Form 10-K
period 2011-12-31
CVB FINANCIAL CORP
filed 2012-02-29
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $830,627,042.

Number of shares of common stock of the registrant outstanding as of February 15, 2012: 104,609,518.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2011	Part III of Form 10-K

CVB FINANCIAL CORP.

2011 ANNUAL REPORT ON FORM 10-K

INTRODUCTION

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities and Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder, or Exchange Act, and as such involve risk and uncertainties. All statements in this Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. These forward-looking statements relate to, among other things, anticipated future operating and financial performance, the allowance for credit losses, our financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision and statements relating to any of the foregoing.

Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•	Ability to attract deposits and other sources of liquidity;

•	Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;

•	A prolonged slowdown in construction activity;

•	Changes in our ability to receive dividends from our subsidiaries;

•	The effect of any goodwill impairment;

•	Accounting adjustments in connection with our acquisition of assets and assumptions of liabilities from San Joaquin Bank;

•	The effect of climate change and attendant regulation on our customers and borrowers;

•	Our ability to manage the loan portfolio acquired from San Joaquin Bank within the limits of the loss protection provided by the Federal Deposit Insurance Corporation (“FDIC”);

•	Compliance with our agreements with the FDIC with respect to the loans we acquired from San Joaquin Bank and our loss-sharing arrangements with the FDIC;

•	Impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of non-performing assets and charge-offs;

•	Changes in critical accounting policies and judgments;

•	Effects of acquisitions we may make;

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply, including, but not limited to, the Dodd-Frank Act of 2010;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Cybersecurity breaches of our systems;

•	Changes in government interest rate policies;

•	Fluctuations of our stock price;

•	Political developments or instability;

•	Acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu;

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and savings habits;

•	Technological changes;

•	The ability to increase market share and control expenses;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	Volatility in the credit and equity markets and its effect on the general economy;

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

For additional information concerning risks we face, see “Item 1A. Risk Factors” and any additional information we set forth in our periodic reports filed pursuant to the Exchange Act, including this Annual Report on Form 10-K. We do not undertake any obligation to update our forward-looking statements to reflect occurrences or unanticipated events or circumstances arising after the date of such statements, except as required by law.

PART I

ITEM 1.	BUSINESS

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is our principal asset. The Company has three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, and CVB Statutory Trust III. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. A similar entity, FCB Trust II, was acquired by the Company through its acquisition of First Coastal Bancshares (“FCB”) in June, 2007, the subordinated debt issued by FCB Trust II was redeemed by the Company on January 7, 2012, and FCB Trust II was then terminated in connection with this transaction.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2011, the Company had $6.48 billion in total consolidated assets, $3.38 billion in net loans, $4.60 billion in deposits, $509.4 million in customer repurchase agreements, and $448.7 million in borrowings.

On October 16, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”), headquartered in Bakersfield, California, in an FDIC-assisted transaction. We acquired all five branches of SJB, one of which we consolidated with our existing Bakersfield business financial center. Through this acquisition, we acquired $489.1 million in loans, $25.3 million in investment securities, $530.0 million in deposits, and $121.4 million in borrowings. The foregoing amounts were reflected at fair value as of the acquisition date.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2011, the Bank had $6.47 billion in assets, $3.38 billion in net loans, $4.60 billion in deposits, $509.4 million in customer repurchase agreements, and $448.7 million in borrowings.

As of December 31, 2011, we had 42 Business Financial Centers located in the Inland Empire, Los Angeles County, Orange County and the Central Valley areas of California. Of the 42 Business Financial Centers, we opened 13 as de novo centers and obtained the other 29 in acquisition transactions.

We also have five Commercial Banking Centers, of which four were opened in 2008 and one was opened in 2009. No offices were opened in 2010 or 2011. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. These centers are located in Encino (in the San Fernando Valley), Los Angeles, Torrance and Burbank. The fifth one, the Inland Empire Commercial Banking Center, is located adjacent to the Ontario Airport Business Financial Center. We also have two trust offices in Ontario and Pasadena. These offices serve as sales offices for wealth management, trust and investment products. In October 2011, we closed a center location in McFarland, California which is located about sixty miles northeast of Bakersfield. We consolidated this location into our Delano Business Financial Center, located about six miles away.

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

We offer a wide range of financial services and trust services through our CitizensTrust division. These services include fiduciary services, mutual funds, annuities, 401(k) plans and individual investment accounts.

Business Segments

We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. Our Centers are the focal points for customer sales and services. As such, these Centers comprise the biggest segment of the Company. Our other reportable segment, Treasury manages all of the investments for the Company. All administrative and other smaller operating departments are combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Business Segments in the notes to consolidated financial statements.

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

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although general economic conditions have somewhat improved, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still experiencing difficulty due to reduced consumer spending and continued liquidity challenges in the credit markets. In response to this economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry.

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

Government Policies, Legislation, and Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”), which became law on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. The numerous rules and regulations promulgated under Dodd-Frank are likely to impact our operations and compliance costs. Other legislative and regulatory initiatives which could affect us, and the banking industry in general, are pending. Additional initiatives may be proposed or introduced before Congress, the California legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby.

Dodd-Frank followed the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 (“ARRA”) in response to the economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes the following key provisions affecting the banking industry:

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

(v) enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the “Volcker Rule”);

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

The federal regulatory agencies are in the process of issuing all of the proposed and certain final rules, studies and reports as required by Dodd-Frank. We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation by regulations and in supervisory policies and practices may affect us. Dodd-Frank is expected to result in more stringent capital, liquidity and leverage requirements on us and may otherwise adversely affect our business. For example, the provisions that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek other sources of capital in the future. As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

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

CVB is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, CVB and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”). DFI approvals may also be required for certain mergers and acquisitions.

Securities Exchange Act of 1934

CVB’s common stock is publicly held and listed on the NASDAQ Stock Market (“NASDAQ”), and CVB is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (“SEC”) promulgated thereunder as well as listing requirements of NASDAQ.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the number of bank failures and losses incurred by DIF in recent years, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC incurred substantially increased operating costs. In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid its assessments based on the calculations of the projected assessments at that time.

As required by Dodd-Frank, the FDIC adopted a DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (4) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027. In connection with these changes, we expect our FDIC deposit insurance premiums to increase.

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio is less than 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes an adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the issuing insured depository institution’s Tier 1 capital. The new rule became effective for the quarter beginning April 1, 2011.

Our FDIC insurance expense totaled $4.6 million for 2011. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, were 0.01020% of insured deposits for the first quarter of fiscal 2011, 0.01000% for the second and third quarters of 2011 and 0.00680% of insured deposits for the fourth quarter of 2011.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed above. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2011, the Company’s and the Bank’s capital ratios significantly exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

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

Qualifying capital is classified depending on the type of capital:

•

“Tier 1 capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. Accordingly, the capital received from trust preferred offerings qualifies as Tier 1 capital, but is subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. Small bank holding companies with less than $500 million in assets could issue new trust preferred which could still qualify as Tier 1; however, the market for any new trust preferred capital raises is uncertain.

•

“Tier 2 capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for credit losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier 2 capital for institutions with more than $15 billion in total consolidated assets.

•	“Tier 3 capital” consists of qualifying unsecured debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier I capital.

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2011, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”. As of December 31, 2011, the Bank’s total risk-based capital ratio was 18.63% and its Tier 1 risk-based capital ratio was 17.36%. As of December 31, 2011, the Company’s total risk-based capital ratio was 19.05% and its Tier 1 risk-based capital ratio was 17.79%. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The Company and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2011, the Bank’s leverage capital ratio was 10.92%, and the Company’s leverage capital ratio was 11.19%, both ratios significantly exceeding regulatory minimums.

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

On February 7, 2011, the Board of Directors of the FDIC approved a joint proposed rulemaking to implement Section 956 of Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by 1) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; 2) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; 3) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; 4) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and 5) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator. A joint rule making proposal will be published for comment by all of the banking agencies and the SEC, among other agencies.

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

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Dodd-Frank provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve. This bureau is a new regulatory agency for United States banks. It has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary federal banking agency.

Regulation of Non-bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.

Employees

At February 15, 2012, we employed 811 persons, 578 on a full-time and 233 on a part-time basis. We believe that our employee relations are satisfactory.

Available Information

Reports filed with the SEC include our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied on official business days between 10:00 a.m. and 3:00 p.m. at the public reference facilities of the SEC on file at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current Report on Form 8-K, and any amendment there to, as soon as reasonably practicable after we file such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

Executive Officers of the Company

The following sets forth certain information regarding our executive officers as of February 15, 2012:

Executive Officers:

Name	Position	Age
Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	49
Richard C. Thomas	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	63
James F. Dowd	Executive Vice President and Chief Credit Officer of the Bank	59
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	44
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	44

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

Mr. Thomas assumed the position of Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank on March 1, 2011. Mr. Thomas initially joined the Bank as an Executive Vice President Finance and Accounting on December 13, 2010. Previously, Mr. Thomas served as Chief Risk Officer of Community Bank. From 1987 to 2009, he was an audit partner of Deloitte & Touche LLP.

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

Mr. Harvey assumed the position of Executive Vice President and Chief Operations Officer of the Bank on December 31, 2009. From 2000 to 2008, he served as Senior Vice President and Operations Manager at Bank of the West. From 2008 to 2009 he served as Executive Vice President and Commercial and Treasury Services Manager at Bank of the West.

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

Risk Relating to Recent Economic Conditions and Government Response Efforts

Difficult economic and market conditions have adversely affected our industry

After suffering sharp declines over the past several years, the pace of housing price declines has appeared to slow more recently, although existing delinquencies and foreclosures continue to create overhang. This in turn has negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, while there are signs that general economic conditions, including the employment markets, have started to show improvement, such signs remain tentative, and compared to prior periods of growth, most areas and industries continue to experience reduced availability of commercial credit and high unemployment. This in turn has negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. These economic conditions and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the economy and financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events, or any downward turn in the economy:

•

We face increased regulation of our industry as demonstrated by the adoption of Dodd-Frank. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

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

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in difficulty in accessing capital or an inability to borrow on favorable terms or at all from other financial institutions.

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investments banks to bank holding companies may adversely affect the Company’s ability to market its products and services.

•

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attacks are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Any compromise of our security could result in a violation of privacy or other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2011, we recorded a $7.1 million provision for credit losses, charged off $20.5 million, and had net recoveries of $2.2 million. There has been a significant slowdown in the real estate markets in portions of Los Angeles, Riverside, San Bernardino and Orange counties, and the Central Valley area of California where a majority of our loan customers are based. This slowdown reflects declining prices in real estate, excess inventories of homes and increasing vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans. As of December 31, 2011, we had $2.17 billion in commercial real estate loans, $94.8 million in construction loans and $179.7 million in single family residential mortgages. Although there are signs that the U.S. economy is now appearing to emerge from recession, deterioration in the real estate market, and in particular the commercial real estate market, could affect the ability of our loan customers to service their debt. This which could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Volatility in commodity prices may adversely affect our results of operations.

As of December 31, 2011, approximately ten percent (10.5%) of our gross loan portfolio was comprised of dairy, livestock and agribusiness loans. Recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy and livestock loans to perform under the terms of their borrowing arrangements with us. In addition, certain grains are being diverted from the food chain into the production of ethanol which is causing the price of feed stocks for dairies to remain high, therefore putting pressure on margins of milk sales and cash flows. These situations, as well as others, could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Risks Related to Our Market and Business

Our allowance for credit losses may not be appropriate to cover actual losses

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan and lease defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for credit losses is appropriate to cover inherent losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance.

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

Our interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits

The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of Dodd-Frank. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. While the Company has not yet incurred significant deposit costs as a result of this repeal, it is possible that our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers. This could have a material adverse effect on our financial condition, net income and results of operations.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets

A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

Additional risks associated with our construction loan portfolio include failure of contractors to complete construction on a timely basis or at all, market deterioration during construction, cost overruns and failure to sell or lease the security underlying the construction loans so as to generate the cash flow anticipated by our borrower. Continued declines in real estate values, coupled with the current economic downturn and an associated increase in unemployment, may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or decrease in deposits, which may cause us to incur losses, adversely affect our capital or hurt our business.

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

We may experience goodwill impairment

If our estimates of segment fair value change due to changes in our businesses or other factors, we may determine that impairment charges on goodwill recorded as a result of acquisitions are necessary. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the fair value of the Company declines, we may need to recognize goodwill impairment in the future which would have a material adverse effect on our results of operations and capital levels.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2011 our balance sheet was slightly liability sensitive and, as a result, our net interest margin tends to decline in a rising interest rate environment and expand in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.

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

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. Dodd-Frank sets out sweeping regulatory changes. Changes imposed by Dodd-Frank include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. Certain provisions are effective immediately; however, much of the Financial Reform Act is subject to further rulemaking and/or studies. As such, while we are subject to the legislation, we cannot fully assess the impact of Dodd-Frank until more final rules are implemented.

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

We could be liable for breaches of security in our online banking services. Fear of security breaches (including cybersecurity breaches) could limit the growth of our online services

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on our business, results of operations and financial condition.

Our controls and procedures could fail or be circumvented

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

We may engage in FDIC-assisted transactions, which could present additional risks to our business

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

Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted San Joaquin Bank acquisition may be non-recurring or finite in duration

Through the acquisition of San Joaquin Bank, we acquired approximately $673.1 million of assets and assumed $660.9 million of liabilities. The San Joaquin Bank acquisition was accounted for under the purchase method of accounting and we recorded an after-tax bargain purchase gain totaling $12.3 million as a result of the acquisition. This gain was included as a component of other operating income on our statement of earnings for 2009. The amount of the gain was equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities. The bargain purchase gain resulting from the acquisition was a one-time gain that is not expected to be repeated in future periods.

In addition, the loans that we acquired from San Joaquin Bank were acquired at a $199.8 million discount. Approximately $197.7 million of this discount represents the non accretable discount and $2.1 million of the discount represents the adjustment for the differences between current market interest rates and the contractual interest rates on the acquired loans. The accretable discount is amortized and accreted to interest income on a monthly basis, in accordance with ASC 310-30, Loans and Debt securities Acquired with Deteriorated Credit Quality. However, as these loans are paid-off, charged-off, sold, or transferred to OREO, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. During 2009, no accelerated accretion on loans was recorded in interest income. During 2011 and 2010, $12.6 million and $26.7 million in accelerated accretion were recorded in interest income. As of December 31, 2011, the balance of the carrying value of our discount on loans was $50.8 million, which has decreased by $64.0 million from its carrying value of $114.8 million as of December 31, 2010, by $133.6 million from its carrying value of $184.4 million as of December 31, 2009 and by $149.0 million from its initial value of $199.8 million. The reduction in the discount from December 31, 2010 to December 31, 2011 was primarily due to $36.6 million in loan charge-offs and $12.6 million in accelerated accretion. The reduction in the discount from December 31, 2009 to December 31, 2010 is primarily due to $42.2 million in loan charge-offs and $26.7 million in accelerated accretion. The reduction in discount from the initial value to December 31, 2009 was primarily due to $15.1 million in loan charge-offs. We expect the continued reduction of discount accretion recorded as interest income in future quarters, especially related to accelerated accretion.

Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

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

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of December 31, 2011, $262.5 million, or 4.1%, of our assets were covered by the FDIC loss sharing agreement. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

We face strong competition from financial services companies and other companies that offer banking services

We conduct most of our operations in California. The banking and financial services businesses in California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to offer products at lower costs, maintain numerous locations, and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, the Bank’s reputation, general ledger, deposit, servicing and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, which may result in increased costs or other consequences that in turn could have an adverse effect on our business.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, some of whom may be considering retirement, and we may not be able to identify and attract suitable candidates to replace such directors.

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

We are subject to a pending investigation by the SEC, a consolidated class action lawsuit and a similar state law derivative action which could adversely affect us.

We are subject to an investigation by the SEC. In addition, two federal securities class action lawsuits, which have been consolidated, were filed against us and certain of our officers, and a state law derivative action was filed in the name of the Company against our directors. Although the consolidated federal action was dismissed by the federal district court subsequent to the end of 2011, on January 12, 2011, the plaintiffs were given leave by the court to file an amended complaint, which the plaintiffs may decide to pursue. We are unable, at this time, to estimate our potential liability in these matters, but may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with the SEC investigation and the consolidated lawsuit which could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in the SEC investigation and the federal and state lawsuits may divert internal resources away from managing our business. See “Legal Proceedings”

Federal and state laws and regulations may restrict our ability to pay dividends

The ability for the Bank to pay dividends to the Company and for the Company to pay dividends to its shareholders is limited by applicable federal and California law and regulations. See “Business — Regulation and Supervision” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

The price of our common stock may be volatile or may decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in its share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company and/or the Bank; or

•	domestic and international economic factors unrelated to the Company’s performance.

The stock market and, in particular, the market for financial institution stocks, experienced significant volatility in recent years. The market price of our common stock and the trading volume in our common stock may fluctuate and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statement”. The capital and credit markets have been experiencing volatility and disruption for more than three years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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

We may face other risks

From time to time, we detail other risks with respect to our business and/or financial results in our filings with the SEC.

For further discussion on additional areas of risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations — Risk Management.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Company.

As of December 31, 2011, the Bank occupied a total of 49 premises consisting of (i) 47 of its Business Financial and Commercial Banking Centers (“Centers”) of which two Centers are located at our Corporate Headquarters, (ii) a Corporate Headquarters and two operations/administrative centers, and (iii) a storage facility. We own 11 of these locations and the remaining properties are leased with expiration dates ranging from 2012 through 2020, at which time we can exercise options that could extend certain leases through 2030. All properties are located in Southern and Central California.

As of December 31, 2011, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization totaled $36.3 million. Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2011, was $11.3 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 8 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

ITEM 3.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2011, the Company does not have any significant litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for credit loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We are fully cooperating with the SEC in its investigation, including its follow-up requests. We cannot predict the timing or outcome of the investigation.

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The complaint seeks compensatory damages and other relief in favor of the purported class. On May 13, 2011, defendants filed a motion to dismiss the consolidated complaint. Following the filing by each side of supplemental motions and memoranda, the District Court conducted a hearing on August 29, 2011. The District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed an amended complaint against the same defendants, which the Company plan to vigorously contest.

On February 28, 2011, a purported shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties filed a notice on September 30, 2011 to postpone the Court’s hearing on the defendants’ demurrer until January 12, 2012, and this postponement was subsequently extended to April 16, 2012.

Because we are in the early stages of these proceedings, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 1,819 shareholders of record as of February 15, 2012.

Two Year Summary of Common Stock Prices
Quarter Ended	High	Low	Dividends
12/31/2011	$10.27	$7.28	$0.085 Cash Dividend
9/30/2011	$10.00	$7.41	$0.085 Cash Dividend
6/30/2011	$9.94	$8.18	$0.085 Cash Dividend
3/31/2011	$9.32	$7.83	$0.085 Cash Dividend

12/31/2010	$9.09	$7.30	$0.085 Cash Dividend
9/30/2010	$10.99	$6.61	$0.085 Cash Dividend
6/30/2010	$11.85	$9.00	$0.085 Cash Dividend
3/31/2010	$10.89	$8.44	$0.085 Cash Dividend

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow”.

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock. As of December 31, 2011, we have the authority to repurchase up to 7,765,171 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. During 2011 and 2010, we repurchased 1,594,488 and 640,341 shares of common stock at the average price of $7.86 and $8.07, respectively. The shares are canceled and retired upon repurchase. There is no expiration date for our current stock repurchase program.

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the industry group line depicted below). The graph assumes an initial investment of $100 on January 1, 2006, and reinvestment of dividends through December 31, 2011. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

(PERFORMANCE GRAPH)

ASSUMES $100 INVESTED ON JAN. 01, 2006

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2011

Company/Market/Peer Group	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
CVB Financial Corp.	$100.00	$80.92	$96.84	$73.77	$76.87	$91.77
NASDAQ Composite	$100.00	$110.38	$65.58	$95.27	$112.22	$110.58
Peer Group Index	$100.00	$71.15	$53.46	$42.53	$52.44	$46.33

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In thousands, except per share amounts and percentages)
Interest Income	$269,720	$317,289	$310,759	$332,518	$341,277
Interest Expense	35,039	57,972	88,495	138,839	180,135

Net Interest Income	234,681	259,317	222,264	193,679	161,142

Provision for Credit Losses	7,068	61,200	80,500	26,600	4,000
Other Operating Income	34,216	57,114	81,071	34,457	31,325
Other Operating Expenses	141,025	168,492	133,586	115,788	105,404

Earnings Before Income Taxes	120,804	86,739	89,249	85,748	83,063
Income Taxes	39,071	23,804	23,830	22,675	22,479

NET EARNINGS	$81,733	$62,935	$65,419	$63,073	$60,584

Basic Earnings Per Common Share	$0.77	$0.59	$0.56	$0.75	$0.72

Diluted Earnings Per Common Share	$0.77	$0.59	$0.56	$0.75	$0.72

Cash Dividends Declared Per Common Share	$0.340	$0.340	$0.340	$0.340	$0.340

Cash Dividends paid on Common Shares	$35,805	$36,103	$32,228	$28,317	$28,479
Dividend Pay-Out Ratio (2)	43.81%	57.37%	49.26%	44.90%	47.01%
Weighted Average Common Shares:
Basic	105,142,650	105,879,779	92,955,172	83,120,817	83,600,316
Diluted	105,222,566	106,125,761	93,055,801	83,335,503	84,005,941
Common Stock Data:
Common shares outstanding at year end	104,482,271	106,075,576	106,263,511	83,270,263	83,164,906
Book Value Per Share	$6.84	$6.07	$6.01	$5.92	$5.11
Financial Position:
Assets	$6,482,915	$6,436,691	$6,739,769	$6,649,651	$6,293,963
Investment Securities available-for-sale	2,201,526	1,791,558	2,108,463	2,493,476	2,390,566
Net Non-Covered Loans	3,125,763	3,268,469	3,499,455	3,682,878	3,462,095
Net Covered Loans (5)	256,869	374,012	470,634	—	—
Deposits	4,604,548	4,518,828	4,438,654	3,508,156	3,364,349
Borrowings	958,032	1,095,578	1,488,250	2,345,473	2,339,809
Junior Subordinated debentures	115,055	115,055	115,055	115,055	115,055
Stockholders’ Equity	714,814	643,855	638,228	614,892	424,948
Equity-to-Assets Ratio (1)	11.03%	10.00%	9.47%	9.25%	6.75%
Financial Performance:
Net Income to Beginning Equity	12.69%	9.77%	10.64%	14.84%	15.64%
Net Income to Average Equity (ROE)	12.00%	9.40%	10.00%	13.75%	15.00%
Net Income to Average Assets (ROA)	1.26%	0.93%	0.98%	0.99%	1.00%
Net Interest Margin (TE) (3)	4.04%	4.28%	3.72%	3.41%	3.03%
Efficiency Ratio (4)	53.86%	66.02%	59.95%	57.45%	55.93%
Credit Quality (Non-covered Loans):
Allowance for Credit Losses	$93,964	$105,259	$108,924	$53,960	$33,049
Allowance/Gross Non-Covered Loans	2.92%	3.12%	3.02%	1.44%	0.95%
Total Non-Covered Non-Accrual Loans	$62,672	$157,020	$69,779	$17,684	$1,435
Non-Covered Non-Accrual Loans/Gross Non-Covered Loans	1.94%	4.65%	1.93%	0.47%	0.04%
Allowance/Non-Covered Non-Accrual Loans	149.93%	67.04%	156.10%	305.13%	2,303%
Charge-offs, net of recoveries	$18,363	$64,865	$25,536	$5,689	$1,358
Charge-offs, net of recoveries/Average loans	0.57%	1.86%	0.68%	0.16%	0.04%
Regulatory Capital Ratios For the Company:
Leverage Ratio	11.19%	10.58%	9.63%	9.84%	7.57%
Tier 1 Capital	17.79%	16.61%	15.06%	14.18%	11.04%
Total Capital	19.05%	18.00%	14.45%	15.54%	12.01%
For the Bank:
Leverage Ratio	10.92%	10.54%	9.58%	9.65%	7.14%
Tier 1 Capital	17.36%	16.55%	14.99%	13.93%	10.45%
Total Capital	18.63%	17.82%	16.26%	15.19%	11.31%

(1)	Stockholders’ equity divided by total assets.
(2)	Cash dividends on common stock divided by net earnings.
(3)	Net interest income (TE) divided by total average earning assets
(4)	Noninterest expense divided by total revenue (net interest income, after provision for credit losses, and other operating income).
(5)	Covered loans are those loans acquired from SJB and covered by a loss sharing agreement with the FDIC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

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

Historically, we have been active in completing acquisitions and we will continue to consider acquisition targets, including FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value along with organic growth. Since 2000, we have acquired five banks and a leasing company, and we have opened four de novo centers: Bakersfield, Fresno, Madera, and Stockton, California. We also opened four new Commercial Banking Centers since 2008. We closed the McFarland center in October 2011.

Economic conditions in our California service area impact our business. Unemployment is high in our market areas and areas of our marketplace have been significantly affected by adverse economic conditions, both nationally and in California. As of December 31, 2011, approximately 18% of our total loan portfolio of $3.5 billion is located in the Inland Empire region of California. Approximately 32%, 24%, and 13% of our total loan portfolio is located in Los Angeles County, the Central Valley, and Orange County, respectively. The balance of the portfolio (13%) is outside these regions. We continue to see the impact of constrained economic conditions on our loan portfolio; however, there have been recent improvements in the level of our non-performing loans and the levels of our classified assets. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in provisions for credit losses, loan delinquencies and defaults.

Despite the continued weakness in economic outlook, in October 2011, Fitch Ratings affirmed the long-term Issuer Default Ratings (IDR) of the Company and the Bank at ‘BBB’. The affirmation of the Company ratings reflects its stable performance through the most recent cycle, solid core earnings and recent improvements in asset quality.

Our net interest income before provision for credit losses of $234.7 million in 2011, decreased by $24.6 million or 9.50%, compared to net interest income before provision for credit losses of $259.3 million for 2010, principally due to a decrease of $47.6 million in interest income, partially offset by a decrease of $22.9 million in interest expense. The 17 basis point decrease in our net interest spread tax equivalent (“TE”) resulted from a 59 basis point decrease in the yield on average earning assets, offset by a 42 basis point decrease in the average cost of interest-bearing liabilities. The Bank has historically had a favorable level of noninterest-bearing deposits, primarily due to our specialization in businesses and professionals as customers. As of December 31, 2011, 44.04% of our deposits were interest-free. This, accompanied by a decreasing interest rate environment, has allowed us to retain a low cost of deposits of 0.19% for 2011 compared to 0.40% for 2010, which contributed to the reduction in interest expense for 2011.

Our net earnings increased to $81.7 million in 2011 compared to $62.9 million in 2010, an increase of $18.8 million, or 29.87%. The year-over-year increase was primarily the result of decreases in the provision for credit losses, interest expense, and other operating expenses in 2011, offset by decreases in other operating income and interest income. Diluted earnings per common share increased $0.18 to $0.77 in 2011 from $0.59 in 2010.

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

Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management” and Notes 1 and 4 of our Consolidated Financial Statements.

Investment Portfolio: The investment portfolio is an integral part of our financial performance. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of our financial condition and results of operations.

We classify as held-to-maturity securities those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. Our investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. The classification and accounting for investment securities are discussed in detail in Note 3, “Investment Securities,” of the Consolidated Financial Statements presented elsewhere in this report.

The fair values of investment securities are generally determined by reference to an independent external pricing service provider who has experience in valuing these securities. In obtaining such valuation information from third parties, management has evaluated the methodologies used to develop the resulting fair values. Management performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations, which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment (“OTTI”). Such impairment, if any, is required to be recognized in earnings. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgment and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors that we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities, and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be “other-than-temporarily” impaired as of December 31, 2011.

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

Goodwill and Intangible Assets: We have acquired entire banks and branches of banks. Those acquisitions accounted for under the purchase method of accounting have given rise to goodwill and intangible assets. We record the assets acquired and liabilities assumed at their fair value. These fair values are determined by use of internal and external valuation techniques. The excess purchase price is allocated to assets and liabilities respectively, resulting in identified intangibles. The identified intangible assets and liabilities are amortized over the estimated lives of the assets or liabilities. Any excess purchase price after this allocation results in goodwill. Goodwill is tested on an annual basis for impairment.

Goodwill Impairment: Under ASC 350 (previously SFAS No. 142, Goodwill and Other Intangibles), goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s two major operating segments identified in Note 21 to the Company’s consolidated financial statements presented elsewhere in this report). Under the market approach utilized, the fair value is calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalization and multiple was used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill allocated to the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. There was no recorded impairment as of December 31, 2011.

Acquired Loans: Acquired loans are valued as of the acquisition date in accordance with ASC 805 Business Combinations (formerly FAS 141R Business Combinations). Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer). Further, the Company elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology.

Under ASC 805 and ASC 310-30, loans are recorded at fair value at the acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses is not carried over or recorded as of the acquisition date. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated non-distressed loans acquired in the FDIC-assisted acquisition of San Joaquin Bank in ten different pools, based on common risk characteristics.

Under ASC 310-30, the excess of the expected cash flows at the acquisition over the fair value is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in cash flow over those expected at the acquisition date in excess of fair value are recorded as an adjustment to accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at the acquisition date are recognized by recording an allowance for credit losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the allocated carrying amount.

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

Covered Other Real Estate Owned: All other real estate owned acquired in the FDIC-assisted acquisition of SJB are included in a FDIC shared-loss agreement and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC loss sharing asset, with the estimated net loss charged against earnings.

FDIC Loss Sharing Asset: In conjunction with the FDIC-assisted acquisition of San Joaquin Bank, the Company entered into a shared-loss agreement with the FDIC for amounts receivable under the shared-loss agreement. At the date of the acquisition the Company elected to account for amounts receivable under the shared-loss agreement as a loss sharing asset in accordance with ASC 805. Subsequent to the acquisition, the loss sharing asset is adjusted for payments received and changes in estimates of expected losses and is not being accounted for under fair value. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increase and decreases to the FDIC indemnification asset are recorded as adjustments to other operating income.

Non-Covered Other Real Estate Owned: Other real estate owned (“OREO”) represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for credit losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are written down to fair value with a direct charge to other operating expense.

Any subsequent operating expenses or income of such properties are charged to other operating expense or income, respectively. Any declines in value after foreclosure are recorded as OREO expense. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

We are able and willing to provide financing for entities purchasing loans or OREO assets. Our general guideline is to seek an adequate down payment (as a percentage of the purchase price) from the buyer. We will consider lower down payments when this is not possible; however, accounting rules require certain minimum down payments in order to record the profit on sale, if any. The minimum down payment varies by the type of underlying real estate collateral.

Fair Value of Financial Instruments: We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in Note 20 to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

ANALYSIS OF THE RESULTS OF OPERATIONS

The following table summarizes net earnings, earnings per common share, and key financial ratios for the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands,
	except per share amounts)
Net earnings	$81,733	$62,935	$65,419
Earnings per common share:
Basic (1)	$0.77	$0.59	$0.56
Diluted (1)	$0.77	$0.59	$0.56
Return on average assets	1.26%	0.93%	0.98%
Return on average shareholders’ equity	12.00%	9.40%	10.00%

(1)	Earnings and diluted earnings per common share for 2009 includes $0.14 per share due to the preferred stock dividend and discount amortization and $0.07 per share due to the increase in weighted common shares outstanding as a result of our capital offering.

Earnings

We reported net earnings of $81.7 million for the year ended December 31, 2011. This represented an increase of $18.8 million, or 29.87%, from net earnings of $62.9 million for the year ended December 31, 2010. Net earnings for 2010 increased $2.5 million to $62.9 million, or 3.80%, from net earnings of $65.4 million for the year ended December 31, 2009. Basic and diluted earnings per common share were $0.77 in 2011, compared to $0.59 in 2010, and $0.56 in 2009.

The increase in net earnings for 2011 compared to 2010 was primarily the result of a decrease in the provision for credit losses of $54.1 million and a $27.5 million decrease in other operating expenses. These decreases included $15.4 million in prepayment penalties ($3.3 million in 2011 compared to $18.7 million in 2010) and $3.5 million in provision for unfunded commitments, partially offset by a decrease in net interest income of $24.6 million, as described herein, and a decrease in other operating income of $22.9 million. The decrease in other operating income was primarily due to gain on sale of securities of $38.9 million in 2010, partially offset by an increase of $16.0 million in the FDIC loss sharing asset

The decrease in net earnings for 2010 compared to 2009 was primarily the result of an increase in other operating expenses. Significant items included prepaying $350.0 million in borrowings which resulted in $18.7 million in prepayment penalties, a $6.3 million increase in professional fees, and a $6.3 million increase in OREO expenses. In addition, there was a decrease in other operating income due to several causes. Gain on sales of securities increased $10.5 million in 2010 over 2009. However, this was offset by a $15.9 million reduction in the SJB loss-sharing asset in 2010. In addition, 2009 included a $21.1 million gain from the SJB acquisition. These three items resulted in a $26.5 million reduction in other operating income. The provision for credit losses decreased $19.3 million in 2010 from 2009.

For 2011, our return on average assets was 1.26%, compared to 0.93% for 2010 and 0.98% for 2009. Our return on average stockholders’ equity was 12.00% for 2011, compared to a return of 9.40% for 2010, and 10.00% for 2009. The increase in return on average assets and stock stockholders’ equity in 2011 was primarily due to the increase in net earnings as described herein.

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for 2011 and 2010:

Summary of Covered Asset Related Income (excluding normal loan accretion)

December 31, 2011 and 2010

	For the Year Ended December 31
Covered Asset Related income/expense	2011	2010
	(Dollars in thousands)
Interest Income-Accelerated accretion	$12,586	$26,740
Other Income-Increase/(decrease) in FDIC loss share asset	171	(15,856)
Other Income-Gain/(loss) on sale of OREO	446	(916)
Expenses-legal and professional	(2,011)	(1,912)
Expenses-OREO write-down	(4,484)	(1,917)
Expenses-OREO expenses	(988)	(616)
Expenses-Other expenses (appraisals)	(485)	(376)

Net income before income taxes related to covered assets	$5,235	$5,147

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, increase (decrease) in the FDIC loss sharing assets as well as the other noninterest expenses related to covered loans.

The accelerated discount accretion of $12.6 million in 2011, recognized as part of interest income from covered loans, decreased $14.1 million compared to $26.7 million in 2010. This decrease was partially offset by a $16.0 million increase resulting from changes in the FDIC loss sharing asset ($171,000 net increase in 2011 compared to a net decrease of $15.9 million in 2010).

The Company also recognized net gain on sales of covered OREO of $446,000 in 2011 compared to a loss of $916,000 for 2010.

Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset — related expenses. Total covered asset-related expenses were $8.0 million for 2011, up from $4.8 million for 2010.

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

Table 1 presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
ASSETS
Investment Securities (1)
Taxable	$1,359,434	$37,310	2.77%	$1,318,601	$49,720	3.78%	$1,652,509	$76,798	4.67%
Tax-advantaged	624,340	23,640	5.37%	651,811	25,394	5.51%	675,273	27,329	5.71%
Investment in FHLB stock	80,091	242	0.30%	93,461	324	0.35%	93,989	195	0.21%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	461,837	1,438	0.31%	337,908	1,125	0.33%	124,039	358	0.29%
Loans HFS	4,471	56	1.25%	3,078	54	1.75%	153	5	3.27%
Loans (2)	3,623,137	194,448	5.37%	4,067,702	213,932	5.26%	3,735,339	206,074	5.52%
Yield adjustment to interest income from discount accretion	(81,847)	12,586		(162,667)	26,740

Total Earning Assets	6,071,463	269,720	4.61%	6,309,894	317,289	5.20%	6,281,302	310,759	5.13%
Total Non Earning Assets	434,045			461,923			361,180

Total Assets	$6,505,508			$6,771,817			$6,642,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings Deposits (3)	$1,741,128	$5,592	0.32%	$1,698,628	$9,947	0.59%	$1,366,355	$10,336	0.76%
Time Deposits	910,965	3,116	0.34%	1,188,878	8,306	0.70%	1,195,378	14,620	1.22%

Total Deposits	2,652,093	8,708	0.33%	2,887,506	18,253	0.63%	2,561,733	24,956	0.97%
Other Borrowings	1,200,613	26,331	2.19%	1,484,356	39,719	2.68%	1,927,923	63,539	3.30%

Interest Bearing Liabilities	3,852,706	35,039	0.91%	4,371,862	57,972	1.33%	4,489,656	88,495	1.97%

Non-interest bearing deposits	1,905,605			1,669,611			1,431,204
Other Liabilities	65,847			61,021			67,741
Stockholders’ Equity	681,350			669,323			653,881

Total Liabilities and Stockholders’ Equity	$6,505,508			$6,771,817			$6,642,482

Net interest income		$234,681			$259,317			$222,264

Net interest income excluding discount		222,095			232,577

Net interest spread — tax equivalent			3.70%			3.87%			3.16%
Net interest spread — tax equivalent excluding discount			3.43%			3.32%			N/A
Net interest margin			3.87%			4.11%			3.54%
Net interest margin — tax equivalent			4.04%			4.28%			3.72%
Net interest margin — tax equivalent excluding discount			3.78%			3.76%			N/A
Net interest margin excluding loan fees			3.83%			4.07%			3.49%
Net interest margin excluding loan fees — tax equivalent			4.00%			4.23%			3.67%

(1)	Non tax-equivalent (TE) rate w as 3.09% for 2011, 3.82% for 2010, and 4.49% for 2009.
(2)	Loan fees are included in total interest income as follow s, (000)s omitted: 2011, $2,124; 2010, $2,646.
(3)	Includes interest bearing demand and money market accounts.

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our net interest margin (TE) was 4.04% for 2011, compared to 4.28% for 2010, and 3.72% for 2009. Our net interest income and net interest margin are driven by the combination of our loan and securities volume, yield on assets, deposit and borrowings volume, and our deposit pricing as discussed in the following paragraphs. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment.

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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2011 Compared to 2010				2010 Compared to 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest Income:
Taxable investment securities	$1,270	($13,289)	($391)	($12,410)	($15,287)	($14,623)	$2,832	($27,078)
Tax-advantaged securities	(1,501)	(297)	44	(1,754)	(1,301)	(670)	36	(1,935)
Fed funds sold & interest-bearing deposits with other institutions	409	(68)	(28)	313	620	50	97	767
Investment in FHLB stock	(47)	(47)	12	(82)	(1)	132	(2)	129
Loans HFS	24	(15)	(7)	2	96	(2)	(45)	49
Loans	(23,384)	4,474	(574)	(19,484)	18,346	(9,712)	(776)	7,858
Yield adjustment from discount accretion	(13,287)	(1,724)	857	(14,154)	0	0	26,740	26,740

Total interest on earning assets	(36,516)	(10,966)	(87)	(47,569)	2,473	(24,825)	28,882	6,530

Interest Expense:
Savings deposits	251	(4,586)	(20)	(4,355)	2,525	(2,323)	(591)	(389)
Time deposits	(1,945)	(4,280)	1,035	(5,190)	(79)	(6,216)	(19)	(6,314)
Other borrowings	(7,604)	(7,273)	1,489	(13,388)	(14,841)	(12,119)	3,140	(23,820)

Total interest on interest-bearing liabilities	(9,298)	(16,139)	2,504	(22,933)	(12,395)	(20,658)	2,530	(30,523)

Net Interest Income	($27,218)	$5,173	($2,591)	($24,636)	14,868	(4,167)	26,352	37,053

2011 Compared to 2010

Net interest income, before provision for credit losses decreased $24.6 million, or 9.50%, over net interest income of $259.3 million for 2010. This decrease in net interest income for 2011 resulted from a decrease of $47.6 million in interest income, partially offset by a decrease of $22.9 million in interest expense. The 17 basis point decrease in our net interest spread (TE) resulted from a 59 basis point decrease in the yield on average earning assets, offset by a 42 basis point decrease in the average cost of interest-bearing liabilities.

Interest income of $269.7 million decreased $47.6 million, or 14.99% compared to total interest income of $317.3 million for 2010. The decrease in interest income was primarily due to a $444.6 million decrease in the average balance of loans for 2011 which decreased interest income by $23.4 million. In addition, there was a $14.1 million decrease in the discount accretion from covered SJB loans, and $13.3 million from a 101 basis point decrease in the yield on taxable investment securities as result of the decreasing interest rate environment. The discount accretion represents accelerated principal payments on SJB loans and is recorded as a yield adjustment to interest income. As a result, the average yield (TE) on interest-earning assets decreased to 4.61% in 2011, or 59 basis points, from 5.20% in 2010. Average earning assets decreased by $238.4 million, or 3.78%, from $6.31 billion for 2010 compared to $6.07 billion for 2011. Excluding the accelerated accretion, the yield in interest-earning assets would have been 4.34% for 2011 compared to 4.65% for 2010.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at December 31, 2011 and 2010. As of December 31, 2011 and 2010, we had $62.7 million and $157.0 million of non-covered non-accrual loans, respectively. Had non-covered non-accrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been $3.5 million and $5.2 million greater for 2011 and 2010, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $2.1 million for 2011 and $2.6 million for 2010. The decrease in loan fee income during 2011 was due to a decrease in loan originations as a result of the sustained weakness in the economy resulting in declining loan demand.

Interest income includes dividends earned on our investment in FHLB capital stock. For the year ended December 31, 2011 and 2010, dividends earned on FHLB stock totaled $242,000 and $324,000, respectively. In 2009, the FHLB announced that there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past. However, the FHLB did declare and pay dividends during both 2010 and 2011.

Interest expense of $35.0 million for 2011 decreased $22.9 million, or 39.56% compared to $58.0 million for 2010. The average rate paid on interest-bearing liabilities decreased 42 basis points, to 0.91% in 2011 from 1.33% in 2010 as a result of a decreasing interest rate environment in 2011 as well as the mix of interest-bearing liabilities. Other borrowings typically have a higher cost than interest-bearing deposits. The average cost of borrowings decreased to 2.19% for 2011 from 2.68% for 2010 and was primarily due to a $283.7 million decrease in the average balance of other borrowings for 2011 which increased interest expense by $7.6 million. The prepayments of a $250 million structured repurchase agreement and $100 million in FHLB advances in 2010 resulted in an additional reduction of $5.6 million in interest expense compared to 2010. The $100.0 million in FHLB maturities, which we elected not to renew, also contributed to the decrease in the average cost of borrowings for 2011. The decline in interest expense was driven by lower rates paid and lower average balances on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.33% for 2011 compared to 0.63% for 2010). Average interest-bearing deposits decreased $235.4 million, or 8.15%, from $2.89 billion in 2010 to $2.65 billion in 2011. Average noninterest-bearing deposits increased $236.0 million to $1.91 billion, or 41.81% of total average deposits for 2011, compared to $1.67 billion, or 36.64% of total average deposits for 2010. The decrease in rates paid on deposits (0.19% for 2011 compared to 0.40% for 2010) also contributed to our lower cost of funds.

2010 Compared to 2009

Net interest income increased $37.1 million for 2010 compared to 2009 primarily due to a decrease of $30.5 million in interest expense and a $6.5 million increase in interest income. The decrease in interest expense resulted from a decrease in the average rate paid on interest-bearing liabilities to 1.33% in 2010 from 1.97% in 2009, and a decrease in average interest-bearing liabilities of $117.8 million. The 56 basis point increase in the net interest margin (TE) in 2010 was primarily the result of changes in the mix of assets and liabilities and a $26.7 million discount accretion on covered SJB loans. The increase in the net interest spread (TE) for 2010 compared to 2009 resulted from a 64 basis point decrease in the average cost of interest-bearing liabilities and a 7 basis point increase in the average yield (TE) on earning assets, thus resulting in a 71 basis point increase in the net interest spread. The decrease in rates during 2010 had a smaller impact on our assets since a majority of our assets are fixed rate, while our deposits and borrowings benefited from rate decreases.

The average yield (TE) on earning assets increased to 5.20% for 2010, from 5.13% for 2009, as a result of a decreasing interest rate environment as well as a change in the mix of average earning assets, and a $26.7 million discount accretion on covered SJB loans. Interest income totaled $317.3 million for 2010. This represented a decrease of $6.5 million, or 2.10%, compared to total interest income of $310.8 for 2009. Investments as a percent of earning assets decreased to 31.23% in 2010 from 37.06% in 2009. The yield on investments for 2010 decreased to 4.35% as compared to 4.98% in 2009. Interest discount accretion from SJB covered loans increased the yield on loans by 90 basis points. Excluding the accelerated accretion, the yield in interest-earning assets would have been 4.65% for 2010.

There was zero interest income that was accrued and not reversed on non-accrual loans at December 31, 2010, and 2009. As of December 31, 2010 and 2009, we had $157.0 million and $69.8 million of non-covered non-accrual loans, respectively. Had non-covered non-accrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been $5.2 million and $4.1 million greater for 2010 and 2009, respectively.

We recognized loan fee income of $2.6 million for 2010 and $3.2 million for 2009. The decrease in loan fee income during 2010 was due to a decrease in loan originations as a result of the weakening economy and diminished loan demand.

For the year ended December 31, 2010 and 2009, dividends earned on FHLB stock totaled $324,000, and $195,000, respectively. In 2009 the FHLB announced that there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future, which, in both cases would decrease our interest income as compared to prior periods, However, the FHLB did declare and pay dividends during 2010.

For 2010, total interest expense decreased $30.5 million, or 34.49%, from total interest expense of $88.5 million for 2009. The decrease in interest expense in 2010 from 2009 was due to the decrease in interest rates on interest-bearing liabilities from 1.97% for 2009 to 1.33% for 2010, and a $117.8 million decrease in average interest bearing liabilities. These variations reflected the decreasing interest rate environment in 2010 and 2009, as well as the change in the mix of interest-bearing liabilities. The average balance of other borrowings as a percent of average interest-bearing liabilities decreased to 33.95% for 2010 as compared to 42.94% for 2009. Other borrowings typically have a higher cost than interest-bearing deposits. The average cost of other borrowings for 2010 was 2.68% compared to 3.30% for 2009, also reflecting the same fluctuating interest rate environment as well as maturity and early extinguishment of borrowings. The cost of interest-bearing deposits was 0.63% for 2010 compared to 0.97% for 2009, as a result of a decreasing interest rate environment in 2010.

Provision for Credit Losses

We maintain an allowance for credit losses that is increased by a provision for non-covered credit losses charged against operating results. The provision for credit losses is determined by management as the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to an appropriate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio.

Our provision for credit losses on non-covered loans was $7.1 million in 2011, $61.2 million in 2010 and $80.5 million in 2009. The decrease in the provision for credit losses was primarily due to the continued decrease in classified assets. We believe the allowance is appropriate as of December 31, 2011. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. The ratio of the allowance for credit losses to total non-covered net loans as of December 31, 2011, 2010, and 2009 was 2.92%, 3.12% and 3.02%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment. Total net charge-offs totaled $18.4 million in 2011, $64.9 million in 2010, and $25.5 million in 2009. See “Risk Management — Credit Risk” herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for credit losses on the covered SJB loans in 2009. In 2011 and 2010, there was $893,000 and $370,000, respectively, in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition. Our provision for credit losses on covered SJB loans was $893,000 in 2011 and $370,000 in 2010. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

Other Operating Income

The components of other operating income were as follows:

	For the years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Service charges on deposit accounts	$15,768	$16,745	$14,889
CitizensTrust	8,683	8,363	6,657
Bankcard services	3,144	2,776	2,338
BOLI Income	3,259	3,125	2,792
Gain on sale of securities	—	38,900	28,446
Increase (reduction) in FDIC loss sharing asset	171	(15,856)	1,398
Impairment loss on investment security	(656)	(904)	(323)
Other	3,847	3,965	3,752
Gain on SJB acquisition	—	—	21,122

Total other operating income	$34,216	$57,114	$81,071

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

2011 Compared to 2010

Other operating income of $34.2 million in 2011 decreased $22.9 million, or 40.09%, over other operating income of $57.1 million for 2010. The decrease was primarily due to $38.9 million in net gain on sales of securities for 2010 compared to zero gain on sale of securities for 2011. This decrease was partially offset by a $16.0 million increase resulting from changes in the FDIC loss sharing asset ($171,000 net increase in 2011 compared to a net decrease of $15.9 million in 2010).

During 2011, we recognized a $656,000 other-than-temporary impairment on a private-label mortgage-backed investment security, which was charged to other operating income. There were no securities sold during 2011.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management Group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. CitizensTrust generated fees of $8.7 million in 2011. This represented a modest increase of $320,000, or 3.83%, from fees generated of $8.4 million in 2010.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other operating income and are not subject to income tax, as long as they are held for the life of the covered parties. Bank Owned Life Insurance income of $3.3 million in 2011 reflected a slight increase of $134,000, or 4.29%, compared to BOLI income earned in 2010.

2010 Compared to 2009

During 2010, other operating income decreased $24.0 million, or 29.55%, from other operating income of $81.1 million in 2009. The decrease was primarily due to a $15.9 million charge for the reduction in the FDIC loss sharing asset, partially offset by a $10.5 million increase in net gains on sales of securities; 2009 results included the $21.1 million gain on the SJB acquisition. The $15.9 million net reduction in the FDIC loss sharing asset for 2010 includes a $21.1 million charge due to resolutions of covered loans with losses less than originally expected at acquisition offset by $5.2 million in accretion income.

During 2010, we sold certain securities and recognized a gain on sale of securities of $38.9 million. We also reflected a $904,000 other-than-temporary impairment on a private-label mortgage-backed investment security for 2010, which was charged to other operating income compared to $323,000 for 2009.

During the fourth quarter of 2009, we recorded a pre-tax bargain purchase gain of $21.1 million in connection with our acquisition of SJB. For a detailed discussion on this acquisition and calculation of the gain see Note 2 — Federally Assisted Acquisition of San Joaquin Bank in the notes to the consolidated financial statements. This gain represented about 26% other operating income in 2009.

CitizensTrust generated fees of $8.4 million in 2010, representing an increase of $1.7 million, or 25.63% from fees generated of $6.7 million in 2009. This was primarily due to a nearly 10% increase in managed assets and higher margin wealth management accounts replacing lower margin custody accounts.

BOLI income in 2010 increased $333,000, or 11.93% over BOLI income generated of $2.8 million for 2009, following a $1.0 million death settlement received in 2008.

Other Operating Expenses

The components of other operating expenses were as follows:

	For the years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Salaries and employee benefits	$69,993	$69,419	$62,985
Professional services	15,031	13,308	6,965
Occupancy	11,261	12,127	11,649
Equipment	5,322	7,221	6,712
Stationery and supplies	3,645	4,965	4,509
Software licenses and maintenance	3,669	5,031	2,320
Promotion	4,977	6,084	6,528
Amortization of intangibles	3,481	3,732	3,163
Provision for unfunded commitments	(918)	2,600	3,750
OREO expense	6,729	7,490	1,211
Prepayment penalties on borrowings	3,310	18,663	4,402
Other	14,525	17,852	19,392

Total other operating expenses	$141,025	$168,492	$133,586

Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses.

For the most part, other operating expenses reflected the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating center facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Other operating expenses measured as a percentage of average assets were 2.17% for 2011, compared to 2.49% for 2010, and 2.01% for 2009.

Our ability to control other operating expenses in relation to the level of total revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2011, the efficiency ratio was 53.86%, compared to 66.02% for 2010 and 59.95% for 2009.

2011 Compared to 2010

Other operating expenses of $141.0 million for 2011 represented a decrease of $27.5 million, or 16.30%, over other operating expenses of $168.5 million for 2010. The overall decrease was primarily attributable to decreases of $15.4 million in prepayment penalties on FHLB advances, $2.7 million in supplies and software expense, $3.8 million for regulatory assessment fees, and $1.9 million in equipment expenses. We also recorded a reduction in our reserve for unfunded commitments of $918,000 during 2011 compared to an increase in our reserve for unfunded commitments of $2.6 million during 2010.

Professional services totaled $15.0 million for 2011 compared to $13.3 million for 2010. The 2011 increases were primarily due to increases in legal expenses for credit and collection issues, a Securities and Exchange Commission investigation and other litigation issues that the Company from time to time became involved in. See “Item 3 — Legal Proceedings”.

Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $70.0 million for 2011 representing a slight increase of $574,000, or 0.83%, over salaries and related expenses of $69.4 million for 2010. At December 31, 2011, we employed 809 associates (578 full-time and 231 part-time) compared to 811 associates (572 full-time and 239 part-time) at December 31, 2010. Salaries and related expenses as a percent of average assets increased to 1.08% for 2011, compared to 1.03% for 2010.

2010 Compared to 2009

During 2010, other operating expenses of $168.5 million increased $34.9 million, or 26.13%, over other operating expenses of $133.6 million for 2009. The increase in 2010 was primarily due to a $14.3 million increase in prepayment penalties on FHLB advances, a $6.3 million increase in OREO expense, a $6.4 million increase in salaries and related expenses, and a $6.3 million increase in professional services. This was partially offset by a $1.2 million decrease in reserve for unfunded commitments and a $1.3 million decrease in FDIC deposit insurance expense.

Salaries and related expenses totaled $69.4 million for 2010. This represented an increase of $6.4 million, or 10.21%, over salaries and related expenses of $63.0 million for 2009. The increase in salaries and related expenses in 2010 included SJB expenses for the full year, compared to expenses for only the fourth quarter of 2009.

At December 31, 2010, we employed 811 associates (572 full-time and 239 part-time), compared to 831 associates (583 full-time and 248 part-time) at December 31, 2009. Salaries and related expenses as a percent of average assets increased to 1.03% for 2010, compared to 0.95% for 2009.

Professional services totaled $13.3 million for 2010, compared to $7.0 million for 2009. The 2010 increases were primarily due to increases in legal expenses for credit and collection issues, a Securities and Exchange Commission investigation and other litigation issues that the Company from time to time became involved in. See “Item 3 — Legal Proceedings”.

OREO expense for 2010 included $4.1 million in write-downs on non-covered OREO, $1.9 million in write-downs of covered OREO and $1.5 million in maintenance expenses and property taxes associated with OREO properties.

Income Taxes

The Company’s effective tax rate for 2011 was 32.34%, compared to 27.44% for 2010, and 26.70% for 2009. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax-advantaged income from certain investments and municipal loans and leases as a percentage of total income for each period. The majority of tax-advantaged income is derived from municipal securities.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for years ended December 31, 2011, 2010 and 2009. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$182,187	$242,087	$213,106
Interest expense	15,295	34,181	40,987

Net interest income	$166,892	$207,906	$172,119

Other operating income	21,622	23,204	19,537
Other operating expenses	49,802	51,922	47,860

Segment pretax profit	$138,712	$179,188	$143,796

Balance Sheet
Average loans	$2,639,628	$2,822,184	$2,701,921
Average interest-bearing deposits and customer repurchases	$2,946,270	$3,179,968	$2,670,312
Yield on loans	5.96%	6.04%	5.92%
Rate paid on interest-bearing deposits and customer repos	0.35%	0.71%	1.06%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the year ended December 31, 2011, Business Financial and Commercial Banking Centers’ segment profits decreased by $40.5 million, or 22.59%, compared to 2010. This was primarily due to a decrease in interest income of $59.9 million, offset by a decrease in interest expense of $18.9 million. The decrease in interest income was primarily due to a $182.6 million, or 6.47% decrease in the average loan balance in 2011 compared to 2010. The decrease in interest expense was primarily due to a decrease in rates paid on deposits and a decrease in average interest-bearing deposits and customer repurchase agreements. During 2011 average interest-bearing deposits and customer repurchase agreements decreased $233.7 million, or 7.35%, compared to 2010.

For the year ended December 31, 2010, segment profits increased by $35.4 million, or 24.61%, compared to 2009. This was primarily due to an increase in interest income of $29.0 million and a decrease in interest expense of $6.8 million. The increase in interest income includes a credit for funds provided which is eliminated in the consolidated total. The credit for funds provided increases as deposit balances increase. During 2010, average interest-bearing deposits and customer repurchase agreements increased $509.7 million, or 19.09%, compared to 2009. The decrease in interest expense is due to a decrease in rates paid on deposits offset by increases in average interest-bearing deposits and customer repurchase agreements.

Treasury

Key measures we use to evaluate Treasury’s performance are included in the following table for the years ended December 31, 2011, 2010 and 2009. The table also provides additional significant segment measures useful to understand the performance of this segment.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$62,732	$76,651	$104,778
Interest expense	56,386	73,786	83,649

Net interest income	$6,346	$2,865	$21,129

Other operating income	(655)	37,997	28,124
Other operating expenses	4,117	20,125	5,945

Segment pretax profit (loss)	$1,574	$20,737	$43,308

Balance Sheet
Average investments	$1,983,774	$1,970,412	$2,327,782
Average interest-bearing deposits	$240,302	$240,316	$246,307
Average borrowings	$552,155	$796,321	$1,367,620
Yield on investments-TE	3.59%	4.35%	4.98%
Non-tax equivalent yield	3.09%	3.82%	4.49%
Rate paid on borrowings	3.80%	4.00%	4.01%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the year ended December 31, 2011, Treasury segment profits decreased by $19.2 million compared to 2010. The decrease was primarily due to $38.9 million in gain on the sale of investment securities in 2010, offset by a decrease of $16.0 million in other operating expense, primarily attributable to a $15.4 million decrease in prepayment penalties in 2011. This was partially offset by a $13.9 million reduction in interest income due to a 76 basis point decrease in yield on investments in 2011. Interest expense decreased $17.4 million and interest income decreased $13.9 million. The decrease in interest expense was primarily due to a decrease of $244.2 million in average borrowings from 2010 to 2011.

For the year ended December 31, 2010, Treasury segment profits decreased by $22.6 million compared to 2009. This decrease was due in part to the sale of investment securities in 2010 and reinvestment into instruments with lower interest rates, resulting in $28.1 million less interest income generated in 2010 compared to 2009. This was partially offset by a $9.9 million reduction in interest expense as average borrowings decreased by $571.3 million from 2009 to 2010. The $38.9 million gain on the sale of investment securities helped to increase other operating income by $9.9 million (from $28.1 million in 2009 to $38.0 million in 2010) in 2010. However, this was partially offset by $18.7 million in prepayment penalties in 2010, which was reflected in other operating expense.

There are no provisions for credit losses or taxes in the segments as these are accounted for at the Company level.

Other

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$89,233	$99,268	$69,867
Interest expense	27,790	50,722	40,851

Net interest income	$61,443	$48,546	$29,016

Provision for cedit losses	7,068	61,200	80,500
Other operating income	13,249	(4,087)	33,410
Other operating expenses	87,106	96,445	79,781

Pre-tax loss	$(19,482)	$(113,186)	$(97,855)

Balance Sheet
Average loans	$906,133	$1,085,929	$1,033,571
Average interest-bearing deposits and customer repos	$(3,555)	$35,202	$85,362
Yield on loans	5.49%	6.48%	4.45%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax loss of $19.5 million for the year ended December 31, 2011. This represented a decrease of $93.7 million over pre-tax loss of $113.2 million for the year ended December 31, 2010. The reduction in pre-tax loss was primarily attributed to the decrease in provision for credit losses of $54.1 million, an increase in other operating income of $17.3 million, an increase in net interest income of $12.9 million, and a decrease in other operating expense of $9.3 million. Interest income in 2011 included $12.6 million in accelerated accretion on SJB acquired loans compared to $26.7 million in 2009.

Pre-tax loss for 2010 increased $15.3 million to $113.2 million, from pre-tax loss of $97.9 million for 2009. The increase was primarily due to a $37.5 million decrease in other operating income and a $16.7 million increase in other operating expense, partially offset by a $ 19.3 million decrease in provision for credit losses and a $19.5 million increase in net interest income. Interest income in 2010 included $26.7 million in accelerated accretion on SJB acquired loans.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.48 billion at December 31, 2011. This represented an increase of $46.2 million, or 0.72%, from total assets of $6.44 billion at December 31, 2010. Total liabilities were $5.77 billion at December 31, 2011, a decrease of $24.7 million, or 0.43%, from total liabilities of $5.79 billion at December 31, 2010. Total equity increased $71.0 million, or 11.02%, to $714.8 million at December 31, 2011 compared to total equity of $643.9 million at December 31, 2010.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2011 and 2010, and the maturity distribution of the investment securities portfolio at December 31, 2011.

At December 31, 2011, we reported total investment securities of $2.20 billion. This represented an increase of $409.2 million, or 22.80%, from total investment securities of $1.79 billion at December 31, 2010. Investment securities comprised 35.96% of the Company’s total earning assets as of December 31, 2011. During 2010, we sold certain securities and recognized gains on sales of securities of $38.9 million. No securities were sold in 2011.

Securities held as “available-for-sale” are reported at current fair value for financial reporting purposes. The related unrealized gain or loss, net of income taxes, is recorded as other comprehensive income and is reflected in stockholders’ equity. At December 31, 2011, securities held as available-for-sale had a fair value of $2.20 billion with an amortized cost of $2.13 billion. At December 31, 2011, the net unrealized holding gain on securities available-for-sale was $71.5 million that resulted in accumulated other comprehensive gain of $41.5 million (net of $30.0 million in deferred taxes). At December 31, 2010, the net unrealized holding gain on securities available-for-sale was $11.1 million that resulted in an accumulated other comprehensive gain of $6.2 million.

Table 3 - Composition of the Fair Value of Securities Available-for-Sale:

(Dollars in thousands)

	December 31, 2011		December 31, 2010		December 31, 2009
	2011		2010		2009
	Fair Value	Total Percent	Fair Value	Percent	Amount	Percent
U.S. Treasury Obligations	$—	0.00%	$—	0.00%	$507	0.02%
Government agency	46,507	2.11%	106,273	5.93%	21,713	1.03%
Mortgage-backed securities	888,000	40.33%	808,409	45.12%	647,168	30.70%
CMO/REMICs	604,508	27.46%	270,477	15.10%	773,165	36.67%
Municipal bonds	652,037	29.62%	606,399	33.85%	663,426	31.46%
Other securities	10,474	0.48%	—	0.00%	2,484	0.12%

TOTAL	$2,201,526	100.00%	$1,791,558	100.00%	$2,108,463	100.00%

The maturity distribution of the available-for-sale portfolio at December 31, 2011 consists of the following:

(Dollars in thousands)	One year or less	Weighted Average Yield	After one year through Five Years	Weighted Average Yield	After five years through Ten Years	Weighted Average Yield	After ten years	Weighted Average Yield	Balance as of December 31, 2011	Weighted Average Yield	% to Total
Government agency and government-sponsored enterprises	$26,097	1.48%	$20,410	1.06%	$—	0.00%	$—	0.00%	$46,507	1.29%	2.11%
Mortgage-backed securities	31,975	3.90%	760,565	2.57%	74,633	3.76%	20,827	3.02%	888,000	2.72%	40.33%
CMO/REMICs	5,281	4.63%	523,539	2.40%	75,688	3.56%	—	0.00%	604,508	2.56%	27.46%
Municipal bonds (1)	53,341	3.46%	375,035	3.97%	189,788	3.73%	33,873	4.04%	652,037	3.86%	29.62%
Other Securities	10,474	3.49%	—	0.00%	—	0.00%	—	0.00%	10,474	3.49%	0.48%

TOTAL	$127,168	3.22%	$1,679,549	2.81%	$340,109	3.70%	$54,700	3.65%	$2,201,526	2.99%	100.00%

(1)	The weighted average yield is not tax-equivalent. The tax-equivalent yield is 3.59%

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

The weighted-average yield (TE) on the investment portfolio at December 31, 2011 was 2.99% with a weighted-average life of 3.6 years. This compares to a weighted-average yield of 3.25% at December 31, 2010 with a weighted-average life of 4.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 70% of the securities in the investment portfolio, at December 31, 2011, are issued by the U.S. government or U.S. government-sponsored agencies which have the implied guarantee of payment of principal and interest. As of December 31, 2011, approximately $106.0 million in U.S. government agency bonds are callable.

As of December 31, 2011 and 2010, the Company held investment securities in excess of ten-percent of shareholders’ equity from the following issuers:

Investment Portfolio by Major Issuers
(Dollars in thousands)	December 31, 2011		December 31, 2010
	Book Value	Market Value	Book Value	Market Value
Federal Home Loan Mortgage Corp	$613,392	$626,453	$387,794	$391,189
Federal National Mortgage Association	853,139	867,186	756,659	762,372

The following table presents municipal securities by the top five holdings by state:

Municipal Securities by Largest State Holdings

(Dollars in thousands)

	December 31, 2011
State	Amortized Cost		Fair Value
New Jersey	$87,056	14.3%	$93,769	14.4%
Illinois	75,981	12.5%	80,240	12.3%
Michigan	73,827	12.1%	78,635	12.1%
Texas	48,852	8.0%	52,729	8.1%
California	37,913	6.2%	38,438	5.9%
All Other States	284,946	46.9%	308,226	47.2%

Total	$608,575	100.0%	$652,037	100.0%

	December 31, 2010
State	Amortized Cost		Fair Value
New Jersey	$90,211	14.9%	$92,004	15.2%
Illinois	77,878	12.9%	78,435	12.9%
Michigan	76,367	12.6%	74,329	12.3%
Washington	42,591	7.0%	42,787	7.1%
California	37,983	6.3%	37,443	6.2%
All Other States	280,169	46.3%	281,401	46.3%

Total	$605,199	100.0%	$606,399	100.0%

Municipal securities held by the Bank are issued by various states and their various local municipalities.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs — Residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other Securities	2,500	4	—	—	2,500	4

	$233,909	$1,206	$—	$—	$233,909	$1,206

	December 31, 2010
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Residential mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs — Residential	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one bond held to maturity described below. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 3 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

During 2011, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The total impairment of $254,000 plus $402,000 for the non-credit portion reclassified from other comprehensive income for a $656,000 net impairment loss charged to other operating income.

Non-Covered Loans

At December 31, 2011, total non-covered loans, net of deferred loan fees, were $3.22 billion. This represented a decrease of $154.0 million, or 4.56%, from non-covered loans of $3.38 billion at December 31, 2010. The loan portfolio was affected by real estate trends, diminished loan demand and the weakening of the economy. The overall decrease was attributed to the following:

•	$62.8 million decline in construction loans.

•	$45.3 million in note sales related to our former largest borrower.

•	$32.8 million decrease in the dairy and livestock portfolio.

•	$36.2 million decline in purchased mortgage pool loans.

Table 4 presents the distribution of our non-covered loans at the dates indicated.

TABLE 4 — Distribution of Loan Portfolio by Type (Non-Covered Loans)

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Commercial and Industrial	$494,299	$460,399	$413,715	$370,829	$365,214
Real Estate
Construction	76,146	138,980	265,444	351,543	308,354
Commercial Real Estate	1,948,292	1,980,256	1,989,644	1,945,706	1,805,946
SFR Mortgage	176,442	218,467	265,543	333,931	365,849
Consumer, net of unearned discount	51,436	56,747	67,693	66,255	58,999
Municipal Lease Finance Receivables	113,460	128,552	159,582	172,973	156,646
Auto and equipment leases	17,370	17,982	30,337	45,465	58,505
Dairy and Livestock/Agribusiness	347,677	377,829	422,958	459,329	387,488

Gross Loans (Non-Covered)	3,225,122	3,379,212	3,614,916	3,746,031	3,507,001

Less:
Allowance for Credit Losses	(93,964)	(105,259)	(108,924)	(53,960)	(33,049)
Deferred Loan Fees	(5,395)	(5,484)	(6,537)	(9,193)	(11,857)

Total Net Loans (Non-Covered)	$3,125,763	$3,268,469	$3,499,455	$3,682,878	$3,462,095

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

Our loan portfolio is primarily located throughout our marketplace. The following is the breakdown of our total non-covered held-for-investment commercial real estate loans by region at December 31, 2011.

	December 31, 2011
Non-Covered Loans by Market Area	Total Non-Covered Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,118,271	34.7%	$701,028	36.0%
Inland Empire	633,881	19.6%	530,767	27.2%
Central Valley	593,133	18.4%	350,194	18.0%
Orange County	471,508	14.6%	192,966	9.9%
Other Areas	408,329	12.7%	173,337	8.9%

	$3,225,122	100.0%	$1,948,292	100.0%

Of concern in the current credit and economic environments is our real estate loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have an original loan-to-value ratio less than 75%. This table breaks down our real estate portfolio, with the exception of construction loans which are addressed in a separate table.

	December 31, 2011
Non-Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Single Family-Direct	$42,400	2.0%	100.0%	$219
Single Family-Mortgage Pools	134,042	6.3%	100.0%	283
Multifamily	122,238	5.8%	0.0%	1,091
Industrial	619,689	29.3%	34.8%	889
Office	356,867	16.8%	29.2%	939
Retail	289,279	13.5%	11.1%	1,215
Medical	130,715	6.2%	42.5%	1,594
Secured by Farmland	160,160	7.4%	100.0%	2,027
Other	269,344	12.7%	49.0%	1,090

	$2,124,734	100.0%	41.2%	$1,056

(1)	Represents percentage of owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans totaled $42.4 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $134.0 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.

Non-Covered Construction Loans	December 31, 2011
(Dollars in thousands)	SFR & Multifamily
	Land Development		Construction		Total
Los Angeles	$—	—	$673	63.2%	$673	18.8%
Central Valley	1,329	52.9%	—	—	1,329	37.1%
Orange	1,185	47.1%	5	0.5%	1,190	33.3%
San Diego	—	—	386	36.3%	386	10.8%

	$2,514	100.0%	$1,064	100.0%	$3,578	100.0%

Total Non-Performing	$920	36.6%	$—	—	$920	25.7%

	Commercial
	Land Development		Construction		Total
Inland Empire	$—	—	$17,992	24.9%	$17,992	24.8%
Los Angeles	—	—	33,983	47.1%	33,983	46.8%
Central Valley	—	—	2,350	3.3%	2,350	3.3%
Other (includes out-of-state)	449	100.0%	17,794	24.7%	18,243	25.1%

	$449	100.0%	$72,119	100.0%	$72,568	100.0%

Total Non-Performing	—	—	$12,397	17.2%	$12,397	17.1%

As of December 31, 2011, the Company had $76.1 million in non-covered construction loans. This represents 2.36% of total non-covered gross loans outstanding of $3.23 billion. Of this $76.1 million in construction loans, approximately 4.70%, or $3.6 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $72.6 million, were related to commercial construction. The average balance of any single construction loan was approximately $2.7 million. Our construction loans are located throughout our marketplace as can be seen in the table above.

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

The table below presents the distribution of our covered loans as of December 31, 2011 and 2010.

Distribution of Loan Portfolio by Type

(Covered Loans)

	December 31, 2011		December 31, 2010
	(Dollars in thousands)
Commercial and Industrial	$29,651	9.6%	$39,587	8.1%
Real Estate
Construction	18,685	6.1%	84,498	17.3%
Commercial Real Estate	223,107	72.5%	292,014	59.7%
SFR Mortgage	3,289	1.1%	5,858	1.2%
Consumer, net of unearned discount	8,353	2.7%	10,624	2.2%
Municipal Lease Finance Receivables	169	0.1%	576	0.1%
Dairy, Livestock and Agribusiness	24,395	7.9%	55,618	11.4%

Gross Loans	307,649	100.0%	488,775	100.0%

Less:
Purchased accounting discount	(50,780)		(114,763)
Deferred Loan Fees	—		—

Net Valuation of Loans	$256,869		$374,012

The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

•	estimate of the remaining life of acquired loans which may change the amount of future interest income;

•	estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	indices for acquired loans with variable rates of interest.

	December 31, 2011
Covered Loans by Market Area	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$15,145	4.9%	$11,364	5.1%
Inland Empire	2,667	0.9%	126	0.1%
Central Valley	255,967	83.2%	192,145	86.1%
Other Areas (1)	33,870	11.0%	19,472	8.7%

	$307,649	100.0%	$223,107	100.0%

	December 31, 2011
Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Single Family-Direct	$3,289	1.5%	100.0%	110
Multifamily	2,983	1.3%	0.0%	994
Industrial	52,292	23.2%	47.6%	804
Office	27,487	12.1%	56.0%	550
Retail	30,339	13.4%	33.4%	758
Medical	23,781	10.5%	68.1%	1,132
Secured by Farmland	12,088	5.3%	100.0%	526
Other	74,137	32.7%	21.1%	1,016

	$226,396	100.0%	43.1%	848

(1)	Represents percentage of reported owner-occupied in each real estate loan category

Non-Covered and Covered Loans

Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and dairy and livestock/agribusiness loans as of December 31, 2011. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity. The following table includes both covered and non-covered loans.

TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2011

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of Loans:
Commercial and industrial	$193,312	$134,468	$196,170	$523,950
Commercial Real Estate	120,646	749,170	1,301,583	2,171,399
Construction	64,491	24,632	5,708	94,831
Dairy and Livestock/Agribusiness	339,616	25,557	6,899	372,072
Other	23,985	42,179	304,355	370,519

	$742,050	$976,006	$1,814,715	$3,532,771

Amount of Loans based upon:
Fixed Rates	$52,163	$468,755	$787,845	$1,308,763
Floating or adjustable rates	689,887	507,251	1,026,870	2,224,008

	$742,050	$976,006	$1,814,715	$3,532,771

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2011, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for credit losses.

Non-Performing Assets (Non-Covered)

The following table provides information on non-covered non-performing assets at the dates indicated.

TABLE 6 — Non-Performing Assets, Non-Covered

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$38,828	$84,050	$68,762	$17,684	$1,435
Troubled debt restructured loans (non-performing)	23,844	72,970	1,017	—	—
Other real estate owned (OREO)	13,820	5,290	3,936	6,565	—

Total nonperforming assets	$76,492	$162,310	$73,715	$24,249	$1,435

Troubled debt restructured performing loans	$38,554	$13,274	$2,500	$2,500	$—

Percentage of nonperforming assets to total net loans outstanding & OREO	2.37%	4.80%	2.04%	0.65%	0.04%

Percentage of nonperforming assets to total assets	1.18%	2.52%	1.09%	0.36%	0.02%

We had loans with a gross balance of $101.2 million classified as impaired as of December 31, 2011. This balance included the non-performing loans of $62.7 million and loans including loans which were restructured in a troubled debt restructuring with a balance of $62.4 million, of which $23.8 million were non-performing and $38.6 million were performing, as of December 31, 2011. Of the $23.8 million in non-performing TDRs, $3.3 million are not paying in accordance with the modified terms at December 31, 2011 and the remaining $20.5 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2010, we had impaired loans with a balance of $170.3 million. The decrease of $69.1 million in impaired loans for 2011 was primarily due to the sale of loans related to our former largest borrowing relationship as well as transfers to OREO. Impaired loans measured 3.14% of total non-covered loans as of December 31, 2011.

Of the total impaired loans as of December 31, 2011, $70.2 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $31.1 million.

As of December 31, 2011 and December 31, 2010, impaired loans of $38.6 million and $13.3 million, respectively, were classified as accruing restructured loans, respectively. Of the $25.3 million increase in performing TDRs, $17.1 million was due to two commercial real estate loans that emerged out of bankruptcy court and are now paying in accordance with the terms approved by the court. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms.

At December 31, 2011 and December 31, 2010, there was $27,000 and zero of related allowance on TDRs, respectively, as any impairment amounts identified are charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for 2011 and 2010 were $13.1 million and $44.4 million, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

As of December 31, 2011, we had $13.8 million in non-covered OREO compared to $5.3 million as of December 31, 2010, an increase of $8.5 million. This was primarily due to the transfer of $16.1 million from non-performing loans during 2011, offset by the sales of existing OREO properties of $6.9 million and write-downs of OREO of $655,000.

Non-Performing Assets and Delinquencies (Non-Covered)

The table below provides trends in our non-performing assets and delinquencies during 2011 for total, covered and non-covered loans.

Non-Performing Assets & Delinquency Trends

(Non-Covered Loans)

(Dollars in thousands)

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Non-Performing Loans
Residential Construction and Land	$920	$989	$1,080	$4,001	$4,090
Commercial Construction and Land	12,397	13,779	23,953	39,975	60,591
Residential Mortgage	16,970	18,792	17,786	18,425	17,800
Commercial Real Estate	25,992	25,454	24,731	34,951	64,859
Commercial and Industrial	3,432	3,277	4,649	7,542	3,887
Dairy & Livestock	2,475	2,574	2,672	2,996	5,207
Consumer	382	340	179	259	537
Auto & Equipment Leases	104	7	—	1	49

Total	$62,672	$65,212	$75,050	$108,150	$157,020

% of Total Loans, net of deferred fees	1.95%	2.06%	2.35%	3.33%	4.65%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	—	—	—	1,492	—
Residential Mortgage	1,568	—	460	993	2,597
Commercial Real Estate	787		2,590	898	3,194
Commercial and Industrial	3,022	940	675	72	3,213
Dairy & Livestock	—	—	—	—	—
Consumer	59	14	91	9	29
Auto & Equipment Leases	20	997	65	167	107

Total	$5,456	$1,951	$3,881	$3,631	$9,140

% of Total Loans, net of deferred fees	0.17%	0.06%	0.12%	0.11%	0.27%

OREO
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	7,117	8,580	7,117	2,709	2,709
Commercial Real Estate	6,566	7,376	6,314	3,322	2,581
Commercial and Industrial	137	—	—	209	—
Residential Mortgage	—	—	287	—	—
Consumer	—	—	—	—	—
Auto & Equipment Leases	—	—	—	—	—

Total	$13,820	$15,956	$13,718	$6,240	$5,290

Total Non-Performing, Past Due & OREO	$81,948	$83,119	$92,649	$118,021	$171,450

% of Total Loans, net of deferred fees	2.55%	2.62%	2.90%	3.63%	5.08%

We had $62.7 million in non-covered non-performing loans at December 31, 2011, or 1.95% of total non-covered net loans. This compares to $157.0 million in non-performing loans at December 31, 2010. Five customer relationships make up $28.0 million, or 44.62%, of our non-performing loans at December 31, 2011. Three of these customer relationships are commercial real estate developers (owner/non-owner occupied) and the primary collateral for these loans is commercial real estate properties. Two of the customer relationships are in the dairy and livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These five customer relationships have had total charge-offs of $8.8 million and have $2.3 million of related allowance at December 31, 2011.

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

Non-Performing Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-performing loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2011, there were no covered loans considered as non-performing as described above. There were sixteen properties in covered OREO totaling $9.8 million as of December, 2011 compared to seventeen properties totaling $11.3 million as of December 31, 2010.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and deposits from these customers are crucial elements in the performance of the Company.

Total deposits were $4.60 billion at December 31, 2011. This represented an increase of $85.7 million, or 1.90%, over total deposits of $4.52 billion at December 31, 2010. This increase was due to organic growth primarily from our Specialty Banking Group and Commercial Banking Centers. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2011, 2010 and 2009 in the table below.

	For the Year Ended December 31,
	2011		2010		2009
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Non-interest bearing deposits
Demand deposits	$1,905,605	—	$1,669,611	—	$1,431,204	—
Interest bearing deposits
Investment Checking	343,150	0.10%	427,016	0.27%	403,092	0.41%
Money Market	1,135,742	0.40%	1,015,396	0.72%	816,199	0.98%
Savings	262,236	0.26%	256,216	0.58%	147,065	0.49%
Time deposits	910,965	0.34%	1,188,878	0.70%	1,195,378	1.22%

Total deposits	$4,557,698		$4,557,117		$3,992,938

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average demand deposits totaled $1.91 billion for 2011, representing an increase of $236.0 million, or 14.13%, from average demand deposits of $1.67 billion for 2010. Average non-interest-bearing demand deposits represented 41.81% of total average deposits for 2011 compared to 36.64% of total average deposits for 2010.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $1.74 billion for 2011, representing an increase of $42.5 million, or 2.50%, from average savings deposits of $1.70 billion for 2010.

Average time deposits totaled $911.0 million for 2011, representing a decrease of $277.9 million, or 23.38%, from total average time deposits of $1.19 billion for 2010.

Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2011.

Table 7 — Maturity Distribution of Large Denomination Time Deposits

(Dollars in thousands)
3 months or less	$544,322
Over 3 months through 6 months	128,637
Over 6 months through 12 months	59,658
Over 12 months	11,921

Total	$744,538

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we first pursue non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we seek to supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds), was 19.24% for 2011 as compared to 23.11% for 2010.

The following table summarizes these borrowings:

	Repurchase Agreements	FHLB Borrowings
	(Dollars in thousands)
At December 31, 2011
Amount outstanding	$509,370	$448,662
Weighted-average interest rate	0.35%	3.89%
For the year ended December 31, 2011
Highest amount at month-end	$581,579	$548,639
Daily-average amount outstanding	$530,924	$547,987
Weighted-average interest rate	0.38%	3.82%
At December 31, 2010
Amount outstanding	$542,188	$548,390
Weighted-average interest rate	0.55%	3.71%
For the year ended December 31, 2010
Highest amount at month-end	$594,661	$998,141
Daily-average amount outstanding	$567,980	$790,590
Weighted-average interest rate	0.78%	4.02%

At December 31, 2011, borrowed funds totaled $958.0 million. This represented a decrease of $137.5 million, or 12.55%, from total borrowed funds of $1.10 billion at December 31, 2010. During 2011, we prepaid a $100.0 million of our FHLB advances, which carried an interest rate of 2.89% and was scheduled to mature in April 2013. The repayment of this debt resulted in a $3.3 million prepayment charge, and was reflected in other operating expense. During 2010, we prepaid a $250.0 million structured repurchase agreement with an interest rate of 4.95% and a $100.0 million FHLB advance with an interest rate of 3.21%. These transactions resulted in an $18.7 million prepayment charge recorded in other operating expense. In addition, a $100 million FHLB advance matured and was not replaced.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of December 31, 2011 and December 31, 2010, total customer repurchases were $509.4 million and $542.2 million, respectively, with weighted average interest rates of 0.35% and 0.55%, respectively.

We entered into borrowing agreements with the Federal Home Loan Bank (“FHLB”). We had outstanding balances of $448.7 million under these agreements at December 31, 2011 and $548.4 million at December 31, 2010. The weighted average interest rate was 3.89% and 3.71% at December, 2011 and 2010, respectively. The FHLB holds certain investment securities and loans as collateral for these borrowings.

The Company has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held, as set forth in the agreement, is $15.0 million. On December 31, 2011 and December 31, 2010 the amounts held by the Bank in the TT&L Note Option Program were zero and $1.9 million, respectively, collateralized by securities. Amounts are payable on demand.

Through the acquisition of FCB in June 2007, we acquired $5 million in junior subordinated debt. This debt was redeemed in July, 2011.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2011:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(Dollars in thousands)
Deposits	$4,604,548	$4,588,486	$11,107	$1,704	$3,251
Customer Repurchase Agreements	509,370	509,370	—	—	—
FHLB and Other Borrowings	448,662			448,662
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,735	801	1,591	1,270	5,073
Operating Leases	22,452	5,305	7,720	5,222	4,205
Advertising Agreements	7,504	1,589	2,295	1,890	1,730

Total	$5,716,326	$5,105,551	$22,713	$458,748	$129,314

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

FHLB Borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II matures in 2034, and became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, became callable in whole or in part in March 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of December 31, 2011. However, we did call the FCB Capital Trust II debenture and repaid it in full on January 7, 2012.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2011:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
		( Dollars in thousands )
Commitment to extend credit	$585,210	$441,455	$66,794	$15,621	$61,340
Obligations under letters of credit	66,845	57,675	8,970	200	—

Total	$652,055	$499,130	$75,764	$15,821	$61,340

As of December 31, 2011, we had commitments to extend credit of approximately $585.2 million, obligations under letters of credit of $66.8 million and available lines of credit totaling $1.98 billion from correspondent banks, FHLB and the Federal Reserve Bank. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $9.6 million as of December 31, 2011 and $10.5 million as of December 31, 2010 included in other liabilities.

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

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For 2011, the loan to deposit ratio averaged 77.80%, compared to an average ratio of 85.69% for 2010 and 93.55% for 2009. The ratio of loans to deposits and customer repurchases averaged 69.68% for 2011, 76.19% for 2010, and 84.26% for 2009.

CVB Financial Corp. (“CVB”) is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions.

Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to CVB in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.

At December 31, 2011, approximately $80.4 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. See “Item 1. Business — Regulation and Supervision — Dividends” As of December 31, 2011, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $130.0 million for 2011 compared to $102.9 million for 2010, and $66.7 million for 2009. The increase in cash provided by operating activities in 2011 compared to 2010 was primarily due to the increase in proceeds from the FDIC shared-loss agreements and the decrease in amounts paid for interest and cash paid to vendors and employees, partially offset by a decrease in interest and dividends received as well as an increase in income taxes.

Cash used in investing activities totaled $86.7 million for 2011 compared to cash provided by investing activities of $550.4 million for 2010, and $561.8 million for 2009. The increase in cash used in investing activities in 2011 compared to cash provided by investing activities in 2010 and 2009 was primarily due to changes in the sales, repayments and maturities of investment securities and a decrease in loans, partially offset by an increase in purchases of investment securities.

Net cash used in financing activities totaled $102.3 million for 2011 compared to $352.3 million, and $620.5 million for 2010 and 2009, respectively. The net cash used in financing activities during 2011 was primarily the result of a decrease in time deposits, repayments of FHLB advances and other borrowings, cash dividends paid on common stock, a net decrease in customer repurchase agreements, and repurchase of common stock, partially offset by an increase in transaction deposits. Net cash used in financing activities during 2010 was primarily due to repayments of FHLB advances and decrease in other borrowings.

At December 31, 2011, cash and cash equivalents totaled $345.3 million. This represented a decrease of $58.9 million, or 14.58%, over a total of $404.3 million at December 31, 2010.

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

Total stockholders’ equity was $714.8 million at December 31, 2011. This represented an increase of $71.0 million, or 11.02%, over total stockholders’ equity of $643.9 million at December 31, 2010. The increase in 2011 resulted primarily from $81.7 million in net earnings and a $35.3 million increase in other comprehensive income, net of tax, resulting from the change in fair value of our investment portfolio, offset by a $35.8 million common stock dividend paid and repurchased stock of $12.5 million. The increase in 2010 resulted primarily from $62.9 million in net earnings, offset by a $36.1 million common stock dividend paid and a $20.2 million reduction in other comprehensive income, net of tax, resulting from the change in fair value of our investment securities portfolio in a rising interest rate environment.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At December 31, 2011, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

For further information about our capital ratios, see “Item 1. Business — Capital Standards.”

During 2011, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.34 per share for the full year totaling $35.8 million in the aggregate. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During 2011 and 2010, we repurchased 1,594,488 and 640,341 shares of common stock at the average price of $7.86 and $8.07, respectively. As of December 31, 2011, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of December 31, 2011.

	December 31, 2011
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 levarage capital ratio	4.00%	5.00%	11.19%	10.92%
Tier 1 risk-based capital ratio	4.00%	6.00%	17.79%	17.36%
Total risk-based capital ratio	8.00%	10.00%	19.05%	18.63%

RISK MANAGEMENT

We have adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, counterparty risk, transaction risk, compliance risk, strategic risk, reputation risk, cyber-security risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Division monitor these risks to minimize exposure to the Company.

Credit Risk

Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on a counter party, issuer, or borrower performance. Credit risk arises through the extension of loans and leases, certain securities, and letters of credit.

Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Company’s policy statements. In addition, certain securities carry insurance to enhance the credit quality of the bond. Limitations on industry concentration, aggregate customer borrowings, geographic boundaries and standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors’ Committees, and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Company.

The general loan policy is updated annually and approved by the Board of Directors. It prescribes underwriting guidelines and procedures for all loan categories in which the Bank participates to establish risk tolerance and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall credit-worthiness of the borrower, guarantor support, etc. All loan requests considered by the Bank should be for a clearly defined legitimate purpose with a determinable primary source, as well as alternate sources of repayment. All loans must be supported by appropriate documentation including, current financial statements, credit reports, collateral information, guarantor asset verification, tax returns, title reports, appraisals (where appropriate), and other documents of quality that will support the credit.

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

Commercial and industrial loans require credit structures that are tailored to the specific purpose of the business loan, involving a thorough analysis of the borrower’s business, cash flow, collateral, industry risks, economic risks, credit, character, and guarantor support. Owner-occupied real estate loans are primarily based upon the capacity and stability of the cash flow generated by the occupying business and the market value of the collateral, among other things. Non owner-occupied real estate is typically underwritten to the income produced by the subject property and many considerations unique to the various types of property (i.e. office, retail, warehouse, shopping center, medical, etc.), as well as, the financial support provided by sponsors in recourse transactions. Construction loans will often depend on the specific characteristics of the project, the market for the specific development, real estate values, and the equity and financial strength of the sponsors. Dairy and livestock loans and agricultural loans are largely predicated on the revenue cycles and demand for milk and crops, commodity prices, collateral values of herd, feed, and income-producing dairies or croplands, and the financial support of the guarantors. Underwriting of residential real estate and consumer loans are generally driven by personal income and debt service capacity, credit history and scores, and collateral values.

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for credit losses by charging a provision for credit losses to earnings. Loans, including impaired loans, determined to be losses are charged against the allowance for credit losses. Our allowance for credit losses is maintained at a level considered by us to be appropriate to provide for estimated probable losses inherent in the existing portfolio. In this regard, it is important to note that the Bank’s practice with regard to impaired loans, including modified loans or troubled debt restructurings that are classified as impaired, is to generally charge-off any impairment amount against the ALLL upon evaluating the loan using one of the three methods described in ASC 310-10-35 at the time a probable loss becomes recognized. As such, the Bank’s specific allowance for impaired loans, including troubled debt restructurings, are relatively low since any known impairment amount will generally have been charged-off.

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

The Company obtains a quarterly independent credit review by engaging an outside party to review our loans and leases. The primary purpose of this review is to evaluate our existing loan ratings and provide an assessment as to the effectiveness of our allowance process.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systematic methodology consists of two major phases.

In the first phase, individual loans are reviewed to identify loans for impairment. A loan is generally considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan. A loan for which there is an insignificant delay or amount of payments is not considered an impaired loan. Utilizing one of the three methods described in ASC 310-10-35-22, impairment is measured based on either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the loan’s impairment, we then take appropriate steps to ensure an appropriate level of allowance is present or established, including possible charge-off.

The Bank evaluates a loan’s collectability from information developed through our loan risk rating system and process, and other sources of information that asset management in monitoring loan performance (e.g. past due loan reports). The Bank then identifies loans for evaluation of impairment and establishes specific allowances in cases where we have identified significant conditions or circumstances related to a credit that we believe indicates the probability that a loss has been incurred. We perform a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. We then determine the impairment under ASC 310-10, which requires judgment and estimates, and allocate a portion of the allowance for losses as a specific allowance for each of these loans, or charge-off the impairment amount as described above. The eventual outcomes may differ from the estimates used to determine the impairment amount.

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

Included in this second phase is our consideration of all known relevant internal and external factors that may affect a loan’s collectability. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. We perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated include, but are not limited to the following conditions that existed as of the balance sheet date:

- then-existing general economic and business conditions affecting the key lending areas of Company,

- then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States,

- credit quality trends (including trends in past due loans, adversely graded loans, and non-performing loans expected to result from existing conditions),

- collateral values, including changes in the value of underlying collateral for collateral-dependent loans.

- the existence and effect of any concentrations of credit, and changes in the level of such concentrations,

- changes in loan volumes,

- specific industry conditions within portfolio segments,

- recent loss experience in particular segments of the portfolio,

- duration of the current business cycle,

- the effect of external factors such as legal and regulatory requirements, including bank regulatory examination results and findings of the Company’s external credit examiners.

We review these conditions in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our evaluation of the inherent loss related to such condition is reflected in the second phase of the allowance. Although we have allocated a portion of the allowance to specific loan categories, the appropriateness of the allowance must be considered in its entirety.

Table 7 presents a comparison of net credit losses, the provision for credit losses, and the resulting allowance for credit losses for the year ended December 31, 2011 and 2010.

Allowance for Credit Losses on Non-Covered Loans

The allowance for credit losses is established as management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged-off and reduced by actual loan losses charged to the allowance. We recorded a provision for credit losses of $7.1 million, $61.2 million and $80.5 million for 2011, 2010 and 2009, respectively.

At December 31, 2011, we reported an allowance for credit losses of $94.0 million. This represents a decrease of $11.3 million, or 10.73%, from the allowance for credit losses of $105.3 million at December 31, 2010. During 2011, we recorded net charge-offs of $18.4 million. The decrease in allowance during 2011 was due to improving quality of loan portfolio. (See Table 8 — Summary of Credit Loss Experience.)

For 2011, total loans charged-off were $20.5 million, offset by the recoveries of loans previously charged-off of $2.2 million resulting in net charge-offs of $18.4 million. For 2010, total loans charged-off were $65.5 million, offset by the recoveries of loans previously charged-off of $659,000 resulting in net charge-offs of $64.9 million.

In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. The Company recorded a reduction of $918,000, an increase of $2.6 million, and an increase of $3.8 million in the reserve for undisbursed commitments for 2011, 2010, and 2009, respectively. As of December 31, 2011, the balance in this reserve was $9.6 million compared to a balance of $10.5 million as of December 31, 2010. The decrease in provision for unfunded commitments was primarily due to a decrease in loan commitments and, more specifically, improving quality ratings of our dairy and livestock borrowers.

Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated. The table below provides information on non-covered loans only because there was no allowance on covered loans as of December 31, 2011. In 2011, there was $893,000 in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition, resulting in a $893,000 provision for credit losses on the covered SJB loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

TABLE 8 — Summary of Credit Loss Experience

Summary of Credit Loss Experience

(Non-Covered Loans)

	As of and For Years Ended December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Amount of Total Loans at End of Period (1)	$3,219,727	$3,373,728	$3,608,379	$3,736,838	$3,495,144

Average Total Loans Outstanding (1)	$3,222,450	$3,485,836	$3,735,339	$3,506,510	$3,226,086

Allowance for Credit Losses at Beginning of Period	$105,259	$108,924	$53,960	$33,049	$27,737

Loans Charged-Off:
Construction	7,976	$15,648	$10,472	$4,221	$1,401
Real Estate	5,870	41,356	13,175	469	347
Commercial and Industrial	1,980	6,290	2,096	626	127
Dairy & Livestock	3,291	1,205	—	—	—
Consumer, Auto and Other Loans	511	640	596	721	223

Total Loans Charged-Off	19,628	65,139	26,339	6,037	2,098

Recoveries:
Construction	757	291	—	—	—
Real Estate Loans	748	35	471	192	82
Commercial and Industrial	302	242	96	24	465
Dairy & Livestock	151	—	—	—	—
Consumer, Auto and Other Loans	200	76	236	132	192

Total Loans Recovered	2,158	644	803	348	739

Charged-Offs, net of recoveries	17,470	64,495	25,536	5,689	1,359

Provision Charged to Operating Expense	6,175	60,830	80,500	26,600	4,000

Adjustments Incident to Mergers and Reclassifications	—	—	—	—	2,671

Allowance for Credit Losses at End of period	$93,964	$105,259	$108,924	$53,960	$33,049

Net Loans Charged-Off to Average Total Loans	0.54%	1.85%	0.68%	0.16%	0.04%
Net Loans Charged-Off to Total Loans at End of Period	0.54%	1.91%	0.71%	0.15%	0.04%
Allowance for Credit Losses to Average Total Loans	2.92%	3.02%	2.92%	1.54%	1.02%
Allowance for Credit Losses to Total Loans at End of Period	2.92%	3.12%	3.02%	1.44%	0.95%
Net Loans Charged-Off to Allowance for Credit Losses	18.59%	61.27%	23.44%	10.54%	4.11%
Net Loans Charged-Off to Provision for Credit Losses	282.91%	106.02%	31.72%	21.39%	33.98%

(1)	Net of deferred loan origination fees.

Summary of Credit Loss Experience

(Covered Loans)

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Allowance for Credit Losses at Beginning of Period	$—	$—
Loans Charged-Off	893	385
Recoveries	—	15

Provision Charged to Operating Expense	893	370

Allowance for Credit Losses at End of period	$—	$—

While we believe that the allowance at December 31, 2011, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Table 9 provides a summary of the allocation of the allowance for credit losses for specific loan categories at the dates indicated for non-covered loans. The allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category, represents the total amount available for future losses that may occur within these categories.

Table 9 — Allocation of Allowance for Credit Losses

(Non-Covered Loans)

	December 31,
	2011		2010		2009		2008		2007
	Allowance for Credit Losses	% of Loans to Total Loans in Each Category	Allowance for Credit Losses	% of Loans to Total Loans in Each Category	Allowance for Credit Losses	% of Loans to Total Loans in Each Category	Allowance for Credit Losses	% of Loans to Total Loans in Each Category	Allowance for Credit Losses	% of Loans to Total Loans in Each Category
					( Dollars in thousands )
Real Estate	$51,873	65.8%	$43,529	65.0%	$42,215	62.4%	$25,440	60.8%	$9,028	61.9%
Construction	4,947	2.4%	10,188	4.1%	21,222	7.3%	19,492	9.4%	7,828	8.8%
Commercial and Industrial	10,654	15.9%	11,472	14.2%	7,530	12.3%	4,590	11.1%	15,266	27.6%
Muni lease finance	2,403	3.5%	2,172	3.8%	1,724	4.4%	933	4.6%
Dairy, livestock, agribusiness	17,230	10.8%	36,061	11.2%	31,051	11.7%	2,748	12.3%
Consumer	1,638	1.6%	1,034	1.7%	1,004	1.9%	757	1.8%	506	1.7%
Unallocated	5,219		803		4,178		—		421

Total	$93,964	100.0%	$105,259	100.0%	$108,924	100.0%	$53,960	100.0%	$33,049	100.0%

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

The table below provides the actual balances as of December 31, 2011 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2011, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2011	Average Rate	One year	Two Years	Three years	Four years	Five years and beyond	Estimated Fair Value
			(Dollars in thousands)
Interest-Earning Assets
Investment securities available for sale(1)	$2,201,526	3.56%	$97,713	$168,271	$707,335	$384,214	$843,993	$2,201,526
Investment securities held-to-maturity	2,383	5.75%	—	—	—	2,383	—	3,143
FHLB Stock	72,689	0.30%	—	—	—	—	72,689	72,689
Interest-bearing deposits with other institutions	60,000	0.31%	60,000	—	—	—	—	60,000
Loans held-for-sale	6,012	1.25%	6,012	—	—	—	—	6,012
Loans and lease finance receivables, net	3,382,632	5.37%	657,696	195,996	151,156	281,414	2,096,370	3,534,960

Total interest earning assets	$5,725,242		$821,421	$364,267	$858,491	$668,011	$3,013,052	$5,878,330

Interest-Bearing Liabilities
Interest-bearing deposits	$2,576,672	0.33%	$2,560,610	$10,430	$677	$316	$4,639	2,577,825
Demand note to U.S. Treasury	—	0.00%	—	—	—	—	—	—
Borrowings	958,032	2.12%	509,370	—	—	250,000	198,662	1,012,211
Junior subordinated debentures	115,055	2.89%	—	—	—	—	115,055	115,854

Total interest-bearing liabilities	$3,649,759		$3,069,980	$10,430	$677	$250,316	$318,356	$3,705,890

(1)	These include mortgage-backed securities which generally prepay before maturity.

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

TABLE 10 — Asset and Liability Maturity/Repricing Gap

	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
2011		(Dollars in thousands)
Earning Assets:
Interest-bearing deposits with other institution	$369,936	$—	$—	$—	$369,936
Investment Securities at carrying value	110,830	151,421	279,841	1,661,818	2,203,909
Loans held for sale	6,012	—	—	—	6,012
Gross Loans	1,158,692	153,084	286,622	1,934,373	3,532,771

Total	$1,645,470	$304,504	$566,463	$3,596,191	$6,112,628
Interest Bearing Liabilities
Savings Deposits	$1,145,823	$—	$—	$593,699	$1,739,522
Time Deposits	589,485	114,340	117,263	16,062	837,150
Demand Note to U.S. Treasury	—	—	—	—	—
Other Borrowings	509,370	—	—	448,662	958,032
Junior subordinated debentures	115,055	—	—	—	115,055

Total	$2,359,733	$114,340	$117,263	$1,058,424	$3,649,759

Period GAP	$(714,263)	$190,164	$449,200	$2,537,768	$2,462,869

Cumulative GAP	$(714,263)	$(524,098)	$(74,898)	$2,462,869

	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
2010		(Dollars in thousands)
Earning Assets:
Interest-bearing deposits with other institution	$387,186	$—	$—	$—	$387,186
Investment Securities at carrying value	106,847	82,997	157,443	1,447,414	1,794,701
Loans held for sale	2,954	—	—	—	2,954
Gross Loans	1,216,058	166,249	261,466	2,224,214	3,867,987

Total	$1,713,045	$249,246	$418,909	$3,671,628	$6,052,828
Interest Bearing Liabilities
Savings Deposits	$1,098,614	$—	$—	$628,818	$1,727,432
Time Deposits	726,633	199,021	145,065	19,154	1,089,873
Demand Note to U.S. Treasury	1,917	—	—	—	1,917
Other Borrowings	547,188	—	—	548,390	1,095,578
Junior subordinated debentures	115,055	—	—	—	115,055

Total	2,489,407	$199,021	$145,065	$1,196,362	$4,029,855

Period GAP	$(776,362)	$50,225	$273,844	$2,475,266	$2,022,973

Cumulative GAP	$(776,362)	$(726,137)	$(452,293)	$2,022,973

Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2011, and 2010. We had a negative cumulative 180-day gap of $524.1 million and a negative cumulative 365-days gap of $74.9 million at December 31, 2011. This represented a decrease of $202.0 million, over the 180-day cumulative negative gap of $726.1 million at December 31, 2010. In theory, this would indicate that at December 31, 2011, $524.1 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2011 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

Approximately $1.5 billion, or 68%, of the total investment portfolio at December 31, 2011 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following reflects our net interest income sensitivity analysis as of December 31, 2011:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 200 basis points	(12.78)%
- 100 basis points	0.29%

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

Management has a Liquidity Committee that meets quarterly. The Committee analyzes the cashflows from loans, investments, deposits and borrowings. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets monthly to review the Company’s balance sheet position and liquidity which includes, but is not limited to a: (i) Liquidity Report; (ii) Capital Volatility Report; (iii) Investment Portfolio Activities Report; and (iv) Balance Sheet Management Policy Report. On a periodic basis, projected cash flows are analyzed and stressed to determine potential liquidity issues. A contingency plan contains the steps the Company would take to mitigate a liquidity crisis. Results of the cash flows are reported to the Balance Sheet Management Committee on a periodic basis.

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	Most of our investments securities are either municipal securities or securities backed by mortgages, Fannie Mae, Freddie Mac or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXV or above, except for our travel/accident carrier who is rated AVIII.

•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps with a major financial institution.

•

We have no significant exposure to our Cash Surrender Value of Life insurance since 97.5% of the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A- or greater and only one company has a B+ rating.

•

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure.

•

We have $408.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

Transaction Risk

Transaction risk is the risk to earnings or capital arising from problems in service or product delivery. This risk is significant within any bank and is interconnected with other risk categories in most activities throughout the Company. Transaction risk is a function of internal controls, information systems, associate integrity, and operating processes. It arises daily throughout the Company as transactions are processed. It pervades all divisions, departments and centers and is inherent in all products and services we offer.

In general, transaction risk is defined as high, medium or low by the internal and external auditors during the audit process. The audit plan ensures that high risk areas are reviewed annually. We utilize internal auditors and third party audit firms to test key controls of operational processes and to audit information systems, compliance management program, loan review and trust services.

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

Our Risk Management Policy and Program includes an audit program aimed at identifying problems and ensuring that problems are corrected. The audit program includes two levels of review. One is in-depth audits performed by our internal audit department under the direction of the Chief Risk Officer and supplemented by independent external firms, and the other is periodic monitoring performed by the Risk Management Division. Each year, an Audit Plan for the Company is developed and approved by the Audit Committee of the Board.

The Company utilizes independent external firms to conduct compliance audits as a means of identifying weaknesses in the compliance program itself. The annual Audit Plan includes a review of selected centers and departments.

The center or department that is the subject of an audit is required to respond to the audit and correct any exceptions noted. The Chief Risk Officer will review audit findings and the response provided by the center or department to identify areas which pose a significant compliance risk.

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

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, all complaints are given prompt attention. Our Risk Management Policy and

Program include provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews all formal complaints to determine if a significant compliance risk exists and communicates those findings to the Risk Management Committee.

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

The corporate strategic plan is formally presented to all center managers and department managers at an annual leadership conference.

Reputation Risk

Reputation risk is the risk to capital and earnings arising from negative public opinion. This affects the Bank’s ability to establish new relationships or services, or continue servicing existing relationships. It can expose the Bank to litigation and, in some instances, financial loss.

Cyber-security Risk

Cyber-security risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, financial control or customer internet banking or data processing systems or applications. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2011.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CVB Financial Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 29, 2012

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

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following table summarizes information as of December 31, 2011 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders	2,865,307	$10.41	1,865,524
Equity compensation plans not approved by security holders	—	—	—

Total	28,65,307	$10.41	1,865,524

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

Financial Statements

Reference is made to the Index to Financial Statements at page 82 for a list of financial statements filed as part of this Report.

Exhibits

See Index to Exhibits at Page 143 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2012.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS

Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE A. BORBA George A. Borba	Chairman of the Board	February 29, 2012

/s/ JOHN A. BORBA John A. Borba	Director	February 29, 2012

/s/ RONALD O. KRUSE Ronald O. Kruse	Vice Chairman	February 29, 2012

/s/ ROBERT M. JACOBY Robert M. Jacoby	Director	February 29, 2012

/s/ JAMES C. SELEY James C. Seley	Director	February 29, 2012

/s/ SAN E. VACCARO San E. Vaccaro	Director	February 29, 2012

/s/ D. LINN WILEY D. Linn Wiley	Vice Chairman	February 29, 2012

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Richard C. Thomas Richard C. Thomas	Chief Financial Officer (Principal Financial Officer)	February 29, 2012

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$35,407	$67,279
Interest–earning balances due from Federal Reserve	309,936	286,769
Interest–earning balances due from depository institutions	—	50,227

Total cash and cash equivalents	345,343	404,275
Interest-bearing balances due from depository institutions	60,000	50,190
Investment securities available-for-sale, at fair value (with amortized cost of $2,130,029 at December 31, 2011 and $1,780,493 at December 31, 2010)	2,201,526	1,791,558
Investment securities held-to-maturity	2,383	3,143
Investment in stock of Federal Home Loan Bank (FHLB)	72,689	86,744
Non-covered loans held-for-sale	348	2,954
Covered loans held-for-sale	5,664	—
Loans and lease finance receivables, excluding covered loans	3,219,727	3,373,728
Allowance for credit losses	(93,964)	(105,259)

Net Loans and lease finance receivables	3,125,763	3,268,469

Covered loans and lease finance receivables, net	256,869	374,012
Premises and equipment, net.	36,280	40,921
Bank owned life insurance	116,132	112,901
Accrued interest receivable	23,512	23,647
Intangibles	5,548	9,029
Goodwill	55,097	55,097
FDIC loss sharing asset	59,453	101,461
Non-covered other real estate owned	13,820	5,290
Covered other real estate owned	9,782	11,305
Income taxes	48,033	55,609
Other assets	44,673	40,086

TOTAL ASSETS.	$6,482,915	$6,436,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,027,876	$1,701,523
Interest-bearing	2,576,672	2,817,305

Total deposits	4,604,548	4,518,828
Demand Note to U.S. Treasury	—	1,917
Customer repurchase agreements	509,370	542,188
Borrowings	448,662	553,390
Accrued interest payable	3,526	4,985
Deferred compensation	8,735	9,221
Junior subordinated debentures	115,055	115,055
Other liabilities	78,205	47,252

TOTAL LIABILITIES	5,768,101	5,792,836

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 104,482,271 (2011) and 106,075,576 (2010)	479,973	490,226
Retained earnings	193,372	147,444
Accumulated other comprehensive income, net of tax.	41,469	6,185

Total stockholders’ equity	714,814	643,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,482,915	$6,436,691

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Interest income:
Loans held-for-sale	$56	$54	$5
Loans and leases, including fees	194,448	213,932	206,074
Accelerated accretion on acquired loans	12,586	26,740	—

Loans, including fees	207,090	240,726	206,079

Investment securities:
Taxable	37,310	49,720	76,798
Tax-advantaged	23,640	25,394	27,329

Total investment income	60,950	75,114	104,127

Dividends from FHLB	242	324	195
Federal funds sold	995	868	343
Interest-bearing deposits with other institutions	443	257	15

Total interest income	269,720	317,289	310,759

Interest expense:
Deposits	8,708	18,253	24,956
Borrowings	23,002	36,354	59,572
Junior subordinated debentures	3,329	3,365	3,967

Total interest expense	35,039	57,972	88,495

Net interest income before provision for credit losses	234,681	259,317	222,264
Provision for credit losses	7,068	61,200	80,500

Net interest income after provision for credit losses	227,613	198,117	141,764

Other operating income:
Impairment loss on investment securities	(254)	(317)	(1,994)
Plus: Reclassification of credit-related impairment loss from other comprehensive income	(402)	(587)	1,671

Net impairment loss on investment securities recognized in earnings	(656)	(904)	(323)
Service charges on deposit accounts	15,768	16,745	14,889
Trust and Investment Services	8,683	8,363	6,657
Bankcard services	3,144	2,776	2,338
BOLI Income	3,259	3,125	2,792
Gain on sale of securities, net	—	38,900	28,446
Increase (decrease) in FDIC loss sharing asset, net	171	(15,856)	—
Gain from SJB acquisition	—	—	21,122
Other	3,847	3,965	5,150

Total other operating income	34,216	57,114	81,071

	For the Year Ended December 31,
	2011	2010	2009
Other operating expense:
Salaries and employee benefits	69,993	69,419	62,985
Professional services	15,031	13,308	6,965
Occupancy and equipment	16,583	19,348	18,361
Software licenses and maintenance	3,669	5,031	2,320
Promotion	4,977	6,084	6,528
Amortization of Intangibles	3,481	3,732	3,163
OREO expense	6,729	7,490	1,211
Prepayment penalties on borrowings	3,310	18,663	4,402
Other	17,252	25,417	27,651

Total other operating expense	141,025	168,492	133,586

Earnings before income taxes	120,804	86,739	89,249
Income taxes	39,071	23,804	23,830

Net earnings	$81,733	$62,935	$65,419
Preferred stock dividends and amortization of preferred stock discount	—	—	12,763

Net earnings allocated to common shareholders	$81,733	$62,935	$52,656

Other comprehensive income:
Unrealized gain on securities arising during the period	$61,490	$3,160	$24,086
Less: Reclassification adjustment for net gain on securities included in net income	(656)	(37,996)	(28,123)

Other comprehensive income, before tax	60,834	(34,836)	(4,037)
Income tax related to items of other comprehensive income	(25,550)	14,631	1,696

Other comprehensive income, net of tax	$35,284	$(20,205)	$(2,341)

Comprehensive income	$117,017	$42,730	$63,078

Basic earnings per common share	$0.77	$0.59	$0.56

Diluted earnings per common share	$0.77	$0.59	$0.56

Cash dividends per common share	$0.34	$0.34	$0.34

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Years Ended December 31, 2011

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
		(Dollars and shares in thousands)
Balance January 1, 2009	83,270	$121,508	$364,469	$100,184	$28,731	$614,892
Repurchase of Preferred Stock		(130,000)				(130,000)
Amortization of preferred stock discount		8,492		(8,492)		—
Warrant repurchase			(1,307)			(1,307)
Issuance of Common Stock	22,655		126,056			126,056
Exercise of stock options	56		280			280
Tax benefit from exercise of stock options			62			62
Stock-based Compensation Expense	282		1,666			1,666
Cash dividends declared
Common ($0.34 per share)				(32,228)		(32,228)
Preferred				(4,271)		(4,271)
Net earnings				65,419		65,419
Other comprehensive income					(2,341)	(2,341)

Balance December 31, 2009	106,263	$—	$491,226	$120,612	$26,390	$638,228
Repurchase of common stock	(640)		(5,169)			(5,169)
Exercise of stock options	304		1,547			1,547
Tax benefit from exercise of stock options			425			425
Stock-based Compensation Expense	149		2,197			2,197
Cash dividends declared
Common ($0.34 per share)				(36,103)		(36,103)
Net earnings				62,935		62,935
Other comprehensive income					(20,205)	(20,205)

Balance December 31, 2010	106,076	$—	$490,226	$147,444	$6,185	$643,855
Repurchase of common stock	(1,595)		(12,527)			(12,527)
Exercise of stock options	9		59			59
Tax benefit from exercise of stock options			1			1
Stock-based Compensation Expense	(8)		2,214			2,214
Cash dividends declared
Common ($0.34 per share)				(35,805)		(35,805)
Net earnings				81,733		81,733
Other comprehensive income					35,284	35,284

Balance December 31, 2011	104,482	$—	$479,973	$193,372	$41,469	$714,814

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$270,885	$300,013	$315,165
Service charges and other fees received	33,855	35,430	31,375
Interest paid	(36,226)	(59,494)	(94,229)
Cash paid to vendors and employees	(123,675)	(145,712)	(137,436)
Income taxes paid	(57,000)	(43,313)	(48,201)
Proceeds from FDIC shared-loss agreements	42,179	15,941	—

Net cash provided by operating activities	130,018	102,865	66,674

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of FHLB Stock	14,055	10,838	—
Proceeds from sales of investment securities	—	743,769	609,142
Proceeds from repayment of investment securities	373,740	315,100	361,588
Proceeds from maturity of investment securities	90,342	304,772	251,302
Purchases of investment securities	(816,386)	(1,098,711)	(793,017)
Net decrease in loans and lease finance receivables	232,164	265,009	107,350
Proceeds from sales of premises and equipment	191	240	342
Proceeds from sales of other real estate owned	20,907	16,460	13,859
Purchase of premises and equipment	(1,676)	(6,712)	(4,162)
Cash acquired in San Joaquin Bank acquisition	—	—	15,844
Other, net	—	(330)	(440)

Net cash provided by (used in) investing activities	(86,663)	550,435	561,808

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	338,443	184,559	388,869
Net (decrease)/increase in time deposits	(252,723)	(104,086)	11,702
Advances from Federal Home Loan Bank	—	—	200,000
Repayment of advances from Federal Home Loan Bank	(100,000)	(200,000)	(1,275,060)
Repayment of repurchase agreement	—	(250,000)	—
Repayment of Subordinated Debt	(5,000)	—	—
Repayment of advances from Federal Reserve Bank	—	—	(29,000)
Net decrease in other borrowings	(1,917)	(508)	(2,947)
Net (decrease)/ increase in customer repurchase agreements	(32,818)	57,056	127,319
Cash dividends on preferred stock	—	—	(4,271)
Cash dividends on common stock	(35,805)	(36,103)	(32,228)
Repurchase of preferred stock	—	—	(131,307)
Repurchase of common stock	(12,527)	(5,169)	—
Issuance of common stock	—	—	126,056
Proceeds from exercise of stock options	59	1,547	280
Tax benefit related to exercise of stock options	1	425	62

Net cash used in financing activities	(102,287)	(352,279)	(620,525)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,932)	301,021	7,957
CASH AND CASH EQUIVALENTS, beginning of period	404,275	103,254	95,297

CASH AND CASH EQUIVALENTS, end of period	$345,343	$404,275	$103,254

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2011	2010	2009
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net earnings	$81,733	$62,935	$65,419
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	—	(38,900)	(28,446)
Gain on San Joaquin Bank acquisition	—	—	(21,122)
Amortization of capitalized prepayment penalty on borrowings	272	272	23
FDIC Prepaid Assessment	—	—	(22,420)
(Gain)/loss on sale of premises and equipment	(41)	181	79
(Gain)/loss on sale of other real estate owned	(722)	514	(411)
Credit-related impairment loss on investment securities held-to-maturity	656	904	323
Increase from bank owned life insurance	(3,259)	(3,125)	(2,792)
Net amortization of premiums on investment securities	14,105	6,947	3,098
Accretion of SJB Discount	(12,275)	(27,412)	(302)
Provisions for credit losses	7,068	61,200	80,500
Provisions for losses on other real estate owned	5,139	6,029	848
Change in FDIC Loss Sharing Asset	(171)	15,856	(1,398)
Stock-based compensation	2,214	2,197	1,666
Depreciation and amortization	9,648	10,546	9,880
Proceeds from FDIC shared-loss agreements	42,179	15,941	—
Change in accrued interest receivable	135	5,025	4,437
Change in accrued interest payable	(1,459)	(1,496)	(3,737)
Change in other assets and liabilities	(15,204)	(14,749)	(18,971)

Total adjustments	48,285	39,930	1,255

NET CASH PROVIDED BY OPERATING ACTIVITIES	$130,018	$102,865	$66,674

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$20,641	$—	$—
Transfer from loans to Other Real Estate Owned	$32,331	$30,097	$17,070
Federally Assisted Acquisition of San Joaquin Bank (2009) :
Assets acquired			$520,508
Negative goodwill and intangibles			(16,516)
FDIC Receivable			131,860
Liabilities assumed			(651,696)

Purchase price of acquisition, net of cash received			$(15,844)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2011

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

Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. and its wholly owned subsidiaries (the “Company”): Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, CVB Statutory Trust III, and FCB Trust II. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired FCB Trust II through the acquisition of First Coastal Bancshares (“FCB”). The FCB Trust II was redeemed on January 7, 2012. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities”), these trusts do not meet the criteria for consolidation.

Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 42 Business Financial Centers, five Commercial Banking Centers, and two trust office locations with its headquarters located in the city of Ontario.

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

Cash and cash equivalents - Cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing balances due from depository institutions, with initial terms of ninety days or less, are included in Cash and cash equivalents.

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

At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment (“OTTI”). Other-than-temporary impairment on investment securities is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the Company will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost and its fair value would be included in other comprehensive income.

Loans Held for Sale - Loans held for sale include mortgage loans originated for resale and other non-covered or covered loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value. Occasionally, we may transfer other loans from our held for investment loan portfolio to loans held for sale when a decision is made to sell a loan(s). Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Cost generally approximates fair value at any reporting date, as the mortgage loans were recently originated. The transfer of the loan to held for sale is done at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for credit losses (“ALLL”). Any subsequent decline in value or any subsequent gain on sale of the loan is recorded to current earnings and reported as part of other non-interest income. Gains or losses on the sale of loans that are held for sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any mortgage loans sold.

Loans and Lease Finance Receivables - Non-covered loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are funded, the unfunded amounts are not reflected in the accompanying consolidated financial statements.

Interest on non-covered loans and lease finance receivables is credited to income based on the principal amount outstanding. Non-covered loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Interest income is not recognized on non-covered loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Non-covered loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, the accrual of interest on non-covered loans is discontinued when the loan becomes 90 days past due, or when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors and involve significant judgment. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method. Nonaccrual loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months. A nonaccrual loan may return to accrual status sooner based on other significant events or mitigating circumstances. This policy is consistently applied to all classes of non-covered financing receivables.

The Company receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in dairy, livestock and agribusiness, and various personal property assets utilized in commercial and industrial business governed under the Uniform Commercial Code.

Nonrefundable fees and direct costs associated with the origination or purchase of non-covered loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term using the effective-yield method.

Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Examples such concessions may include deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt with similar risk. Where collateral is offered by a borrower and it is significant in proportion to the nature of the concession requested, to the extent that it substantially reduces the Company’s risk of loss we may provide a concession. In such cases, these modifications are not considered TDRs as, in substance, no concession was made as a result of the significant additional collateral obtained.

When determining whether or not a loan modification is a TDR under ASC 310-40, the Company evaluates loan modification requests from borrowers experiencing financial difficulties on a case-by-case basis. Any such modifications granted are unique to the borrower’s circumstances, and are not easily categorized by type, key features, or other terms, but are evaluated individually based on all relevant facts and circumstances pertaining to the modification request and the borrower’s/guarantor’s financial condition at the time of the request. The evaluation of whether or not the borrower is experiencing financial difficulties will include, among other relevant factors considered by the Company, a review of significant factors such as (i) whether the borrower is in default on any of its debt, (ii) whether the borrower is experiencing payment delinquency, (iii) whether the borrower’s current cash flows have diminished below what is necessary to service existing debt obligations, (iv) whether the borrower forecasts its cash flows will be insufficient to service the debt in future periods or in accordance with the contractual terms of the existing agreement through maturity, (v) whether the borrower is unable to refinance the subject debt from other financing sources with similar terms, and (vi) whether the borrower is in jeopardy as a going-concern and/or is the borrower considering bankruptcy. In any case, the debtor is presumed to be experiencing financial difficulties if the Company determines it is probable the debtor will default on the original loan if the modification is not granted.

The types of loans subject to modification vary greatly, but during the subject period are concentrated in commercial and industrial loans, dairy and agricultural loans, and term loans to commercial real estate investors. Some examples of key features include payment deferrals and delays, interest rate reductions, and extensions or renewals where the contract rate may or may not be below the market rate of interest for debt with similar characteristics as those of the modified debt. The typical length of the modified terms often ranges from three (3) to twelve (12) months; however, all actual modified terms will depend on the facts, circumstances and attributes of the specific borrower requesting a modification. In general, after a careful evaluation of all relevant facts and circumstances taken together, including the nature of any concession, certain modification requests will result in troubled debt restructurings while certain other modifications will not, pursuant to the criteria and judgments as discussed throughout this report. In many cases, modification requests for delays or deferrals of principal were evaluated and determined to be exempt from TDR reporting because they constituted insignificant delays under ASC 310-40-15.

In situations where the Company has determined that the borrower is experiencing financial difficulties and is evaluating whether a concession is insignificant, and therefore does not result in a troubled debt restructuring, is based on an evaluation of both the amount and the timing of the restructured payments, including the following factors:

1.	Whether the amount of the restructured payments subject to delay is insignificant relative to the unpaid principal balance or collateral value of the debt and will result in an insignificant shortfall in the contractual amount due; and

2.	The delay is insignificant relative to any of the following:

•	The frequency of payments due;

•	The debt’s original contractual maturity; or

•	The debt’s original expected duration.

Most modified loans not classified and accounted for as troubled debt restructurings were performing and paying as agreed under their original terms in the six-month period immediately preceding a request for modification. Subsequently, these modified loans continue to perform under the modified terms and deferrals that amounted to insignificant delays which is supported by the fact and circumstances of each individual loan as described above. Payment performance continues to be monitored once modifications are made. The Company’s favorable experience regarding “re-defaults” under modified terms, or upon return of the loan to its original terms, indicates that such relief often improves ultimate collection and reduces the Company’s risk of loss.

A loan is generally considered impaired when based on current events and information it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan including a restructured loan, for which there is an insignificant delay relative to the frequency of payments due, and/or original contractual maturity is not considered an impaired loan. Generally, impaired loans include loans on nonaccrual status and TDRs.

The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge -off that portion of an impaired loan that represents the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, is generally charged-off and recorded against the allowance for credit losses at the time impairment is measurable and a probable loss is determined. As a result, most of the TDRs have no specific allowance allocated because, consistent with the Company’s stated practice, any impairment is typically charged-off in the period in which it is identified. Impairment on collateral dependent restructured loans are measured by determining the amount the impaired loan exceeds the fair value of the collateral less estimated selling costs. The fair value is generally determined by an appraisal of the collateral performed by a Company-approved third-party independent appraiser. The majority of impaired loans that are collateral dependent are charged-off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.

Appraisals of the collateral for impaired collateral-dependent loans are typically ordered at the earlier of the time the loan is identified as showing signs of inherent weakness, which may jeopardize repayment of when the loan is identified as impaired. These appraisals are normally updated at least annually, or more frequently, if there are concerns or indications that the value of the collateral may have changed significantly since the previous appraisal. On exception, a specific valuation allowance is only recorded on collateral dependent impaired loans when a current appraisal is not yet available, a recent appraisal is still under review or on single-family mortgage loans if the loans are currently under review for a loan modification. Such valuation allowances are generally based on previous appraisals adjusted for current market conditions, based on preliminary appraisal values that are still being reviewed or for single-family loans under review for modification on an appraisal or indications of comparable home sales from external sources.

Charge-offs of unsecured consumer loans are recorded when the loan reaches 120 days past due or sooner as circumstances dictate. Except for the charge-offs of unsecured consumer loans, the charge-off policy is applied consistently across all portfolio segments.

The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan. Impaired single-family mortgage loans that have been modified in accordance with the various government modification programs are also measured based on the present value of the expected cash flows discounted at the loan’s pre-modification interest rate. The Company recognizes the change in present value attributable to the passage of time as interest income on such performing single-family mortgage loans and the amount of interest income recognized has been insignificant. During 2011, eleven such single-family mortgage loans have been returned to accrual status after demonstrating sustained repayment performance.

Covered Loans - We refer to “covered loans” as those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we will be reimbursed for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. We account for loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool).

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

Provision and Allowance for Credit Losses - The allowance for credit losses is established as management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

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

FDIC Loss Sharing Asset - The FDIC loss sharing asset is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The estimated gross cash flows associated with this asset were $144.9 million as of October 16, 2009. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the loss estimates on the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increase and decreases to the FDIC indemnification asset are recorded as adjustments to other operating income.

Non-covered Other Real Estate Owned - Non-covered other real estate owned (“OREO”) represents real estate acquired through foreclosure in lieu of repayment of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Non-covered loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

Covered Other Real Estate Owned - All other real estate owned acquired in the FDIC-assisted acquisition of SJB are included in a FDIC shared-loss agreement and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss to the Company charged against earnings.

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

Goodwill and Intangible Assets - Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company selected July 1 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no recorded impairment as of December 31, 2011.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized over an accelerated method over their estimated useful lives.

Fair Value of Financial Instruments - We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in Note 20 to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

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

Earnings per Common Share - The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 17.

Stock-Based Compensation - At December 31, 2011, the Company has three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

Derivative Financial Instruments - All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes, and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks, interest-bearing balances due from depository institutions and federal funds sold with original maturities of three months or less. Cash flows from loans and deposits are reported net.

CitizensTrust - This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through two offices in Southern California: Pasadena, and Ontario. CitizensTrust has approximately $2.0 billion in assets under administration, including $1.6 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

Use of Estimates in the Preparation of Financial Statements- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, determining the amount and realization of the FDIC loss sharing asset, and valuation of deferred tax assets, other intangibles and OREO.

Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 14 at December 31, 2011 the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements - In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this guidance on July 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Under ASU 2011-05, an entity will have the option to present the components of net earnings and comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option in United States generally accepted accounting principles (“GAAP”) to present other comprehensive income in the statement of changes in equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill on July 1 of each year. The Company does not expect adoption of this amendment to have a material effect on its consolidated financial statements.

Reclassification - Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

2. FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK

On October 16, 2009, Citizens Business Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single- family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively for commercial and single-family residential loans from the acquisition date. The purpose of this acquisition was to expand our presence in the Central Valley region of California.

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

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,273	$234	$—	$46,507	2.11%
Residential mortgage-backed securities	869,847	18,487	(334)	888,000	40.33%
CMO’s / REMIC’s–Residential	594,866	10,307	(665)	604,508	27.46%
Municipal bonds	608,575	43,665	(203)	652,037	29.62%
Other securities	10,468	10	(4)	10,474	0.48%

Total Investment Securities	$2,130,029	$72,703	$(1,206)	$2,201,526	100.00%

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$106,368	$119	$(214)	$106,273	5.93%
Residential mortgage-backed securities	801,370	13,405	(6,366)	808,409	45.12%
CMO’s / REMIC’s–Residential	267,556	4,300	(1,379)	270,477	15.10%
Municipal bonds	605,199	10,943	(9,743)	606,399	33.85%

Total Investment Securities	$1,780,493	$28,767	$(17,702)	$1,791,558	100.00%

Approximately 70% of the available-for-sale portfolio at December 31, 2011 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2011 and 2010. We have $4.8 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored).

There were no realized gains or losses for the year ended December 31, 2011. Gross realized gains were $38.9 million for the year ended December 31, 2010 and no realized losses. Gross realized gains were $28.4 million for the year ended December 31, 2009 and no realized losses.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs—Residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other Securities	2,500	4	—	—	2,500	4

	$233,909	$1,206	$—	$—	$233,909	$1,206

	December 31, 2010
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Residential mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs—Residential	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

CMO Held-to-Maturity — We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $2.4 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of December 31, 2011, the unrealized loss on this security was zero and the fair value on the security was 57% of the current par value. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of December 31, 2011. The key assumptions include default rates, severities and prepayment rates. This security was determined to be credit impaired during 2009 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. In 2009, we recognized an other-than-temporary impairment of $2.0 million reduced by $1.7 million for the non-credit portion which was reflected in other comprehensive income. The remaining loss of $323,000 was recognized in earnings for the year ended December 31, 2009. In 2011 and 2010, we recognized other-than-temporary impairment of $656,000 and $904,000, respectively, on this security, which was charged to other operating income. This Alt-A bond, with a book value of $2.4 million as of December 31, 2011, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to other operating income.

The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the year ended December 31, 2011.

For the Year Ended December 31, 2011
(Dollars in thousands)
Balance, beginning of the period	$1,227
Addition of OTTI that was not previously recognized	656
Reduction for securities sold during the period	—
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis that are recognized over the remaining life of the security	—

Balance, end of the period	$1,883

Government Agency & Government-Sponsored Enterprise — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at December 31, 2011.

Mortgage-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with an average life of approximately 3.0 years. The contractual cash flows of 99.68% of these investments have the implied guarantee of U.S. government-sponsored agencies. The remaining 0.32% is issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. At December 31, 2011, there was no unrealized loss greater than 12 months.

Municipal Bonds —The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 9.8 years. There were no securities with an unrealized loss greater than 12 months and all municipal securities were performing at December 31, 2011. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2011.

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

At December 31, 2011 and 2010, investment securities having an amortized cost of approximately $1.85 billion and $1.74 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2041, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Due in one year or less	$124,996	$127,168	3.22%
Due after one year through five years	1,630,781	1,679,549	2.81%
Due after five years through ten years	321,947	340,109	3.70%
Due after ten years	52,305	54,700	3.65%

	$2,130,029	$2,201,526	2.99%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2011.

4. LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of the components of loan and lease finance receivables:

	As of December 31, 2011
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$494,299	$29,651	$523,950
Real Estate:
Construction	76,146	18,685	94,831
Commercial Real Estate	1,948,292	223,107	2,171,399
SFR Mortgage	176,442	3,289	179,731
Consumer	51,436	8,353	59,789
Municipal lease finance receivables	113,460	169	113,629
Auto and equipment leases, net of unearned discount	17,370	—	17,370
Dairy and Livestock	343,350	199	343,549
Agribusiness	4,327	24,196	28,523

Gross Loans	$3,225,122	$307,649	$3,532,771
Less:
Purchase accounting discount	—	(50,780)	(50,780)
Deferred loan fees, net	(5,395)	—	(5,395)

Gross loans, net of deferred loan fees	$3,219,727	$256,869	$3,476,596
Less: Allowance for credit losses	(93,964)	—	(93,964)

Net Loans	$3,125,763	$256,869	$3,382,632

	As of December 31, 2010
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$460,399	$39,587	$499,986
Real Estate:
Construction	138,980	84,498	223,478
Commercial Real Estate	1,980,256	292,014	2,272,270
SFR Mortgage	218,467	5,858	224,325
Consumer	56,747	10,624	67,371
Municipal lease finance receivables	128,552	576	129,128
Auto and equipment leases, net of unearned discount	17,982	—	17,982
Dairy and Livestock	376,143	—	376,143
Agribusiness	1,686	55,618	57,304

Gross Loans	$3,379,212	$488,775	$3,867,987
Less:
Purchase accounting discount	—	(114,763)	(114,763)
Deferred loan fees, net	(5,484)	—	(5,484)

Gross loans, net of deferred loan fees	$3,373,728	$374,012	$3,747,740
Less: Allowance for credit losses	(105,259)	—	(105,259)

Net Loans	$3,268,469	$374,012	$3,642,481

At December 31, 2011, the Company held approximately $1.31 billion of fixed rate loans. As of December 31, 2011, 61.5% of the loan portfolio consisted of commercial real estate loans and 2.7% of the loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California.

The following is the activity of loans held for sale for the year ended December 31, 2011 and 2010:

Non-Covered Loans Held for Sale Activity

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$2,954	$1,439
Originations of mortage loans	37,304	33,391
Sales of mortgage loans	(34,962)	(29,212)
Transfer of mortgage loans to held for investment	(3,292)	(4,320)
Sales of other loans	(6,000)	—
Transfers of other loans to held for sale	6,000	2,521
Write-down of loans held for sale	(1,656)	(865)

Balance, end of period	$348	$2,954

Covered Loans Held for Sale Activity

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$—	$—
Originations of mortage loans	—	—
Sales of mortgage loans	—	—
Transfer of other loans to held for investment	—	—
Sales of other loans	—	—
Transfers of other loans to held for sale	5,726	—
Write-down of loans held for sale	—	—
Payment on other loans	(62)

Balance, end of period	$5,664	$—

During the second quarter ended June 30, 2011, a decision was made to sell one loan and it was transferred to held for sale at a fair value of $6.0 million and resulted in a charge-off against the allowance for credit losses of $619,000 at the time of transfer. This loan was subsequently sold in July, 2011 at a small gain. Also, in the nine months ended September 30, 2011, another loan classified as held for sale with a book value of $1.7 million was written-off to zero with the write-off reported as part of non-interest income. The loan was the subject of legal proceedings regarding our lien position and a preliminary decision by the court found that our lien was not in a first priority position. After careful analysis of the preliminary court decision and valuation of the subject collateral, we wrote off the remaining carrying amount.

During 2011, 12 covered loans in an aggregate carrying balance of $5.7 million were transferred to held-for-sale.

Occasionally, the Company may decide to retain and not sell certain mortgage loans originated and will transfer them to its held for investment loan portfolio. This is generally done for customer service purposes.

Credit Quality Indicators

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

Pass Watch List — Pass Watch list loans usually require more than normal management attention. Loans which qualify for the Pass Watch List may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.

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

The following table summarizes our internal credit risk rating categories by loan class as of December 31, 2011 and 2010:

Credit Quality Indicators

As of December 31, 2011 and 2010

(Dollars in thousands)

Credit Risk Profile by Internally Assigned Grade

	December 31, 2011
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
Commercial & Industrial	$323,653	$94,059	$55,140	$21,447	$—	$494,299
Construction—Speculative	2,654	—	25,610	35,191	—	63,455
Construction—Non-Speculative	1,314	137	687	10,553	—	12,691
Commercial Real Estate—Owner-Occupied	370,801	176,958	74,315	77,884	—	699,958
Commercial Real Estate—Non-Owner-
Occupied	836,465	193,751	108,798	108,482	838	1,248,334
Residential Real Estate (SFR 1-4)	143,841	8,336	6,807	17,458	—	176,442
Dairy & Livestock	73,074	106,024	91,416	72,619	217	343,350
Agribusiness	2,800	860	667	—	—	4,327
Municipal Lease Finance Receivables	70,781	23,106	8,927	10,646	—	113,460
Consumer	42,295	3,474	3,906	1,740	21	51,436
Auto & Equipment Leases	11,742	39	3,506	522	1,561	17,370

Total Non-covered Loans	1,879,420	606,744	379,779	356,542	2,637	3,225,122
Covered Loans	48,440	73,718	20,728	164,198	565	307,649

Total Loans excluding held-for-sale	1,927,860	680,462	400,507	520,740	3,202	3,532,771
Non-covered loans held-for-sale	348	—	—	—	—	348
Covered loans held-for-sale	—	—	—	5,664	—	5,664

Total Gross Loans	$1,928,208	$680,462	$400,507	$526,404	$3,202	$3,538,783

	December 31, 2010
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
Commercial & Industrial	$310,207	$79,860	$35,526	$34,741	$65	$460,399
Construction—Speculative	428	16,022	24,773	78,672	—	119,895
Construction—Non-Speculative	3,168	3,422	2,346	10,149	—	19,085
Commercial Real Estate—Owner-Occupied	371,575	109,784	91,751	139,320	—	712,430
Commercial Real Estate—Non-Owner-
Occupied	851,980	197,696	64,808	153,342	—	1,267,826
Residential Real Estate (SFR 1-4)	190,022	11,002	801	16,642	—	218,467
Dairy & Livestock	4,373	4,917	152,891	213,962	—	376,143
Agribusiness	1,096	446	144	—	—	1,686
Municipal Lease Finance Receivables	92,064	11,540	21,746	3,202	—	128,552
Consumer	47,927	4,885	2,367	1,484	84	56,747
Auto & Equipment Leases	10,925	3,450	1,122	2,483	2	17,982

Total Non-covered Loans	1,883,765	443,024	398,275	653,997	151	3,379,212
Covered Loans	139,038	59,996	42,147	247,407	187	488,775

Total Loans excluding held-for-sale	2,022,803	503,020	440,422	901,404	338	3,867,987
Non-covered loans held-for-sale	1,298	—	—	1,656	—	2,954

Total Gross Loans	$2,024,101	$503,020	$440,422	$903,060	$338	$3,870,941

Allowance for Credit Losses

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

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. There have been no significant changes to the methodology or policies in the periods presented, except for one new factor added to the allowance for credit losses methodology during the quarter ended December 31, 2011. As part of the qualitative analysis, this new factor is used to adjust the historical loan loss rates to include an adjustment for indicated volatility in the value of various types of real estate collateral in our market area.

Management believes that the ALLL was appropriate at December 31, 2011. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for credit losses; and the recorded investment in held-for-investment loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(Dollars in thousands)

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
2011
Allowance for Credit Losses:
Beginning balance, January 1, 2011	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259
Charge-offs	(1,980)	(7,976)	(5,870)	0	(3,291)	(511)	(893)	—	(20,521)
Recoveries	302	757	748	0	151	200	0	0	2,158
Provision	860	1,978	13,466	231	(15,691)	915	893	4,416	7,068

Ending balance, December 31, 2011	$10,654	$4,947	$51,873	$2,403	$17,230	$1,638	$—	$5,219	$93,964

Ending balance: Individually evaluated for impairment	$165	$—	$1,339	$—	$1,371	$93	$—	$—	$2,968

Ending balance: Collectively evaluated for impairment	$10,489	$4,947	$50,534	$2,403	$15,859	$1,545	$—	$5,219	$90,996

Loans and financing receivables: (1)
Ending balance, December 31, 2011	$494,299	$76,146	$2,124,734	$113,460	$343,350	$73,133	$256,869	$—	$3,481,991

Ending balance: Individually evaluated for impairment	$4,954	$33,402	$52,141	$—	$10,251	$478	$83,745	$—	$184,971

Ending balance: Collectively evaluated for impairment	$489,345	$42,744	$2,072,593	$113,460	$333,099	$72,655	$173,124	$—	$3,297,020

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
2010
Allowance for Credit Losses:
Beginning balance, January 1, 2010	$7,530	$21,222	$42,215	$1,724	$31,051	$1,004	$—	$4,178	$108,924
Charge-offs	(6,290)	(15,648)	(41,356)	(13)	(1,205)	(627)	(385)	—	(65,524)
Recoveries	242	291	35	—	—	76	15	—	659
Provision	9,990	4,323	42,635	461	6,215	581	370	(3,375)	61,200

Ending balance, December 31, 2010	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259

Ending balance: Individually evaluated for impairment	$50	$3,300	$681	$—	$—	$28	$—	$—	$4,059

Ending balance: Collectively evaluated for impairment	$11,422	$6,888	$42,848	$2,172	$36,061	$1,006	$—	$803	$101,200

Loans and financing receivables: (1)
Ending balance, December 31, 2010	$460,399	$138,980	$2,198,723	$128,552	$377,829	$74,729	$374,012	$—	$3,753,224

Ending balance: Individually evaluated for impairment	$9,404	$63,025	$90,416	$—	$5,207	$586	$15,879	$—	$184,517

Ending balance: Collectively evaluated for impairment	$450,995	$75,955	$2,108,307	$128,552	$372,622	$74,143	$358,133	$—	$3,568,707

(1)	The ending balance of loans and financing receivables excludes deferred loan fees of $5.4 million and $5.5 million as of December 31, 2011 and 2010, respectively.

Past Due and Non-Performing Loans

We manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for credit losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Loans are reported as a troubled debt restructuring when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt of similar risk. As a result of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and credit losses.

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

The accrual of interest on loans is discontinued when the loan becomes 90 days past due based on the contractual term of the loan, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Nonaccrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. Had nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $3.5 million, $5.2 million and $4.1 million greater for 2011, 20010 and 2009, respectively.

Speculative construction loans are generally for properties where there is not an identified buyer or renter.

The following table presents the recorded investment in non-covered past due and nonaccrual loans and loans past due by class of loans as of December 31, 2011 and 2010:

Non-Covered Past Due and Nonaccrual Loans

As of December 31, 2011 and December 31, 2010

(Dollars in Thousands)

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
Commercial & Industrial	$2,872	$150	$—	$3,022	$3,432	$487,845	$494,299
Construction—Speculative	—	—	—	—	13,317	42,203	55,520
Construction—Non-Speculative	—	—	—	—	—	20,626	20,626
Commercial Real Estate—Owner-Occupied	133	280	—	413	9,474	690,071	699,958
Commercial Real Estate—Non-Owner-Occupied	374	—	—	374	16,518	1,231,442	1,248,334
Residential Real Estate (SFR 1-4)	1,568	—	—	1,568	16,970	157,904	176,442
Dairy & Livestock	—	—	—	—	2,475	340,875	343,350
Agribusiness	—	—	—	—	—	4,327	4,327
Municipal Lease Finance Receivables	—	—	—	—	—	113,460	113,460
Consumer	59	—	—	59	382	50,995	51,436
Auto & Equipment Leases	14	6	—	20	104	17,246	17,370

Total Non-covered Loans excluding held-for-sale	5,020	436	—	5,456	62,672	3,156,994	3,225,122
Loans Held-for-Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	348	348

Total	$5,020	$436	$—	$5,456	$62,672	$3,157,342	$3,225,470

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
Commercial & Industrial	$2,177	$1,036	$—	3,213	$3,887	$453,299	$460,399
Construction—Speculative	—	—	—	—	53,552	66,343	119,895
Construction—Non-Speculative	—	—	—	—	9,473	9,612	19,085
Commercial Real Estate—Owner-Occupied	62	—	—	62	5,457	706,911	712,430
Commercial Real Estate—Non-Owner-Occupied	3,132	—	—	3,132	59,402	1,205,292	1,267,826
Residential Real Estate (SFR 1-4)	1,473	1,124	—	2,597	17,800	198,070	218,467
Dairy & Livestock	—	—	—	—	5,207	370,936	376,143
Agribusiness	—	—	—	—	—	1,686	1,686
Municipal Lease Finance Receivables	—	—	—	—	—	128,552	128,552
Consumer	—	29	—	29	537	56,181	56,747
Auto & Equipment Leases	93	14	—	107	49	17,826	17,982

Total Non-covered Loans excluding held-for-sale	6,937	2,203	—	9,140	155,364	3,214,708	3,379,212
Loans Held-for-Sale Construction—Speculative	—	—	—	—	1,656	—	1,656
Loans Held-for-Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	1,298	1,298

Total	$6,937	$2,203	$—	$9,140	$157,020	$3,216,006	$3,382,166

At December 31, 2011, the Company had non-covered impaired loans of $101.2 million. Of this amount, $920,000 consisted of nonaccrual residential construction and land loans, $12.4 million in nonaccrual commercial construction loans, $17.0 million of nonaccrual single family mortgage loans, $26.0 million of nonaccrual commercial real estate loans, $3.5 million of nonaccrual commercial and industrial loans, $2.5 million of nonaccrual dairy and livestock loans and $478,000 of nonaccrual consumer loans. Non-covered impaired loans also include $62.4 million of loans whose terms were modified in a troubled debt restructure, of which $23.8 million are classified as nonaccrual. The remaining balance of $38.6 million consists of 16 loans performing according to the restructured terms. These impaired loans had specific allowance of $3.0 million at December 31, 2011. At December 31, 2010, the Company had classified as impaired, non-covered loans with a balance of $170.3 million with a related allowance of $4.1 million.

The following table presents held-for-investment and held-for-sale loans, individually evaluated for impairment by class of loans, as of December 31, 2011 and 2010:

Non-Covered Impaired Loans

As of December 31, 2011 and 2010

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
Commercial & Industrial	$3,566	$4,630	$—	$4,649	$93
Held for Sale Construction—Speculative	—	—	—	—	—
Construction—Speculative	13,317	15,718	—	15,434	—
Construction—Non-Speculative	20,085	20,085	—	16,437	1,123
Commercial Real Estate—Owner-Occupied	13,567	14,013	—	11,941	449
Commercial Real Estate—Non-Owner-Occupied	16,435	23,656	—	21,096	67
Residential Real Estate (SFR 1-4)	14,069	17,411	—	15,120	47
Dairy & Livestock	8,879	10,358	—	10,535	446
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	104	150	—	127	—
Auto & Equipment Leases	—	—	—	—	—

	90,022	106,021	—	95,339	2,225

With a related allowance recorded:
Commercial & Industrial	$1,388	$1,410	$165	$1,554	$—
Construction—Speculative	—	—	—	—	—
Construction—Non-Speculative	—	—	—	—	—
Commercial Real Estate—Owner-Occupied	3,900	3,900	928	3,900	—
Commercial Real Estate—Non-Owner-Occupied	83	85	5	86	—
Residential Real Estate (SFR 1-4)	4,087	4,369	406	3,967	—
Dairy, Livestock & Agribusiness	1,372	3,324	1,372	2,402	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	270	278	77	276	—
Auto & Equipment Leases	104	110	15	141	—

	11,204	13,476	2,968	12,326	—

Total	$101,226	$119,497	$2,968	$107,665	$2,225

December 31, 2010
With no related allowance recorded:
Commercial & Industrial	$9,060	$9,600	$—	$9,972	$339
Held for Sale Construction—Speculative	1,656	3,739	—	2,311	—
Construction—Speculative	45,672	61,382	—	54,299	—
Construction—Non-Speculative	9,473	10,149	—	9,777	—
Commercial Real Estate—Owner-Occupied	4,528	4,528	—	4,541	—
Commercial Real Estate—Non-Owner-Occupied	66,856	103,010	—	93,807	498
Residential Real Estate (SFR 1-4)	13,766	16,285	—	14,556	—
Dairy & Livestock	5,207	5,780	—	6,334	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	334	334	—	336	—
Auto & Equipment Leases	—	—	—	—	—

	156,552	214,807	—	195,933	837

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With a related allowance recorded:
Commercial & Industrial	$344	$352	$50	$371	$—
Construction—Speculative	7,880	12,588	3,300	8,966	—
Construction—Non-Speculative	—	—	—	—	—
Commercial Real Estate—Owner-Occupied	929	929	136	934	—
Commercial Real Estate—Non-Owner-Occupied	303	311	25	308	—
Residential Real Estate (SFR 1-4)	4,034	4,086	520	4,067	—
Dairy, Livestock & Agribusiness	—	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	203	205	21	207	—
Auto & Equipment Leases	49	49	7	77	—

	13,742	18,520	4,059	14,930	—

Total	$170,294	$233,327	$4,059	$210,863	$837

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of December 31, 2011 and December 31, 2010 have already been written-down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. As of December 31, 2011, the balance in this reserve was $9.6 million compared to a balance of $10.5 million as of December 31, 2010.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. Loans that are reported as TDRs are considered impaired and charged off on an individual loan basis, as deemed appropriate. The majority of restructured loans during 2011 are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal.

As of December 31, 2011, we had loans of $62.4 million classified as a troubled debt restructured, of which $23.8 million are non-performing and $38.6 million are performing. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. TDRs on accrual status at December 31, 2011 were mainly comprised of commercial real estate loans including construction loans.

As of December 31, 2011, there were no loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired as a result of adopting the amendments in ASU 2011-02. The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged-off at the time a probable loss is determined. We have allocated $27,000 and zero specific allowance to TDRs as of December 31, 2011 and December 31, 2010.

The following are the loans modified as troubled debt restructurings for the year ended December 31, 2011:

Modifications

(Dollars in thousands)

	For the Year Ended December 31, 2011
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2011

Troubled Debt Restructurings
Commercial & Industrial	5	$1,673	$1,372	$1,224
Construction—Speculative	2	16,886	16,886	15,394
Construction—Non-Speculative	1	9,219	9,219	9,219
Commercial Real Estate—Owner-Occupied	3	3,195	3,195	3,067
Commercial Real Estate—Non- Owner- Occupied	3	11,707	11,707	10,236
Residential Real Estate (SFR 1-4)	6	2,162	2,161	2,049
Dairy & Lives tock	5	11,750	11,750	8,662
Agribusiness	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—
Consumer	—	—	—	—
Auto & Equipment Leases	—	—	—	—

Total Non-Covered Loans	25	56,592	56,290	49,851
Covered Loans	—	—	—	—

Total Gross Loans	25	$56,592	$56,290	$49,851

As of December 31, 2011, there were two dairy and livestock loans with a total outstanding balance of $886,000 and two commercial real estate loans with a total outstanding balance of $3.4 million modified as troubled debt restructurings within the previous 12 months that subsequently defaulted during the 12 months ended December 31, 2011.

5. OTHER REAL ESTATE OWNED

The following table summarizes the activity related to Other Real Estate Owned for the years ended December 31, 2011 and 2010:

	Non-Covered	Covered	Total
	(Dollars in thousands)
2011:
Balance, beginning of period	$5,290	$11,305	$16,595
Acquisitions	—	—	—
Additions	16,081	16,250	32,331
Dispositions	(6,896)	(13,289)	(20,185)
Valuation adjustments	(655)	(4,484)	(5,139)

Balance, end of period	$13,820	$9,782	$23,602

2010:
Balance, beginning of period	$3,936	$5,565	$9,501
Acquisitions	—	—	—
Additions	16,950	13,147	30,097
Dispositions	(11,484)	(5,490)	(16,974)
Valuation adjustments	(4,112)	(1,917)	(6,029)

Balance, end of period	$5,290	$11,305	$16,595

6. TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies. All related party loans were current as to principal and interest at December 31, 2011 and 2010.

The following is an analysis of the activity of all such loans:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance, beginning of year	$9,588	$8,260
Credit granted and additional advances	3,008	2,786
Repayments	(3,199)	(1,458)

Outstanding balance, end of year	$9,397	$9,588

7. FDIC LOSS SHARING ASSET AND OTHER ASSETS

The following table summarizes the activity related to the FDIC loss sharing asset for the years indicated:

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$101,461	$133,258
Acquisitions	—	—
Accretion	3,750	5,217
Net reductions	(3,579)	(21,073)
Payments received from the FDIC	(42,179)	(15,941)

Balance, end of period	$59,453	$101,461

Net reductions to the FDIC loss share asset are related to covered loan payoffs, partial payments and transfers to Other Real Estate Owned, which resulted in lower actual losses on the loans than was originally estimated at the acquisition date. This was offset by increases to the FDIC loss share asset for covered loans and OREO that were resolved at higher actual losses than was originally estimated at the acquisition date. Through December 31, 2011, we have submitted claims to the FDIC for losses on covered loans totaling $101.0 million.

Other Assets consist of:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Prepaid Expenses	$16,699	$22,083
Interest Rate Swaps	20,497	9,127
Other Assets	7,477	8,876

	$44,673	$40,086

Included in prepaid expenses are prepaid FDIC insurance assessments of $12.2 million and $17.5 million at December 31, 2011 and 2010, respectively.

8. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated were as follows:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Land	$7,661	$7,661
Bank premises	46,270	46,288
Furniture and equipment	38,205	42,272
Leased property under capital lease	—	649

Premises and equipment, gross	92,136	96,870
Accumulated depreciation and amortization	(55,856)	(55,949)

Premises and equipment, net	$36,280	$40,921

The Company leases land and buildings under operating leases for varying periods extending to 2020, at which time the Company can exercise options that could extend certain leases through 2030. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011, excluding property taxes and insurance, are as follows:

Year	Amount
(Dollars in thousands )
2012	$5,305
2013	4,246
2014	3,474
2015	2,951
2016	2,271
Succeeding years	4,205

Total minimum payments required	$22,452

Total rental expense for the Company was approximately $5.8 million, $6.3 million, and $6.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

9. INTANGIBLE ASSETS

The following summarizes activity of amortizable core deposit intangible assets for the years ended December 2011 and 2010:

	For the Year Ended December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortizing intangible assets	$31,999	$(26,451)	$31,999	$(22,970)
Aggregate Amortization Expense:
For year ended December 31,	$3,481		$3,732
Estimated Amortization Expense:
For the year ended December 31,
For the year ended 2012	$2,159
For the year ended 2013	1,127
For the year ended 2014	475
For the year ended 2015	437
For the year ended 2016	395
Thereafter	955

At December 31, 2011 the weighted average remaining life of intangible assets is approximately 1.6 years.

10. INCOME TAXES

Income tax expense consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current provision:
Federal	$9,111	$30,053	$30,748
State	3,948	15,626	14,326

	13,059	45,679	45,074

Deferred provision(benefit):
Federal	17,732	(15,412)	(15,924)
State	8,280	(6,463)	(5,320)

	26,012	(21,875)	(21,244)

Total	$39,071	$23,804	$23,830

Income tax asset (liability) consists of the following:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Current:
Federal	$25,999	$1,897
State	21,234	1,153

	47,233	3,050

Deferred:
Federal	1,661	38,556
State	(861)	14,003

	800	52,559

Total	$48,033	$55,609

The components of the net deferred tax asset (liability) are as follows:

	As of December 31,
	2011	2010
	(Dollars in thousands )
Federal
Deferred tax assets:
California franchise tax	$—	$—
Bad debt and credit loss deduction	39,131	40,519
Net operating loss carryforward	999	1,108
Deferred compensation	2,757	2,921
Other Intangibles	12	5
Covered Loans	8,537	44,399
Capital loss carryforward	—	194
California franchise tax	943	—
Other, net	6,819	5,028

Gross deferred tax asset	59,198	94,174

Deferred tax liabilities:
Depreciation	1,845	2,130
Intangibles—Acquistions	2,485	3,275
FDIC indemnification asset	20,387	35,512
FHLB Stock	7,777	8,081
Deferred income	2,764	2,657
Unrealized gain on investment securities, net	22,279	3,323
California franchise tax	—	640

Gross deferred tax liability	57,537	55,618

Net deferred tax asset—federal	$1,661	$38,556

State
Deferred tax assets:
Depreciation	$191	$—
Bad debt and credit loss deduction	12,119	12,549
Net operating loss carryforward	652	652
Deferred compensation	871	927
Other Intangibles	4	1
Covered Loans	—	2,972
FDIC indemnification asset	900	61
Capital loss carryforward	320	414
Other, net	1,648	1,557

Gross deferred tax asset	16,705	19,133

Deferred tax liabilities:
Depreciation	—	167
Intangibles—Acquistions	608	1,007
Covered Loans	6,918	—
FHLB Stock	1,994	2,088
Deferred income	296	712
Unrealized gain on investment securities, net	7,750	1,156

Gross deferred tax liability	17,566	5,130

Net deferred tax (liability)/asset—state	$(861)	$14,003

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For the Year Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$42,281	35.0%	$30,359	35.0%	$31,237	35.0%
State franchise taxes, net of federal benefit	8,512	7.0%	6,112	7.0%	6,289	7.0%
Tax-exempt income	(11,234)	(9.3%)	(11,874)	(13.7%)	(12,525)	(14.0%)
Tax credits	(1,487)	(1.2%)	(1,427)	(1.6%)	(1,577)	(1.8%)
Other, net	999	0.8%	634	0.7%	406	0.5%

	$39,071	32.3%	$23,804	27.4%	$23,830	26.7%

The change in unrecognized tax benefits in 2011 and 2010 follows:

	For the Year Ended December 31,
	2011	2010
	( Dollars in thousands )
Balance, beginning of period	$1,279	$1,417
Additions for tax positions related to prior years	—	390
Reductions due to lapse of statue of limitations	—	(528)

Balance, end of period	$1,279	$1,279

The total amount of unrecognized tax benefits at December 31, 2011, of $1.3 million would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2011 and 2010 was $298,000 and $211,000, respectively. We record interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2008, 2009, 2010 and 2011 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2006, 2007, 2008, 2009, 2010 and 2011 are open to audit by state authorities.

11. DEPOSITS

The composition of deposits is as follows:

	As of December 31,
	2011		2010
	(Dollars in thousands)
Non-interest bearing deposits
Demand deposits	$2,027,876	44.0%	$1,701,523	37.7%
Interest bearing deposits
Savings Deposits	1,739,522	37.8%	1,727,432	38.2%
Time deposits	837,150	18.2%	1,089,873	24.1%

Total deposits	$4,604,548	100.0%	$4,518,828	100.0%

Time certificates of deposit with balances of $100,000 or more amounted to approximately $744.5 million and $972.4 million at December 31, 2011 and 2010, respectively. Interest expense on such deposits amounted to approximately $2.5 million, $6.9 million, and $11.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the scheduled maturities of time certificates of deposit are as follows:

Year of maturity	TOTAL
(Dollars in thousands)
2012	$821,088
2013	10,430
2014	677
2015	316
2016 and thereafter	4,639

$837,150

At December 31, 2011, the Company had a single public depositor with certificates of deposit balances of approximately $240.0 million. These certificates mature January through March 2012.

12. BORROWINGS

During 2009 and 2008, the Bank entered into borrowing agreements with the FHLB. The Bank had $448.7 million of FHLB advances at December 31, 2011 with a weighted-average interest rate of 3.89% and $548.4 million at December 31, 2010 with a weighted average rate of 3.71%. FHLB held certain investment securities and loans of the Bank as collateral for those borrowings. The average outstanding balance for 2011 and 2010 was $548.0 million and $790.6 million, respectively. The maximum outstanding at any month-end was $548.6 million during 2011 and $998.1 million during 2010.

The Bank incurred prepayment penalties on borrowings of $3.3 million in 2011, $18.7 million in 2010 and $4.4 million in 2009.

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

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2011 and 2010, total funds borrowed under these agreements were $509.4 million and $542.2 million, respectively, with weighted average interest rates of 0.35% and 0.55%.

The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2011 and 2010, the amounts held by the Bank in the TT&L Note Option Program were zero and $1.9 million respectively, collateralized by securities. Amounts are payable on demand.

The Bank assumed subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which was included in long-term borrowings. The debt had a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. This debt was called on July 1, 2011.

The future contractual maturities of borrowed funds as of December 31, 2011 are as follows:

Year	Amount
(Dollars in thousands)
2012	$—
2013	—
2014	—
2015	250,000
2016	200,000
Thereafter	—

Total borrowed funds	$450,000

13. JUNIOR SUBORDINATED DEBENTURES

On December 17, 2003, CVB Statutory Trust I completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash, totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust I, represents the sole revenues of CVB Statutory Trust I and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust I’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 17, 2033, and became callable in part or in total on December 17, 2008 by CVB Statutory Trust I. The Trust Preferred Securities had a fixed interest rate of 6.51% during the first five years. On December 17, 2008, the interest rate changed to a floating rate of three-month LIBOR plus 2.85% and resets quarterly. As of December 31, 2011, these securities continue to be outstanding.

On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represents the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on January 7, 2034, but became callable in part or in total on January 7, 2009 by CVB Statutory Trust II. The Trust Preferred Securities had a fixed interest rate of 6.46% during the first five years. In January 2009, the interest rate changed to floating rate of three-month Libor rate plus 2.85% and resets quarterly. As of December 31, 2011, these securities continue to be outstanding.

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB

Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2011, these securities continue to be outstanding.

On June 22, 2007, we acquired FCB Statutory Trust II as a result of the FCB acquisition. Junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The Trust Preferred Securities have a principal amount of $6.8 million and mature on October 7, 2033. These securities became callable on July 7, 2008 and have a variable per annum rate equal to LIBOR plus 3.25%. As of December 31, 2011, these securities continue to be outstanding. Subsequent to December 31, 2011, on January 7, 2012, we consummated the redemption of all the outstanding debentures and trust preferred securities issued by First Coast Capital Trust II for total consideration of approximately $6.8 million.

14. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2011 and 2010, the Company had commitments to extend credit of approximately $585.2 million and $570.1 million, respectively, and obligations under letters of credit of $66.8 million and $70.4 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $9.6 million as of December 31, 2011 and $10.5 million as of December 31, 2010.

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

The Company has available lines of credit totaling $1.98 billion from certain financial institutions of which $1.57 billion were secured.

Other Contingencies

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2011, the Company does not have any significant litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for credit loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We are fully cooperating with the SEC in its investigation, including its follow-up requests. We cannot predict the timing or outcome of the investigation.

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of

California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The complaint seeks compensatory damages and other relief in favor of the purported class. On May 13, 2011, defendants filed a motion to dismiss the consolidated complaint. Following the filing by each side of supplemental motions and memoranda, the District Court conducted a hearing on August 29, 2011. The District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed an amended complaint against the same defendants, which the Company plan to vigorously contest.

On February 28, 2011, a purported shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties filed a notice on September 30, 2011 to postpone the Court’s hearing on the defendants’ demurrer until January 12, 2012, and this postponement was subsequently extended to April 16, 2012.

Because we are in the early stages of both the Lloyd and Sanderson proceedings, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

15. DEFERRED COMPENSATION PLANS

As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $106,000 in each of 2011, 2010 and 2009.

The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $45,000 in each of 2011, 2010 and 2009.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over 180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2011, 2010 and 2009.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $636,000 in each of 2011, 2010 and 2009.

In 2003, the Company acquired Kaweah National Bank (“KNB”) which had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. As a result, there is no effect on net earnings. Amounts paid under these agreements totaled approximately $70,200 in 2011 and $118,950 in 2010 and 2009.

In February 2006, the Company acquired Granite State Bank (“GSB”) which had a severance arrangement with an officer should he not retain a similar position upon a change of control. The total of $1.2 million was paid into a Rabbi Trust by GSB prior to the closing of the acquisition. As a result, there is no effect on net earnings. During 2011, we began making payments under this agreement, which totaled $80,000.

The total expense recorded under these deferred compensation agreements was $473,000 in 2011, $494,000 in 2010, and $509,000 in 2009.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the Plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company in 2009, 2010 or 2011.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The Plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The amounts funded by employees totaled $882,000 as of December 31, 2011.

16. 401(k) AND PROFIT-SHARING PLAN

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2.7 million in 2011, $1.5 million in 2010 and $2.2 million in 2009.

17. EQUITY AND EARNINGS PER SHARE RECONCILIATION

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

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amount)
Earnings per common share:
Net earnings	$81,733	$62,935	$65,419
Less: Dividends on preferred stock and discount amortization	—	—	12,763

Net earnings available to common shareholders	$81,733	$62,935	$52,656

Less: Net earnings allocated to restricted stock	292	217	179

Net earnings allocated to common shareholders (numerator)	$81,441	$62,718	$52,477

Weighted Average Shares Outstanding (denominator)	105,143	105,880	92,955
Earnings per common share (1)	$0.77	$0.59	$0.56

Diluted earnings per common share:
Net income allocated to common shareholders (numerator)	$81,441	$62,718	$52,477

Weighted Average Shares Outstanding	105,143	105,880	92,955
Incremental shares from assumed exercise of outstanding options	80	246	101

Diluted Weighted Average Shares Outstanding (denominator)	105,223	106,126	93,056
Diluted earnings per common share (1)	$0.77	$0.59	$0.56

(1)	Of the decrease in earnings and diluted earnings per common share for 2009, $0.14 is due to the preferred stock dividend and discount amortization and $0.07 is due to the increase in weighted common shares outstanding as a result of our capital offering.

18. STOCK OPTION PLANS AND RESTRICTED STOCK GRANTS

In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. The 2008 Equity Incentive Plan replaced the 2000 Stock Option Plan. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2011, we have 1,276,807 outstanding options under our 2000 Stock Option Plan.

Stock Options

The Company expensed $1.1 million, $1.4 million, and $1.7 million for the years ended December 31, 2011, 2010 and 2009 respectively.

The estimated fair value of the options granted during 2011 and prior years was calculated using the Black-Scholes options pricing model. There were 31,000, 397,000 and 936,000 options granted during 2011, 2010, and 2009, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2011, 2010, and 2009 was estimated on the date of grant using the following weighted-average assumptions:

	For the Year Ended December 31,
	2011	2010	2009
Dividend Yield	3.8%	4.1%	4.0%
Volatility	50.3%	49.1%	47.3%
Risk-free interest rate	1.3%	1.6%	2.5%
Expected life	7.0 years	7.4 years	7.2 years
Fair Value	$3.07	$2.76	$2.88

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

Option activity under the Company’s stock option plans as of December 31, 2011 and changes for the years ended December 31, 2011 were as follows:

Options	Number of Stock Options Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	2,949	$10.42
Granted	31	$8.91
Exercised	(9)	$6.66
Forfeited or expired	(106)	$10.45

Outstanding at December 31, 2011	2,865	$10.41	5.40	$2,284

Vested or expected to vest at December 31, 2011	2,711	$10.51	5.26	$2,067

Exercisable at December 31, 2011	1,921	$11.27	4.16	$989

The weighted-average grant-date fair value of options granted was $3.07, $2.76 and $2.88 for 2011, 2010, and 2009, respectively. The total intrinsic value of options exercised during the year ended 2011, 2010 and 2009 was $20,000, $1.2 million and $147,000, respectively. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2011 was 6.0%.

As of December 31, 2011, there was $1.0 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.17 years. The total fair value of options vested was $1.5 million during 2011, $1.5 million in 2010 and $1.4 million during 2009. Cash received from stock option exercises was $59,000, $1.5 million, and $280,000 in 2011, 2010, and 2009, respectively.

At December 31, 2011, options for the purchase of 2,865,307 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,921,207 shares were exercisable at prices ranging from $6.11 to $15.53.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock

Under the 2008 Equity Incentive Plan, we did not grant restricted stock awards in 2011. In 2010, we granted 170,000 restricted stock awards. The restricted stock awards had a weighted average fair value of $8.19. The stock will vest, in equal installments, over a five-year period.

Compensation cost is recognized over the requisite service period, which is five years, and amounted to $1.1 million, $775,000 and $403,000 during the years ended December 31, 2011, 2010 and 2009, respectively. Total unrecognized compensation cost related to restricted shares was $994,000 at December 31, 2011.

A summary of the status of the Company’s non-vested restricted shares as of December 31, 2011 and changes during the year ended December 31, 2011, is presented below:

	2011
Nonvested Restricted Shares	Shares	Weighted Average Fair Value

	(In thousands)
Nonvested at January 1,	427	$8.61
Granted	—
Vested	(114)	8.96
Forfeited	(8)	8.26

Nonvested at December 31,	305	$8.47

Under the 2008 Equity Incentive Plan, 1,865,524 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2011.

19. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2011 and 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2011 and 2010, the Company had $115.1 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows (Dollar amounts in thousands):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount (000s)	Ratio	Amount (000s)		Ratio	Amount (000s)		Ratio

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Company	$774,809	19.05%	$325,379	>	8.00%			N/A
Bank	$756,702	18.63%	$324,939	>	8.00%	$406,174	>	10.00%
Tier I Capital (to Risk- Weighted Assets)
Company	$723,329	17.79%	$162,637	>	4.00%			N/A
Bank	$705,273	17.36%	$162,505	>	4.00%	$243,758	>	6.00%
Tier I Capital (to Average-Assets)
Company	$723,329	11.19%	$258,563	>	4.00%			N/A
Bank	$705,273	10.92%	$258,342	>	4.00%	$322,927	>	5.00%
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Company	$741,073	18.00%	$329,366	>	8.00%			N/A
Bank	$732,896	17.82%	$329,022	>	8.00%	$411,277	>	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$683,811	16.61%	$164,675	>	4.00%			N/A
Bank	$680,680	16.55%	$164,515	>	4.00%	$246,772	>	6.00%
Tier I Capital (to Average-Assets)
Company	$683,811	10.58%	$258,530	>	4.00%			N/A
Bank	$680,680	10.54%	$258,323	>	4.00%	$322,903	>	5.00%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2011, declare and pay additional dividends of approximately $80.4 million.

20. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2011. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during 2011 and 2010.

Determination of Fair Value

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.

Cash and cash equivalents— The carrying amount of cash and cash equivalents is considered to approximate fair value due to the liquidity of these instruments.

Interest-bearing balances due from depository institutions — The carrying value of due from depository institutions is considered to approximate fair value due to the short-term nature of these deposits.

FHLB stock — The carrying amount of FHLB stock approximates fair value, as the stock may be sold back to the FHLB at carrying value.

Investment securities held to maturity — Investment securities held to maturity are valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held to maturity investment as a level 3 valuation.

Investment securities available-for-sale — Investment securities available-for-sale are valued based upon quotes obtained from an independent third-party pricing service. The service uses evaluated pricing applications and model processes. Market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. Accordingly, the Company categorized its investment portfolio as a Level 2 valuation.

Loans held for sale — For loans held for sale, carrying value approximated fair value as the loans are recorded at lower of cost or carrying market value.

Non-covered Loans — The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.

The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily the value which would be derived using an exit price.

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

The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table above because it is not material.

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

Deposits & Borrowings — The amounts payable to depositors for demand, savings, and money market accounts, and the demand note to the U.S. Treasury, and short-term borrowings are considered to approximate fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings and junior subordinated debentures is estimated using the rates currently offered for borrowings of similar remaining maturities.

Accrued Interest Receivable/Payable — The amounts of accrued interest receivable on loans and lease finance receivables and investments and accrued interest payable on deposits and borrowings are considered to approximate fair value.

Assets & Liabilities Measured at Fair Value on a Recurring Basis

(Amounts in thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Residential mortgage-backed securities	$888,000	$—	$888,000	$—
CMO’s / REMIC’s—Residential	604,508	—	604,508	—
Government agency	46,507	—	46,507	—
Municipal bonds	652,037	—	652,037	—
Other securities	10,474		10,474

Investment Securities-AFS	2,201,526	—	2,201,526	—
Interest Rate Swaps	20,497	—	20,497	—

Total Assets	$2,222,023	$—	$2,222,023	$—

Description of Liability
Interest Rate Swaps	$20,497	$—	$20,497	$—

(Amounts in thousands)	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Residential mortgage-backed securities	$808,409	$—	$808,409	$—
CMO’s / REMIC’s—Residential	270,477	—	270,477	—
Government agency	106,273	—	106,273	—
Municipal bonds	606,399	—	606,399	—

Investment Securities-AFS	1,791,558	—	1,791,558	—
Interest Rate Swaps	9,127	—	9,127	—

Total Assets	$1,800,685	$—	$1,800,685	$—

Description of Liability
Interest Rate Swaps	$9,127	$—	$9,127	$—

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

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(Dollars in thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the year ended December 31, 2011 Total Losses
Description of Assets
Investment Security-HTM	$2,383	$—	$—	$2,383	$(656)
Covered loans held-for-sale	1,404			1,404	(250)
Impaired Loans-Noncovered	30,014	—	—	30,014	(6,707)
OREO-Noncovered	4,866	—	—	4,866	(523)
OREO-Covered	2,541	—	—	2,541	(2,192)

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(Dollars in thousands)	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the year ended December 31, 2010 Total Losses
Description of Assets
Investment Security-HTM	$3,143	$—	$—	$3,143	$(904)
Non-covered loans held-for-sale	1,656	—	—	1,656	(865)
Impaired Loans-Noncovered	89,676	—	—	89,676	(50,482)
OREO-Noncovered	2,462	—	—	2,462	(1,283)
OREO-Covered	2,577	—	—	2,577	(1,917)

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2011 and 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Assets
Total cash and cash equivalents	$345,343	$345,343	$404,275	$404,275
Interest-bearing balances due from depository institutions	60,000	60,000	50,190	50,190
FHLB Stock	72,689	72,689	86,744	86,744
Investment securities available-for-sale	2,201,526	2,201,526	1,791,558	1,791,558
Investment securities held-to-maturity	2,383	2,383	3,143	3,143
Non-covered loans held-for-sale	348	348	2,954	2,954
Covered loans held-for-sale	5,664	5,664	—	—
Total Loans, net of allowance for credit losses	3,382,632	3,534,960	3,642,481	3,729,296
Accrued interest receivable	23,512	23,512	23,647	23,647
Swaps	20,497	20,497	9,127	9,127

Liabilities
Deposits:
Noninterest-bearing	$2,027,876	$2,027,876	$1,701,523	$1,701,523
Interest-bearing	2,576,672	2,577,825	2,817,305	2,818,390
Demand note to U.S. Treasury	—	—	1,917	1,917
Borrowings	958,032	1,012,211	1,095,578	1,128,562
Junior subordinated debentures	115,055	115,854	115,055	115,823
Accrued interest payable	3,526	3,526	4,985	4,985
Swaps	20,497	20,497	9,127	9,127

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

21. BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 42 Business Financial Centers and five Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

The following table represents the selected financial information for these two business segments. Accounting principles generally accepted in the United States of America do not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the summary of significant accounting policies, footnote 1. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31, 2011
	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$157,376	$62,732	$49,612	$—	$269,720
Credit for funds provided (1)	24,811	—	39,621	(64,432)	—

Total interest income	182,187	62,732	89,233	(64,432)	269,720

Interest expense	10,411	21,258	3,370	—	35,039
Charge for funds used (1)	4,884	35,128	24,420	(64,432)	—

Total interest expense	15,295	56,386	27,790	(64,432)	35,039

Net interest income	166,892	6,346	61,443	—	234,681

Provision for credit losses	—	—	7,068		7,068

Net interest income after provision for credit losses	$166,892	$6,346	$54,375	$—	$227,613

Other operating income	21,622	(655)	13,249	—	34,216
Other operating expenses	49,802	4,117	87,106	—	141,025

Segment pretax profit (loss)	$138,712	$1,574	($19,482)	$—	$120,804

Segment assets as of December 31, 2011	$5,003,093	$2,650,201	$689,710	($1,860,089)	$6,482,915

	For the Year Ended December 31, 2010
	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$170,335	$76,651	$70,303	$—	$317,289
Credit for funds provided (1)	71,752	—	28,965	(100,717)	—

Total interest income	242,087	76,651	99,268	(100,717)	317,289

Interest expense	22,438	32,302	3,232	—	57,972
Charge for funds used (1)	11,743	41,484	47,490	(100,717)	—
Total interest expense	34,181	73,786	50,722	(100,717)	57,972

Net interest income	207,906	2,865	48,546	—	259,317

Provision for credit losses	—	—	61,200		61,200

Net interest income after provision for credit losses	$207,906	$2,865	$(12,654)	$—	$198,117

Other operating income	23,204	37,997	(4,087)	—	57,114
Other operating expenses	51,922	20,125	96,445	—	168,492

Segment pretax profit (loss)	$179,188	$20,737	$(113,186)	$—	$86,739

Segment assets as of December 31, 2010	$4,941,548	$2,329,344	$630,451	($1,464,652)	$6,436,691

	For the Year Ended December 31, 2009
	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$159,347	$104,778	$46,634	$—	$310,759
Credit for funds provided (1)	53,759	—	23,233	(76,992)	—

Total interest income	213,106	104,778	69,867	(76,992)	310,759

Interest expense	28,428	55,572	4,495	—	88,495
Charge for funds used (1)	12,559	28,077	36,356	(76,992)	—

Total interest expense	40,987	83,649	40,851	(76,992)	88,495

Net interest income	172,119	21,129	29,016	—	222,264

Provision for credit losses	—	—	80,500		80,500

Net interest income after provision for credit losses	$172,119	$21,129	$(51,484)	$—	$141,764

Other operating income	19,537	28,124	33,410	—	81,071
Other operating expenses	47,860	5,945	79,781	—	133,586

Segment pretax profit (loss)	$143,796	$43,308	$(97,855)	$—	$89,249

Segment assets as of December 31, 2009	$4,696,134	$2,276,909	$698,351	($931,625)	$6,739,769

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

22. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. As of December 31, 2011, the Bank entered into 68 interest-rate swap agreements with customers and 68 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the Bank’s earnings.

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

As of December 31, 2011, the total notional amount of the Bank’s swaps was $188.5 million. The location of the asset and liability and the amount of gain recognized as of and for the year ended December 31, 2011 are presented as follows:

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other Assets	$20,497	Other Liabilities	$20,497

Total derivatives		$20,497		$20,497

The Effect of Derivative Instruments on the Consolidated Statements of Earnings

for the three years ended December 31, 2011

(Dollars in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2011	2010	2009
Interest rate swaps	Other income	$356	$1,045	$275

Total		$356	$1,045	$275

23. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The parent company only condensed balance sheets as of December 31, 2011 and 2010 and the related condensed statements of earnings and condensed statements of cash flows for each of the three years ended December 31, are presented below:

CONDENSED BALANCE SHEETS

	As of December 31,
	2011	2010
	(Dollars in thousands)
Assets:
Investment in subsidiaries	$808,358	$752,324
Other assets, net	31,428	22,185

Total assets	$839,786	$774,509

Liabilities:	$124,972	$130,654
Stockholders’ equity	714,814	643,855

Total liabilities and stockholders’ equity	$839,786	$774,509

CONDENSED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$20,750	$25,278	$34,421
Dividends from the Bank	68,000	43,100	35,000
Other expense, net	(7,017)	(5,443)	(4,002)

Net earnings	$81,733	$62,935	$65,419

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$81,733	$62,935	$65,419

Adjustments to reconcile net earnings to cash used in by operating activities:
Earnings of subsidiaries	(88,750)	(68,378)	(69,421)
Tax settlement received from the Bank	—	3,377	3,180
Other operating activities, net	(5,891)	(1,389)	(120)

Total adjustments	(94,641)	(66,390)	(66,361)

Net cash used in operating activities	(12,908)	(3,455)	(942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from the Bank	68,000	43,100	35,000

Net cash provided by investing activities	68,000	43,100	35,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(35,805)	(36,103)	(32,228)
Cash dividends on preferred stock	—	—	(4,271)
Proceeds from exercise of stock options	59	1,547	280
Tax benefit from exercise of stock options	1	425	62
Issuance of common stock	—	—	126,056
Repurchase of common stock	(12,527)	(5,169)	—
Repurchase of preferred stock and warrant	—	—	(131,307)

Net cash used in financing activities	(48,272)	(39,300)	(41,408)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALIENTS	6,820	345	(7,350)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,234	13,889	21,239

CASH AND CASH EQUIVALENTS, END OF YEAR	21,054	$14,234	$13,889

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited, quarterly results for the periods indicated:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
2011
Net interest income	$57,109	$62,395	$55,980	$55,197
Provision for credit losses	7,068	—	—	—
Net earnings	16,600	21,038	22,383	21,712
Basic earnings per common share	0.16	0.20	0.21	0.21
Diluted earnings per common share	0.16	0.20	0.21	0.21

2010
Net interest income	$73,339	$64,214	$62,615	$59,149
Provision for credit losses	12,200	11,000	25,300	12,700
Net earnings	16,119	19,015	17,927	9,874
Basic earnings per common share	0.15	0.18	0.17	0.09
Diluted earnings per common share	0.15	0.18	0.17	0.09

******

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 29, 2012

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of the Company, as amended (2)

3.2	Bylaws of Company, as amended (3)

4.1	Form of Registrant’s Common Stock certificate (4)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated September 16, 2009 †(5)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(6)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(7)

10.2	Chino Valley Bank Profit Sharing Plan, as amended †(8)

10.3	Form of Indemnification Agreement (9)

10.4	CVB Financial Corp. 2010 Executive Incentive Plan †(10)

10.5	CVB Financial Corp. 2000 Stock Option Plan †(11)

10.6(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(12)

10.6(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan †(13)

10.6(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan †(14)

10.6(d)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(15)

10.6(e)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(l5)

10.7	CVB Financial Corp. Discretionary Performance Compensation Plan Summary 2011 (16)†

10.8	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007 †(7)

10.9	D. Linn Wiley Consulting Agreement dated April 16, 2008 †(17)

10.10(a)	Offer letter for Richard C. Thomas, dated November 24, 2010 †

10.10(b)	Severance Compensation Agreement for Richard C. Thomas, dated January 1, 2012 †

10.11	Severance Compensation Agreement for Edward J. Biebrich dated December 31, 2008 †(18)

10.12	Outside Directors’ Compensation †(19)

10.13(a)	Offer letter for David A. Brager, dated November 17, 2010 †

10.13(b)	Severance Compensation Agreement for David A. Brager, dated January 1, 2012 †

10.14(a)	Offer letter for James F. Dowd, dated May 16, 2008 †(3)

10.14(b)	Severance Compensation Agreement for James F. Dowd, dated January 1, 2012 †

10.15(a)	Offer letter for David C. Harvey, dated December 7, 2009 †(20)

10.15(b)	Severance Compensation Agreement for David C. Harvey, dated January 1, 2012 †

12	Statements regarding computation of ratios

21	Subsidiaries of Company (21)

23	Consent of KPMG LLP

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard C. Thomas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard C. Thomas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
**	Furnished, not filed.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture dated as of December 17, 2003 by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee (CVB Statutory Trust I).
(b)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).
(c)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(d)	Indenture by and between FCB and Wells Fargo Bank, National Association, as Trustee, acquired on June 22, 2007 (FCB Statutory Trust II)
(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on October 20, 2009.
(2)	Incorporated herein by reference from our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009.
(6)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.
(7)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(8)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which is incorporated herein by this reference.
(9)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.
(10)	Incorporated herein by reference from Annex A to our Definitive Proxy Statement filed with the SEC on April 9, 2010.

(11)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.
(12)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(13)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009
(14)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(15)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(16)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 2, 2010.
(17)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 18, 2008.
(18)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on January 7, 2009.
(19)	Incorporated herein by reference from our Annual Report on Form 10-K/A filed with the SEC on March 6, 2008.
(20)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(21)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2011.