Form 10-Q
period 2012-03-31
CVB FINANCIAL CORP
filed 2012-05-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of common stock of the registrant: 104,725,224 outstanding as of April 30, 2012.

CVB FINANCIAL CORP.

2012 QUARTERLY REPORT ON FORM 10-Q

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of property inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown or decline in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; the cost or effect of acquisitions we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, banking, securities, employment, executive compensation, insurance, and information security) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; cyber-security threats including loss of system functionality or theft or loss of data; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share, retain customers and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or reviews. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$94,523	$35,407
Interest-earning balances due from Federal Reserve	181,795	309,936

Total cash and cash equivalents	276,318	345,343

Interest-earning balances due from depository institutions	60,000	60,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,301,303 at March 31, 2012 and $2,130,029 at December 31, 2011)	2,372,729	2,201,526
Investment securities held-to-maturity	2,280	2,383
Investment in stock of Federal Home Loan Bank (FHLB)	69,222	72,689

Non-covered loans held-for-sale	630	348
Covered loans held-for-sale	3,771	5,664

Loans and lease finance receivables, excluding covered loans	3,186,013	3,219,727
Allowance for credit losses	(91,922)	(93,964)

Net non-covered loans and lease finance receivables	3,094,091	3,125,763

Covered loans and lease finance receivables, net	241,943	256,869

Premises and equipment, net	35,624	36,280
Bank owned life insurance	116,878	116,132
Accrued interest receivable	23,375	23,512
Intangibles	4,731	5,548
Goodwill	55,097	55,097
FDIC loss sharing asset	55,193	59,453
Non-covered other real estate owned	11,427	13,820
Covered other real estate owned	6,401	9,782
Income taxes	36,794	48,033
Other assets	39,579	44,673

TOTAL ASSETS	$6,506,083	$6,482,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,120,382	$2,027,876
Interest-bearing	2,559,725	2,576,672

Total deposits	4,680,107	4,604,548
Customer repurchase agreements	477,568	509,370
Borrowings	448,730	448,662
Accrued interest payable	3,417	3,526
Deferred compensation	9,092	8,735
Junior subordinated debentures	108,250	115,055
Other liabilities	48,912	78,205

TOTAL LIABILITIES	5,776,076	5,768,101

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 104,707,012 at March 31, 2012 and 104,482,271 at December 31, 2011	481,843	479,973
Retained earnings	206,737	193,372
Accumulated other comprehensive income, net of tax	41,427	41,469

Total stockholders’ equity	730,007	714,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,506,083	$6,482,915

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Interest income:
Loans held-for-sale	$4	$20
Loans and leases, including fees	46,028	49,344
Accelerated accretion on acquired loans	4,692	1,951

Loans, including fees	50,724	51,315

Investment securities:
Taxable	9,170	8,839
Tax-advantaged	5,796	5,919

Total investment income	14,966	14,758

Dividends from FHLB	90	65
Federal funds sold and interest-bearing deposits with other institutions	285	374

Total interest income	66,065	66,512

Interest expense:
Deposits	1,653	2,788
Borrowings	4,971	5,796
Junior subordinated debentures	839	819

Total interest expense	7,463	9,403

Net interest income before provision for credit losses	58,602	57,109
Provision for credit losses	—	7,068

Net interest income after provision for credit losses	58,602	50,041

Noninterest income:
Service charges on deposit accounts	4,124	3,723
Trust and investment services	2,185	2,152
Bankcard services	919	708
BOLI Income	750	707
Increase (decrease) in FDIC loss sharing asset, net	(2,944)	1,415
Other	222	1,273

Total noninterest income	5,256	9,978

Noninterest expense:
Salaries and employee benefits	16,721	17,660
Occupancy and equipment	3,948	4,321
Professional services	1,991	3,610
Software licenses and maintenance	909	960
Promotion	1,251	1,326
Amortization of Intangibles	816	901
Provision for unfunded commitments	—	732
OREO expense	730	1,105
Other	3,846	5,690

Total noninterest expense	30,212	36,305

Earnings before income taxes	33,646	23,714
Income taxes	11,378	7,114

Net earnings	$22,268	$16,600

Other comprehensive income:
Unrealized (loss) gain on securities arising during the period	$(73)	$4,291
Less: Reclassification adjustment for net gain on securities included in net income	—	—

Other comprehensive income, before tax	(73)	4,291
Income tax related to items of other comprehensive income	31	(1,736)

Other comprehensive income, net of tax	$(42)	$2,555

Comprehensive income	$22,226	$19,155

Basic earnings per common share	$0.21	$0.16

Diluted earnings per common share	$0.21	$0.16

Cash dividends per common share	$0.085	$0.085

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012 and 2011

(unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(Dollars and shares in thousands)

Balance January 1, 2011	106,076	$490,226	$147,444	$6,185	$643,855
Exercise of stock options	2	19			19
Tax benefit from exercise of stock options		2			2
Stock-based compensation expense		590			590
Cash dividends declared
Common ($0.085 per share)			(9,017)		(9,017)
Net earnings			16,600		16,600
Other comprehensive income				2,555	2,555

Balance March 31, 2011	106,078	$490,837	$155,027	$8,740	$654,604

Balance January 1, 2012	104,482	$479,973	$193,372	$41,469	$714,814
Exercise of stock options	225	1,355			1,355
Tax benefit from exercise of stock options		110			110
Stock-based compensation expense		405			405
Cash dividends declared
Common ($0.085 per share)			(8,903)		(8,903)
Net earnings			22,268		22,268
Other comprehensive income				(42)	(42)

Balance March 31, 2012	104,707	$481,843	$206,737	$41,427	$730,007

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$66,789	$67,948
Service charges and other fees received	8,030	8,446
Interest paid	(7,504)	(9,695)
Cash paid to vendors and employees	(34,081)	(33,942)
Income taxes paid	—	(27,000)
Proceeds from FDIC shared-loss agreements	1,316	21,734

Net cash provided by operating activities	34,550	27,491

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB Stock	3,467	3,434
Proceeds from repayment of investment securities	129,203	86,684
Proceeds from maturity of investment securities	36,397	25,055
Purchases of investment securities	(360,846)	(280,623)
Net decrease in loans and lease finance receivables	52,869	136,380
Proceeds from sales of premises and equipment	25	147
Proceeds from sales of other real estate owned	6,507	1,789
Purchase of premises and equipment	(711)	(309)
Other, net	—	(1)

Net cash used in investing activities	(133,089)	(27,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	115,807	95,328
Net decrease in time deposits	(40,248)	(128,464)
Net decrease in other borrowings	—	1,049
Net (decrease)/ increase in customer repurchase agreements	(31,802)	35,821
Repayment of FCB Statutory Trust II	(6,805)	—
Cash dividends on common stock	(8,903)	(9,017)
Proceeds from exercise of stock options	1,355	19
Tax benefit related to exercise of stock options	110	2

Net cash provided by (used in) financing activities	29,514	(5,262)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(69,025)	(5,215)
CASH AND CASH EQUIVALENTS, beginning of period	345,343	404,275

CASH AND CASH EQUIVALENTS, end of period	$276,318	$399,060

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$22,268	$16,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of capitalized prepayment penalty on borrowings	68	—
(Gain)/loss on sale of premises and equipment	—	(7)
(Gain)/loss on sale of other real estate owned	(151)	(74)
Increase from bank owned life insurance	(750)	(707)
Net amortization of premiums on investment securities	5,448	3,212
Accretion of SJB Discount	(4,692)	(1,951)
Provisions for credit losses	—	7,068
Provisions for losses on other real estate owned	226	820
Change in FDIC Loss Sharing Asset	2,944	(1,415)
Stock-based compensation	405	590
Depreciation and amortization	2,158	2,560
Proceeds from FDIC shared-loss agreements	1,316	21,734
Change in accrued interest receivable	137	384
Change in accrued interest payable	(109)	(359)
Change in other assets and liabilities	5,282	(20,964)

Total adjustments	12,282	10,891

NET CASH PROVIDED BY OPERATING ACTIVITIES	$34,550	$27,491

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$2,014	$55,791
Transfer from loans to Other Real Estate Owned	$808	$3,669

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012, and 2011

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation – The consolidated financial statements include the accounts of CVB Financial Corp. and its wholly owned subsidiaries (the “Company”): Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, and CVB Statutory Trust III. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired FCB Trust II through the acquisition of First Coastal Bancshares (“FCB”). The FCB Trust II was redeemed on January 7, 2012. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), these trusts do not meet the criteria for consolidation.

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

Cash and cash equivalents – Cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing balances due from depository institutions, with initial terms of ninety days or less, are included in Cash and cash equivalents.

Investment Securities – The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost.

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

Loans Held-for-Sale – Loans held-for-sale include mortgage loans originated for resale and other non-covered or covered loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value. Occasionally, we may transfer other loans from our held-for-investment loan portfolio to loans held-for-sale when a decision is made to sell a loan(s). Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Cost generally approximates fair value at any reporting date, as the mortgage loans were recently originated. The transfer of the loan to held-for-sale is done at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for credit losses (“ALLL”). Any subsequent decline in value or any subsequent gain on sale of the loan is recorded to current earnings and reported as part of other non-interest income. Gains or losses on the sale of loans that are held for sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any mortgage loans sold.

Loans and Lease Finance Receivables – Non-covered loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are funded, the unfunded amounts are not reflected in the accompanying consolidated financial statements.

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

Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Examples of such concessions may include deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt with similar risk. Where collateral is offered by a borrower and it is significant in proportion to the nature of the concession requested, to the extent that it substantially reduces the Company’s risk of loss we may provide a concession. In such cases, these modifications are not considered a TDR as, in substance, no concession was made as a result of the significant additional collateral obtained.

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

The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge-off that portion of an impaired loan that represents the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, is generally charged-off and recorded against the allowance for credit losses at the time impairment is measurable and a probable loss is determined. As a result, most of the TDRs have no specific allowance allocated because, consistent with the Company’s stated practice, any impairment is typically charged-off in the period in which it is identified. Impairment on collateral dependent restructured loans are measured by determining the amount the impaired loan exceeds the fair value of the collateral less estimated selling costs. The fair value is generally determined by an appraisal of the collateral performed by a Company-approved third-party independent appraiser. The majority of impaired loans that are collateral dependent are charged-off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.

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

Covered Loans – We refer to “covered loans” as those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we will be reimbursed for a substantial portion of any future losses under the terms of the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. We account for loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool).

Provision and Allowance for Credit Losses – The allowance for credit losses is established as management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

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

The Company’s methodology is consistently applied across all the portfolio segments taken into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. A key factor in the Company’s methodology is the loan risk rating (Pass, Special Mention, Substandard, Doubtful and Loss). Loan risk ratings are updated as facts related to the loan or borrower become available. In addition, all term loans in excess of $1.0 million are subject to an annual internal credit review process where all factors underlying the loan, borrower and guarantors are reviewed and may result in changes to the loan’s risk rating. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

FDIC Loss Sharing Asset – The FDIC loss sharing asset is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The estimated gross cash flows associated with this asset were $144.9 million as of October 16, 2009. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the loss estimates on the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

Goodwill and Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company selected July 1 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was zero recorded impairment as of March 31, 2012.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized over an accelerated method over their estimated useful lives.

At March 31, 2012, goodwill was $55.1 million. As of March 31, 2012, intangible assets that continue to be subject to amortization include core deposit premiums of $4.7 million (net of $27.3 million of accumulated amortization). Amortization expense for such intangible assets was $816,000 for the three months ended March 31, 2012. Estimated amortization expense for the remainder of 2012 is expected to be $1.3 million. Estimated amortization expense for the succeeding years is $1.1 million for 2013, $475,000 for 2014, $437,000 for 2015, $395,000 for 2016 and $955,000 for the period from 2017 to 2019. The weighted average remaining life of intangible assets is approximately 1.4 years.

Fair Value of Financial Instruments – We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in Note 5 to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

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

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of noninterest expense ..

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

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at March 31, 2012 was 104,707,012. The tables below presents the reconciliation of earnings per share for the periods indicated.

Earnings Per Share Reconciliation

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amount)
Earnings per common share
Net earnings available to common shareholders	$22,268	$16,600
Less: Net earnings allocated to restricted stock	72	66

Net earnings allocated to common shareholders (numerator)	$22,196	16,534

Weighted Average Shares Outstanding (denominator)	104,303	105,651
Earnings per common share	$0.21	0.16

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$22,196	$16,534

Weighted Average Shares Outstanding	104,303	105,651
Incremental shares from assumed exercise of outstanding options	197	53

Diluted Weighted Average Shares Outstanding (denominator)	104,500	105,704
Diluted earnings per common share	$0.21	0.16

Stock-Based Compensation – At March 31, 2012, the Company has three stock-based employee compensation plans, which are described more fully in Note 18 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

CitizensTrust – This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through two offices in Southern California: Pasadena and Ontario. CitizensTrust has approximately $2.11 billion in assets under administration, including $1.65 billion in assets under management. The amount of these funds and the related liabilities have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, determining the amount and realization of the FDIC loss sharing asset, and valuation of deferred tax assets, other intangibles and OREO.

Other Contingencies – In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information Item 1. “Legal Proceedings,” at March 31, 2012 the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements – In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill on July 1 of each year. The Company does not expect adoption of this amendment to have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The ASU does not change the other requirements of FASB ASU No. 2011-05, Presentation of Comprehensive Income. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains for both annual and interim reporting. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the Board reconsiders the operational concerns and needs of financial statement users. The amendments in this Update are effective at the same time as ASU 2011-05, which is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The provisions of ASU No. 2011-03 modify the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The Company adopted the provisions of ASU No. 2011-03 prospectively for transactions or modifications of existing transactions that occurred on or after January 1, 2012. As the Company accounted for all of its repurchase agreements as collateralized financing arrangements prior to the adoption of ASU No. 2011-03, the adoption had no impact on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s Consolidated Financial Statements. See Note 5 to the Consolidated Financial Statements for the enhanced disclosures required by ASU No. 2011-04.

Reclassification – Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

2.	FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK

On October 16, 2009, Citizens Business Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) from the FDIC in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively for commercial and single-family residential loans from the acquisition date. The purpose of this acquisition was to expand our presence in the Central Valley region of California.

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

	March 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$37,191	$175	$(4)	$37,362	1.57%
Residential mortgage-backed securities	918,726	20,300	(135)	938,891	39.58%
CMO’s / REMIC’s – Residential	729,815	10,437	(1,050)	739,202	31.15%
Municipal bonds	605,114	42,251	(623)	646,742	27.26%
Other securities	10,457	75	—	10,532	0.44%

Total Investment Securities	$2,301,303	$73,238	$(1,812)	$2,372,729	100.00%

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,273	$234	$—	$46,507	2.11%
Residential mortgage-backed securities	869,847	18,487	(334)	888,000	40.33%
CMO’s / REMIC’s – Residential	594,866	10,307	(665)	604,508	27.46%
Municipal bonds	608,575	43,665	(203)	652,037	29.62%
Other securities	10,468	10	(4)	10,474	0.48%

Total Investment Securities	$2,130,029	$72,703	$(1,206)	$2,201,526	100.00%

Approximately 72% of the available-for-sale portfolio at March 31, 2012 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2012 and December 31, 2011. We have $4.0 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored).

There were zero realized gains or losses for the three months ended March 31, 2012 and 2011.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	March 31, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)

Held-To-Maturity
CMO	$2,280	$—	$—	$—	$2,280	$—

Available-for-Sale
Government agency	$10,977	$4	$—	$—	$10,977	$4
Residential mortgage-backed securities	55,729	135	—	—	55,729	135
CMO/REMICs – Residential	196,395	1,050	—	—	196,395	1,050
Municipal bonds	31,823	623	—	—	31,823	623
Other Securities	—	—	—	—	—	—

	$294,924	$1,812	$—	$—	$294,924	$1,812

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)

Held-To-Maturity
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs – Residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other Securities	2,500	4	—	—	2,500	4

	$233,909	$1,206	$—	$—	$233,909	$1,206

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

CMO Held-to-Maturity – We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $2.3 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of March 31, 2012, the unrealized loss on this security was zero and the fair value on the security was 57% of the current par value. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of March 31, 2012. The key assumptions include default rates, severities and prepayment rates. This security was determined to be credit impaired during 2009 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. In 2009, we recognized an other-than-temporary impairment of $2.0 million reduced by $1.7 million for the non-credit portion which was reflected in other comprehensive income. The remaining loss of $323,000 was recognized in earnings for the year ended December 31, 2009. This Alt-A bond, with a book value of $2.3 million as of March 31, 2012, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income.

There were no changes in credit-related other-than temporary impairment recognized in earnings for the three months ended March 31, 2012 and 2011.

Government Agency & Government-Sponsored Enterprise – The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at March 31, 2012.

Mortgage-Backed Securities and CMO/REMICs – Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with an average life of approximately 3.0 years. The contractual cash flows of 99.76% of these investments have the implied guarantee of U.S. government-sponsored agencies. The remaining 0.24% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. At March 31, 2012, there was no unrealized loss greater than 12 months.

Municipal Bonds – The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 9.8 years. There were zero securities with an unrealized loss greater than 12 months and all municipal securities were performing at March 31, 2012. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at Mach 31, 2012.

We are continually monitoring the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. We continue to monitor municipalities to determine any audit or performance issues. We use outside brokers to assist us in these analyses. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities are exhibiting financial problems that would lead us to believe that there is an OTTI for any given security.

At March 31, 2012 and December 31, 2011, investment securities having an amortized cost of approximately $2.30 billion and $1.85 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2041, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Due in one year or less	$108,908	$110,725	3.60%
Due after one year through five years	1,921,408	1,970,933	2.62%
Due after five years through ten years	235,086	251,431	3.79%
Due after ten years	35,901	39,640	3.64%

	$2,301,303	$2,372,729	2.80%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2012.

4.	LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of the components of loan and lease finance receivables:

	As of March 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$497,625	$24,154	$521,779
Real Estate:
Construction	67,382	10,003	77,385
Commercial Real Estate	1,987,798	235,735	2,223,533
SFR Mortgage	165,547	1,918	167,465
Consumer	50,757	7,856	58,613
Municipal lease finance receivables	114,724	68	114,792
Auto and equipment leases, net of unearned discount	17,105	—	17,105
Dairy and Livestock	285,653	374	286,027
Agribusiness	4,925	7,291	12,216

Gross loans	$3,191,516	$287,399	$3,478,915
Less:
Purchase accounting discount	—	(45,456)	(45,456)
Deferred loan fees, net	(5,503)	—	(5,503)

Gross loans, net of deferred loan fees	$3,186,013	$241,943	$3,427,956
Less: Allowance for credit losses	(91,922)	—	(91,922)

Net loans and lease finance receivables	$3,094,091	$241,943	$3,336,034

	As of December 31, 2011
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$494,299	$29,651	$523,950
Real Estate:
Construction	76,146	18,685	94,831
Commercial Real Estate	1,948,292	223,107	2,171,399
SFR Mortgage	176,442	3,289	179,731
Consumer	51,436	8,353	59,789
Municipal lease finance receivables	113,460	169	113,629
Auto and equipment leases, net of unearned discount	17,370	—	17,370
Dairy and Livestock	343,350	199	343,549
Agribusiness	4,327	24,196	28,523

Gross loans	$3,225,122	$307,649	$3,532,771
Less:
Purchase accounting discount	—	(50,780)	(50,780)
Deferred loan fees, net	(5,395)	—	(5,395)

Gross loans, net of deferred loan fees	$3,219,727	$256,869	$3,476,596
Less: Allowance for credit losses	(93,964)	—	(93,964)

Net loans and lease finance receivables	$3,125,763	$256,869	$3,382,632

At March 31, 2012, the Company held approximately $1.54 billion of fixed rate loans. As of March 31, 2012, 63.91% of the loan portfolio consisted of commercial real estate loans and 2.22% of the loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California.

At March 31, 2012 and December 31, 2011, loans totaling $2.30 billion and $2.31 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The following is the activity of loans held for sale for the three months ended March 31, 2012 and 2011:

Non-Covered Loans Held for Sale Activity

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$348	$2,954

Originations of mortage loans	5,739	11,508
Sales of mortgage loans	(5,457)	(10,957)
Transfer of mortgage loans to held for investment	—	—
Sales of other loans	—	—
Transfers of other loans to held for sale	—	—
Write-down of loans held for sale	—	—

Balance, end of period	$630	$3,505

Covered Loans Held for Sale Activity

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$5,664	$—

Originations of mortage loans	—	—
Sales of mortgage loans	—	—
Transfer of other loans to held for investment	—	—
Sales of other loans	—	—
Transfers of other loans to held for sale		—
Write-down of loans held for sale	(1,219)	—
Payment on other loans	(674)

Balance, end of period	$3,771	$—

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

Special Mention – Loans assigned to this category are currently protected but are weak. Although concerns exist, the Company is currently protected and loss is unlikely. Such loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

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

The following table summarizes our internal risk grouping by loan class as of March 31, 2012 and December 31, 2011:

Credit Quality Indicators

As of March 31, 2012 and December 31, 2011

(Dollars in thousands)

Credit Risk Profile by Internally Assigned Grade

	March 31, 2012
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
Commercial & Industrial	$317,336	$101,482	$53,088	$24,637	$1,082	$497,625
Construction - Speculative	3,902	—	20,363	31,117	—	55,382
Construction - Non-Speculative	2,490	291	—	9,219	—	12,000
Commercial Real Estate - Owner-Occupied	406,068	155,026	76,577	74,699	—	712,370
Commercial Real Estate - Non-Owner-Occupied	848,015	202,159	109,440	114,989	825	1,275,428
Residential Real Estate (SFR 1-4)	137,110	10,862	2,780	14,795	—	165,547
Dairy & Livestock	49,378	113,995	70,972	51,117	191	285,653
Agribusiness	2,450	1,683	792	—	—	4,925
Municipal Lease Finance Receivables	73,255	29,651	3,226	8,592	—	114,724
Consumer	43,142	3,671	2,414	1,482	48	50,757
Auto & Equipment Leases	11,459	3,870	452	1,324	—	17,105

Total Non-covered Loans	1,894,605	622,690	340,104	331,971	2,146	3,191,516
Covered Loans	47,894	68,478	30,081	140,661	285	287,399

Total Loans excluding held-for-sale	1,942,499	691,168	370,185	472,632	2,431	3,478,915
Non-covered loans held-for-sale	630	—	—	—	—	630
Covered loans held-for-sale	—	—	—	3,771	—	3,771

Total Gross Loans	$1,943,129	$691,168	$370,185	$476,403	$2,431	$3,483,316

	December 31, 2011
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
Commercial & Industrial	$323,653	$94,059	$55,140	$21,447	$—	$494,299
Construction - Speculative	2,654	—	25,610	35,191	—	63,455
Construction - Non-Speculative	1,314	137	687	10,553	—	12,691
Commercial Real Estate - Owner-Occupied	370,801	176,958	74,315	77,884	—	699,958
Commercial Real Estate - Non-Owner-Occupied	836,465	193,751	108,798	108,482	838	1,248,334
Residential Real Estate (SFR 1-4)	143,841	8,336	6,807	17,458	—	176,442
Dairy & Livestock	73,074	106,024	91,416	72,619	217	343,350
Agribusiness	2,800	860	667	—	—	4,327
Municipal Lease Finance Receivables	70,781	23,106	8,927	10,646	—	113,460
Consumer	42,295	3,474	3,906	1,740	21	51,436
Auto & Equipment Leases	11,742	39	3,506	522	1,561	17,370

Total Non-covered Loans	1,879,420	606,744	379,779	356,542	2,637	3,225,122
Covered Loans	48,440	73,718	20,728	164,198	565	307,649

Total Loans excluding held-for-sale	1,927,860	680,462	400,507	520,740	3,202	3,532,771
Non-covered loans held-for-sale	348	—	—	—	—	348
Covered loans held-for-sale	—	—	—	5,664	—	5,664

Total Gross Loans	$1,928,208	$680,462	$400,507	$526,404	$3,202	$3,538,783

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

In the first phase, individual loans are reviewed to identify loans for impairment. A loan is generally considered impaired when principal and interest are deemed uncollectible in accordance with the contractual terms of the loan. A loan for which there is an insignificant delay in the amount of payments is not considered an impaired loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). If we determine that the value of the impaired loan is less than the recorded investment of the loan, we either recognize an impairment reserve as a Specific Allowance to be provided for in the allowance for credit losses or charge-off the impaired balance if it is determined that such amount represents a confirmed loss. Loans determined to be impaired are excluded from the formula allowance so as not to double-count the loss exposure.

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

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. During the first quarter of 2012, our dairy and livestock borrowers experienced an increase in feed costs, a decrease in milk prices, and tightened profit margins. As part of our qualitative analysis during the first quarter of 2012, we adjusted the attributes used in the allowance for credit losses to contemplate the current economic environment of the dairy and livestock industry.

Management believes that the ALLL was appropriate at March 31, 2012. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for credit losses; and the recorded investment in held-for-investment loans by portfolio segment and based upon our impairment method as of March 31, 2012 and 2011:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Dollars in thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three Months Ended March 31, 2012
Allowance for Credit Losses:

Beginning balance, January 1, 2012	$10,654	$4,947	$51,873	$2,403	$17,230	$1,638	$—	$5,219	$93,964
Charge-offs	(560)	—	(530)	—	(1,150)	(85)	(31)	—	(2,356)
Recoveries	62	27	221	—	—	4	—	—	314
Provision/Reallocation of ALLL	1,751	(651)	371	(383)	(54)	(14)	31	(1,051)	—

Ending balance, March 31, 2012	$11,907	$4,323	$51,935	$2,020	$16,026	$1,543	$—	$4,168	$91,922

Ending balance: Individually evaluated for impairment	$421	$—	$787	$—	$221	$81	$—	$—	$1,510

Ending balance: Collectively evaluated for impairment	$11,486	$4,323	$51,148	$2,020	$15,805	$1,462	$—	$4,168	$90,412

Loans and financing receivables: (1)
Ending balance, March 31, 2012	$497,625	$67,382	$2,153,345	$114,724	$285,653	$72,787	$241,943	$—	$3,433,459

Ending balance: Individually evaluated for impairment	$7,820	$29,354	$51,153	$—	$8,470	$389	$2,506	$—	$99,692

Ending balance: Collectively evaluated for impairment	$489,805	$38,028	$2,102,192	$114,724	$277,183	$72,398	$239,437	$—	$3,333,767

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three Months Ended March 31, 2011
Allowance for Credit Losses:

Beginning balance, January 1, 2011	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259
Charge-offs	(689)	(6,160)	(2,471)	—	(2,204)	(120)	(394)	—	(12,038)
Recoveries	142	—	581	—	—	52	3	—	778
Provision/Reallocation of ALLL	(482)	2,350	1,151	639	(430)	707	391	2,742	7,068

Ending balance, March 31, 2011	$10,443	$6,378	$42,790	$2,811	$33,427	$1,673	$—	$3,545	$101,067

Ending balance: Individually evaluated for impairment	$364	$—	$885	$—	$—	$37	$—	$—	$1,286

Ending balance: Collectively evaluated for impairment	$10,079	$6,378	$41,905	$2,811	$33,427	$1,636	$—	$3,545	$99,781

Loans and financing receivables: (1)
Ending balance, March 31, 2011	$456,925	$109,540	$2,172,172	$122,422	$325,052	$69,217	$348,759	$—	$3,604,087

Ending balance: Individually evaluated for impairment	$10,136	$42,320	$62,707	$—	$2,996	$260	$14,965	$—	$133,384

Ending balance: Collectively evaluated for impairment	$446,789	$67,220	$2,109,465	$122,422	$322,056	$68,957	$333,794	$—	$3,470,703

(1)	Net of purchase accounting discount and deferred loan fees.

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

The accrual of interest on loans is discontinued when the loan becomes 90 days past due based on the contractual term of the loan, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Nonaccrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. Had nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $594,000 and $831,000 greater for the three months ended March 31, 2012 and 2011, respectively.

Speculative construction loans are generally for properties where there is no identified buyer or renter.

The following table presents the recorded investment in non-covered past due and nonaccrual loans and loans past due by class of loans as of March 31, 2012 and December 31, 2011:

Non-Covered Past Due and Nonaccrual Loans

As of March 31, 2012 and December 31, 2011

(Dollars in Thousands)

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
Commercial & Industrial	$1,317	$—	$—	$1,317	$4,082	$492,226	$497,625
Construction - Speculative	—	—	—	—	9,269	46,113	55,382
Construction - Non-Speculative	—	—	—	—	—	12,000	12,000
Commercial Real Estate - Owner-Occupied	902	—	—	902	9,383	702,085	712,370
Commercial Real Estate - Non-Owner-Occupied	4,834	62	—	4,896	17,855	1,252,677	1,275,428
Residential Real Estate (SFR 1-4)	4,109	—	—	4,109	13,129	148,309	165,547
Dairy & Livestock	—	—	—	—	1,200	284,453	285,653
Agribusiness	—	—	—	—	—	4,925	4,925
Municipal Lease Finance Receivables	—	—	—	—	—	114,724	114,724
Consumer	1	12	—	13	308	50,436	50,757
Auto & Equipment Leases	—	—	—	—	86	17,019	17,105

Total Non-covered Loans excluding held-for-sale	11,163	74	—	11,237	55,312	3,124,967	3,191,516
Loans Held-for-Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	630	630

Total	$11,163	$74	$—	$11,237	$55,312	$3,125,597	$3,192,146

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
Commercial & Industrial	$2,872	$150	$—	3,022	$3,432	$487,845	$494,299
Construction - Speculative	—	—	—	—	13,317	42,203	55,520
Construction - Non-Speculative	—	—	—	—	—	20,626	20,626
Commercial Real Estate - Owner-Occupied	133	280	—	413	9,474	690,071	699,958
Commercial Real Estate - Non-Owner-Occupied	374	—	—	374	16,518	1,231,442	1,248,334
Residential Real Estate (SFR 1-4)	1,568	—	—	1,568	16,970	157,904	176,442
Dairy & Livestock	—	—	—	—	2,475	340,875	343,350
Agribusiness	—	—	—	—	—	4,327	4,327
Municipal Lease Finance Receivables	—	—	—	—	—	113,460	113,460
Consumer	59	—	—	59	382	50,995	51,436
Auto & Equipment Leases	14	6	—	20	104	17,246	17,370

Total Non-covered Loans excluding held-for-sale	5,020	436	—	5,456	62,672	3,156,994	3,225,122
Loans Held-for-Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	348	348

Total	$5,020	$436	$—	$5,456	$62,672	$3,157,342	$3,225,470

Non-covered Impaired Loans

At March 31, 2012, the Company had non-covered impaired loans of $97.2 million. Of this amount, $920,000 consisted of nonaccrual residential construction and land loans, $8.4 million in nonaccrual commercial construction loans, $13.1 million of nonaccrual single family mortgage loans, $27.2 million of nonaccrual commercial real estate loans, $4.1 million of nonaccrual commercial and industrial loans, $1.2 million of nonaccrual dairy and livestock loans and $394,000 of other loans. These non-covered impaired loans included $60.5 million of loans whose terms were modified in a troubled debt restructure, of which $18.6 million are classified as nonaccrual. The remaining balance of $41.9 million consists of 21 loans performing according to the restructured terms. These impaired loans had specific allowance of $1.5 million at March 31, 2012. At December 31, 2011, the Company had classified as impaired, non-covered loans with a balance of $101.2 million with a related allowance of $3.0 million.

The following table presents held-for-investment and held-for-sale loans, individually evaluated for impairment by class of loans, as of March 31, 2012 and December 31, 2011:

Non-Covered Impaired Loans

As of March 31 ,2012 and December 31, 2011

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded:
Commercial & Industrial	$5,684	$6,834	$—	$4,517	$27
Held for Sale Construction - Speculative	—	—	—	—	—
Construction - Speculative	9,269	11,860	—	11,293	—
Construction - Non-Speculative	20,085	20,085	—	20,085	283
Commercial Real Estate - Owner-Occupied	14,575	15,072	—	14,626	131
Commercial Real Estate - Non-Owner-Occupied	17,591	25,494	—	17,996	15
Residential Real Estate (SFR 1-4)	10,913	13,685	—	11,567	16
Dairy & Livestock	8,250	9,729	—	8,564	111
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	103	150	—	104	—
Auto & Equipment Leases	—	—	—	—	—

	86,470	102,909	—	88,752	583

With a related allowance recorded:
Commercial & Industrial	$2,136	$2,164	$421	$2,149	$—
Construction - Speculative	—	—	—	—	—
Construction - Non-Speculative	—	—	—	—	—
Commercial Real Estate - Owner-Occupied	3,900	3,900	279	3,900	—
Commercial Real Estate - Non-Owner-Occupied	263	265	16	265	—
Residential Real Estate (SFR 1-4)	3,910	4,265	492	3,920	—
Dairy, Livestock & Agribusiness	221	3,324	221	796	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	200	208	69	201	—
Auto & Equipment Leases	86	91	12	89	—

	10,716	14,217	1,510	11,320	—

Total	$97,186	$117,126	$1,510	$100,072	$583

December 31, 2011
With no related allowance recorded:
Commercial & Industrial	$3,566	$4,630	$—	$4,649	$93
Held for Sale Construction - Speculative	—	—	—	—	—
Construction - Speculative	13,317	15,718	—	15,434	—
Construction - Non-Speculative	20,085	20,085	—	16,437	1,123
Commercial Real Estate - Owner-Occupied	13,567	14,013	—	11,941	449
Commercial Real Estate - Non-Owner-Occupied	16,435	23,656	—	21,096	67
Residential Real Estate (SFR 1-4)	14,069	17,411	—	15,120	47
Dairy & Livestock	8,879	10,358	—	10,535	446
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	104	150	—	127	—
Auto & Equipment Leases	—	—	—	—	—

	90,022	106,021	—	95,339	2,225

With a related allowance recorded:
Commercial & Industrial	$1,388	$1,410	$165	$1,554	$—
Construction - Speculative	—	—	—	—	—
Construction - Non-Speculative	—	—	—	—	—
Commercial Real Estate - Owner-Occupied	3,900	3,900	928	3,900	—
Commercial Real Estate - Non-Owner-Occupied	83	85	5	86	—
Residential Real Estate (SFR 1-4)	4,087	4,369	406	3,967	—
Dairy, Livestock & Agribusiness	1,372	3,324	1,372	2,402	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	270	278	77	276	—
Auto & Equipment Leases	104	110	15	141	—

	11,204	13,476	2,968	12,326	—

Total	$101,226	$119,497	$2,968	$107,665	$2,225

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of March 31, 2012 and December 31, 2011 have already been written-down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. The Company recorded zero provision for unfunded commitments for the first three months ended March 31, 2012, compared to an increase of $732,000 in the provision for the same period of 2011. As of March 31, 2012 and December 31, 2011, the balance in this reserve was $9.6 million and was included in other liabilities.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Loans that are reported as TDRs are considered impaired and charged off on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal.

As of March 31, 2012, we had loans of $60.5 million classified as a troubled debt restructured, of which $18.6 million are non-performing and $41.9 million are performing. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. TDRs on accrual status at March 31, 2012 were mainly comprised of commercial real estate loans including construction loans.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged-off at the time a probable loss is determined. We have allocated $20,000 and $27,000 specific allowance to TDRs as of March 31, 2012 and December 31, 2011.

The following are the loans modified as troubled debt restructuring for the three months ended March 31, 2012:

Modifications

(Dollars in thousands)

	Three Months Ended March 31, 2012
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2012
Troubled Debt Restructurings

Commercial & Industrial	2	$2,534	$2,534	$2,532
Construction - Speculative	—	—	—	—
Construction - Non-Speculative	—	—	—	—
Commercial Real Estate - Owner-Occupied	1	307	307	304
Commercial Real Estate - Non-Owner-Occupied	1	513	513	513
Residential Real Estate (SFR 1-4)	—	—	—	—
Dairy & Livestock	—	—	—	—
Agribusiness	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—
Consumer	—	—	—	—
Auto & Equipment Leases	—	—	—	—

Total Non-Covered Loans	4	3,354	3,354	3,349
Covered Loans	—	—	—	—

Total Gross Loans	4	$3,354	$3,354	$3,349

As of March 31, 2012, there was one commercial and industrial loan with an outstanding balance of $1.0 million that was previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the three months ended March 31, 2012.

5.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2012. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the three months ended March 31, 2012 and 2011.

Determination of Fair Value

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.

Cash and cash equivalents - The carrying amount of cash and cash equivalents is considered to approximate fair value due to the liquidity of these instruments.

Interest-bearing balances due from depository institutions - The carrying value of due from depository institutions is considered to approximate fair value due to the short-term nature of these deposits.

FHLB stock - The carrying amount of FHLB stock approximates fair value, as the stock may be sold back to the FHLB at carrying value.

Investment securities held to maturity - Investment securities held to maturity are valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held to maturity investment as a level 3 valuation.

Investment securities available-for-sale - Investment securities available-for-sale are valued based upon quotes obtained from an independent third-party pricing service. This service uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and accordingly, the Company categorized its investment portfolio as a Level 2.

Loans held for sale - For loans held for sale, carrying value approximated fair value as the loans are recorded at the lower of cost or carrying market value (based on appraisals).

Non-covered Loans - The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.

The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily the value which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.

Non-covered impaired loans and OREO are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell (approximately 8%). Appraised values may be adjusted based on factors such as the changes in market conditions from the time of valuation or discounted cash flows of the property. As such, these loans fall within Level 3 of the fair value hierarchy.

The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the following table because it is not material.

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

Deposits & Borrowings - The amounts payable to depositors for demand, savings, and money market accounts, and short-term borrowings are considered to approximate fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings and junior subordinated debentures is estimated using the rates currently offered for borrowings of similar remaining maturities.

Accrued Interest Receivable/Payable - The amounts of accrued interest receivable on loans and lease finance receivables and investments and accrued interest payable on deposits and borrowings are considered to approximate fair value.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

Assets & Liabilities Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Residential mortgage-backed securities	$938,891	$—	$938,891	$—
CMO’s / REMIC’s – Residential	739,202	—	739,202	—
Government agency	37,362	—	37,362	—
Municipal bonds	646,742	—	646,742	—
Other securities	10,532		10,532

Investment Securities-AFS	2,372,729	—	2,372,729	—
Interest Rate Swaps	18,753	—	18,753	—

Total Assets	$2,391,482	$—	$2,391,482	$—

Description of Liability
Interest Rate Swaps	$18,753	$—	$18,753	$—

(Dollars in thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Residential mortgage-backed securities	$888,000	$—	$888,000	$—
CMO’s / REMIC’s – Residential	604,508	—	604,508	—
Government agency	46,507	—	46,507	—
Municipal bonds	652,037	—	652,037	—
Other securities	10,474		10,474

Investment Securities-AFS	2,201,526	—	2,201,526	—
Interest Rate Swaps	20,497	—	20,497	—

Total Assets	$2,222,023	$—	$2,222,023	$—

Description of Liability
Interest Rate Swaps	$20,497	$—	$20,497	$—

We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at March 31, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments with losses during the period.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(Dollars in thousands)	Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the three months ended March 31, 2012 Total Losses
Description of Assets
Investment Security-HTM	$—	$—	$—	$—	$—
Covered loans held-for-sale	—	—	—	—	(1,219)
Impaired Loans-Noncovered	6,204	—	—	6,204	(2,179)
OREO-Noncovered	—	—	—	—	—
OREO-Covered	609	—	—	609	(159)

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(Dollars in thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the year ended December 31, 2011 Total Losses
Description of Assets
Investment Security-HTM	$2,383	$—	$—	$2,383	$(656)
Non-covered loans held-for-sale	1,404	—	—	1,404	(250)
Impaired Loans-Noncovered	30,014	—	—	30,014	(6,707)
OREO-Noncovered	4,866	—	—	4,866	(523)
OREO-Covered	2,541	—	—	2,541	(2,192)

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2012
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$276,318	$276,318	$—	$—	$276,318
Interest-earning balances due from depository institutions	60,000	—	60,000	—	60,000
FHLB Stock	69,222	—	69,222	—	69,222
Investment securities available-for-sale	2,372,729	—	2,372,729	—	2,372,729
Investment securities held-to-maturity	2,280	—	—	2,280	2,280
Non-covered loans held-for-sale	630	—	—	630	630
Covered loans held-for-sale	3,771	—	—	3,771	3,771
Total loans, net of allowance for credit losses	3,336,034		—	3,477,099	3,477,099
Accrued interest receivable	23,375	—	23,375	—	23,375
Swaps	18,753	—	18,753	—	18,753

Liabilities
Deposits:
Noninterest-bearing	$2,120,382	2,120,382	—	—	2,120,382
Interest-bearing	2,559,725	—	2,560,826	—	2,560,826
Borrowings	926,298	—	975,702	—	975,702
Junior subordinated debentures	108,250	—	108,972	—	108,972
Accrued interest payable	3,417	—	3,417	—	3,417
Swaps	18,753	—	18,753	—	18,753

	December 31, 2011
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$345,343	$345,343	$—	$—	$345,343
Interest-earning balances due from depository institutions	60,000	—	60,000	—	60,000
FHLB Stock	72,689	—	72,689	—	72,689
Investment securities available-for-sale	2,201,526	—	2,201,526		2,201,526
Investment securities held-to-maturity	2,383	—	—	2,383	2,383
Non-covered loans held-for-sale	348	—	—	348	348
Covered loans held-for-sale	5,664	—	—	5,664	5,664
Total loans, net of allowance for credit losses	3,382,632	—	—	3,534,960	3,534,960
Accrued interest receivable	23,512	—	23,512	—	23,512
Swaps	20,497	—	20,497	—	20,497

Liabilities
Deposits:
Noninterest-bearing	$2,027,876	2,027,876	—	—	2,027,876
Interest-bearing	2,576,672	—	2,577,825	—	2,577,825
Borrowings	958,032	—	1,012,211	—	1,012,211
Junior subordinated debentures	115,055	—	115,854	—	115,854
Accrued interest payable	3,526	—	3,526	—	3,526
Swaps	20,497	—	20,497	—	20,497

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following table represents the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the summary of significant accounting policies, Note 1. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)

Interest income, including loan fees	$37,671	$15,363	$13,031	$—	$66,065
Credit for funds provided (1)	6,347	—	2,600	(8,947)	—

Total interest income	44,018	15,363	15,631	(8,947)	66,065

Interest expense	2,051	4,548	864	—	7,463
Charge for funds used (1)	1,097	10,028	(2,178)	(8,947)	—

Total interest expense	3,148	14,576	(1,314)	(8,947)	7,463

Net interest income	40,870	787	16,945	—	58,602

Provision for credit losses	—	—	—		—

Net interest income after provision for credit losses	40,870	787	16,945	—	58,602

Noninterest income	5,983	—	(727)	—	5,256
Noninterest expenses	11,898	195	18,119	—	30,212

Segment pretax profit (loss)	$34,955	$592	($1,901)	$—	$33,646

Segment assets as of March 31, 2012	$4,838,109	$2,749,505	$922,575	($2,004,106)	$6,506,083

	Three Months Ended March 31, 2011
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)

Interest income, including loan fees	$39,439	$15,221	$11,852	$—	$66,512
Credit for funds provided (1)	6,026	—	2,688	(8,714)	—

Total interest income	45,465	15,221	14,540	(8,714)	66,512

Interest expense	3,268	5,291	844	—	9,403
Charge for funds used (1)	1,286	8,302	(874)	(8,714)	—

Total interest expense	4,554	13,593	(30)	(8,714)	9,403

Net interest income	40,911	1,628	14,570	—	57,109

Provision for credit losses	—	—	7,068		7,068

Net interest income after provision for credit losses	40,911	1,628	7,502	—	50,041

Noninterest income	5,212	—	4,766	—	9,978
Noninterest expenses	12,631	216	23,458	—	36,305

Segment pretax profit (loss)	$33,492	$1,412	($11,190)	$—	$23,714

Segment assets as of March 31, 2011	$4,903,546	$2,540,188	$724,182	$(1,669,564)	$6,498,352

(1)	Credit for funds provided and charged for funds used is eliminated in the consolidated presentation.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset liability management strategy to help manage its interest rate risk position. As of March 31, 2012, the Bank entered into 80 interest-rate swap agreements with customers and 80 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the Bank’s earnings.

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

As of March 31, 2012, the total notional amount of the Company’s swaps was $216.3 million. The location of the asset and liability and the amount of gain recognized as of and for the three months ended March 31, 2012 are presented as follows:

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	March 31, 2012		March 31, 2012
	(Dollars in thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments

Interest rate swaps	Other Assets	$18,753	Other Liabilities	$18,753

Total derivatives		$18,753		$18,753

	December 31, 2011		December 31, 2011

Interest rate swaps	Other Assets	$20,497	Other Liabilities	$20,497

Total derivatives		$20,497		$20,497

The Effect of Derivative Instruments on the Consolidated Statements of Earnings for the Three

Months Ended March 31, 2012

(Dollars in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative	March 31, 2011

Interest rate swaps	Other income	$503	$101

Total		$503	$101

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III, statutory trusts which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB in June 2007, we acquired FCB Capital Trust II, another statutory trust, which was liquidated on January 7, 2011. We are headquartered in Ontario, California in what is known as the “Inland Empire” of California. Our geographical market area covers four primary areas of California: (1) Los Angeles; (2) Inland Empire; (3) Central Valley; and (4) Orange County. Our mission is to offer the finest financial products and services to professionals and businesses in our market area while maintaining a strong capital base and prudent loan loss reserves.

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

Historically, we have been active in acquisitions and we will continue to consider acquisition targets, including, to a limited extent, FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value along with organic growth. Since 2000, we have acquired five banks and a leasing company, and we have opened four de novo centers: Bakersfield, Fresno, Madera, and Stockton, California. We also opened five Commercial Banking Centers since 2008.

Economic conditions in our California service area impact our business. Unemployment is high in our market areas and areas of our marketplace have been significantly affected by adverse economic conditions, both nationally and in California. As of March 31, 2012, approximately 18% of our total loan portfolio of $3.5 billion is located in the Inland Empire region of California. Approximately 32%, 23%, and 14% of our total loan portfolio is located in Los Angeles County, Central Valley, and Orange County, respectively. The balance of the portfolio is from outside of these regions. We continue to see the impact of constrained economic conditions on our loan portfolio; however, there has been continued improvement in the level of our non-performing loans and the level of our classified assets. Additional weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in provisions for credit losses, loan delinquencies and defaults.

Despite the continued weakness in economic outlook, in October 2011, Fitch Ratings affirmed the long-term Issuer Default Ratings (IDR) of the Company and the Bank at ‘BBB’. The affirmation of the Company’s ratings reflects its stable performance through the most recent cycle, solid core earnings and recent improvements in asset quality.

Our net interest income before provision for credit losses of $58.6 million for the first three months ended March 31, 2012, increased by $1.5 million or 2.61%, compared to net interest income before provision for credit losses of $57.1 million for the same period in 2011, principally due to a decrease of $1.9 million in interest expense, partially offset by a decrease of $447,000 in interest income. The 6 basis point increase in our net interest spread tax equivalent (“TE”) resulted from a 13 basis point decrease in the average cost of interest-bearing liabilities, offset by a 7 basis point decrease in the yield on average earning assets,. The Bank has historically had a favorable level of noninterest-bearing deposits, primarily due to our specialization in businesses and professionals as customers. As of March 31, 2012, 45.31% of our deposits were noninterest-bearing. This, accompanied by a decreasing interest rate environment, has allowed us to retain a low cost of deposits of 0.14% for the first three months of 2012, compared to 0.25% for the same period in 2011. Lower deposit costs contributed to the reduction in interest expense for the three months ended March 31, 2012.

Our net earnings increased to $22.3 million for the first three months of 2012, compared with $16.6 million for the first three months of 2011, an increase of $5.7 million, or 34.14%. The increase was primarily the result of decrease in the provision for credit losses and lower noninterest expenses. This was partially offset by a decrease in interest income on loans and leases. Diluted earnings per share increased to $0.21 per share for 2012, from $0.16 per share for 2011.

The operating results for the first three months of 2012 were impacted by the accounting treatment of credit-related transactions from the San Joaquin Bank (“SJB”) loan portfolio. For further discussion, see “Analysis of the Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Risk Management” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation and Notes 1 and 4 of our Consolidated Financial Statements.

Investment Portfolio: The investment portfolio is an integral part of our financial performance. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of our financial condition and results of operations.

We classify as held-to-maturity securities those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. Our investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost. The classification and accounting for investment securities are discussed in detail in Note 3, “Investment Securities,” of the Consolidated Financial Statements presented elsewhere in this report.

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

At each reporting date, securities are assessed to determine whether there is an OTTI. Such impairment, if any, is required to be recognized in earnings. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgment and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors that we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities, and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be OTTI as of March 31, 2012.

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

Goodwill Impairment: Under ASC 350 (previously SFAS No. 142, Goodwill and Other Intangibles), goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s two major operating segments). Under the market approach utilized, the fair value is calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalization and multiple was used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill allocated to the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. There was no recorded impairment as of March 31, 2012.

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

FDIC Loss Sharing Asset: In conjunction with the FDIC-assisted acquisition of San Joaquin Bank, the Company entered into a shared-loss agreement with the FDIC for amounts receivable under the shared-loss agreement. At the date of the acquisition the Company elected to account for amounts receivable under the shared-loss agreement as a loss sharing asset in accordance with ASC 805. Subsequent to the acquisition, the loss sharing asset is adjusted for payments received and changes in estimates of expected losses and is not being accounted for under fair value. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Non-Covered Other Real Estate Owned: Other real estate owned (“OREO”) represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held-for-sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for credit losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are written down to fair value with a direct charge to noninterest expense. Any subsequent operating expenses or income of such properties are charged to noninterest expense or income, respectively. Any declines in value after foreclosure are recorded as OREO expense. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

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

Fair Value of Financial Instruments: We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in Note 5 to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose an estimate of their fair value.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

We reported net earnings of $22.3 million for the three months ended March 31, 2012. This represented an increase of $5.7 million or 34.14%, from net earnings of $16.6 million for the three months ended March 31, 2011. Basic and diluted earnings per common share for the three-month period increased to $0.21 per common share for 2012, compared to $0.16 per common share for 2011. The annualized return on average assets was 1.37% for the three months of 2012, compared to an annualized return on average assets of 1.03% for the three months of 2011. The annualized return on average equity was 12.27% for the three months ended March 31, 2012, compared to an annualized return of 10.33% for the same period ended in 2011.

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the three months ended March 31, 2012 and 2011:

Summary of Covered Asset Related Income

March 31, 2012 and 2011

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Covered Asset Related income/expense
Interest Income-Accelerated accretion	$4,692	$1,951
Other Income-Increase/(decrease) in FDIC loss share asset	(2,944)	1,415
Other Income-Gain on sale of OREO	136	74
Expenses-legal and professional	(518)	(338)
Expenses-OREO write-down	(159)	(801)
Expenses-OREO expenses	(111)	(232)
Expenses-other expenses (appraisals, and etc.)	(61)	(204)

Net income before income taxes related to covered assets	$1,035	$1,865

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, increase (decrease) in the FDIC loss sharing assets as well as the other noninterest expenses related to covered loans.

The accelerated discount accretion of $4.7 million for the first three months ended March 31, 2012, recognized as part of interest income from covered loans, increased $2.7 million, compared to $2.0 million in 2011. This increase was partially offset by a $4.4 million decrease resulting from changes in the FDIC loss sharing asset ($2.9 net decrease for the three months ended March 31, 2012, compared to a net increase of $1.4 million during the same period in 2011). The changes in the discount accretion and the loss sharing asset are primarily due to improved credit loss experience on covered loans.

The Company also recognized net gain on sales of covered OREO of $136,000 for the three months ended March 31, 2012, compared to a gain of $74,000 for the same period in 2011.

Noninterest expense related to covered assets includes OREO expense, legal and professional expenses and other covered asset-related expenses. Total covered asset-related expenses were $849,000 for the three months ended March 31, 2012, down from $1.6 million for the same period in 2011.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. Our balance sheet is slightly liability-sensitive; meaning interest-bearing liabilities will generally reprice slightly faster than earning assets. Therefore, our net interest margin is likely to decrease in sustained periods of rising interest rates and increase in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

Table 1 presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

TABLE 1—Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
ASSETS
Investment Securities (1)
Taxable	$1,644,928	$9,170	2.26%	$1,249,471	$8,839	2.84%
Tax-advantaged	648,684	5,796	4.94%	609,993	5,919	5.50%
Investment in FHLB stock	72,194	90	0.50%	86,591	65	0.30%
Federal Funds Sold & interest earning
Deposits with other institutions	284,346	285	0.40%	431,439	374	0.35%
Loans HFS	7,445	4	0.22%	3,460	20	2.34%
Loans (2)	3,476,480	46,028	5.32%	3,791,540	49,344	5.28%
Yield adjustment to interest income from discount accretion	(50,155)	4,692		(112,953)	1,951

Total Earning Assets	6,083,922	66,065	4.53%	6,059,541	66,512	4.60%
Total Non Earning Assets	475,452			462,025

Total Assets	$6,559,374			$6,521,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (3)	$1,753,479	$1,157	0.27%	$1,745,660	$1,636	0.38%
Time Deposits	813,957	496	0.25%	1,027,962	1,152	0.45%

Total Deposits	2,567,436	1,653	0.26%	2,773,622	2,788	0.41%
Other Borrowings	1,096,517	5,810	2.10%	1,249,571	6,615	2.12%

Interest Bearing Liabilities	3,663,953	7,463	0.81%	4,023,193	9,403	0.94%

Non-interest bearing deposits	2,079,571			1,790,839
Other Liabilities	86,137			55,690
Stockholders’ Equity	729,713			651,844

Total Liabilities and Stockholders’ Equity	$6,559,374			$6,521,566

Net interest income		$58,602			$57,109

Net interest income excluding discount		53,910			55,158

Net interest spread—tax equivalent			3.72%			3.66%
Net interest spread—tax equivalent excluding discount			3.35%			3.45%
Net interest margin			3.89%			3.82%
Net interest margin—tax equivalent			4.04%			3.98%
Net interest margin—tax equivalent excluding discount			3.69%			3.78%
Net interest margin excluding loan fees			3.87%			3.78%
Net interest margin excluding loan fees—tax equivalent			4.01%			3.94%

(1)	Non tax-equivalent (TE) rate was 2.64% for 2012, and 3.17% for 2011.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2012, $342; 2011, $524.

(3)	Includes interest bearing demand and money market accounts.

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 4.04% for the first three months of 2012, compared to 3.98% for the first three months of 2011. Our net interest income and net interest margin are driven by the combination of our loan and securities volume, yield on assets, deposit and borrowings volume, and our deposit pricing as discussed in the following paragraphs. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment.

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

TABLE 2—Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest Income:
Taxable investment securities	$2,668	($1,804)	($533)	$331
Tax-advantaged securities	488	(557)	(54)	(123)
Fed funds sold & interest-bearing deposits with other institutions	(129)	54	(14)	(89)
Investment in FHLB stock	(11)	43	(7)	25
Loans HFS	23	(18)	(21)	(16)
Loans	(3,663)	378	(31)	(3,316)
Yield adjustment from discount accretion	(1,098)	8,623	(4,784)	2,741

Total interest on earning assets	(1,722)	6,719	(5,444)	(447)

Interest Expense:
Savings deposits	7	(479)	(7)	(479)
Time deposits	(240)	(513)	97	(656)
Other borrowings	(809)	(62)	66	(805)

Total interest on interest-bearing liabilities	(1,042)	(1,054)	156	(1,940)

Net Interest Income	($680)	$7,773	($5,600)	$1,493

Our net interest income, before the provision for credit losses, increased $1.5 million, or 2.61% to $58.6 million for the three months ended March 31, 2012 from net interest income of $ 57.1 million for the same period in 2011. This increase in net interest income resulted from a decrease of $1.9 million in interest expense, partially offset by a decrease of $447,000 in interest income. The 6 basis point increase in our net interest spread (TE) resulted from a 13 basis point decrease in the average cost of interest-bearing liabilities, offset by a 7 basis point decrease in the yield on average earning assets,.

Interest income of $66.1 million for the first three months of 2012 decreased $447,000, or 0.67%, compared to total interest income of $66.5 million for the same period of 2011. The decrease in interest income was primarily due to a $315.1 million decrease in the average balance of loans to $3.48 billion for the three months ended March 31, 2012, compared to $3.79 billion for the same period in 2011. The average yield on loans increased 4 basis points to 5.32% for the three months ended March 31, 2012, compared to 5.28% for the same period in 2011. The $3.3 million decrease in interest income was partially offset by a $2.7 million increase in the discount accretion from covered SJB loans. The discount accretion represents accelerated principal reductions and improved credit loss experience on covered loans acquired from SJB and is recorded as a yield adjustment to interest income. Total average earning assets increased by $24.4 million, or 0.40%, from $6.06 billion for the three months ended March 31, 2011, compared to $6.08 billion for the same period in 2012, principally due to a $434.1 million increase in lower yielding investment securities to $2.29 billion for the three months ended March 31, 2012, compared to $1.86 billion for the same period in 2011. Excluding the accelerated accretion, the yield in interest-earning assets would have been 4.16% for the first three months ended March 31, 2012 compared to 4.39% for the same period in 2011.

In general, we cease accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at March 31, 2012 and 2011. As of March 31, 2012 and 2011, we had $55.3 million and $108.2 million of non-covered non-accrual loans, respectively. Had non-covered non-accrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been $594,000 and $831,000 greater for the first quarter of 2012 and 2011, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $342,000 for the first three months ended March 31, 2012 and $524,000 for the same period in 2011.

Interest expense of $7.5 million for the first three months ended March 31, 2012 decreased $1.9 million, or 20.63%, compared to $9.4 million for the same period in 2011. The average rate paid on interest-bearing liabilities decreased 13 basis points, to 0.81% in the first three months ended March 31, 2012 from 0.94% in 2011 as a result of a low interest rate environment as well as the mix of interest-bearing liabilities. Other borrowings typically have a higher cost than interest-bearing deposits. The average cost of borrowings decreased to 2.10% for the first three months ended March 31, 2012 from 2.12% for the same period in 2011 and was primarily due to a $153.1million decrease in the average balance of other borrowings to $1.10 billion for the first three months ended March 31, 2012, compared to $1.25 billion for the same period in 2011. The decrease in overall borrowings and the 2 basis point decrease in the average cost of borrowings resulted in a decrease of $805,000 in interest expense. The $100.0 million in prepayment of FHLB borrowings during the fourth quarter of 2011 also contributed to the decrease in the average cost of borrowings for the first three months ended March 31, 2012. The decline in interest expense was also driven by lower rates paid and lower average balances on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.26% for the first three months ended March 31, 2012, compared to 0.41% for the same period in 2011). Average interest-bearing deposits decreased $206.2 million, or 7.43%, from $2.77 billion during the first three months ended March 31, 2011 to $2.57 billion for the same period in 2012. Average noninterest-bearing deposits increased $288.7 million to $2.08 billion, or 44.75% of total average deposits for the first three months ended March 31, 2012, compared to $1.79 billion, or 39.23% of total average deposits for the same period in 2011. The decrease in rates paid on deposits (0.14% for the first three months ended March 31, 2012 compared to 0.25% for the same period in 2011) also contributed to our lower cost of funds.

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

Our provision for credit losses on non-covered loans was zero for the first three months ended March 31, 2012, compared to $7.1 million for the same period in 2011. The decrease in the provision for credit losses was primarily due to the continued decrease in classified assets and the overall improvement in the performance of our loan portfolio. We believe the allowance is appropriate as March 31, 2012. We continually assess the quality of our portfolio to determine whether additional provisions for credit losses are necessary. The ratio of the allowance for credit losses to total non-covered net loans as of March 31, 2012 and December 31, 2011 was 2.89% and 2.92%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment. Total net charge-offs totaled $2.0 million during the first three months ended March 31, 2012, compared to $11.3 million for the same period in 2011. See “Risk Management – Credit Risk” herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for credit losses on the covered SJB loans in 2009. During the first three months ended March 31, 2012 and 2011, there was $31,000 and $391,000, respectively, in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

Noninterest Income

Noninterest income includes income derived from special services offered, such as CitizensTrust, merchant card, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; and other revenues not included as interest on earning assets.

Noninterest income was $5.3 million for the first quarter of 2012, compared with $10.0 million for the first quarter of 2011. Non-interest income for the first quarter of 2012 was reduced by a $2.9 million net decrease in the FDIC loss sharing asset and a $1.2 million impairment charge for a large held-for-sale note included in other noninterest income. The impairment charge for the SJB loan held-for-sale was due to a judicial ruling regarding our lien position on the underlying collateral. After adjusting the FDIC loss sharing assets, we had a $61,000 net loss before taxes. The decrease in the loss sharing asset in 2012 was primarily due to the improved credit loss experienced in our covered loan portfolio. Noninterest income for the first quarter of 2011 improved by a $1.4 million increase in the FDIC loss sharing asset.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management Group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. CitizensTrust generated fees of $2.2 million for the first quarter of 2012, up 2% from the first quarter of 2011.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Bank Owned Life Insurance income of $750,000 for the first three months ended March 31, 2012 reflected a slight increase of $43,000, or 6.09%, compared to BOLI income earned for the same period in 2011.

Noninterest Expense

Noninterest expense for the Company includes expenses for salaries and benefits, occupancy, equipment, professional services, insurance and regulatory assessment, stationary and supplies, amortization of intangibles, and other expenses.

For the most part, noninterest expenses reflected the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating center facilities. Our ability to control noninterest expenses in relation to asset growth can be measured in terms of noninterest expenses as a percentage of average assets. Noninterest expenses measured as a percentage of average assets were 1.85% for the first three months ended March 31, 2012, compared to 2.26% for the same period in 2011.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months ended March 31, 2012, the efficiency ratio was 47.31%, compared to 54.12% for the same period in 2011.

Noninterest expense of $30.2 million for the first three months ended March 31, 2012 represented a decrease of $6.1 million, or 16.78% over noninterest expenses of $36.3 million for the same period in 2011. The overall decrease was primarily attributable to decreases of $1.6 million in professional services, $939,000 in salaries and employee benefits, $854,000 in regulatory assessment fees, $375,000 in OREO expense, $373,000 in occupancy and equipment, and $899,000 in other expenses. We did not record a provision for unfunded commitments during the first quarter of 2012, compared to an increase in our reserve for unfunded commitments of $732,000 for the same period in 2011.

Salaries and related expenses comprise the greatest portion of noninterest expense. Salaries and related expenses totaled $16.7 million for the first three months ended March 31, 2012 representing a decrease of $939,000, or 5.32%, over salaries and related expenses of $17.7 million for the same period in 2011. At March 31, 2012, we employed 803 associates (581 full-time and 222 part-time) compared to 809 associates (578 full-time and 231 part-time) at December 31, 2011. Salaries and related expenses as a percent of average assets decreased to 1.03% for the first three months ended March 31, 2012, compared to 1.10% for the same period in 2011.

Professional services totaled $2.0 million for the first quarter ended March 31, 2012, compared to $3.6 million for the same period in 2011. The decrease was primarily due to decreases in legal expenses associated with credit and collection issues, the Securities and Exchange Commission investigation, and other litigation issues in which the Company is involved. See “Item 3 – Legal Proceedings”.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 was 33.82%, compared to 30.00% for the same period in 2011. The increase was due to higher taxable income related to current earnings trends. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three months ended March 31, 2012 and 2011. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Three Months Ended
	March 31,
	2012	2011
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$44,018	$45,465
Interest expense	3,148	4,554

Net interest income	$40,870	$40,911

Noninterest income	5,983	5,212
Noninterest expense	11,898	12,631

Segment pretax profit	$34,955	$33,492

Balance Sheet
Average loans	$2,601,090	$2,698,124
Average interest-bearing deposits and customer repurchases	$2,866,246	$3,109,420
Yield on loans	5.82%	5.93%
Rate paid on interest-bearing deposits and customer repurchases	0.29%	0.43%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the three months ended March 31, 2012, segment pre-tax profit increased by $1.5 million, or 4.37%, compared to the same period last year. This was primarily due to the increase in noninterest income of $771,000, or 14.79%, compared to the first three months of 2011. Noninterest expense decreased $733,000, or 5.80%, compared to the same period in 2011. Net interest income decreased $41,000 or 0.10%, attributable to a decrease of $1.5 million in interest income, offset by a decrease of $1.4 million in interest expense. Average loan balances decreased $97.0 million, or 3.60%, from the same period last year. Rates paid on deposits and customer repurchases decreased 14 basis points, while average interest-bearing deposits and customer repurchase agreements decreased $243.2 million, or 7.82%.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three months ended March 31, 2012 and 2011. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$15,363	$15,221
Interest expense	14,576	13,593

Net interest income	$787	$1,628

Noninterest income	—	—
Noninterest expense	195	216

Segment pretax profit (loss)	$592	$1,412

Balance Sheet
Average investments	$2,293,612	$1,859,464
Average interest-bearing deposits	$240,001	$240,001
Average borrowings	$448,704	$553,194
Yield on investments-TE	3.03%	3.72%
Non-tax equivalent yield	2.64%	3.17%
Rate paid on borrowings	3.96%	3.74%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the three months ended March 31, 2012, segment pre-tax profits decreased by $820,000 from the same period last year. This decrease was primarily due to an increase of $983,000 in interest expense, which included charges for the funds provided by other segments.

Other

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$15,631	$14,540
Interest expense	(1,314)	(30)

Net interest income	$16,945	$14,570

Provision for cedit losses	—	7,068
Noninterest income	(727)	4,766
Noninterest expense	18,119	23,458

Pre-tax loss	$(1,901)	$(11,190)

Balance Sheet
Average loans	$832,680	$983,923
Average interest-bearing deposits and customer repurchases	$378	$522
Yield on loans	6.31%	4.89%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax loss of $1.9 million for the first three months of 2011. This represents a decrease of pre-tax loss of $9.3 million or 83.01%, from a pre-tax loss of $11.2 million for the same period in 2011. The decrease in pre-tax loss is primarily attributed to the decrease in provision for credit losses of $7.1 million and noninterest expense of $5.3 million, offset by a net decrease in the reduction in the FDIC loss sharing asset of $4.4 million, which is included in noninterest income.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.51 billion at March 31, 2012. This represented an increase of $23.2 million, or 0.36%, from total assets of $6.48 billion at December 31, 2011. Earning assets totaled $6.12 billion at March 31, 2012. This represented a decrease of $10.8 million, or 0.18%, from total earning assets of $6.13 billion at December 31, 2011. The decrease in earning assets was due to a decrease in the loan portfolio, partially offset by an increase in the investment portfolio. Total liabilities were $5.78 billion at March 31, 2012, up $8.0 million, or 0.14%, from total liabilities of $5.77 billion at December 31, 2011. Total equity increased $15.2 million, or 2.13%, to $730.0 million at March 31, 2012, compared with total equity of $714.8 million at December 31, 2011.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at March 31, 2012 and December 31, 2011.

At March 31, 2012, we reported total investment securities of $2.38 billion. This represented an increase of $171.1 million, or 7.76%, from total investment securities of $2.20 billion at December 31, 2011. Investment securities comprise 35.19% of the Company’s total earning assets at March 31, 2012.

At March 31, 2012, securities held as available-for-sale had a fair value of $2.37 billion with an amortized cost of $2.30 billion. At March 31, 2012, the net unrealized holding gain on securities was $71.4 million and that resulted in accumulated other comprehensive income of $41.4 million (net of $30.0 million in deferred taxes). At December 31, 2011, the Company reported net unrealized gain on total investment securities of $71.5 million and accumulated other comprehensive income of $41.5 million (net of deferred taxes of $30.0 million).

Table 3 sets forth investment securities available-for-sale at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$37,191	$175	$(4)	$37,362	1.57%
Residential mortgage-backed securities	918,726	20,300	(135)	938,891	39.58%
CMO’s / REMIC’s—Residential	729,815	10,437	(1,050)	739,202	31.15%
Municipal bonds	605,114	42,251	(623)	646,742	27.26%
Other securities	10,457	75	—	10,532	0.44%

Total Investment Securities	$2,301,303	$73,238	$(1,812)	$2,372,729	100.00%

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,273	$234	$—	$46,507	2.11%
Residential mortgage-backed securities	869,847	18,487	(334)	888,000	40.33%
CMO’s / REMIC’s—Residential	594,866	10,307	(665)	604,508	27.46%
Municipal bonds	608,575	43,665	(203)	652,037	29.62%
Other securities	10,468	10	(4)	10,474	0.48%

Total Investment Securities	$2,130,029	$72,703	$(1,206)	$2,201,526	100.00%

The weighted-average yield (TE) on the investment portfolio at March 31, 2012 was 2.80% with a weighted-average life of 3.9 years. This compares to a weighted-average yield of 2.99% at December 31, 2011 with a weighted-average life of 3.6 years and a yield of 3.72% at March 31, 2011 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 72% of the securities in the total investment portfolio, at March 31, 2012, are issued by the U.S government or U.S. government-sponsored agencies which have the implied guarantee payment of principal and interest. As of March 31, 2012, approximately $16.9 million in U.S. government agency bonds are callable.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,280	$—	$—	$—	$2,280	$—

Available-for-Sale
Government agency	$10,977	$4	$—	$—	$10,977	$4
Residential mortgage-backed securities	55,729	135	—	—	55,729	135
CMO/REMICs—Residential	196,395	1,050	—	—	196,395	1,050
Municipal bonds	31,823	623	—	—	31,823	623
Other Securities	—	—	—	—	—	—

	$294,924	$1,812	$—	$—	$294,924	$1,812

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs—Residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other Securities	2,500	4	—	—	2,500	4

	$233,909	$1,206	$—	$—	$233,909	$1,206

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 3 – Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

During the first three months of 2012 and 2011, there was no other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

At March 31, 2012, we reported total loans and lease finance receivables, net of deferred loan fees, of $3.43 billion. This represents a decrease of $50.2 million, or 1.44%, from total loans, net of deferred loan fees, of $3.48 billion at December 31, 2011. We attribute the decrease to the following:

•

$57.7 million to the non-covered dairy and livestock portfolio. Historically, our dairy and livestock customers have seasonal borrowing patterns and tend to draw down on available lines of credit in the fourth quarter and repay these advances in the first quarter.

•	$8.8 million decline in non-covered construction loans.

•	$8.3 million decline in purchased mortgage pools.

The non-covered construction loans and purchased mortgage pools are considered non-core lending niches. Our core lending strategy is focused on commercial & industrial business lending, dairy, livestock, and agribusiness lending and commercial real estate loans.

Total loans, net of deferred loan fees, comprise 56.03% of our total earning assets. The following tables present our loan portfolio, excluding held-for-sale loans, segregated into covered versus non-covered loans, by category as of March 31, 2012 and December 31, 2011.

Table 4—Distribution of Loan Portfolio by Type

	As of March 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$497,625	$24,154	$521,779
Real Estate:
Construction	67,382	10,003	77,385
Commercial Real Estate	1,987,798	235,735	2,223,533
SFR Mortgage	165,547	1,918	167,465
Consumer	50,757	7,856	58,613
Municipal lease finance receivables	114,724	68	114,792
Auto and equipment leases, net of unearned discount	17,105	—	17,105
Dairy and Livestock	285,653	374	286,027
Agribusiness	4,925	7,291	12,216

Gross loans	$3,191,516	$287,399	$3,478,915

Less:
Purchase accounting discount	—	(45,456)	(45,456)
Deferred loan fees, net	(5,503)	—	(5,503)

Gross loans, net of deferred loan fees	$3,186,013	$241,943	$3,427,956
Less: Allowance for credit losses	(91,922)	—	(91,922)

Net loans and lease finance receivables	$3,094,091	$241,943	$3,336,034

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	2.89%

	As of December 31, 2011
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$494,299	$29,651	$523,950
Real Estate:
Construction	76,146	18,685	94,831
Commercial Real Estate	1,948,292	223,107	2,171,399
SFR Mortgage	176,442	3,289	179,731
Consumer	51,436	8,353	59,789
Municipal lease finance receivables	113,460	169	113,629
Auto and equipment leases, net of unearned discount	17,370	—	17,370
Dairy and Livestock	343,350	199	343,549
Agribusiness	4,327	24,196	28,523

Gross loans	$3,225,122	$307,649	$3,532,771

Less:
Purchase accounting discount	—	(50,780)	(50,780)
Deferred loan fees, net	(5,395)	—	(5,395)

Gross loans, net of deferred loan fees	$3,219,727	$256,869	$3,476,596
Less: Allowance for credit losses	(93,964)	—	(93,964)

Net loans and lease finance receivables	$3,125,763	$256,869	$3,382,632

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	2.92%

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, land development, commercial property and single- family and multi-family residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy, livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of March 31, 2012.

	March 31, 2012
Non-Covered	Total Non-Covered Loans		Commercial Real Estate Loans
Loans by Market Area	(Dollars in thousands)
Los Angeles County	$1,114,852	34.9%	$768,254	38.7%
Inland Empire	633,955	19.9%	529,301	26.6%
Central Valley	586,531	18.4%	370,014	18.6%
Orange County	480,771	15.1%	193,576	9.7%
Other Areas (1)	375,407	11.7%	126,653	6.4%

	$3,191,516	100.0%	$1,987,798	100.0%

	March 31, 2012
Covered Loans by Market Area	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$14,852	5.2%	$16,417	7.0%
Inland Empire	2,603	0.9%	115	0.0%
Central Valley	241,094	83.8%	211,526	89.7%
Orange County	109	0.1%	—	0.0%
Other Areas (1)	28,741	10.0%	7,677	3.3%

	$287,399	100.0%	$235,735	100.0%

(1)	Other areas include church and hotel loans that are out-of-state or in other areas of California.

Although the California economy appears to be improving based upon current statistics, the current credit and economic environment remain a concern. Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. This table breaks down our real estate portfolio, with the exception of construction loans which are addressed in a separate table.

	March 31, 2012
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Non-Covered Commercial and SFR Real Estate Loans
(Dollars in thousands)
Single Family-Direct	$39,768	1.9%	100.0%	$182
Single Family-Mortgage Pools	125,779	5.8%	100.0%	280
Multifamily	119,229	5.5%	0.5%	1,125
Industrial	623,184	28.9%	35.4%	897
Office	346,180	16.1%	29.9%	916
Retail	310,966	14.4%	11.1%	1,264
Medical	134,817	6.3%	36.9%	1,550
Secured by Farmland	154,096	7.2%	100.0%	1,926
Other	299,326	13.9%	49.9%	1,183

	$2,153,345	100.0%	40.8%	1,071

(1)	Represents percentage of reported owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans totaled $39.8 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $125.8 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans.

	March 31, 2012
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Covered Commercial and SFR Real Estate Loans
(Dollars in thousands)
Single Family-Direct	$1,918	0.8%	100.0%	$87
Multifamily	4,920	2.1%	0.0%	1,230
Industrial	43,871	18.5%	61.0%	696
Office	22,111	9.3%	52.6%	553
Retail	22,387	9.4%	32.4%	700
Medical	15,582	6.6%	82.9%	974
Secured by Farmland	20,788	8.7%	100.0%	462
Other	106,076	44.6%	34.5%	1,310

	$237,653	100.0%	49.6%	961

(1)	Represents percentage of reported owner-occupied in each real estate loan category

As of March 31, 2012, the Company had $67.4 million in non-covered construction loans. This represents 2.11% of total non-covered gross loans outstanding of $3.19 billion. Of this $67.4 million in construction loans, approximately 6.68%, or $4.5 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $62.9 million, were related to commercial construction. The average balance of any single construction loan was approximately $2.7 million. Our construction loans are located throughout our marketplace as can be seen in the table below

As of March 31, 2012, the Company had $77.4 million in construction loans, both non-covered and covered. This represents 2.22% of gross loans outstanding of $3.5 billion. The following table presents a break-down of our non-covered construction loans excluding held for sale loans by county and type.

	March 31, 2012
Non-Covered Construction Loans	SFR & Multi-family
	Land
(Dollars in thousands)	Development			Construction		Total
Los Angeles County	$—		—	$786	69.0%	$786	17.5%
Inland Empire	—		—	—	—	—	—
Central Valley	1,533		45.6%	—	—	1,533	34.1%
Orange County	1,829		54.4%	216	19.0%	2,045	45.4%
Other Areas (1)	—		—	136	12.0%	136	3.0%

	$3,362		100.0%	$1,138	100.0%	$4,500	100.0%

Total Non-Performing	$920		27.4%	$—	—	$920	20.4%

	Commercial
	Land Development			Construction		Total
Los Angeles	$—		—	$25,596	41.4%	$25,596	40.7%
Inland Empire	—		—	17,922	29.0%	17,922	28.5%
Central Valley	—		—	805	1.3%	805	1.3%
Orange County	—		—	—	—	—	—
Other Areas (1)	1,054		100.0%	17,505	28.3%	18,559	29.5%

	$1,054		100.0%	$61,828	100.0%	$62,882	100.0%

Total Non-Performing		—		$8,349	13.5%	$8,349	13.3%

(1)	Other areas include church and hotel loans that are out-of-state or in other areas of California.

The following table presents a break-down of our covered construction loans by county and type.

	March 31, 2012
Covered Construction Loans	SFR & Multi-family
	Land
(Dollars in thousands)	Development		Construction		Total
Central Valley	$2,581	100.0%	$2,107	100.0%	$4,688	100.0%

	$2,581	100.0%	$2,107	100.0%	$4,688	100.0%

	Commercial
	Land Development		Construction		Total
Central Valley	$780	100.0%	$4,535	100.0%	$5,315	100.0%

	$780	100.0%	$4,535	100.0%	$5,315	100.0%

Non-performing Assets (Non-Covered)

Non-covered non-performing assets were $66.7 million at March 31, 2012. Non-performing assets represent 2.09% of total loans and OREO and 1.03% of total assets at March 31, 2012. We had non-performing assets of $76.5 million at December 31, 2011. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

TABLE 6 - Non-Performing Assets, Non-Covered

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$36,692	$38,828
Troubled debt restructured loans (non-performing)	18,620	23,844
Other real estate owned (OREO)	11,427	13,820

Total nonperforming assets	$66,739	$76,492

Troubled debt restructured performing loans	$41,873	$38,554

Percentage of nonperforming assets to total net loans outstanding & OREO	2.09%	2.37%

Percentage of nonperforming assets to total assets	1.03%	1.18%

We had loans with a gross balance of $97.2 million classified as impaired as of March 31, 2012. This balance included the non-performing loans of $55.3 million. Impaired loans which were restructured in a troubled debt restructuring represented $60.5 million, of which $18.6 million were non-performing and $41.9 million were performing, as of March 31, 2012. Of the $18.6 million in non-performing TDRs, $1.8 million are not paying in accordance with the modified terms at March 31, 2012 and the remaining $16.7 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2011, we had impaired loans with a balance of $101.2 million. Impaired loans measured 3.05% as of March 31, 2012, compared to 3.14% of total non-covered loans as of December 31, 2011.

Of the total impaired loans, $66.2 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans, measured using the present value of expected future cash flows discounted at the loans effective rate, was $31.0 million.

At March 31, 2012 and December 31, 2011, TDRs of $41.9 million and $38.6 million, respectively, were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms

At March 31, 2012 and December 31, 2011, there was $20,000 and $27,000 of related allowance on TDRs, respectively, as any impairment amounts identified are charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the three months ended March 31, 2012 and 2011 were zero and $5.8 million, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

As of March 31, 2012, we had $11.4 million in non-covered OREO, compared to $13.8 million as of December 31, 2011, a decrease of $2.4 million. This was primarily due to the sale of three OREO properties with a value of $2.6 million for a gain of $15,000, and write-downs of OREO of $67,000, offset by the transfer of $294,000 from non-performing loans during the first three months of 2012. The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends (Non-Covered Loans) (Dollars in thousands)
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Non-Performing Loans
Residential Construction and Land	$920	$920	$989	$1,080	$4,001
Commercial Construction and Land	8,349	12,397	13,779	23,953	39,975
Residential Mortgage	13,129	16,970	18,792	17,786	18,425
Commercial Real Estate	27,238	25,992	25,454	24,731	34,951
Commercial and Industrial	4,082	3,432	3,277	4,649	7,542
Dairy & Livestock	1,200	2,475	2,574	2,672	2,996
Consumer	308	382	340	179	259
Auto & Equipment Leases	86	104	7	—	1

Total	$55,312	$62,672	$65,212	$75,050	$108,150

% of Total Loans	1.79%	1.95%	2.06%	2.35%	3.33%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	—	—	—	—	1,492
Residential Mortgage	4,109	1,568	—	460	993
Commercial Real Estate	5,798	787		2,590	898
Commercial and Industrial	1,317	3,022	940	675	72
Dairy & Livestock	—	—	—	—	—
Consumer	13	59	14	91	9
Auto & Equipment Leases		20	997	65	167

Total	$11,237	$5,456	$1,951	$3,881	$3,631

% of Total Loans	0.36%	0.17%	0.06%	0.12%	0.11%

OREO
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	7,117	7,117	8,580	7,117	2,709
Commercial Real Estate	4,173	6,566	7,376	6,314	3,322
Commercial and Industrial	137	137	—	—	209
Residential Mortgage	—	—	—	287	—
Consumer	—	—	—	—	—
Auto & Equipment Leases		—	—	—	—

Total	$11,427	$13,820	$15,956	$13,718	$6,240

Total Non-Performing, Past Due & OREO	$77,976	$81,948	$83,119	$92,649	$118,021

% of Total Loans	2.52%	2.55%	2.62%	2.90%	3.63%

We had $55.3 million in non-covered non-performing loans at March 31, 2012, or 1.79% of total non-covered loans. This compares to $62.7 million in non-performing loans at December 31, 2011 and $108.2 million in non-performing loans at March 31, 2011. Five customer relationships make up $22.5 million, or 40.68%, of our non-performing loans at March 31, 2012. Three of these customer relationships are commercial real estate developers (owner/non-owner occupied) and the primary collateral for these loans is commercial real estate properties. Two of the customer relationships are in the dairy and livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These five customer relationships have had total charge-offs of $9.9 million and have $500,000 of related ALLL at March 31, 2012.

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

Non-Performing Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-performing loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2012, there were no covered loans considered as non-performing as described above. There were fourteen properties in covered OREO totaling $6.4 million as of March 31, 2012 compared to sixteen properties totaling $9.8 million as of December 31, 2011.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to expand the customer base and deposits from these customers are crucial elements in the performance of the Company.

Total deposits were $4.68 billion at March 31, 2012. This represented an increase of $75.6 million, or 1.64%, over total deposits of $4.60 billion at December 31, 2011. This increase was due to organic growth primarily from our Centers. The composition of deposits is as follows:

	March 31, 2012		December 31, 2011
	(Dollars in thousands)
Non-interest bearing deposits
Demand deposits	$2,120,382	45.3%	$2,027,876	37.7%
Interest bearing deposits
Savings Deposits	1,762,823	37.7%	1,739,522	38.2%
Time deposits	796,902	17.0%	837,150	24.1%

Total deposits	$4,680,107	100.0%	$4,604,548	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $2.12 billion at March 31, 2012, representing an increase of $92.5 million, or 4.56%, from demand deposits of $2.03 billion at December 31, 2011. Non-interest-bearing demand deposits represented 45.31% of total deposits as of March 31, 2012, compared to 44.04% of total deposits as of December 31, 2011.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.76 billion at March 31, 2012, representing an increase of $23.3 million, or 1.34%, from savings deposits of $1.74 billion at December 31, 2011.

Time deposits totaled $796.9 million at March 31, 2012. This represented a decrease of $40.2 million, or 4.81%, from total time deposits of $837.2 billion at December 31, 2011.

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we first pursue non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we seek to supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 17.53% for the three months ended March 31, 2012, compared to 19.45% for the three months ended December 31, 2011.

At March 31, 2012, borrowed funds totaled $926.3 million. This represented a decrease of $31.7 million, or 3.31%, from total borrowed funds of $958.0 billion at December 31, 2011.

In November 2006, we began a repurchase agreement sweep product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of March 31, 2012 and December 31, 2011, total customer repurchases were $477.6 million and $509.4 million, respectively, with weighted average interest rates of 0.34% and 0.35%, respectively.

We have borrowing agreements with the FHLB. We had outstanding balances of $448.7 million under these agreements at March 31, 2012 and December 31, 2011. The weighted average interest rate was 3.89% at March 31, 2012 and December 31, 2011, respectively. The FHLB holds certain investment securities and loans as collateral for these borrowings.

At March 31, 2012, $2.30 billion of loans and $2.30 billion of investment securities were pledged to secure our FHLB and the Federal Reserve Bank borrowings.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of March 31, 2012:

	Total	Maturity by Period
		Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(Dollars in thousands)
Deposits	$4,680,107	$4,665,264	$9,759	$1,679	$3,405
Customer Repurchase Agreements	477,568	477,568	—	—	—
FHLB borrowings	448,730	—	100,000	348,730	—
Junior Subordinated Debentures	108,250	—	—	—	108,250
Deferred Compensation	9,092	1,001	1,565	1,181	5,345
Operating Leases	21,778	5,260	7,849	4,894	3,775
Advertising Agreements	6,615	1,539	1,930	1,766	1,380

Total	$5,752,140	$5,150,632	$121,103	$358,250	$122,155

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

FHLB borrowings represent the amounts that are due to the FHLB. These borrowings have fixed maturity dates.

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

On April 25, 2012, CVB Financial Corp. (the “Company”) submitted a redemption notice to U.S. Bank National Association, as trustee of the Company’s trust subsidiary, CVB Statutory Trust I (the “Trust”). The issuance of the notice will result in the redemption of fifty percent (50%) of the outstanding capital and common securities issued by the Trust in the principal amount of approximately $20,619,000, together with distributions accrued thereon. The redemption will be effective as of June 17, 2012.

Deferred compensation represents the amounts that are due to former employees’ based on salary continuation agreements as a result of acquisitions and amounts due to current employees under our deferred compensation plans.

Operating leases represent the total minimum lease payments due under non-cancelable operating leases.

Advertising agreements represent the amounts that are due on various agreements that provide advertising benefits to the Company.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at March 31, 2012:

	Total	Maturity by Period
		Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	( Dollars in thousands )
Commitments to extend credit	$618,348	$471,762	$67,891	$16,887	$61,808
Obligations under letters of credit	61,955	54,664	7,091	200	—

Total	$680,303	$526,426	$74,982	$17,087	$61,808

As of March 31, 2012, we had commitments to extend credit of approximately $618.3 million, obligations under letters of credit of $62.0 million and available lines of credit totaling $2.22 billion from correspondent banks, FHLB and the Federal Reserve Bank. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $9.6 million as of March 31, 2012 and December 31, 2011 included in other liabilities.

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

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first three months of 2012, the loan to deposit ratio averaged 73.73%, compared to an average ratio of 80.59% for the same period in 2011. The ratio of loans to deposits and customer repurchases averaged 66.07% for the first three months of 2012 and 71.56% for the same period in 2011.

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

At March 31, 2012, approximately $90.4 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of March 31, 2012, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $34.6 million for the first three months of 2012, compared to $27.5 million for the same period last year. The increase in cash provided by operating activities is primarily attributed to a decrease in income taxes paid, partially offset by a decrease in proceeds from the FDIC loss sharing agreement and a decrease in interest paid.

Net cash used in investing activities totaled $133.1 million for the first three months of 2012, compared to $27.4 million for the same period in 2011. The cash used in investing activities was primarily the result of an increase in the purchase of investment securities during the first three months of 2012 and a decrease in loan and lease finance receivables.

Net cash provided by financing activities totaled $29.5 million for the first three months of 2012, compared to net cash used in financing activities of $5.3 million for the same period last year. The cash provided by financing activities during the first three months of 2012 was primarily due to an increase in transaction deposits, partially offset by a decrease in time deposits and customer repurchase agreements. The cash used during the first three months of 2011 was primarily due to a decrease in time deposits offset by an increase in customer repurchase agreements.

At March 31, 2012, cash and cash equivalents totaled $276.3 million. This represented a decrease of $122.7 million, or 30.76%, from a total of $399.1 million at March 31, 2011 and a decrease of $69.0 million, or 19.99%, from a total of $345.3 million at December 31, 2011.

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

The Company’s equity capital was $730.0 million at March 31, 2012. This represented an increase of $15.2 million, or 2.13%, from equity capital of $714.8 million at December 31, 2011. The increase during the first quarter of 2012 resulted primarily from $22.3 million in net earnings, partially offset by an $8.9 million common stock dividend paid.

The Company’s 2011 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 19 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At March 31, 2012, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first three months of 2012, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.085 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first quarter of 2012, we repurchased zero of our common stock outstanding. As of March 31, 2012, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2012, and December 31, 2011.

Table 6 - Regulatory Capital Ratios

	Adequately Capitalized Ratios	Well Capitalized Ratios	March 31, 2012		December 31, 2011
Capital Ratios			CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.35%	11.24%	11.19%	10.92%
Tier 1 risk-based capital ratio	4.00%	6.00%	18.18%	17.98%	17.79%	17.36%
Total risk-based capital ratio	8.00%	10.00%	19.44%	19.24%	19.05%	18.63%

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

The Company obtains a quarterly independent credit review by engaging an outside party to review a sample of our loans and leases. The primary purpose of this review is to evaluate our existing loan ratings and provide an assessment as to the effectiveness of our allowance process.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systematic methodology consists of two major phases.

In the first phase, individual loans are reviewed to identify loans for impairment. A loan is generally considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan. A loan for which there is an insignificant delay in the amount of payments is not considered an impaired loan. Utilizing one of the three methods described in ASC 310-10-35-22, impairment is measured based on either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the loan’s impairment, we then take appropriate steps to ensure an appropriate level of allowance is present or established, including possible charge-off.

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

Included in this second phase is our consideration of all known relevant internal and external factors that may affect a loan’s collectability. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. We perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States,

•	credit quality trends (including trends in past due loans, adversely graded loans, and non-performing loans expected to result from existing conditions),

•	collateral values, including changes in the value of underlying collateral for collateral-dependent loans.

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	changes in loan volumes,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	the effect of external factors such as legal and regulatory requirements, including bank regulatory examination results and findings of the Company’s external credit examiners.

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

The allowance for credit losses was $91.9 million as of March 31, 2012. This represents a decrease of $2.0 million, or 2.17%, compared to the allowance for credit losses of $94.0 million as of December 31, 2011. Activity in the allowance for credit losses was as follows for the first three months of 2012 and for the year ended December 31, 2011.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Balance, beginning of year	$93,964	$105,259
Provision charged to operations	—	7,068
Loans charged off	(2,356)	(20,521)
Recoveries on loans previously charged off	314	2,158

Balance, end of period	$91,922	$93,964

The table below presents a comparison of net credit losses, the provision for credit losses, and the resulting allowance for credit losses for the three months ended March 31, 2012 and 2011.

Summary of Credit Loss Experience

(Non-Covered Loans)

	As of and For Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Amount of Total Loans at End of Period (1)	$3,186,013	$3,249,688

Average Total Loans Outstanding (1)	$3,176,919	$3,317,201

Allowance for Credit Losses at Beginning of Period	$93,964	$105,259

Loans Charged-Off:
Construction	—	$6,160
Real Estate	530	2,471
Commercial and Industrial	560	689
Dairy & Livestock	1,150	2,204
Consumer, Auto and Other Loans	85	120

Total Loans Charged-Off	2,325	11,644

Recoveries:
Construction	27	—
Real Estate Loans	221	581
Commercial and Industrial	62	142
Dairy & Livestock	—	—
Consumer, Auto and Other Loans	4	52

Total Loans Recovered	314	775

Charged-Offs, net of recoveries	2,011	10,869

Other reallocation	(31)	(391)
Provision Charged to Operating Expense	—	7,068

Allowance for Credit Losses at End of period	$91,922	$101,067

Net Loans Charged-Off to Average Total Loans	0.06%	0.33%
Net Loans Charged-Off to Total Loans at End of Period	0.06%	0.33%
Allowance for Credit Losses to Average Total Loans	2.89%	3.05%
Allowance for Credit Losses to Total Loans at End of Period	2.89%	3.11%
Net Loans Charged-Off to Allowance for Credit Losses	2.19%	10.75%
Net Loans Charged-Off to Provision for Credit Losses	—	153.78%

(1)	Net of deferred loan origination fees.

While we believe that the allowance at March 31, 2012, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We have two issuances of trust preferred securities totaling $10.7 million with two large financial institutions.

•	Most of our investment securities are either municipal securities or securities backed by mortgages, Fannie Mae, Freddie Mac or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXV or above, except for our travel/accident carrier who is rated AVIII.

•

We have no significant exposure to our Cash Surrender Value of Life Insurance since 97.4% of the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A- or greater and only one company has a B+ rating.

•

We have no significant Counterparty exposure related to derivatives such as interest rate swaps with a major financial institution as our agreement requires Counterparty to post cash collateral for mark-to-market balances due to us.

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

Approximately $1.68 billion, or 72%, of the total investment portfolio at March 31, 2012 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

We also utilize the results of a simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of our net interest income is measured over rolling two-year horizons.

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

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2012:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 200 basis points	(1.61%)
- 100 basis points	0.37%

Currently, the Company’s balance sheet is slightly liability sensitive. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash-flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

In general, transaction risk is defined as high, medium or low by the internal audit process. The audit plan ensures that high risk areas are reviewed annually. We utilize internal auditors and independent professional service firms to test key controls of operational processes and to audit information systems, compliance management program, loan review and trust services.

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

Our Risk Management Policy and Program and the Code of Ethical Conduct are the cornerstones for controlling compliance risk. An integral part of controlling this risk is the proper training of associates. The Chief Risk Officer is responsible for developing and executing a comprehensive compliance training program. The Chief Risk Officer will ensure that each associate is provided with adequate training relevant to their job function to ensure compliance with banking laws and regulations.

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

The Risk Management Division conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to ensure that our associates are adhering to established policies and procedures. The Chief Risk Officer will notify the appropriate department head and the Management Compliance Committee, the Audit Committee and the Risk Management Committee of any material exceptions noted.

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we try to ensure that all complaints are given prompt attention. Our Risk Management Policy and Program include provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews all formal complaints to determine if a significant compliance risk exists and communicates those findings to the Risk Management Committee.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of March 31, 2012, the Company does not have any significant litigation reserves.

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

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The complaint seeks compensatory damages and other relief in favor of the purported class. On May 13, 2011, defendants filed a motion to dismiss the consolidated complaint. Following the filing by each side of supplemental motions and memoranda, the District Court conducted a hearing on August 29, 2011. The District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed an amended complaint against the same defendants, and the Company filed its motion to dismiss the Plaintiff’s amended complaint on March 26, 2012. The Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties filed a notice on September 30, 2011 to postpone the Court’s hearing on the defendants’ demurrer until January 12, 2012, and this postponement was subsequently extended to September 6, 2012.

Because we are in the early stages of these proceedings, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS

Except for the following two paragraphs, there were no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” in this Quarterly Report on Form 10-Q.

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

Examples of recent global and national events and developments that could have one or more of the impacts or effects described above may include Standard & Poor’s decision in 2011 to downgrade the U.S. Government’s credit rating (and the possibility of similar actions by other statistical rating agencies), and uncertainty and possible economic turmoil resulting from concerns about government debt levels, currency values and the risk of economic contraction in Europe. These events could create global or national financial dislocation, and cause the interest rates on our borrowings and our cost of capital to fluctuate significantly. These adverse consequences could extend to the borrowers of the loans that we own and originate and, as a result, could materially and adversely affect returns on our investments, the ability of our borrowers to continue to pay their debt service or refinance and repay their loans and other obligations as they become due and our ability to continue to originate assets on favorable terms. Any such adverse consequences could also result in significant volatility in global stock markets, which could cause the market price of our common stock to decrease. In addition, there may be other events and developments, similar in consequence or concern, that we cannot currently predict and whose current or future impact or effect on the Company and the Bank cannot be precisely quantified.

We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. We are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cyber-security risks but these cyber-attacks are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Any compromise of our security could result in a violation of privacy or other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock. As of March 31, 2012, we have the authority to repurchase up to 7,765,171 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. During 2011 and 2010, we repurchased 1,594,488 and 640,341 shares of common stock at the average price of $7.86 and $8.07, respectively. The shares are canceled and retired upon repurchase. There is no expiration date for our current stock repurchase program. During the first quarter of 2012, there were no purchases of our common stock outstanding.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished, not filed

(1) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: May 10, 2012

/s/ Richard C. Thomas
Duly Authorized Officer and Chief Financial Officer