Form 10-Q
period 2012-06-30
CVB FINANCIAL CORP
filed 2012-08-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of common stock of the registrant:104,786,079 outstanding as of July 30, 2012.

CVB FINANCIAL CORP.

2012 QUARTERLY REPORT ON FORM 10-Q

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of property inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown or decline in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; the cost or effect of acquisitions we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, banking, securities, employment, executive compensation, insurance, and information security) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; cyber-security threats including loss of system functionality or theft or loss of data; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share, retain customers and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or reviews. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$105,199	$35,407
Interest-earning balances due from Federal Reserve	371,496	309,936

Total cash and cash equivalents	476,695	345,343

Interest-earning balances due from depository institutions	60,000	60,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,184,386 at June 30, 2012 and $2,130,029 at December 31, 2011)	2,259,531	2,201,526
Investment securities held-to-maturity	2,191	2,383
Investment in stock of Federal Home Loan Bank (FHLB)	65,814	72,689

Non-covered loans held-for-sale	2,880	348
Covered loans held-for-sale	—	5,664

Loans and lease finance receivables, excluding covered loans	3,174,908	3,219,727
Allowance for credit losses	(91,892)	(93,964)

Net non-covered loans and lease finance receivables	3,083,016	3,125,763

Covered loans and lease finance receivables, net	210,147	256,869

Premises and equipment, net	36,462	36,280
Bank owned life insurance	117,610	116,132
Accrued interest receivable	22,385	23,512
Intangibles	4,279	5,548
Goodwill	55,097	55,097
FDIC loss sharing asset	40,897	59,453
Non-covered other real estate owned	10,394	13,820
Covered other real estate owned	3,240	9,782
Income taxes	25,615	48,033
Other assets	47,710	44,673

TOTAL ASSETS	$6,523,963	$6,482,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,252,280	$2,027,876
Interest-bearing	2,446,570	2,576,672

Total deposits	4,698,850	4,604,548
Customer repurchase agreements	467,636	509,370
Borrowings	448,798	448,662
Accrued interest payable	3,355	3,526
Deferred compensation	8,940	8,735
Junior subordinated debentures	87,631	115,055
Other liabilities	60,500	78,205

TOTAL LIABILITIES	5,775,710	5,768,101

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 104,807,879 at June 30, 2012 and 104,482,271 at December 31, 2011	483,226	479,973
Retained earnings	221,443	193,372
Accumulated other comprehensive income, net of tax	43,584	41,469

Total stockholders’ equity	748,253	714,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,523,963	$6,482,915

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans held-for-sale	$6	$10	$10	$29
Loans and leases, including fees	47,692	48,980	93,720	98,325
Accelerated accretion on acquired loans	7,521	5,707	12,213	7,658

Loans, including fees	55,219	54,697	105,943	106,012

Investment securities:
Taxable	8,786	10,152	17,956	18,990
Tax-advantaged	5,785	5,921	11,581	11,840

Total investment income	14,571	16,073	29,537	30,830

Dividends from FHLB	94	66	184	131
Federal funds sold and interest-bearing deposits with other institutions	295	346	580	721

Total interest income	70,179	71,182	136,244	137,694

Interest expense:
Deposits	1,554	2,220	3,207	5,008
Borrowings	4,876	5,742	9,847	11,538
Junior subordinated debentures	789	825	1,628	1,644

Total interest expense	7,219	8,787	14,682	18,190

Net interest income before provision for credit losses	62,960	62,395	121,562	119,504
Provision for credit losses	—	—	—	7,068

Net interest income after provision for credit losses	62,960	62,395	121,562	112,436

Noninterest income:
Net impairment loss on investment securities recognized in earnings	—	(119)	—	(119)
Service charges on deposit accounts	4,068	4,029	8,192	7,752
Trust and investment services	2,042	2,259	4,227	4,412
Bankcard services	1,007	816	1,926	1,524
BOLI Income	740	1,149	1,490	1,856
Decrease in FDIC loss sharing asset, net	(9,336)	(1,689)	(12,280)	(274)
Other	3,771	(451)	3,993	821

Total noninterest income	2,292	5,994	7,548	15,972

Noninterest expense:
Salaries and employee benefits	16,646	18,220	33,367	35,880
Occupancy and equipment	3,624	4,081	7,572	8,402
Professional services	1,702	5,028	3,693	8,637
Software licenses and maintenance	989	1,075	1,898	2,035
Promotion	1,314	1,205	2,565	2,530
Amortization of Intangibles	452	866	1,268	1,767
Provision for unfunded commitments	—	—	—	732
OREO expense	323	1,670	1,053	2,776
Other	3,899	5,010	7,745	10,701

Total noninterest expense	28,949	37,155	59,161	73,460

Earnings before income taxes	36,303	31,234	69,949	54,948
Income taxes	12,684	10,196	24,062	17,310

Net earnings	$23,619	$21,038	$45,887	$37,638

Other comprehensive income:
Unrealized (loss) gain on securities arising during the period	$3,720	$28,316	$3,647	$32,607
Less: Reclassification adjustment for net gain on securities included in net income	—	(119)	—	(119)

Other comprehensive income, before tax	3,720	28,435	3,647	32,726
Income tax related to items of other comprehensive income	(1,563)	(12,009)	(1,532)	(13,745)

Other comprehensive income, net of tax	$2,157	$16,426	$2,115	$18,981

Comprehensive income	$25,776	$37,464	$48,002	$56,619

Basic earnings per common share	$0.23	$0.20	$0.44	$0.35

Diluted earnings per common share	$0.23	$0.20	$0.44	$0.35

Cash dividends per common share	$0.085	$0.085	0.17	0.17

See accompanying notes to condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(Dollars and shares in thousands)

Balance January 1, 2011	106,076	$490,226	$147,444	$6,185	$643,855
Exercise of stock options	8	57			57
Tax benefit from exercise of stock options		2			2
Stock-based Compensation Expense		1,187			1,187
Cash dividends declared
Common ($0.17 per share)			(18,035)		(18,035)
Net earnings			37,638		37,638
Other comprehensive income				18,981	18,981

Balance June 30, 2011	106,084	$491,472	$167,047	$25,166	$683,685

Balance January 1, 2012	104,482	$479,973	$193,372	$41,469	$714,814
Exercise of stock options	326	2,240			2,240
Tax benefit from exercise of stock options		176			176
Stock-based Compensation Expense		837			837
Cash dividends declared
Common ($0.17 per share)			(17,816)		(17,816)
Net earnings			45,887		45,887
Other comprehensive income				2,115	2,115

Balance June 30, 2012	104,808	$483,226	$221,443	$43,584	$748,253

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$135,863	$135,906
Service charges and other fees received	18,983	16,241
Interest paid	(14,716)	(18,563)
Cash paid to vendors and employees	(58,934)	(64,133)
Income taxes paid	(3,000)	(57,000)
Proceeds from FDIC loss sharing agreements	6,276	29,180

Net cash provided by operating activities	84,472	41,631

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB Stock	6,875	7,000
Proceeds from repayment of investment securities	254,040	154,634
Proceeds from maturity of investment securities	65,652	41,340
Purchases of investment securities	(403,285)	(350,443)
Net decrease in loans and lease finance receivables	103,264	192,817
Proceeds from sales of premises and equipment	25	147
Proceeds from sales of other real estate owned	13,478	4,866
Purchase of premises and equipment	(2,913)	(459)

Net cash provided by investing activities	37,136	49,902

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	169,280	187,962
Net decrease in time deposits	(74,978)	(202,517)
Net decrease in other borrowings	—	566
Net decrease in customer repurchase agreements	(41,734)	(6,768)
Repayment of FCB Statutory Trust II	(6,805)	—
Partial Repayment of CBB Statutory Trust I	(20,619)	—
Cash dividends on common stock	(17,816)	(18,035)
Proceeds from exercise of stock options	2,240	57
Tax benefit related to exercise of stock options	176	2

Net cash provided by (used in) financing activities	9,744	(38,733)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	131,352	52,800
CASH AND CASH EQUIVALENTS, beginning of period	345,343	404,275

CASH AND CASH EQUIVALENTS, end of period	$476,695	$457,075

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$45,887	$37,638
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of capitalized prepayment penalty on borrowings	136	—
(Gain)/loss on sale of premises and equipment	6	(13)
(Gain)/loss on sale of other real estate owned	(825)	(74)
Credit-related impairment loss on investment securities held-to-maturity	—	119
Increase from bank owned life insurance	(1,478)	(1,856)
Net amortization of premiums on investment securities	11,123	5,848
Accretion of SJB Discount	(12,213)	(7,658)
Provisions for credit losses	—	7,068
Provisions for losses on other real estate owned	318	2,347
Change in FDIC loss sharing Asset	12,280	274
Stock-based compensation	837	1,187
Depreciation and amortization	3,968	4,995
Proceeds from FDIC loss sharing agreements	6,276	29,180
Change in accrued interest receivable	1,127	647
Change in accrued interest payable	(171)	(508)
Change in other assets and liabilities	17,201	(37,563)

Total adjustments	38,585	3,993

NET CASH PROVIDED BY OPERATING ACTIVITIES	$84,472	$41,631

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$2,335	$5,884
Transfer from loans to Other Real Estate Owned	$3,003	$17,538

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2012, and 2011

(unaudited)

1.	BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. and its wholly owned subsidiaries (the “Company”): Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, and CVB Statutory Trust III. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), these trusts do not meet the criteria for consolidation.

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

2.	BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Reclassification – Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3.	SIGNIFICANT ACCOUNTING POLICIES

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

Loans Held-for-Sale – Loans held-for-sale include mortgage loans originated for resale and other non-covered or covered loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value. Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Cost generally approximates fair value at any reporting date, as the mortgage loans were recently originated. The transfer of the loan to held-for-sale is done at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for credit losses (“ALLL”). Any subsequent decline in value or any subsequent gain on sale of the loan is recorded to current earnings and reported as part of other non-interest income. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any mortgage loans sold.

Loans and Lease Finance Receivables – Non-covered loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are unfunded amounts are not reflected in the accompanying condensed consolidated financial statements.

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

Troubled Debt Restructurings – Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions that result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. Where collateral is offered by a borrower and it is significant in proportion to the nature of the concession requested, to the extent that it substantially reduces the Company’s risk of loss we may provide a concession. In such cases, these modifications are not considered a TDR- as, in substance, no concession was made as a result of the significant additional collateral obtained.

When determining whether or not a loan modification is a TDR under ASC 310-40, the Company evaluates loan modification requests from borrowers experiencing financial difficulties on a case-by-case basis. Any such modifications granted are unique to the borrower’s circumstances, and because the Company’s focus in the commercial lending sector with its unique attributes are dependent on the characteristics of each business customer, modifications of loans to those customers are not easily categorized by type, key features, or other terms, but are evaluated individually based on all relevant facts and circumstances pertaining to the modification request and the borrower’s/guarantor’s financial condition at the time of the request. The evaluation of whether or not the borrower is experiencing financial difficulties will include, among other relevant factors considered by the Company, a review of significant factors such as (i) whether the borrower is in default on any of its debt, (ii) whether the borrower is experiencing payment delinquency, (iii) whether the global cash flows of the borrower and the owner guarantor(s) of the borrower have diminished below what is necessary to service existing debt obligations, (iv) whether the borrowers’ forecasted cash flows will be insufficient to service the debt in future periods or in accordance with the contractual terms of the existing agreement through maturity, (v) whether the borrower is unable to refinance the subject debt from other financing sources with similar terms, and (vi) whether the borrower is in jeopardy as a going-concern and/or considering bankruptcy. In any case, the debtor is presumed to be experiencing financial difficulties if the Company determines it is probable the debtor will default on the original loan if the modification is not granted.

The types of loans subject to modification vary greatly, but during the subject period are concentrated in commercial and industrial loans, dairy and agricultural loans, and term loans to commercial real estate investors. Some examples of key features include payment deferrals and delays, interest rate reductions, and extensions or renewals where the contract rate may or may not be below the market rate of interest for debt with similar characteristics as those of the modified debt. The typical length of the modified terms ranges from three (3) to twelve (12) months; however, all actual modified terms will depend on the facts, circumstances and attributes of the specific borrower requesting a modification. In general, after a careful evaluation of all relevant facts and circumstances taken together, including the nature of any concession, certain modification requests will result in troubled debt restructurings while certain other modifications will not, pursuant to the criteria and judgments as discussed throughout this report. In certain cases, modification requests for delays or deferrals of principal were evaluated and determined to be exempt from TDR reporting because they constituted insignificant delays under ASC 310-40-15.

In situations where the Company has determined that the borrower is experiencing financial difficulties and is evaluating whether a concession is insignificant, and therefore does not result in a troubled debt restructuring, the analysis is based on an evaluation of both the amount and the timing of the restructured payments, including the following factors:

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

Most modified loans not classified and accounted for as troubled debt restructurings were performing and paying as agreed under their original terms in the six-month period immediately preceding a request for modification. Subsequently, these modified loans continue to perform under the modified terms and deferrals that amounted to insignificant delays which is supported by the fact and circumstances of each individual loan as described above. Payment performance continues to be monitored once modifications are made. The Company’s favorable experience regarding “re-defaults” under modified terms, or upon return of the loan to its original terms, indicates that such relief may improve ultimate collection and reduces the Company’s risk of loss.

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

The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that represents the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, is generally charged off and recorded against the allowance for credit losses at the time impairment is measurable and a probable loss is determined. As a result, most of the TDRs have no specific allowance allocated because, consistent with the Company’s stated practice, any impairment is typically charged off in the period in which it is identified. Impairment on collateral dependent restructured loans is measured by determining the amount the impaired loan exceeds the fair value of the collateral less estimated selling costs. The fair value is generally determined by an appraisal of the collateral performed by a Company approved third-party independent appraiser. The majority of impaired loans that are collateral dependent are charged-off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.

Appraisals of the collateral for impaired collateral dependent loans are typically ordered at the time the loan is identified as showing signs of inherent weakness. These appraisals are normally updated at least annually, or more frequently, if there are concerns or indications that the value of the collateral may have changed significantly since the previous appraisal. On exception, a specific valuation allowance is only recorded on collateral dependent impaired loans when a current appraisal is not yet available, a recent appraisal is still under review or on single-family mortgage loans if the loans are currently under review for a loan modification. Such valuation allowances are generally based on previous appraisals adjusted for current market conditions, based on preliminary appraisal values that are still being reviewed or for single-family loans under review for modification on an appraisal or indications of comparable home sales from external sources.

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

There are different qualitative risks for the loans in each portfolio segment. The construction and real estate segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan as well as the operating cash flow for commercial real estate properties. The commercial and industrial segment’s predominant risk characteristics are the cash flow of the businesses we lend to, the global cash flows and liquidity of the guarantors as well as economic and market conditions. The dairy and livestock segment’s predominant risk characteristics are milk and beef prices in the market as well as the cost of feed and cattle. The municipal lease segment’s predominant risk characteristics are the municipality’s general financial condition and tax revenues or if applicable the specific project related financial condition. The consumer, auto and other segment’s predominant risk characteristics are employment and income levels as it relates to consumers and cash flows of the businesses as it relates to equipment and vehicle leases to businesses. The Agribusiness segment’s predominant risk characteristics are the supply and demand conditions of the product, production seasonality, the scale of operations and ability to control costs, the availability and cost of water, and operator experience.

The Company’s methodology is consistently applied across all portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. A key factor in the Company’s methodology is the loan risk rating (Pass, Special Mention, Substandard, Doubtful and Loss). Loan risk ratings are updated as facts related to the loan or borrower become available. In addition, all term loans in excess of $1.0 million are subject to an annual internal credit review process where all factors underlying the loan, borrower and guarantors are reviewed and may result in changes to the loan’s risk rating. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

FDIC Loss Sharing Asset – On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) from the FDIC in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single- family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively for commercial and single-family residential loans from the acquisition date.

The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the loss estimates on the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Goodwill and Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company selected July 1 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was zero recorded impairment as of June 30, 2012.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

At June 30, 2012, goodwill was $55.1 million. As of June 30, 2012, intangible assets that continue to be subject to amortization include core deposit premiums of $4.3 million (net of $27.7 million of accumulated amortization). Amortization expense for such intangible assets was $1.3 million for the six months ended June 30, 2012. Estimated amortization expense for the remainder of 2012 is expected to be $891,000. Estimated amortization expense for the succeeding years is $1.1 million for 2013, $475,000 for 2014, $437,000 for 2015, $395,000 for 2016 and $955,000 for the period from 2017 to 2019. The weighted average remaining life of intangible assets is approximately 1.3 years.

Fair Value of Financial Instruments – We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in Note 7 to the condensed consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

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

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at June 30, 2012 was 104,807,879. The tables below presents the reconciliation of earnings per share for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amount)
Earnings per common share
Net earnings available to common shareholders	$23,619	$21,038	$45,887	$37,638
Less: Net earnings allocated to restricted stock	82	82	149	148

Net earnings allocated to common shareholders (numerator)	$23,537	$20,956	$45,738	37,490

Weighted Average Shares Outstanding (denominator)	104,378	105,659	104,341	105,655
Earnings per common share	$0.23	$0.20	$0.44	0.35

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$23,537	$20,956	$45,738	$37,490

Weighted Average Shares Outstanding	104,378	105,659	104,341	105,655
Incremental shares from assumed exercise of outstanding options	240	105	221	79

Diluted Weighted Average Shares Outstanding (denominator)	104,618	105,764	104,562	105,734
Diluted earnings per common share	$0.23	$0.20	$0.44	0.35

Stock-Based Compensation – At June 30, 2012, the Company has three stock-based employee compensation plans, which are described more fully in Note 18 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

Derivative Financial Instruments – All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the condensed consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes, and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

Other Contingencies – In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information Item 1. “Legal Proceedings,” at June 30, 2012 the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements – In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The provisions of ASU No. 2011-03 modify the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The Company adopted the provisions of ASU No. 2011-03 prospectively for transactions or modifications of existing transactions that occurred on or after January 1, 2012. As the Company accounted for all of its repurchase agreements as collateralized financing arrangements prior to the adoption of ASU No. 2011-03, the adoption had no impact on the Company’s condensed consolidated financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s condensed consolidated financial statements. See Note 7 to the condensed consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

4.	FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK

On October 16, 2009 the Bank acquired SJB and entered into a loss sharing agreement with the FDIC that is more fully discussed in the Significant Accounting Policies (Note 3) included herein.

Loans acquired from the SJB acquisition have been performing better than originally expected. At June 30, 2012, the remaining discount associated with the SJB loans approximates $36.5 million. Based on the current re-forecast of expected cash flows, approximately $17 million of the discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.5 years and 2.0 years, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $40.9 million at June 30, 2012 will be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 2.5 years.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$32,172	$190	$—	$32,362	1.43%
Residential mortgage-backed securities	839,345	23,977	—	863,322	38.21%
CMO’s / REMIC’s – Residential	709,884	9,679	(1,043)	718,520	31.80%
Municipal bonds	592,528	42,741	(418)	634,851	28.10%
Other securities	10,457	19	—	10,476	0.46%

Total Investment Securities	$2,184,386	$76,606	$(1,461)	$2,259,531	100.00%

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,273	$234	$—	$46,507	2.11%
Residential mortgage-backed securities	869,847	18,487	(334)	888,000	40.33%
CMO’s / REMIC’s – Residential	594,866	10,307	(665)	604,508	27.46%
Municipal bonds	608,575	43,665	(203)	652,037	29.62%
Other securities	10,468	10	(4)	10,474	0.48%

Total Investment Securities	$2,130,029	$72,703	$(1,206)	$2,201,526	100.00%

Approximately 71% of the available-for-sale portfolio at June 30, 2012 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2012 and December 31, 2011. We have $3.4 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored).

There were zero realized gains or losses for the first half of 2012, compared to an impairment loss of $119,000 for the same period in 2011.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,191	$—	$—	$—	$2,191	$—

Available-for-Sale
Government agency	$2,957	$—	$—	$—	$2,957	$—
Residential mortgage-backed securities	33	—	—	—	33	—
CMO/REMICs – Residential	144,220	1,043	—	—	144,220	1,043
Municipal bonds	19,047	418	—	—	19,047	418
Other Securities	—	—	—	—	—	—

	$166,257	$1,461	$—	$—	$166,257	$1,461

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs – Residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other Securities	2,500	4	—	—	2,500	4

	$233,909	$1,206	$—	$—	$233,909	$1,206

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

CMO Held-to-Maturity – We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 at the time the financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of June 30, 2012, the unrealized loss on this security was zero and the fair value on the security was 58% of the current par value. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of June 30, 2012. The key assumptions include default rates, severities and prepayment rates. This security was determined to be credit impaired during 2009 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. In 2009, we recognized an other-than-temporary impairment of $2.0 million reduced by $1.7 million for the non-credit portion which was reflected in other comprehensive income. The remaining loss of $323,000 was recognized in earnings for the year ended December 31, 2009. This Alt-A bond, with a book value of $2.2 million as of June 30, 2012, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income.

There were no changes in credit related other-than temporary impairment recognized in earnings for the six months ended June 30, 2012, compared to an other-than-temporary impairment loss of $119,000 recognized during the same period in 2011.

Government Agency & Government-Sponsored Enterprise – The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at June 30, 2012.

Mortgage-Backed Securities and CMO/REMICs – Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with an average life of approximately 3.5 years. Of the total MBS/CMO, 99.79% have the implied guarantee of U.S. government-sponsored agencies. The remaining 0.21% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. At June 30, 2012, there was no unrealized loss greater than 12 months.

Municipal Bonds – The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 9.8 years. There were zero securities with an unrealized loss greater than 12 months and all municipal securities were performing at June 30, 2012. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2012.

We are continually monitoring the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. We continue to monitor municipalities, which includes a review of the respective municipalities’ audited financial statements to determine whether there are any audit or performance issues. We use outside brokers to assist us in these analyses. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities are exhibiting financial problems that would lead us to believe that there is an OTTI for any given security.

At June 30, 2012 and December 31, 2011, investment securities having an amortized cost of approximately $2.10 billion and $1.85 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2041, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Due in one year or less	$74,855	$76,163	3.79%
Due after one year through five years	1,834,793	1,889,321	2.64%
Due after five years through ten years	234,495	250,032	3.52%
Due after ten years	40,243	44,015	3.98%

	$2,184,386	$2,259,531	2.80%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2012.

6.	LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of the components of loan and lease finance receivables:

	As of June 30, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$523,816	$22,914	$546,730
Real Estate:
Construction	68,312	6,448	74,760
Commercial Real Estate	1,965,011	201,765	2,166,776
SFR Mortgage	159,633	1,891	161,524
Consumer	48,460	7,214	55,674
Municipal lease finance receivables	109,816	—	109,816
Auto and equipment leases, net of unearned discount	15,137	—	15,137
Dairy and Livestock	281,027	—	281,027
Agribusiness	9,403	6,417	15,820

Gross loans	$3,180,615	$246,649	$3,427,264
Less:
Purchase accounting discount	—	(36,502)	(36,502)
Deferred loan fees, net	(5,707)	—	(5,707)

Gross loans, net of deferred loan fees	$3,174,908	$210,147	$3,385,055
Less: Allowance for credit losses	(91,892)	—	(91,892)

Net loans and lease finance receivables	$3,083,016	$210,147	$3,293,163

	As of December 31, 2011
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$494,299	$29,651	$523,950
Real Estate:
Construction	76,146	18,685	94,831
Commercial Real Estate	1,948,292	223,107	2,171,399
SFR Mortgage	176,442	3,289	179,731
Consumer	51,436	8,353	59,789
Municipal lease finance receivables	113,460	169	113,629
Auto and equipment leases, net of unearned discount	17,370	—	17,370
Dairy and Livestock	343,350	199	343,549
Agribusiness	4,327	24,196	28,523

Gross loans	$3,225,122	$307,649	$3,532,771
Less:
Purchase accounting discount	—	(50,780)	(50,780)
Deferred loan fees, net	(5,395)	—	(5,395)

Gross loans, net of deferred loan fees	$3,219,727	$256,869	$3,476,596
Less: Allowance for credit losses	(93,964)	—	(93,964)

Net loans and lease finance receivables	$3,125,763	$256,869	$3,382,632

As of June 30, 2012, 63.20% of the total loan portfolio consisted of commercial real estate loans and 2.20% of the total loan portfolio consisted of construction loans, respectively. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At June 30, 2012, the Company held approximately $1.51 billion of fixed rate loans.

At June 30, 2012 and December 31, 2011, loans totaling $2.33 billion and $2.31 billion, respectively, were pledged to secure the borrowings from the FHLB and the Federal Reserve Bank.

The following is the activity of loans held-for-sale for the periods indicated:

Non-Covered Loans Held-for-Sale Activity

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$630	$3,505	$348	$2,954

Originations of mortage loans	10,443	4,972	16,182	16,481
Sales of mortgage loans	(8,193)	(5,063)	(13,650)	(16,021)
Transfer of mortgage loans to held for investment	—	(417)	—	(417)
Sales of other loans	—	—	—	—
Transfers of other loans to held for sale	—	6,000	—	6,000
Write-down of loans held for sale	—	(1,656)	—	(1,656)

Balance, end of period	$2,880	$7,341	$2,880	$7,341

Covered Loans Held-for-Sale Activity

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$3,771	$—	$5,664	$—

Originations of mortage loans	—	—	—	—
Sales of mortgage loans	—	—	—	—
Transfer of other loans to held for investment	—	—	—	—
Sales of other loans	(3,745)	—	(3,745)	—
Transfers of other loans to held for sale	—	—		—
Write-down of loans held for sale	—	—	(1,219)	—
Payment on other loans	(26)		(700)

Balance, end of period	$—	$—	$—	$—

Occasionally, the Company may decide to retain and not sell certain mortgage loans originated and will transfer them to its held-for-investment loan portfolio. This is generally done for customer service purposes.

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

The following table summarizes our internal risk grouping by loan class as of June 30, 2012 and December 31, 2011:

Credit Quality Indicators

As of June 30, 2012 and December 31, 2011

(Dollars in thousands)

Credit Risk Profile by Internally Assigned Grade

	June 30, 2012
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
Commercial & Industrial	$327,293	$118,192	$52,808	$24,331	$1,192	$523,816
Construction - Speculative	3,312	—	20,123	28,770	—	52,205
Construction - Non-Speculative	5,006	1,882	—	9,219	—	16,107
Commercial Real Estate - Owner-Occupied	415,623	141,994	82,330	69,094	—	709,041
Commercial Real Estate - Non-Owner-Occupied	830,722	216,097	115,042	93,305	804	1,255,970
Residential Real Estate (SFR 1-4)	134,726	9,962	2,284	12,661	—	159,633
Dairy & Livestock	48,853	120,143	58,209	53,641	181	281,027
Agribusiness	6,225	2,168	1,010	—	—	9,403
Municipal Lease Finance Receivables	73,312	22,302	11,893	2,309	—	109,816
Consumer	40,898	3,702	2,236	1,576	48	48,460
Auto & Equipment Leases	10,469	3,464	185	1,019	—	15,137

Total Non-covered Loans	1,896,439	639,906	346,120	295,925	2,225	3,180,615
Covered Loans	61,307	69,173	33,931	82,159	79	246,649

Total Loans excluding held-for-sale	1,957,746	709,079	380,051	378,084	2,304	3,427,264
Non-covered loans held-for-sale	2,880	—	—	—	—	2,880
Covered loans held-for-sale	—	—	—	—	—	—

Total Gross Loans	$1,960,626	$709,079	$380,051	$378,084	$2,304	$3,430,144

	December 31, 2011
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
Commercial & Industrial	$323,653	$94,059	$55,140	$21,447	$—	$494,299
Construction - Speculative	2,654	—	25,610	35,191	—	63,455
Construction - Non-Speculative	1,314	137	687	10,553	—	12,691
Commercial Real Estate - Owner-Occupied	370,801	176,958	74,315	77,884	—	699,958
Commercial Real Estate - Non-Owner-Occupied	836,465	193,751	108,798	108,482	838	1,248,334
Residential Real Estate (SFR 1-4)	143,841	8,336	6,807	17,458	—	176,442
Dairy & Livestock	73,074	106,024	91,416	72,619	217	343,350
Agribusiness	2,800	860	667	—	—	4,327
Municipal Lease Finance Receivables	70,781	23,106	8,927	10,646	—	113,460
Consumer	42,295	3,474	3,906	1,740	21	51,436
Auto & Equipment Leases	11,742	39	3,506	522	1,561	17,370

Total Non-covered Loans	1,879,420	606,744	379,779	356,542	2,637	3,225,122
Covered Loans	48,440	73,718	20,728	164,198	565	307,649

Total Loans excluding held-for-sale	1,927,860	680,462	400,507	520,740	3,202	3,532,771
Non-covered loans held-for-sale	348	—	—	—	—	348
Covered loans held-for-sale	—	—	—	5,664	—	5,664

Total Gross Loans	$1,928,208	$680,462	$400,507	$526,404	$3,202	$3,538,783

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

In the first phase, individual loans are reviewed to identify loans for impairment. A loan is generally considered impaired when principal and interest are deemed uncollectible in accordance with the contractual terms of the loan. A loan for which there is an insignificant delay or shortfall in the amount of payments due is not considered an impaired loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). If we determine that the value of the impaired loan is less than the recorded investment of the loan, we either recognize an impairment reserve as a Specific Allowance to be provided for in the allowance for credit losses or charge off the impaired balance if it is determined that such amount represents a confirmed loss. Loans determined to be impaired are excluded from the formula allowance so as not to double count the loss exposure.

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

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. During the first and second quarters of 2012, many of our dairy and livestock borrowers experienced an increase in feed costs, a decrease in milk prices, and tightened profit margins. As part of our qualitative analysis during the first and second quarters of 2012, we adjusted the attributes used in the allowance for credit losses to contemplate the current economic environment of the dairy and livestock industry.

Management believes that the ALLL was appropriate at June 30, 2012. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for credit losses; and the recorded investment in held-for-investment loans by portfolio segment and based upon our impairment method as of June 30, 2012 and 2011:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Dollars in thousands)

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three and Six Months Ended June 30, 2012
Allowance for Credit Losses:

Beginning balance, April 1, 2012	$11,907	$4,323	$51,935	$2,020	$16,026	$1,543	$—	$4,168	$91,922
Charge-offs	(123)	—	(1,426)	—	—	(3)	(50)	—	(1,602)
Recoveries	526	1,025	14	—	2	5	—	—	1,572
Provision/Reallocation of ALLL	22	(2,319)	(2,165)	(364)	839	(35)	50	3,972	—

Ending balance, June 30, 2012	$12,332	$3,029	$48,358	$1,656	$16,867	$1,510	$—	$8,140	$91,892

Beginning balance, January 1, 2012	$10,654	$4,947	$51,873	$2,403	$17,230	$1,638	$—	$5,219	$93,964
Charge-offs	(683)	—	(1,956)	—	(1,150)	(88)	(81)	—	(3,958)
Recoveries	588	1,052	235	—	2	9	—	—	1,886
Provision/Reallocation of ALLL	1,773	(2,970)	(1,794)	(747)	785	(49)	81	2,921	—

Ending balance, June 30, 2012	$12,332	$3,029	$48,358	$1,656	$16,867	$1,510	$—	$8,140	$91,892

Ending balance: Individually evaluated for impairment	$486	$—	$668	$—	$—	$100	$—	$—	$1,254

Ending balance: Collectively evaluated for impairment	$11,846	$3,029	$47,690	$1,656	$16,867	$1,410	$—	$8,140	$90,638

Loans and financing receivables: (2)
Ending balance, June 30, 2012	$523,816	$68,312	$2,124,644	$109,816	$281,027	$73,000	$210,147	$—	$3,390,762

Ending balance: Individually evaluated for impairment	$7,926	$37,989	$49,901	$—	$10,900	$392	$—	$—	$107,108

Ending balance: Collectively evaluated for impairment	$515,890	$30,323	$2,074,743	$109,816	$270,127	$72,608	—	$—	$3,073,507

Ending balance: Acquired loans with deteriorated credit quality	—	—	—	—	—	—	$210,147	—	$210,147

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three and Six Months Ended June 30, 2011
Allowance for Credit Losses:

Beginning balance, April 1, 2011	$10,443	$6,378	$42,790	$2,811	$33,427	$1,673	$—	$3,545	$101,067
Charge-offs	(194)	(1,257)	(1,912)	—	(1,087)	(132)	(24)	—	(4,606)
Recoveries	29	155	102	—	39	107	2	—	434
Provision/Reallocation of ALLL	1,008	(938)	4,285	(193)	(8,868)	(40)	22	4,724	—

Ending balance, June 30, 2011	$11,286	$4,338	$45,265	$2,618	$23,511	$1,608	$—	$8,269	$96,895

Beginning balance, January 1, 2011	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259
Charge-offs	(883)	(7,417)	(4,383)	—	(3,291)	(252)	(418)	—	(16,644)
Recoveries	171	403	434	—	39	160	5	—	1,212
Provision/Reallocation of ALLL	526	1,164	5,685	446	(9,298)	666	413	7,466	7,068

Ending balance, June 30, 2011	$11,286	$4,338	$45,265	$2,618	$23,511	$1,608	$—	$8,269	$96,895

Ending balance: Individually evaluated for impairment	$379	$158	$646	$—	$—	$24	$—	$—	$1,207

Ending balance: Collectively evaluated for impairment	$10,907	$4,180	$44,619	$2,618	$23,511	$1,584	$—	$8,269	$95,688

Loans and financing receivables: (2)
Ending balance, June 30, 2011	$470,746	$85,106	$2,157,969	$119,419	$296,801	$67,715	$334,225	$—	$3,531,981

Ending balance: Individually evaluated for impairment	$7,218	$39,500	$52,247	$—	$2,672	$179	$—	$—	$101,816

Ending balance: Collectively evaluated for impairment	$463,528	$45,606	$2,105,722	$119,419	$294,129	$67,536	$—	$—	$3,095,940

Ending balance: Acquired loans with deteriorated credit quality	—	—	—	—	—	—	$334,225	—	$334,225

(1)	Represents the allowance and related loan balance determined in accordance with ASC 310-30.
(2)	Net of purchase accounting discount and deferred loan fees.

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

The following table presents the recorded investment in non-covered past due and nonaccrual loans and loans past due by class of loans as of June 30, 2012 and December 31, 2011:

Non-Covered Past Due and Nonaccrual Loans

As of June 30, 2012 and December 31, 2011

(Dollars in Thousands)

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
Commercial & Industrial	$176	$—	$—	$176	$4,622	$519,018	523,816
Construction - Speculative	—	—	—	—	17,904	34,301	52,205
Construction - Non-Speculative	—	—	—	—	—	16,107	16,107
Commercial Real Estate - Owner-Occupied	129	—	—	129	6,014	702,898	709,041
Commercial Real Estate - Non-Owner-Occupied	912	—	—	912	17,070	1,237,988	1,255,970
Residential Real Estate (SFR 1-4)	—	—	—	—	12,469	147,164	159,633
Dairy & Livestock	—	—	—	—	3,394	277,633	281,027
Agribusiness	—	—	—	—	—	9,403	9,403
Municipal Lease Finance Receivables	—	—	—	—	—	109,816	109,816
Consumer	19	17	—	36	388	48,036	48,460
Auto & Equipment Leases	—	—	—	—	4	15,133	15,137

Total Non-covered Loans excluding held-for-sale	1,236	17	—	1,253	61,865	3,117,497	3,180,615
Loans Held-for-Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	2,880	2,880

Total	$1,236	$17	$—	$1,253	$61,865	$3,120,377	$3,183,495

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
Commercial & Industrial	$2,872	$150	$—	3,022	$3,432	$487,845	$494,299
Construction - Speculative	—	—	—	—	13,317	42,203	55,520
Construction - Non-Speculative	—	—	—	—	—	20,626	20,626
Commercial Real Estate - Owner-Occupied	133	280	—	413	9,474	690,071	699,958
Commercial Real Estate - Non-Owner-Occupied	374	—	—	374	16,518	1,231,442	1,248,334
Residential Real Estate (SFR 1-4)	1,568	—	—	1,568	16,970	157,904	176,442
Dairy & Livestock	—	—	—	—	2,475	340,875	343,350
Agribusiness	—	—	—	—	—	4,327	4,327
Municipal Lease Finance Receivables	—	—	—	—	—	113,460	113,460
Consumer	59	—	—	59	382	50,995	51,436
Auto & Equipment Leases	14	6	—	20	104	17,246	17,370

Total Non-covered Loans excluding held-for-sale	5,020	436	—	5,456	62,672	3,156,994	3,225,122
Loans Held-for-Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	348	348

Total	$5,020	$436	$—	$5,456	$62,672	$3,157,342	$3,225,470

Non-covered Impaired Loans

At June 30, 2012, the Company had non-covered impaired loans of $107.1million. Of this amount, $17.9 million in nonaccrual commercial construction loans, $12.5 million of nonaccrual single family mortgage loans, $23.1million of nonaccrual commercial real estate loans, $4.6 million of nonaccrual commercial and industrial loans, $3.4 million of nonaccrual dairy and livestock loans and $392,000 of other loans. These non-covered impaired loans included $77.0 million of loans whose terms were modified in a troubled debt restructure, of which $31.8 million are classified as nonaccrual. The remaining balance of $45.2 million consists of 28 loans performing according to the restructured terms. The impaired loans had specific allowance of $1.3 million at June 30, 2012. At December 31, 2011, the Company had classified as impaired, non-covered loans with a balance of $101.2 million with a related allowance of $3.0 million.

The following table presents held-for-investment and held-for-sale loans, individually evaluated for impairment by class of loans, as of June 30, 2012 and December 31, 2011:

Non-Covered Impaired Loans

As of June 30, 2012 and December 31, 2011

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
Commercial & Industrial	$6,360	$7,467	$—	$6,784	$62
Held for Sale Construction - Speculative	—	—	—	—	—
Construction - Speculative	17,904	19,530	—	18,397	—
Construction - Non-Speculative	20,086	20,086	—	20,086	563
Commercial Real Estate - Owner-Occupied	18,113	18,668	—	18,896	493
Commercial Real Estate - Non-Owner-Occupied	16,972	25,278	—	18,165	1
Residential Real Estate (SFR 1-4)	10,630	13,550	—	10,901	31
Dairy & Livestock	10,900	12,413	—	11,150	209
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	146	196	—	148	—
Auto & Equipment Leases	—	—	—	—	—

	101,111	117,188	—	104,527	1,359

With a related allowance recorded:
Commercial & Industrial	$1,500	$1,546	$486	$1,543	$—
Construction - Speculative	—	—	—	—	—
Construction - Non-Speculative	—	—	—	—	—
Commercial Real Estate - Owner-Occupied	636	636	356	641	—
Commercial Real Estate - Non-Owner-Occupied	97	97	6	98	—
Residential Real Estate (SFR 1-4)	3,517	3,837	306	3,530	—
Dairy, Livestock & Agribusiness	—	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	243	250	99	244	—
Auto & Equipment Leases	4	4	1	4	—

	5,997	6,370	1,254	6,060	—

Total	$107,108	$123,558	$1,254	$110,587	$1,359

December 31, 2011
With no related allowance recorded:
Commercial & Industrial	$3,566	$4,630	$—	$4,649	$93
Held for Sale Construction - Speculative	—	—	—	—	—
Construction - Speculative	13,317	15,718	—	15,434	—
Construction - Non-Speculative	20,085	20,085	—	16,437	1,123
Commercial Real Estate - Owner-Occupied	13,567	14,013	—	11,941	449
Commercial Real Estate - Non-Owner-Occupied	16,435	23,656	—	21,096	67
Residential Real Estate (SFR 1-4)	14,069	17,411	—	15,120	47
Dairy & Livestock	8,879	10,358	—	10,535	446
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	104	150	—	127	—
Auto & Equipment Leases	—	—	—	—	—

	90,022	106,021	—	95,339	2,225

With a related allowance recorded:
Commercial & Industrial	$1,388	$1,410	$165	$1,554	$—
Construction - Speculative	—	—	—	—	—
Construction - Non-Speculative	—	—	—	—	—
Commercial Real Estate - Owner-Occupied	3,900	3,900	928	3,900	—
Commercial Real Estate - Non-Owner-Occupied	83	85	5	86	—
Residential Real Estate (SFR 1-4)	4,087	4,369	406	3,967	—
Dairy, Livestock & Agribusiness	1,372	3,324	1,372	2,402	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	270	278	77	276	—
Auto & Equipment Leases	104	110	15	141	—

	11,204	13,476	2,968	12,326	—

Total	$101,226	$119,497	$2,968	$107,665	$2,225

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of June 30, 2012 and December 31, 2011 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Impaired construction speculative loans increased in the second quarter of 2012 due to a $10.9 million participating interest in the Company’s only Shared National Credit loan that was transferred to nonaccrual status.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded zero provision for unfunded commitments for the first six months ended June 30, 2012, compared to an increase of $732,000 in the provision for the same period of 2011. As of June 30, 2012 and December 31, 2011, the balance in this reserve was $9.6 million and was included in other liabilities.

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

As of June 30, 2012, we had loans of $77.0 million classified as a troubled debt restructured, of which $31.8 million are non-performing and $45.2 million are performing. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. TDRs on accrual status at June 30, 2012 were mainly comprised of commercial real estate loans including construction loans.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $23,000 and $27,000 specific allowance to TDRs as of June 30, 2012 and December 31, 2011.

The following are the loans modified as troubled debt restructuring for the six months ended June 30, 2012:

Modifications

(Dollars in thousands)

	For the Three Months Ended June 30, 2012
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2012
Troubled Debt Restructurings

Commercial & Industrial	7	$1,677	$1,677	$1,350
Construction - Speculative	1	10,966	10,966	10,916
Construction - Non-Speculative	—	—	—	—
Commercial Real Estate - Owner-Occupied	1	307	307	306
Commercial Real Estate - Non-Owner-Occupied	2	4,026	4,026	3,668
Residential Real Estate (SFR 1-4)	—	—	—	—
Dairy & Livestock	4	3,221	3,221	3,221
Agribusiness	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—
Consumer	—	—	—	—
Auto & Equipment Leases	—	—	—	—

Total Non-Covered Loans	15	20,197	20,197	19,461
Covered Loans	—	—	—	—

Total Gross Loans	15	$20,197	$20,197	$19,461

	For the Six Months Ended June 30, 2012
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2012
Troubled Debt Restructurings

Commercial & Industrial	9	$4,211	$4,211	$3,882
Construction - Speculative	1	10,966	10,966	10,916
Construction - Non-Speculative	—	—	—	—
Commercial Real Estate - Owner-Occupied	2	614	614	610
Commercial Real Estate - Non-Owner-Occupied	3	4,539	4,539	4,181
Residential Real Estate (SFR 1-4)	—	—	—	—
Dairy & Livestock	4	3,221	3,221	3,221
Agribusiness	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—
Consumer	—	—	—	—
Auto & Equipment Leases	—	—	—	—

Total Non-Covered Loans	19	23,551	23,551	22,810
Covered Loans	—	—	—	—

Total Gross Loans	19	$23,551	$23,551	$22,810

As of June 30, 2012, there was one commercial and industrial loan with an outstanding balance of $52,000 and one construction loan with an outstanding balance of $10.9 million that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the six months ended June 30, 2012.

7.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2012. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the six months ended June 30, 2012 and 2011.

Determination of Fair Value

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.

Cash and cash equivalents – The carrying amount of cash and cash equivalents is considered to approximate fair value due to the liquidity of these instruments.

Interest-bearing balances due from depository institutions – The carrying value of due from depository institutions is considered to approximate fair value due to the short-term nature of these deposits.

FHLB stock - The carrying amount of FHLB stock approximates fair value, as the stock may be sold back to the FHLB at carrying value.

Investment securities held to maturity – Investment securities held-to-maturity are valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held-to-maturity investment as a level 3 valuation.

Investment securities available-for-sale – Investment securities available-for-sale are valued based upon quotes obtained from an independent third-party pricing service. This service uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

Loans held for sale – For loans held-for-sale, carrying value approximated fair value as the loans are recorded at the lower of cost or carrying market value (based on appraisals).

Non-covered Loans – The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.

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

Non-covered impaired loans and OREO are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell (approximately 8%). Appraised values may be adjusted based on factors such as the changes in market conditions from the time of valuation or discounted cash flows of the property. As such, these loans and OREO fall within Level 3 of the fair value hierarchy.

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

Swaps – The fair value of the interest rate swap contracts are provided by our counterparty using a system that constructs a yield curve based on cash LIBOR rates, Eurodollar futures contracts, and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate swaps. Accordingly, the swap is categorized as a Level 2 valuation.

Deposits & Borrowings – The amounts payable to depositors for demand, savings, and money market accounts, and short-term borrowings are considered to approximate fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings and junior subordinated debentures is estimated using the rates currently offered for borrowings of similar remaining maturities. Deposits and borrowings are included within Level 2 of the fair value hierarchy.

Accrued Interest Receivable/Payable – The amounts of accrued interest receivable on loans and lease finance receivables and investments and accrued interest payable on deposits and borrowings are considered to approximate fair value and are included within Level 2 of the fair value hierarchy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

Assets & Liabilities Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Government agency	$32,362	—	$32,362	$—
Residential mortgage-backed securities	863,322	$—	863,322	—
CMO’s / REMIC’s – Residential	718,520	—	718,520	—
Municipal bonds	634,851	—	634,851	—
Other securities	10,476		10,476

Investment Securities-AFS	2,259,531	—	2,259,531	—
Interest Rate Swaps	24,663	—	24,663	—

Total Assets	$2,284,194	$—	$2,284,194	$—

Description of Liability
Interest Rate Swaps	$24,663	$—	$24,663	$—

(Dollars in thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Government agency	$46,507	—	$46,507	$—
Residential mortgage-backed securities	888,000	—	888,000	—
CMO’s / REMIC’s – Residential	604,508	—	604,508	—
Municipal bonds	652,037	—	652,037	—
Other securities	10,474		10,474

Investment Securities-AFS	2,201,526	—	2,201,526	—
Interest Rate Swaps	20,497	—	20,497	—

Total Assets	$2,222,023	$—	$2,222,023	$—

Description of Liability
Interest Rate Swaps	$20,497	$—	$20,497	$—

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at June 30, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments with losses during the period.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(Dollars in thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Six Months Ended June 30, 2012 Total Losses
Description of Assets
Investment Security-HTM	$—	$—	$—	$—	$—
Covered loans held-for-sale	—	—	—	—	—
Impaired Loans-Non-covered	7,667	—	—	7,667	(1,979)
OREO-Non-covered	203	—	—	203	(24)
OREO-Covered	497	—	—	497	(74)

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(Dollars in thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Year Ended December 31, 2011 Total Losses
Description of Assets
Investment Security-HTM	$2,383	$—	$—	$2,383	$(656)
Non-covered loans held-for-sale	1,404	—	—	1,404	(250)
Impaired Loans-Non-covered	30,014	—	—	30,014	(6,707)
OREO-Non-covered	4,866	—	—	4,866	(523)
OREO-Covered	2,541	—	—	2,541	(2,192)

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2012
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$476,695	$476,695	$—	$—	$476,695
Interest-earning balances due from depository institutions	60,000	—	60,000	—	60,000
FHLB Stock	65,814	—	65,814	—	65,814
Investment securities available-for-sale	2,259,531	—	2,259,531	—	2,259,531
Investment securities held-to-maturity	2,191	—	—	2,191	2,191
Non-covered loans held-for-sale	2,880	—	—	2,880	2,880
Covered loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for credit losses	3,293,163	—	—	3,450,913	3,450,913
Accrued interest receivable	22,385	—	22,385	—	22,385
Swaps	24,663	—	24,663	—	24,663

Liabilities
Deposits:
Noninterest-bearing	$2,252,280	2,252,280	—	—	2,252,280
Interest-bearing	2,446,570	—	2,447,655	—	2,447,655
Borrowings	916,434	—	967,937	—	967,937
Junior subordinated debentures	87,631	—	88,203	—	88,203
Accrued interest payable	3,355	—	3,355	—	3,355
Swaps	24,663	—	24,663	—	24,663

	December 31, 2011
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$345,343	$345,343	$—	$—	$345,343
Interest-earning balances due from depository institutions	60,000	—	60,000	—	60,000
FHLB Stock	72,689	—	72,689	—	72,689
Investment securities available-for-sale	2,201,526	—	2,201,526		2,201,526
Investment securities held-to-maturity	2,383	—	—	2,383	2,383
Non-covered loans held-for-sale	348	—	—	348	348
Covered loans held-for-sale	5,664	—	—	5,664	5,664
Total loans, net of allowance for credit losses	3,382,632	—	—	3,534,960	3,534,960
Accrued interest receivable	23,512	—	23,512	—	23,512
Swaps	20,497	—	20,497	—	20,497

Liabilities
Deposits:
Noninterest-bearing	$2,027,876	2,027,876	—	—	2,027,876
Interest-bearing	2,576,672	—	2,577,825	—	2,577,825
Borrowings	958,032	—	1,012,211	—	1,012,211
Junior subordinated debentures	115,055	—	115,854	—	115,854
Accrued interest payable	3,526	—	3,526	—	3,526
Swaps	20,497	—	20,497	—	20,497

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

8.	BUSINESS SEGMENTS

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

The following table represents the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the condensed consolidated Company and identified in the summary of significant accounting policies, Note 3. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the condensed consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Three Months Ended June 30, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)

Interest income, including loan fees	$37,573	$14,983	$17,623	$—	$70,179
Credit for funds provided (1)	6,277	—	2,550	(8,827)	—

Total interest income	43,850	14,983	20,173	(8,827)	70,179

Interest expense	1,865	4,569	785	—	7,219
Charge for funds used (1)	1,044	10,098	(2,315)	(8,827)	—

Total interest expense	2,909	14,667	(1,530)	(8,827)	7,219

Net interest income	40,941	316	21,703	—	62,960

Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	40,941	316	21,703	—	62,960

Noninterest income	5,807	—	(3,515)	—	2,292
Noninterest expense	11,297	186	17,466	—	28,949

Segment pretax profit (loss)	$35,451	$130	$722	$—	$36,303

Segment assets as of June 30, 2012	$4,869,845	$2,832,792	$895,925	($2,074,599)	$6,523,963

	For the Three Months Ended June 30, 2011
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)

Interest income, including loan fees	$39,723	$16,510	$14,949	$—	$71,182
Credit for funds provided (1)	6,016	—	2,428	(8,444)	—

Total interest income	45,739	16,510	17,377	(8,444)	71,182

Interest expense	2,628	5,311	848	—	8,787
Charge for funds used (1)	1,373	8,369	(1,298)	(8,444)	—

Total interest expense	4,001	13,680	(450)	(8,444)	8,787

Net interest income	41,738	2,830	17,827	—	62,395

Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	41,738	2,830	17,827	—	62,395

Noninterest income	5,390	(119)	723	—	5,994
Noninterest expense	13,296	192	23,667	—	37,155

Segment pretax profit (loss)	$33,832	$2,519	($5,117)	$—	$31,234

Segment assets as of June 30, 2011	$4,877,715	$2,544,731	$734,823	$(1,697,076)	$6,460,193

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Six Months Ended June 30, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)

Interest income, including loan fees	$75,244	$30,346	$30,654	$—	$136,244
Credit for funds provided (1)	12,624	—	5,150	(17,774)	—

Total interest income	87,868	30,346	35,804	(17,774)	136,244

Interest expense	3,916	9,117	1,649	—	14,682
Charge for funds used (1)	2,141	20,126	(4,493)	(17,774)	—

Total interest expense	6,057	29,243	(2,844)	(17,774)	14,682

Net interest income	81,811	1,103	38,648	—	121,562

Provision for credit losses	—	—	—		—

Net interest income after provision for credit losses	81,811	1,103	38,648	—	121,562

Noninterest income	11,790	—	(4,242)	—	7,548
Noninterest expenses	23,195	381	35,585	—	59,161

Segment pretax profit (loss)	$70,406	$722	($1,179)	$—	$69,949

Segment assets as of June 30, 2012	$4,869,845	$2,832,792	$895,925	($2,074,599)	$6,523,963

	For the Six Months Ended June 30, 2011
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)

Interest income, including loan fees	$79,162	$31,731	$26,801	$—	$137,694
Credit for funds provided (1)	12,042	—	5,116	(17,158)	—

Total interest income	91,204	31,731	31,917	(17,158)	137,694

Interest expense	5,896	10,602	1,692	—	18,190
Charge for funds used (1)	2,659	16,671	(2,172)	(17,158)	—

Total interest expense	8,555	27,273	(480)	(17,158)	18,190

Net interest income	82,649	4,458	32,397	—	119,504

Provision for credit losses	—	—	7,068		7,068

Net interest income after provision for credit losses	82,649	4,458	25,329	—	112,436

Noninterest income	10,602	(119)	5,489	—	15,972
Noninterest expenses	25,927	408	47,125	—	73,460

Segment pretax profit (loss)	$67,324	$3,931	($16,307)	$—	$54,948

Segment assets as of June 30, 2011	$4,877,715	$2,544,731	$734,823	$(1,697,076)	$6,460,193

(1)	Credit for funds provided and charged for funds used is eliminated in the consolidated presentation.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset liability management strategy to help manage its interest rate risk position. As of June 30, 2012, the Bank entered into 82 interest-rate swap agreements with customers and 82 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the Bank’s earnings.

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

As of June 30, 2012, the total notional amount of the Company’s swaps was $226.2 million. The location of the asset and liability and the amount of gain recognized as of June 30, 2012 and December 31, 2011, and for the six months ended June 30, 2012 and 2011 are presented as follows:

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	June 30, 2012		June 30, 2012

Interest rate swaps	Other Assets	$24,663	Other Liabilities	$24,663

Total derivatives		$24,663		$24,663

	December 31, 2011		December 31, 2011

Interest rate swaps	Other Assets	$20,497	Other Liabilities	$20,497

Total derivatives		$20,497		$20,497

The Effect of Derivative Instruments on the Consolidated Statements of Earnings for the Three and Six

Months Ended June 30, 2012 and 2011

(Dollars in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2012	2011	2012	2011

Interest rate swaps	Other income	$189	$47	$692	$148

Total		$189	$47	$692	$148

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of CVB Financial Corp. and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and the condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s unaudited condensed consolidated financial statements are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact the results of operations.

•	Allowance for Credit Losses

•	Investment Securities

•	Goodwill Impairment

•	Acquired Loans

•	Covered Loans

•	Covered Other Real Estate Owned

•	FDIC Loss Sharing Asset

•	Non-Covered Other Real Estate Owned

•	Fair Value of Financial Instruments

•	Income Taxes

•	Share-based compensation

Our significant accounting policies are described in greater detail in our 2011 Annual Report on Form 10-K in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Condensed Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our net income increased to $23.6 million for the three months ended June 30, 2012, compared with $21.0 million for the same period in 2011, an increase of $2.6 million, or 12.27%. This increase was primarily the result of an $8.2 million decrease in noninterest expense and a $565,000 increase in net interest income, partially offset by a $3.7 million decrease in total noninterest income. Diluted earnings per share increased to $0.23 per share for the three months ended June 30, 2012, from $0.20 per share for the same period in 2011.

Net interest income, before the provision for credit losses of $63.0 million for the three months ended June 30, 2012 increased $565,000, or 0.91%, compared to the same period in 2011. Excluding the impact of the yield adjustment on covered loans, tax exempt net interest margin was 3.77% for the three months ended June 30, 2012, compared with 3.69% for the first three months ended March 31, 2012 and down from 3.92% for the three months ended June 30, 2011. During the three months ended June 30, 2012, there were several non-performing loans that were paid in full resulting in a 10 basis point increase in the net interest margin. Excluding this impact, net interest margin was slightly down, primarily due to the refinancing or runoff of higher yielding loans.

The Company reported total assets of $6.52 billion at June 30, 2012. This represented an increase of $41.0 million, or 0.63%, from total assets of $6.48 billion at December 31, 2011. Earning assets totaled $6.15 billion at June 30, 2012. This represented an increase of $17.8 million, or 0.29%, from total earning assets of $6.13 billion at December 31, 2011. The increase in earning assets was due to an increase of $58.0 million in the available-for-sale investment portfolio, partially offset by a decrease of $91.5 million in the loan portfolio.

We continued to reinvest our cash flows into the investment portfolio. During the second quarter of 2012, we purchased $30.9 million in MBS with an average yield of 1.60% and $6.5 million in municipal securities with an average tax-equivalent yield of 3.17%. MBS purchased during the second quarter have an average duration of about 4.9 years. One of the primary objectives of our purchasing strategy is to minimize extension risk as interest rates rise.

Non-covered commercial real estate loans totaled $1.97 billion at June 30, 2012, a decrease of $22.8 million when compared with March 31, 2012. This decline was offset by an increase of $26.2 million in commercial and industrial loans. The market remains very competitive for new loan originations for both commercial real estate and commercial and industrial loans. We continue to focus our sales effort on these two key areas but continue to remain cautious in terms of credit quality due to the low interest rate environment.

We continue to grow our non-interest bearing deposits. As of June 30, 2012, our non-interest bearing deposits grew to $2.25 billion, an increase of $224.4 million, or 11.07%, compared to $2.03 billion at December 31, 2011. At June 30, 2012, non-interest bearing deposits were 47.93% of total deposits, up from 44.04% at December 31, 2011 and 42.06% at June 30, 2011. Our total cost of deposits for the three months ended June 30, 2012 were 13 basis points, compared to 20 basis points for the same period in 2011.

On June 17, 2012, we redeemed 50% or $20 million of the Trust Preferred Securities in CVB Statutory Trust I.

Total equity increased $33.4 million, or 4.68%, to $748.3 million at June 30, 2012, compared with total equity of $714.8 million at December 31, 2011.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Net earnings	$23,619	$21,038	$45,887	$37,638
Earnings per common share:
Basic	$0.23	$0.20	$0.44	$0.35
Diluted	$0.23	$0.20	$0.44	$0.35
Return on average assets	1.46%	1.31%	1.41%	1.17%
Return on average shareholders’ equity	12.73%	12.67%	12.51%	11.52%
Efficiency Ratio	44.36%	54.33%	45.82%	54.22%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

Summary of Covered Asset Related Income (excluding normal loan accretion)

June 30, 2012 and 2011

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Covered Asset Related income/expense
Interest Income-Accelerated accretion	$7,521	$5,707	$12,213	$7,658
Other Income-Increase (decrease) in FDIC loss share asset	(9,336)	(1,689)	(12,280)	(274)
Other Income-Gain on sale of OREO	385	—	521	74
Other Income-Gain on sale (loss) of loans held-for-sale	2,035	—	815	—
Expenses-legal and professional	(254)	(835)	(772)	(1,173)
Expenses-OREO write-down	(34)	(1,324)	(193)	(2,125)
Expenses-OREO expenses	14	(126)	(97)	(358)
Expenses-other expenses (appraisals, and etc.)	(29)	(177)	(90)	(381)

Net income before income taxes related to covered assets	$302	$1,556	$117	$3,421

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, increase (decrease) in the FDIC loss sharing assets as well as the other noninterest expenses related to covered loans.

The accelerated discount accretion of $7.5 million for the three months ended June 30, 2012, recognized as part of interest income from covered loans increased $2.8 million, compared to $5.7 million for the same period in 2011. This increase was reduced by the changes in the FDIC loss sharing asset, of $9.3 million net decrease for the three months ended June 30, 2012, compared to a net decrease of $1.7 million for the same period in 2011.

Loans acquired from the SJB acquisition have been performing better than originally expected. At June 30, 2012, the remaining discount associated with the SJB loans approximates $36.5 million. Based on the current re-forecast of expected cash flows, approximately $17 million of the discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.5 years and 2.0 years, respectively. The FDIC loss sharing asset of $40.9 million at June 30, 2012 will be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 2.5 years.

The Company also recognized net gain on sales of covered assets of $2.4 million for the three months ended June 30, 2012.

Noninterest expense related to covered assets includes OREO expense, legal and professional expenses and other covered asset expenses totaled $304,000 and $1.2 million for the three and six months ended June 30, 2012, respectively. This compares to $2.5 million and $4.0 million for the same periods in 2011. Covered loans decreased $161.1 million to $246.6 million at June 30, 2012 from $407.7 million at June 30, 2011.

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

Table 1 presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
ASSETS
Investment Securities (1)
Taxable	$1,661,525	$8,786	2.12%	$1,353,784	$10,152	3.03%
Tax-advantaged	643,052	5,785	4.95%	615,910	5,921	5.46%
Investment in FHLB stock	67,499	94	0.56%	81,547	66	0.32%
Federal Funds Sold & interest-earning
Deposits with other institutions	316,610	295	0.37%	359,668	346	0.38%
Loans HFS	5,499	6	0.44%	2,639	10	1.52%
Loans (2)	3,456,794	47,692	5.55%	3,652,155	48,980	5.38%
Yield adjustment to interest income from discount accretion	(41,951)	7,521		(92,614)	5,707

Total Earning Assets	6,109,028	70,179	4.76%	5,973,089	71,182	4.95%
Total Non-Earning Assets	404,755			459,548

Total Assets	$6,513,783			$6,432,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (3)	$1,718,972	$1,073	0.25%	$1,715,947	$1,408	0.33%
Time Deposits	783,600	481	0.25%	921,589	812	0.35%

Total Deposits	2,502,572	1,554	0.25%	2,637,536	2,220	0.34%
Other Borrowings	1,039,125	5,665	2.16%	1,212,471	6,567	2.14%

Interest Bearing Liabilities	3,541,697	7,219	0.81%	3,850,007	8,787	0.91%

Non-interest bearing deposits	2,163,984			1,852,954
Other Liabilities	61,978			63,570
Stockholders’ Equity	746,124			666,106

Total Liabilities and Stockholders’ Equity	$6,513,783			$6,432,637

Net interest income		$62,960			$62,395

Net interest income excluding discount		$55,439			$56,688

Net interest spread—tax equivalent			3.95%			4.04%
Net interest spread—tax equivalent excluding discount			3.42%			3.58%
Net interest margin			4.15%			4.20%
Net interest margin—tax equivalent			4.29%			4.37%
Net interest margin—tax equivalent excluding discount			3.77%			3.92%
Net interest margin excluding loan fees			4.08%			4.16%
Net interest margin excluding loan fees—tax equivalent			4.22%			4.32%

(1)	Non tax-equivalent (TE) rate was 2.53% for 2012, 3.29% for 2011.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2012, $967; 2011, $606.

(3)	Includes interest bearing demand and money market accounts.

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 4.29% for the three months ended June 30, 2012, compared to 4.37% for the same period in 2011. Our net interest income and net interest margin are driven by the combination of our loan and securities volume, yield on assets, deposit and borrowings volume, and our deposit pricing as discussed in the following paragraphs. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment.

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
ASSETS
Investment Securities (1)
Taxable	$1,653,227	$17,956	2.19%	$1,302,224	$18,990	2.94%
Tax-advantaged	645,868	11,581	4.94%	612,660	11,840	5.48%
Investment in FHLB stock	69,846	184	0.53%	84,055	131	0.31%
Federal Funds Sold & interest-earning
Deposits with other institutions	300,478	580	0.39%	395,355	721	0.36%
Loans HFS	6,472	10	0.31%	3,047	29	1.92%
Loans (2)	3,466,637	93,720	5.44%	3,721,462	98,325	5.33%
Yield adjustment to interest income from discount accretion	(46,053)	12,213		(102,727)	7,658

Total Earning Assets	6,096,475	136,244	4.64%	6,016,076	137,694	4.78%
Total Non-Earning Assets	440,103			460,776

Total Assets	$6,536,578			$6,476,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (3)	$1,736,226	$2,230	0.26%	$1,730,721	$3,044	0.35%
Time Deposits	798,779	977	0.25%	974,482	1,964	0.41%

Total Deposits	2,535,005	3,207	0.25%	2,705,203	5,008	0.37%
Other Borrowings	1,067,821	11,475	2.13%	1,230,919	13,182	2.13%

Interest Bearing Liabilities	3,602,826	14,682	0.81%	3,936,122	18,190	0.92%

Non-interest bearing deposits	2,121,777			1,822,068
Other Liabilities	74,056			59,652
Stockholders’ Equity	737,919			659,010

Total Liabilities and Stockholders’ Equity	$6,536,578			$6,476,852

Net interest income		$121,562			$119,504

Net interest income excluding discount		109,349			111,846

Net interest spread—tax equivalent			3.83%			3.86%
Net interest spread—tax equivalent excluding discount			3.39%			3.52%
Net interest margin			4.02%			4.01%
Net interest margin—tax equivalent			4.16%			4.17%
Net interest margin—tax equivalent excluding discount			3.73%			3.85%
Net interest margin excluding loan fees			3.97%			3.97%
Net interest margin excluding loan fees—tax equivalent			4.12%			4.13%

(1)	Non tax-equivalent (TE) rate was 2.59% for 2012, and 3.24% for 2011.

(2)	Loan fees are included in total interest income as follow s, (000)s omitted: 2012, $1,310; 2011, $1,129.

(3)	Includes interest bearing demand and money market accounts.

Table 2 above presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

	Comparison of Three Months Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest Income:
Taxable investment securities	$2,400	($3,050)	($716)	($1,366)
Tax-advantaged securities	366	(474)	(28)	(136)
Investment in FHLB stock	(11)	49	(10)	28
Fed funds sold & interest-earning deposits with other institutions	(41)	(9)	(1)	(51)
Loans HFS	11	(7)	(8)	(4)
Loans	(2,620)	1,548	(216)	(1,288)
Yield adjustment from discount accretion	(3,122)	10,942	(6,006)	1,814

Total interest income	(3,017)	8,999	(6,985)	(1,003)

Interest Expense:
Savings deposits	2	(342)	5	(335)
Time deposits	(120)	(230)	19	(331)
Other borrowings	(938)	61	(25)	(902)

Total interest expense	(1,056)	(511)	(1)	(1,568)

Net Interest Income	($1,961)	$9,510	($6,984)	$565

	Comparison of Six Months Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	( Dollars in thousands )
Interest Income:
Taxable investment securities	$5,083	($4,849)	($1,268)	($1,034)
Tax-advantaged securities	862	(1,046)	(75)	(259)
Investment in FHLB stock	(22)	92	(17)	53
Fed funds sold & interest-earning deposits with other institutions	(171)	59	(29)	(141)
Loans HFS	33	(24)	(28)	(19)
Loans	(6,509)	2,041	(137)	(4,605)
Yield adjustment from discount accretion	(4,247)	19,618	(10,816)	4,555

Total interest income	(4,971)	15,891	(12,370)	(1,450)

Interest Expense:
Savings deposits	10	(777)	(47)	(814)
Time deposits	(359)	(777)	149	(987)
Other borrowings	(1,756)	0	49	(1,707)

Total interest expense	(2,105)	(1,554)	151	(3,508)

Net Interest Income	($2,866)	$17,445	($12,521)	$2,058

The average yield on loans was 5.55% for the three months ended June 30, 2012, compared to 5.38% for the same period in 2011. During the second quarter 2012, there were several non-performing loans that were paid in full resulting in a 17 basis point increase in the yield on loans. Excluding this impact, the loan yield was down slightly, primarily due to the refinancing or runoff of higher yielding loans. The average balance of loans decreased $192.5 million to $3.46 billion for the three months ended June 30, 2012, compared to $3.65 billion for the same period in 2011. The $1.3 million decrease in total interest on loans was partially offset by the $1.8 million increase in the discount accretion from covered SJB loans, primarily due to improved credit loss experienced on covered loans.

Total average earning assets of $6.11 billion increased $135.9 million, or 2.28%, from $5.97 billion for the three months ended June 30, 2011. This increase was principally due to a $334.9 million increase in lower yielding investment securities to $2.30 billion for the three months ended June 30, 2012, compared to $1.97 billion for the same period in 2011. Excluding the accelerated discount accretion, the yield on interest-earning assets was 4.23% for the three months ended June 30, 2012, compared to 4.49% for the same period in 2011.

In general, we cease accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at June 30, 2012 and 2011. As of June 30, 2012 and 2011, we had $61.9 million and $75.1 million of non-covered non-accrual loans, respectively. Several of these non-performing loans were paid in full resulting in a 10 basis point increase in the net interest margin for the three months ended June 30, 2012.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $967,000 for the three months ended June 30, 2012, compared to $606,000 for the three months ended June 30, 2011. We continued to benefit from loan prepayment penalties, earning $814,000 for the three months ended June 30, 2012, compared with $431,000 for the same period in 2011.

Interest expense of $7.2 million for the three months ended June 30, 2012 decreased $1.6 million, or 17.85%, compared to $8.8 million for the same period in 2011. The average rate paid on interest-bearing liabilities decreased 10 basis points, to 0.81% in the three months ended June 30, 2012 from 0.91% in 2011 as a result of the low interest rate environment that we are currently experiencing as well as the mix of interest-bearing liabilities. The decline in interest expense was driven by lower rates paid on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.25% for the three months ended June 30, 2012, compared to 0.34% for the same period in 2011). Average noninterest-bearing deposits grew to $2.16 billion, or 46.37% of total average deposits for the three months ended June 30, 2012, compared to $1.85 billion, or 41.26% of total average deposits for the same period in 2011. The decrease in rates paid on total deposits (0.13% for the three months ended June 30, 2012 compared to 0.20% for the same period in 2011) also contributed to our lower cost of funds.

Other borrowings typically have higher interest costs than interest-bearing deposits. The $902,000 decrease in interest from other borrowings was primarily due to a $100.0 million prepayment of FHLB borrowings at the end of December, 2011. On January 7, 2012, we also redeemed all outstanding debentures and trust preferred securities issued by First Coast Capital Trust II for a total consideration of approximately $6.8 million.

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

Our provision for credit losses on non-covered loans was zero for the six months ended June 30, 2012, compared to $7.1 million for the same period in 2011. The decrease in the provision for credit losses was primarily due to the continued decrease in classified assets and the overall improvement in the performance of our loan portfolio. We believe the allowance is appropriate at June 30, 2012. We continually assess the quality of our portfolio to determine whether additional provisions for credit losses are necessary. The ratio of the allowance for credit losses to total non-covered net loans as of June 30, 2012 and December 31, 2011 was 2.89% and 2.92%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment. Total net charge-offs totaled $2.1 million during the six months ended June 30, 2012, compared to $15.4 million for the same period in 2011. See “Risk Management – Credit Risk” herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for credit losses on the covered SJB loans in 2009. During the three months ended June 30, 2012 and 2011, there was $50,000 and $24,000, respectively, in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

Noninterest Income

Noninterest income includes income derived from special services offered, such as CitizensTrust, merchant card, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the disposition of investment securities, loans, other real estate owned, and fixed assets; and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in thousands)
Net impairment loss on investment securities recognized in earnings	$—	$(119)	$119	$—	$(119)	$119
Service charges on deposit accounts	4,068	4,029	39	8,192	7,752	440
Trust and investment services	2,042	2,259	(217)	4,227	4,412	(185)
Bankcard services	1,007	816	191	1,926	1,524	402
BOLI Income	740	1,149	(409)	1,490	1,856	(366)
Decrease in FDIC loss sharing asset, net	(9,336)	(1,689)	(7,647)	(12,280)	(274)	(12,006)
Other	3,771	(451)	4,222	3,993	821	3,172

Total noninterest income	$2,292	$5,994	$(3,702)	$7,548	$15,972	$(8,424)

Second Quarter of 2012 Compared to Second Quarter of 2011

Noninterest income for the three months ended June 30, 2012 was reduced by a $9.3 million net decrease in the FDIC loss sharing asset, partially offset by a $2.0 million net gain on sale of 11 covered loans held-for-sale. Loans acquired from the SJB acquisition have been performing better than originally expected. Based on the improved credit loss experienced in our covered loan portfolio and the re-forecast of future expected cash flows, the nonaccretable discount associated with the SJB covered loan portfolio decreased in the second quarter of 2012. As a result of lower future losses expected for the remaining portfolio, the expected reimbursements from the FDIC under our loss sharing agreement decreased. This difference between the recorded amount of the FDIC loss sharing asset and the expected reimbursements from the FDIC will be amortized on the same basis as the discount, not to exceed its remaining contractual life of approximately 2.5 years.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management Group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2012, CitizensTrust had approximately $2.13 billion in assets under management and administration, including $1.81 billion in assets under management, as of June 30, 2012. CitizensTrust generated fees of $2.0 million for the three months ended June 30, 2012, down 9.61% from the second quarter of 2011.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $740,000 for the quarter ended June 30, 2012 decreased $409,000, or 35.60%, from the same period in 2011, primarily due to a $207,000 incremental death benefit on the death of an insured individual during the three months ended June 30, 2011.

Six Months of 2012 Compared to Six Months of 2011

Noninterest income for the first six months of 2012 was reduced by a $12.3 million net decrease in the FDIC loss sharing asset and a $1.2 million impairment charge on a loan held-for-sale during the first quarter of 2012. This was partially offset by a $2.0 million net gain on sale of 11 covered loans held-for-sale, compared to a $1.6 million write-down of held-for-sale loans for the same period in 2011. This decrease in the loss sharing asset in 2012 was primarily due to improved credit loss experienced in our covered loan portfolio as previously described.

Noninterest Expense

The following table sets for the various components of noninterest expense for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$16,646	$18,220	$(1,574)	$33,367	$35,880	$(2,513)
Occupancy and equipment	3,624	4,081	(457)	7,572	8,402	(830)
Professional services	1,702	5,028	(3,326)	3,693	8,637	(4,944)
Software licenses and maintenance	989	1,075	(86)	1,898	2,035	(137)
Promotion	1,314	1,205	109	2,565	2,530	35
Amortization of Intangibles	452	866	(414)	1,268	1,767	(499)
Provision for unfunded commitments	—	—	—	—	732	(732)
OREO expense	323	1,670	(1,347)	1,053	2,776	(1,723)
Other	3,899	5,010	(1,111)	7,745	10,701	(2,956)

Total noninterest expense	$28,949	$37,155	$(8,206)	$59,161	$73,460	$(14,299)

Second Quarter of 2012 Compared to Second Quarter of 2011

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of noninterest expenses as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.79% for the three months ended June 30, 2012, compared to 1.85% for the first quarter of 2012 and 2.32% for the three months ended June 30, 2011.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the three months ended June 30, 2012, the efficiency ratio was 44.36%, compared to 47.31% for the first quarter of 2012 and 54.33% for the three months ended June 30, 2011.

The overall decrease of $8.2 million in noninterest expense was primarily attributable to decreases of $3.2 million in legal expenses (included in professional services), $1.6 million in salaries and employee benefits, $1.3 million in OREO expense, $545,000 in regulatory assessment fees, $457,000 in occupancy and equipment, $414,000 in intangible amortization expense, and $652,000 in other expenses.

Overall salaries and related expenses decreased $1.6 million compared to the three months ended June 30, 2011. At June 30, 2012, we employed 794 associates (575 full-time and 219 part-time) compared to 809 associates (578 full-time and 231 part-time) at December 31, 2011. Salaries and related expenses as a percent of average assets decreased to 1.03% for the second quarter ended June 30, 2012, compared to 1.14% for the same period in 2011.

The $3.3 million decrease in professional services expense was primarily due to a decrease of $3.2 million in legal expenses associated with credit and collection issues, the Securities and Exchange Commission investigation, and other litigation issues in which the Company is involved. See “Item 3 – Legal Proceedings”.

Six Months of 2012 Compared to Six Months of 2011

The $14.3 million decrease in noninterest expense was mainly attributable to a decrease of $5.0 million in legal expenses (included in professional services), $2.5 million in salary and employee benefits, $1.7 million in OREO expense, $1.4 million in regulatory assessment fees, $830,000 in occupancy and equipment, $732,000 in provision for unfunded commitments, $499,000 in intangible amortization expense, and $1.6 million in other expenses.

Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2012 was 34.94%, compared to 33.82% for the first quarter of 2012 and 32.64% for the second quarter of 2011. The quarterly increase was due to lower tax-advantaged income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax-advantaged income is derived from municipal securities.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and six months ended June 30, 2012 and 2011. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Three Months Ended		For the Six months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Key Measures:		(Dollars in thousands)
Statement of Operations
Interest income (1)	$43,850	$45,739	$87,868	$91,204
Interest expense (1)	2,909	4,001	6,057	8,555

Net interest income	$40,941	$41,738	$81,811	$82,649

Noninterest income	5,807	5,390	11,790	10,602
Noninterest expense	11,297	13,296	23,195	25,927

Segment pretax profit	$35,451	$33,832	$70,406	$67,324

Balance Sheet
Average loans	$2,612,825	$2,660,934	$2,606,990	$2,679,424
Average interest-bearing deposits and customer repurchases	$2,747,128	$2,940,178	$2,806,358	$3,024,203
Yield on loans (2)	5.78%	5.99%	5.80%	5.96%
Rate paid on interest-bearing deposits and customer repurchases	0.27%	0.36%	0.28%	0.39%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the second quarter ended June 30, 2012, segment pre-tax profit increased by $1.6 million, or 4.79%, compared to the same period last year. This was primarily due to the decrease in noninterest expense of $2.0 million, or 15.03%, compared to the second quarter of 2011. Noninterest income increased $417,000, or 7.74% for the three months ended June 30, 2012, compared to the same period in 2011. Net interest income decreased $797,000 or 1.91%, due to a decrease of $1.9 million in interest income, offset by a decrease of $1.1 million in interest expense. Average loan balances decreased $48.1 million, or 1.81% for the three months ended June 30, 2012, from the same period last year. Rates paid on deposits and customer repurchases decreased 9 basis points, while average interest-bearing deposits and customer repurchase agreements decreased $193.1 million, or 6.57%.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and six months ended June 30, 2012 and 2011. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Three Months Ended		For the Six months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$14,983	$16,510	$30,346	$31,731
Interest expense (1)	14,667	13,680	29,243	27,273

Net interest income	$316	$2,830	$1,103	$4,458

Noninterest income	—	(119)	—	(119)
Noninterest expense	186	192	381	408

Segment pretax profit	$130	$2,519	$722	$3,931

Balance Sheet
Average investments	$2,304,577	$1,969,694	$2,299,095	$1,914,883
Average interest-bearing deposits	$240,002	$242,223	$240,001	$241,106
Average borrowings	$448,806	$552,770	$448,755	$552,981
Yield on investments-TE	2.91%	3.79%	2.97%	3.75%
Non-tax equivalent yield	2.53%	3.29%	2.59%	3.24%
Rate paid on borrowings	3.96%	3.74%	3.96%	3.74%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the second quarter ended June 30, 2012, segment pre-tax profits decreased by $2.4 million from the same period last year. This decrease was primarily due to a decrease of $1.5 million in interest income and an increase of $987,000 in interest expense, which included charges for the funds provided by other segments.

Other

	For the Three Months Ended		For the Six months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$20,173	$17,377	$35,804	$31,917
Interest expense (1)	(1,530)	(450)	(2,844)	(480)

Net interest income	$21,703	$17,827	$38,648	$32,397

Provision for cedit losses	—	—	—	7,068
Noninterest income	(3,515)	723	(4,242)	5,489
Noninterest expense	17,466	23,667	35,585	47,125

Pre-tax profit (loss)	$722	$(5,117)	$(1,179)	$(16,307)

Balance Sheet
Average loans	$807,517	$901,264	$820,066	$942,358
Average interest-bearing deposits and customer repurchases	$1,136	$(5,218)	$1,088	$(2,223)
Yield on loans—excluding discount	5.04%	4.12%	4.53%	4.13%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax income of $722,000 for the three months ended June 30, 2012. This represents an increase of pre-tax profit of $5.8 million or 114.11%, from a pre-tax loss of $5.1 million for the same period in 2011. The increase in pre-tax profit is primarily attributed to the decrease in noninterest expense of $6.2 million and the increase of $3.9 million in net interest income principally due to the increase of $1.8 million in discount accretion on covered loans and $1.5 million in interest income resulting from several non-performing loans that were paid off in full in the second quarter of 2012. This increase was offset by a net decrease in the FDIC loss sharing asset of $9.3 million, compared to a net decrease of $1.7 million for the same period in 2011.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.52 billion at June 30, 2012. This represented an increase of $41.0 million, or 0.63%, from total assets of $6.48 billion at December 31, 2011. Earning assets totaled $6.15 billion at June 30, 2012. This represented an increase of $17.8 million, or 0.29%, from total earning assets of $6.13 billion at December 31, 2011. The increase in earning assets was due to an increase in the investment portfolio, partially offset by a decrease in the loan portfolio. Total liabilities were $5.78 billion at June 30, 2012, up $7.6 million, or 0.13%, from total liabilities of $5.77 billion at December 31, 2011. Total equity increased $33.4 million, or 4.68%, to $748.3 million at June 30, 2012, compared with total equity of $714.8 million at December 31, 2011.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at June 30, 2012 and December 31, 2011.

At June 30, 2012, we reported total investment securities of $2.26 billion. This represented an increase of $57.8 million, or 2.62%, from total investment securities of $2.20 billion at December 31, 2011. Investment securities comprise 36.76% of the Company’s total earning assets at June 30, 2012.

At June 30, 2012, securities held as available-for-sale had a fair value of $2.26 billion with an amortized cost of $2.18 billion. At June 30, 2012, the net unrealized holding gain on securities was $75.1 million and that resulted in accumulated other comprehensive income of $43.6 million (net of $31.6 million in deferred taxes). At December 31, 2011, the Company reported net unrealized gain on total investment securities of $71.5 million and accumulated other comprehensive income of $41.5 million (net of deferred taxes of $30.0 million).

The table below sets forth investment securities available-for-sale at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$32,172	$190	$—	$32,362	1.43%
Residential mortgage-backed securities	839,345	23,977	—	863,322	38.21%
CMO’s / REMIC’s—Residential	709,884	9,679	(1,043)	718,520	31.80%
Municipal bonds	592,528	42,741	(418)	634,851	28.10%
Other securities	10,457	19	—	10,476	0.46%

Total Investment Securities	$2,184,386	$76,606	$(1,461)	$2,259,531	100.00%

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,273	$234	$—	$46,507	2.11%
Residential mortgage-backed securities	869,847	18,487	(334)	888,000	40.33%
CMO’s / REMIC’s—Residential	594,866	10,307	(665)	604,508	27.46%
Municipal bonds	608,575	43,665	(203)	652,037	29.62%
Other securities	10,468	10	(4)	10,474	0.48%

Total Investment Securities	$2,130,029	$72,703	$(1,206)	$2,201,526	100.00%

The weighted-average yield (TE) on the investment portfolio at June 30, 2012 was 2.80% with a weighted-average life of 3.8 years. This compares to a weighted-average yield of 2.99% at December 31, 2011 with a weighted-average life of 3.6 years and a yield of 3.41% at June 30, 2011 with a weighted-average life of 4.0 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 71% of the securities in the total investment portfolio, at June 30, 2012, are issued by the U.S government or U.S. government-sponsored agencies which have the implied guarantee payment of principal and interest. As of June 30, 2012, approximately $12.0 million in U.S. government agency bonds are callable.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,191	$—	$—	$—	$2,191	$—

Available-for-Sale
Government agency	$2,957	$—	$—	$—	$2,957	$—
Residential mortgage-backed securitie	33	—	—	—	33	—
CMO/REMICs—Residential	144,220	1,043	—	—	144,220	1,043
Municipal bonds	19,047	418	—	—	19,047	418
Other Securities	—	—	—	—	—	—

	$166,257	$1,461	$—	$—	$166,257	$1,461

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securitie	75,754	334	—	—	75,754	334
CMO/REMICs—Residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other Securities	2,500	4	—	—	2,500	4

	$233,909	$1,206	$—	$—	$233,909	$1,206

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 – Investment Securities in the notes to the condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

During the first six month of 2012 and 2011, we recorded zero realized gains or losses and $119,000 other-than-temporary impairment recognized on the held-to-maturity investment security, respectively.

Loans

At June 30, 2012, we reported total loans and lease finance receivables, net of deferred loan fees, of $3.39 billion. This represents a decrease of $94.7 million, or 2.72%, from total loans, net of deferred loan fees, of $3.48 billion at December 31, 2011. We attribute the decrease to the following:

•

$62.3 million to the non-covered dairy and livestock portfolio. Historically, our dairy and livestock customers have seasonal borrowing patterns and tend to draw down on available lines of credit in the fourth quarter and repay these advances in the second quarter.

•	$7.8 million decline in non-covered construction loans.

•	$14.0 million decline in purchased mortgage pools.

•	$52.4 million decrease in covered loans.

The non-covered construction loans and purchased mortgage pools are considered non-core lending niches. Our core lending strategy is focused on commercial & industrial business lending, dairy, livestock, and agribusiness lending and commercial real estate loans.

Total loans, net of deferred loan fees, comprise 55.07% of our total earning assets. The following tables present our loan portfolio, excluding held-for-sale loans, segregated into covered versus non-covered loans, by category as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$523,816	$22,914	$546,730
Real Estate:
Construction	68,312	6,448	74,760
Commercial Real Estate	1,965,011	201,765	2,166,776
SFR Mortgage	159,633	1,891	161,524
Consumer	48,460	7,214	55,674
Municipal lease finance receivables	109,816	—	109,816
Auto and equipment leases, net of unearned discount	15,137	—	15,137
Dairy and Livestock	281,027	—	281,027
Agribusiness	9,403	6,417	15,820

Gross loans	$3,180,615	$246,649	$3,427,264

Less:
Purchase accounting discount	—	(36,502)	(36,502)
Deferred loan fees, net	(5,707)	—	(5,707)

Gross loans, net of deferred loan fees	$3,174,908	$210,147	$3,385,055
Less: Allowance for credit losses	(91,892)	—	(91,892)

Net loans and lease finance receivables	$3,083,016	$210,147	$3,293,163

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	2.89%

	As of December 31, 2011
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$494,299	$29,651	$523,950
Real Estate:
Construction	76,146	18,685	94,831
Commercial Real Estate	1,948,292	223,107	2,171,399
SFR Mortgage	176,442	3,289	179,731
Consumer	51,436	8,353	59,789
Municipal lease finance receivables	113,460	169	113,629
Auto and equipment leases, net of unearned discount	17,370	—	17,370
Dairy and Livestock	343,350	199	343,549
Agribusiness	4,327	24,196	28,523

Gross loans	$3,225,122	$307,649	$3,532,771

Less:
Purchase accounting discount	—	(50,780)	(50,780)
Deferred loan fees, net	(5,395)	—	(5,395)

Gross loans, net of deferred loan fees	$3,219,727	$256,869	$3,476,596
Less: Allowance for credit losses	(93,964)	—	(93,964)

Net loans and lease finance receivables	$3,125,763	$256,869	$3,382,632

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	2.92%

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy, livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of June 30, 2012.

	June 30, 2012
Non-Covered Loans by Market Area	Total Non-Covered Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,152,173	36.2%	$782,571	39.8%
Inland Empire	628,484	19.8%	512,869	26.1%
Central Valley	599,717	18.9%	371,659	18.9%
Orange County	468,057	14.7%	177,534	9.1%
Other Areas (1)	332,184	10.4%	120,378	6.1%

	$3,180,615	100.0%	$1,965,011	100.0%

	June 30, 2012
Covered Loans by Market Area	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$14,777	6.0%	$16,081	8.0%
Inland Empire	2,480	1.0%	99	—
Central Valley	214,156	86.8%	177,911	88.2%
Orange County	113	0.1%	—	—
Other Areas (1)	15,123	6.1%	7,674	3.8%

	$246,649	100.0%	$201,765	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. This table breaks down our real estate portfolio, with the exception of construction loans which are addressed in a separate table.

	June 30, 2012
Non-Covered Commercial and SFR Real Estate Loans			Percent Owner-	Average Loan
(Dollars in thousands)	Loan Balance	Percent	Occupied (1)	Balance
Single Family-Direct	$39,612	2.0%	100.0%	$211
Single Family-Mortgage Pools	120,021	5.6%	100.0%	275
Multifamily	105,573	5.0%	—	1,025
Industrial	609,940	28.7%	35.7%	906
Office	333,990	15.7%	31.2%	893
Retail	313,256	14.7%	11.1%	1,268
Medical	134,662	6.3%	36.7%	1,548
Secured by Farmland	146,716	6.9%	100.0%	1,905
Other	320,874	15.1%	51.2%	1,263

	$2,124,644	100.0%	41.3%	1,078

(1)	Represents percentage of reported owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans totaled $39.6 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $120.0 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans.

	June 30, 2012
Covered Commercial and SFR Real Estate Loans			Percent Owner-	Average Loan
(Dollars in thousands)	Loan Balance	Percent	Occupied (1)	Balance
Single Family-Direct	$1,891	0.9%	100.0%	$90
Single-Family-Mortgage Pools	—	—	—	—
Multifamily	4,865	2.4%	—	1,216
Industrial	42,948	21.1%	60.9%	704
Office	18,262	9.0%	43.2%	494
Retail	21,274	10.4%	33.3%	686
Medical	15,571	7.6%	82.0%	1,038
Secured by Farmland	18,845	9.3%	100.0%	471
Other	80,000	39.3%	43.7%	1,081

	$203,656	100.0%	53.8%	842

(1)	Represents percentage of reported owner-occupied in each real estate loan category

As of June 30, 2012, the Company had $68.3 million in non-covered construction loans. This represents 2.15% of total non-covered gross loans outstanding of $3.18 billion. Of this $68.3 million in construction loans, approximately 5.67%, or $3.9 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $64.4 million, were related to commercial construction. The average balance of any single construction loan was approximately $2.4 million. Our construction loans are located throughout our marketplace as can be seen in the table below

As of June 30, 2012, the Company had $74.7 million in construction loans, both non-covered and covered. This represents 2.20% of gross loans outstanding of $3.43 billion. The following table presents a break-down of our non-covered construction loans excluding held for sale loans by county and type.

	June 30, 2012
Non-Covered Construction Loans	SFR & Multi-family
	Land
(Dollars in thousands)	Development		Construction		Total
Los Angeles County	$1,139	51.2%	$—	—	$1,139	29.4%
Inland Empire	20	0.9%	—	—	20	0.5%
Central Valley	671	30.2%	—	—	671	17.3%
Orange County	—	—	1,648	100.0%	1,648	42.6%
Other Areas (1)	394	17.7%	—	—	394	10.2%

	$2,224	100.0%	$1,648	100.0%	$3,872	100.0%

Total Non-Performing	$—	0.0%	$—	—	$—	0.0%

	Commercial
	Land Development		Construction		Total
Los Angeles	$—	—	$25,024	40.9%	$25,024	38.8%
Inland Empire	1,958	59.4%	17,862	29.2%	19,820	30.8%
Central Valley	1,338	40.6%	1,065	1.8%	2,403	3.7%
Orange County	—	—	—	—	—	—
Other Areas (1)	—	—	17,193	28.1%	17,193	26.7%

	$3,296	100.0%	$61,144	100.0%	$64,440	100.0%

Total Non-Performing		—	$17,904	29.3%	$17,904	27.8%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following table presents a break-down of our covered construction loans by county and type.

	June 30, 2012
Covered Construction Loans	SFR & Multi-family
	Land
(Dollars in thousands)	Development		Construction		Total
Central Valley	$613	100.0%	$2,107	100.0%	$2,720	100.0%

	$613	100.0%	$2,107	100.0%	$2,720	100.0%

	Commercial
	Land Development		Construction		Total
Central Valley	$701	100.0%	$3,027	100.0%	$3,728	100.0%

	$701	100.0%	$3,027	100.0%	$3,728	100.0%

Non-performing Assets (Non-Covered)

Non-covered non-performing assets were $72.3 million at June 30, 2012. Non-performing assets represent 2.27% of total loans and OREO and 1.11% of total assets at June 30, 2012. We had non-performing assets of $76.5 million at December 31, 2011. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

TABLE 6 - Non-Performing Assets, Non-Covered

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$30,112	$38,828
Troubled debt restructured loans (non-performing)	31,753	23,844
Other real estate owned (OREO)	10,394	13,820

Total nonperforming assets	$72,259	$76,492

Troubled debt restructured performing loans	$45,243	$38,554

Percentage of nonperforming assets to total net loans outstanding & OREO	2.27%	2.37%

Percentage of nonperforming assets to total assets	1.11%	1.18%

We had loans with a gross balance of $107.1 million classified as impaired as of June 30, 2012. This balance included the non-performing loans of $61.9 million. Impaired loans which were restructured in a troubled debt restructuring represented $77.0 million, of which $31.8 million were non-performing and $45.2 million were performing, as of June 30, 2012. Of the $31.8 million in non-performing TDRs, $12.5 million are not paying in accordance with the modified terms at June 30, 2012 and the remaining $19.3 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2011, we had impaired loans with a balance of $101.2 million. Impaired loans measured 3.37% as of June 30, 2012, compared to 3.14% of total non-covered loans as of December 31, 2011.

Of the total impaired loans, $76.0 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans, measured using the present value of expected future cash flows discounted at the loans effective rate, was $31.1 million.

At June 30, 2012 and December 31, 2011, TDRs of $45.2 million and $38.6 million, respectively, were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms

At June 30, 2012 and December 31, 2011, there was $23,000 and $27,000 of related allowance on TDRs, respectively, as any impairment amounts identified are charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the six months ended June 30, 2012 and 2011 were $46,000 and $10.0 million, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged off upon restructuring.

At June 30, 2012, we had $10.4 million in non-covered OREO, a decrease of $3.4 million from the eleven OREO properties totaling $13.8 million at December 31, 2011. During the six months ended June 30 2012, we added three properties for a total of $1.8 million to OREO. We sold six properties with an OREO value of $5.1 million, realizing a net gain of $304,000. At June 30, 2012, we had eight OREO properties, compared to eleven OREO properties at December 31, 2011. The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends (Non-Covered Loans) (Dollars in thousands)
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Non-Performing Loans
Residential Construction and Land	$—	$920	$920	$989	$1,080
Commercial Construction and Land	17,904	8,349	12,397	13,779	23,953
Residential Mortgage	12,469	13,129	16,970	18,792	17,786
Commercial Real Estate	23,084	27,238	25,992	25,454	24,731
Commercial and Industrial	4,622	4,082	3,432	3,277	4,649
Dairy & Livestock	3,394	1,200	2,475	2,574	2,672
Consumer	388	308	382	340	179
Auto & Equipment Leases	4	86	104	7	—

Total	$61,865	$55,312	$62,672	$65,212	$75,050

% of Total Loans	1.95%	1.74%	1.95%	2.06%	2.35%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	—	—	—	—	—
Residential Mortgage	—	4,109	1,568	—	460
Commercial Real Estate	1,041	5,798	787		2,590
Commercial and Industrial	176	1,317	3,022	940	675
Dairy & Livestock	—	—	—	—	—
Consumer	36	13	59	14	91
Auto & Equipment Leases	—	—	20	997	65

Total	$1,253	$11,237	$5,456	$1,951	$3,881

% of Total Loans	0.04%	0.35%	0.17%	0.06%	0.12%

OREO
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	7,117	7,117	7,117	8,580	7,117
Residential Mortgage	667	—	—	—	287
Commercial Real Estate	2,407	4,173	6,566	7,376	6,314
Commercial and Industrial	203	137	137	—	—
Dairy & Livestock	—	—	—	—	—
Consumer	—	—	—	—	—
Auto & Equipment Leases	—	—	—	—	—

Total	$10,394	$11,427	$13,820	$15,956	$13,718

Total Non-Performing, Past Due & OREO	$73,512	$77,976	$81,948	$83,119	$92,649

% of Total Loans	2.32%	2.45%	2.55%	2.62%	2.90%

We had $61.9 million in non-covered non-performing loans, defined as nonaccrual loans and non-performing TDRs, at June 30, 2012, or 1.95% of total non-covered loans. This compares to $62.7 million in non-performing loans at December 31, 2011 and $75.1 million in non-performing loans at June 30, 2011. Six customer relationships make up $29.4 million, or 47.52%, of our non-performing loans at June 30, 2012. Four of these customer relationships are commercial real estate developers (owner/non-owner occupied) and the primary collateral for these loans is commercial real estate properties. Two of the customer relationships are in the dairy and livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These six customer relationships have had total charge-offs of $6.0 million and have zero related ALLL at June 30, 2012.

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

Non-Performing Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-performing loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2012, there were no covered loans considered as non-performing as described above. There were five properties in covered OREO totaling $3.2 million as of June 30, 2012 compared to sixteen properties totaling $9.8 million as of December 31, 2011.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of customer deposits.

Total deposits were $4.70 billion at June 30, 2012. This represented an increase of $94.3 million, or 2.05%, over total deposits of $4.60 billion at December 31, 2011. This increase was due to organic growth primarily from our Centers. The composition of deposits is as follows:

	June 30, 2012		December 31, 2011
	(Dollars in thousands)
Non-interest bearing deposits
Demand deposits	$2,252,280	47.9%	$2,027,876	44.0%
Interest bearing deposits
Savings Deposits	1,684,398	35.9%	1,739,522	37.8%
Time deposits	762,172	16.2%	837,150	18.2%

Total deposits	$4,698,850	100.0%	$4,604,548	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $2.25 billion at June 30, 2012, representing an increase of $224.4 million, or 11.07%, from demand deposits of $2.03 billion at December 31, 2011. Non-interest-bearing demand deposits represented 47.93% of total deposits as of June 30, 2012, compared to 44.04% of total deposits as of December 31, 2011.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.68 billion at June 30, 2012, representing a decrease of $55.1 million, or 3.17%, from savings deposits of $1.74 billion at December 31, 2011.

Time deposits totaled $762.2 million at June 30, 2012. This represented a decrease of $75.0 million, or 8.96%, from total time deposits of $837.2 billion at December 31, 2011.

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we first pursue non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we seek to supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 17.11% for the three months ended June 30, 2012, compared to 19.77% for the same period in 2011.

At June 30, 2012, borrowed funds totaled $916.4 million. This represented a decrease of $41.6 million, or 4.34%, from total borrowed funds of $958.0 billion at December 31, 2011.

In November 2006, we began a repurchase agreement sweep product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of June 30, 2012 and December 31, 2011, total customer repurchases were $467.6 million and $509.4 million, respectively, with weighted average interest rates of 0.29% and 0.35%, respectively.

We have borrowing agreements with the FHLB. We had outstanding balances of $448.8 million and $448.7 million under these agreements at June 30, 2012 and December 31, 2011, respectively. The weighted average interest rate was 3.89% at June 30, 2012 and December 31, 2011, respectively. The FHLB holds certain investment securities and loans as collateral for these borrowings.

At June 30, 2012, $2.33 billion of loans and $2.10 billion of investment securities were pledged to secure our FHLB and the Federal Reserve Bank borrowings.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of June 30, 2012:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years

	(Dollars in thousands)
Deposits	$4,698,850	$4,683,062	$11,489	$849	$3,450
Customer Repurchase Agreements	467,636	467,636	—	—	—
FHLB borrowings	448,798	—	100,000	348,798	—
Junior Subordinated Debentures	87,631	—	—	—	87,631
Deferred Compensation	8,940	841	1,699	1,253	5,147
Operating Leases	21,607	5,170	8,038	4,954	3,445
Advertising Agreements	6,175	1,552	1,692	1,777	1,154

Total	$5,739,637	$5,158,261	$122,918	$357,631	$100,827

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

On June 17, 2012, we redeemed 50% or $20 million of the Trust Preferred Securities in CVB Statutory Trust I.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at June 30, 2012:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years

	( Dollars in thousands )
Commitments to extend credit	$560,444	$412,208	$69,989	$15,364	$62,883
Obligations under letters of credit	45,034	29,294	15,740	—	—

Total	$605,478	$441,502	$85,729	$15,364	$62,883

As of June 30, 2012, we had commitments to extend credit of approximately $560.4 million, obligations under letters of credit of $45.0 million. In addition, we had available lines of credit totaling $2.19 billion from correspondent banks, FHLB and the Federal Reserve Bank. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for undisbursed commitments of $9.6 million as of June 30, 2012 and December 31, 2011 included in other liabilities.

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

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first six months of 2012, the loan to deposit ratio averaged 73.45%, compared to an average ratio of 79.93% for the same period in 2011. The ratio of loans to deposits and customer repurchases averaged 66.17% for the first six months of 2012 and 71.16% for the same period in 2011.

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

At June 30, 2012, approximately $75.7 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of June 30, 2012, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $84.5 million for the first six months of 2012, compared to $41.6 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to a decrease in income taxes, as well as interest, vendor and employee payments. This increase was partially offset by a decrease in proceeds from the FDIC loss sharing agreement and an increase in service charges and other fees received.

Net cash provided in investing activities totaled $37.1 million for the first six months of 2012, compared to $49.9 million for the same period in 2011. The cash provided in investing activities was primarily the result of an increase in proceeds from repayments and maturity of investment securities and an increase in sales proceeds from OREO, partially offset by a decrease in loan and lease finance receivables and purchases of investment securities during the first six months of 2012.

Net cash provided by financing activities totaled $9.7 million for the first six months of 2012, compared to net cash used in financing activities of $38.7 million for the same period last year. The cash provided by financing activities during the first six months of 2012 was primarily due to an increase in total deposits, partially offset by decreases in customer repurchase agreements, and redemption of junior subordinated debentures.

At June 30, 2012, cash and cash equivalents totaled $476.7 million. This represented an increase of $19.6 million, or 4.29%, from a total of $457.1 million at June 30, 2011 and an increase of $131.4 million, or 38.04%, from a total of $345.3 million at December 31, 2011.

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

The Company’s equity capital was $748.3 million at June 30, 2012. This represented an increase of $33.4 million, or 4.68%, from equity capital of $714.8 million at December 31, 2011. The increase during the first half of 2012 was attributable to $45.9 million in net earnings, an increase in net unrealized gain on investment securities of $2.1 million and $3.2 million for various stock-based compensation items, offset by $17.8 million in common stock dividends paid.

The Company’s 2011 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 19 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At June 30, 2012, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first six months of 2012, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.17 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first half of 2012, we repurchased zero of our common stock outstanding. As of June 30, 2012, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2012, and December 31, 2011.

	Adequately Capitalized	Well Capitalized	June 30, 2012		December 31, 2011
			CVB Financial	Citizens	CVB Financial
			Corp.	Business	Corp.	Citizens
Capital Ratios	Ratios	Ratios	Consolidated	Bank	Consolidated	Business Bank

Tier 1 levarage capital ratio	4.00%	5.00%	11.37%	11.23%	11.19%	10.92%
Tier 1 risk-based capital ratio	4.00%	6.00%	18.51%	18.28%	17.79%	17.36%
Total risk-based capital ratio	8.00%	10.00%	19.77%	19.55%	19.05%	18.63%

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

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for credit losses by charging a provision for credit losses to earnings. Loans, including impaired loans, determined to be losses are charged against the allowance for credit losses. Our allowance for credit losses is maintained at a level considered by us to be appropriate to provide for estimated probable losses inherent in the existing portfolio. In this regard, it is important to note that the Bank’s practice with regard to impaired loans, including modified loans or troubled debt restructurings that are classified as impaired, is to generally charge off any impairment amount against the ALLL upon evaluating the loan using one of the three methods described in ASC 310-10-35 at the time a probable loss becomes recognized. As such, the Bank’s specific allowance for impaired loans, including troubled debt restructurings, are relatively low since any known impairment amount will generally have been charged off.

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

The Bank evaluates a loan’s collectability from information developed through our loan risk rating system and process, and other sources of information that asset management in monitoring loan performance (e.g. past due loan reports). The Bank then identifies loans for evaluation of impairment and establishes specific allowances in cases where we have identified significant conditions or circumstances related to a credit that we believe indicates the probability that a loss has been incurred. We perform a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. We then determine the impairment under ASC 310-10, which requires judgment and estimates, and allocate a portion of the allowance for losses as a specific allowance for each of these loans, or charge off the impairment amount as described above. The eventual outcomes may differ from the estimates used to determine the impairment amount.

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

The allowance for credit losses was $91.9 million as of June 30, 2012. This represents a decrease of $2.1 million, or 2.20%, compared to the allowance for credit losses of $94.0 million as of December 31, 2011. Activity in the allowance for credit losses was as follows for the six months ended June 30, 2012 and for the year ended December 31, 2011.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Balance, beginning of year	$93,964	$105,259
Provision charged to operations	—	7,068
Loans charged off	(3,958)	(20,521)
Recoveries on loans previously charged off	1,886	2,158

Balance, end of period	$91,892	$93,964

The table below presents a comparison of net credit losses, the provision for credit losses, and the resulting allowance for credit losses for the six months ended June 30, 2012 and 2011.

Summary of Credit Loss Experience

(Non-Covered Loans)

	As of and For the Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Amount of Total Loans at End of Period (1)	$3,174,908	$3,192,371

Average Total Loans Outstanding (1)	$3,184,264	$3,266,403

Allowance for Credit Losses at Beginning of Period	$93,964	$105,259

Charge-Offs:
Construction	$—	$7,417
Real Estate	1,956	4,383
Commercial and Industrial	683	883
Dairy & Livestock	1,150	3,291
Consumer, Auto and Other Loans	88	252

Total Charge-Offs	3,877	16,226

Recoveries:
Construction	1,052	403
Real Estate Loans	235	434
Commercial and Industrial	588	171
Dairy & Livestock	2	39
Consumer, Auto and Other Loans	9	160

Total Loans Recovered	1,886	1,207

Charge-Offs, net of recoveries	1,991	15,019

Other reallocation	(81)	(413)
Provision Charged to Operating Expense	—	7,068

Allowance for Credit Losses at End of period	$91,892	$96,895

Net Charge-Offs to Average Total Loans	0.06%	0.46%
Net Charge-Offs to Total Loans at End of Period	0.06%	0.47%
Allowance for Credit Losses to Average Total Loans	2.89%	2.97%
Allowance for Credit Losses to Total Loans at End of Period	2.89%	3.04%
Net Charge-Offs to Allowance for Credit Losses	2.17%	15.50%
Net Charge-Offs to Provision for Credit Losses	—	212.49%

(1)	Net of deferred loan origination fees.

While we believe that the allowance at June 30, 2012, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We have two issuances of trust preferred securities totaling $10.5 million with two large financial institutions.

•	Most of our investment securities are either municipal securities or securities backed by mortgages, Fannie Mae, Freddie Mac or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXV or above, except for our travel/accident carrier who is rated AIX.

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

•

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is generally mitigated as the loans with swaps are underwritten to take into account potential additional exposure.

•

We have $421.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

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

Approximately $1.58 billion, or 70%, of the total investment portfolio at June 30, 2012 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2012:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(0.16%)
- 100 basis points	(0.00%)

(1)	Changes from the base case for a 12-month period.

Based on our current models, we believe that the interest rate risk profile of the balance sheet remains well matched in the near term before turning slightly asset sensitive beyond year one. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

The key to monitoring transaction risk is in the design, documentation and implementation of well defined procedures. All transaction related procedures include steps to report events that might increase transaction risk. Dual controls are also a form of monitoring.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of June 30, 2012, the Company does not have any significant litigation reserves.

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

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The complaint seeks compensatory damages and other relief in favor of the purported class. On May 13, 2011, defendants filed a motion to dismiss the consolidated complaint. Following the filing by each side of supplemental motions and memoranda, the District Court conducted a hearing on August 29, 2011. The District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed an amended complaint against the same defendants, and the Company filed its motion to dismiss the Plaintiff’s amended complaint on March 26, 2012. The District Court conducted a hearing on June 4, 2012 on the Company’s motion to dismiss the amended complaint, and the parties are awaiting the issuance of the Court’s order with respect to the Company’s motion. The Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

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

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

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

Examples of recent global and national events and developments that could have one or more of the impacts or effects described above may include Standard & Poor’s decision in 2011 to downgrade the U.S. Government’s credit rating (and the possibility of similar actions by other statistical rating agencies), and uncertainty and possible economic turmoil resulting from concerns about government debt levels, currency values and the risk of economic contraction in Europe and Asia. These events could create global or national financial dislocation, and cause the interest rates on our borrowings and our cost of capital to fluctuate significantly. These adverse consequences could extend to the borrowers of the loans that we own and originate and, as a result, could materially and adversely affect returns on our investments, the ability of our borrowers to continue to pay their debt service or refinance and repay their loans and other obligations as they become due and our ability to continue to originate assets on favorable terms. Any such adverse consequences could also result in significant volatility in global stock markets, which could cause the market price of our common stock to decrease. In addition, there may be other events and developments, similar in consequence or concern, that we cannot currently predict and whose current or future impact or effect on the Company and the Bank cannot be precisely quantified.

We and our customers are exposed to cyber-security risks and the Bank may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. While the Bank seeks to implement cyber-security measures that we believe are commercially reasonable, it is possible that, regardless of the Bank’s responsibility for a security breach or loss, the Bank could be held liable for any such breach or loss. We have security measures and processes in place in an effort to protect against these cyber-security risks but these cyber-attacks are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Any compromise of our security could result in a violation of privacy or other laws, significant legal and financial exposure, loss of Bank or customer funds, damage to our reputation, and a loss of confidence in our security measures, which could harm our business or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock. As of June 30, 2012, we have the authority to repurchase up to 7,765,171 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. During 2011 and 2010, we repurchased 1,594,488 and 640,341 shares of common stock at the average price of $7.86 and $8.07, respectively. The shares are canceled and retired upon repurchase. There is no expiration date for our current stock repurchase program. During the first half of 2012, there were no purchases of our common stock outstanding.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished, not filed to the extent set forth in Regulation S-T.

(1) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: August 9, 2012

Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer