Form 10-Q
period 2012-09-30
CVB FINANCIAL CORP
filed 2012-11-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of common stock of the registrant: 104,825,389 outstanding as of October 31, 2012.

CVB FINANCIAL CORP.

2012 QUARTERLY REPORT ON FORM 10-Q

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of property inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown or decline in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; the cost or effect of acquisitions we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, banking, securities, employment, executive compensation, insurance, and information security) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats including theft or loss of bank or customer funds loss of system functionality or theft or loss of data; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share, retain customers and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or reviews. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$99,881	$35,407
Interest-earning balances due from Federal Reserve	148,304	309,936

Total cash and cash equivalents	248,185	345,343
Interest-earning balances due from depository institutions	70,000	60,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,173,946 at September 30, 2012 and $ 2,130,029 at December 31, 2011)	2,257,507	2,201,526
Investment securities held-to-maturity	2,122	2,383
Investment in stock of Federal Home Loan Bank (FHLB)	62,428	72,689
Non-covered loans held-for-sale	996	348
Covered loans held-for-sale	—	5,664
Loans and lease finance receivables, excluding covered loans	3,227,405	3,219,727
Allowance for credit losses	(92,067)	(93,964)

Net non-covered loans and lease finance receivables	3,135,338	3,125,763

Covered loans and lease finance receivables, net	207,307	256,869
Premises and equipment, net	35,577	36,280
Bank owned life insurance	118,384	116,132
Accrued interest receivable	22,885	23,512
Intangibles	3,830	5,548
Goodwill	55,097	55,097
FDIC loss sharing asset	22,271	59,453
Non-covered other real estate owned	10,473	13,820
Covered other real estate owned	1,288	9,782
Income taxes	19,447	48,033
Other assets	48,206	44,673

TOTAL ASSETS	$6,321,341	$6,482,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$2,324,401	$2,027,876
Interest-bearing	2,456,715	2,576,672

Total deposits	4,781,116	4,604,548
Customer repurchase agreements	448,788	509,370
Borrowings	198,866	448,662
Accrued interest payable	1,574	3,526
Deferred compensation	8,957	8,735
Junior subordinated debentures	67,012	115,055
Other liabilities	60,821	78,205

TOTAL LIABILITIES	5,567,134	5,768,101

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 104,813,389 at September 30, 2012 and 104,482,271 at December 31, 2011	483,951	479,973
Retained earnings	221,791	193,372
Accumulated other comprehensive income, net of tax	48,465	41,469

Total stockholders’ equity	754,207	714,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,321,341	$6,482,915

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans held-for-sale	$6	$17	$16	$46
Loans and leases, including fees	45,553	48,791	139,273	147,116
Accretion on acquired loans	7,045	3,980	19,258	11,638

Loans, including fees	52,604	52,788	158,547	158,800

Investment securities:
Taxable	7,246	9,407	25,202	28,397
Tax-advantaged	5,640	5,951	17,221	17,791

Total investment income	12,886	15,358	42,423	46,188

Dividends from FHLB	79	52	263	183
Federal funds sold and interest-bearing deposits with other institutions	276	332	856	1,053

Total interest income	65,845	68,530	202,089	206,224

Interest expense:
Deposits	1,398	1,979	4,605	6,987
Borrowings	4,086	5,748	13,933	17,286
Junior subordinated debentures	617	823	2,245	2,467

Total interest expense	6,101	8,550	20,783	26,740

Net interest income before provision for credit losses	59,744	59,980	181,306	179,484
Provision for credit losses	—	—	—	7,068

Net interest income after provision for credit losses	59,744	59,980	181,306	172,416

Noninterest income:
Net impairment loss on investment securities recognized in earnings	—	(427)	—	(546)
Service charges on deposit accounts	4,040	4,021	12,232	11,773
Trust and investment services	2,037	2,056	6,264	6,468
Bankcard services	962	771	2,888	2,295
BOLI Income	781	733	2,271	2,589
Decrease in FDIC loss sharing asset, net	(7,059)	(844)	(19,339)	(1,118)
Other	1,865	1,204	5,858	2,025

Total noninterest income	2,626	7,514	10,174	23,486

Noninterest expense:
Salaries and employee benefits	17,489	17,579	50,856	53,459
Occupancy and equipment	4,010	4,152	11,582	12,554
Professional services	1,522	3,728	5,215	12,365
Software licenses and maintenance	1,062	795	2,960	2,830
Promotion	1,176	1,271	3,741	3,801
Amortization of Intangibles	449	862	1,717	2,629
Provision for unfunded commitments	—	(1,650)	—	(918)
Debt termination	20,379	—	20,379	—
OREO expense	405	2,247	1,458	5,023
Other	3,528	3,874	11,273	14,575

Total noninterest expense	50,020	32,858	109,181	106,318

Earnings before income taxes	12,350	34,636	82,299	89,584
Income taxes	3,093	12,253	27,155	29,563

Net earnings	$9,257	$22,383	$55,144	$60,021

Other comprehensive income:
Unrealized (loss) gain on securities arising during the period	$8,417	$23,975	$12,064	$56,582
Less: Reclassification adjustment for net gain on securities included in net income	—	(283)	—	(402)

Other comprehensive income, before tax	8,417	24,258	12,064	56,984
Income tax related to items of other comprehensive income	(3,536)	(10,188)	(5,068)	(23,933)

Other comprehensive income, net of tax	$4,881	$14,070	$6,996	$33,051

Comprehensive income	$14,138	$36,453	$62,140	$93,072

Basic earnings per common share	$0.09	$0.21	$0.53	$0.57

Diluted earnings per common share	$0.09	$0.21	$0.53	$0.57

Cash dividends per common share	$0.085	$0.085	$0.255	$0.255

See accompanying notes to condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(Dollars and shares in thousands)
Balance January 1, 2011	106,076	$490,226	$147,444	$6,185	$643,855
Repurchase of common stock	(1,503)	$(11,837)			(11,837)
Exercise of stock options	9	57			57
Tax benefit from exercise of stock options		2			2
Stock-based Compensation Expense		1,673			1,673
Cash dividends declared
Common ($0.255 per share)			(26,947)		(26,947)
Net earnings			60,021		60,021
Other comprehensive income				33,051	33,051

Balance September 30, 2011	104,582	$480,121	$180,518	$39,236	$699,875

Balance January 1, 2012	104,482	$479,973	$193,372	$41,469	$714,814
Exercise of stock options	331	2,412			2,412
Tax benefit from exercise of stock options		179			179
Stock-based Compensation Expense		1,387			1,387
Cash dividends declared
Common ($0.255 per share)			(26,725)		(26,725)
Net earnings			55,144		55,144
Other comprehensive income				6,996	6,996

Balance September 30, 2012	104,813	$483,951	$221,791	$48,465	$754,207

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$200,601	$203,106
Service charges and other fees received	28,144	24,889
Interest paid	(22,531)	(27,279)
Cash paid to vendors and employees	(105,347)	(91,806)
Income taxes paid	(3,455)	(57,000)
Proceeds from FDIC loss sharing agreement	17,842	43,891

Net cash provided by operating activities	115,254	95,801

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB Stock	10,261	10,537
Proceeds from repayment of investment securities	401,229	239,791
Proceeds from maturity of investment securities	74,287	84,410
Purchases of investment securities	(567,391)	(631,043)
Net decrease in loans and lease finance receivables	61,475	258,064
Proceeds from sales of premises and equipment	26	180
Proceeds from sales of other real estate owned	17,274	11,917
Purchase of premises and equipment	(3,382)	(679)

Net cash used in investing activities	(6,221)	(26,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	275,109	315,291
Net decrease in time deposits	(98,541)	(244,975)
Repayment of advances from Federal Home Loan Bank	(250,000)	—
Net decrease in other borrowings	—	13
Net decrease in customer repurchase agreements	(60,582)	(56,915)
Repayment of FCB Statutory Trust II	(6,805)	(5,000)
Repayment of CBB Statutory Trust I	(41,238)	—
Cash dividends on common stock	(26,725)	(26,947)
Repurchase of common stock	—	(11,837)
Proceeds from exercise of stock options	2,412	57
Tax benefit related to exercise of stock options	179	2

Net cash used in financing activities	(206,191)	(30,311)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(97,158)	38,667
CASH AND CASH EQUIVALENTS, beginning of period	345,343	404,275

CASH AND CASH EQUIVALENTS, end of period	$248,185	$442,942

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$55,144	$60,021
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of capitalized prepayment penalty on borrowings	204	204
(Gain)/loss on sale of premises and equipment	(1)	11
Gain on sale of other real estate owned	(1,341)	(202)
Credit-related impairment loss on investment securities held-to-maturity	—	546
Increase from bank owned life insurance	(2,252)	(2,589)
Net amortization of premiums on investment securities	17,578	9,130
Accretion of SJB Discount	(19,258)	(11,638)
Provisions for credit losses	—	7,068
Valuation adjustment for losses on other real estate owned	490	3,849
Change in FDIC loss sharing Asset	19,339	1,118
Stock-based compensation	1,387	1,673
Depreciation and amortization	5,776	7,313
Proceeds from FDIC loss sharing agreement	17,842	43,891
Change in accrued interest receivable	627	507
Change in accrued interest payable	(1,952)	(742)
Change in other assets and liabilities	21,671	(24,359)

Total adjustments	60,110	35,780

NET CASH PROVIDED BY OPERATING ACTIVITIES	$115,254	$95,801

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$—	$20,883
Transfer from loans to Other Real Estate Owned	$4,582	$29,117

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2012, and 2011

(unaudited)

1. BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. and its wholly owned subsidiaries (the “Company”): Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust II, and CVB Statutory Trust III. CVB Statutory Trust II was created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), these trusts do not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County, California. The Bank operates 41 Business Financial Centers, five Commercial Banking Centers, and two trust office locations with its headquarters located in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Reclassification—Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. SIGNIFICANT ACCOUNTING POLICIES

Investment Securities—The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost.

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

Loans Held-for-Sale—Loans held-for-sale include mortgage loans originated for resale and other non-covered or covered loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value. Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Cost generally approximates fair value at any reporting date, as the mortgage loans were recently originated. The transfer of the loan(s) to held-for-sale is done at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for credit losses (“ALLL”). Any subsequent decline in value or any subsequent gain on sale of the loan is recorded to current earnings and reported as part of other non-interest income. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any mortgage loans sold.

Loans and Lease Finance Receivables—Non-covered loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are unfunded amounts are not reflected in the accompanying condensed consolidated financial statements.

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

Troubled Debt Restructurings—Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions that result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. Where collateral is offered by a borrower and it is significant in proportion to the nature of the concession requested, to the extent that it substantially reduces the Company’s risk of loss we may provide a concession. In such cases, these modifications are not considered a TDR as, in substance, no concession was made as a result of the significant additional collateral obtained.

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

The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that represents the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, is generally charged off and recorded against the allowance for credit losses at the time impairment is measurable and a probable loss is determined. As a result, most of the TDRs have no specific allowance allocated because, consistent with the Company’s stated practice, any impairment is typically charged-off in the period in which it is identified. Impairment on collateral dependent restructured loans is measured by determining the amount the impaired loan exceeds the fair value of the collateral less estimated selling costs. The fair value is generally determined by an appraisal of the collateral performed by a Company approved third-party independent appraiser. The majority of impaired loans that are collateral dependent are charged off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.

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

Covered Loans—We refer to “covered loans” as those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we will be reimbursed for a substantial portion of any future losses under the terms of the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. We account for loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool).

Provision and Allowance for Credit Losses—The allowance for credit losses is management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

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

The Company’s methodology is consistently applied across all portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. A key factor in the Company’s methodology is the loan risk rating (Pass, Special Mention, Substandard, Doubtful and Loss). Loan risk ratings are updated as facts related to the loan or borrower become available. In addition, all term loans in excess of $1.0 million are subject to an annual internal credit review process where all factors underlying the loan, borrower and guarantors are reviewed and may result in changes to the loan’s risk rating. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect our view of current economic conditions. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory agencies and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

A provision for credit losses on the covered portfolio will be recorded if there is deterioration in the expected cash flows on covered loans as a result of deteriorated credit quality compared to those previously estimated without regard to the reimbursement from the FDIC under the FDIC loss sharing agreement. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income as an increase in FDIC loss sharing asset. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are recognized by recording a provision for credit losses on acquired impaired loans. Loans accounted for as part of a pool are measured based on the expected cash flows of the entire pool.

FDIC Loss Sharing Asset—On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) from the FDIC in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date.

The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the loss estimates on the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life. These increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Goodwill and Intangible Assets—Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company selected July 1 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was zero recorded impairment as of September 30, 2012.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

At September 30, 2012, goodwill was $55.1 million. As of September 30, 2012, intangible assets that continue to be subject to amortization include core deposit premiums of $3.8 million (net of $28.2 million of accumulated amortization). Amortization expense for such intangible assets was $1.7 million for the nine months ended September 30, 2012. Estimated amortization expense for the remainder of 2012 is expected to be $442,000. Estimated amortization expense for the succeeding years is $1.1 million for 2013, $475,000 for 2014, $437,000 for 2015, $395,000 for 2016 and $955,000 for the period from 2017 to 2019. The weighted average remaining life of intangible assets is approximately 1.7 years.

Fair Value of Financial Instruments—We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in Note 7 to the condensed consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Earnings per Common Share—The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock.

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at September 30, 2012 was 104,813,389. The tables below presents the reconciliation of earnings per share for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amount)
Earnings per common share
Net earnings available to common shareholders	$9,257	$22,383	$55,144	$60,021
Less: Net earnings allocated to restricted stock	30	81	179	229

Net earnings allocated to common shareholders (numerator)	$9,227	$22,302	$54,965	59,792

Weighted Average Shares Outstanding (denominator)	104,456	105,117	104,380	105,474
Earnings per common share	$0.09	$0.21	$0.53	0.57

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$9,227	$22,302	$54,965	$59,792

Weighted Average Shares Outstanding	104,456	105,117	104,380	105,474
Incremental shares from assumed exercise of outstanding options	320	89	259	81

Diluted Weighted Average Shares Outstanding (denominator)	104,776	105,206	104,639	105,555
Diluted earnings per common share	$0.09	$0.21	$0.53	0.57

Stock-Based Compensation—At September 30, 2012, the Company has three stock-based employee compensation plans, which are described more fully in Note 18 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

Derivative Financial Instruments—All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the condensed consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes, and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, determining the amount and realization of the FDIC loss sharing asset, and valuation of deferred tax assets, other intangibles and OREO.

Other Contingencies—In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information Item 1. “Legal Proceedings,” at September 30, 2012 the Company does not have any litigation reserves and is not aware of any material pending legal actions or complaints asserted against the Company.

4. FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK

On October 16, 2009 the Bank acquired SJB and entered into a loss sharing agreement with the FDIC that is more fully discussed in the Significant Accounting Policies (Note 3) included herein.

Loans acquired from the SJB acquisition have been performing better than originally expected. At September 30, 2012, the remaining discount associated with the SJB loans approximates $28.6 million. Based on the current re-forecast of expected cash flows, approximately $14.0 million of the discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.25 years and 1.75 years, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $22.3 million at September 30, 2012 will be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 2 years.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$93,660	$247	$(64)	$93,843	4.16%
Residential mortgage-backed securities	839,474	30,123	—	869,597	38.52%
CMO’s / REMIC’s—Residential	643,150	7,944	(1,325)	649,769	28.78%
Municipal bonds	592,662	46,685	(124)	639,223	28.32%
Other securities	5,000	75	—	5,075	0.22%

Total Investment Securities	$2,173,946	$85,074	$(1,513)	$2,257,507	100.00%

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,273	$234	$—	$46,507	2.11%
Residential mortgage-backed securities	869,847	18,487	(334)	888,000	40.33%
CMO’s / REMIC’s—Residential	594,866	10,307	(665)	604,508	27.46%
Municipal bonds	608,575	43,665	(203)	652,037	29.62%
Other securities	10,468	10	(4)	10,474	0.48%

Total Investment Securities	$2,130,029	$72,703	$(1,206)	$2,201,526	100.00%

Approximately 69% of the available-for-sale portfolio at September 30, 2012 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2012 and December 31, 2011. We have $2.9 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored).

There were zero realized gains or losses for the first nine months of 2012, compared to an impairment loss of $546,000 for the same period in 2011.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,122	$—	$—	$—	$2,122	$—

Available-for-Sale
Government agency	$25,454	$64	$—	$—	$25,454	$64
Residential mortgage-backed securities	22	—	—	—	22	—
CMO/REMICs—Residential	155,051	1,325	—	—	155,051	1,325
Municipal bonds	11,347	124	—	—	11,347	124
Other Securities	—	—	—	—	—	—

	$191,874	$1,513	$—	$—	$191,874	$1,513

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs—Residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other Securities	2,500	4	—	—	2,500	4

	$233,909	$1,206	$—	$—	$233,909	$1,206

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

As of September 30, 2012, the unrealized loss on this security was zero and the fair value on the security was 76% of the current par value. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of September 30, 2012. The key assumptions include default rates, loss severities and prepayment rates. This security was determined to be credit impaired during 2009 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. In 2009, we recognized an other-than-

temporary impairment of $2.0 million reduced by $1.7 million for the non-credit portion which was reflected in other comprehensive income. The remaining loss of $323,000 was recognized in earnings for the year ended December 31, 2009. This Alt-A bond, with a book value of $2.1 million as of September 30, 2012, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income.

There were no changes in credit related other-than temporary impairment recognized in earnings for the nine months ended September 30, 2012, compared to an other-than-temporary impairment loss of $546,000 recognized during the same period in 2011.

Government Agency & Government-Sponsored Enterprise— The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. As of September 30, 2012, approximately $12.1 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs— Almost all of the available-for-sale mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 3.5 years. Of the total MBS/CMO, 99.81% have the implied guarantee of U.S. government-sponsored agencies. The remaining 0.19% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds—The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 9.7 years. The Company seeks to diversify its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2012.

We are periodically monitoring the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. We continue to periodically monitor municipalities, which includes a review of the respective municipalities’ audited financial statements to determine whether we believe there are any audit or performance issues. We use outside brokers to assist us in these analyses. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities appear to be exhibiting financial problems that would lead us to believe that there is an OTTI for any given security.

At September 30, 2012 and December 31, 2011, investment securities having an amortized cost of approximately $2.00 billion and $1.85 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Due in one year or less	$107,507	$108,817	2.07%
Due after one year through five years	1,748,952	1,810,289	2.66%
Due after five years through ten years	290,605	308,207	3.14%
Due after ten years	26,882	30,194	3.69%

	$2,173,946	$2,257,507	2.71%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2012.

6. LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of the components of loan and lease finance receivables:

	As of September 30, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$525,801	$28,199	$554,000
Real Estate:
Construction	70,740	1,745	72,485
Commercial Real Estate	2,012,119	194,220	2,206,339
SFR Mortgage	158,074	1,656	159,730
Consumer	46,769	7,379	54,148
Municipal lease finance receivables	109,005	—	109,005
Auto and equipment leases, net of unearned discount	13,302	—	13,302
Dairy and Livestock	288,437	—	288,437
Agribusiness	9,495	2,698	12,193

Gross loans	$3,233,742	$235,897	$3,469,639
Less:
Purchase accounting discount	—	(28,590)	(28,590)
Deferred loan fees, net	(6,337)	—	(6,337)

Gross loans, net of deferred loan fees	$3,227,405	$207,307	$3,434,712
Less: Allowance for credit losses	(92,067)	—	(92,067)

Net loans and lease finance receivables	$3,135,338	$207,307	$3,342,645

	As of December 31, 2011
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$494,299	$29,651	$523,950
Real Estate:
Construction	76,146	18,685	94,831
Commercial Real Estate	1,948,292	223,107	2,171,399
SFR Mortgage	176,442	3,289	179,731
Consumer	51,436	8,353	59,789
Municipal lease finance receivables	113,460	169	113,629
Auto and equipment leases, net of unearned discount	17,370	—	17,370
Dairy and Livestock	343,350	199	343,549
Agribusiness	4,327	24,196	28,523

Gross loans	$3,225,122	$307,649	$3,532,771
Less:
Purchase accounting discount	—	(50,780)	(50,780)
Deferred loan fees, net	(5,395)	—	(5,395)

Gross loans, net of deferred loan fees	$3,219,727	$256,869	$3,476,596
Less: Allowance for credit losses	(93,964)	—	(93,964)

Net loans and lease finance receivables	$3,125,763	$256,869	$3,382,632

As of September 30, 2012, 63.59% of the total loan portfolio consisted of commercial real estate loans and 2.09% of the total loan portfolio consisted of construction loans, respectively. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At September 30, 2012, the Company held approximately $1.54 billion of fixed rate loans.

At September 30, 2012 and December 31, 2011, loans totaling $2.37 billion and $2.31 billion, respectively, were pledged to secure the borrowings from the FHLB and the Federal Reserve Bank.

The following is the activity of loans held-for-sale for the periods indicated:

Non-Covered Loans Held for Sale Activity

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$2,880	$7,341	$348	$2,954

Originations of mortage loans	5,853	17,031	22,035	33,512
Sales of mortgage loans	(4,150)	(11,258)	(17,800)	(27,279)
Transfer of mortgage loans to held for investment	(3,587)	(2,875)	(3,587)	(3,292)
Sales of other loans		(6,000)		(6,000)
Transfers of other loans to held for sale		—		6,000
Write-down of loans held for sale		—		(1,656)

Balance, end of period	$996	$4,239	$2,880	$4,239

Covered Loans Held for Sale Activity

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$—	$—	$5,664	$—

Originations of mortage loans	—	—		—
Sales of mortgage loans	—	—		—
Transfer of other loans to held for investment	—	—		—
Sales of other loans	—	—	(3,745)	—
Transfers of other loans to held for sale	—	5,726	—	5,726
Write-down of loans held for sale	—	—	(1,219)	—
Payment on other loans	—		(700)

Balance, end of period	$—	$5,726	$—	$5,726

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

Pass—These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

Pass Watch List—Pass Watch list loans usually require more than normal management attention. Loans which qualify for the Pass Watch List may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.

Special Mention—Loans assigned to this category are currently protected but are weak. Although concerns exist, the Company is currently protected and loss is unlikely. Such loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

Substandard—Loans classified as substandard include poor liquidity, high leverage, and erratic earnings or losses. The primary source of repayment is no longer realistic, and asset or collateral liquidation may be the only source of repayment. Loans are marginal and require continuing and close supervision by credit management. Substandard loans have the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

Doubtful—Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added provision that the weaknesses make collection or the liquidation, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the assets, their classifications as losses are deferred until their more exact status may be determined.

Loss—Loans classified as loss are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following table summarizes our internal risk grouping by loan class as of September 30, 2012 and December 31, 2011:

Credit Quality Indicators

As of September 30, 2012 and December 31, 2011

(Dollars in thousands)

Credit Risk Profile by Internally Assigned Grade

	September 30, 2012
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
Commercial & Industrial	$347,463	$110,144	$46,246	$21,068	$880	$525,801
Construction—Speculative	1,855	—	19,522	28,575	—	49,952
Construction—Non-Speculative	6,408	5,161	—	9,219	—	20,788
Commercial Real Estate—Owner-Occupied	442,706	117,652	67,178	82,421	—	709,957
Commercial Real Estate—Non-Owner-Occupied	842,031	253,749	124,668	81,714	—	1,302,162
Residential Real Estate (SFR 1-4)	133,325	6,512	4,148	14,089	—	158,074
Dairy & Livestock	51,476	98,531	78,074	60,185	171	288,437
Agribusiness	5,262	3,168	1,065	—	—	9,495
Municipal Lease Finance Receivables	74,163	21,473	11,147	2,222	—	109,005
Consumer	39,701	3,484	2,054	1,530	—	46,769
Auto & Equipment Leases	9,517	3,190	143	452	—	13,302

Total Non-covered Loans	1,953,907	623,064	354,245	301,475	1,051	3,233,742
Covered Loans	90,469	68,672	38,944	37,812	—	235,897

Total Loans excluding held-for-sale	2,044,376	691,736	393,189	339,287	1,051	3,469,639
Non-covered loans held-for-sale	996	—	—	—	—	996
Covered loans held-for-sale	—	—	—	—	—	—

Total Gross Loans	$2,045,372	$691,736	$393,189	$339,287	$1,051	$3,470,635

	December 31, 2011
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
Commercial & Industrial	$323,653	$94,059	$55,140	$21,447	$—	$494,299
Construction—Speculative	2,654	—	25,610	35,191	—	63,455
Construction—Non-Speculative	1,314	137	687	10,553	—	12,691
Commercial Real Estate—Owner-Occupied	370,801	176,958	74,315	77,884	—	699,958
Commercial Real Estate—Non-Owner-Occupied	836,465	193,751	108,798	108,482	838	1,248,334
Residential Real Estate (SFR 1-4)	143,841	8,336	6,807	17,458	—	176,442
Dairy & Livestock	73,074	106,024	91,416	72,619	217	343,350
Agribusiness	2,800	860	667	—	—	4,327
Municipal Lease Finance Receivables	70,781	23,106	8,927	10,646	—	113,460
Consumer	42,295	3,474	3,906	1,740	21	51,436
Auto & Equipment Leases	11,742	39	3,506	522	1,561	17,370

Total Non-covered Loans	1,879,420	606,744	379,779	356,542	2,637	3,225,122
Covered Loans	48,440	73,718	20,728	164,198	565	307,649

Total Loans excluding held-for-sale	1,927,860	680,462	400,507	520,740	3,202	3,532,771
Non-covered loans held-for-sale	348	—	—	—	—	348
Covered loans held-for-sale	—	—	—	5,664	—	5,664

Total Gross Loans	$1,928,208	$680,462	$400,507	$526,404	$3,202	$3,538,783

Allowance for Credit Losses

The Company’s Credit Management Division is responsible for regularly reviewing the allowance for credit losses (“ALLL”) methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The Bank’s methodology consists of two major phases.

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

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. During the nine months ended September 30, 2012, many of our dairy and livestock borrowers experienced an increase in feed costs, a decrease in milk prices, and tightened profit margins. As part of our qualitative analysis during the nine months ended September 30, 2012, we adjusted the attributes used in the allowance for credit losses to account for challenges evident in the current economic environment of the dairy and livestock industry.

Management believes that the ALLL was adequate at September 30, 2012. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for credit losses; and the recorded investment in held-for-investment loans by portfolio segment and based upon our impairment method as of September 30, 2012 and 2011:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Dollars in thousands)

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three and Nine Months Ended September 30, 2012
Allowance for Credit Losses:

Beginning balance, July 1, 2012	$12,332	$3,029	$48,358	$1,656	$16,867	$1,510	$—	$8,140	$91,892
Charge-offs	(294)	—	(526)	—	—	(66)	—	—	(886)
Recoveries	106	77	138	—	9	3	728	—	1,061
Provision/Reallocation of ALLL	(13)	265	86	(110)	2,860	(51)	(728)	(2,309)	—

Ending balance, September 30, 2012	$12,131	$3,371	$48,056	$1,546	$19,736	$1,396	$—	$5,831	$92,067

Beginning balance, January 1, 2012	$10,654	$4,947	$51,873	$2,403	$17,230	$1,638	$—	$5,219	$93,964
Charge-offs	(977)	—	(2,482)	—	(1,150)	(154)	(81)	—	(4,844)
Recoveries	694	1,129	373	—	11	12	728	—	2,947
Provision/Reallocation of ALLL	1,760	(2,705)	(1,708)	(857)	3,645	(100)	(647)	612	—

Ending balance, September 30, 2012	$12,131	$3,371	$48,056	$1,546	$19,736	$1,396	$—	$5,831	$92,067

Ending balance: Individually evaluated for impairment	$481	$—	$373	$—	$1,043	$113	$—	$—	$2,010

Ending balance: Collectively evaluated for impairment	$11,650	$3,371	$47,683	$1,546	$18,693	$1,283	$—	$5,831	$90,057

Loans and financing receivables: (2)
Ending balance, September 30, 2012	$525,801	$70,740	$2,170,193	$109,005	$288,437	$69,566	$207,307	$—	$3,441,049

Ending balance: Individually evaluated for impairment	$6,976	$37,794	$49,233	$472	$22,762	$364	$—	$—	$117,601

Ending balance: Collectively evaluated for impairment	$518,825	$32,946	$2,120,960	$108,533	$265,675	$69,202	$—	$—	$3,116,141

Ending balance: Acquired loans, net of discount, with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$207,307	$—	$207,307

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three and Nine Months Ended September 30, 2011
Allowance for Credit Losses:

Beginning balance, July 1, 2011	$11,286	$4,338	$45,265	$2,618	$23,511	$1,608	$—	$8,269	$96,895
Charge-offs	(392)	(559)	(562)	—	—	(187)	(256)	—	(1,956)
Recoveries	73	343	148	—	—	23	2	—	589
Provision/Reallocation of ALLL	(116)	(88)	5,470	(89)	(5,045)	144	254	(530)	—

Ending balance, September 30, 2011	$10,851	$4,034	$50,321	$2,529	$18,466	$1,588	$—	$7,739	$95,528

Beginning balance, January 1, 2011	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259
Charge-offs	(1,275)	(7,976)	(4,945)	—	(3,291)	(439)	(674)	—	(18,600)
Recoveries	244	746	582	—	39	183	7	—	1,801
Provision/Reallocation of ALLL	410	1,076	11,155	357	(14,343)	810	667	6,936	7,068

Ending balance, September 30, 2011	$10,851	$4,034	$50,321	$2,529	$18,466	$1,588	$—	$7,739	$95,528

Ending balance: Individually evaluated for impairment	$415	$—	$1,275	$—	$1,372	$34	$—	$—	$3,096

Ending balance: Collectively evaluated for impairment	$10,436	$4,034	$49,046	$2,529	$17,094	$1,554	$—	$7,739	$92,432

Loans and financing receivables: (2)
Ending balance, September 30, 2011	$477,766	$77,364	$2,146,353	$115,532	$292,049	$66,416	$280,337	$—	$3,455,817

Ending balance: Individually evaluated for impairment	$6,014	$34,854	$53,782	$—	$2,574	$197	$—	$—	$97,421

Ending balance: Collectively evaluated for impairment	$471,752	$42,510	$2,092,571	$115,532	$289,475	$66,219	$—	$—	$3,078,059

Ending balance: Acquired loans, net of discount, with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$280,337	$—	$280,337

(1)	Represents the allowance and related loan balance determined in accordance with ASC 310-30.
(2)	Net of purchase accounting discount and deferred loan fees.

Past Due and Non-Performing Loans

We seek to manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for credit losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

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

The accrual of interest on loans is discontinued when the loan becomes 90 days or more past due based on the contractual term of the loan, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Nonaccrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected.

Speculative construction loans are generally for properties where there is no identified buyer or renter.

The following table presents the recorded investment in non-covered past due and nonaccrual loans and loans past due by class of loans as of September 30, 2012 and December 31, 2011:

Non-Covered Past Due and Nonaccrual Loans

As of September 30, 2012 and December 31, 2011

(Dollars in Thousands)

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
Commercial & Industrial	$282	$4	$—	$286	$3,896	$521,619	525,801
Construction—Speculative	—	—	—	—	17,708	32,244	49,952
Construction—Non-Speculative	—	—	—	—	—	20,788	20,788
Commercial Real Estate—Owner-Occupied	—	—	—	—	5,603	704,354	709,957
Commercial Real Estate—Non-Owner-Occupied	298	—	—	298	15,751	1,286,113	1,302,162
Residential Real Estate (SFR 1-4)	—	650	—	650	12,321	145,103	158,074
Dairy & Livestock	—	—	—	—	10,345	278,092	288,437
Agribusiness	170	—	—	170	—	9,325	9,495
Municipal Lease Finance Receivables	—	—	—	—	—	109,005	109,005
Consumer	72	—	—	72	364	46,333	46,769
Auto & Equipment Leases	209	4	—	213	—	13,089	13,302

Total Non-covered Loans excluding held-for-sale	1,031	658	—	1,689	65,988	3,166,065	3,233,742
Loans Held-for-Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	996	996

Total	$1,031	$658	$—	$1,689	$65,988	$3,167,061	$3,234,738

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
Commercial & Industrial	$2,872	$150	$—	3,022	$3,432	$487,845	$494,299
Construction—Speculative	—	—	—	—	13,317	42,203	55,520
Construction—Non-Speculative	—	—	—	—	—	20,626	20,626
Commercial Real Estate—Owner-Occupied	133	280	—	413	9,474	690,071	699,958
Commercial Real Estate—Non-Owner-Occupied	374	—	—	374	16,518	1,231,442	1,248,334
Residential Real Estate (SFR 1-4)	1,568	—	—	1,568	16,970	157,904	176,442
Dairy & Livestock	—	—	—	—	2,475	340,875	343,350
Agribusiness	—	—	—	—	—	4,327	4,327
Municipal Lease Finance Receivables	—	—	—	—	—	113,460	113,460
Consumer	59	—	—	59	382	50,995	51,436
Auto & Equipment Leases	14	6	—	20	104	17,246	17,370

Total Non-covered Loans excluding held-for-sale	5,020	436	—	5,456	62,672	3,156,994	3,225,122
Loans Held-for-Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	348	348

Total	$5,020	$436	$—	$5,456	$62,672	$3,157,342	$3,225,470

Non-Covered Impaired Loans

At September 30, 2012, the Company had non-covered impaired loans of $117.6 million. Of this amount, $17.7 million in nonaccrual commercial construction loans, $12.3 million of nonaccrual single family mortgage loans, $21.4 million of nonaccrual commercial real estate loans, $3.9 million of nonaccrual commercial and industrial loans, $10.3 million of nonaccrual dairy and livestock loans and $364,000 of other loans. These non-covered impaired loans included $84.7 million of loans whose terms were modified in a troubled debt restructure, of which $33.1 million are classified as nonaccrual. The remaining balance of $51.6 million consists of 32 loans performing according to the restructured terms. The impaired loans had a specific allowance of $2.0 million at September 30, 2012. At December 31, 2011, the Company had classified as impaired, non-covered loans with a balance of $101.2 million with a related allowance of $3.0 million.

The following table presents held-for-investment and held-for-sale loans, individually evaluated for impairment by class of loans, as of September 30, 2012 and December 31, 2011:

Non-Covered Impaired Loans

As of September 30, 2012 and December 31, 2011

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
Commercial & Industrial	$3,923	$5,371	$—	$4,504	$36
Construction—Speculative	17,708	19,489	—	18,225	—
Construction—Non-Speculative	20,086	20,086	—	20,086	843
Commercial Real Estate—Owner-Occupied	26,077	26,952	—	27,283	736
Commercial Real Estate—Non-Owner-Occupied	15,654	24,361	—	16,966	1
Residential Real Estate (SFR 1-4)	10,537	13,935	—	11,179	46
Dairy & Livestock	14,067	15,600	—	11,935	104
Municipal Lease Finance Receivables	471	471	—	507	4
Consumer	144	196	—	147	—
Auto & Equipment Leases	—	—	—	—	—

	108,667	126,461	—	110,832	1,770

With a related allowance recorded:
Commercial & Industrial	$534	$540	$481	$547	$—
Construction—Speculative	—	—	—	—	—
Construction—Non-Speculative	—	—	—	—	—
Commercial Real Estate—Owner-Occupied	127	130	19	130	—
Commercial Real Estate—Non-Owner-Occupied	97	97	6	98	—
Residential Real Estate (SFR 1-4)	3,315	3,394	348	3,551	—
Dairy, Livestock & Agribusiness	4,641	4,641	1,043	4,833	57
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	220	227	113	224	—
Auto & Equipment Leases	—	—	—	—	—

	8,934	9,029	2,010	9,383	57

Total	$117,601	$135,490	$2,010	$120,215	$1,827

December 31, 2011
With no related allowance recorded:
Commercial & Industrial	$3,566	$4,630	$—	$4,649	$93
Construction—Speculative	13,317	15,718	—	15,434	—
Construction—Non-Speculative	20,085	20,085	—	16,437	1,123
Commercial Real Estate—Owner-Occupied	13,567	14,013	—	11,941	449
Commercial Real Estate—Non-Owner-Occupied	16,435	23,656	—	21,096	67
Residential Real Estate (SFR 1-4)	14,069	17,411	—	15,120	47
Dairy & Livestock	8,879	10,358	—	10,535	446
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	104	150	—	127	—
Auto & Equipment Leases	—	—	—	—	—

	90,022	106,021	—	95,339	2,225

With a related allowance recorded:
Commercial & Industrial	$1,388	$1,410	$165	$1,554	$—
Construction—Speculative	—	—	—	—	—
Construction—Non-Speculative	—	—	—	—	—
Commercial Real Estate—Owner-Occupied	3,900	3,900	928	3,900	—
Commercial Real Estate—Non-Owner-Occupied	83	85	5	86	—
Residential Real Estate (SFR 1-4)	4,087	4,369	406	3,967	—
Dairy, Livestock & Agribusiness	1,372	3,324	1,372	2,402	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	270	278	77	276	—
Auto & Equipment Leases	104	110	15	141	—

	11,204	13,476	2,968	12,326	—

Total	$101,226	$119,497	$2,968	$107,665	$2,225

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of September 30, 2012 and December 31, 2011 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Impaired construction speculative loans increased in the second quarter of 2012 due to a participating interest in the Company’s only Shared National Credit loan that was transferred to nonaccrual status. The outstanding balance was $10.6 million as of September 30, 2012.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded zero provision for unfunded commitments for the first nine months ended September 30, 2012, compared to a decrease of $918,000 in the provision for the same period of 2011. As of September 30, 2012 and December 31, 2011, the balance in this reserve was $9.6 million and was included in other liabilities.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Loans that are reported as TDRs are considered impaired and charge-off amounts are taken an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal.

As of September 30, 2012, we had loans of $84.7 million classified as a troubled debt restructured, of which $33.1 million are non-performing and $51.6 million are performing. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. TDRs on accrual status at September 30, 2012 were mainly comprised of commercial real estate loans including construction loans.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $1.1 million and $27,000 specific allowance to TDRs as of September 30, 2012 and December 31, 2011.

The following are the loans modified as troubled debt restructuring for the nine months ended September 30, 2012:

Modifications

(Dollars in thousands)

	For the Three Months Ended September 30,
	2012				2011
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2012	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2011
Troubled Debt Restructurings
Commercial & Industrial	2	$268	$135	$121	—	$—	$—	$—
Construction—Speculative	—	—	—	—	—	—	—	—
Construction—Non-Speculative	—	—	—	—	—	—	—	—
Commercial Real Estate—Owner-Occupied	1	853	853	853	—	—	—	—
Commercial Real Estate—Non-Owner-Occupied	2	2,631	2,631	2,588	1	1,519	1,519	1,519
Residential Real Estate (SFR 1-4)	—	—	—	—	4	1,552	1,552	1,488
Dairy & Livestock	4	5,060	5,560	6,797	—	—	—	—
Agribusiness	—	—	—	—	—	—	—	—
Municipal Lease Finance Receivables	2	519	519	472	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Auto & Equipment Leases	—	—	—	—	—	—	—	—

Total Non-Covered Loans	11	9,331	9,698	10,831	5	3,071	3,071	3,007
Covered Loans	—	—	—	—	—	—	—	—

Total Gross Loans	11	$9,331	$9,698	$10,831	5	$3,071	$3,071	$3,007

	For the Nine Months Ended September 30,
	2012				2011
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2012	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2011
Troubled Debt Restructurings
Commercial & Industrial	9	$1,970	$1,837	$1,344	5	$2,253	$1,952	$1,610
Construction—Speculative	1	10,966	10,966	10,618	2	16,886	16,886	15,531
Construction—Non-Speculative	—	—	—	—	1	9,219	9,219	9,219
Commercial Real Estate—Owner-Occupied	4	3,921	3,921	3,916	1	2,039	2,039	1,971
Commercial Real Estate—Non-Owner-Occupied	4	6,657	6,657	6,190	3	11,707	11,707	10,272
Residential Real Estate (SFR 1-4)	—	—	—	—	6	2,162	2,162	2,079
Dairy & Livestock	8	9,447	9,947	10,804	2	3,380	3,380	985
Agribusiness	—	—	—	—	—	—	—	—
Municipal Lease Finance Receivables	2	519	519	472	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Auto & Equipment Leases	—	—	—	—	—	—	—	—

Total Non-Covered Loans	28	33,480	33,847	33,344	20	47,646	47,345	41,667
Covered Loans	—	—	—	—	—	—	—	—

Total Gross Loans	28	$33,480	$33,847	$33,344	20	$47,646	$47,345	$41,667

As of September 30, 2012, there were two dairy and livestock loans with an outstanding balance of $2.5 million and one construction loan with an outstanding balance of $10.6 million that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the nine months ended September 30, 2012.

7. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2012. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows and similar techniques.

There were no transfers in and out of Level 1 and Level 2 measurement during the nine months ended September 30, 2012 and 2011.

Determination of Fair Value

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.

Cash and cash equivalents—The carrying amount of cash and cash equivalents is considered to approximate fair value due to the liquidity of these instruments.

Interest-bearing balances due from depository institutions—The carrying value of due from depository institutions is considered to approximate fair value due to the short-term nature of these deposits.

FHLB stock—The carrying amount of FHLB stock approximates fair value, as the stock may be sold back to the FHLB at carrying value.

Investment securities held to maturity—Investment securities held-to-maturity are valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held-to-maturity investment as a level 3 valuation.

Investment securities available-for-sale—Investment securities available-for-sale are generally valued based upon quotes obtained from an independent third-party pricing service. This service uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them, and accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

Loans held for sale—For loans held-for-sale, carrying value approximated fair value as the loans are recorded at the lower of cost or carrying market value (based on appraisals).

Non-covered Loans—The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.

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

Covered Loans—Covered loans were measured at fair value on the date of acquisition. Thereafter, covered loans are not measured at fair value on a recurring basis. The above valuation discussion for non-covered loans is applicable to covered loans following their acquisition date.

Swaps—The fair value of the interest rate swap contracts are provided by our counterparty using a system that constructs a yield curve based on cash LIBOR rates, Eurodollar futures contracts, and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate swaps. Accordingly, the swap is categorized as a Level 2 valuation.

Deposits & Borrowings—The amounts payable to depositors for demand, savings, and money market accounts, and short-term borrowings are considered to approximate fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings and junior subordinated debentures is estimated using the rates currently offered for borrowings of similar remaining maturities. Interest-bearing deposits and borrowings are included within Level 2 of the fair value hierarchy.

Accrued Interest Receivable/Payable—The amounts of accrued interest receivable on loans and lease finance receivables and investments and accrued interest payable on deposits and borrowings are considered to approximate fair value and are included within Level 2 of the fair value hierarchy.

The tables below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

Assets & Liabilities Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Government agency	$93,843	$—	$93,843	$—
Residential mortgage—backed securities	869,597	—	869,597	—
CMO’s / REMIC’s—Residential	649,769	—	649,769	—
Municipal bonds	639,223	—	639,223	—
Other securities	5,075		5,075

Investment Securities—AFS	2,257,507	—	2,257,507	—
Interest Rate Swaps	25,511	—	25,511	—

Total Assets	$2,283,018	$—	$2,283,018	$—

Description of Liability
Interest Rate Swaps	$25,511	$—	$25,511	$—

(Dollars in thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Government agency	$46,507	—	$46,507	$—
Residential mortgage—backed securities	888,000	—	888,000	—
CMO’s / REMIC’s—Residential	604,508	—	604,508	—
Municipal bonds	652,037	—	652,037	—
Other securities	10,474		10,474

Investment Securities—AFS	2,201,526	—	2,201,526	—
Interest Rate Swaps	20,497	—	20,497	—

Total Assets	$2,222,023	$—	$2,222,023	$—

Description of Liability
Interest Rate Swaps	$20,497	$—	$20,497	$—

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at September 30, 2012 and December 31, 2011, respectively, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments with losses during the period.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(Dollars in thousands)	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Nine Months Ended September 30, 2012 Total Losses
Description of Assets
Investment Security—HTM	$—	$—	$—	$—	$—
Covered loans held-for-sale	—	—	—	—	—
Impaired Loans—Noncovered	13,971	—	—	13,971	(3,770)
OREO—Noncovered	203	—	—	203	(24)
OREO—Covered	1,213	—	—	1,213	(245)

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(Dollars in thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Year Ended December 31, 2011 Total Losses
Description of Assets
Investment Security—HTM	$2,383	$—	$—	$2,383	$(656)
Non-covered loans held-for-sale	1,404	—	—	1,404	(250)
Impaired Loans—Noncovered	30,014	—	—	30,014	(6,707)
OREO—Noncovered	4,866	—	—	4,866	(523)
OREO—Covered	2,541	—	—	2,541	(2,192)

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2012 and December 31, 2011, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2012
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$248,185	$248,185	$—	$—	$248,185
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB Stock	62,428	—	62,428	—	62,428
Investment securities available-for-sale	2,257,507	—	2,257,507	—	2,257,507
Investment securities held-to-maturity	2,122	—	—	2,795	2,795
Non-covered loans held-for-sale	996	—	—	996	996
Covered loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for credit losses	3,342,645	—	—	3,498,264	3,498,264
Accrued interest receivable	22,885	—	22,885	—	22,885
Swaps	25,511	—	25,511	—	25,511

Liabilities
Deposits:
Noninterest-bearing	$2,324,401	2,324,401	—	—	2,324,401
Interest-bearing	2,456,715	—	2,457,834	—	2,457,834
Borrowings	647,654	—	679,143	—	679,143
Junior subordinated debentures	67,012	—	67,421	—	67,421
Accrued interest payable	1,574	—	1,574	—	1,574
Swaps	25,511	—	25,511	—	25,511

	December 31, 2011
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$345,343	$345,343	$—	$—	$345,343
Interest-earning balances due from depository institutions	60,000	—	60,000	—	60,000
FHLB Stock	72,689	—	72,689	—	72,689
Investment securities available-for-sale	2,201,526	—	2,201,526		2,201,526
Investment securities held-to-maturity	2,383	—	—	2,383	2,383
Non-covered loans held-for-sale	348	—	—	348	348
Covered loans held-for-sale	5,664	—	—	5,664	5,664
Total loans, net of allowance for credit losses	3,382,632	—	—	3,534,960	3,534,960
Accrued interest receivable	23,512	—	23,512	—	23,512
Swaps	20,497	—	20,497	—	20,497

Liabilities
Deposits:
Noninterest-bearing	$2,027,876	2,027,876	—	—	2,027,876
Interest-bearing	2,576,672	—	2,577,825	—	2,577,825
Borrowings	958,032	—	1,012,211	—	1,012,211
Junior subordinated debentures	115,055	—	115,854	—	115,854
Accrued interest payable	3,526	—	3,526	—	3,526
Swaps	20,497	—	20,497	—	20,497

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

8. BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 41 Business Financial Centers and five Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Three Months Ended September 30, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$38,122	$13,263	$14,460	$—	$65,845
Credit for funds provided (1)	6,403	—	2,608	(9,011)	—

Total interest income	44,525	13,263	17,068	(9,011)	65,845

Interest expense	1,665	3,819	617	—	6,101
Charge for funds used (1)	992	10,309	(2,290)	(9,011)	—

Total interest expense	2,657	14,128	(1,673)	(9,011)	6,101

Net interest income	41,868	(865)	18,741	—	59,744

Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	41,868	(865)	18,741	—	59,744

Noninterest income	5,798	—	(3,172)	—	2,626
Noninterest expense	10,874	176	18,591	—	29,641
Debt termination	—	20,379	—	—	20,379

Segment pretax profit (loss)	$36,792	($21,420)	($3,022)	$—	$12,350

Segment assets as of September 30, 2012	$5,084,218	$2,604,648	$739,153	($2,106,678)	$6,321,341

	For the Three Months Ended September 30, 2011
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$39,274	$15,769	$13,487	$—	$68,530
Credit for funds provided (1)	6,269	—	2,340	(8,609)	—

Total interest income	45,543	15,769	15,827	(8,609)	68,530

Interest expense	2,388	5,338	824	—	8,550
Charge for funds used (1)	1,210	8,901	(1,502)	(8,609)	—

Total interest expense	3,598	14,239	(678)	(8,609)	8,550

Net interest income	41,945	1,530	16,505	—	59,980

Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	41,945	1,530	16,505	—	59,980

Noninterest income	5,479	(426)	2,461	—	7,514
Noninterest expense	12,261	205	20,392	—	32,858

Segment pretax profit (loss)	$35,163	$899	($1,426)	$—	$34,636

Segment assets as of September 30, 2011	$4,927,880	$2,708,137	$716,073	($1,822,183)	$6,529,907

(1)	Credit for funds provided and charged for funds used is eliminated in the consolidated presentation.

	For the Nine Months Ended September 30, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$113,366	$43,609	$45,114	$—	$202,089
Credit for funds provided (1)	19,027	—	7,758	(26,785)	—

Total interest income	132,393	43,609	52,872	(26,785)	202,089

Interest expense	5,581	12,936	2,266	—	20,783
Charge for funds used (1)	3,133	30,435	(6,783)	(26,785)	—

Total interest expense	8,714	43,371	(4,517)	(26,785)	20,783

Net interest income	123,679	238	57,389	—	181,306

Provision for credit losses	—	—	—		—

Net interest income after provision for credit losses	123,679	238	57,389	—	181,306

Noninterest income	17,588	—	(7,414)	—	10,174
Noninterest expenses	34,069	557	54,176	—	88,802
Debt termination	—	20,379	—	—	20,379

Segment pretax profit (loss)	$107,198	($20,698)	($4,201)	$—	82,299

Segment assets as of September 30, 2012	$5,084,218	$2,604,648	($739,153)	($2,106,678)	$6,321,341

	For the Nine Months Ended September 30, 2011
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$118,436	$47,500	$40,288	$—	$206,224
Credit for funds provided (1)	18,311	—	7,456	(25,767)	—

Total interest income	136,747	47,500	47,744	(25,767)	206,224

Interest expense	8,284	15,940	2,516	—	26,740
Charge for funds used (1)	3,869	25,572	(3,674)	(25,767)	—

Total interest expense	12,153	41,512	(1,158)	(25,767)	26,740

Net interest income	124,594	5,988	48,902	—	179,484

Provision for credit losses	—	—	7,068		7,068

Net interest income after provision for credit losses	124,594	5,988	41,834	—	172,416

Noninterest income	16,081	(545)	7,950	—	23,486
Noninterest expenses	38,188	613	67,517	—	106,318

Segment pretax profit (loss)	$102,487	$4,830	($17,733)	$—	$89,584

Segment assets as of September 30, 2011	$4,927,880	$2,708,137	$716,073	($1,822,183)	$6,529,907

(1)	Credit for funds provided and charged for funds used is eliminated in the consolidated presentation.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset liability management strategy to help manage its interest rate risk position. As of September 30, 2012, the Bank entered into 87 interest-rate swap agreements with customers and 87 with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans, and at the same time, the Bank enters into a swap with the counterparty bank to allow the Bank to pass on the interest-rate risk associated with fixed rate loans. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations.

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure.

As of September 30, 2012, the total notional amount of the Company’s swaps was $233.9 million. The location of the asset and liability and the amount of gain recognized as of September 30, 2012 and December 31, 2011, and for the nine months ended September 30, 2012 and 2011 are presented as follows:

	Fair Value of Derivative Instruments Asset Derivatives		Liability Derivatives
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	September 30, 2012		September 30, 2012
Interest rate swaps	Other Assets	$25,511	Other Liabilities	$25,511

Total derivatives		$25,511		$25,511

	December 31, 2011		December 31, 2011
Interest rate swaps	Other Assets	$20,497	Other Liabilities	$20,497

Total derivatives		$20,497		$20,497

The Effect of Derivative Instruments on the Consolidated Statements of Earnings for the Three and Nine

Months Ended September 30, 2012 and 2011

(Dollars in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
		2012	2011	2012	2011
Interest rate swaps	Other income	$360	$60	$1,052	$208

Total		$360	$60	$1,052	$208

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

OVERVIEW

Our net income decreased to $9.3 million for the three months ended September 30, 2012, compared with $22.4 million for the same period in 2011, a decrease of $13.1 million, or 58.64%. Diluted earnings per share decreased to $0.09 per share for the three months ended September 30, 2012, from $0.21 per share for the same period in 2011. This decrease was primarily due to the $20.4 million in pre-tax debt termination expense, which represents the present value of future interest payments and lender hedge termination fees, resulting from the repayment of $250.0 million of fixed rate loans to the Federal Home Loan Bank (“FHLB”). The FHLB loans carried an average coupon rate of 3.39% and a weighted average remaining life of 2.6 years. The Company also elected to redeem $20.6 million in junior subordinated debentures bearing interest at 2.85% above the 90-day LIBOR.

Net interest income, before the provision for credit losses of $59.7 million for the three months ended September 30, 2012 decreased $236,000, or 0.39%, compared to the same period in 2011. Excluding the impact of the yield adjustment on covered loans, tax exempt net interest margin was 3.60% for the three months ended

September 30, 2012, compared with 3.77% for the first three months ended June 30, 2012 and down from 3.81% for the three months ended September 30, 2011. Total cost of funds decreased to 0.43% for the third quarter of 2012 from 0.50% for the second quarter and from 0.59% for the three months ended September 30, 2011. During the second quarter, we had several non-performing loans that were paid in full resulting in a 10 basis point increase in interest income for the second quarter. Excluding this impact, net interest margin was down approximately seven basis points quarter-over-quarter, primarily due to the refinancing of higher yielding loans.

The Company reported total assets of $6.32 billion at September 30, 2012. This represented a decrease of $161.6 million, or 2.49%, from total assets of $6.48 billion at December 31, 2011. Earning assets totaled $5.98 billion at September 30, 2012. This represented a decrease of $153.1 million, or 2.50%, from total earning assets of $6.13 billion at December 31, 2011. The decrease in earning assets was due to a decrease in interest-earning cash as a result of prepaying $250.0 million of FHLB advances.

Investment securities totaled $2.26 billion at September 30, 2012 and June 30, 2012, and were up from $2.20 billion at December 31, 2011. During the third quarter of 2012, we purchased $86.6 million in MBS with an average yield of 1.97% and $3.53 million in municipal securities with an average tax-equivalent yield of 3.30%. MBS purchased during the third quarter have an average duration of about 5.7 years. We also purchased $52.0 million of U.S. government agency securities with an average yield of 1.98%. One of the primary objectives of our purchasing strategy is to minimize extension risk as interest rates rise.

Total loans and leases, net of deferred fees and discount, of $3.44 billion at September 30, 2012, increased by $47.8 million, or 1.41%, from $3.39 billion at June 30, 2012. Quarter-over-quarter, non-covered loans grew by $50.6 million, while covered loans declined by $2.8 million. Non-covered commercial real estate loans totaled $2.01 billion at September 30, 2012, an increase of $47.1 million when compared with June 30, 2012. The market remains very competitive for new loan originations for both commercial real estate and commercial and industrial loans. We continue to focus our sales effort on these two key areas but continue to remain cautious in terms of credit quality.

We continue to grow our noninterest bearing deposits. As of September 30, 2012, our noninterest bearing deposits grew to $2.32 billion, an increase of $296.5 million, or 14.62%, compared to $2.03 billion at December 31, 2011. At September 30, 2012, noninterest bearing deposits were 48.62% of total deposits, up from 44.04% at December 31, 2011 and 47.93% at June 30, 2012. Our total cost of deposits for the three months ended September 30, 2012 were 12 basis points, compared to 17 basis points for the same period in 2011.

Our capital ratios are well-above regulatory standards. As of September 30, 2012, our Tier 1 leverage capital ratio totaled 11.19%, our Tier 1 risk-based capital ratio totaled 17.96% and our total risk-based capital ratio totaled 19.23%.

Total equity increased $39.4 million, or 5.51%, to $754.2 million at September 30, 2012, compared with total equity of $714.8 million at December 31, 2011.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)

Net earnings	$9,257	$22,383	$55,144	$60,021
Earnings per common share:
Basic	$0.09	$0.21	$0.53	$0.57
Diluted	$0.09	$0.21	$0.53	$0.57
Return on average assets	0.57%	1.37%	1.13%	1.24%
Return on average shareholders’ equity	4.86%	12.81%	9.89%	11.97%
Efficiency Ratio	80.20%	48.68%	57.02%	52.38%

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. The third quarter of 2012 noninterest expense includes a debt termination expense of $20.4 million. We believe that presenting the efficiency ratio excluding the debt termination expense and related net interest expense savings provides additional clarity to the users of financial statements regarding core financial performance.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(Dollars in thousands)

Net interest income	$59,744	$181,306
Noninterest income	2,626	10,174
Noninterest expense	50,020	109,181
Less: Termination expense on borrowings	(20,379)	(20,379)

Adjusted noninterest expense	$29,641	$88,802

Efficiency ratio	80.20%	57.02%
Adjusted efficiency ratio	47.52%	46.38%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

Summary of Covered Asset Related Income

September 30, 2012 and 2011

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Covered asset related income/expense	2012	2011	2012	2011
	(Dollars in thousands)

Interest income-accretion	$7,045	$3,980	$19,258	$11,638
Other income-increase (decrease) in FDIC loss share asset	(7,059)	(844)	(19,339)	(1,118)
Other income-gain on sale of OREO	475	128	996	185
Other Income-gain on sale (loss) of loans held-for-sale	—	—	815	—
Expenses-legal and professional	(395)	(619)	(1,167)	(1,792)
Expenses-OREO write-down	(172)	(1,274)	(365)	(3,399)
Expenses-OREO expenses	(186)	(453)	(283)	(811)
Expenses-other expenses (appraisals, and etc.)	(96)	(67)	(186)	(448)

Net income before income taxes related to covered assets	$(388)	$851	$(271)	$4,255

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, increase (decrease) in the FDIC loss sharing assets as well as the other noninterest expenses related to covered loans.

The discount accretion of $7.0 million for the three months ended September 30, 2012, recognized as part of interest income from covered loans increased $3.1 million, compared to $4.0 million for the same period in 2011. This increase was reduced by the changes in the FDIC loss sharing asset, a net decrease of $7.1 million for the three months ended September 30, 2012, compared to a net decrease of $844,000 for the same period in 2011.

Loans acquired from the SJB acquisition have been performing better than originally expected. We monitor our credit loss experience on a quarterly basis and noted no significant changes during the third quarter of 2012. At September 30, 2012, the remaining discount associated with the SJB loans approximates $28.6 million. The FDIC loss sharing asset totaled $22.3 million at September 30, 2012 and will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 2 years.

The Company also recognized net gain on sales of covered assets of $1.8 million for the nine months ended September 30, 2012.

Noninterest expense related to covered assets includes OREO expense, legal and professional expenses and other covered asset expenses totaled $849,000 and $2.0 million for the three and nine months ended September 30, 2012, respectively. This compares to $2.4 million and $6.5 million for the same periods in 2011. Covered loans decreased $101.8 million to $235.9 million at September 30, 2012 from $337.7 million at September 30, 2011.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. Our balance sheet is slightly asset-sensitive; meaning interest-earning assets will generally reprice faster than interest-bearing liabilities. Therefore, our net interest margin is likely to modestly increase in sustained periods of rising interest rates and decrease modestly in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

Table 1 presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Investment Securities (1)
Taxable	$1,608,415	$7,246	1.81%	$1,341,085	$9,407	2.84%
Tax-advantaged	635,171	5,640	4.90%	630,805	5,951	5.36%
Investment in FHLB stock	64,084	79	0.49%	77,976	52	0.27%
Federal Funds Sold & interest-earning
Deposits with other institutions	316,240	276	0.35%	528,057	332	0.25%
Loans HFS	1,145	6	2.08%	4,888	17	1.38%
Loans (2)	3,464,444	45,553	5.23%	3,552,775	48,791	5.45%
Yield adjustment to interest income from discount accretion	(35,248)	7,045		(72,002)	3,980

Total Earning Assets	6,054,251	65,845	4.48%	6,063,584	68,530	4.67%
Total Non-earning Assets	400,249			422,963

Total Assets	$6,454,500			$6,486,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (3)	$1,704,929	$973	0.23%	$1,756,031	$1,351	0.31%
Time Deposits	750,436	425	0.23%	856,511	628	0.29%

Total Deposits	2,455,365	1,398	0.23%	2,612,542	1,979	0.30%
Other Borrowings	908,529	4,703	2.03%	1,168,893	6,571	2.20%

Interest-bearing Liabilities	3,363,894	6,101	0.71%	3,781,435	8,550	0.89%

Noninterest-bearing deposits	2,257,941			1,935,890
Other Liabilities	75,096			75,876
Stockholders’ Equity	757,569			693,346

Total Liabilities and Stockholders’ Equity	$6,454,500			$6,486,547

Net interest income		$59,744			$59,980

Net interest income excluding discount		$52,699			$56,000

Net interest spread—tax equivalent			3.77%			3.78%
Net interest spread—tax equivalent excluding discount			3.28%			3.45%
Net interest margin			3.94%			3.95%
Net interest margin—tax equivalent			4.08%			4.11%
Net interest margin—tax equivalent excluding discount			3.60%			3.81%
Net interest margin excluding loan fees			3.89%			3.91%
Net interest margin excluding loan fees—tax equivalent			4.03%			4.08%

(1)	Non tax-equivalent (TE) rate was 2.31% for 2012, 3.12% for 2011.
(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2012, $692; 2011, $551.

Prepayment penalty fees are included in total interest income as follows, (000)s omitted: 2012, $1,266; 2011, $630.

(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. The third quarter of 2012 net interest income and net interest margin include a yield adjustment of $7.0 million from discount accretion on covered loans. We believe that presenting the net interest income and net interest margin excluding the yield adjustment provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	(Dollars in thousands)
	Average Balance	Interest	Yield	Average Volume	Interest	Yield
Total interest-earning assets	$6,054,251	$65,845	4.48%	$6,082,297	$202,089	4.59%
Accelerated discount accretion on acquired loans	35,248	(7,045)		42,425	(19,258)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$6,089,499	$58,800	3.99%	$6,124,722	$182,831	4.13%

Net interest income and net interest margin (TE)		$61,872	4.08%		$187,767	4.14%
Yield adjustment to interest income from discount accretion		(7,045)			(19,258)

Net interest income and net interest margin (TE), excluding yield adjustment		$54,827	3.60%		$168,509	3.69%

	For the Nine-Month Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Investment Securities (1)
Taxable	$1,638,181	$25,202	2.07%	$1,315,116	$28,397	2.91%
Tax-advantaged	642,277	17,221	4.93%	618,979	17,791	5.44%
Investment in FHLB stock	67,911	263	0.52%	82,006	183	0.30%
Federal Funds Sold & interest-earning
Deposits with other institutions	305,770	856	0.37%	440,075	1,053	0.32%
Loans HFS	4,683	16	0.46%	3,674	46	1.67%
Loans (2)	3,465,900	139,273	5.37%	3,664,608	147,116	5.37%
Yield adjustment to interest income from discount accretion	(42,425)	19,258		(92,373)	11,638

Total Earning Assets	6,082,297	202,089	4.59%	6,032,085	206,224	4.74%
Total Non-earning Assets	426,722			448,017

Total Assets	$6,509,019			$6,480,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (3)	$1,725,717	$3,203	0.25%	$1,739,251	$4,394	0.34%
Time Deposits	782,547	1,402	0.24%	934,726	2,593	0.37%

Total Deposits	2,508,264	4,605	0.25%	2,673,977	6,987	0.35%
Other Borrowings	1,014,337	16,178	2.10%	1,210,017	19,753	2.16%

Interest-bearing Liabilities	3,522,601	20,783	0.78%	3,883,994	26,740	0.91%

Noninterest-bearing deposits	2,167,497			1,860,426
Other Liabilities	74,405			65,118
Stockholders’ Equity	744,516			670,564

Total Liabilities and Stockholders’ Equity	$6,509,019			$6,480,102

Net interest income		$181,306			$179,484

Net interest income excluding discount		162,048			167,846

Net interest spread—tax equivalent			3.81%			3.83%
Net interest spread—tax equivalent excluding discount			3.35%			3.50%
Net interest margin			4.00%			3.99%
Net interest margin—tax equivalent			4.14%			4.15%
Net interest margin—tax equivalent excluding discount			3.69%			3.84%
Net interest margin excluding loan fees			3.95%			3.95%
Net interest margin excluding loan fees—tax equivalent			4.09%			4.11%

(1)	Non tax-equivalent (TE) rate was 2.50% for 2012, and 3.19% for 2011
(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2012, $2,001; 2011, $1,680.

Prepayment penalty fees are included in total interest income as follows, (000)s omitted: 2012, $2,949; 2011, $666.

(3)	Includes interest-bearing demand and money market accounts.

The following tables present a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

	Comparison of Three Months Ended September 30, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest Income:
Taxable investment securities	$1,948	($3,409)	($700)	($2,161)
Tax-advantaged securities	58	(371)	2	(311)
Investment in FHLB stock	(9)	43	(7)	27
Fed funds sold & interest-earning deposits with other institutions	(132)	132	(56)	(56)
Loans HFS	(13)	9	(7)	(11)
Loans	(1,213)	(1,970)	(55)	(3,238)
Yield adjustment from discount accretion	(2,032)	10,450	(5,353)	3,065

Total interest income	(1,393)	4,884	(6,176)	(2,685)

Interest Expense:
Savings deposits	(40)	(354)	16	(378)
Time deposits	(78)	(130)	5	(203)
Other borrowings	(1,464)	(508)	104	(1,868)

Total interest expense	(1,582)	(992)	125	(2,449)

Net Interest Income	$189	$5,876	($6,301)	($236)

	Comparison of Nine Months Ended September 30, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest Income:
Taxable investment securities	$7,026	($8,210)	($2,011)	($3,195)
Tax-advantaged securities	902	(1,405)	(67)	(570)
Investment in FHLB stock	(32)	135	(23)	80
Fed funds sold & interest-earning deposits with other institutions	(322)	165	(40)	(197)
Loans HFS	13	(33)	(10)	(30)
Loans	(7,843)	—	—	(7,843)
Yield adjustment from discount accretion	(6,333)	30,365	(16,412)	7,620

Total interest income	(6,589)	21,017	(18,563)	(4,135)

Interest Expense:
Savings deposits	(35)	(1,175)	19	(1,191)
Time deposits	(423)	(912)	144	(1,191)
Other borrowings	(3,217)	(553)	195	(3,575)

Total interest expense	(3,675)	(2,640)	358	(5,957)

Net Interest Income	($2,914)	$23,657	($18,921)	$1,822

The average yield on loans was 5.23% for the three months ended September 30, 2012, compared to 5.45% for the same period in 2011. Net interest margin was down year-over-year primarily due to the refinancing of higher yielding loans. The average balance of total loans decreased $92.1 million to $3.47 billion for the three months ended September 30, 2012, compared to $3.56 billion for the same period in 2011. The $3.2 million decrease in total interest on loans was partially offset by the $3.1 million increase in the discount accretion from covered SJB loans, primarily due to improved credit loss experienced on covered loans.

Total average earning assets of $6.05 billion decreased $9.3 million, or 0.15%, from $6.06 billion for the three months ended September 30, 2011. This decrease was principally due to a $211.8 million decrease in interest-earning cash to $316.2 million, compared to $528.1 million for the same period in 2011 as a result of prepaying $250.0 million of FHLB advances during the three months ended September 30, 2012. The average investment in FHLB stock also decreased $13.9 million to $64.1 million for the three months ended September 30, 2012, compared to $78.0 million for the same period in 2011. The total average loan balance, net of discount, also decreased $55.3 million. These decreases were partially offset by an increase of $271.7 million in lower yielding investment securities to $2.24 billion for the three months ended September 30, 2012, compared to $1.97 billion for the same period in 2011. Excluding the discount accretion, the yield on interest-earning assets was 3.99% for the three months ended September 30, 2012, compared to 4.34% for the same period in 2011.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at September 30, 2012 and 2011. As of September 30, 2012 and 2011, we had $66.0 million and $65.2 million of non-covered non-accrual loans, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $692,000 for the three months ended September 30, 2012, compared to $551,000 for the three months ended September 30, 2011. We continued to benefit from loan prepayment penalties, earning $1.3 million for the three months ended September 30, 2012, compared with $630,000 for the same period in 2011.

Interest income on investments of $12.9 million for the three months ended September 30, 2012, decreased $2.5 million, or 16.10%, from $15.4 million for the three months ended September 30, 2011. Total yield (TE) on investments was 2.69% for the three months ended September 30, 2012, compared to 3.65% for the same period in 2011. We have been strategically reinvesting our cash flow from our investment portfolio, carefully weighing current rates and overall interest rate risks and we continually adjust our investment strategies in response to the changing interest rate environment. During the third quarter of 2012, we purchased $86.6 million in MBS with an average yield of 1.97%, $52.0 million of U.S. government agency securities with an average yield of 1.98% and $3.53 million in municipal securities with an average tax-equivalent yield of 3.30%. MBS purchased during the third quarter have a weighted average duration of about 5.7 years.

Interest expense of $6.1 million for the three months ended September 30, 2012 decreased $2.4 million, or 28.64%, compared to $8.6 million for the same period in 2011. The average rate paid on interest-bearing liabilities decreased 18 basis points, to 0.71% in the three months ended September 30, 2012 from 0.89% in 2011 as a result of the low interest rate environment that we are currently experiencing as well as the mix of interest-bearing liabilities. The decline in interest expense was driven by lower rates paid on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.23% for the three months ended September 30, 2012, compared to 0.30% for the same period in 2011). Average noninterest-bearing deposits grew to $2.26 billion, or 47.91% of total average deposits for the three months ended September 30, 2012, compared to $1.94 billion, or 42.56% of total average deposits for the same period in 2011. The decrease in rates paid on total deposits (0.12% for the three months ended September 30, 2012 compared to 0.17% for the same period in 2011) also contributed to our lower cost of funds.

Other borrowings typically have higher interest costs than interest-bearing deposits. The $1.9 million decrease in interest from other borrowings was primarily due to the redemption of $250.0 million of fixed rate loans from the FHLB during the three months ended September 30, 2012. These FHLB loans carried an average coupon rate of 3.39% and a weighted average remaining life of 2.6 years. We also repaid $100.0 million of FHLB loans, with a coupon rate of 2.89%, at the end of December, 2011. On January 7, 2012, we redeemed all outstanding debentures and trust preferred securities issued by First Coast Capital Trust II for a total consideration of approximately $6.8 million. During the nine months ended September 30, 2012, we redeemed $41.2 million of CVB Statutory Trust I junior subordinated debentures bearing interest at 2.85% above the 90-day LIBOR.

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

Our provision for credit losses on non-covered loans was zero for the nine months ended September 30, 2012, compared to $7.1 million for the same period in 2011. The decrease in the provision for credit losses was primarily due to the continued decrease in classified assets and the overall improvement in the performance of our loan portfolio. We believe the allowance is adequate at September 30, 2012. We periodically assess the quality of our portfolio to determine whether additional provisions for credit losses are necessary. The ratio of the allowance for credit losses to total non-covered net loans as of September 30, 2012 and December 31, 2011 was 2.85% and 2.92%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment. Total net charge-offs totaled $1.9 million during the nine months ended September 30, 2012, compared to $16.8 million for the same period in 2011. See “Risk Management—Credit Risk” herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for credit losses on the covered SJB loans in 2009. During the three months ended September 30, 2012 and 2011, there was $728,000 of net recoveries and $254,000 in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

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

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in thousands)

Net impairment loss on investment securities recognized in earnings	$—	$(427)	$427	$—	$(546)	$546
Service charges on deposit accounts	4,040	4,021	19	12,232	11,773	459
Trust and investment services	2,037	2,056	(19)	6,264	6,468	(204)
Bankcard services	962	771	191	2,888	2,295	593
BOLI Income	781	733	48	2,271	2,589	(318)
Decrease in FDIC loss sharing asset, net	(7,059)	(844)	(6,215)	(19,339)	(1,118)	(18,221)
Gain on OREO	524	161	363	1,458	446	1,012
Gain/(loss) on loans held for sale	—	—	—	815	(1,651)	2,466
Other	1,341	1,043	298	3,585	3,230	355

Total noninterest income	$2,626	$7,514	$(4,888)	$10,174	$23,486	$(13,312)

Third Quarter of 2012 Compared to Third Quarter of 2011

Noninterest income for the three months ended September 30, 2012 was reduced by a $7.1 million net decrease in the FDIC loss sharing asset, partially offset by a $475,000 net gain on sale of covered OREO. Based on the improved credit loss experienced in our covered loan portfolio and the re-forecast of future expected cash flows in the second quarter of 2012, the nonaccretable discount associated with the SJB covered loan portfolio decreased. Loans acquired from the SJB acquisition continue to perform better than originally expected. We monitor our credit loss experience on a quarterly basis and noted no significant changes during the third quarter of 2012. As a result of lower future losses expected for the remaining portfolio, the expected reimbursements from the FDIC under our loss sharing agreement decreased. This difference between the recorded amount of the FDIC loss sharing asset and the expected reimbursements from the FDIC will be amortized on the same basis as the discount, not to exceed its remaining contractual life of approximately 2.0 years.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management Group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2012, CitizensTrust had approximately $2.19 billion in assets under management and administration, including $1.86 billion in assets under management. CitizensTrust generated fees of $2.0 million for the three months ended September 30, 2012, down 0.92% from the third quarter of 2011.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $781,000 for the quarter ended September 30, 2012 increased $48,000, or 6.55%, from the same period in 2011.

Nine Months of 2012 Compared to Nine Months of 2011

Noninterest income for the first nine months of 2012 was reduced by a $19.3 million net decrease in the FDIC loss sharing asset and a $1.2 million impairment charge on a loan held-for-sale during the first quarter of 2012. This was partially offset by a $2.0 million net gain on sale of 11 covered loans held-for-sale, compared to a $1.6 million write-down of held-for-sale loans for the same period in 2011. This decrease in the loss sharing asset in 2012 was primarily due to improved credit loss experienced in our covered loan portfolio as previously described.

Noninterest Expense

The following table sets for the various components of noninterest expense for the periods indicated.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in thousands)

Noninterest expense:
Salaries and employee benefits	$17,489	$17,579	$(90)	$50,856	$53,459	$(2,603)
Occupancy	2,771	2,776	(5)	8,108	8,349	(241)
Equipment	1,239	1,376	(137)	3,474	4,205	(731)
Professional services	1,522	3,728	(2,206)	5,215	12,365	(7,150)
Software licenses and maintenance	1,062	795	267	2,960	2,830	130
Promotion	1,176	1,271	(95)	3,741	3,801	(60)
Amortization of Intangibles	449	862	(413)	1,717	2,629	(912)
Provision for unfunded commitments	—	(1,650)	1,650	—	(918)	918
Debt termination	20,379	—	20,379	20,379	—	20,379
OREO expense	405	2,247	(1,842)	1,458	5,023	(3,565)
Regulatory assessments	901	982	(81)	2,662	4,142	(1,480)
Loan expense	495	446	49	1,494	2,091	(597)
Other	2,132	2,446	(314)	7,117	8,342	(1,225)

Total noninterest expense	$50,020	$32,858	$17,162	$109,181	$106,318	$2,863

Third Quarter of 2012 Compared to Third Quarter of 2011

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of noninterest expenses as a percentage of average assets. Excluding the impact of the debt termination expense, noninterest expense measured as a percentage of average assets was 1.83% for the three months ended September 30, 2012, compared to 1.79% for the second quarter of 2012 and 2.01% for the three months ended September 30, 2011.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the three months ended September 30, 2012, the efficiency ratio was 80.20%, compared to 44.36% for the second quarter of 2012 and 48.68% for the three months ended September 30, 2011. The $20.4 million in debt termination expense was the main reason for the increase in our efficiency ratio. Excluding the impact of the debt termination expense, the efficiency ratio was 47.52% for the quarter.

Excluding the $20.4 million debt termination expense, the overall decrease of $3.2 million in noninterest expense was primarily attributable to decreases of $1.9 million in legal expenses (included in professional services), $1.8 million in OREO expense, $413,000 in intangible amortization expense, and $699,000 in other expenses, partially offset by a reduction in provision for unfunded commitments of $1.7 million during the three months ended September 30, 2011.

Overall salaries and related expenses decreased $90,000 compared to the three months ended September 30, 2011. At September 30, 2012, we employed 803 associates (586 full-time and 217 part-time) compared to 809 associates (578 full-time and 231 part-time) at December 31, 2011. Salaries and related expenses as a percent of average assets was at 1.08% for the third quarter ended September 30, 2012 and for the same period in 2011.

The $2.2 million decrease in professional services expense was primarily due to a decrease of $1.9 million in legal expenses associated with credit and collection issues, the Securities and Exchange Commission investigation, and other litigation issues in which the Company is involved. See “Item 3—Legal Proceedings”.

Nine Months of 2012 Compared to Nine Months of 2011

Excluding the $20.4 million debt termination expense, the total noninterest expense decreased $17.5 million compared to the nine months ended September 30, 2011. The decrease in noninterest expense was mainly attributable to a decrease of $6.9 million in legal expenses (included in professional services), $2.6 million in salary and employee benefits, $3.6 million in OREO expense, $1.5 million in regulatory assessment fees, $972,000 in occupancy and equipment, $597,000 in loan expense, $912,000 in intangible amortization expense, and $1.4 million in other expenses, partially offset by a reduction in provision for unfunded commitments of $918,000 during the nine months ended September 30, 2011.

Income Taxes

The Company’s effective tax rate for the three months and nine months ended September 30, 2012 was 25.04% and 33.00%, respectively, compared to 34.94% for the second quarter of 2012. The estimated annual effective tax rate was adjusted down to 33.00% during the third quarter from 34.40%. This was primarily due to the effect of reducing our estimated taxable income for 2012 as a result of the FHLB debt termination expense incurred during the three months ended September  30, 2012.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and nine months ended September 30, 2012 and 2011. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income (1)	$44,525	$45,543	$132,393	$136,747
Interest expense (1)	2,657	3,598	8,714	12,153

Net interest income	$41,868	$41,945	$123,679	$124,594

Noninterest income	5,798	5,479	17,588	16,081
Noninterest expense	10,874	12,261	34,069	38,188

Segment pretax profit	$36,792	$35,163	$107,198	$102,487

Balance Sheet
Average loans	$2,634,142	$2,611,322	$2,616,140	$2,656,514
Average interest-bearing deposits and customer repurchases	$2,682,738	$2,881,414	$2,764,699	$2,976,115
Yield on loans (2)	5.76%	5.97%	5.79%	5.96%
Rate paid on interest-bearing deposits and customer repurchases	0.25%	0.33%	0.27%	0.37%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the third quarter ended September 30, 2012, segment pre-tax profit increased by $1.6 million, or 4.63%, compared to the same period last year. This was primarily due to the decrease in noninterest expense of $1.4 million, or 11.31%, compared to the third quarter of 2011. Noninterest income increased $319,000, or 5.81% for the three months ended September 30, 2012, compared to the same period in 2011. Net interest income decreased $77,000 or 0.18%, due to a decrease of $1.0 million in interest income, offset by a decrease of $941,000 million in interest expense. Average loan balances increased $22.8 million, or 0.87% for the three months ended September 30, 2012, from the same period last year. Rates paid on deposits and customer repurchases decreased 8 basis points, while average interest-bearing deposits and customer repurchase agreements decreased $198.7 million, or 6.90%.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and nine months ended September 30, 2012 and 2011. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Key Measures:		(Dollars in thousands)
Statement of Operations
Interest income (1)	$13,263	$15,769	$43,609	$47,500
Interest expense (1)	14,128	14,239	43,371	41,512

Net interest income	$(865)	$1,530	$238	$5,988

Noninterest income	—	(426)	—	(545)
Noninterest expense	176	205	557	613
Debt termination	20,379	—	20,379	—

Segment pretax profit (loss)	$(21,420)	$899	$(20,698)	$4,830

Balance Sheet
Average investments	$2,243,586	$1,971,891	$2,280,458	$1,934,095
Average interest-bearing deposits	$240,006	$239,033	$240,003	$240,404
Average borrowings	$356,449	$552,603	$417,762	$552,854
Yield on investments-TE	2.69%	3.65%	2.88%	3.72%
Non-tax equivalent yield	2.31%	3.12%	2.50%	3.19%
Rate paid on borrowings	4.11%	3.74%	4.01%	3.74%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the third quarter ended September 30, 2012, the Company’s Treasury department reported pre-tax loss of $21.4 million for the three months ended September 30, 2012. This decrease was primarily due to the $20.4 million debt termination expense as a result of prepaying $250.0 million FHLB borrowings during the third quarter of 2012. Excluding the $20.4 million debt termination expense, segment pre-tax loss increased by $1.9 million for the third quarter of 2012, compared to pre-tax profit of $899,000 for the same period last year, primarily due to the decrease of $2.5 million in interest income. This was partially offset by zero realized gains or losses for the third quarter of 2012, compared to an impairment loss of $426,000 for the same period in 2011, and the decrease of $111,000 in interest expense, which included charges for the funds provided by other segments.

Other

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Key Measures:		(Dollars in thousands)
Statement of Operations
Interest income (1)	$17,068	$15,827	$52,872	$47,744
Interest expense (1)	(1,673)	(678)	(4,517)	(1,158)

Net interest income	$18,741	$16,505	$57,389	$48,902

Provision for credit losses	—	—	—	7,068
Noninterest income	(3,172)	2,461	(7,414)	7,950
Noninterest expense	18,591	20,392	54,176	67,517

Pre-tax loss	$(3,022)	$(1,426)	$(4,201)	$(17,733)

Balance Sheet
Average loans	$796,199	$874,339	$812,018	$919,395
Average interest-bearing deposits and customer repurchases	$880	$(6,670)	$1,169	$(3,750)
Yield on loans	7.24%	6.13%	7.43%	5.87%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax loss of $3.0 million for the three months ended September 30, 2012. This represents an increase of pre-tax loss of $1.6 million or 111.92%, from a pre-tax loss of $1.4 million for the same period in 2011. The increase in pre-tax loss is primarily attributed to a net decrease in the FDIC loss sharing asset of $7.1 million, compared to a net decrease of $844,000 for the same period in 2011. This increase was partially offset by the decrease of $1.8 million in noninterest expense and the increase of $2.2 million in net interest income principally due to the increase of $3.1 million in discount accretion on covered loans.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.32 billion at September 30, 2012. This represented a decrease of $161.6 million, or 2.49%, from total assets of $6.48 billion at December 31, 2011. Earning assets totaled $5.98 billion at September 30, 2012. This represented a decrease of $153.1 million, or 2.50%, from total earning assets of $6.13 billion at December 31, 2011. The decrease in earning assets was due to a decrease in interest-earning cash as a result of prepaying $250.0 million of FHLB advances. Total liabilities were $5.57 billion at September 30, 2012, down $201.0 million, or 3.48%, from total liabilities of $5.78 billion at December 31, 2011. Total equity increased $39.4 million, or 5.51%, to $754.2 million at September 30, 2012, compared with total equity of $714.8 million at December 31, 2011.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at September 30, 2012 and December 31, 2011.

At September 30, 2012, we reported total investment securities of $2.26 billion. This represented an increase of $55.7 million, or 2.53%, from total investment securities of $2.20 billion at December 31, 2011. Investment securities comprise 37.81% of the Company’s total earning assets at September 30, 2012.

At September 30, 2012, securities held as available-for-sale had a fair value of $2.26 billion with an amortized cost of $2.17 billion. At September 30, 2012, the net unrealized holding gain on securities was $83.6 million and that resulted in accumulated other comprehensive income of $48.5 million (net of $35.1 million in deferred taxes). At December 31, 2011, the Company had a pre-tax net unrealized gain on total investment securities of $71.5 million and accumulated other comprehensive income of $41.5 million (net of deferred taxes of $30.0 million).

The table below sets forth investment securities available-for-sale at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$93,660	$247	$(64)	$93,843	4.16%
Residential mortgage-backed securities	839,474	30,123	—	869,597	38.52%
CMO’s / REMIC’s—Residential	643,150	7,944	(1,325)	649,769	28.78%
Municipal bonds	592,662	46,685	(124)	639,223	28.32%
Other securities	5,000	75	—	5,075	0.22%

Total Investment Securities	$2,173,946	$85,074	$(1,513)	$2,257,507	100.00%

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,273	$234	$—	$46,507	2.11%
Residential mortgage-backed securities	869,847	18,487	(334)	888,000	40.33%
CMO’s / REMIC’s—Residential	594,866	10,307	(665)	604,508	27.46%
Municipal bonds	608,575	43,665	(203)	652,037	29.62%
Other securities	10,468	10	(4)	10,474	0.48%

Total Investment Securities	$2,130,029	$72,703	$(1,206)	$2,201,526	100.00%

The weighted-average yield (TE) on the investment portfolio at September 30, 2012 was 2.71% with a weighted-average life of 3.6 years. This compares to a weighted-average yield of 2.99% at December 31, 2011 with a weighted-average life of 3.6 years and a yield of 3.72% at September 30, 2011 with a weighted-average life of 4.0 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 69% of the securities in the total investment portfolio, at September 30, 2012, are issued by the U.S government or U.S. government-sponsored agencies which have the implied guarantee payment of principal and interest. As of September 30, 2012, approximately $12.1 million in U.S. government agency bonds are callable.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,122	$—	$—	$—	$2,122	$—

Available-for-Sale
Government agency	$25,454	$64	$—	$—	$25,454	$64
Residential mortgage-backed securities	22	—	—	—	22	—
CMO/REMICs—Residential	155,051	1,325	—	—	155,051	1,325
Municipal bonds	11,347	124	—	—	11,347	124
Other Securities	—	—	—	—	—	—

	$191,874	$1,513	$—	$—	$191,874	$1,513

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-To-Maturity
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs—Residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other Securities	2,500	4	—	—	2,500	4

	$233,909	$1,206	$—	$—	$233,909	$1,206

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5—Investment Securities in the notes to the condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

During the first nine month of 2012 and 2011, we recorded zero realized gains or losses and $546,000 other-than-temporary impairment recognized on the held-to-maturity investment security, respectively.

Loans

At September 30, 2012, we reported total loans and lease finance receivables, net of deferred loan fees, of $3.44 billion. This represents a decrease of $46.9 million, or 1.35%, from total loans, net of deferred loan fees, of $3.48 billion at December 31, 2011. Non-covered loans grew by $8.3 million for the first nine months of 2012, while covered loans declined by $55.2 million.

The non-covered construction loans and purchased mortgage pools are considered non-core lending niches. Our core lending strategy is focused on commercial & industrial business lending, dairy, livestock, and agribusiness lending and commercial real estate loans.

Total loans, net of deferred loan fees, comprise 57.47% of our total earning assets. The following tables present our loan portfolio, excluding held-for-sale loans, segregated into covered versus non-covered loans, by category as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$525,801	$28,199	$554,000
Real Estate:
Construction	70,740	1,745	72,485
Commercial Real Estate	2,012,119	194,220	2,206,339
SFR Mortgage	158,074	1,656	159,730
Consumer	46,769	7,379	54,148
Municipal lease finance receivables	109,005	—	109,005
Auto and equipment leases, net of unearned discount	13,302	—	13,302
Dairy and Livestock	288,437	—	288,437
Agribusiness	9,495	2,698	12,193

Gross loans	$3,233,742	$235,897	$3,469,639
Less:
Purchase accounting discount	—	(28,590)	(28,590)
Deferred loan fees, net	(6,337)	—	(6,337)

Gross loans, net of deferred loan fees	$3,227,405	$207,307	$3,434,712
Less: Allowance for credit losses	(92,067)	—	(92,067)

Net loans and lease finance receivables	$3,135,338	$207,307	$3,342,645

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	2.85%

	As of December 31, 2011
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and Industrial	$494,299	$29,651	$523,950
Real Estate:
Construction	76,146	18,685	94,831
Commercial Real Estate	1,948,292	223,107	2,171,399
SFR Mortgage	176,442	3,289	179,731
Consumer	51,436	8,353	59,789
Municipal lease finance receivables	113,460	169	113,629
Auto and equipment leases, net of unearned discount	17,370	—	17,370
Dairy and Livestock	343,350	199	343,549
Agribusiness	4,327	24,196	28,523

Gross loans	$3,225,122	$307,649	$3,532,771
Less:
Purchase accounting discount	—	(50,780)	(50,780)
Deferred loan fees, net	(5,395)	—	(5,395)

Gross loans, net of deferred loan fees	$3,219,727	$256,869	$3,476,596
Less: Allowance for credit losses	(93,964)	—	(93,964)

Net loans and lease finance receivables	$3,125,763	$256,869	$3,382,632

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	2.92%

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single- family and multi-family residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy, livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of September 30, 2012.

	September 30, 2012
Non-Covered Loans by Market Area	Total Non-Covered Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,191,433	36.8%	$810,443	40.3%
Inland Empire	641,198	19.8%	494,243	24.5%
Central Valley	644,888	19.9%	391,104	19.4%
Orange County	463,436	14.3%	186,380	9.3%
Other Areas (1)	292,787	9.2%	129,949	6.5%

	$3,233,742	100.0%	$2,012,119	100.0%

	September 30, 2012
Covered Loans by Market Area	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$18,061	7.7%	$15,659	8.1%
Inland Empire	1,106	0.5%	81	—
Central Valley	204,634	86.7%	169,419	87.2%
Orange County	—	—	—	—
Other Areas (1)	12,096	5.1%	9,061	4.7%

	$235,897	100.0%	$194,220	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. This table breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

	September 30, 2012
Non-Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Single Family—Direct	$45,516	2.1%	100.0%	$335
Single Family—Mortgage Pools	112,558	5.2%	100.0%	274
Multifamily	119,729	5.5%	—	1,109
Industrial	598,365	27.6%	34.0%	912
Office	344,539	15.9%	30.8%	929
Retail	330,524	15.2%	10.6%	1,301
Medical	129,732	6.0%	37.3%	1,544
Secured by Farmland	148,522	6.8%	100.0%	2,122
Other	340,708	15.7%	49.4%	1,310

	$2,170,193	100.0%	40.0%	1,123

(1)	Represents percentage of reported owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans totaled $45.5 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $112.6 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans.

	September 30, 2012
Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Single Family—Direct	$1,656	0.8%	100.0%	$237
Single Family—Mortgage Pools	—	—	—	—
Multifamily	4,655	2.4%	—	1,164
Industrial	42,626	21.8%	61.2%	677
Office	17,845	9.1%	43.3%	496
Retail	20,527	10.5%	34.0%	662
Medical	15,327	7.8%	82.2%	1,022
Secured by Farmland	20,238	10.3%	100.0%	547
Other	73,002	37.3%	42.5%	1,074

	$195,876	100.0%	54.3%	828

(1)	Represents percentage of reported owner-occupied in each real estate loan category

As of September 30, 2012, the Company had $70.7 million in non-covered construction loans. This represents 2.19% of total non-covered gross loans outstanding of $3.23 billion. Of this $70.7 million in construction loans, approximately 6.70%, or $4.7 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $66.0 million, were related to commercial construction. The average balance of any single construction loan was approximately $2.4 million. Our construction loans are located throughout our marketplace as can be seen in the tables below.

As of September 30, 2012, the Company had $72.5 million in construction loans, both non-covered and covered. This represents 2.09% of gross loans outstanding of $3.47 billion. The following tables present a break-down of our non-covered construction loans excluding held for sale loans by county and type.

Non-Covered Construction Loans	September 30 2012
(Dollars in thousands)	SFR & Multi-family
	Land Development		Construction		Total
Los Angeles County	$2,555	69.9%	$—	—	$2,555	53.9%
Inland Empire	143	3.9%	—	—	143	3.0%
Central Valley	357	9.8%	212	19.6%	569	12.0%
Orange County	—	—	871	80.4%	871	18.4%
Other Areas (1)	602	16.4%	—	—	602	12.7%

	$3,657	100.0%	$1,083	100.0%	$4,740	100.0%

Total Non-Performing	$—	—	$—	—	$—	0.0%

	Commercial
	Land Development		Construction		Total
Los Angeles	$384	6.0%	$24,950	41.9%	$25,334	38.4%
Inland Empire	3,936	61.3%	17,455	29.3%	21,391	32.4%
Central Valley	2,096	32.7%	825	1.4%	2,921	4.4%
Orange County	—	—	—	—	—	—
Other Areas (1)	—	—	16,354	27.4%	16,354	24.8%

	$6,416	100.0%	$59,584	100.0%	$66,000	100.0%

Total Non-Performing		—	$17,708	29.7%	$17,708	26.8%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following table presents a break-down of our covered construction loans by county and type.

Covered Construction Loans	September 30 2012
(Dollars in thousands)	SFR & Multi-family
	Land Development		Construction		Total
Central Valley	$167	100.0%	$1,085	100.0%	$1,252	100.0%

	$167	100.0%	$1,085	100.0%	$1,252	100.0%

	Commercial
	Land Development		Construction		Total
Central Valley	$—	—	$493	100.0%	$493	100.0%

	$—	—	$493	100.0%	$493	100.0%

Non-performing Assets (Non-Covered)

Non-covered non-performing assets were $76.5 million at September 30, 2012. Non-performing assets represent 2.36% of total loans and OREO and 1.21% of total assets at September 30, 2012. We had non-performing assets of $76.5 million at December 31, 2011. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$32,889	$38,828
Troubled debt restructured loans (non-performing)	33,099	23,844
Other real estate owned (OREO)	10,473	13,820

Total nonperforming assets	$76,461	$76,492

Troubled debt restructured performing loans	$51,613	$38,554

Percentage of nonperforming assets to total net loans outstanding & OREO	2.36%	2.37%

Percentage of nonperforming assets to total assets	1.21%	1.18%

We had loans with a gross balance of $117.6 million classified as impaired as of September 30, 2012. This balance included the non-performing loans of $66.0 million. Impaired loans which were restructured in a troubled debt restructuring represented $84.7 million, of which $33.1 million were non-performing and $51.6 million were performing, as of September 30, 2012. Of the $33.1 million in non-performing TDRs, $2.5 million are not paying in accordance with the modified terms at September 30, 2012 and the remaining $30.6 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2011, we had impaired loans with a balance of $101.2 million. Impaired loans measured 3.64% as of September 30, 2012, compared to 3.14% of total non-covered loans as of December 31, 2011.

Of the total impaired loans, $86.8 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans, measured using the present value of expected future cash flows discounted at the loans effective rate, was $30.8 million.

At September 30, 2012 and December 31, 2011, TDRs of $51.6 million and $38.6 million, respectively, were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms

At September 30, 2012 and December 31, 2011, there was $1.1 million and $27,000 of related allowance on TDRs, respectively, as any impairment amounts identified are charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the nine months ended September 30, 2012 and 2011 were $585,000 and $13.1 million, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

At September 30, 2012, we had $10.5 million in non-covered OREO, a decrease of $3.3 million from the eleven OREO properties totaling $13.8 million at December 31, 2011. During the nine months ended September 30 2012, we added five properties for a total of $2.8 million to OREO. We sold eight properties with an OREO value of $6.1 million, realizing a net gain of $345,000. At September 30, 2012, we had eight OREO properties, compared to eleven OREO properties at December 31, 2011. The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends

(Non-Covered Loans)

(Dollars in thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Non-Performing Loans
Residential Construction and Land	$—	$—	$920	$920	$989
Commercial Construction and Land	17,708	17,904	8,349	12,397	13,779
Residential Mortgage	12,321	12,469	13,129	16,970	18,792
Commercial Real Estate	21,354	23,084	27,238	25,992	25,454
Commercial and Industrial	3,896	4,622	4,082	3,432	3,277
Dairy & Livestock	10,345	3,394	1,200	2,475	2,574
Agribusiness	—	—	—	—	—
Consumer	364	388	308	382	340
Auto & Equipment Leases	—	4	86	104	7

Total	$65,988	$61,865	$55,312	$62,672	$65,212

% of Total Loans	2.04%	1.95%	1.74%	1.95%	2.06%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	—	—	—	—	—
Residential Mortgage	650	—	4,109	1,568	—
Commercial Real Estate	298	1,041	5,798	787	—
Commercial and Industrial	286	176	1,317	3,022	940
Dairy & Livestock	—	—	—	—	—
Agribusiness	170	—	—	—	—
Consumer	72	36	13	59	14
Auto & Equipment Leases	213	—	—	20	997

Total	$1,689	$1,253	$11,237	$5,456	$1,951

% of Total Loans	0.05%	0.04%	0.35%	0.17%	0.06%

OREO
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	7,117	7,117	7,117	7,117	8,580
Commercial Real Estate	3,153	2,407	4,173	6,566	7,376
Commercial and Industrial	203	203	137	137	—
Residential Mortgage	—	667	—	—	—
Consumer	—	—	—	—	—
Auto & Equipment Leases	—	—	—	—	—

Total	$10,473	$10,394	$11,427	$13,820	$15,956

Total Non-Performing, Past Due & OREO	$78,150	$73,512	$77,976	$81,948	$83,119

% of Total Loans	2.42%	2.32%	2.45%	2.55%	2.62%

We had $66.0 million in non-covered non-performing loans, defined as nonaccrual loans and non-performing TDRs, at September 30, 2012, or 2.04% of total non-covered loans. This compares to $62.7 million in non-performing loans at December 31, 2011 and $65.2 million in non-performing loans at September 30, 2011. Five customer relationships make up $32.7 million, or 49.54%, of our non-performing loans at September 30, 2012. Four of these customer relationships are commercial real estate developers (owner/non-owner occupied) and the primary collateral for these loans is commercial real estate properties. One of the customer relationships is in the dairy and livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These five customer relationships have had total charge-offs of $3.6 million and have related ALLL of $1.0 million at September 30, 2012.

The economic downturn has had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest, and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management—Credit Risk” herein.

Non-Performing Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-performing loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2012, there were no covered loans considered as non-performing as described above. There were three properties in covered OREO totaling $1.3 million as of September 30, 2012 compared to sixteen properties totaling $9.8 million as of December 31, 2011.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of customer deposits.

Total deposits were $4.78 billion at September 30, 2012. This represented an increase of $176.6 million, or 3.83%, over total deposits of $4.60 billion at December 31, 2011. This increase was due to organic growth primarily from our Centers. The composition of deposits is as follows:

	September 30, 2012		December 31, 2011
	(Dollars in thousands)

Noninterest-bearing deposits
Demand deposits	$2,324,401	48.6%	$2,027,876	44.0%
Interest-bearing deposits
Savings Deposits	1,718,106	36.0%	1,739,522	37.8%
Time deposits	738,609	15.4%	837,150	18.2%

Total deposits	$4,781,116	100.0%	$4,604,548	100.0%

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $2.32 billion at September 30, 2012, representing an increase of $296.5 million, or 14.62%, from demand deposits of $2.03 billion at December 31, 2011. Noninterest-bearing demand deposits represented 48.62% of total deposits as of September 30, 2012, compared to 44.04% of total deposits as of December 31, 2011.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.72 billion at September 30, 2012, representing a decrease of $21.4 million, or 1.23%, from savings deposits of $1.74 billion at December 31, 2011.

Time deposits totaled $738.6 million at September 30, 2012. This represented a decrease of $98.5 million, or 11.77%, from total time deposits of $837.2 billion at December 31, 2011.

Other Borrowed Funds

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we seek to supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 14.89% for the three months ended September 30, 2012, compared to 18.81% for the same period in 2011.

At September 30, 2012, borrowed funds totaled $647.7 million. This represented a decrease of $310.4 million, or 32.40%, from total borrowed funds of $958.0 billion at December 31, 2011. This decrease was primarily due to repayment of $250.0 million FHLB borrowings during the three months ended September 30, 2012.

In November 2006, we began a repurchase agreement sweep product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of September 30, 2012 and December 31, 2011, total customer repurchases were $448.8 million and $509.4 million, respectively, with weighted average interest rates of 0.29% and 0.35%, respectively.

We have borrowing agreements with the FHLB. We had outstanding balances of $198.9 million and $448.7 million under these agreements at September 30, 2012 and December 31, 2011, respectively. The weighted average interest rate was 4.52% and 3.89% at September 30, 2012 and December 31, 2011, respectively. The FHLB holds certain investment securities and loans as collateral for these borrowings.

At September 30, 2012, $2.37 billion of loans and $2.08 billion of investment securities, at carrying value, were pledged to secure our FHLB and the Federal Reserve Bank borrowings.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of September 30, 2012:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)

Deposits	$4,781,116	$4,766,333	$10,648	$551	$3,584
Customer Repurchase Agreements	448,788	448,788	—	—	—
FHLB borrowings	198,866	—	—	198,866	—
Junior Subordinated Debentures	67,012	—	—	—	67,012
Deferred Compensation	8,957	861	1,673	1,164	5,259
Operating Leases	20,607	5,009	7,783	4,719	3,096
Advertising Agreements	5,337	1,337	1,600	1,600	800

Total	$5,530,683	$5,222,328	$21,704	$206,900	$79,751

Deposits represent noninterest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

FHLB borrowings represent the amounts that are due to the FHLB. These borrowings have fixed maturity dates. On August 28, 2012, we redeemed five outstanding fixed rate loans from the Federal Home Loan Bank, in an aggregate principal amount of $250 million, with an average coupon of 3.39%. The repayment of these advances, which resulted in a $20.4 million termination expense on a pre-tax basis, was funded from Citizens Business Bank deposits.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust II matures in 2034, and became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, became callable in whole or in part in March 2011.

On September 17, 2012, we redeemed the remaining half of the outstanding capital and common securities issued by CVB Capital Trust I for consideration of $20.6 million.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at September 30, 2012:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	( Dollars in thousands )
Commitments to extend credit	$528,557	$397,161	$53,663	$17,282	$60,451
Obligations under letters of credit	43,276	32,238	11,038	—	—

Total	$571,833	$429,399	$64,701	$17,282	$60,451

As of September 30, 2012, we had commitments to extend credit of approximately $528.6 million, obligations under letters of credit of $43.3 million. In addition, we had available lines of credit totaling $2.54 billion from correspondent banks, FHLB and the Federal Reserve Bank. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for undisbursed commitments of $9.6 million as of September 30, 2012 and December 31, 2011 included in other liabilities.

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

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first nine months of 2012, the loan to deposit ratio averaged 73.22%, compared to an average ratio of 78.78% for the same period in 2011. The ratio of loans to deposits and customer repurchases averaged 66.17% for the first nine months of 2012 and 70.41% for the same period in 2011.

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

At September 30, 2012, approximately $48.9 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of September 30, 2012, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $115.3 million for the first nine months of 2012, compared to $95.8 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to a decrease in income taxes and interest as well as an increase in service charges and other fees received. This increase was partially offset by a decrease in proceeds from the FDIC loss sharing agreement and an increase in vendor and employee payments.

Net cash used in investing activities totaled $6.2 million for the first nine months of 2012, compared to $26.8 million for the same period in 2011. The cash used in investing activities was primarily the result of an increase in proceeds from repayments and maturity of investment securities and an increase in sales proceeds from OREO, partially offset by a decrease in loan and lease finance receivables and purchases of investment securities during the first nine months of 2012.

Net cash used in financing activities totaled $206.2 million for the first nine months of 2012, compared to net cash used in financing activities of $30.3 million for the same period last year. The cash used in financing activities during the first nine months of 2012 was primarily due to the redemption of $250.0 million of FHLB borrowings and $48.0 million for repayment of subordinated debentures, partially offset by an increase in total deposits.

At September 30, 2012, cash and cash equivalents totaled $248.2 million. This represented a decrease of $194.8 million, or 43.97%, from a total of $442.9 million at September 30, 2011 and a decrease of $97.2 million, or 28.13%, from a total of $345.3 million at December 31, 2011.

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

The Company’s equity capital was $754.2 million at September 30, 2012. This represented an increase of $39.4 million, or 5.51%, from equity capital of $714.8 million at December 31, 2011. The increase during the first nine months of 2012 was attributable to $55.1 million in net earnings, an increase in net unrealized gain on investment securities of $7.0 million and $4.0 million for various stock-based compensation items, offset by $26.7 million in common stock dividends paid.

The Company’s 2011 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 19 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At September 30, 2012, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first nine months of 2012, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.255 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first nine months of 2012, we repurchased zero of our common stock outstanding. As of September 30, 2012, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2012, and December 31, 2011.

Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	September 30, 2012		December 31, 2011
			CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.19%	11.08%	11.19%	10.92%
Tier 1 risk-based capital ratio	4.00%	6.00%	17.96%	17.80%	17.79%	17.36%
Total risk-based capital ratio	8.00%	10.00%	19.23%	19.06%	19.05%	18.63%

RISK MANAGEMENT

We have adopted a Risk Management Plan to which seeks to implement the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, counterparty risk, transaction risk, compliance risk, strategic risk, reputation risk, fraud and cyber-security risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Division monitor these risks to minimize exposure to the Company.

Credit Risk

Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on a counter party, issuer, or borrower performance. Credit risk arises through the extension of loans and leases, certain securities, and letters of credit.

Severe hurricanes, storms, earthquakes and other weather conditions, as well as natural disasters and problems related to possible climate changes, may from time-to-time cause or create the risk of damage to facilities, buildings property or other assets of Bank customers, borrowers or municipal debt issuers. This could in turn affect their financial condition or results of operations and as a consequence their ability or capacity to repay debt or fulfill other obligations to the Bank. While we do not currently have reason to believe that any of the Bank’s loans or municipal securities are materially impaired as a result of such damage, there can be no assurance that this will continue to be the case, particularly where recent storms and natural disasters whose impact is still being evaluated by the concerned parties.

Credit risk in the investment portfolio and correspondent bank accounts is in part addressed through defined limits in the Company’s policy statements. In addition, certain securities carry insurance to enhance the credit quality of the bond. Limitations on industry concentration, aggregate customer borrowings, geographic boundaries and standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors’ Committees, and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Company.

The general loan policy is updated annually and approved by the Board of Directors. It prescribes underwriting guidelines and procedures for all loan categories in which the Bank participates to establish risk tolerance and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall credit-worthiness of the borrower, guarantor support, etc. All loan requests considered by the Bank should be for a clearly defined legitimate purpose with a determinable primary source, as well as alternate sources of repayment. All loans should be supported by appropriate documentation including, current financial statements, credit reports, collateral information, guarantor asset verification, tax returns, title reports, appraisals (where appropriate), and other documents of quality that will support the credit.

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

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for credit losses by charging a provision for credit losses to earnings. Loans, including impaired loans, determined to be losses are charged against the allowance for credit losses. Our allowance for credit losses is maintained at a level considered by us to be adequate to provide for estimated probable losses inherent in the existing portfolio. In this regard, it is important to note that the Bank’s practice with regard to impaired loans, including modified loans or troubled debt restructurings that are classified as impaired, is to generally charge off any impairment amount against the ALLL upon evaluating the loan using one of the three methods described in ASC 310-10-35 at the time a probable loss becomes recognized. As such, the Bank’s specific allowance for impaired loans, including troubled debt restructurings, is relatively low as a percentage of impaired loans outstanding since any known impairment amount will generally have been charged off.

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

Central to our credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and possibly changed by Credit Management. The risk rating is based primarily on an analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Credit approvals are made based upon our evaluation of the inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and Credit Management personnel. Credits are monitored by line and Credit Management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings may be adjusted as necessary.

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

Included in this second phase is our consideration of known relevant internal and external factors that may affect a loan’s collectability. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. We perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated include, but are not limited to the following conditions that existed as of the balance sheet date:

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

The allowance for credit losses was $92.1 million as of September 30, 2012. This represents a decrease of $1.9 million, or 2.02%, compared to the allowance for credit losses of $94.0 million as of December 31, 2011. Activity in the allowance for credit losses was as follows for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Balance, beginning of year	$93,964	$105,259
Provision charged to operations	—	7,068
Loans charged off	(4,844)	(20,521)
Recoveries on loans previously charged off	2,947	2,158

Balance, end of period	$92,067	$93,964

The table below presents a comparison of net credit losses, the provision for credit losses, and the resulting allowance for credit losses for the nine months ended September 30, 2012 and 2011.

Summary of Credit Loss Experience

(Non-Covered Loans)

	As of and For the Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Amount of Total Loans at End of Period (1)	$3,227,405	$3,170,365

Average Total Loans Outstanding (1)	$3,194,409	$3,237,902

Allowance for Credit Losses at Beginning of Period	$93,964	$105,259

Charge-Offs:
Construction	$—	$7,976
Real Estate	2,482	4,945
Commercial and Industrial	977	1,275
Dairy & Livestock	1,150	3,291
Consumer, Auto and Other Loans	154	439

Total Charge-Offs	4,763	17,926

Recoveries:
Construction	1,129	746
Real Estate Loans	373	582
Commercial and Industrial	694	244
Dairy & Livestock	11	39
Consumer, Auto and Other Loans	12	183

Total Loans Recovered	2,219	1,794

Charge-Offs, net of recoveries	2,544	16,132

Other reallocation	647	(667)
Provision Charged to Operating Expense	—	7,068

Allowance for Credit Losses at End of period	$92,067	$95,528

Net Charge-Offs to Average Total Loans	0.08%	0.50%
Net Charge-Offs to Total Loans at End of Period	0.08%	0.51%
Allowance for Credit Losses to Average Total Loans	2.88%	2.95%
Allowance for Credit Losses to Total Loans at End of Period	2.85%	3.01%
Net Charge-Offs to Allowance for Credit Losses	2.76%	16.89%
Net Charge-Offs to Provision for Credit Losses	—	228.24%

(1)	Net of deferred loan origination fees.

While we believe that the allowance at September 30, 2012, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We have one issuance of trust preferred securities totaling $5.1 million with a large financial institution.

•	Most of our investment securities are either municipal securities or securities backed by mortgages, Fannie Mae, Freddie Mac or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXV or above, except for our travel/accident carrier who is rated AIX.

•

We have no significant exposure to our Cash Surrender Value of Life Insurance since 97.38% of the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A- or greater and only one company has a B+ rating.

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

Approximately $1.52 billion, or 67%, of the total investment portfolio at September 30, 2012 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2012:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	1.32%
- 100 basis points	(0.85%)

(1)	Changes from the base case for a 12-month period.

Based on our current models, we believe that the interest rate risk profile of the balance sheet remains well matched in the near term before turning asset-sensitive beyond year one. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

Management has a Liquidity Committee that meets quarterly. The Committee analyzes the cash flows from loans, investments, deposits and borrowings. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets monthly to review the Company’s balance sheet position and liquidity which includes, but is not limited to a: (i) Liquidity Report; (ii) Capital Volatility Report; (iii) Investment Portfolio Activities Report; and (iv) Balance Sheet Management Policy Report. On a periodic basis, projected cash flows are analyzed and stressed to determine potential liquidity issues. A contingency plan contains the steps the Company would take to mitigate a liquidity crisis. Results of the cash flows are reported to the Balance Sheet Management Committee on a periodic basis.

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

Our Risk Management Policy and Program and the Code of Ethical Conduct are cornerstones for controlling compliance risk. An integral part of controlling this risk is the proper training of associates. The Chief Risk Officer is responsible for developing and executing a comprehensive compliance training program. The Chief Risk Officer seeks to provide our associates with adequate training relevant to their job functions to enhance compliance with banking laws and regulations.

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

The Risk Management Division conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to verify whether our associates are adhering to established policies and procedures. The Chief Risk Officer will notify the appropriate department head and the Management Compliance Committee, the Audit Committee and the Risk Management Committee of any material exceptions found and noted.

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we try to ensure that all complaints are given prompt attention. Our Risk Management Policy and Program include provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews significant formal complaints to determine if a significant compliance risk exists and communicates those findings to the Risk Management Committee.

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

Cyber-security and Fraud Risk

Cyber-security and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, financial control or customer internet banking or data processing systems or applications. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action.

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

We maintain deposit accounts with various foreign banks. Our Interbank Liability Policy seeks to limit the balance in any of these accounts to an amount that does not in our judgment present a significant risk to our earnings from changes in the value of foreign currencies.

Our asset liability model seeks to calculate the market value of the Bank’s equity. In addition, management prepares, on a monthly basis, a capital volatility report that compares changes in the market value of the investment portfolio. We have as our target to always be well-capitalized by regulatory standards.

The Balance Sheet Management Policy requires the submission of a Fair Value Matrix Report to the Balance Sheet Management Committee on a quarterly basis. The report seeks to calculate the economic value of equity under different interest rate scenarios, revealing the level or price risk of the Bank’s interest sensitive asset and liability portfolios.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of September 30, 2012, the Company does not have any significant litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for credit loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We are fully cooperating with the SEC in its investigation, including its follow-up subpoenas and requests. We cannot predict the timing or outcome of the investigation.

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The consolidated complaint seeks compensatory damages and other relief in favor of the purported class.

Following the filing by each side of various motions and memoranda and a hearing on August 29, 2011, the District Court conducted a hearing on August 29, 2011. The District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and once again, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of the ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, and the Company filed its third motion to dismiss on October 25, 2012. It is presently anticipated that the earliest likely date for the third hearing in this case would be in February, 2013, and the Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

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

Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer and these postponements are currently extended to at least March 11, 2013.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS

Except for the following two paragraphs, there were no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General” in this Quarterly Report on Form 10-Q.

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

Examples of recent global and national events and developments that could have one or more of the impacts or effects described above may include; Standard & Poor’s decision in 2011 to downgrade the U.S. Government’s credit rating (and the possibility of similar actions by other statistical rating agencies), downgrades of sovereign debt of other nations, lack of global liquidity, uncertainty and possible economic turmoil resulting from concerns about government debt levels, termination of the Transaction Account Guarantee Program, changes in tax laws, currency values and the risk of economic contraction in Europe and Asia. These events could create global or national financial dislocation, and cause the interest rates on our borrowings and our cost of capital to fluctuate significantly. These adverse consequences could extend to the borrowers of the loans that we own and originate and, as a result, could materially and adversely affect returns on our investments, the ability of our borrowers to continue to pay their debt service or refinance and repay their loans and other obligations as they become due and our ability to continue to originate assets on favorable terms. Any such adverse consequences could also result in significant volatility in global stock markets, which could cause the market price of our common stock to decrease. In addition, there may be other events and developments, similar in consequence or concern, that we cannot currently predict and whose current or future impact or effect on the Company and the Bank cannot be precisely quantified.

We and our customers are exposed to internal and external fraud risks and cyber-security risks, and the Bank may incur increasing costs in an effort to minimize those risks and to respond to fraud and/or cyber incidents. While the Bank seeks to implement anti-fraud and cyber-security measures that we believe are commercially reasonable, it is possible that, regardless of the Bank’s responsibility for a security breach or fraud loss, the Bank could be held liable for any such breach or loss. We have security measures and processes in place in an effort to protect against these fraud and cyber-security risks but fraud and cyber-attacks are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Any fraud or other compromise of our security could result in a violation of privacy or other laws, significant legal and financial exposure, loss of Bank or customer funds, damage to our reputation, and a loss of confidence in our security measures, which could harm our business or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock. As of September 30, 2012, we have the authority to repurchase up to 7,765,171 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. During 2011 and 2010, we repurchased 1,594,488 and 640,341 shares of common stock at the average price of $7.86 and $8.07, respectively. The shares are canceled and retired upon repurchase. There is no expiration date for our current stock repurchase program. During the first half of 2012, there were no purchases of our common stock outstanding.

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

Date: November 9, 2012

/s/ Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer