Form 10-K
period 2012-12-31
CVB FINANCIAL CORP
filed 2013-03-01
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from N/A to N/A

Commission file number: 1-10140

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,028,962,542.

Number of shares of common stock of the registrant outstanding as of February 15, 2013: 104,900,623.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2012	Part III of Form 10-K

CVB FINANCIAL CORP.

2012 ANNUAL REPORT ON FORM 10-K

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

Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•	Ability to attract deposits and other sources of liquidity;

•	Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;

•	A prolonged slowdown in construction activity;

•	Changes in our ability to receive dividends from our subsidiaries;

•	The effect of any goodwill impairment;

•	Accounting adjustments in connection with our acquisition of assets and assumptions of liabilities from San Joaquin Bank;

•	The effect of climate change and attendant regulation on our customers and borrowers;

•	Our ability to manage the loan portfolio acquired from San Joaquin Bank within the limits of the loss protection provided by the Federal Deposit Insurance Corporation (“FDIC”);

•	Compliance with our agreements with the FDIC with respect to the loans we acquired from San Joaquin Bank and our loss-sharing arrangements with the FDIC;

•	Impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of nonperforming assets and charge-offs;

•	Changes in critical accounting policies and judgments;

•	Effects of acquisitions we may make;

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply, including, but not limited to, the Dodd-Frank Act of 2010;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Cybersecurity breaches of our systems or vendor systems;

•	Changes in government interest rate policies;

•	Fluctuations of our stock price;

•	Political developments or instability;

•	Acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu;

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and savings habits;

•	Technological changes including but not limited to the adoption by customers and competitors of innovations such as mobile banking capabilities;

•	The ability to increase market share and to control expenses;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	Volatility in the credit and equity markets and its effect on the general economy;

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Changes in our organization, management, compensation and benefit plans;

•

The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or reviews; and

•	Our success at managing the multiple risks involved in the foregoing items.

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

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is our principal asset. The Company has three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trust II was created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2012, the Company had $6.36 billion in total consolidated assets, $3.36 billion in net loans, $4.77 billion in deposits, $473.2 million in customer repurchase agreements, and $198.9 million in Federal Home Loan Bank (“FHLB”) advances.

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

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2012, the Bank had $6.36 billion in assets, $3.36 billion in net loans, $4.79 billion in deposits, $473.2 million in customer repurchase agreements, and $198.9 million in FHLB advances.

As of December 31, 2012, we had 41 Business Financial Centers located in the Inland Empire, Los Angeles County, Orange County and the Central Valley areas of California. Of the 41 Business Financial Centers, we opened 13 as de novo centers and obtained the other 28 in acquisition transactions. In October 2012, we closed a center location in Orange County, California. We consolidated this location into our Katella Business Financial Center, located less than two miles away.

We also have five Commercial Banking Centers, of which four were opened in 2008 and one was opened in 2009. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. These centers are located in Encino (in the San Fernando Valley), Los Angeles, Torrance and Burbank. The fifth one is located in our Headquarters building in Ontario, California We also have three trust offices in Ontario, Irvine and Pasadena. These offices serve as sales offices for wealth management, trust and investment products.

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

We provide a full complement of lending products, including commercial, agribusiness, consumer, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide lease financing for municipal governments. Financing products for consumers include automobile leasing and financing, lines of credit, credit cards, and home equity loans and lines of credit. Real estate loans include mortgage and construction loans.

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

Business Segments

We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. Our Centers are the focal points for customer sales and services. As such, these Centers comprise the biggest segment of the Company. Our other reportable segment, Treasury, manages all of the investments for the Company. All administrative and other smaller operating departments are combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 — Business Segments in the notes to consolidated financial statements.

Competition

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign ownership, and/or offer a broader range of financial services.

Regulation and Supervision

Economic Conditions/Government Policies

Our profitability, like most financial institutions, is primarily dependent on interest rate spreads. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation, increasing employment and combating recession) through its open-market operations in U.S. Government securities by buying and selling treasury and mortgage-backed securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. Government fiscal and budgetary policies, including deficit spending, can also have a significant impact on the capital markets and interest rates. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

The Company and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the deposit insurance fund and for the protection of borrowers, and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

Legislation and Regulation

The events of the past several years have led to numerous new laws and regulatory pronouncements in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), enacted in 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States. Dodd-Frank broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

•	capital standards applicable to bank holding companies may be no less stringent than those applied to insured depository institutions;

•

annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billion in assets as well as risk committees of its board of directors that include a risk expert; such requirements may have the effect of establishing new best practices standards for smaller banks;

•

trust preferred securities must generally be deducted from Tier 1 capital over a three-year phase-in period ending in 2016, although depository institution holding companies such as the Company with assets of less than $15 billion as of year-end 2009 are grandfathered with respect to such securities for purposes of calculating regulatory capital. The proposed rules would also remove the grandfather exemption in Section 171 of Dodd-Frank for banks with less than $15 billion in assets, but more than $500 million, and would require the phase out of the inclusion of trust preferred securities from Tier I capital instead over ten years, beginning in 2013;

•

the assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits, which generally increased the insurance fees for larger banks, but had relatively less impact on smaller banks;

•	repeal of the federal prohibition on the payment of interest on demand deposits, including business checking accounts through 2012, and made permanent the $250,000 limit for federal deposit insurance;

•

the establishment of the Consumer Finance Protection Bureau (the “CFPB”), with responsibility for promulgating regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions, and with authority to directly examine those financial institutions with $10 billion or more in assets for compliance with the regulations promulgated or overseen by the CFPB;

•

limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds; and

•

the establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

As required by the Dodd-Frank Act, federal regulators have published for comment proposed regulations to (i) increase capital requirements on banks and bank holding companies, and (ii) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which would significantly restrict certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing. Final rules are expected in 2013.

Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank, our customers or the financial industry more generally. Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect the Company’s and the Bank’s business, financial condition, and results of operations, and could require the Company and/or the Bank to seek additional sources of capital in the future.

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. Moreover, the bank regulatory agencies remain aggressive in the current economic environment in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Bank Holding Company Regulation

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers.

A wide range of requirements and restrictions are contained in both Federal and State banking laws, which together with implementing regulatory authority:

•	Require periodic reports and such additional information as the Federal Reserve may require;

•	Require bank holding companies to maintain increased levels of capital (See “Capital Adequacy Requirements” below);

•

Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. This “source-of-strength” doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” See “Prompt Corrective Action Provisions” below.

•

Limit on dividends payable to shareholders and restrictions on the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock are subject to legal and regulatory restrictions. Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

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

•

Approve acquisitions and mergers with banks and consider certain competitive, management, financial or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required.

Other Restrictions on Activities

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

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

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

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts were insured through December 31, 2012 without an extension of this date. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

Our FDIC insurance expense totaled $3.2 million for 2012. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments described below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2012, the Company’s and the Bank’s capital ratios significantly exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

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

Qualifying capital is classified depending on the type of capital:

•

“Tier 1 capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. Accordingly, the capital received from trust preferred offerings qualifies as Tier 1 capital, but is subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1 to be phased out over a ten year period. Small bank holding companies with less than $500 million in assets could issue new trust preferred which could still qualify as Tier 1; however, the market for any new trust preferred capital raises is uncertain.

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

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2012, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”. As of December 31, 2012, the Bank’s total risk-based capital ratio was 19.03% and its Tier 1 risk-based capital ratio was 17.77%. As of December 31, 2012, the Company’s total risk-based capital ratio was 19.49% and its Tier 1 risk-based capital ratio was 18.23%. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The Company and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2012, the Bank’s leverage capital ratio was 11.21%, and the Company’s leverage capital ratio was 11.50%, both ratios significantly exceeding regulatory minimums.

The regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the internal Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In 2004 the Basel Committee proposed a new capital accord (“Basel II”) to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures. U.S. banking regulators published a final rule for Basel II implementation requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (“core banks”) to adopt the advanced approaches of Basel II while allowing other banks to elect to “opt in.” The regulatory agencies later issued a proposed rule for larger banks that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. A definitive rule was not issued.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” If and when implemented by the U.S. banking agencies and fully phased-in, it would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

•

introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•

if fully phased in as currently proposed, requires covered banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

In June 2012, the U.S. federal bank regulatory agencies jointly issued a notice of proposed rulemaking to increase capital requirements for almost all banks and bank holding companies as required by the Dodd-Frank Act and make them consistent with the international Basel III agreement. Higher risk weighting would be required for exposures that are more than 90 days past due or are on nonaccrual status and for certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included in calculating capital ratios. The proposed rules would apply to all depository institutions and top-tier bank holding companies with assets of $500 million or more. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary executive bonuses, if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules, including alternative requirements for smaller community financial institutions, would, when finalized, become effective in stages through 2019. The proposed rules would also remove the grandfather exemption in Section 171 of Dodd-Frank for banks with less than $15 billion in assets, but more than $500 million, and would require the phase out of the inclusion of trust preferred securities from Tier I capital instead over ten years, beginning in 2013. The proposed new framework was to have been effective January 1, 2013; however, due to the number of comment letters received by the federal banking agencies in response to the notice of proposed rule making, the initial implementation has been postponed indefinitely. While the proposed new regulatory capital requirements will likely result in generally higher regulatory capital standards for the Company, it is difficult at this time to predict when or how many of the proposed provisions will ultimately be adopted or whether broader exemptions may be provided for community banks. In addition, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance with potential liability of up to 5.0% of the depository institution’s total assets at the time it became undercapitalized.

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

The power of the board of directors of the Bank to declare a cash dividend to CVB is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws. Noncompliance with any of these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Dodd-Frank provides for the creation of the CFPB as an independent entity within the Federal Reserve and as a new regulatory agency for United States banks. It has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary federal banking agency.

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

Executive Officers of the Company

The following sets forth certain information regarding our executive officers, their positions and their ages.

Executive Officers:

Name	Position	Age
Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	50
Richard C. Thomas	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	64
James F. Dowd	Executive Vice President and Chief Credit Officer of the Bank	60
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	45
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	45

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

Risk Factors That May Affect Future Results — Together with the other information on the risks we face and our management of risk contained in this Annual Report or in our other SEC filings, the following presents significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risks that we may currently view as not material may also impair our business operations and results.

Risk Relating to Recent Economic Conditions and Government Response Efforts

Difficult economic and market conditions have adversely affected our industry

After suffering sharp declines over the past several years, the pace of housing price declines has appeared to slow more recently, although existing delinquencies and foreclosures continue to create overhang. This in turn has negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, while there are signs that general economic conditions, including the employment markets, have started to show improvement, such signs remain tentative, and compared to prior periods of growth, most areas and industries continue to experience reduced availability of commercial credit and high unemployment. This in turn has negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. These economic conditions and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the economy and financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events, or any downward turn in the economy:

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

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in changes in applicable rates of interest, difficulty in accessing capital or an inability to borrow on favorable terms or at all from other financial institutions.

•	Increased competition among financial services companies due to expected further consolidation in the industry may adversely affect the Company’s ability to market its products and services.

If economic conditions do not significantly improve, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition

As described in “Business — Economic Conditions, Government Policies, Legislation and Regulation”, turmoil and downward economic trends have been particularly acute in the financial sector. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of these events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers continue to realize the impact of an economic slowdown, previous recession and ongoing high unemployment rates. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to adverse economic conditions in the state of California, where our business is concentrated. In addition, adverse economic conditions may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform, and thereby, adversely affect our liquidity, financial condition, results or operations and profitability.

We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2012, we recorded zero provision for credit losses, charged off $5.3 million, and had net recoveries of $3.8 million. As of December 31, 2012, we had $2.17 billion in commercial real estate loans, $61.3 million in construction loans and $160.7 million in single-family residential mortgages. Although there are signs that the U.S. economy may be emerging from a period of severe recession followed by slower than normal growth, business activity and real estate values remain below pre-recession levels, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.

Volatility in commodity prices may adversely affect our results of operations.

As of December 31, 2012, approximately 9.8% of our total gross loan portfolio was comprised of dairy, livestock and agribusiness loans. Recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy and livestock loans to perform under the terms of their borrowing arrangements with us. In addition, certain grains are being diverted from the food chain into the production of ethanol which is causing the price of feed stocks for dairies to remain high, therefore putting pressure on margins of milk sales and cash flows. These situations, as well as others, could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Many if not all of these same factors could also significantly raise the cost of deposits to our Company and/or to the banking industry in general. This in turn could negatively affect the amount of interest we pay on our interest-bearing liabilities, which could have an adverse impact on our interest rate spread and profitability.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Defaults by financial services institutions, even rumors or questions about one or more financial institutions or the financial services industry in general, could lead to market wide liquidity problems and further, could lead to losses or defaults by the Company or other institutions. Many of these transactions expose us to credit risk in the event of default of the applicable counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our consolidated financial statements.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets

A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

Additional risks associated with our real estate construction loan portfolio include failure of developers and/or contractors to complete construction on a timely basis or at all, market deterioration during construction, cost overruns and failure to sell or lease the security underlying the construction loans so as to generate the cash flow anticipated by our borrower.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. While we will take steps to mitigate this risk, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, while there are certain statutory protections afforded lenders who take title to property through foreclosure on a loan, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

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

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2012 our balance sheet was slightly asset-sensitive over a one-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer, including our new residential mortgage lending operation which commenced origination activities in 2012, are subject to broad oversight and regulation. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. Dodd-Frank sets out sweeping regulatory changes. Changes imposed by Dodd-Frank include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the CFPB As many provisions still await final implementing rulemaking and regulations, we cannot yet assess the full impact of Dodd-Frank on us.

Revisions to Regulation Z, which implements the Truth in Lending Act (TILA), are being made pursuant to Dodd-Frank which would apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans), mandating specific underwriting criteria for home loans and providing for various repayment options to the borrower. This may impact our underwriting of single family residential loans in our new residential mortgage lending operation and could have a resulting unknown effect on potential delinquencies. In addition, the uniformity of the requirements may make it difficult for regional and community banks to compete against the larger national banks for single family residential loan originations.

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees.

The impact of new regulatory standards will likely impose enhanced capital adequacy requirements on us

The Federal Reserve has proposed new capital requirements on banks and bank holding companies as required by Dodd-Frank and incorporating the Basel Committee international capital, leverage and liquidity guidelines which are expected to have the effect of raising our capital requirements and imposing new capital requirements beyond those required by current law. Increased regulatory capital requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, liquidity, financial condition and results of operations.

Failure to manage our growth may adversely affect our performance

Our financial performance and profitability depend on our ability to manage past and possible future growth. Future acquisitions and our continued growth may present operating, integration, regulatory and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be liable for breaches of security in our online banking services. Fear of security breaches (including cybersecurity breaches) could limit the growth of our online services

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attacks are rapidly evolving (including computer viruses, malicious code, phishing or other information security breaches), and we may not be able to anticipate or prevent all such attacks, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on our business, results of operations and financial condition. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

Our business is exposed to the risk of changes in technology

The rapid pace of technology changes and the impact of such changes on financial services generally and on our Company specifically could impact our cost structure and our competitive position with our customers. Salient although not exclusive examples of such developments are the rapid movement by customers and some competitor financial institutions to web-based services, mobile banking and cloud computing. Because of our relatively smaller size and limited resources, our Company has typically followed rather than lead such developments and applications by larger institutions and technology providers, and we are reliant on legacy systems and software that may not be as efficient or adaptable as those utilized by competitors. Our failure or inability to anticipate, plan for or implement technology change could adversely affect our competitive position, financial condition and profitability.

Our controls and procedures could fail or be circumvented

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and on the conducts of individuals, and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

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

Our decisions regarding the fair value of assets acquired, including FDIC loss sharing assets, could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

We acquired significant portfolios of loans in the San Joaquin Bank acquisition and we may acquire other loan portfolios in similar acquisition scenarios. Although the San Joaquin Bank loans were marked down to their estimated fair value, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquired from San Joaquin Bank (or that we may acquire in a similar future transaction) and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

Although we have entered into loss sharing agreements with the FDIC which provide that a significant portion of losses related to the assets acquired from San Joaquin Bank will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those assets. Additionally, the loss sharing agreements have limited terms. Therefore, any additional charge-offs of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and would negatively impact our net income.

Our ability to obtain reimbursement under the loss sharing agreement on covered assets depends on our compliance with the terms of the loss sharing agreement.

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of December 31, 2012, $221.6 million, or 3.5%, of our assets were covered by the FDIC loss sharing agreement. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

We face strong competition from financial services companies and other companies that offer banking services

We conduct most of our operations in California. The banking and financial services businesses in California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage companies and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to offer products at lower costs, maintain numerous locations, and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, risk management, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, some of whom may be considering retirement, and we may not be able to identify and attract suitable candidates to replace such directors.

Managing reputational risk is important to attracting and maintaining customers, investors and employees

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct or fraud, failure to deliver minimum standards of service or quality, compliance deficiencies, government investigations, litigation, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation.

We are subject to legal and litigation risk, including a pending investigation by the SEC, a consolidated class action lawsuit and a similar state law derivative action which could adversely affect us.

Because our Company is extensively regulated by a variety of federal and state agencies, and because we are subject to a wide range of business and consumer laws and regulations at the federal, state and local levels, we are at risk of governmental investigations and lawsuits as well as claims and litigation from private parties. We are from time to time involved in disputes with and claims from customers, vendors, employees and other business parties, and such disputes and claims may result in litigation or settlements, any one of which or in the aggregate could have an adverse impact on the Company’s operating flexibility, employee relations, financial condition or results of operations, as a result of the costs of any judgment, the terms of any settlement and/or the expenses incurred in defending the applicable claim.

We are subject to an investigation by the SEC. In addition, two federal securities class action lawsuits, which have been consolidated, were filed against us and certain of our officers, and a state law derivative action was filed in the name of the Company against our directors. Although the consolidated federal action complaint and a first amended complaint were each dismissed by the federal district court in January and August, respectively, of 2012, the plaintiffs were given leave by the court to file a second amended complaint, which the plaintiffs filed in September, 2012.

We are unable, at this time, to estimate our potential liability in these matters, but we may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with the SEC investigation and the consolidated federal lawsuit and the state law derivative action, which could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in the SEC investigation and the federal and state lawsuits may divert internal resources away from managing our business. See “Legal Proceedings”

Federal and state laws and regulations may restrict our ability to pay dividends

The ability of the Bank to pay dividends to the Company and of the Company to pay dividends to its shareholders is limited by applicable federal and California law and regulations. See “Business — Regulation and Supervision” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

The price of our common stock may be volatile or may decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in its share prices and trading volumes that affect the market prices of the shares of many companies. These specific and broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	credit events or losses;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions or trades by institutional shareholders or other large shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	actions by hedge funds, short term investors, activist shareholders or shareholder representative organizations;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company and/or the Bank; or

•	domestic and international economic factors unrelated to the Company’s performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in recent years. The market price of our common stock and the trading volume in our common stock may fluctuate and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statement”. The capital and credit markets have been experiencing volatility and disruption for more than four years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation. Extensive sales by large shareholders could also exert sustained downward pressure on our stock price.

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

As of December 31, 2012, the Bank occupied a total of 49 premises consisting of (i) 46 Business Financial and Commercial Banking Centers (“Centers”) of which two Centers are located at our Corporate Headquarters, (ii) a Corporate Headquarters and two operations/administrative centers, and (iii) a storage facility. We own 11 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2013 through 2020, some with lease renewal options that could extend certain leases through 2034. All properties are located in Southern and Central California.

As of December 31, 2012, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization totaled $35.1 million. Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2012, was $10.8 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Note 9 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

ITEM 3.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2012, the Company does not have any litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for credit loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We have fully cooperated with the SEC in its investigation, and we will continue to do so to the extent any further information is requested. We cannot predict the timing or outcome of the investigation.

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

Following the filing by each side of various motions and memoranda and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and once again, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of the ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, and the Company filed its third motion to dismiss on October 25, 2012. The District Court has taken the Company’s third motion to dismiss under submission, and the Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the federal securities shareholder class action complaint, and these postponements are currently extended to at least September 11, 2013.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 1,673 shareholders of record as of February 15, 2013.

Quarter Ended	High	Low	Cash Dividends Declared
12/31/2012	$12.17	$9.43	$0.085
9/30/2012	$12.95	$11.35	$0.085
6/30/2012	$11.92	$10.16	$0.085
3/31/2012	$11.97	$9.99	$0.085
12/31/2011	$10.27	$7.28	$0.085
9/30/2011	$10.00	$7.41	$0.085
6/30/2011	$9.94	$8.18	$0.085
3/31/2011	$9.32	$7.83	$0.085

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock(such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program in the fourth quarter of the year ended December 31, 2012. As of December 31, 2012, there were 7,765,171 shares remaining to be purchased.

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the industry group line depicted below). The graph assumes an initial investment of $100 on January 1, 2008, and reinvestment of dividends through December 31, 2012. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

(PERFORMANCE GRAPH)

ASSUMES $100 INVESTED ON JANUARY 1, 2008

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2012

Company/Market/Peer Group	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
CVB Financial Corp.	$100.00	$119.68	$91.16	$95.00	$113.41	$122.17
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
Peer Group Index	$100.00	$75.06	$61.90	$76.64	$67.52	$81.00

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts and percentages)
Interest income	$262,222	$269,720	$317,289	$310,759	$332,518
Interest expense	25,272	35,039	57,972	88,495	138,839

Net interest income	236,950	234,681	259,317	222,264	193,679

Provision for credit losses	—	7,068	61,200	80,500	26,600
Noninterest income	15,903	34,216	57,114	81,071	34,457
Noninterest expense	138,160	141,025	168,492	133,586	115,788

Earnings before income taxes	114,693	120,804	86,739	89,249	85,748
Income taxes	37,413	39,071	23,804	23,830	22,675

NET EARNINGS	$77,280	$81,733	$62,935	$65,419	$63,073

Basic earnings per common share	$0.74	$0.77	$0.59	$0.56	$0.75

Diluted earnings per common share	$0.74	$0.77	$0.59	$0.56	$0.75

Cash dividends declared per common share	$0.34	$0.34	$0.34	$0.34	$0.34

Cash dividends declared on common shares	$35,642	$35,805	$36,103	$32,228	$28,317
Dividend pay-out ratio (2)	46.12%	43.81%	57.37%	49.26%	44.90%
Weighted average common shares:
Basic	104,418,905	105,142,650	105,879,779	92,955,172	83,120,817
Diluted	104,657,610	105,222,566	106,125,761	93,055,801	83,335,503
Common Stock Data:
Common shares outstanding at year end	104,889,586	104,482,271	106,075,576	106,263,511	83,270,263
Book value per share	$7.28	$6.84	$6.07	$6.01	$5.92
Financial Position:
Assets	$6,363,364	$6,482,915	$6,436,691	$6,739,769	$6,649,651
Investment securities available-for-sale	2,449,387	2,201,526	1,791,558	2,108,463	2,493,476
Net non-covered loans	3,159,872	3,125,763	3,268,469	3,499,455	3,682,878
Net covered loans (5)	195,215	256,869	374,012	470,634	—
Deposits	4,773,987	4,604,548	4,518,828	4,438,654	3,508,156
Borrowings	698,178	958,032	1,095,578	1,488,250	2,345,473
Junior subordinated debentures	67,012	115,055	115,055	115,055	115,055
Stockholders’ equity	762,970	714,814	643,855	638,228	614,892
Equity-to-assets ratio (1)	11.99%	11.03%	10.00%	9.47%	9.25%
Financial Performance:
Net income to beginning equity	10.81%	12.69%	9.77%	10.64%	14.84%
Net income to average equity (ROE)	10.31%	12.00%	9.40%	10.00%	13.75%
Net income to average assets (ROA)	1.19%	1.26%	0.93%	0.98%	0.99%
Net interest margin (TE) (3)	4.06%	4.04%	4.28%	3.72%	3.41%
Efficiency ratio (4)	54.64%	52.45%	53.25%	44.04%	50.75%
Credit Quality (Non-covered Loans):
Allowance for credit losses	$92,441	$93,964	$105,259	$108,924	$53,960
Allowance/gross non-covered loans	2.84%	2.92%	3.12%	3.02%	1.44%
Total non-covered nonaccrual loans	$57,997	$62,672	$157,020	$69,779	$17,684
Non-covered nonaccrual loans/gross non-covered loans	1.78%	1.95%	4.65%	1.93%	0.47%
Allowance/non-covered nonaccrual loans	159.39%	149.93%	67.04%	156.10%	305.13%
Charge-offs, net of recoveries	$1,523	$18,363	$64,865	$25,536	$5,689
Charge-offs, net of recoveries/average non-covered loans	0.05%	0.57%	1.86%	0.68%	0.16%
Regulatory Capital Ratios
For the Company:
Leverage ratio	11.50%	11.19%	10.58%	9.63%	9.84%
Tier 1 capital	18.23%	17.79%	16.61%	15.06%	14.18%
Total capital	19.49%	19.05%	18.00%	14.45%	15.54%
For the Bank:
Leverage ratio	11.21%	10.92%	10.54%	9.58%	9.65%
Tier 1 capital	17.77%	17.36%	16.55%	14.99%	13.93%
Total capital	19.03%	18.63%	17.82%	16.26%	15.19%

(1)	Stockholders’ equity divided by total assets.
(2)	Dividends declared on common stock divided by net earnings.
(3)	Net interest income (TE) divided by total average earning assets.
(4)	Noninterest expense divided by net interest income before provision for credit losses plus noninterest income. Please also refer to “noninterest expense and efficiency ratio reconciliation (non-GAAP)” on page 31 of this Form 10-K.
(5)	Covered loans are those loans acquired from SJB and covered by a loss sharing agreement with the FDIC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto.

CRITICAL ACCOUNTING POLICIES

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact the results of operations.

Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management” and Notes 3 and 6 of our Consolidated Financial Statements presented elsewhere in this report.

Investment Securities: The investment portfolio is an integral part of our financial performance. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of our financial condition and results of operations.

We classify as held-to-maturity securities those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. Our investment in FHLB stock is carried at cost. The classification and accounting for investment securities are discussed in detail in Note 5, “Investment Securities,” of the Consolidated Financial Statements presented elsewhere in this report.

The fair values of investment securities are generally determined by reference to an independent external pricing service provider who has experience in valuing these securities. In obtaining such valuation information from third parties, management has evaluated the methodologies used to develop the resulting fair values. Management performs an analysis on the broker quotes received from third parties at least quarterly to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations, which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment (“OTTI”). Such impairment, if any, is required to be recognized in earnings. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgment and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors that we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities, and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be “other-than-temporarily” impaired as of December 31, 2012.

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

Goodwill and Goodwill Impairment: We have acquired entire banks and branches of banks. Those acquisitions accounted for under the purchase method of accounting have given rise to goodwill and intangible assets. ASC Topic 805 (previously SFAS No. 141), Business Combinations, requires an entity to record the assets acquired and liabilities assumed at their fair value as of the acquisition date. These fair values are determined by use of internal and external valuation techniques. The excess purchase price is allocated to assets and liabilities respectively, resulting in identified intangibles. The identified intangible assets and liabilities are amortized over the estimated lives of the assets or liabilities. Any excess purchase price after this allocation results in goodwill.

Under ASC 350 (previously SFAS No. 142, Goodwill and Other Intangibles), goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s two major operating segments identified in Note 22 of the Company’s consolidated financial statements presented elsewhere in this report). Under the market approach utilized, the fair value is calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalization and multiple was used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill allocated to the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. There was no recorded impairment as of December 31, 2012.

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

Under ASC 310-30, the excess of the expected cash flows at the acquisition over the fair value is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in cash flow over those expected at the acquisition date in excess of fair value are recorded as an adjustment to the accretable yield on a prospective basis. Any subsequent decreases in cash flow over those expected at the acquisition date are recognized by recording an allowance for credit losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the allocated carrying amount.

Covered Loans: We refer to “covered loans” as those loans that we acquired in the SJB acquisition for which we will be reimbursed for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. The majority of the loans acquired in the FDIC-assisted acquisition of SJB are included in a FDIC shared-loss agreement. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30. Subsequent to acquisition all covered loans are accounted for under ASC 310-30.

Covered Other Real Estate Owned: All other real estate owned acquired in the FDIC-assisted acquisition of SJB are included in a FDIC shared-loss agreement and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount with the estimated net loss charged against earnings and a corresponding increase in the estimated FDIC loss sharing asset based on the appropriate loss-sharing percentage.

FDIC Loss Sharing Asset: In conjunction with the FDIC-assisted acquisition of SJB, the Company entered into a shared-loss agreement with the FDIC for amounts receivable under the shared-loss agreement. At the date of the acquisition the Company elected to account for amounts receivable under the shared-loss agreement as a loss sharing asset in accordance with ASC 805. Subsequent to the acquisition, the loss sharing asset is adjusted for payments received and changes in estimates of expected losses and is not being accounted for under fair value. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted or amortized into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

Fair Value of Financial Instruments: We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 21 to the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Stock-based Compensation: Consistent with the provisions of ASC 718, Stock Compensation, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At December 31, 2012, the Company has three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions used at the time of grant impact the fair value of the option calculated under the Black-Scholes option-pricing model, and ultimately, the expense that will be recognized over the life of the option.

The grant date fair value of restricted stock awards is measured at the fair value of the Company’s common stock as if the restricted shares were vested and issued on the date of grant.

Additional information is included in Note 19, “Stock Option Plans and Restricted Stock Awards,” of the Consolidated Financial Statements included herein.

OVERVIEW

For the year ended December 31, 2012, we reported net earnings of $77.3 million, compared with $81.7 million for 2011, a decrease of $4.4 million, or 5.45%. Diluted earnings per share were $0.74 per share for the year ended December 31, 2012, a decrease from $0.77 per share for 2011. This decrease was due to the $20.4 million in pre-tax debt termination expense, which represents the present value of future interest payments and lender hedge termination fees, resulting from the repayment of $250.0 million of fixed rate loans to the Federal Home Loan Bank (“FHLB”). The terminated FHLB loans carried an average coupon rate of 3.39% and a weighted average remaining life of 2.6 years. The Company also elected to redeem $48.0 million in junior subordinated debentures during 2012 bearing interest at 2.85% to 3.25% above the 90-day LIBOR. These repayments were made to reduce future interest expense.

Net income for the year ended December 31, 2012 produced a return on beginning equity of 10.81%, a return on average equity of 10.31% and a return on average assets of 1.19%. The efficiency ratio for 2012 was 54.64% (46.58% excluding the FHLB debt termination), compared to 52.45% (51.21% excluding the prior year FHLB debt termination) for 2011.

Net interest income, before provision for credit losses of $237.0 million for the year ended December 31,2012 increased $2.3 million, or 0.97%, compared to $234.7 million for 2011. Excluding the impact of the yield adjustment on covered loans, tax equivalent (TE) net interest margin was 3.66% for 2012, compared with 3.78% for 2011. Total cost of funds decreased to 0.44% for 2012 from 0.60% for 2011.

Noninterest income was $15.9 million for 2012, compared with $34.2 million for 2011. Noninterest income for 2012 was reduced by a $21.9 million net decrease in the FDIC loss sharing asset, compared to an increase of $171,000 for 2011.

As a percentage of average assets, noninterest expense was 2.13% for the year ended December 31, 2012, compared to 2.17% for 2011. If the FHLB debt termination expense of $20.4 million and $3.3 million for 2012 and 2011, respectively, are eliminated from this calculation, non-interest expense was 1.82% for 2012 and 2.12% for 2011. In terms of dollars, this represents a year-over-year decrease of $19.9 million. The decrease was primarily attributable to decreases of $7.5 million in legal expenses, $4.6 million in OREO related expenses, $1.5 million in salaries and related expenses, $1.4 million in regulatory assessments, $1.3 million in other professional expenses, and $1.3 million in amortization of intangible assets.

Total assets of $6.36 billion at December 31, 2012 decreased $119.6 million, or 1.84%, from total assets of $6.48 billion at December 31, 2011. Earning assets totaled $6.04 billion at December 31, 2012, a decrease of $92.4 million, or 1.51%, when compared with earning assets of $6.13 billion at December 31, 2011. The decrease in earning assets was primarily due to a decrease in interest-earning cash as a result of prepaying $250.0 million of FHLB Advances and $48.0 million of Trust Preferred Securities and a $35.1 million decrease in loans, partially offset by a $247.5 million increase in investment securities.

Investment securities totaled $2.45 billion at December 31, 2012, up from $2.20 billion at December 31, 2011. As of December 31, 2012, we had a pretax unrealized gain of $74.6 million of which $41.7 million is attributed to our municipal securities portfolio and $32.9 million is attributed to the remainder of the portfolio which is predominantly our mortgage-backed securities (“MBS”) portfolio.

For the year ended December 31 2012, we purchased $546.1 million of MBS with an average yield of 1.79%, $23.1 million of municipal securities with an average tax-equivalent yield of 3.42%, $166.3 million of SBA Pools with an average yield of 1.79% percent, and $176.5 million of callable Agencies with an average yield of 1.74%.

Total loans and leases, net of deferred fees and discount of $3.45 billion at December 31, 2012 decreased by $35.1million, or 1.01%, from $3.48 billion at December 31, 2011. Non-covered loans grew by $32.2 million, while total covered loans declined by $67.3 million. Non-covered commercial real estate loans totaled $1.99 billion at December 31, 2012, an increase of $41.8 million when compared with December 31, 2011. The market remains very competitive for new loan originations for both commercial real estate and commercial and industrial loans. We continue to focus our sales efforts on these two key areas but continue to remain cautious in terms of credit quality.

We continue to grow our noninterest bearing deposits. As of December 31, 2012, our noninterest bearing deposits grew to $2.42 billion, an increase of $393.1 million, or 19.39%, compared to $2.03 billion at December 31, 2011. At December 31, 2012, noninterest bearing deposits were 50.71% of total deposits, up from 44.04% at December 31, 2011. Our total cost of deposits for the year ended December 31, 2012 were 13 basis points, compared to 19 basis points for 2011.

Our capital ratios are well-above regulatory standards. As of December 31, 2012, our Tier 1 leverage capital ratio totaled 11.50%, our Tier 1 risk-based capital ratio totaled 18.23% and our total risk-based capital ratio totaled 19.49%.

Total equity increased $48.2 million, or 6.74%, to $763.0 million at December 31, 2012, compared with total equity of $714.8 million at December 31, 2011.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Net earnings	$77,280	$81,733	$62,935
Earnings per common share:
Basic (1)	$0.74	$0.77	$0.59
Diluted (1)	$0.74	$0.77	$0.59
Return on average assets	1.19%	1.26%	0.93%
Return on average shareholders’ equity	10.31%	12.00%	9.40%

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the year ended December 31, 2012, includes a debt termination expense of $20.4 million. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense and related net interest expense savings, provides additional clarity to the users of financial statements regarding core financial performance.

	For the Year Ended December 31,
	2012	2011	2010
Net interest income	$236,950	$234,681	$259,317
Noninterest income	$15,903	$34,216	$57,114
Noninterest expense	$138,160	$141,025	$168,492
Less: Termination expense on borrowings	(20,379)	(3,310)	(18,663)

Adjusted noninterest expense	$117,781	$137,715	$149,829

Efficiency ratio	54.64%	52.45%	53.25%
Adjusted efficiency ratio	46.58%	51.21%	47.35%
Adjusted noninterest expense	$117,781	$137,715	$149,829
Average assets	$6,485,942	$6,505,508	$6,771,817
Adjusted noninterest expense to average assets	1.82%	2.12%	2.21%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Interest income-accelerated accretion	$22,607	$12,586	$26,740
Other income-increase/(decrease) in FDIC loss share asset	(21,916)	171	(15,856)
Other income-gain/(loss) on sale of OREO	996	446	(916)
Other Income-gain on sale (loss) of loans held-for-sale	815	—	—
Expenses-legal and professional	(1,358)	(2,011)	(1,912)
Expenses-OREO write-down	(586)	(4,484)	(1,917)
Expenses-OREO expenses	(284)	(988)	(616)
Expenses-Other expenses (appraisals)	(225)	(485)	(376)

Net income before income taxes related to covered assets	$49	$5,235	$5,147

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, net increase (decrease) in the FDIC loss sharing asset as well as the other noninterest expenses related to covered loans.

2012 Compared to 2011

The discount accretion of $22.6 million in 2012, recognized as part of interest income from covered loans, increased $10.0 million, compared to $12.6 million in 2011. This increase was reduced by the changes in FDIC loss sharing asset, a net decrease of $21.9 million in 2012, compared to a net increase of $171,000 in 2011.

Loans acquired from the SJB acquisition continued to perform better than originally expected. At December 31, 2012, the remaining discount associated with the SJB loans approximates $25.3 million. Based on the current forecast of expected cash flows, approximately $16.4 million of the discount is expected to accrete into interest income over the remaining lives of the loans. The FDIC loss sharing asset totaled $18.5 million at December 31, 2012. The loss sharing asset will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining life of the loss share contract of approximately 1.75 years.

The Company also recognized net gain on sales of covered assets of $1.8 million for 2012, compared to $446,000 in 2011.

Noninterest expense related to covered assets includes OREO expense, legal and professional expenses and other covered asset related expenses totaled $2.5 million and $8.0 million for 2012 and 2011, respectively. Covered loans decreased $109.9 million to $220.5 million at December 31, 2012 from $330.4 million at December 31, 2011.

2011 Compared to 2010

The discount accretion of $12.6 million in 2011 decreased by $14.1 million from $26.7 million in 2010. This decrease was partially offset by a $16.0 million increase resulting from the changes in the FDIC loss sharing asset ($171,000 net increase in 2011, compared to a net decrease of $15.9 million in 2010).

The Company also recognized net gain on sales of covered OREO of $446,000 in 2011 compared to a loss of $916,000 for 2010. Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset related expenses, which totaled $8.0 million in 2011, up from $4.8 million in 2010.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. As of December 31, 2012, our balance sheet is slightly asset-sensitive over a one-year horizon assuming no balance sheet growth; meaning interest-earning assets will generally reprice faster than interest-bearing liabilities. Therefore, our net interest margin is likely to modestly increase in sustained periods of rising interest rates and decrease modestly in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended December 31,
	2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$1,657,050	$32,025	1.96%	$1,359,434	$37,310	2.77%	$1,318,601	$49,720	3.78%
Tax-advantaged	640,309	22,718	4.89%	624,340	23,640	5.37%	651,811	25,394	5.51%
Investment in FHLB stock	65,792	671	1.02%	80,091	242	0.30%	93,461	324	0.35%
Federal funds sold & interest-earning deposits with other institutions	276,753	1,055	0.38%	461,837	1,438	0.31%	337,908	1,125	0.33%
Loans HFS	3,755	21	0.56%	4,471	56	1.25%	3,078	54	1.75%
Loans (2)	3,466,284	183,125	5.28%	3,623,137	194,448	5.37%	4,067,702	213,932	5.26%
Yield adjustment to interest income from discount accretion	(38,713)	22,607		(81,847)	12,586		(162,667)	26,740

Total earning assets	6,071,230	262,222	4.47%	6,071,463	269,720	4.61%	6,309,894	317,289	5.20%
Total non earning assets	414,712			434,045			461,923

Total assets	$6,485,942			$6,505,508			$6,771,817

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$1,715,151	4,123	0.24%	$1,741,128	5,592	0.32%	$1,698,628	9,947	0.59%
Time deposits	767,533	1,788	0.23%	910,965	3,116	0.34%	1,188,878	8,306	0.70%

Total interest-bearing deposits	2,482,684	5,911	0.24%	2,652,093	8,708	0.33%	2,887,506	18,253	0.63%
FHLB advances and other borrowings	951,065	19,361	2.01%	1,200,613	26,331	2.19%	1,484,356	39,719	2.68%

Interest-bearing liabilities	3,433,749	25,272	0.73%	3,852,706	35,039	0.91%	4,371,862	57,972	1.33%

Noninterest-bearing deposits	2,220,714			1,905,605			1,669,611
Other liabilities	81,950			65,847			61,021
Stockholders’ equity	749,529			681,350			669,323

Total liabilities and stockholders’ equity	$6,485,942			$6,505,508			$6,771,817

Net interest income		$236,950			$234,681			$259,317

Net interest income excluding discount		$214,343			$222,095			$232,577

Net interest spread—tax equivalent			3.74%			3.70%			3.87%
Net interest spread—tax equivalent excluding discount			3.33%			3.43%			3.32%
Net interest margin			3.92%			3.87%			4.11%
Net interest margin—tax equivalent			4.06%			4.04%			4.28%
Net interest margin—tax equivalent excluding discount			3.66%			3.78%			3.76%
Net interest margin excluding loan fees			3.87%			3.83%			4.07%
Net interest margin excluding loan fees—tax equivalent			4.01%			4.00%			4.23%

(1)	Non tax-equivalent (TE) rate was 2.40% for 2012, 3.09% for 2011, and 3.82% for 2010.
(2)	Includes loan fees of: $2,761 for 2012, $2,124 for 2011, and $2,646 for 2010.

Prepayment penalty fees are included in interest income, and are as follows: $3,701 for 2012, $1,862 for 2011, and $1,362 for 2010.

(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. The 2012, 2011 and 2010 net interest income and net interest margin include a yield adjustment of $22.6 million, $12.6 million and $26.7 million, respectively, from discount accretion on covered loans. We believe that presenting the net interest income and net interest margin excluding the yield adjustment provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Year Ended December 31,
	2012			2011			2010
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$6,071,230	$270,764	4.47%	$6,071,463	$279,587	4.61%	$6,309,894	$317,289	5.20%
Discount on acquired loans	38,713	(22,607)		81,847	(12,586)		162,667	(26,740)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$6,109,943	$248,157	4.06%	$6,153,310	$267,001	4.34%	$6,472,561	$290,549	4.65%

Net interest income and net interest margin (TE)		$245,492	4.06%		$244,548	4.04%		$259,317	4.28%
Yield adjustment to interest income from discount accretion		(22,607)			(12,586)			(26,740)

Net interest income and net interest margin (TE), excluding yield adjustment		$222,885	3.66%		$231,962	3.78%		$232,577	3.76%

The following table presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2012 Compared to 2011				2011 Compared to 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	( Dollars in thousands )
Interest income:
Taxable investment securities	$7,981	$(11,224)	$(2,042)	$(5,285)	$1,270	$(13,289)	$(391)	$(12,410)
Tax-advantaged securities	663	(3)	(1,582)	(922)	(1,501)	(297)	44	(1,754)
Investment in FHLB stock	(43)	578	(106)	429	409	(68)	(28)	313
Fed funds sold & interest-earning deposits with other institutions	(574)	323	(132)	(383)	(47)	(47)	12	(82)
Loans HFS	(9)	(31)	5	(35)	24	(15)	(7)	2
Loans	(5,631)	(5,797)	105	(11,323)	(23,384)	4,474	(574)	(19,484)
Yield adjustment from discount accretion	(6,634)	35,211	(18,556)	10,021	(13,287)	(1,724)	857	(14,154)

Total interest income	(4,247)	19,057	(22,308)	(7,498)	(36,516)	(10,966)	(87)	(47,569)
Interest expense:
Savings deposits	(29)	(1,396)	(44)	(1,469)	251	(4,586)	(20)	(4,355)
Time deposits	(488)	(1,002)	162	(1,328)	(1,945)	(4,280)	1,035	(5,190)
FHLB advances and other borrowings	(8,216)	1,355	(109)	(6,970)	(7,604)	(7,273)	1,489	(13,388)

Total interest expense	(8,733)	(1,043)	9	(9,767)	(9,298)	(16,139)	2,504	(22,933)

Net interest income	$4,486	$20,100	$(22,317)	$2,269	$(27,218)	$5,173	$(2,591)	$(24,636)

2012 Compared to 2011

Excluding the impact of the yield adjustment on covered loans, our net interest margin (tax equivalent) was 3.66% for 2012, compared to 3.78% for 2011. Total average earning asset yields (excluding discount) decreased 28 basis points to 4.06% for 2012 from 4.34% for 2011. Total cost of funds decreased to 0.44% for 2012 from 0.60% for 2011. Net interest margin was up slightly year-over-year primarily due to an 18 basis point decrease in the cost of interest-bearing liabilities, offset by a decrease in the yield on average earning assets.

The average yield on loans was 5.28% for 2012, compared to 5.37% for 2011. This year-over-year decrease in loan yield was primarily due to the refinancing of higher yielding loans and lower rates on new originations. The average balance of total loans decreased $156.9 million to $3.47 billion for 2012, compared to $3.62 billion for 2011. The $11.3 million decrease in total interest on loans was partially offset by the $10.0 million increase in the discount accretion from covered SJB loans, primarily due to improved credit loss experienced on covered loans. We also earned $3.7 million in loan prepayment penalty fees for 2012, compared with $1.9 million for 2011.

Total average earning assets for 2012 were $6.07 billion, a decrease of $233,000 from $6.07 billion for 2011. This decrease was principally due to a $185.1 million decrease in average interest-earning cash to $276.8 million, compared to $461.8 million for 2011 as a result of prepaying $250.0 million of FHLB advances during the third quarter of 2012. The average investment in FHLB stock also decreased $14.3 million to $65.8 million for 2012, compared to $80.1 million for 2011. The total average loan balance, net of discount, also decreased $114.4 million. These decreases were partially offset by an increase of $313.6 million in lower yielding investment securities to $2.30 billion for 2012, compared to $1.98 billion for 2011.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed for nonaccrual loans at December 31, 2012 and 2011. As of December 31, 2012 and 2011, we had $58.0 million and $62.7 million of non-covered nonaccrual loans, respectively. Had non-covered nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $3.9 million and $3.5 million greater for 2012 and 2011, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $2.8 million for 2012 and $2.1 million for 2011.

Interest income on investments of $54.7 million for 2012 decreased $6.2 million, or 10.18%, from $60.9 million for 2011. Total yield (TE) on investments was 2.78% for 2012, compared to 3.59% for the same period in 2011. We have been strategically reinvesting our cash flow from our investment portfolio, carefully weighing current rates and overall interest rate risks and we continually adjust our investment strategies in response to the changing interest rate environment. For the year 2012, we purchased $546.1 million of mortgage-backed securities with an average yield of 1.79%, $23.1 million of municipal securities with an average tax-equivalent yield of 3.42%, $166.3 million SBA Pools with an average yield of 1.79%, and $176.5 million of callable Agencies with an average yield of 1.74%. Finding bank-qualified municipal securities that meet our investment criteria remains challenging, but desirable.

Interest expense of $25.3 million for 2012 decreased $9.7 million, or 27.87%, compared to $35.0 million for 2011. The average rate paid on interest-bearing liabilities decreased 18 basis points, to 0.73% in 2012 from 0.91% in 2011 as a result of the lower interest rate environment in 2012 as well as the mix of interest-bearing liabilities. The decline in interest expense was driven by lower rates paid and lower average balances on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.24% for 2012, compared to 0.33% for 2011). Average interest-bearing deposits of $2.48 billion for 2012 decreased $169.4 million, or 6.39%, from $2.65 billion in 2011. Average noninterest-bearing deposits increased $315.1 million to $2.22 billion, or 47.22% of total average deposits for 2012, compared to $1.91 billion, or 41.81% of total average deposits for 2011. The decrease in rates paid on deposits (0.13% for 2011 compared to 0.19% for 2011) also contributed to our lower cost of funds.

Other borrowings typically have higher interest costs than interest-bearing deposits. The $7.0 million decrease in interest from other borrowings was primarily due to the redemption of $250.0 million of fixed rate loans from the FHLB during the third quarter of 2012, and $48.0 million redemption of junior subordinated debentures during 2012. These FHLB loans carried an average coupon rate of 3.39% and a weighted average remaining life of 2.6 years. We also repaid $100.0 million of FHLB loans, with a coupon rate of 2.89%, at the end of December, 2011. On January 7, 2012, we redeemed all outstanding debentures and trust preferred securities issued by First Coast Capital Trust II for a total consideration of approximately $6.8 million. During 2012, we redeemed $41.2 million of CVB Statutory Trust I junior subordinated debentures bearing interest at 2.85% above the 90-day LIBOR.

2011 Compared to 2010

Net interest income, before provision for credit losses, decreased $24.6 million, or 9.50%, over net interest income of $259.3 million for 2010. This decrease in net interest income for 2011 resulted from a decrease of $47.6 million in interest income, partially offset by a decrease of $22.9 million in interest expense. The 17 basis point decrease in our net interest spread (TE) resulted from a 59 basis point decrease in the yield on average earning assets, offset by a 42 basis point decrease in the average cost of interest-bearing liabilities.

Interest income of $269.7 million decreased $47.6 million, or 14.99% compared to total interest income of $317.3 million for 2010. The decrease in interest income was primarily due to a $444.6 million decrease in the average balance of loans for 2011 which decreased interest income by $23.4 million. In addition, there was a $14.1 million decrease in the discount accretion from covered SJB loans, and $13.3 million from a 101 basis point decrease in the yield on taxable investment securities as result of the decreasing interest rate environment. The discount accretion represents accelerated principal payments on SJB loans and is recorded as a yield adjustment to interest income. As a result, the average yield (TE) on interest-earning assets decreased to 4.61% in 2011, or 59 basis points, from 5.20% in 2010. Average earning assets decreased by $238.4 million, or 3.78%, from $6.31 billion for 2010, compared to $6.07 billion for 2011. Excluding the accelerated accretion, the yield in interest-earning assets would have been 4.34% for 2011 compared to 4.65% for 2010.

As of December 31, 2011 and 2010, we had $62.7 million and $157.0 million of non-covered nonaccrual loans, respectively. There was no interest income that was accrued and not reversed for nonaccrual loans at December 31, 2011 and 2010. Had non-covered nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $3.5 million and $5.2 million greater for 2011 and 2010, respectively.

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

Our provision for credit losses on non-covered loans was zero for 2012, $7.1 million for 2011 and $61.2 million for 2010. The decrease in the provision for credit losses was primarily due to overall improvement in the performance of our loan portfolio. We believe the allowance is appropriate at December 31, 2012. We periodically assess the quality of our portfolio to determine whether additional provisions for credit losses are necessary. The ratio of the allowance for credit losses to total non-covered net loans as of December 31, 2012, 2011 and 2010 was 2.84%, 2.92% and 3.12%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment. Net charge-offs totaled $1.5 million for 2012, $18.4 million for 2011, and $64.9 million in 2010. See “Risk Management — Credit Risk” herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for credit losses on the covered SJB loans in 2009. In 2012 there were $657,000 in net recoveries, compared to $893,000 in net charge-offs in 2011, for loans in excess of the amount originally expected in the fair value of the loans at acquisition. Our reduction of provision for credit losses on covered SJB loans was $657,000 in 2012, compared to provision of $893,000 for credit losses in 2011. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

Noninterest Income

Noninterest income includes income derived from special services offered, such as CitizensTrust, BankCard services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the disposition of investment securities, loans, other real estate owned, and fixed assets; and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$16,106	$15,768	$16,745
CitizensTrust	8,169	8,683	8,363
Bankcard services	3,650	3,144	2,776
BOLI Income	2,973	3,259	3,125
Gain on sale of securities	—	—	38,900
Increase (decrease) in FDIC loss sharing asset, net	(21,916)	171	(15,856)
Impairment loss on investment security	—	(656)	(904)
Gain/(loss) on OREO	1,544	1,076	(242)
Gain/(loss) on loans held for sale	815	(1,651)	(598)
Other	4,562	4,422	4,805

Total noninterest income	$15,903	$34,216	$57,114

2012 Compared to 2011

Noninterest income for 2012 was reduced by a $21.9 million net decrease in the FDIC loss sharing asset, partially offset by a $1.8 million net gain on sale of covered assets. Our credit loss experience on loans acquired from the SJB acquisition continued to improve. At December 31, 2012, the remaining discount associated with the SJB loans approximated $25.3 million. Based on the current forecast of expected cash flows, approximately $16.4 million of the discount is expected to accrete into interest income over the remaining lives of the loans. The FDIC loss sharing asset totaled $18.5 million at December 31, 2012. The loss sharing asset will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed the remaining life of the loss share contract of approximately 1.75 years.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management Group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. CitizensTrust had approximately $2.10 billion in assets under management and administration, including $1.58 billion in assets under management, as of December 31, 2012. CitizensTrust generated fees of $8.2 million in 2012, compared to $8.7 million in 2011.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income for 2012 decreased $286,000, or 8.78%, from $3.3 million 2011.

2011 Compared to 2010

Noninterest income of $34.2 million in 2011 decreased $22.9 million, or 40.09%, over noninterest income of $57.1 million for 2010. This decrease was primarily due to $38.9 million in net gain on sales of securities for 2010, compared to zero gain on sale of securities for 2011, partially offset by a $15.9 million net reduction in the FDIC loss sharing asset.

During 2011, we recognized a $656,000 other-than-temporary impairment on a private-label mortgage-backed investment security, which was charged to other operating income. There were no securities sold during 2011.

CitizensTrust generated fees of $8.7 million in 2011. This represented a modest increase of $320,000, or 3.83%, from fees generated of $8.4 million in 2010. BOLI income of $3.3 million in 2011 reflected a slight increase of $134,000, or 4.29%, compared to BOLI income earned in 2010.

Noninterest Expense

The following table sets for the various components of noninterest expense for the periods indicated.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$68,496	$69,993	$69,419
Occupancy	10,822	11,261	12,127
Equipment	4,651	5,322	7,221
Professional services	6,249	15,031	13,308
Software licenses and maintenance	4,269	3,669	5,031
Stationery and supplies	3,592	3,645	4,965
Promotion	4,869	4,977	6,084
Amortization of intangibles	2,159	3,481	3,732
Provision for unfunded commitments	(1,000)	(918)	2,600
Debt termination	20,379	3,310	18,663
OREO expense	2,146	6,729	7,490
Regulatory assessments	3,596	4,970	8,774
Loan expense	2,084	2,436	1,804
Other	5,848	7,119	7,274

Total noninterest expense	$138,160	$141,025	$168,492

2012 Compared to 2011

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of the debt termination expense, noninterest expense measured as a percentage of average assets was 1.82% for 2012, compared to 2.12% for 2011.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2012, the efficiency ratio was 54.64%, compared to 52.45% for 2011. The $20.4 million in debt termination expense was the main reason for the increase in our efficiency ratio. Excluding the impact of the debt termination expense, the efficiency ratio was 46.58% and 51.21% for 2012 and 2011, respectively.

Excluding the $20.4 million debt termination expense, the overall decrease of $19.9 million in noninterest expense was primarily attributable to decreases of $7.5 million in legal expenses (included in professional services), $4.6 million in OREO expense, $1.5 million in salaries and employee benefits, $1.4 million in regulatory assessment fees, and $1.3 million in intangible amortization expense.

Overall salaries and related expenses decreased $1.5 million compared to 2011. At December 31, 2012, we employed 809 associates (589 full-time and 221 part-time), compared to 809 associates (578 full-time and 231 part-time) at December 31, 2011. Salaries and related expenses as a percent of average assets was at 1.06% for 2012 and 1.08% for 2011.

The $8.8 million decrease in professional services expense was primarily due to a decrease of $7.5 million in legal expenses associated with credit and collection issues, the Securities and Exchange Commission investigation, and other litigation issues in which the Company is involved. See “Item 3 — Legal Proceedings”.

2011 Compared to 2010

Total noninterest expense of $141.0 million for 2011 represented a decrease of $27.5 million, or 16.30%, over noninterest expense of $168.5 million for 2010. The overall decrease was primarily attributable to decreases of $15.4 million in prepayment penalties on FHLB advances, $2.7 million in supplies and software expense, $3.8 million for regulatory assessment fees, and $1.9 million in equipment expenses. We also recorded a reduction in our reserve for unfunded commitments of $918,000 during 2011, compared to an increase in our reserve for unfunded commitments of $2.6 million during 2010.

Professional services totaled $15.0 million for 2011, compared to $13.3 million for 2010. The 2011 increases were primarily due to increases in legal expenses for credit and collection issues, a Securities and Exchange Commission investigation and other litigation issues in which the Company is involved.

Salaries and related expenses totaled $70.0 million for 2011, an increase of $574,000, or 0.83%, over salaries and related expenses of $69.4 million for 2010. At December 31, 2011, we employed 809 associates (578 full-time and 231 part-time) compared to 811 associates (572 full-time and 239 part-time) at December 31, 2010. Salaries and related expenses as a percent of average assets increased to 1.08% for 2011, compared to 1.03% for 2010.

Income Taxes

The Company’s effective tax rate for 2012 was 32.62%, compared to 32.34% for 2011, and 27.44% for 2010. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax-advantaged income from certain investments and municipal loans and leases as a percentage of total income for each period. The majority of tax-advantaged income is derived from municipal securities.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for years ended December 31, 2012, 2011, and 2010. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$175,835	$182,187	$242,087
Interest expense	11,304	15,295	34,181

Net interest income	$164,531	$166,892	$207,906

Noninterest income	23,020	21,622	23,204
Noninterest expense	45,189	49,802	51,922

Segment pre-tax profit	$142,362	$138,712	$179,188

Balance Sheet
Average loans	$2,621,327	$2,639,628	$2,822,184
Average interest-bearing deposits and customer repurchases	$2,739,389	$2,946,270	$3,179,968
Yield on loans	5.72%	5.96%	6.04%
Rate paid on interest-bearing deposits and customer repurchases	0.26%	0.35%	0.71%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the year ended December 31, 2012, Business Financial and Commercial Banking Centers’ segment pre-tax profits increased by $3.7 million, or 2.63%, compared to 2011. This was primarily due to a decrease in noninterest expense of $4.6 million, a decrease in interest expense of $4.0 million, and an increase in noninterest income of $1.4 million, offset by a decrease in interest income of $6.4 million. The decrease in net interest income was primarily due to a 24 basis point decrease in the loan yield in 2012, compared to 2011.

For the year ended December 31, 2011, segment pre-tax profits decreased by $40.5 million, or 22.59%, compared to 2010. This was primarily due to a decrease in interest income of $59.9 million, offset by a decrease in interest expense of $18.9 million. The decrease in interest income was primarily due to a $182.6 million, or 6.47% decrease in the average loan balance in 2011, compared to 2010. The decrease in interest expense was primarily due to a decrease in rates paid on deposits and a decrease in average interest-bearing deposits and customer repurchase agreements. During 2011 average interest-bearing deposits and customer repurchase agreements decreased $233.7 million, or 7.35%, compared to 2010.

Treasury

Key measures we use to evaluate Treasury’s performance are included in the following table for the years ended December 31, 2012, 2011 and 2010. The table also provides additional significant segment measures useful to understand the performance of this segment.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$56,559	$62,732	$76,651
Interest expense	56,666	56,386	73,786

Net interest income	$(107)	$6,346	$2,865

Noninterest income	—	(655)	37,997
Noninterest expense	729	807	1,462
Debt termination	20,379	3,310	18,663

Segment pre-tax profit (loss)	$(21,215)	$1,574	$20,737

Balance Sheet
Average investments	$2,297,359	$1,983,774	$1,970,412
Average interest-bearing deposits	$240,002	$240,302	$240,316
Average borrowings	$363,152	$552,155	$796,321
Yield on investments-TE	2.78%	3.59%	4.35%
Non-tax equivalent yield	2.40%	3.09%	3.82%
Rate paid on borrowings	4.09%	3.80%	4.00%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the year ended December 31, 2012, the Company’s Treasury department reported segment pre-tax loss of $21.2 million. The decrease was primarily due to $20.4 million in debt termination expense as a result of prepaying $250.0 million of FHLB advances during 2012, compared to $3.3 million debt termination expense in 2011. Excluding the $20.4 million and $3.3 million in debt termination expense for 2012 and 2011, respectively, segment pre-tax loss was $836,000 for 2012, compared to pre-tax profit of $4.9 million for 2011. This year-over-year decrease was primarily due to a decline of $6.2 million in interest income due to an 81 basis point decrease in yield on investments in 2012, partially offset by zero realized gains or losses for 2012, compared to an impairment loss of $655,000 for 2011.

For the year ended December 31, 2011, Treasury segment profits decreased by $19.2 million compared to 2010. The decrease was primarily due to $38.9 million in gain on the sale of investment securities in 2010, and a decrease of $15.4 million in prepayment penalties in 2011. This was partially offset by a $13.9 million reduction in interest income due to a 76 basis point decrease in yield on investments in 2011. Interest expense decreased $17.4 million primarily due to a decrease of $244.2 million in average borrowings from 2010 to 2011.

Other

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$87,097	$89,233	$99,268
Interest expense	14,571	27,790	50,722

Net interest income	$72,526	$61,443	$48,546

Provision for cedit losses	—	7,068	61,200
Noninterest income	(7,117)	13,249	(4,087)
Noninterest expense	71,863	87,106	96,445

Pre-tax loss	$(6,454)	$(19,482)	$(113,186)

Balance Sheet
Average loans	$809,999	$906,133	$1,085,929
Average interest-bearing deposits and customer repurchases	$270	$(3,555)	$35,202
Yield on loans	6.87%	5.49%	6.48%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax loss of $6.5 million for the year ended December 31, 2012. This represented a decrease of $13.0 million or 66.87%, from pre-tax loss of $19.5 million for 2011. The reduction in pre-tax loss was primarily attributed to a decrease of $15.2 million in noninterest expense, an increase of $11.1 million in net interest income, and a decrease of $7.1 million in provision for credit losses, partially offset by a net decrease in FDIC loss sharing asset of $22.1 million. Interest income in 2012 included $22.6 million in accelerated accretion on SJB acquired loans, compared to $12.6 million in 2011.

Pre-tax loss for 2011 decreased $93.7 million to $19.5 million, from pre-tax loss of $113.2 million for 2010. The reduction in pre-tax loss was primarily attributed to the decrease in provision for credit losses of $54.1 million, an increase in noninterest income of $17.3 million, an increase in net interest income of $12.9 million, and a decrease in noninterest expense of $9.3 million. Interest income in 2011 included $12.6 million in accelerated accretion on SJB acquired loans, compared to $26.7 million in 2009.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.36 billion at December 31, 2012. This represented a decrease of $119.6 million, or 1.84%, from total assets of $6.48 billion at December 31, 2011. Earnings assets totaled $6.04 billion at December 31, 2012. This represented a decrease of $92.4 million, or 1.51%, from total earning assets of $6.13 billion at December 31, 2011. The decrease in earning assets was due to a decrease in interest-earning cash as a result of prepaying $250.0 million of FHLB advances. Total liabilities were $5.60 billion at December 31, 2012, down $167.7 million, or 2.91%, from total liabilities of $5.77 billion at December 31, 2011. Total equity increased $48.2 million, or 6.74%, to $763.0 million at December 31, 2012, compared to total equity of $714.8 million at December 31, 2011.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2012 and 2011.

At December 31, 2012, we reported total investment securities of $2.45 billion. This represented an increase of $247.5 million, or 11.23%, from total investment securities of $2.20 billion at December 31, 2011. Investment securities comprised 40.61% of the Company’s total earning assets as of December 31, 2012. No securities were sold in 2012 and 2011.

At December 31, 2012, securities held as available-for-sale had a fair value of $2.45 billion with an amortized cost of $2.37 billion. At December 31, 2012, the net unrealized holding gain on securities available-for-sale was $74.6 million that resulted in accumulated other comprehensive gain of $43.3 million (net of $31.3 million in deferred taxes). At December 31, 2011, the net unrealized holding gain on securities available-for-sale was $71.5 million that resulted in an accumulated other comprehensive gain of $41.5 million.

Composition of the Fair Value of Investment Securities Available-for-Sale

	December 31,
	2012		2011		2010
	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available for sale:
Government agency	$359,300	14.67%	$46,507	2.11%	$106,273	5.93%
Residential mortgage-backed securities	887,598	36.24%	888,000	40.33%	808,409	45.12%
CMO/REMICs—Residential	571,960	23.35%	604,508	27.46%	270,477	15.10%
Municipal bonds	625,429	25.53%	652,037	29.62%	606,399	33.85%
Other securities	5,100	0.21%	10,474	0.48%	—	0.00%

Total investment securities	$2,449,387	100.00%	$2,201,526	100.00%	$1,791,558	100.00%

The maturity distribution of the available-for-sale portfolio at December 31, 2012 consists of the following:

	December 31, 2012
	One Year or Less	After One Year Through Five Years	After Five Year Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Maturity distribution:
Government agency	$151,000	$12,171	$196,129	$—	$359,300	14.67%
Mortgage-backed securities	8,069	805,852	73,677	—	887,598	36.24%
CMO/REMICs	79,071	479,147	13,742	—	571,960	23.35%
Municipal bonds (1)	34,417	419,709	141,571	29,732	625,429	25.53%
Other securities	5,100	—	—	—	5,100	0.21%

Total	$277,657	$1,716,879	$425,119	$29,732	$2,449,387	100.00%

Weighted average yield:
Government agency	1.69%	0.94%	1.89%	0.00%	1.77%
Mortgage-backed securities	4.08%	2.12%	2.86%	0.00%	2.20%
CMO/REMICs	1.06%	1.88%	4.53%	0.00%	1.83%
Municipal bonds (1)	3.98%	3.88%	3.63%	4.03%	3.83%
Other securities	5.95%	0.00%	0.00%	0.00%	0.06%
Total	1.94%	2.48%	2.72%	4.03%	2.47%

(1)	The weighted average yield is not tax-equivalent. The tax-equivalent yield as of December 31, 2012 was 5.20%

The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMO/REMICs whose maturities are defined as the estimated average life. The final maturity of mortgage-backed securities and CMO/REMICs will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rate rise. This will either shorten or extend the estimated average life. Also, the yield on mortgage-backed securities and CMO/REMICs are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discounts of each security as repayments increase or decrease. The Company obtains the estimated average life of each security from independent third parties.

The weighted-average yield on the investment portfolio at December 31, 2012 was 2.47% with a weighted-average life of 3.1 years. This compares to a weighted-average yield of 2.99% at December 31, 2011 with a weighted-average life of 3.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 75% of the securities in the investment portfolio, at December 31, 2012, are issued by the U.S. government or U.S. government-sponsored agencies which have the implied guarantee of payment of principal and interest. As of December 31, 2012, approximately $106.0 million in U.S. government agency bonds are callable.

As of December 31, 2012 and 2011, the Company held investment securities in excess of ten-percent of shareholders’ equity from the following issuers:

	December 31, 2012		December 31, 2011
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal Home Loan Mortgage Corp.	$599,266	$611,270	$613,392	$626,453
Federal National Mortgage Association	924,010	943,031	853,139	867,186
Small Business Administration	165,496	166,418	—	—

The following table presents municipal securities by the top six holdings by state:

	December 31, 2012
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
State:
New Jersey	$83,911	14.4%	$89,567	14.3%
Illinois	61,962	10.6%	65,946	10.6%
Michigan	73,288	12.6%	77,697	12.4%
Texas	48,020	8.2%	51,793	8.3%
Washington	33,586	5.7%	37,029	5.9%
California	25,099	4.3%	25,828	4.1%
All other states	257,826	44.2%	277,569	44.4%

Total	$583,692	100.0%	$625,429	100.0%

	December 31, 2011
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
State:
New Jersey	$87,056	14.3%	$93,769	14.4%
Illinois	75,981	12.5%	80,240	12.3%
Michigan	73,827	12.1%	78,635	12.1%
Texas	48,852	8.0%	52,729	8.1%
California	37,913	6.2%	38,438	5.9%
Washington	36,469	6.0%	39,835	6.1%
All other states	248,477	40.9%	268,391	41.1%

Total	$608,575	100.0%	$652,037	100.0%

Municipal securities held by the Company are issued by various states and their various local municipalities.

The following tables provide the composition of investment securities that have been in a continuous unrealized loss position, as well as the unrealized losses associated with those investments:

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-to-maturity:
CMO	$—	$—	$—	$—	$—	$—

Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO/REMICs—residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-to-maturity:
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-sale:
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs—residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other securities	2,500	4	—	—	2,500	4

Total	$233,909	$1,206	$—	$—	$233,909	$1,206

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one bond held-to-maturity described below. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

For the years ended December 31, 2011, and 2010, the Company recorded net other-than-temporary impairment losses on the held-to-maturity investment security in the amounts of $656,000, and $904,000, respectively. The Company did not record any charges for other-than-temporary impairment losses during the year ended December 31, 2012.

Non-Covered Loans

At December 31, 2012, total non-covered loans, net of deferred loan fees, were $3.25 billion. This represented an increase of $32.6 million, or 1.01%, from non-covered loans of $3.22 billion at December 31, 2011. The loan portfolio was affected by real estate trends, diminished loan demand and the weakening of the economy. The overall increase was attributed to the following:

•	$53.1 million increase in commercial and industrial loans.

•	$41.8 million increase in commercial real estate loans.

•	$26.2 million decline in purchased mortgage pool loans.

•	$16.4 million decline in construction loans.

•	$15.8 million decrease in the dairy and livestock portfolio.

The table below presents the distribution of our non-covered loans at the dates indicated.

Distribution of Loan Portfolio by Type (Non-Covered Loans)

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Commercial and Industrial	$547,422	$494,299	$460,399	$413,715	$370,829
Real Estate
Construction	59,721	76,146	138,980	265,444	351,543
Commercial Real Estate	1,990,107	1,948,292	1,980,256	1,989,644	1,945,706
SFR Mortgage	159,288	176,442	218,467	265,543	333,931
Consumer, net of unearned discount	47,557	51,436	56,747	67,693	66,255
Municipal Lease Finance Receivables	105,767	113,460	128,552	159,582	172,973
Auto and equipment leases	12,716	17,370	17,982	30,337	45,465
Dairy and Livestock/Agribusiness	336,660	347,677	377,829	422,958	459,329

Gross Loans (Non-Covered)	3,259,238	3,225,122	3,379,212	3,614,916	3,746,031

Less:
Allowance for Credit Losses	(92,441)	(93,964)	(105,259)	(108,924)	(53,960)
Deferred Loan Fees	(6,925)	(5,395)	(5,484)	(6,537)	(9,193)

Total Net Loans (Non-Covered)	$3,159,872	$3,125,763	$3,268,469	$3,499,455	$3,682,878

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

Our loan portfolio is primarily located throughout our marketplace. The following is the breakdown of our total non-covered held-for-investment commercial real estate loans by region as of December 31, 2012.

	December 31, 2012
Non-Covered Loans by Market Area	Total Non-Covered Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,190,214	36.5%	$795,566	40.0%
Inland Empire	627,173	19.2%	485,176	24.3%
Central Valley	662,420	20.3%	389,297	19.6%
Orange County	461,001	14.1%	187,585	9.4%
Other Areas (1)	318,430	9.9%	132,483	6.7%

	$3,259,238	100.0%	$1,990,107	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. This table breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

	December 31, 2012
Non-Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Single-family residential—Direct	$53,280	2.5%	100.0%	$362
Single-family residential—Mortgage Pools	106,008	4.9%	100.0%	260
Multi-family	119,055	5.4%	—	1,063
Industrial	564,633	26.3%	35.2%	898
Office	360,074	16.8%	30.2%	958
Retail	334,696	15.6%	11.0%	1,307
Medical	128,497	6.0%	37.1%	1,530
Secured by Farmland	150,285	7.0%	100.0%	2,087
Other	332,867	15.5%	48.7%	1,311

	$2,149,395	100.0%	40.2%	1,121

(1)	Represents percentage of reported owner-occupied in each real estate loan category.

In the table above, Single-family residential-Direct represents those single-family residence loans that we have made directly to our customers. These loans totaled $53.3 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single-family residential-Mortgage Pools, totaled $106.0 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. Due to market conditions, we have not purchased any mortgage pools since August 2007.

Non-Covered Construction Loans	December 31, 2012
	SFR & Multi-family
(Dollars in thousands)	Land Development		Construction		Total
Los Angeles County	$2,818	62.1%	$—	—	$2,818	56.0%
Inland Empire	493	10.9%	—	—	493	9.8%
Central Valley	478	10.5%	496	100.0%	974	19.3%
Orange County	—	—	—	—	—	—
Other Areas (1)	748	16.5%	—	—	748	14.9%

	$4,537	100.0%	$496	100.0%	$5,033	100.0%

Total Nonperforming	$—	—	$—	—	$—	0.0%

	Commercial
	Land Development		Construction		Total
Los Angeles County	$663	8.5%	$23,987	51.2%	$24,650	45.1%
Inland Empire	4,392	56.1%	12,206	26.0%	16,598	30.3%
Central Valley	2,767	35.4%	10	0.0%	2,777	5.1%
Orange County	—	—	—	—	—	—
Other Areas (1)	—	—	10,663	22.8%	10,663	19.5%

	$7,822	100.0%	$46,866	100.0%	$54,688	100.0%

Total Nonperforming	$—	—	$10,663	22.8%	$10,663	19.5%

(1)	Other areas include loans that are out-of-state or in other areas of California.

As of December 31, 2012, the Company had $59.7 million in non-covered construction loans. This represents 1.83% of total non-covered gross loans outstanding of $3.26 billion. Of the $59.7 million in construction loans, approximately 8.43%, or $5.0 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $54.7 million, were related to commercial construction. The average balance of any single construction loan was approximately $2.5 million. Our construction loans are located throughout our marketplace as can be seen in the table above.

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

The table below presents the distribution of our covered loans as of December 31, 2012 and 2011.

Distribution of Loan Portfolio by Type (Covered Loans)

	December 31, 2012		December 31, 2011
	(Dollars in thousands)
Commercial and industrial	$26,149	11.9%	$29,651	9.6%
Real estate
Construction	1,579	0.7%	18,685	6.1%
Commercial real estate	179,428	81.3%	223,107	72.5%
SFR mortgage	1,415	0.6%	3,289	1.1%
Consumer, net of unearned discount	6,337	2.9%	8,353	2.7%
Municipal lease finance receivables	—	0.0%	169	0.1%
Dairy and livestock / Agribusiness	5,651	2.6%	24,395	7.9%

Gross Loans	220,559	100.0%	307,649	100.0%

Less:
Purchased accounting discount	(25,344)		(50,780)

Net valuation of Loans	$195,215		$256,869

The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

•	estimate of the remaining life of acquired loans which may change the amount of future interest income;

•	estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	indices for acquired loans with variable rates of interest.

	December 31, 2012
Covered Loans by Market Area	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$16,572	7.5%	$11,672	6.5%
Inland Empire	1,058	0.5%	64	0.0%
Central Valley	191,419	86.8%	158,226	88.2%
Orange County	—	—	—	—
Other Areas (1)	11,510	5.2%	9,466	5.3%

	$220,559	100.0%	$179,428	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

	December 31, 2012
Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Single-family residential—Direct	$1,415	0.8%	100.0%	$202
Single-family residential—Mortgage Pools	—	—	—	—
Multi-family	4,339	2.4%	—	1,085
Industrial	34,329	19.0%	53.2%	592
Office	17,396	9.6%	42.6%	512
Retail	20,152	11.1%	34.2%	672
Medical	15,069	8.3%	82.5%	1,005
Secured by Farmland	19,205	10.7%	100.0%	549
Other	68,938	38.1%	44.2%	1,061

	$180,843	100.0%	53.1%	811

(1)	Represents percentage of reported owner-occupied in each real estate loan category.

Non-Covered and Covered Loans

The table below provides the maturity distribution as of December 31, 2012. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity. The following table includes both covered and non-covered loans.

Loan Maturities and Interest Rate Category at December 31, 2012

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of Loans:
Commercial and industrial	$218,080	$158,492	$196,999	$573,571
Commericial Real Estate	118,685	757,798	1,293,052	2,169,535
Construction	50,378	10,922	—	61,300
Dairy and Livestock/Agribusiness	337,612	4,319	380	342,311
Other	13,607	34,685	284,788	333,080

	$738,362	$966,216	$1,775,219	$3,479,797

Amount of Loans based upon:
Fixed Rates	$87,775	$581,003	$865,449	$1,534,227
Floating or adjustable rates	650,587	385,213	909,770	1,945,570

	$738,362	$966,216	$1,775,219	$3,479,797

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2012, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for credit losses.

Nonperforming Assets (Non-Covered)

The following table provides information on non-covered nonperforming assets as of December 31 for each of the last five years.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$26,688	$38,828	$84,050	$68,762	$17,684
Troubled debt restructured loans (nonperforming)	31,309	23,844	72,970	1,017	—
Other real estate owned (OREO)	14,832	13,820	5,290	3,936	6,565

Total nonperforming assets	$72,829	$76,492	$162,310	$73,715	$24,249

Troubled debt restructured performing loans	$50,392	$38,554	$13,274	$2,500	$2,500

Percentage of nonperforming assets to total net loans outstanding & OREO	2.23%	2.37%	4.80%	2.04%	0.65%

Percentage of nonperforming assets to total assets	1.14%	1.18%	2.52%	1.09%	0.36%

We had loans with a gross balance of $108.4 million classified as impaired as of December 31, 2012. This balance included the nonperforming loans of $58.0 million. Impaired loans which were restructured in a troubled debt restructuring represented $81.7 million, of which $31.3 million were nonperforming and $50.4 million were performing, as of December 31, 2012. Of the $31.3 million in nonperforming TDRs, $10.6 million are not paying in accordance with the modified terms at December 31, 2012 and the remaining $20.7 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2011, we had impaired loans with a balance of $101.2 million. Impaired loans measured 3.33% of total non-covered loans as of December 31, 2012.

Of the total impaired loans as of December 31, 2012, $78.0 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $30.4 million.

At December 31, 2012 and December 31, 2011, TDRs of $50.4 million and $38.6 million, respectively, were classified as accruing restructured loans, respectively. At December 31, 2012, performing TDRs were comprised of 13 commercial real estate loans of $21.1 million, two construction loans of $19.9 million, five dairy and livestock loans of $6.9 million, six single-family residential loans of $1.7 million, six commercial and industrial loans of $554,000, and two municipal lease and finance receivables of $263,000. The performing restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms.

At December 31, 2012 and December 31, 2011, there was $1.4 million and $27,000 of related allowance on TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs of TDRs for 2012 and 2011 were $1.2 million and $13.1 million, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

At December 31, 2012, we had $14.8 million in Other Real Estate Owned (“OREO”), an increase of $1.0 million from the eleven OREO properties totaling $13.8 million at December 31, 2011. During 2012, we added seven properties to OREO for a total of $8.5 million, which included one $5.6 million construction loan that went to OREO in the fourth quarter. We sold eleven properties with an OREO value of $7.0 million, realizing a net gain of $397,000. We now have seven non-covered OREO properties.

Nonperforming Assets and Delinquencies (Non-Covered)

The table below provides trends in our nonperforming assets and delinquencies during 2012 for total non-covered loans.

Nonperforming Assets & Delinquency Trends

(Non-Covered Loans)

	December 31,	September 30,	June 30,	March 31,	December 31,
(Dollars in thousands)	2012	2012	2012	2012	2011
Nonperforming Loans
Residential Construction and Land	$—	$—	$—	$920	$920
Commercial Construction and Land	10,663	17,708	17,904	8,349	12,397
Residential Mortgage	13,102	12,321	12,469	13,129	16,970
Commercial Real Estate	21,039	21,354	23,084	27,238	25,992
Commercial and Industrial	3,136	3,896	4,622	4,082	3,432
Dairy & Livestock	9,842	10,345	3,394	1,200	2,475
Agribusiness	—	—	—	—	—
Consumer	215	364	388	308	382
Auto & Equipment Leases	—	—	4	86	104

Total	$57,997	$65,988	$61,865	$55,312	$62,672

% of Total Loans	1.78%	2.04%	1.95%	1.74%	1.95%
Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	—	—	—	—	—
Residential Mortgage	107	650	—	4,109	1,568
Commercial Real Estate	—	298	1,041	5,798	787
Commercial and Industrial	690	286	176	1,317	3,022
Dairy & Livestock	—	—	—	—	—
Agribusiness	—	170	—	—	—
Consumer	82	72	36	13	59
Auto & Equipment Leases	8	213	—	—	20

Total	$887	$1,689	$1,253	$11,237	$5,456

% of Total Loans	0.03%	0.05%	0.04%	0.35%	0.17%
OREO
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land	12,513	7,117	7,117	7,117	7,117
Commercial Real Estate	2,319	3,153	2,407	4,173	6,566
Commercial and Industrial	—	203	203	137	137
Residential Mortgage	—	—	667	—	—
Consumer	—	—	—	—	—
Auto & Equipment Leases	—	—	—	—	—

Total	$14,832	$10,473	$10,394	$11,427	$13,820

Total Nonperforming, Past Due & OREO	$73,716	$78,150	$73,512	$77,976	$81,948

% of Total Loans	2.27%	2.42%	2.32%	2.45%	2.55%

We had $58.0 million in non-covered nonperforming loans, defined as nonaccrual loans and nonperforming TDRs, at December 31, 2012, or 1.78% of total non-covered net loans. This compares to $62.7 million in nonperforming loans at December 31, 2011. Six customer relationships make up $31.1 million, or 53.58%, of our nonperforming loans at December 31, 2012. Three of these customer relationships are commercial real estate developers (owner/non-owner occupied) and the primary collateral for these loans is commercial real estate properties. The other three customer relationships are in the dairy and livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These six customer relationships have had total charge-offs of $5.1 million and have $1.6 million of related allowance at December 31, 2012.

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

Nonperforming Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2012, there were no covered loans considered as nonperforming as described above. There were three properties in covered OREO totaling $1.1 million as of December, 2012, compared to sixteen properties totaling $9.8 million as of December 31, 2011.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $4.77 billion at December 31, 2012. This represented an increase of $169.4 million, or 3.68%, over total deposits of $4.60 billion at December 31, 2011. This increase was due to organic growth primarily from our Centers. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2012, 2011 and 2010 in the table below.

	For the Year Ended December 31,
	2012		2011		2010
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest bearing deposits
Demand deposits	$2,220,714	—	$1,905,605	—	$1,669,611	—
Interest-bearing deposits
Investment Checking	315,082	0.05%	343,150	0.10%	427,016	0.27%
Money Market	1,131,268	0.32%	1,135,742	0.40%	1,015,396	0.72%
Savings	268,801	0.14%	262,236	0.26%	256,216	0.58%
Time deposits	767,533	0.23%	910,965	0.34%	1,188,878	0.70%

Total deposits	$4,703,398		$4,557,698		$4,557,117

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average demand deposits totaled $2.22 billion for 2012, representing an increase of $315.1 million, or 16.54%, from average demand deposits of $1.91 billion for 2011. Average non-interest-bearing demand deposits represented 47.22% of total average deposits for 2012, compared to 41.81% of total average deposits for 2011.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $1.72 billion for 2012, representing a decrease of $26.0 million, or 1.49%, from average savings deposits of $1.74 billion for 2011.

Average time deposits totaled $767.5 million for 2012, representing a decrease of $143.4 million, or 15.75%, from total average time deposits of $911.0 million for 2011.

The following table provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2012.

Maturity Distribution of Large Denomination Time Deposits

(Dollars in thousands)
3 months or less	$477,442
Over 3 months through 6 months	101,673
Over 6 months through 12 months	49,116
Over 12 months	11,810

Total	$640,041

Other Borrowed Funds

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 15.46% for 2012 as compared to 19.24% for 2011.

The following table summarizes information about our term FHLB advances, repurchase agreements outstanding and other borrowings as of dates indicated:

	Repurchase Agreements	FHLB Advances	Other Borrowings
	(Dollars in thousands)
At December 31, 2012
Amount outstanding	$473,244	$198,934	$26,000
Weighted-average interest rate	0.28%	4.52%	0.12%
For the year ended December 31, 2012
Highest amount at month-end	$537,109	$448,821	$26,000
Daily-average amount outstanding	$496,978	$362,741	$411
Weighted-average interest rate	0.31%	4.17%	0.15%
At December 31, 2011
Amount outstanding	$509,370	$448,662	$—
Weighted-average interest rate	0.35%	3.89%	—
For the year ended December 31, 2011
Highest amount at month-end	$581,579	$548,639	$—
Daily-average amount outstanding	$530,924	$547,987	$50,828
Weighted-average interest rate	0.38%	3.82%	0.06%
At December 31, 2010
Amount outstanding	$542,188	$548,390	$—
Weighted-average interest rate	0.55%	3.71%	—
For the year ended December 31, 2010
Highest amount at month-end	$594,661	$998,141	$—
Daily-average amount outstanding	$567,980	$790,590	—
Weighted-average interest rate	0.78%	4.02%

At December 31, 2012, our borrowings included $198.9 million in term FHLB advances, $473.2 million of repurchase agreements, and $26.0 million of other overnight borrowings. At December 31, 2011, our borrowings included $448.7 million in term FHLB advances and $509.4 million repurchase agreements.

At December 31, 2012, borrowed funds totaled $698.2 million. This represented a decrease of $259.8 million, or 27.12%, from total borrowed funds of $958.0 million at December 31, 2011. During 2012, we redeemed $250.0 million of our FHLB advances, which carried an average coupon of 3.39% and a weighted average remaining life of 2.6 years. The repayment of these advances, which resulted in a $20.4 million pre-tax debt termination expense as reflected in other operating expense, was funded from Citizens Business Bank deposits. During 2011, we prepaid $100.0 million of our FHLB advances, which carried an interest rate of 2.89% and was scheduled to mature in April 2013. The repayment of this debt resulted in a $3.3 million prepayment charge. At December 31, 2012 we had $26.0 million of overnight borrowings with the FHLB at a cost of 12 basis points.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of December 31, 2012 and December 31, 2011, total customer repurchases were $473.2 million and $509.4 million, respectively, with weighted average interest rates of 0.28% and 0.35%, respectively.

We entered into borrowing agreements with the Federal Home Loan Bank (“FHLB”). We had outstanding balances of $198.9 million under these agreements at December 31, 2012 and $448.7 million at December 31, 2011. The weighted average interest rate was 4.52% and 3.89% at December, 2012 and 2011, respectively. The FHLB holds certain investment securities and loans as collateral for these borrowings.

At December 31, 2012, $2.32 billion of loans and $2.24 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2012:

		Maturity by Period
	Total	Less Than One Year	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$4,773,987	$4,757,698	$12,137	$4,152	$—
Customer repurchase agreements (1)	473,244	473,244	—	—	—
FHLB advance (1)	200,000	—	—	200,000	—
Other borrowings (1)	26,000	26,000	—	—	—
Junior subordinated debentures (1)	67,012	—	—	—	67,012
Deferred compensation	8,781	881	1,647	1,076	5,177
Operating leases	19,372	4,861	7,461	4,374	2,676
Advertising agreements	5,096	1,296	1,600	1,600	600

Total	$5,573,492	$5,263,980	$22,845	$211,202	$75,465

(1)	Amounts exclude accrued interest.

Deposits represent noninterest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

FHLB advance represents the amount that is due to the FHLB. This advance has a fixed maturity date of November 28, 2016.

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

On January 7, 2013, we redeemed an additional $20.6 million of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II. We took these actions to deleverage the balance sheet and reduce ongoing funding costs.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2012:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	( Dollars in thousands )
Commitment to extend credit	$512,054	$379,056	$63,361	$15,410	$54,227
Obligations under letters of credit	42,179	37,217	4,962	—	—

Total	$554,233	$416,273	$68,323	$15,410	$54,227

As of December 31, 2012, we had commitments to extend credit of approximately $512.1 million, and obligations under letters of credit of $42.2 million. In addition, we had available lines of credit totaling $2.63 billion from correspondent banks, FHLB and the Federal Reserve Bank. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for undisbursed commitments of $8.6 million as of December 31, 2012 and $9.6 million as of December 31, 2011 included in other liabilities.

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

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For 2012, the loan to deposit ratio averaged 72.95%, compared to an average ratio of 77.80% for 2011 and 85.69% for 2010. The ratio of loans to deposits and customer repurchases averaged 65.98% for 2012, 69.68% for 2011, and 76.19% for 2010.

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

At December 31, 2012, approximately $45.2 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. See “Item 1. Business — Regulation and Supervision — Dividends” As of December 31, 2012, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $154.8 million for 2012, compared to $130.0 million for 2011, and $102.9 million for 2010, respectively. The increase in cash provided by operating activities in 2012 was due primarily to the decrease in income taxes and interest paid and the increase in service charges and other fees received, partially offset by a decrease in proceeds from FDIC shared-loss agreements, an increase in vendors and employee payments.

Cash used in investing activities totaled $221.1 million for 2012, compared to cash used in investing activities of $86.7 million for 2011, and cash provided by investing activities of $550.4 million for 2010. The cash used in investing activities in 2012 was primarily the result of a decrease in loan and lease finance receivable and an increase in purchases of investment securities, partially offset by an increase in proceeds from repayment of investment securities.

Net cash used in financing activities totaled $180.6 million for 2012, compared to $102.3 million, and $352.3 million for 2011 and 2010, respectively. The cash used in financing activities during 2012 was primarily due to the redemption of $250.0 million of FHLB advances, compared to the redemption of $100.0 million of FHLB advances in 2011, and $48.0 million for repayment of junior subordinated debentures in 2012, partially offset by an increase in total deposits.

At December 31, 2012, cash and cash equivalents totaled $98.4 million. This represented a decrease of $246.9 million, or 71.50%, over a total of $345.3 million at December 31, 2011.

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

The Company’s equity capital was $763.0 million at December 31, 2012. This represented an increase of $48.2 million, or 6.74%, from equity capital of $714.8 million at December 31, 2011. The increase in 2012 resulted primarily from $77.3 million in net earnings, offset by $35.6 million of common stock dividends declared. The $71.0 million increase in 2011 resulted primarily from $81.7 million in net earnings and a $35.3 million increase in other comprehensive income, net of tax, resulting from the change in fair value of our investment portfolio, offset by $35.8 million of common stock dividends declared and the repurchase of $12.5 million of common stock.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At December 31, 2012, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

For further information about our capital ratios, see “Item 1. Business — Capital Adequacy Requirements.”

During 2012, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.34 per share for the full year totaling $35.6 million in the aggregate. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the year ended December 31, 2012, we repurchased zero shares of our common stock. During 2011, we repurchased 1,594,488 shares of common stock at the average price of $7.86. As of December 31, 2012, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of December 31, 2012.

	December 31, 2012
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	11.50%	11.21%
Tier 1 risk-based capital ratio	4.00%	6.00%	18.23%	17.77%
Total risk-based capital ratio	8.00%	10.00%	19.49%	19.03%

RISK MANAGEMENT

We have adopted a Risk Management Plan which seeks to implement the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, counterparty risk, transaction risk, compliance risk, strategic risk, reputation risk, cybersecurity risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Division monitor these risks to minimize exposure to the Company.

Credit Risk

Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on a counter party, issuer, or borrower performance. Credit risk arises through the extension of loans and leases, certain securities, and letters of credit.

Severe hurricanes, storms, earthquakes and other weather conditions, as well as natural disasters and problems related to possible climate changes, may from time-to-time cause or create the risk of damage to facilities, buildings, property or other assets of Bank customers, borrowers or municipal debt issuers. This could in turn affect their financial condition or results of operations and as a consequence their ability or capacity to repay debt or fulfill other obligations to the Bank. While we do not currently have reason to believe that any of the Bank’s loans or municipal securities are materially impaired as a result of such damage, there can be no assurance that this will continue to be the case, particularly where recent storms and natural disasters whose impact is still being evaluated by the concerned parties.

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

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States,

•	credit quality trends (including trends in past due loans, adversely graded loans, and nonperforming loans expected to result from existing conditions),

•	collateral values, including changes in the value of underlying collateral for collateral-dependent loans.

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	changes in loan volumes,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	the effect of external factors such as legal and regulatory requirements, including bank regulatory examination results and findings of the Company’s external credit examiners.

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

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged-off and reduced by actual loan losses charged to the allowance. We recorded a provision for credit losses of zero, $7.1 million and $61.2 million for 2012, 2011 and 2010, respectively.

The allowance for credit losses was $92.4 million at December 31, 2012. This represents a decrease of $1.5 million, or 1.62%, compared to the allowance for credit losses of $94.0 million as of December 31, 2011. During 2012, we recorded net charge-offs of $1.5 million, compared to net charge-offs $18.4 million for 2011. Activity in the allowance for credit losses was as follows for the year ended December 31, 2012 and December 31, 2011, respectively.

For 2012, total loans charged-off were $5.3 million, offset by the recoveries of loans previously charged-off of $3.8 million resulting in net charge-offs of $1.5 million. For 2011, total loans charged-off were $20.5 million, offset by the recoveries of loans previously charged-off of $2.2 million resulting in net charge-offs of $18.4 million.

In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. The Company recorded a reduction of $1.0 million, a reduction of $918,000, and an increase of $2.6 million in the reserve for undisbursed commitments for 2012, 2011, and 2010, respectively. As of December 31, 2012, the balance in this reserve was $8.6 million, compared to $9.6 million as of December 31, 2011. The decrease in provision for unfunded commitments was primarily due to a decrease in loan commitments and, more specifically, reductions in unfunded commitments within our Dairy & Livestock and Commercial & Industrial Loan portfolios.

The following table presents a summary of the net charge-offs and recoveries by loan type, and the resulting allowance for credit losses for each of the years indicated. The table below provides information on non-covered loans only because there was no allowance on covered loans at December 31, 2012.

Summary of Credit Loss Experience

(Non-Covered Loans)

	As of and For Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Amount of total loans at end of period (1)	$3,252,313	$3,219,727	$3,373,728	$3,608,379	$3,736,838

Average total loans outstanding (1)	$3,199,629	$3,222,450	$3,485,836	$3,735,339	$3,506,510

Allowance for credit losses at beginning of period	$93,964	$105,259	$108,924	$53,960	$33,049

Loans charged-off:
Construction	$—	$7,976	$15,648	$10,472	$4,221
Real estate loans	2,515	5,870	41,356	13,175	469
Commercial and industrial	1,259	1,980	6,290	2,096	626
Dairy and livestock/Agribusiness	1,150	3,291	1,205	—	—
Consumer, auto and other loans	283	511	640	596	721

Total loans charged-off	5,207	19,628	65,139	26,339	6,037

Recoveries:
Construction	1,139	757	291	—	—
Real estate loans	406	748	35	471	192
Commercial and industrial	1,280	302	242	96	24
Dairy and livestock/Agribusiness	166	151	—	—	—
Consumer, auto and other loans	36	200	76	236	132

Total loans recovered	3,027	2,158	644	803	348

Charge-offs, net of recoveries	2,180	17,470	64,495	25,536	5,689

Other reallocation	657	(893)	(370)	—	—

Provision for credit losses	—	7,068	61,200	80,500	26,600

Allowance for credit losses at end of period	$92,441	$93,964	$105,259	$108,924	$53,960

Summary of reserve for unfunded commitments:
Reserve for unfunded commitments at beginning of period	$9,588	$10,506	$7,906	$4,156	$2,856
Provision for (reversal of ) unfunded commitments	(1,000)	(918)	2,600	3,750	1,300

Reserve for unfunded commitments at end of period	$8,588	$9,588	$10,506	$7,906	$4,156

Net loans charged-off to average total loans	0.07%	0.54%	1.85%	0.68%	0.16%
Net loans charged-off to total loans at end of period	0.07%	0.54%	1.91%	0.71%	0.15%
Allowance for credit losses to average total loans	2.89%	2.92%	3.02%	2.92%	1.54%
Allowance for credit losses to total loans at end of period	2.84%	2.92%	3.12%	3.02%	1.44%
Net loans charged-off to allowance for credit losses	2.36%	18.59%	61.27%	23.44%	10.54%
Net loans charged-off to provision for credit losses	—	247.17%	105.38%	31.72%	21.39%

(1)	Net of deferred loan origination fees.

In 2012, there was $657,000 in net recoveries for loans in excess of the amount originally expected in the fair value of the loans at acquisition, resulting in a reduction of $657,000 in provision for credit losses on the covered SJB loans. In 2011, there was $893,000 in net charge-offs for loans, resulting in a $893,000 provision for credit losses on the covered SJB loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

Summary of Credit Loss Experience

(Covered Loans)

	For the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Allowance for Credit Losses at Beginning of Period	$—	$—
Loans Charged-Off	81	893
Recoveries	738	—

Provision Charged to Operating Expense	(657)	893

Allowance for Credit Losses at End of period	$—	$—

While we believe that the allowance at December 31, 2012, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

The following table provides a summary of the allocation of the allowance for credit losses for specific loan categories at the dates indicated for non-covered loans. The allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category, represents the total amount available for future losses that may occur within these categories.

Allocation of Allowance for Credit Losses

(Non-Covered Loans)

	December 31,
	2012		2011		2010		2009		2008
	Allowance for Credit Losses	% of Loans to Total Loans in Each Category	Allowance for Credit Losses	% of Loans to Total Loans in Each Category	Allowance for Credit Losses	% of Loans to Total Loans in Each Category	Allowance for Credit Losses	% of Loans to Total Loans in Each Category	Allowance for Credit Losses	% of Loans to Total Loans in Each Category
					(Dollars in thousands)
Real estate	$50,905	66.0%	$51,873	65.8%	$43,529	65.0%	$42,215	62.4%	$25,440	60.8%
Construction	2,291	1.8%	4,947	2.4%	10,188	4.1%	21,222	7.3%	19,492	9.4%
Commercial and industrial	11,652	16.8%	10,654	15.9%	11,472	14.2%	7,530	12.3%	4,590	11.1%
Muni lease finance receivables	1,588	3.2%	2,403	3.5%	2,172	3.8%	1,724	4.4%	933	4.6%
Dairy and livestock / Agribusiness	18,696	10.3%	17,278	10.8%	36,061	11.2%	31,051	11.7%	2,748	12.3%
Consumer, auto, and other	1,170	1.9%	1,590	1.6%	1,034	1.7%	1,004	1.9%	757	1.8%
Unallocated	6,139	—	5,219	—	803	—	4,178	—	—	—

Total	$92,441	100.0%	$93,964	100.0%	$105,259	100.0%	$108,924	100.0%	$53,960	100.0%

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

The table below provides the actual balances as of December 31, 2012 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2012, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2012	Average Rate	One year	Two years	Three years	Four years	Five years and beyond	Estimated Fair Value
	(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,449,387	2.75%	$265,662	$656,823	$385,030	$321,910	$819,962	$2,449,387
Investment securities held-to-maturity	2,050	5.79%	—	—	—	2,050	—	2,515
Investment in FHLB stock	56,651	1.02%	—	—	—	—	56,651	56,651
Interest-earning deposits with other institutions	81,157	0.38%	81,157	—	—	—	—	81,157
Loans held-for-sale	—		—	—	—	—	—	—
Loans and lease finance receivables, net (2)	3,355,087	5.28%	739,628	139,364	221,222	270,665	1,984,208	3,503,332

Total interest-earning assets	$5,944,332		$1,086,447	$796,187	$606,252	$594,625	$2,860,821	$6,093,042

Interest-bearing liabilities:
Interest-bearing deposits	$2,352,994	0.24%	$2,336,705	$7,967	$4,171	$522	$3,629	$2,354,126
Borrowings	698,178	1.91%	499,244	—		198,934	—	727,512
Junior subordinated debentures	67,012	2.92%	—	—	—	—	67,012	67,415

Total interest-bearing liabilities	$3,118,184		$2,835,949	$7,967	$4,171	$199,456	$70,641	$3,149,053

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Average rate does not reflect discount accretion on covered loans.

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

Asset and Liability Maturity/Repricing Gap

	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
	(Dollars in thousands)
2012
Earning Assets:
Interest-bearing deposits with other institution	$11,157	$—	$70,000	$—	$81,157
Investment securities at carrying value	163,299	218,028	323,120	1,746,990	2,451,437
Loans held-for-sale	—	—	—	—	—
Gross loans, net of deferred loan fees	1,174,504	175,338	249,605	1,873,425	3,472,872

Total	$1,348,960	$393,366	$642,725	$3,620,415	$6,005,466
Interest Bearing Liabilities
Savings deposits	$1,048,925	$—	$—	$589,902	$1,638,827
Time deposits	510,704	92,091	95,083	16,289	714,167
FHLB advances and other borrowings	499,244	—	—	198,934	698,178
Junior subordinated debentures	67,012	—	—	—	67,012

Total	$2,125,885	$92,091	$95,083	$805,125	$3,118,184

Period GAP	$(776,925)	$301,275	$547,642	$2,815,290	$2,887,282

Cumulative GAP	$(776,925)	$(475,650)	$71,992	$2,887,282

	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
	(Dollars in thousands)
2011
Earning Assets:
Interest-bearing deposits with other institution	$369,936	$—	$—	$—	$369,936
Investment securities at carrying value	110,830	151,420	279,841	1,661,818	2,203,909
Loans held-for-sale	6,012	—	—	—	6,012
Gross loans, net of deferred loan fees	1,158,692	153,084	286,622	1,934,373	3,532,771

Total	$1,645,470	$304,504	$566,463	$3,596,191	$6,112,628
Interest Bearing Liabilities
Savings deposits	$1,145,823	$—	$—	$593,699	$1,739,522
Time deposits	589,485	114,340	117,263	16,062	837,150
FHLB advances and other borrowings	509,370	—	—	448,662	958,032
Junior subordinated debentures	115,055	—	—	—	115,055

Total	2,359,733	$114,340	$117,263	$1,058,424	$3,649,759

Period GAP	$(714,263)	$190,164	$449,200	$2,537,768	$2,462,869

Cumulative GAP	$(714,263)	$(524,099)	$(74,899)	$2,462,869

The table above provides the Bank’s maturity/re-pricing gap analysis at December 31, 2012, and 2011. We had a negative cumulative 180-day gap of $475.7 million and a positive cumulative 365-days gap of $72.0 million at December 31, 2012. This represented a decrease of $48.4 million, over the 180-day cumulative negative gap of $524.1 million at December 31, 2011. In theory, this would indicate that at December 31, 2012, $475.7 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

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

Approximately $1.46 billion, or 60%, of the total investment portfolio at December 31, 2012 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2012:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	3.17%
-100 basis points	1.99%

(1) Changes from the base case for a 12-month period.

Based on our current models, we believe that the interest rate risk profile of the balance sheet remains asset-sensitive throughout the simulation period. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

Management has a Liquidity Committee that meets quarterly. The Committee analyzes the cash flows from loans, investments, deposits and borrowings. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets monthly to review the Company’s balance sheet position and liquidity which includes, but is not limited to a: (i) Liquidity Report; (ii) Capital Volatility Report; (iii) Investment Portfolio Activities Report; (iv) Sources and Uses of Funds Report and (v) Balance Sheet Management Policy Report. On a periodic basis, projected cash flows are analyzed and stressed to determine potential liquidity issues. A contingency plan contains the steps the Company would take to mitigate a liquidity crisis. Results of the cash flows are reported to the Balance Sheet Management Committee on a periodic basis.

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We have one issuance of a trust preferred security totaling $5.1 million with a large financial institution.

•	Most of our investment securities are either municipal securities, callable agencies or securities backed by mortgages, Fannie Mae, Freddie Mac, SBA or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of A or above.

•

We have no significant exposure to our Cash Surrender Value of Life Insurance since 97.39% of the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A—or greater and only one company has a B+ rating.

•

We have no significant Counterparty exposure related to derivatives such as interest rate swaps with a major financial institution as our agreement requires the Counterparty to post cash collateral for mark-to-market balances due to us.

•

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is generally mitigated as the loans with swaps are underwritten to take into account potential additional exposure.

•

We have $446.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

•	Our secured borrowing capacity with the FHLB was $2.18 billion, of which $1.98 billion was available as of December 31, 2012.

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

In general, transaction risk is defined as high, medium or low by the internal audit process. The audit plan ensures that high risk areas are reviewed annually. We utilize internal auditors and independent professional service firms to test key controls of operational processes and to audit information systems, compliance management program, and loan review and trust services.

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

The Company utilizes independent external firms to conduct compliance audits as a means of identifying weaknesses in the compliance program. The annual Audit Plan includes a review of selected centers and departments.

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

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we try to ensure that all complaints are given prompt attention. Our Risk Management Policy and Program include provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews formal complaints to determine if a significant compliance risk exists and communicates those findings to the Risk Management Committee.

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

Cybersecurity Risk

Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, financial control or customer internet banking or data processing systems or applications. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2012.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CVB Financial Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 1, 2013

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

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company, corporate governance and our audit committee financial experts is incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” and “Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “Audit Committee” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning the executive officers of the Company, see Item 4A of Part I hereto.

The Company has adopted a Code of Ethics that applies to all of the Company’s employees, including the Company’s principal executive officer, the principal financial officer, accounting officers, and all employees who perform these functions. A copy of the Code of Ethics is available to any person without charge by submitting a request to the Company’s Chief Financial Officer at 701 N. Haven Avenue, Suite 350, Ontario, CA 91764. If the Company shall amend its Code of Ethics as applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or shall grant a waiver from any provision of the code of ethics to any such person, the Company shall disclose such amendment or waiver on its website at www.cbbank.com under the tab “Investor Relations.”

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

The following table summarizes information as of December 31, 2012 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,603,942	$10.66	1,589,127
Equity compensation plans not approved by security holders	—	$—	—

Total	2,603,942	$10.66	1,589,127

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1) Financial Statements

Reference is made to the Index to Financial Statements on page 70 for a list of financial statements filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

(3)	Exhibits

The listing of exhibits required by this item is set forth in the Index to Exhibits on page 126 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2013.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD O. KRUSE Ronald O. Kruse	Chairman of the Board	March 1, 2013

/s/ GEORGE. A. BORBA, JR. George A. Borba, Jr.	Director	March 1, 2013

/s/ STEPHEN A. DEL GUERCIO Stephen A. Del Guercio	Director	March 1, 2013

/s/ ROBERT M. JACOBY Robert M. Jacoby	Director	March 1, 2013

/s/ RAYMOND V. O’BRIEN III Raymond V. O’Brien	Director	March 1, 2013

/s/ SAN E. VACCARO San E. Vaccaro	Director	March 1, 2013

/s/ D. LINN WILEY D. Linn Wiley	Vice Chairman	March 1, 2013

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ RICHARD C. THOMAS Richard C. Thomas	Chief Financial Officer (Principal Financial Officer)	March 1, 2013

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$87,274	$35,407
Interest-earning balances due from Federal Reserve	11,157	309,936

Total cash and cash equivalents	98,431	345,343
Interest-earning balances due from depository institutions	70,000	60,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,374,816 at December 31, 2012, and $2,130,029 at December 31, 2011)	2,449,387	2,201,526
Investment securities held-to-maturity	2,050	2,383
Investment in stock of Federal Home Loan Bank (FHLB)	56,651	72,689
Non-covered loans held-for-sale	—	348
Covered loans held-for-sale	—	5,664
Loans and lease finance receivables, excluding covered loans	3,252,313	3,219,727
Allowance for loan losses	(92,441)	(93,964)

Net Loans and lease finance receivables	3,159,872	3,125,763
Covered loans and lease finance receivables, net	195,215	256,869
Premises and equipment, net	35,080	36,280
Bank owned life insurance	119,744	116,132
Accrued interest receivable	22,355	23,512
Intangibles	3,389	5,548
Goodwill	55,097	55,097
FDIC loss sharing asset	18,489	59,453
Non-covered other real estate owned	14,832	13,820
Covered other real estate owned	1,067	9,782
Income taxes	16,978	48,033
Other assets	44,727	44,673

TOTAL ASSETS	$6,363,364	$6,482,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,420,993	$2,027,876
Interest-bearing	2,352,994	2,576,672

Total deposits	4,773,987	4,604,548
Customer repurchase agreements	473,244	509,370
FHLB advances	198,934	448,662
Other borrowings	26,000	—
Accrued interest payable	1,493	3,526
Deferred compensation	8,781	8,735
Junior subordinated debentures	67,012	115,055
Other liabilities	50,943	78,205

TOTAL LIABILITIES	5,600,394	5,768,101
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 104,889,586 at December 31, 2012, and 104,482,271 at December 31, 2011	484,709	479,973
Retained earnings	235,010	193,372
Accumulated other comprehensive income, net of tax	43,251	41,469

Total stockholders’ equity	762,970	714,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,363,364	$6,482,915

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Interest income:
Loans held-for-sale	$21	$56	$54
Loans and leases, including fees	183,125	194,448	213,932
Accretion on acquired loans	22,607	12,586	26,740

Loans, including fees	205,753	207,090	240,726
Investment securities:
Taxable	32,025	37,310	49,720
Tax-advantaged	22,718	23,640	25,394

Total investment income	54,743	60,950	75,114
Dividends from FHLB stock	671	242	324
Federal funds sold	616	995	868
Interest-earning deposits with other institutions	439	443	257

Total interest income	262,222	269,720	317,289
Interest expense:
Deposits	5,911	8,708	18,253
Borrowings	16,662	23,002	36,354
Junior subordinated debentures	2,699	3,329	3,365

Total interest expense	25,272	35,039	57,972

Net interest income before provision for credit losses	236,950	234,681	259,317
Provision for credit losses	—	7,068	61,200

Net interest income after provision for credit losses	236,950	227,613	198,117
Noninterest income:
Impairment loss on investment securities	—	(254)	(317)
Plus: Reclassification of credit-related impairment loss from other comprehensive income	—	(402)	(587)

Net impairment loss on investment securities recognized in earnings	—	(656)	(904)
Service charges on deposit accounts	16,106	15,768	16,745
Trust and investment services	8,169	8,683	8,363
Bankcard services	3,650	3,144	2,776
BOLI income	2,973	3,259	3,125
Gain on sale of securities, net	—	—	38,900
Increase (decrease) in FDIC loss sharing asset, net	(21,916)	171	(15,856)
Other	6,921	3,847	3,965

Total noninterest income	15,903	34,216	57,114
Noninterest expense:
Salaries and employee benefits	68,496	69,993	69,419
Occupancy and equipment	15,473	16,583	19,348
Professional services	6,249	15,031	13,308
Software licenses and maintenance	4,269	3,669	5,031
Promotion	4,869	4,977	6,084
Amortization of intangibles	2,159	3,481	3,732
Debt termination expense	20,379	3,310	18,663
OREO expense	2,146	6,729	7,490
Other	14,120	17,252	25,417

Total noninterest expense	138,160	141,025	168,492

Earnings before income taxes	114,693	120,804	86,739

Income taxes	37,413	39,071	23,804

Net earnings	$77,280	$81,733	$62,935

Other comprehensive income:
Unrealized gain on securities arising during the period	$3,074	$61,490	$3,160
Less: Reclassification adjustment for net gain on securities included in net income	—	(656)	(37,996)

Other comprehensive income, before tax	3,074	60,834	(34,836)
Less: income tax related to items of other comprehensive income	(1,292)	(25,550)	14,631

Other comprehensive income, net of tax	1,782	35,284	(20,205)

Comprehensive income	$79,062	$117,017	$42,730

Basic earnings per common share	$0.74	$0.77	$0.59
Diluted earnings per common share	$0.74	$0.77	$0.59
Cash dividends declared per common share	$0.34	$0.34	$0.34

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income/(Loss)	Total
Balance January 1, 2010	106,263	$491,226	$120,612	$26,390	$638,228
Repurchase of common stock	(640)	(5,169)			(5,169)
Exercise of stock options	304	1,547			1,547
Tax benefit from exercise of stock options		425			425
Shares issued pursuant to stock-based compensation plan	149	2,197			2,197
Cash dividends declared
Common ($0.34 per share)			(36,103)		(36,103)
Net earnings			62,935		62,935
Other comprehensive income				(20,205)	(20,205)

Balance December 31, 2010	106,076	490,226	147,444	6,185	643,855

Repurchase of common stock	(1,595)	(12,527)			(12,527)
Exercise of stock options	9	59			59
Tax benefit from exercise of stock options		1			1
Shares issued pursuant to stock-based compensation plan	(8)	2,214			2,214
Cash dividends declared
Common ($0.34 per share)			(35,805)		(35,805)
Net earnings			81,733		81,733
Other comprehensive income				35,284	35,284

Balance December 31, 2011	104,482	479,973	193,372	41,469	714,814

Repurchase of common stock	(5)	(54)			(54)
Exercise of stock options	292	2,557			2,557
Tax benefit from exercise of stock options		194			194
Shares issued pursuant to stock-based compensation plan	121	2,039			2,039
Cash dividends declared
Common ($0.34 per share)			(35,642)		(35,642)
Net earnings			77,280		77,280
Other comprehensive income				1,782	1,782

Balance December 31, 2012	104,890	$484,709	$235,010	$43,251	$762,970

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$264,482	$270,885	$300,013
Service charges and other fees received	36,399	33,855	35,430
Interest paid	(27,034)	(36,226)	(59,494)
Cash paid to vendors and employees	(130,605)	(123,675)	(145,712)
Income taxes paid	(7,455)	(57,000)	(43,313)
Proceeds from FDIC shared-loss agreements	18,974	42,179	15,941

Net cash provided by operating activities	154,761	130,018	102,865

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB Stock	16,038	14,055	10,838
Proceeds from sales of investment securities	—	—	743,769
Proceeds from repayment of investment securities	559,187	373,740	315,100
Proceeds from maturity of investment securities	84,345	90,342	304,772
Purchases of investment securities	(942,710)	(816,386)	(1,098,711)
Net decrease in loans and lease finance receivables	48,001	232,164	265,009
Proceeds from sales of premises and equipment	27	191	240
Proceeds from sales of other real estate owned	18,295	20,907	16,460
Purchase of premises and equipment	(4,271)	(1,676)	(6,712)
Other, net	—	—	(330)

Net cash (used in) provided by investing activities	(221,088)	(86,663)	550,435

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	292,422	338,443	184,559
Net decrease in time deposits	(122,983)	(252,723)	(104,086)
Repayment of FHLB advances	(250,000)	(100,000)	(200,000)
Repayment of repurchase agreements	—	—	(250,000)
Repayment of junior subordinated debentures	(48,043)	(5,000)	—
Net increase/(decrease) in other borrowings	26,000	(1,917)	(508)
Net (decrease)/increase in customer repurchase agreements	(36,126)	(32,818)	57,056
Cash dividends on common stock	(44,552)	(35,805)	(36,103)
Repurchase of common stock	(54)	(12,527)	(5,169)
Proceeds from exercise of stock options	2,557	59	1,547
Tax benefit related to exercise of stock options	194	1	425

Net cash used in financing activities	(180,585)	(102,287)	(352,279)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(246,912)	(58,932)	301,021
CASH AND CASH EQUIVALENTS, beginning of period	345,343	404,275	103,254

CASH AND CASH EQUIVALENTS, end of period	$98,431	$345,343	$404,275

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$77,280	$81,733	$62,935
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	—	—	(38,900)
Amortization of capitalized prepayment penalty on borrowings	272	272	272
Loss/(Gain) on sale of premises and equipment	70	(41)	181
(Gain)/loss on sale of other real estate owned	(1,393)	(722)	514
Credit-related impairment loss on investment securities held-to-maturity	—	656	904
Increase from bank owned life insurance	(3,612)	(3,259)	(3,125)
Net amortization of premiums on investment securities	24,082	14,105	6,947
Accretion of SJB Discount	(22,607)	(12,275)	(27,412)
Provisions for credit losses	—	7,068	61,200
Valuation adjustment on other real estate owned	1,047	5,139	6,029
Change in FDIC loss sharing Asset	21,916	(171)	15,856
Stock-based compensation	2,039	2,214	2,197
Depreciation and amortization	7,532	9,648	10,546
Proceeds from FDIC shared-loss agreements	18,974	42,179	15,941
Change in accrued interest receivable	1,157	135	5,025
Change in accrued interest payable	(2,033)	(1,459)	(1,496)
Change in other assets and liabilities	30,037	(15,204)	(14,749)

Total adjustments	77,481	48,285	39,930

NET CASH PROVIDED BY OPERATING ACTIVITIES	$154,761	$130,018	$102,865

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$—	$20,641	$—
Transfer from loans to Other Real Estate Owned	$10,246	$32,331	$30,097

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2012

1. BUSINESS

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

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County, California. The Bank operates 41 Business Financial Centers, five Commercial Banking Centers, and three trust office locations with its headquarters located in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-K and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for financial reporting.

Reclassification—Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segments — The Company’s operating business units have been divided into two main segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. The Business Financial and Commercial Banking Centers lines of business generally consist of loans, deposits, and fee generating products and services that the Bank offers to its clients and prospects. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”

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

Cash and cash equivalents — Cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing balances due from depository institutions, with initial terms of ninety days or less, are included in Cash and cash equivalents.

Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-

backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost.

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

Loans Held-for-Sale — Loans held-for-sale include mortgage loans originated for resale and other non-covered or covered loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value. Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Cost generally approximates fair value at any reporting date, if the mortgage loans were recently originated. The transfer of the loan(s) to held-for-sale is done at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for credit losses (“ALLL”). Any subsequent decline in value or any subsequent gain on sale of the loan is recorded to current earnings and reported as part of other non-interest income. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any mortgage loans sold.

Loans and Lease Finance Receivables — Non-covered loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are unfunded, the related unfunded amounts are not reflected in the accompanying consolidated financial statements.

Interest on non-covered loans and lease finance receivables is credited to income based on the principal amounts of such loans or receivables outstanding. Non-covered loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Interest income is not recognized on non-covered loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Non-covered loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, the accrual of interest on non-covered loans is discontinued when the loan becomes 90 days past due, or when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors, and this determination involves significant judgment. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method. Nonaccrual loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months. A nonaccrual loan may return to accrual status sooner based on other significant events or mitigating circumstances. This policy is consistently applied to all classes of non-covered financing receivables.

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

Troubled Debt Restructurings— Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions, which in turn result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. In addition, the Company may provide a concession to the debtor where it offers collateral and the value of such collateral is significant in proportion to the nature of the concession requested, and it substantially reduces the Company’s risk of loss. In such cases, these modifications are not considered a TDR as, in substance, no concession was made as a result of the significant additional collateral obtained.

When determining whether or not a loan modification is a TDR under ASC 310-40, the Company evaluates loan modification requests from borrowers experiencing financial difficulties on a case-by-case basis. Any such modifications granted are unique to the borrower’s circumstances. Because of the Company’s focus on the commercial lending sector, each business customer has unique attributes, which in turn means that modifications of loans to those customers are not easily categorized by type, key features, or other terms, but are evaluated individually based on all relevant facts and circumstances pertaining to the modification request and the borrower’s/guarantor’s financial condition at the time of the request. The evaluation of whether or not a borrower is experiencing financial difficulties will include, among other relevant factors considered by the Company, a review of significant factors such as (i) whether the borrower is in default on any of its debt, (ii) whether the borrower is experiencing payment delinquency, (iii) whether the global cash flows of the borrower and the owner guarantor(s) of the borrower have diminished below what is necessary to service existing debt obligations, (iv) whether the borrowers’ forecasted cash flows will be insufficient to service the debt in future periods or in accordance with the contractual terms of the existing agreement through maturity, (v) whether the borrower is unable to refinance the subject debt from other financing sources with similar terms, and (vi) whether the borrower is in jeopardy as a going-concern and/or considering bankruptcy. In any case, the debtor is presumed to be experiencing financial difficulties if the Company determines it is probable the debtor will default on the original loan if the modification is not granted.

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

In situations where the Company has determined that the borrower is experiencing financial difficulties and is evaluating whether a concession is insignificant, and therefore does not result in a troubled debt restructuring, such analysis is based on an evaluation of both the amount and the timing of the restructured payments, including the following factors:

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

Most modified loans not classified and accounted for as troubled debt restructurings were performing and paying as agreed under their original terms in the six-month period immediately preceding a request for modification. Subsequently, these modified loans have continued to perform under the modified terms and deferrals that amounted to insignificant delays, which in turn is supported by the facts and circumstances of each individual customer and loan as described above. Payment performance continues to be monitored once modifications are made. The Company’s favorable experience regarding “re-defaults” under modified terms, or upon return of the loan to its original terms, indicates that such relief may improve ultimate collection and reduces the Company’s risk of loss.

A loan is generally considered impaired when based on current events and information it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan, including a restructured loan, for which there is an insignificant delay relative to the frequency of payments due, and/or the original contractual maturity, is not considered an impaired loan. Generally, impaired loans include loans on nonaccrual status and TDRs.

The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or to charge off that portion of an impaired loan that represents the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, is generally charged off and recorded against the allowance for credit losses at the time impairment is measurable and a probable loss is determined. As a result, most of the TDRs have no specific allowance allocated because, consistent with the Company’s stated practice, any impairment is typically charged-off in the period in which it is identified. Impairment on collateral dependent restructured loans is measured by determining the amount by which the impaired loan exceeds the fair value of the collateral less estimated selling costs. The fair value is generally determined by one or more appraisals of the collateral, performed by a Company approved third-party independent appraiser. The majority of impaired loans that are collateral dependent are charged off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.

Appraisals of the collateral for impaired collateral dependent loans are typically ordered at the time the loan is identified as showing signs of inherent weakness. These appraisals are normally updated at least annually, or more frequently, if there are concerns or indications that the value of the collateral may have changed significantly since the previous appraisal. On an exception basis, a specific valuation allowance is recorded on collateral dependent impaired loans when a current appraisal is not yet available, a recent appraisal is still under review or on single-family mortgage loans if the loans are currently under review for a loan modification. Such valuation allowances are generally based on previous appraisals adjusted for current market conditions, based on preliminary appraisal values that are still being reviewed or for single-family loans under review for modification on an appraisal or indications of comparable home sales from external sources.

Charge-offs of unsecured consumer loans are recorded when the loan reaches 120 days past due or sooner as circumstances indicate. Except for the charge-offs of unsecured consumer loans, the charge-off policy is generally applied consistently across all portfolio segments.

The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan. Impaired single-family mortgage loans that have been modified in accordance with the various government modification programs are also measured based on the present value of the expected cash flows discounted at the loan’s pre-modification interest rate. The Company recognizes the change in present value attributable to the passage of time as interest income on such performing single-family mortgage loans and the amount of interest income recognized to date has been insignificant.

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

There are different qualitative risks for the loans in each portfolio segment. The construction and real estate segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan as well as the operating cash flow for commercial real estate properties. The commercial and industrial segment’s predominant risk characteristics are the cash flows of the businesses we lend to, the global cash flows and liquidity of the guarantors of such losses, as well as economic and market conditions. The dairy and livestock segment’s predominant risk characteristics are milk and beef prices in the market as well as the cost of feed and cattle. The municipal lease segment’s predominant risk characteristics are the municipality’s general financial condition and tax revenues or if applicable the specific project related financial condition. The consumer, auto and other segment’s predominant risk characteristics are employment and income levels as they relate to consumers and cash flows of the businesses as they relate to equipment and vehicle leases to businesses. The Agribusiness segment’s predominant risk characteristics are the supply and demand conditions of the product, production seasonality, the scale of operations and ability to control costs, the availability and cost of water, and operator experience.

The Company’s methodology is consistently applied across all portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. A key factor in the Company’s methodology is the loan risk rating (Pass, Special Mention, Substandard, Doubtful and Loss). Loan risk ratings are updated as facts related to the loan or borrower become available. In addition, all term loans in excess of $1.0 million are subject to an annual internal credit review process where all factors underlying the loan, borrower and guarantors are subject to review which may result in changes to the loan’s risk rating. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect our view of current economic conditions. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory agencies and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

A provision for credit losses on the covered portfolio will be recorded if there is deterioration in the expected cash flows on covered loans as a result of deteriorated credit quality, compared to those previously estimated without regard to the reimbursement from the FDIC under the FDIC loss sharing agreement. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income as an increase in the FDIC loss sharing asset. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are recognized by recording a provision for credit losses on acquired impaired loans. Loans accounted for as part of a pool are measured based on the expected cash flows of the entire pool.

FDIC Loss Sharing Asset — On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) from the FDIC in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date.

The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the loss estimates on the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted (or amortized) into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on covered loan performance. Any increases in the cash flows of covered loans over those expected will reduce the FDIC indemnification asset and any decreases in the cash flows of covered loans over those expected will increase the FDIC indemnification asset, with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life. These increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Non-Covered Other Real Estate Owned — Non-covered other real estate owned (“OREO”) represents real estate acquired through foreclosure in lieu of repayment of commercial and real estate loans and is stated at fair value, less estimated costs to sell (fair value at time of foreclosure). Non-covered loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

Covered Other Real Estate Owned — All other real estate owned acquired in the FDIC-assisted acquisition of SJB are included in a FDIC shared-loss agreement and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount with the estimated net loss charged against earnings and a corresponding increase in the estimated FDIC loss sharing asset based on the appropriate loss-sharing percentage.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives of the respective asset and are computed on a straight-line basis. The ranges of useful lives of the principal classes of assets are as follows:

Bank premises	15 – 40 years

Leasehold improvements	Shorter of estimated economic lives of 15 years or term of the lease.

Computer equipment	3 – 5 years

Furniture, fixtures and equipment	5 – 7 years

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

Goodwill and Intangible Assets — Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2012.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Fair Value of Financial Instruments — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in Note 21 of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Bank Owned Life Insurance — The Company invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a select group of employees. The Company is the owner and primary beneficiary of these policies. BOLI is recorded as an asset at the cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.

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

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the

2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 18.

Stock-Based Compensation — Consistent with the provisions of ASC 718, Stock Compensation, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At December 31, 2012, the Company has three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions used at the time of grant impact the fair value of the option calculated under the Black-Scholes option-pricing model, and ultimately, the expense that will be recognized over the life of the option.

The grant date fair value of restricted stock awards is measured at the fair value of the Company’s common stock as if the restricted share was vested and issued on the date of grant.

Additional information is included in Note 19, “Stock Option Plans and Restricted Stock Awards,” of the Consolidated Financial Statements included herein.

Derivative Financial Instruments — All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheets at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes, and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Statement of Cash Flows — Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks, interest-bearing balances due from depository institutions and federal funds sold with original maturities of three months or less. Cash flows from loans and deposits are reported net.

CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario and Irvine. CitizensTrust has approximately $2.10 billion in assets under administration, including $1.58 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, determining the amount and realization of the FDIC loss sharing asset, and valuation of deferred tax assets, other intangibles and OREO.

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 15 at December 31, 2012, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the components of net earnings and comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 must be applied retrospectively and is effective for fiscal years beginning after December 15, 2011. The Company’s adoption of ASU 2011-05 in 2012 did not have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350).” This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired, based on the entity’s qualitative assessment. This update is effective for fiscal years beginning after September 15, 2012, and should be applied to annual and interim impairment testing. Early adoption is permitted for annual and interim impairment tests as of a date before July 27, 2012, provided that an entity’s financial statements for the most recent annual or interim period have yet to have been issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities(Topic 210)”, which amends the scope of FASB ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, to clarify that the disclosure requirements of ASU 2011-11 are limited to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. The ASU responds to implementation issues raised by stakeholders about the scope of ASU 2011-11. Consistent with the effective date of ASU 2011-11, an entity is required to apply the amendments retrospectively for annual periods beginning on or after January 1, 2013 (and interim periods within those annual periods). The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4. FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK

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

The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain is the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

Loans acquired from the SJB acquisition have performed better than originally expected. At December 31, 2012, the remaining discount associated with the SJB loans approximated $25.3 million. Based on the Company’s regular re-forecast of expected cash flows from these loans, approximately $16.4 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.70 years and 1.14 years, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $18.5 million at December 31, 2012 will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life of approximately 1.75 years.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$357,960	$1,588	$(248)	$359,300	14.67%
Residential mortgage-backed securities	862,196	25,529	(127)	887,598	36.24%
CMO’s / REMIC’s—residential	565,968	7,402	(1,410)	571,960	23.35%
Municipal bonds	583,692	41,920	(183)	625,429	25.53%
Other securities	5,000	100	—	5,100	0.21%

Total investment securities	$2,374,816	$76,539	$(1,968)	$2,449,387	100.00%

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$46,273	$234	$—	$46,507	2.11%
Residential mortgage-backed securities	869,847	18,487	(334)	888,000	40.33%
CMO’s / REMIC’s—residential	594,866	10,307	(665)	604,508	27.46%
Municipal bonds	608,575	43,665	(203)	652,037	29.62%
Other securities	10,468	10	(4)	10,474	0.48%

Total investment securities	$2,130,029	$72,703	$(1,206)	$2,201,526	100.00%

Approximately 75% of the available-for-sale portfolio at December 31, 2012 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2012 and 2011. We have $1.2 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored).

There were no realized gains or losses for the year ended December 31, 2012 and 2011. Gross realized gains were $38.9 million for the year ended December 31, 2010 and no realized losses.

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-to-maturity:
CMO	$—	$—	$—	$—	$—	$—

Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO/REMICs—residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-to-maturity:
CMO	$2,383	$—	$—	$—	$2,383	$—

Available-for-sale:
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	75,754	334	—	—	75,754	334
CMO/REMICs—residential	133,471	665	—	—	133,471	665
Municipal bonds	22,184	203	—	—	22,184	203
Other securities	2,500	4	—	—	2,500	4

Total	$233,909	$1,206	$—	$—	$233,909	$1,206

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

As of December 31, 2012, the unrealized loss on this security was zero and the fair value of the security was 71% of the current par value. This Alt-A bond, with a book value of $2.1 million as of December 31, 2012, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of December 31, 2012. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the year ended December 31, 2012, compared to an other-than-temporary impairment loss of $656,000 recognized during the same period in 2011.

Government Agency & Government-Sponsored Enterprise— The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. As of December 31, 2012, approximately $162.8 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs— Almost all of the available-for-sale mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 2.7 years. Of the total MBS/CMO, 99.92% have the implied guarantee of U.S. government-sponsored agencies. The remaining 0.08% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds—The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 9.5 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2012.

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

At December 31, 2012 and December 31, 2011, investment securities having a carrying value of $2.24 billion and $1.85 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2041, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Due in one year or less	$276,581	$277,657	1.94%
Due after one year through five years	1,660,947	1,716,879	2.48%
Due after five years through ten years	409,264	425,119	2.72%
Due after ten years	28,024	29,732	4.03%

Total	$2,374,816	$2,449,387	2.47%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2012.

6. LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following tables provide a summary of the components of loan and lease finance receivables:

	December 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$547,422	$26,149	$573,571
Real estate:	—
Construction	59,721	1,579	61,300
Commercial real estate	1,990,107	179,428	2,169,535
SFR mortgage	159,288	1,415	160,703
Consumer	47,557	6,337	53,894
Municipal lease finance receivables	105,767	—	105,767
Auto and equipment leases, net of unearned discount	12,716	—	12,716
Dairy and livestock	327,579	—	327,579
Agribusiness	9,081	5,651	14,732

Gross loans	3,259,238	220,559	3,479,797
Less:
Purchase accounting discount	—	(25,344)	(25,344)
Deferred loan fees, net	(6,925)	—	(6,925)

Gross loans, net of deferred loan fees	3,252,313	195,215	3,447,528
Less: Allowance for credit losses	(92,441)	—	(92,441)

Net loans	$3,159,872	$195,215	$3,355,087

	December 31, 2011
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$494,299	$29,651	$523,950
Real estate:
Construction	76,146	18,685	94,831
Commercial real estate	1,948,292	223,107	2,171,399
SFR mortgage	176,442	3,289	179,731
Consumer	51,436	8,353	59,789
Municipal lease finance receivables	113,460	169	113,629
Auto and equipment leases, net of unearned discount	17,370	—	17,370
Dairy and livestock	343,350	199	343,549
Agribusiness	4,327	24,196	28,523

Gross loans	3,225,122	307,649	3,532,771
Less:
Purchase accounting discount	—	(50,780)	(50,780)
Deferred loan fees, net	(5,395)	—	(5,395)

Gross loans, net of deferred loan fees	3,219,727	256,869	3,476,596
Less: Allowance for credit losses	(93,964)	—	(93,964)

Net loans	$3,125,763	$256,869	$3,382,632

As of December 31, 2012, 62.35% of the total loan portfolio consisted of commercial real estate loans and 1.76% of the total loan portfolio consisted of construction loans, respectively. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At December 31, 2012, the Company held approximately $1.53 billion of fixed rate loans.

At December 31, 2012 and December 31, 2011, loans totaling $2.32 billion and $2.31 billion, respectively, were pledged to secure the borrowings from the FHLB and the Federal Reserve Bank.

The following is the activity of loans held-for-sale for the periods indicated:

Non-Covered Loans Held-for-Sale Activity

	For the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$348	$2,954
Originations of mortgage loans	25,489	37,304
Sales of mortgage loans	(22,250)	(34,962)
Transfer of mortgage loans to held-for-investment	(3,587)	(3,292)
Sales of other loans	—	(6,000)
Transfers of other loans to held-for-sale	—	6,000
Write-down of loans held-for-sale	—	(1,656)

Balance, end of period	$—	$348

Occasionally, the Company may decide to retain and not sell certain mortgage loans originated and will transfer them to the held for investment loan portfolio. This is generally done for customer service purposes.

Covered Loans Held-for-Sale Activity

	For the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$5,664	$—
Originations of mortgage loans	—	—
Sales of mortgage loans	—	—
Transfer of other loans to held-for-investment	—	—
Sales of other loans	(3,745)	—
Transfers of other loans to held-for-sale	—	5,726
Write-down of loans held-for-sale	(1,219)	—
Payment on other loans	(700)	(62)

Balance, end of period	$—	$5,664

During 2011, 12 covered loans with an aggregate carrying balance of $5.7 million were transferred to held-for-sale. During the second quarter ended June 30, 2011, a decision was made to sell one loan and it was transferred to held-for-sale at a fair value of $6.0 million and resulted in a charge-off against the allowance for credit losses of $619,000 at the time of transfer. This loan was subsequently sold in July, 2011 at a small gain. Also, during 2011, another loan classified as held-for-sale with a book value of $1.7 million was written-off to zero with the write-off reported as part of non-interest income. The loan was the subject of legal proceedings regarding our lien position and a preliminary decision by the court found that our lien was not in a first priority position. After careful analysis of the preliminary court decision and valuation of the subject collateral, we wrote off the remaining carrying amount. During 2012, all covered loans held-for-sale were sold.

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

The following table summarizes our internal risk grouping by loan class as of December 31, 2012 and 2011:

Credit Quality Indicators

	December 31, 2012
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial & industrial	$347,275	$131,186	$44,466	$22,901	$1,594	$547,422
Construction—speculative	1,417	—	15,163	21,314	—	37,894
Construction—non-speculative	9,841	2,767	—	9,219	—	21,827
Commercial real estate—owner occupied	382,111	159,653	78,087	84,116	—	703,967
Commercial real estate—non-owner occupied	888,777	214,901	105,121	77,341	—	1,286,140
Residential real estate (SFR 1-4)	129,730	10,215	3,107	16,236	—	159,288
Dairy and livestock	67,144	108,087	74,510	77,721	117	327,579
Agribusiness	4,969	3,306	806	—	—	9,081
Municipal lease finance receivables	72,432	20,237	11,124	1,974	—	105,767
Consumer	40,650	3,538	1,976	1,339	54	47,557
Auto and equipment leases	8,671	3,225	738	82	—	12,716

Total non-covered loans	1,953,017	657,115	335,098	312,243	1,765	3,259,238
Covered loans	52,637	72,803	31,689	63,354	76	220,559

Total loans excluding held-for-sale	2,005,654	729,918	366,787	375,597	1,841	3,479,797
Non-covered loans held-for-sale	—	—	—	—	—	—
Covered loans held-for-sale	—	—	—	—	—	—

Total gross loans	$2,005,654	$729,918	$366,787	$375,597	$1,841	$3,479,797

	December 31, 2011
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial & industrial	$323,653	$94,059	$55,140	$21,447	$—	$494,299
Construction—speculative	2,654	—	25,610	35,191	—	63,455
Construction—non-speculative	1,314	137	687	10,553	—	12,691
Commercial real estate—owner occupied	370,801	176,958	74,315	77,884	—	699,958
Commercial real estate—non-owner occupied	836,465	193,751	108,798	108,482	838	1,248,334
Residential real estate (SFR 1-4)	143,841	8,336	6,807	17,458	—	176,442
Dairy and livestock	73,074	106,024	91,416	72,619	217	343,350
Agribusiness	2,800	860	667	—	—	4,327
Municipal lease finance receivables	70,781	23,106	8,927	10,646	—	113,460
Consumer	42,295	3,474	3,906	1,740	21	51,436
Auto and equipment leases	11,742	39	3,506	522	1,561	17,370

Total non-covered loans	1,879,420	606,744	379,779	356,542	2,637	3,225,122
Covered loans	48,440	73,718	20,728	164,198	565	307,649

Total loans excluding held-for-sale	1,927,860	680,462	400,507	520,740	3,202	3,532,771
Non-covered loans held-for-sale	348	—	—	—	—	348
Covered loans held-for-sale	—	—	—	5,664	—	5,664

Total gross loans	$1,928,208	$680,462	$400,507	$526,404	$3,202	$3,538,783

Allowance for Credit Losses

The Company’s Credit Management Division is responsible for regularly reviewing the allowance for credit losses (“ALLL”) methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. The Bank’s methodology consists of two major phases.

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

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. During 2012, many of our dairy and livestock borrowers experienced an increase in feed costs, a decrease in milk prices, and tightened profit margins. As part of our qualitative analysis during the year ended December 31, 2012, we adjusted the attributes used in the allowance for credit losses to account for challenges evident in the current economic environment of the dairy and livestock industry.

Management believes that the ALLL was appropriate at December 31, 2012. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for credit losses; and the recorded investment in held-for-investment loans by portfolio segment and based upon our impairment method as of December 31, 2012 and 2011:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	As of and For the Year Ended December 31, 2012
	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock/ Agribusiness	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance, January 1, 2012	$10,654	$4,947	$51,873	$2,403	$17,230	$1,638	$—	$5,219	$93,964
Charge-offs	(1,259)	—	(2,515)	—	(1,150)	(283)	(81)	—	(5,288)
Recoveries	1,280	1,139	406	—	166	36	738	—	3,765
Provision/reallocation of ALLL	977	(3,795)	1,141	(815)	2,450	(221)	(657)	920	—

Ending balance, December 31, 2012	$11,652	$2,291	$50,905	$1,588	$18,696	$1,170	$—	$6,139	$92,441

Individually evaluated for impairment	$289	$—	$436	$—	$1,596	$11	$—	$—	$2,332
Collectively evaluated for impairment	$11,363	$2,291	$50,469	$1,588	$17,100	$1,159	$—	$6,139	$90,109
Loans and financing receivables (2):
Ending balance, December 31, 2012	$547,422	$59,721	$2,149,395	$105,767	$336,660	$60,273	$195,215	$—	$3,454,453
Individually evaluated for impairment	$3,689	$30,533	$56,981	$263	$16,709	$215	$—	$—	$108,390
Collectively evaluated for impairment	$543,733	$29,188	$2,092,414	$105,504	$319,951	$60,058	$—	$—	$3,150,848
Acquired loans with deteriorated credit quality, net of discount	$—	$—	$—	$—	$—	$—	$195,215	$—	$195,215

	As of and For the Year Ended December 31, 2011
	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock/ Agribusiness	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance, January 1, 2011	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259
Charge-offs	(1,980)	(7,976)	(5,870)	—	(3,291)	(511)	(893)	—	(20,521)
Recoveries	302	757	748	—	151	200	—	—	2,158
Provision/reallocation of ALLL	860	1,978	13,466	231	(15,643)	867	893	4,416	7,068

Ending balance, December 31, 2011	$10,654	$4,947	$51,873	$2,403	$17,278	$1,590	$—	$5,219	$93,964

Individually evaluated for impairment	$165	$—	$1,339	$—	$1,371	$93	$—	$—	$2,968
Collectively evaluated for impairment	$10,489	$4,947	$50,534	$2,403	$15,907	$1,497	$—	$5,219	$90,996
Loans and financing receivables (2):
Ending balance, December 31, 2011	$494,299	$76,146	$2,124,734	$113,460	$347,677	$68,806	$256,869	$—	$3,481,991
Individually evaluated for impairment	$4,954	$33,402	$52,141	$—	$10,251	$478	$—	$—	$101,226
Collectively evaluated for impairment	$489,345	$42,744	$2,072,593	$113,460	$337,426	$68,328	$—	$—	$3,123,896
Acquired loans with deteriorated credit quality, net of discount	$—	$—	$—	$—	$—	$—	$256,869	$—	$256,869

(1)	Represents the allowance and related loan balance in accordance with ASC 310-30.
(2)	Net of purchase accounting discount.

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for credit losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Loans are reported as a troubled debt restructuring when the Bank grants a concession(s) to a borrower experiencing financial difficulties that the Bank would not otherwise consider. Examples of such concessions include a reduction in the interest rate, deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt of similar risk. As a result of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and credit losses.

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

The accrual of interest on loans is discontinued when the loan becomes 90 or more days past due based on the contractual term of the loan, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Nonaccrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected.

Speculative construction loans are generally for properties where there is no identified buyer or renter.

The following table presents the recorded investment in non-covered past due and nonaccrual loans and loans past due by class of loans as of December 31, 2012 and 2011:

Non-Covered Past Due and Nonaccrual Loans

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$233	$457	$—	$690	$3,136	$543,596	$547,422
Construction—speculative	—	—	—	—	10,663	27,231	37,894
Construction—non-speculative	—	—	—	—	—	21,827	21,827
Commercial real estate—owner occupied	—	—	—	—	5,415	698,552	703,967
Commercial real estate—non-owner occupied	—	—	—	—	15,624	1,270,516	1,286,140
Residential real estate (SFR 1-4)	107	—	—	107	13,102	146,079	159,288
Dairy and livestock	—	—	—	—	9,842	317,737	327,579
Agribusiness	—	—	—	—	—	9,081	9,081
Municipal lease finance receivables	—	—	—	—	—	105,767	105,767
Consumer	74	8	—	82	215	47,260	47,557
Auto and equipment leases	8	—	—	8	—	12,708	12,716

Total non-covered loans excluding held-for-sale	422	465	—	887	57,997	3,200,354	3,259,238
Loans held-for-sale	—	—	—	—	—	—	—

Total	$422	$465	$—	$887	$57,997	$3,200,354	$3,259,238

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$2,872	$150	$—	$3,022	$3,432	$487,845	$494,299
Construction—speculative	—	—	—	—	13,317	42,203	55,520
Construction—non-speculative	—	—	—	—	—	20,626	20,626
Commercial real estate—owner occupied	133	280	—	413	9,474	690,071	699,958
Commercial real estate—non-owner occupied	374	—	—	374	16,518	1,231,442	1,248,334
Residential real estate (SFR 1-4)	1,568	—	—	1,568	16,970	157,904	176,442
Dairy and livestock	—	—	—	—	2,475	340,875	343,350
Agribusiness	—	—	—	—	—	4,327	4,327
Municipal lease finance receivables	—	—	—	—	—	113,460	113,460
Consumer	59	—	—	59	382	50,995	51,436
Auto and equipment leases	14	6	—	20	104	17,246	17,370

Total non-covered loans excluding held-for-sale	5,020	436	—	5,456	62,672	3,156,994	3,225,122
Loans held-for-sale	—	—	—	—	—	348	348

Total	$5,020	$436	$—	$5,456	$62,672	$3,157,342	$3,225,470

Non-Covered Impaired Loans

At December 31, 2012, the Company had non-covered impaired loans of $108.4 million. Of this amount, $10.7 million in nonaccrual commercial construction loans, $13.1 million of nonaccrual single family mortgage loans, $21.0 million of nonaccrual commercial real estate loans, $3.1 million of nonaccrual commercial and industrial loans, $9.8 million of nonaccrual dairy and livestock loans and $215,000 of other loans. These non-covered impaired loans included $81.7 million of loans whose terms were modified in a troubled debt restructure, of which $31.3 million are classified as nonaccrual. The remaining balance of $50.4 million consists of 34 loans performing according to the restructured terms. The impaired loans had a specific allowance of $2.3 million at December 31, 2012. At December 31, 2011, the Company had classified as impaired, non-covered loans with a balance of $101.2 million with a related allowance of $3.0 million.

The following table presents held-for-investment and held-for-sale loans, individually evaluated for impairment by class of loans, as of December 31, 2012 and 2011:

Non-Covered Impaired Loans

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,385	$4,215	$—	$3,766	$43
Construction—speculative	21,314	21,607	—	21,650	311
Construction—non-speculative	9,219	9,219	—	9,219	574
Commercial real estate—owner occupied	13,478	14,569	—	14,459	397
Commercial real estate—non-owner occupied	28,639	38,633	—	29,801	670
Residential real estate (SFR 1-4)	11,079	14,342	—	11,292	54
Dairy and livestock	12,406	13,756	—	11,834	173
Municipal lease finance receivables	263	263	—	443	5
Consumer	142	196	—	145	—
Auto and equipment leases	—	—	—	—	—

Total	99,925	116,800	—	102,609	2,227
With a related allowance recorded:
Commercial and industrial	304	327	289	387	—
Construction—speculative	—	—	—	—	—
Construction—non-speculative	—	—	—	—	—
Commercial real estate—owner occupied	19	19	2	28	—
Commercial real estate—non-owner occupied	—	—	—	—	—
Residential real estate (SFR 1-4)	3,766	4,071	434	3,363	—
Dairy and livestock	4,303	4,340	1,596	4,017	73
Municipal lease finance receivables	—	—	—	—	—
Consumer	73	74	11	75	—
Auto and equipment leases	—	—	—	—	—

Total	8,465	8,831	2,332	7,870	73

Total non-covered impaired loans	$108,390	$125,631	$2,332	$110,479	$2,300

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,566	$4,630	$—	$4,649	$93
Held-for-sale construction - speculative	—	—	—	—	—
Construction—speculative	13,317	15,718	—	15,434	—
Construction—non-speculative	20,085	20,085	—	16,437	1,123
Commercial real estate—owner occupied	13,567	14,013	—	11,941	449
Commercial real estate—non-owner occupied	16,435	23,656	—	21,096	67
Residential real estate (SFR 1-4)	14,069	17,411	—	15,120	47
Dairy and livestock	8,879	10,358	—	10,535	446
Municipal lease finance receivables	—	—	—	—	—
Consumer	104	150	—	127	—
Auto and equipment leases	—	—	—	—	—

Total	90,022	106,021	—	95,339	2,225
With a related allowance recorded:
Commercial and industrial	1,388	1,410	165	1,554	—
Construction—speculative	—	—	—	—	—
Construction—non-speculative	—	—	—	—	—
Commercial real estate—owner occupied	3,900	3,900	928	3,900	—
Commercial real estate—non-owner occupied	83	85	5	86	—
Residential real estate (SFR 1-4)	4,087	4,369	406	3,967	—
Dairy and livestock	1,372	3,324	1,372	2,402	—
Municipal lease finance receivables	—	—	—	—	—
Consumer	270	278	77	276	—
Auto and equipment leases	104	110	15	141	—

Total	11,204	13,476	2,968	12,326	—

Total non-covered impaired loans	$101,226	$119,497	$2,968	$107,665	$2,225

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of December 31, 2012 and 2011 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Impaired construction speculative loans increased in 2012 due to a participating interest in the Company’s only Shared National Credit loan that was transferred to nonaccrual status. The outstanding balance was $10.6 million as of December 31, 2012.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded a reduction of $1.0 million in reserve for unfunded commitments for the year ended December 31, 2012, compared to a decrease of $918,000 in the reserve for the year ended December 31, 2011. As of December 31, 2012 and December 31, 2011, the balance in this reserve was $8.6 million and $9.6 million, respectively, and was included in other liabilities.

Troubled Debt Restructurings (“TDR”)

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Loans that are reported as TDRs are considered impaired and charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, Troubled Debt Restructurings, included herein.

As of December 31 2012, we had loans of $81.7 million classified as a troubled debt restructured, of which $31.3 million are nonperforming and $50.4 million are performing. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. TDRs on accrual status at December 31, 2012 were mainly comprised of commercial real estate loans including construction loans.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $1.4 million and $27,000 specific allowance to TDRs as of December 31, 2012 and December 31, 2011.

The following are the loans modified as troubled debt restructurings for the years ended December 31, 2012 and 2011:

Modifications

	For the Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2012
	(Dollars in thousands)
Commercial and industrial	9	$2,381	$2,381	$1,883
Construction—speculative	1	10,966	10,966	10,663
Construction—non-speculative	—	—	—	—
Commercial real estate—owner occupied	6	4,225	4,225	3,903
Commercial real estate—non-owner occupied	5	9,284	9,284	8,662
Residential real estate (SFR 1-4)	1	399	399	398
Dairy and livestock	7	9,447	9,447	9,184
Municipal lease finance receivables	2	519	519	263

Total non-covered loans	31	37,221	37,221	34,956
Covered loans	1	905	905	891

Total gross loans	32	$38,126	$38,126	$35,847

	For the Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2011
	(Dollars in thousands)
Commercial and industrial	5	$1,673	$1,372	$1,224
Construction—speculative	2	16,886	16,886	15,394
Construction—non-speculative	1	9,219	9,219	9,219
Commercial real estate—owner occupied	3	3,195	3,195	3,067
Commercial real estate—non-owner occupied	3	11,707	11,707	10,236
Residential real estate (SFR 1-4)	6	2,162	2,161	2,049
Dairy and livestock	5	11,750	11,750	8,662

Total non-covered loans	25	56,592	56,290	49,851
Covered loans	—	—	—	—

Total gross loans	25	$56,592	$56,290	$49,851

As of December 31 2012, there was one construction loan with an outstanding balance of $10.7 million and one commercial real estate loan with an outstanding balance of $2.4 million that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the year ended December 31, 2012.

7. OTHER REAL ESTATE OWNED

The following table summarizes the activity related to Other Real Estate Owned for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
	Non-Covered	Covered	Total
	(Dollars in thousands)
Balance, beginning of period	$13,820	$9,782	$23,602
Acquisitions	—	—	—
Additions	8,508	1,738	10,246
Dispositions	(7,035)	(9,867)	(16,902)
Valuation adjustments	(461)	(586)	(1,047)

Balance, end of period	$14,832	$1,067	$15,899

	For the Year Ended December 31, 2011
	Non-Covered	Covered	Total
	(Dollars in thousands)
Balance, beginning of period	$5,290	$11,305	$16,595
Acquisitions	—	—	—
Additions	16,081	16,250	32,331
Dispositions	(6,896)	(13,289)	(20,185)
Valuation adjustments	(655)	(4,484)	(5,139)

Balance, end of period	$13,820	$9,782	$23,602

8. FDIC LOSS SHARING ASSET AND OTHER ASSETS

FDIC Loss Sharing Asset

The following table summarizes the activity related to the FDIC loss sharing asset for the years indicated:

	For the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$59,453	$101,461
FDIC share of additional losses, net of recoveries	1,111	7,639
Cash received from FDIC	(18,974)	(42,179)
Net Accretion (1)	(23,027)	(7,468)
Other reductions, net	(74)	—

Balance, end of period	$18,489	$59,453

(1)	Net accretion included accelerated accretion as a result of loans being paid off in full, sold or transferred to covered OREO.

Through December 31, 2012, we have submitted claims to the FDIC for losses on covered loans totaling $123.3 million.

Other Assets

Other assets were comprised of the following as of December 31, 2012, and 2011, respectively:

	As of December 31,
	2012	2011
	(Dollars in thousands)
Prepaid expenses	$12,569	$16,699
Interest rate swaps	23,966	20,497
Other assets	8,192	7,477

Total	$44,727	$44,673

Included in prepaid expenses are prepaid FDIC insurance assessments of $8.4 million and $12.2 million at December 31, 2012 and 2011, respectively.

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated were as follows:

	As of December 31,
	2012	2011
	(Dollars in thousands)
Land	$8,329	$7,661
Bank premises	47,156	46,270
Furniture and equipment	38,498	38,205

Premises and equipment, gross	93,983	92,136
Accumulated depreciation and amortization	(58,903)	(55,856)

Premises and equipment, net	$35,080	$36,280

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2020, at which time the Company can exercise options that could extend certain leases through 2034. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012, excluding property taxes and insurance, are as follows:

As of December 31, 2012
Year:	(Dollars in thousands)
2013	$4,861
2014	4,114
2015	3,347
2016	2,597
2017	1,777
Succeeding years	2,676

Total minimum payments required	$19,372

Total rental expense for the Company was approximately $5.6 million, $5.8 million, and $6.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

10. INTANGIBLE ASSETS

The following summarizes activity of amortizable core deposit intangible assets for the years ended December 2012 and 2011:

	As of And For the Year Ended December 31,
	2012		2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Amortizing intangible assets	$31,999	$(28,610)	$31,999	$(26,451)
Aggregate amortization expense:
For year ended December 31,	$2,159		$3,481
Estimated Amortization Expense:
For the year ended December 31, 2013	$1,127
For the year ended December 31, 2014	475
For the year ended December 31, 2015	437
For the year ended December 31, 2016	395
For the year ended December 31, 2017	366
Thereafter	589

At December 31, 2012 the weighted average remaining life of intangible assets is approximately 1.54 years.

11. INCOME TAXES

Income tax expense consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current provision:
Federal	$35,089	$9,111	$30,053
State	15,910	3,948	15,626

	50,999	13,059	45,679
Deferred provision/(benefit):
Federal	(10,102)	17,732	(15,412)
State	(3,484)	8,280	(6,463)

	(13,586)	26,012	(21,875)

Total	$37,413	$39,071	$23,804

Income tax asset (liability) consists of the following:

	As of December 31,
	2012	2011
	(Dollars in thousands)
Current:
Federal	$(1,074)	$25,999
State	4,795	21,234

	3,721	47,233
Deferred:
Federal	10,968	1,661
State	2,289	(861)

	13,257	800

Total	$16,978	$48,033

The components of the net deferred tax asset (liability) are as follows:

	As of December 31,
	2012	2011
	(Dollars in thousands)
Federal
Deferred tax assets:
Bad debt and credit loss deduction	$37,970	$39,131
Net operating loss carryforward	890	999
Deferred compensation	2,780	2,757
Other intangibles	8	12
Covered loans	22,348	8,537
California franchise tax	1,420	943
Other, net	4,459	6,819

Gross deferred tax asset	69,875	59,198
Deferred tax liabilities:
Depreciation	6,647	1,845
Intangibles—acquisitions	1,230	2,485
FDIC indemnification asset	18,079	20,387
FHLB stock	6,967	7,777
Deferred income	2,748	2,764
Unrealized gain on investment securities, net	23,236	22,279

Gross deferred tax liability	58,907	57,537

Net deferred tax asset – federal	$10,968	$1,661

State
Deferred tax assets:
Depreciation	$—	$191
Bad debt and credit loss deduction	11,710	12,119
Net operating loss carryforward	398	652
Deferred compensation	872	871
Other intangibles	3	4
FDIC indemnification asset	2,766	900
Capital loss carryforward	133	320
Other, net	1,381	1,648

Gross deferred tax asset	17,263	16,705
Deferred tax liabilities:
Depreciation	1,393	—
Intangibles—acquisitions	559	608
Covered loans	2,729	6,918
FHLB stock	1,744	1,994
Deferred income	466	296
Unrealized gain on investment securities, net	8,083	7,750

Gross deferred tax liability	14,974	17,566

Net deferred tax (liability)/asset — state	$2,289	$(861)

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For the Year Ended December 31,
	2012		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$40,143	35.0%	$42,281	35.0%	$30,359	35.0%
State franchise taxes, net of federal benefit	8,081	7.0%	8,512	7.0%	6,112	7.0%
Tax-exempt income	(10,654)	(9.3%)	(11,234)	(9.3%)	(11,874)	(13.7%)
Tax credits	(1,279)	(1.1%)	(1,487)	(1.2%)	(1,427)	(1.6%)
Other, net	1,122	1.0%	999	0.8%	634	0.7%

Provision for income taxes	$37,413	32.6%	$39,071	32.3%	$23,804	27.4%

The change in unrecognized tax benefits in 2012 and 2011 follows:

	For the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$1,279	$1,279
Additions for tax positions related to prior years	—	—
Reductions due to lapse of statue of limitations	—	—
Settlement with tax authorities	(390)	—

Balance, end of period	$889	$1,279

The total amount of unrecognized tax benefits at December 31, 2012, of $889,000 would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2012 and 2011 was $241,000 and $298,000, respectively. We record interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2007, through 2012 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2006, through 2012 are open to audit by state authorities.

12. DEPOSITS

The composition of deposits is as follows:

	As of December 31,
	2012		2011
	(Dollars in thousands)
Noninterest bearing deposits
Demand deposits	$2,420,993	50.7%	$2,027,876	44.0%
Interest-bearing deposits
Savings deposits	1,638,827	34.3%	1,739,522	37.8%
Time deposits	714,167	15.0%	837,150	18.2%

Total deposits	$4,773,987	100.0%	$4,604,548	100.0%

Time certificates of deposit with balances of $100,000 or more amounted to approximately $640.0 million and $744.5 million at December 31, 2012 and 2011, respectively. Interest expense on such deposits amounted to approximately $1.5 million, $2.5 million, and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the scheduled maturities of time certificates of deposit are as follows:

December 31, 2012
Year of maturity:	(Dollars in thousands)
2013	$697,878
2014	7,967
2015	4,171
2016	522
2017 and thereafter	3,629

Total	$714,167

At December 31, 2012, the Company had a single public depositor with certificates of deposit balances of approximately $240.0 million. These certificates mature January through April 2013.

13. BORROWINGS

During 2009 and 2008, the Bank entered into borrowing agreements with the FHLB. The Bank had $198.9 million of a term FHLB advance at December 31, 2012 with an interest rate of 4.52% and $448.7 million at December 31, 2011 with a weighted average rate of 3.89%. FHLB held certain investment securities and loans of the Bank as collateral for those borrowings. The average outstanding balance for 2012 and 2011 was $362.7 million and $548.0 million, respectively. The maximum outstanding at any month-end was $448.8 million during 2012 and $548.6 million during 2011.

At December 31, 2012, we had $26.0 million of overnight borrowings with the FHLB at a cost of 12 basis points.

At December 31, 2012, $2.32 billion of loans and $2.24 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The Bank incurred prepayment penalties on borrowings of $20.4 million in 2012, $3.3 million in 2011 and $18.7 million in 2010.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2012 and 2011, total funds borrowed under these agreements were $473.2 million and $509.4 million, respectively, with weighted average interest rates of 0.28% and 0.35%.

The future contractual maturity of the term FHLB advance as of December 31, 2012 is as follows:

December 31, 2012
Year of maturity:	(Dollars in thousands)
2013	$—
2014	—
2015	—
2016	200,000
2017	—
Thereafter	—

Total borrowed funds	$200,000

14. JUNIOR SUBORDINATED DEBENTURES

On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represents the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on January 7, 2034, but became callable in part or in total on January 7, 2009 by CVB Statutory Trust II. The Trust Preferred Securities had a fixed interest rate of 6.46% during the first five years. In January 2009, the interest rate changed to floating rate of three-month Libor rate plus 2.85% and resets quarterly. As of December 31, 2012, these securities were outstanding. On January 7, 2013, the Company consummated the partial redemption of capital and common securities issued by the Trust in the principal amount of $20.6 million.

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2012, these securities continue to be outstanding.

15. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2012 and 2011, the Company had commitments to extend credit of approximately $512.1 million and $585.2 million, respectively, and obligations under letters of credit of $42.2 million and $66.8 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $8.6 million as of December 31, 2012 and $9.6 million as of December 31, 2011.

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

The Company has available lines of credit totaling $2.63 billion from correspondent banks, FHLB and Federal Reserve Bank of which $2.18 billion were secured.

Other Contingencies

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2012, the Company does not have any litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for credit loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We have fully cooperated with the SEC in its investigation, and we will continue to do so to the extent any further information is requested. We cannot predict the timing or outcome of the investigation.

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

Following the filing by each side of various motions and memoranda and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and once again, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of the ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, and the Company filed its third motion to dismiss on October 25, 2012. The District Court has taken the Company’s third motion to dismiss under Submission, and the Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the federal securities shareholder class action complaint and these postponements are currently extended to at least September 11, 2013.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

16. DEFERRED COMPENSATION PLANS

As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $60,000 in 2012, and $106,000 in each of 2011 and 2010.

The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $45,000 in each of 2012, 2011 and 2010.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over 180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2012, 2011 and 2010.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $636,000 in each of 2012, 2011 and 2010.

In 2003, the Company acquired Kaweah National Bank (“KNB”) which had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. As a result, there is no effect on net earnings. Amounts paid under these agreements totaled approximately $80,000 in 2012, $70,200 in 2011, and $118,950 in 2010.

In February 2006, the Company acquired Granite State Bank (“GSB”) which had a severance arrangement with an officer should he not retain a similar position upon a change of control. The total of $1.2 million was paid into a Rabbi Trust by GSB prior to the closing of the acquisition. As a result, there is no effect on net earnings. During 2011, we began making payments under this agreement. Payments pursuant to this agreement totaled $80,000 in each of 2012, and 2011.

The total expense recorded under these deferred compensation agreements was $494,000 in 2012, $473,000 in 2011, and $494,000 in 2010.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the Plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company in 2010, 2011 or 2012.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The Plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The amounts funded by employees totaled $1.1 million as of December 31, 2012.

17. 401(k) AND PROFIT-SHARING PLAN

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2.4 million in 2012, $2.7 million in 2011 and $1.5 million in 2010.

18. EQUITY AND EARNINGS PER SHARE RECONCILIATION

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

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$77,280	$81,733	$62,935
Less: Net earnings allocated to restricted stock	247	292	217

Net earnings allocated to common shareholders (numerator)	$77,033	$81,441	$62,718

Weighted average shares outstanding (denominator)	104,419	105,143	105,880
Earnings per common share	$0.74	$0.77	$0.59

Diluted earnings per common share:
Net income allocated to common shareholders (numerator)	$77,033	$81,441	$62,718

Weighted average shares outstanding	104,419	105,143	105,880
Incremental shares from assumed exercise of outstanding options	239	80	246

Diluted weighted average shares outstanding (denominator)	104,658	105,223	106,126
Diluted earnings per common share	$0.74	$0.77	$0.59

19. STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. The 2008 Equity Incentive Plan replaced the 2000 Stock Option Plan. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2012, we have 1,016,586 outstanding options under our 2000 Stock Option Plan.

Stock Options

The Company expensed $1.1 million, $1.1 million, and $1.4 million for the years ended December 31, 2012, 2011 and 2010 respectively.

The estimated fair value of the options granted during 2012 and prior years was calculated using the Black-Scholes options pricing model. There were 248,000, 31,000 and 397,000 options granted during 2012, 2011, and 2010, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2012, 2011, and 2010 was estimated on the date of grant using the following weighted-average assumptions:

	For the Year Ended December 31,
	2012	2011	2010
Dividend yield	2.9%	3.8%	4.1%
Volatility	51.0%	50.3%	49.1%
Risk-free interest rate	1.1%	1.3%	1.6%
Expected life	6.8 years	7.0 years	7.4 years
Weighted average grant date fair value	$4.44	$3.07	$2.76

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

Option activity under the Company’s stock option plans as of and for the year ended December 31, 2012 was as follows:

	Number of Stock Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2012	2,865	$10.41
Granted	248	11.71
Exercised	(292)	8.74
Forfeited or expired	(217)	11.26

Outstanding at December 31, 2012	2,604	$10.66	4.75	$2,296

Vested or expected to vest at December 31, 2012	2,470	$10.72	4.60	$2,120
Exercisable at December 31, 2012	1,861	$11.09	3.58	$1,369

The weighted-average grant-date fair value of options granted was $4.44, $3.07 and $2.76 for 2012, 2011, and 2010, respectively. The total intrinsic value of options exercised during the year ended 2012, 2011 and 2010 was $618,000, $20,000 and $1.2 million, respectively. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2012 was 6.0%.

As of December 31, 2012, there was $1.7 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.98 years. The total fair value of options vested was $1.1 million during 2012, $1.5 million in 2011 and $1.5 million during 2010. Cash received from stock option exercises was $2.6 million, $59,000, and $1.5 million in 2012, 2011, and 2010, respectively.

At December 31, 2012, options for the purchase of 2,603,942 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,861,342 shares were exercisable at prices ranging from $7.68 to $15.53.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock

Under the 2008 Equity Incentive Plan, we granted 173,000 restricted stock awards during 2012. We did not grant restricted stock awards in 2011. The weighted average grant date fair value of restricted stock awards granted in 2012 was $11.10 per share. These awards will vest, in equal installments, over a five-year period.

Compensation cost is recognized over the requisite service period, which is five years, and amounted to $911,000, $1.1 million and $775,000 during the years ended December 31, 2012, 2011 and 2010, respectively. Total unrecognized compensation cost related to restricted stock awards was $2.3 million at December 31, 2012.

A summary of the Company’s non-vested restricted shares as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below:

	Shares (In thousands)	Weighted Average Fair Value
Nonvested at January 1, 2012	305	$8.47
Granted	173	11.10
Vested	(94)	8.54
Forfeited	(54)	10.07

Nonvested at December 31, 2012	330	$9.57

Under the 2008 Equity Incentive Plan, 1,589,127 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2012.

20. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2012 and 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012 and 2011, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2012 and 2011, the Company had $65.0 million and $111.6 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows:

						To Be Well
						Capitalized under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Company	$776,101	19.49%	$318,564	≥	8.00%			N/A
Bank	$756,954	19.03%	$318,215	≥	8.00%	$397,769	≥	10.00%
Tier I Capital (to Risk-Weighted Assets)
Company	$725,702	18.23%	$159,232	≥	4.00%			N/A
Bank	$706,611	17.77%	$159,057	≥	4.00%	$238,586	≥	6.00%
Tier I Capital (to Average-Assets)
Company	$725,702	11.50%	$252,418	≥	4.00%			N/A
Bank	$706,611	11.21%	$252,136	≥	4.00%	$315,170	≥	5.00%
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Company	$774,809	19.05%	$325,379	≥	8.00%			N/A
Bank	$756,702	18.63%	$324,939	≥	8.00%	$406,174	≥	10.00%
Tier I Capital (to Risk- Weighted Assets)
Company	$723,329	17.79%	$162,637	≥	4.00%			N/A
Bank	$705,273	17.36%	$162,505	≥	4.00%	$243,758	≥	6.00%
Tier I Capital (to Average- Assets)
Company	$723,329	11.19%	$258,563	≥	4.00%			N/A
Bank	$705,273	10.92%	$258,342	≥	4.00%	$322,927	≥	5.00%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2012, declare and pay additional dividends of approximately $45.2 million.

21. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2012. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during 2012 and 2011.

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

Investment Securities Held-to-Maturity — Investment securities held-to-maturity are valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held-to-maturity investment as a level 3 valuation.

Investment Securities Available-for-Sale — Investment securities available-for-sale are generally valued based upon quotes obtained from an independent third-party pricing service. This service uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

Loans Held-for-Sale — For loans held-for-sale, carrying value approximated fair value as the loans are recorded at the lower of cost or carrying market value (based on appraisals).

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

The tables below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

Assets & Liabilities Measured at Fair Value on a Recurring Basis

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Description of Assets
Government agency	$359,300	$—	$359,300	$—
Residential mortgage-backed securities	887,598	—	887,598	—
CMO’s / REMIC’s—residential	571,960	—	571,960	—
Municipal bonds	625,429	—	625,429	—
Other securities	5,100	—	5,100	—

Investment securities-AFS	2,449,387	—	2,449,387	—
Interest rate swaps	23,966	—	23,966	—

Total assets	$2,473,353	$—	$2,473,353	$—

Description of Liability
Interest rate swaps	$23,966	$—	$23,966	$—

	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of Assets
Government agency	$46,507	—	$46,507	$—
Residential mortgage-backed securities	888,000	—	888,000	—
CMO’s / REMIC’s—residential	604,508	—	604,508	—
Municipal bonds	652,037	—	652,037	—
Other securities	10,474	—	10,474	—

Investment securities-AFS	2,201,526	—	2,201,526	—
Interest rate swaps	20,497	—	20,497	—

Total assets	$2,222,023	$—	$2,222,023	$—

Description of Liability
Interest rate swaps	$20,497	$—	$20,497	$—

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at December 31, 2012 and December 31, 2011, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments with losses during the period.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Year Ended December 31, 2012 Total Losses
	(Dollars in thousands)
Description of Assets
Investment securities—HTM	$—	$—	$—	$—	$—
Covered loans held-for-sale	—	—	—	—	—
Impaired loans—non-covered	12,460	—	—	12,460	(3,930)
OREO—non-covered	3,008	—	—	3,008	(336)
OREO—covered	1,067	—	—	1,067	(467)
	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Year Ended December 31, 2011 Total Losses
	(Dollars in thousands)
Description of Assets
Investment securities—HTM	$2,383	$—	$—	$2,383	$(656)
Covered loans held-for-sale	1,404	—	—	1,404	(250)
Impaired loans—non-covered	30,014	—	—	30,014	(6,707)
OREO—non-covered	4,866	—	—	4,866	(523)
OREO—covered	2,541	—	—	2,541	(2,192)

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2012 and 2011, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$98,431	$98,431	$—	$—	$98,431
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	56,651	—	56,651	—	56,651
Investment securities available-for-sale	2,449,387	—	2,449,387	—	2,449,387
Investment securities held-to-maturity	2,050	—	—	2,515	2,515
Non-covered loans held-for-sale	—	—	—	—	—
Covered loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for credit losses	3,355,087	—	—	3,503,332	3,503,332
Accrued interest receivable	22,355	—	22,355	—	22,355
Swaps	23,966	—	23,966	—	23,966
Liabilities
Deposits:
Noninterest-bearing	$2,420,993	$2,420,993	$—	$—	$2,420,993
Interest-bearing	2,352,994	—	2,354,126	—	2,354,126
Borrowings	698,178	—	727,512	—	727,512
Junior subordinated debentures	67,012	—	67,415	—	67,415
Accrued interest payable	1,493	—	1,493	—	1,493
Swaps	23,966	—	23,966	—	23,966

	December 31, 2011
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$345,343	$345,343	$—	$—	$345,343
Interest-earning balances due from depository institutions	60,000	—	60,000	—	60,000
FHLB stock	72,689	—	72,689	—	72,689
Investment securities available-for-sale	2,201,526	—	2,201,526		2,201,526
Investment securities held-to-maturity	2,383	—	—	2,383	2,383
Non-covered loans held-for-sale	348	—	—	348	348
Covered loans held-for-sale	5,664	—	—	5,664	5,664
Total loans, net of allowance for credit losses	3,382,632	—	—	3,534,960	3,534,960
Accrued interest receivable	23,512	—	23,512	—	23,512
Swaps	20,497	—	20,497	—	20,497
Liabilities
Deposits:
Noninterest-bearing	$2,027,876	$2,027,876	$—	$—	$2,027,876
Interest-bearing	2,576,672	—	2,577,825	—	2,577,825
Borrowings	958,032	—	1,012,211	—	1,012,211
Junior subordinated debentures	115,055	—	115,854	—	115,854
Accrued interest payable	3,526	—	3,526	—	3,526
Swaps	20,497	—	20,497	—	20,497

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

22. BUSINESS SEGMENTS

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Year Ended December 31, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$150,071	$56,559	$55,592	$—	$262,222
Credit for funds provided (1)	25,764	—	31,505	(57,269)	—

Total interest income	175,835	56,559	87,097	(57,269)	262,222

Interest expense	7,162	15,396	2,714	—	25,272
Charge for funds used (1)	4,142	41,270	11,857	(57,269)	—

Total interest expense	11,304	56,666	14,571	(57,269)	25,272

Net interest income	164,531	(107)	72,526	—	236,950

Provision for credit losses	—	—	—		—

Net interest income after provision for credit losses	164,531	(107)	72,526	—	236,950

Noninterest income	23,020	—	(7,117)	—	15,903
Noninterest expense	45,189	729	71,863	—	117,781
Debt termination	—	20,379	—	—	20,379

Segment pretax profit (loss)	$142,362	$(21,215)	($6,454)	$—	$114,693

Segment assets as of December 31, 2012	$5,198,393	$2,642,445	$635,827	($2,113,301)	$6,363,364

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Year Ended December 31, 2011
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$157,376	$62,732	$49,612	$—	$269,720
Credit for funds provided (1)	24,811	—	39,621	(64,432)	—

Total interest income	182,187	62,732	89,233	(64,432)	269,720
Interest expense	10,411	21,258	3,370	—	35,039
Charge for funds used (1)	4,884	35,128	24,420	(64,432)	—

Total interest expense	15,295	56,386	27,790	(64,432)	35,039

Net interest income	166,892	6,346	61,443	—	234,681

Provision for credit losses	—	—	7,068	—	7,068

Net interest income after provision for credit losses	166,892	6,346	54,375	—	227,613
Noninterest income	21,622	(655)	13,249	—	34,216
Noninterest expense	49,802	4,117	87,106	—	141,025

Segment pretax profit (loss)	$138,712	$1,574	$(19,482)	$—	$120,804

Segment assets as of December 31, 2011	$5,003,093	$2,650,201	$689,710	$(1,860,089)	$6,482,915

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Year Ended December 31, 2010
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$170,335	$76,651	$70,303	$—	$317,289
Credit for funds provided (1)	71,752	—	28,965	(100,717)	—

Total interest income	242,087	76,651	99,268	(100,717)	317,289
Interest expense	22,438	32,302	3,232	—	57,972
Charge for funds used (1)	11,743	41,484	47,490	(100,717)	—

Total interest expense	34,181	73,786	50,722	(100,717)	57,972

Net interest income	207,906	2,865	48,546	—	259,317

Provision for credit losses	—	—	61,200	—	61,200

Net interest income after provision for credit losses	207,906	2,865	(12,654)	—	198,117
Noninterest income	23,204	37,997	(4,087)	—	57,114
Noninterest expense	51,922	20,125	96,445	—	168,492

Segment pretax profit (loss)	$179,188	$20,737	$(113,186)	$—	$86,739

Segment assets as of December 31, 2010	$4,941,548	$2,329,344	$630,451	$(1,464,652)	$6,436,691

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

23. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset liability management strategy to help manage its interest rate risk position. As of December 31, 2012, the Bank entered into 88 interest-rate swap agreements with customers and 88 with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the Bank’s earnings.

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

As of December 31, 2012, the total notional amount of the Company’s swaps was $240.1 million. The location of the asset and liability and the amount of gain recognized as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010 are presented as follows:

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,966	Other liabilities	$23,966

Total derivatives		$23,966		$23,966

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$20,497	Other liabilities	$20,497

Total derivatives		$20,497		$20,497

The Effect of Derivative Instruments on the Consolidated Statements of Earnings for the

Three Years Ended December 31, 2012

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Year Ended December 31,
		2012	2011	2010
		(Dollars in thousands)
Interest rate swaps	Other income	$1,252	$356	$1,045

Total		$1,252	$356	$1,045

24. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The parent company only condensed balance sheets as of December 31, 2012 and 2011 and the related condensed statements of earnings and condensed statements of cash flows for each of the three years ended December 31, are presented below:

CONDENSED BALANCE SHEETS

	As of December 31,
	2012	2011
	(Dollars in thousands)
Assets:
Investment in subsidiaries	$810,891	$808,358
Other assets, net	19,745	31,428

Total assets	$830,636	$839,786

Liabilities	$67,666	$124,972
Stockholders’ equity	762,970	714,814

Total liabilities and stockholders’ equity	$830,636	$839,786

CONDENSED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$(1,261)	$20,750	$25,278
Dividends from the Bank	82,300	68,000	43,100
Other expense, net	(3,759)	(7,017)	(5,443)

Net earnings	$77,280	$81,733	$62,935

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$77,280	$81,733	$62,935

Adjustments to reconcile net earnings to cash used in by operating activities:
Earnings of subsidiaries	(81,039)	(88,750)	(68,378)
Tax settlement received from the Bank	5,240	—	3,377
Stock based compensation	2,039	2,214	2,197
Other operating activities, net	(1,717)	(8,105)	(3,586)

Total adjustments	(75,477)	(94,641)	(66,390)

Net cash provided by (used in) operating activities	1,803	(12,908)	(3,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from the Bank	82,300	68,000	43,100

Net cash provided by investing activities	82,300	68,000	43,100

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of junior subordinated debentures	(48,043)	—	—
Cash dividends on common stock	(44,552)	(35,805)	(36,103)
Proceeds from exercise of stock options	2,557	59	1,547
Tax benefit from exercise of stock options	194	1	425
Repurchase of common stock	(54)	(12,527)	(5,169)

Net cash used in financing activities	(89,898)	(48,272)	(39,300)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALIENTS	(5,795)	6,820	345
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,054	14,234	13,889

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,259	$21,054	$14,234

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited, quarterly results for the periods indicated:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
2012
Net interest income	$58,602	$62,960	$59,744	$55,644
Provision for credit losses	—	—	—	—
Net earnings	22,268	23,619	9,257	22,136
Basic earnings per common share	0.21	0.23	0.09	0.21
Diluted earnings per common share	0.21	0.23	0.09	0.21
2011
Net interest income	$57,109	$62,395	$55,980	$55,197
Provision for credit losses	7,068	—	—	—
Net earnings	16,600	21,038	22,383	21,712
Basic earnings per common share	0.16	0.20	0.21	0.21
Diluted earnings per common share	0.16	0.20	0.21	0.21

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 1, 2013

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of the Company, as amended (2)

3.2	Bylaws of Company, as amended (3)

4.1	Form of Registrant’s Common Stock certificate (4)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated September 16, 2009 †(5)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(6)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(7)

10.2	Chino Valley Bank Profit Sharing Plan, as amended †(8)

10.3	Form of Indemnification Agreement (9)

10.4	CVB Financial Corp. 2010 Executive Incentive Plan †(10)

10.5	CVB Financial Corp. 2000 Stock Option Plan †(11)

10.6(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(12)

10.6(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan †(13)

10.6(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan †(14)

10.6(d)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(15)

10.6(e)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(l5)

10.7	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007 †(7)

10.8(a)	Offer letter for Richard C. Thomas, dated November 24, 2010 †(17)

10.8(b)	Severance Compensation Agreement for Richard C. Thomas, dated January 1, 2012 †(17)

10.9(a)	Offer letter for David A. Brager, dated November 17, 2010 †(17)

10.9(b)	Severance Compensation Agreement for David A. Brager, dated January 1, 2012 †(17)

10.10(a)	Offer letter for James F. Dowd, dated May 16, 2008 †(3)

10.10(b)	Severance Compensation Agreement for James F. Dowd, dated January 1, 2012 †(17)

10.11(a)	Offer letter for David C. Harvey, dated December 7, 2009 †(16)

10.11(b)	Severance Compensation Agreement for David C. Harvey, dated January 1, 2012 †(17)

12	Statements regarding computation of ratios

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard C. Thomas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard C. Thomas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

Exhibit No.

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
**	Furnished, not filed.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).
(b)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on October 20, 2009.
(2)	Incorporated herein by reference from our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009.
(6)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.
(7)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(8)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which is incorporated herein by this reference.
(9)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.
(10)	Incorporated herein by reference from Annex A to our Definitive Proxy Statement filed with the SEC on April 9, 2010.
(11)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.
(12)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(13)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009
(14)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(15)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(16)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(17)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 29, 2012.