Form 10-Q
period 2013-03-31
CVB FINANCIAL CORP
filed 2013-05-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of common stock of the registrant: 104,953,607 outstanding as of April 30, 2013.

PART I — FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; supply of property inventory and renewed fluctuation or deterioration in values of real estate in California or other jurisdictions where we lend, whether involving residential or commercial property; a prolonged slowdown or decline in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of nonperforming assets and charge-offs; the cost or effect of acquisitions we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, banking, securities, employment, executive compensation, insurance, and information security) with which we and our subsidiaries must comply; changes in the applicability or costs of deposit insurance; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant legal, regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats including theft or loss of bank or customer funds, loss of system functionality or theft or loss of data; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; the effects of technological change and product innovation; the ability to retain or increase market share, retain or grow customers and control expenses; changes in the risk or competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other national or international accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or reviews. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$79,669	$87,274
Interest-earning balances due from Federal Reserve	55,609	11,157

Total cash and cash equivalents	135,278	98,431
Interest-earning balances due from depository institutions	70,000	70,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,329,892 at March 31, 2013, and $2,374,816 at December 31, 2012)	2,390,673	2,449,387
Investment securities held-to-maturity	1,975	2,050
Investment in stock of Federal Home Loan Bank (FHLB)	50,981	56,651
Loans and lease finance receivables, excluding covered loans	3,189,514	3,252,313
Allowance for loan losses	(92,218)	(92,441)

Net loans and lease finance receivables	3,097,296	3,159,872
Covered loans and lease finance receivables, net	178,694	195,215
Premises and equipment, net	34,886	35,080
Bank owned life insurance	120,476	119,744
Accrued interest receivable	22,985	22,355
Intangibles	2,950	3,389
Goodwill	55,097	55,097
FDIC loss sharing asset	14,230	18,489
Non-covered other real estate owned	13,341	14,832
Covered other real estate owned	857	1,067
Income taxes	35,077	16,978
Other assets	40,971	44,727

TOTAL ASSETS	$6,265,767	$6,363,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,366,719	$2,420,993
Interest-bearing	2,319,442	2,352,994

Total deposits	4,686,161	4,773,987
Customer repurchase agreements	500,115	473,244
FHLB advances	199,002	198,934
Other borrowings	—	26,000
Accrued interest payable	1,306	1,493
Deferred compensation	9,259	8,781
Junior subordinated debentures	46,393	67,012
Other liabilities	55,319	50,943

TOTAL LIABILITIES	5,497,555	5,600,394

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 104,903,107 at March 31, 2013, and 104,889,586 at December 31, 2012.	485,246	484,709
Retained earnings	247,713	235,010
Accumulated other comprehensive income, net of tax	35,253	43,251

Total stockholders’ equity	768,212	762,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,265,767	$6,363,364

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Interest income:
Loans and leases, including fees	41,654	46,032
Accretion on acquired loans	4,393	4,692

Loans, including fees	46,047	50,724
Investment securities:
Taxable	6,747	9,170
Tax-advantaged	5,541	5,796

Total investment income	12,288	14,966
Dividends from FHLB stock	343	90
Federal funds sold	14	185
Interest-earning deposits with other institutions	121	100

Total interest income	58,813	66,065
Interest expense:
Deposits	1,241	1,653
Borrowings	2,700	4,971
Junior subordinated debentures	283	839

Total interest expense	4,224	7,463

Net interest income before provision for credit losses	54,589	58,602
Provision for credit losses	—	—

Net interest income after provision for credit losses	54,589	58,602
Noninterest income:
Service charges on deposit accounts	3,826	4,124
Trust and investment services	2,005	2,185
Bankcard services	839	919
BOLI income	743	750
Gain on sale of securities, net	2,094	—
Decrease in FDIC loss sharing asset, net	(4,023)	(2,944)
Other	1,261	222

Total noninterest income	6,745	5,256
Noninterest expense:
Salaries and employee benefits	17,300	16,721
Occupancy and equipment	3,682	3,948
Professional services	1,596	1,991
Software licenses and maintenance	1,152	909
Promotion	1,258	1,251
Amortization of intangibles	438	816
OREO expense	330	730
Other	5,042	3,846

Total noninterest expense	30,798	30,212

Earnings before income taxes	30,536	33,646

Income taxes	8,921	11,378

Net earnings	$21,615	$22,268

Other comprehensive income (loss):
Unrealized loss on securities arising during the period	$(11,696)	$(73)
Less: Reclassification adjustment for net gain on securities included in net income	(2,094)	—

Other comprehensive loss, before tax	(13,790)	(73)
Income tax benefit related to items of other comprehensive loss	5,792	31

Other comprehensive loss, net of tax	(7,998)	(42)

Comprehensive income	$13,617	$22,226

Basic earnings per common share	$0.21	$0.21
Diluted earnings per common share	$0.21	$0.21
Cash dividends declared per common share	$0.085	$0.085

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2013 and 2012

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance January 1, 2012	104,482	$479,973	$193,372	$41,469	$714,814
Exercise of stock options	225	1,355			1,355
Tax benefit from exercise of stock options		110			110
Shares issued pursuant to stock-based compensation plan		405			405
Cash dividends declared Common ($0.085 per share)			(8,903)		(8,903)
Net earnings			22,268		22,268
Other comprehensive income				(42)	(42)

Balance March 31, 2012	104,707	481,843	206,737	41,427	730,007

Balance January 1, 2013	104,890	484,709	235,010	43,251	762,970
Repurchase of common stock	(2)	(24)			(24)
Exercise of stock options	10	95			95
Tax benefit from exercise of stock options		5			5
Shares issued pursuant to stock-based compensation plan	5	461			461
Cash dividends declared Common ($0.085 per share)			(8,912)		(8,912)
Net earnings			21,615		21,615
Other comprehensive income				(7,998)	(7,998)

Balance March 31, 2013	104,903	$485,246	$247,713	$35,253	$768,212

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$59,834	$66,789
Service charges and other fees received	8,905	8,030
Interest paid	(4,343)	(7,504)
Cash paid to vendors and employees	(34,057)	(34,081)
Income taxes paid	(22,200)	—
Proceeds from FDIC loss share agreement	187	1,316

Net cash provided by operating activities	8,326	34,550
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB stock	5,670	3,467
Proceeds from sale of investment securities	99,155	—
Proceeds from repayment of investment securities	136,939	129,203
Proceeds from maturity of investment securities	6,533	36,397
Purchases of investment securities	(197,690)	(360,846)
Net decrease in loan and lease finance receivables	83,023	52,869
Proceeds from sales of premises and equipment	5	25
Purchase of premises and equipment	(1,059)	(711)
Proceeds from sales of other real estate owned	3,443	6,507

Net cash provided by/(used in) investing activities	136,019	(133,089)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)/increase in transaction deposits	(85,560)	115,807
Net decrease in time deposits	(2,266)	(40,248)
Repayment of junior subordinated debentures	(20,619)	(6,805)
Net decrease in other borrowings	(26,000)	—
Net increase/(decrease) in customer repurchase agreements	26,871	(31,802)
Cash dividends on common stock	—	(8,903)
Repurchase of common stock	(24)	—
Proceeds from exercise of stock options	95	1,355
Tax benefit related to exercise of stock options	5	110

Net cash (used in)/provided by financing activities	(107,498)	29,514

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	36,847	(69,025)
CASH AND CASH EQUIVALENTS, beginning of period	98,431	345,343

CASH AND CASH EQUIVALENTS, end of period	$135,278	$276,318

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$21,615	$22,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(2,094)	—
Loss on sale of premises and equipment, net	6	—
Gain on sale of other real estate owned	(512)	(151)
Amortization of capitalized prepayment penalty on borrowings	68	68
Increase in bank owned life insurance	(732)	(750)
Net amortization of premiums and discounts on investment securities	6,786	5,448
Accretion of SJB discount	(4,393)	(4,692)
Provision for credit losses	—	—
Valuation adjustment on other real estate owned	73	226
Change in FDIC loss share asset	4,023	2,944
Proceeds from FDIC loss share agreement	187	1,316
Stock-based compensation	461	405
Depreciation, amortization, net	831	2,158
Change in accrued interest receivable	(630)	137
Change in accrued interest payable	(187)	(109)
Change in other assets and liabilities	(17,176)	5,282

Total adjustments	(13,289)	12,282

Net cash provided by operating activities	$8,326	$34,550

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$4,630	$2,014
Transfer of loans to other real estate owned	$1,303	$808

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2013, and 2012

(Unaudited)

1.	BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. and its wholly owned subsidiaries (the “Company”) Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust II, and CVB Statutory Trust III. CVB Statutory Trust II was created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), these trusts do not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County, California. The Bank operates 40 Business Financial Centers, five Commercial Banking Centers, and three trust office locations, with its headquarters located in the city of Ontario, California.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification — Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the expected terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on the estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost.

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

Loans and Lease Finance Receivables — Non-covered loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are unfunded, the related unfunded amounts are not reflected in the accompanying unaudited condensed consolidated financial statements.

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

The Company receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in dairy, livestock and agribusiness, and various personal property assets utilized in commercial and industrial business governed by the Uniform Commercial Code.

Nonrefundable fees and direct costs associated with the origination or purchase of non-covered loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term using the effective-yield method.

Troubled Debt Restructurings — Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions, which in turn result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. In addition, the Company may provide a concession to the debtor where the debtor offers collateral and the value of such collateral is significant in proportion to the nature of the concession requested, and it substantially reduces the Company’s risk of loss. In such cases, these modifications may not be considered a TDR as, in substance, no concession was made as a result of the significant additional collateral obtained.

When determining whether or not a loan modification is a TDR under ASC 310-40, the Company evaluates loan modification requests from borrowers experiencing financial difficulties on a case-by-case basis. Any such modifications granted are unique to the borrower’s circumstances. Because of the Company’s focus on the commercial lending sector, each business customer has unique attributes, which in turn means that modifications of loans to those customers are not easily categorized by type, key features, or other terms, but are evaluated individually based on all relevant facts and circumstances pertaining to the modification request and the borrower’s/guarantor’s financial condition at the time of the request. The evaluation of whether or not a borrower is experiencing financial difficulties will include, among other relevant factors considered by the Company, a review of (i) whether the borrower is in default on any of its debt, (ii) whether the borrower is experiencing payment delinquency, (iii) whether the global cash flows of the borrower and the owner guarantor(s) of the borrower have diminished below what is necessary to service existing debt obligations, (iv) whether the borrowers’ forecasted cash flows will be insufficient to service the debt in future periods or in accordance with the contractual terms of the existing agreement with the Company (or agreements with other lenders) through maturity, (v) whether the borrower is unable to refinance the subject debt from other financing sources with similar terms, and (vi) whether the borrower is in jeopardy as a going-concern and/or considering bankruptcy. In any case, the debtor is presumed to be experiencing financial difficulties if the Company determines it is probable the debtor will default on the original loan if the modification is not granted.

The types of loans subject to modification vary greatly, but during the subject period are concentrated in commercial and industrial loans, dairy and agricultural loans, and term loans to commercial real estate investors. Some examples of key features include payment deferrals and delays, interest rate reductions, and extensions or renewals where the contract rate may or may not be below the market rate of interest for debt with similar characteristics as those of the modified debt. The typical length of the modified terms ranges from three (3) to twelve (12) months but may in some cases apply for the remaining term of the loan; however, all actual modified terms will depend on the facts, circumstances and attributes of the specific borrower requesting a modification. In general, after a careful evaluation of all relevant facts and circumstances taken together, including the nature of any concession, certain modification requests will result in troubled debt restructurings while certain other modifications will not, pursuant to the criteria and judgments as discussed throughout this report. In certain cases, modification requests for delays or deferrals of principal were evaluated and determined to be exempt from TDR reporting because they constituted insignificant delays under ASC 310-40-15.

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

A loan is generally considered impaired, when based on current events and information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan, including a restructured loan, for which there is an insignificant delay relative to the frequency of payments due, and/or the original contractual maturity, is not considered an impaired loan. Generally, impaired loans include loans on nonaccrual status and TDRs.

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

Covered Loans — We refer to “covered loans” as those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we will be reimbursed for a substantial portion of any future losses under the terms of the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. We account for loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool).

Provision and Allowance for Credit Losses — The allowance for credit losses is management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Based on the Company’s annual impairment test, there was zero recorded impairment as of March 31, 2013.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

At March 31, 2013, goodwill was $55.1 million. As of March 31, 2013, intangible assets that continue to be subject to amortization include core deposit premiums of $3.0 million (net of $29.0 million of accumulated amortization). Amortization expense for such intangible assets was $438,000 for the three months ended March 31, 2013. Estimated amortization expense for the remainder of 2013 is expected to be $689,000. Estimated amortization expense for the succeeding years is $475,000 for 2014, $437,000 for 2015, $395,000 for 2016, $366,000 for 2017, and $589,000 for the period from 2018 to 2019. The weighted average remaining life of intangible assets is approximately 2.1 years.

Fair Value of Financial Instruments — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and other real estate owned (“ OREO”). These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 8 of the unaudited condensed consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive

Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 7 of these condensed consolidated financial statements.

Stock-Based Compensation — Consistent with the provisions of ASC 718, “Stock Compensation”, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At March 31, 2013, the Company had three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Additional information is included in Note 19, “Stock Option Plan and Restricted Stock Awards”, of the Company’s Annual Report on Form 10-K.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information, Item 1. “Legal Proceedings,” at March 31, 2013, the Company does not have any litigation reserves, and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements — In January 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210)”, which amends the scope of FASB ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, to clarify that the disclosure requirements of ASU 2011-11 are limited to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. The ASU responds to implementation issues raised by stakeholders about the scope of ASU 2011-11. Consistent with the effective date of ASU 2011-11, an entity is required to apply the amendments retrospectively for annual periods beginning on or after January 1, 2013 (and interim periods within those annual periods). The adoption of this new guidance does not have a material impact on the Company’s consolidated financial statements.

In November 2006, we began a repurchase agreement product with our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the consolidated balance sheet.

Our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. None of our derivative assets and liabilities are offset in the balance sheet.

In February 2013, the FASB issued ASU 2013-02, “Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income”. The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income (“AOCI”) in ASUs 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company’s adoption of this new guidance does not have a material effect on its consolidated financial statements.

4. FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK

On October 16, 2009, the Bank acquired SJB and entered into a loss sharing agreement with the FDIC that is more fully discussed in the Significant Accounting Policies (Note3) included herein.

Loans acquired from the SJB acquisition have performed better than originally expected. At March 31, 2013, the remaining discount associated with the SJB loans approximated $20.9 million. Based on the Company’s regular re-forecast of expected cash flows from these loans, approximately $13.2 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.9 years and 0.9 year, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $14.2 million at March 31, 2013 will continue to be reduced by reimbursements of loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life of approximately 1.5 years.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	March 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$391,336	$845	$(1,543)	$390,638	16.34%
Residential mortgage-backed securities	874,913	21,139	(3,415)	892,637	37.34%
CMO’s / REMIC’s - residential	470,694	7,439	(556)	477,577	19.98%
Municipal bonds	587,949	37,264	(414)	624,799	26.13%
Other securities	5,000	22	—	5,022	0.21%

Total investment securities	$2,329,892	$66,709	$(5,928)	$2,390,673	100.00%

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$357,960	$1,588	$(248)	$359,300	14.67%
Residential mortgage-backed securities	862,196	25,529	(127)	887,598	36.24%
CMO’s / REMIC’s - residential	565,968	7,402	(1,410)	571,960	23.35%
Municipal bonds	583,692	41,920	(183)	625,429	25.53%
Other securities	5,000	100	—	5,100	0.21%

Total investment securities	$2,374,816	$76,539	$(1,968)	$2,449,387	100.00%

Approximately 74% of the available-for-sale portfolio at March 31, 2013 represents securities issued by the U.S government or U.S. government-sponsored agencies and enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2013 and December 31, 2012. The Company had $1.1 million and $1.2 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored) as of March 31, 2013, and December 31, 2012, respectively.

During the first quarter of 2013, we identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing a deterioration in yield. We elected to sell these securities and recognized a net pre-tax gain on sale of $2.1 million. There were no gains or losses recognized during the first quarter of 2012.

	March 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)

Held-to-maturity:
CMO	$—	$—	$—	$—	$—	$—

Available-for-sale:
Government agency	$182,843	$1,543	$—	$—	$182,843	$1,543
Residential mortgage-backed securities	173,748	3,415	—	—	173,748	3,415
CMO / REMICs - residential	45,399	539	5,460	17	50,859	556
Municipal bonds	26,788	343	2,207	71	28,995	414
Other securities	—	—	—	—	—	—

Total	$428,778	$5,840	$7,667	$88	$436,445	$5,928

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)

Held-to-maturity:
CMO	$—	$—	$—	$—	$—	$—

Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO / REMICs - residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

As of March 31, 2013, the unrealized loss on this security was zero and the current fair value on the security was 72% of the current par value. This Alt-A bond, with a book value of $2.0 million as of March 31, 2013, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of March 31, 2013. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the three months ended March 31, 2013, and 2012.

Government Agency & Government-Sponsored Enterprise — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. As of March 31, 2013, approximately $162.1 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs — Almost all of the available-for-sale mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.2 years. Of the total MBS/CMO, 99.92% have the implied guarantee of U.S. government-sponsored agencies and enterprises. The remaining 0.08% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds — The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 9.3 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2013.

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

At March 31, 2013 and December 31, 2012, investment securities having a carrying value of approximately $2.30 billion and $2.24 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2041, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	March 31, 2013
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-Sale:
Due in one year or less	$226,351	$228,686	1.83%
Due after one year through five years	1,566,483	1,613,119	2.36%
Due after five years through ten years	492,241	501,892	2.54%
Due after ten years	44,817	46,976	3.45%

Total	$2,329,892	$2,390,673	2.36%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2013.

6. LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following tables provide a summary of the components of loan and lease finance receivables:

	March 31, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$532,941	$25,314	$558,255
Real estate:	—
Construction	55,703	1,061	56,764
Commercial real estate	1,996,198	160,069	2,156,267
SFR mortgage	162,022	1,321	163,343
Consumer	44,116	5,967	50,083
Municipal lease finance receivables	109,727	—	109,727
Auto and equipment leases, net of unearned discount	12,422	—	12,422
Dairy and livestock	278,502	—	278,502
Agribusiness	5,370	5,870	11,240

Gross loans	3,197,001	199,602	3,396,603
Less:
Purchase accounting discount	—	(20,908)	(20,908)
Deferred loan fees, net	(7,487)	—	(7,487)

Gross loans, net of deferred loan fees and discount	3,189,514	178,694	3,368,208
Less: Allowance for credit losses	(92,218)	—	(92,218)

Net loans	$3,097,296	$178,694	$3,275,990

	December 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$547,422	$26,149	$573,571
Real estate:	—
Construction	59,721	1,579	61,300
Commercial real estate	1,990,107	179,428	2,169,535
SFR mortgage	159,288	1,415	160,703
Consumer	47,557	6,337	53,894
Municipal lease finance receivables	105,767	—	105,767
Auto and equipment leases, net of unearned discount	12,716	—	12,716
Dairy and livestock	327,579	—	327,579
Agribusiness	9,081	5,651	14,732

Gross loans	3,259,238	220,559	3,479,797
Less:
Purchase accounting discount	—	(25,344)	(25,344)
Deferred loan fees, net	(6,925)	—	(6,925)

Gross loans, net of deferred loan fees and discount	3,252,313	195,215	3,447,528
Less: Allowance for credit losses	(92,441)	—	(92,441)

Net loans	$3,159,872	$195,215	$3,355,087

As of March 31, 2013, 63.48% of the total gross loan portfolio consisted of commercial real estate loans and 1.67% of the total gross loan portfolio consisted of construction loans, respectively. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At March 31, 2013, the Company held approximately $1.56 billion of fixed rate loans.

At March 31, 2013 and December 31, 2012, loans totaling $2.31 billion and $2.32 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

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

Substandard — Loans classified as substandard include poor liquidity, high leverage, and erratic earnings or losses. The primary source of repayment is no longer realistic, and asset or collateral liquidation may be the only source of repayment. Substandard loans are marginal and require continuing and close supervision by credit management. Substandard loans have the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

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

Loss — Loans classified as loss are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be achieved in the future.

The following table summarizes our internal risk grouping by loan class as of March 31, 2013 and December 31, 2012:

Credit Quality Indicators

	March 31, 2013
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial & industrial	$338,974	$119,560	$48,081	$24,931	$1,395	$532,941
Construction - speculative	3,756	—	13,599	18,272	—	35,627
Construction - non-speculative	6,540	4,317	—	9,219	—	20,076
Commercial real estate - owner occupied	374,300	142,436	88,461	85,950	—	691,147
Commercial real estate - non-owner occupied	926,150	215,660	94,016	69,225	—	1,305,051
Residential real estate (SFR 1-4)	131,708	11,158	4,273	14,883	—	162,022
Dairy and livestock	48,015	64,557	80,048	81,822	4,060	278,502
Agribusiness	3,630	1,050	690	—	—	5,370
Municipal lease finance receivables	65,673	21,249	14,535	8,270	—	109,727
Consumer	37,625	3,206	1,914	1,367	4	44,116
Auto and equipment leases	8,527	2,983	776	136	—	12,422

Total non-covered loans	1,944,898	586,176	346,393	314,075	5,459	3,197,001
Covered loans	47,139	69,482	22,465	60,516	—	199,602

Total gross loans	$1,992,037	$655,658	$368,858	$374,591	$5,459	$3,396,603

	December 31, 2012
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial & industrial	$347,275	$131,186	$44,466	$22,901	$1,594	$547,422
Construction - speculative	1,417	—	15,163	21,314	—	37,894
Construction - non-speculative	9,841	2,767	—	9,219	—	21,827
Commercial real estate - owner occupied	382,111	159,653	78,087	84,116	—	703,967
Commercial real estate - non-owner occupied	888,777	214,901	105,121	77,341	—	1,286,140
Residential real estate (SFR 1-4)	129,730	10,215	3,107	16,236	—	159,288
Dairy and livestock	67,144	108,087	74,510	77,721	117	327,579
Agribusiness	4,969	3,306	806	—	—	9,081
Municipal lease finance receivables	72,432	20,237	11,124	1,974	—	105,767
Consumer	40,650	3,538	1,976	1,339	54	47,557
Auto and equipment leases	8,671	3,225	738	82	—	12,716

Total non-covered loans	1,953,017	657,115	335,098	312,243	1,765	3,259,238
Covered loans	52,637	72,803	31,689	63,354	76	220,559

Total gross loans	$2,005,654	$729,918	$366,787	$375,597	$1,841	$3,479,797

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

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. Our dairy and livestock borrowers continue to experience a difficult operating environment. Milk prices are up, but high feed costs continue to put pressure on profit margins. As part of our qualitative analysis during the current period, we adjusted the attributes used in the allowance for credit losses to account for challenges evident in the current economic environment of the dairy and livestock industry.

Management believes that the ALLL was appropriate at March 31, 2013. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for credit losses; and the recorded investment in held-for-investment loans by portfolio segment and based upon our impairment method as of March 31, 2013, and 2012:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	As of and For the Three Months Ended March 31, 2013
	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy, Livestock / Agribusiness	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
	(Dollars in thousands)

Allowance for loan losses:
Beginning balance, January 1, 2013	$11,652	$2,291	$50,905	$1,588	$18,696	$1,170	$—	$6,139	$92,441
Charge-offs	(357)	—	(142)	—	—	(47)	—	—	(546)
Recoveries	99	126	71	—	14	13	—	—	323
Provision / reallocation of ALLL	919	(293)	(503)	1,044	(2,139)	(3)	—	975	—

Ending balance, March 31, 2013	$12,313	$2,124	$50,331	$2,632	$16,571	$1,133	$—	$7,114	$92,218

Individually evaluated for impairment	$1,055	$—	$429	$—	$2,560	$27	$—	$—	$4,071
Collectively evaluated for impairment	$11,258	$2,124	$49,902	$2,632	$14,011	$1,106	$—	$7,114	$88,147

Loans and financing receivables (2):
Ending balance, March 31, 2013	$532,941	$55,703	$2,158,220	$109,727	$283,872	$56,538	$178,694	$—	$3,375,695
Individually evaluated for impairment	$4,579	$27,491	$55,098	$—	$25,327	$226	$—	$—	$112,721
Collectively evaluated for impairment	$528,362	$28,212	$2,103,122	$109,727	$258,545	$56,312	$—	$—	$3,084,280
Acquired loans with deteriorated credit quality, net of discount	$—	$—	$—	$—	$—	$—	$178,694	$—	$178,694

	As of and For the Three Months Ended March 31, 2012
	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy, Livestock / Agribusiness	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
	(Dollars in thousands)

Allowance for loan losses:
Beginning balance, January 1, 2012	$10,654	$4,947	$51,873	$2,403	$17,278	$1,590	$—	$5,219	$93,964
Charge-offs	(560)	—	(530)	—	(1,150)	(85)	(31)	—	(2,356)
Recoveries	62	27	221	—	—	4	—	—	314
Provision / reallocation of ALLL	1,751	(651)	371	(383)	(48)	(20)	31	(1,051)	—

Ending balance, March 31, 2012	$11,907	$4,323	$51,935	$2,020	$16,080	$1,489	$—	$4,168	$91,922

Individually evaluated for impairment	$421	$—	$787	$—	$221	$81	$—	$—	$1,510
Collectively evaluated for impairment	$11,486	$4,323	$51,148	$2,020	$15,859	$1,408	$—	$4,168	$90,412

Loans and financing receivables (2):
Ending balance, March 31, 2012	$497,625	$67,382	$2,153,345	$114,724	$290,578	$67,862	$241,943	$—	$3,433,459
Individually evaluated for impairment	$7,820	$29,354	$51,153	$—	$8,470	$389	—	$—	$97,186
Collectively evaluated for impairment	$489,805	$38,028	$2,102,192	$114,724	$282,108	$67,473	—	$—	$3,094,330
Acquired loans with deteriorated credit quality, net of discount	$—	$—	$—	$—	$—	$—	$241,943	$—	$241,943

(1)	Represents the allowance and related loan balance in accordance with ASC 310-30.
(2)	Net of purchase accounting discount.

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

The following table presents the recorded investment in non-covered past due and nonaccrual loans and loans past due by class of loans as of March 31, 2013, and December 31, 2012:

Non-Covered Past Due and Nonaccrual Loans

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$1,893	$133	$—	$2,026	$3,387	$527,528	$532,941
Construction - speculative	—	—	—	—	10,620	25,007	35,627
Construction - non-speculative	—	—	—	—	—	20,076	20,076
Commercial real estate - owner occupied	945	—	—	945	1,658	688,544	691,147
Commercial real estate - non-owner occupied	875	—	—	875	18,306	1,285,870	1,305,051
Residential real estate (SFR 1-4)	824	—	—	824	11,561	149,637	162,022
Dairy and livestock	—	—	—	—	9,371	269,131	278,502
Agribusiness	—	—	—	—	—	5,370	5,370
Municipal lease finance receivables	—	—	—	—	—	109,727	109,727
Consumer	63	—	—	63	161	43,892	44,116
Auto and equipment leases	—	—	—	—	65	12,357	12,422

Total non-covered gross loans	$4,600	$133	$—	$4,733	$55,129	$3,137,139	$3,197,001

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$233	$457	$—	$690	$3,136	$543,596	$547,422
Construction - speculative	—	—	—	—	10,663	27,231	37,894
Construction - non-speculative	—	—	—	—	—	21,827	21,827
Commercial real estate - owner occupied	—	—	—	—	5,415	698,552	703,967
Commercial real estate - non-owner occupied	—	—	—	—	15,624	1,270,516	1,286,140
Residential real estate (SFR 1-4)	107	—	—	107	13,102	146,079	159,288
Dairy and livestock	—	—	—	—	9,842	317,737	327,579
Agribusiness	—	—	—	—	—	9,081	9,081
Municipal lease finance receivables	—	—	—	—	—	105,767	105,767
Consumer	74	8	—	82	215	47,260	47,557
Auto and equipment leases	8	—	—	8	—	12,708	12,716

Total non-covered gross loans	$422	$465	$—	$887	$57,997	$3,200,354	$3,259,238

Non-Covered Impaired Loans

At March 31, 2013, the Company had non-covered impaired loans of $112.7 million. Of this amount, there was $10.6 million in nonaccrual commercial construction loans, $11.5 million of nonaccrual single family mortgage loans, $20.0 million of nonaccrual commercial real estate loans, $3.4 million of nonaccrual commercial and industrial loans, $9.4 million of nonaccrual dairy and livestock loans and $226,000 of other loans. These non-covered impaired loans included $87.2 million of loans whose terms were modified in a troubled debt restructure, of which $29.6 million are classified as nonaccrual. The remaining balance of $57.6 million consists of 44 loans performing according to the restructured terms. The impaired loans had a specific allowance of $4.1 million at March 31, 2013. At December 31, 2012, the Company had classified as impaired, non-covered loans with a balance of $108.4 million with a related allowance of $2.3 million.

The following table presents held-for-investment, individually evaluated for impairment by class of loans, as of March 31, 2013 and December 31, 2012:

Non-Covered Impaired Loans

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,873	$3,617	$—	$2,899	$18
Construction - speculative	18,272	18,607	—	18,272	77
Construction - non-speculative	9,219	9,219	—	9,219	141
Commercial real estate - owner occupied	13,616	14,827	—	13,630	122
Commercial real estate - non-owner occupied	27,877	38,306	—	28,092	202
Residential real estate (SFR 1-4)	10,184	12,821	—	10,319	16
Dairy and livestock	20,843	21,874	—	19,170	98
Municipal lease finance receivables	—	—	—	—	—
Consumer	141	196	—	141	—
Auto and equipment leases	—	—	—	—	—

Total	103,025	119,467	—	101,742	674
With a related allowance recorded:
Commercial and industrial	1,706	1,871	1,055	1,723	—
Construction - speculative	—	—	—	—	—
Construction - non-speculative	—	—	—	—	—
Commercial real estate - owner occupied	12	14	1	16	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Residential real estate (SFR 1-4)	3,409	4,040	428	3,415	—
Dairy and livestock	4,484	4,944	2,560	4,603	—
Municipal lease finance receivables	—	—	—	—	—
Consumer	20	22	7	21	—
Auto and equipment leases	65	65	20	22	—

Total	9,696	10,956	4,071	9,800	—

Total non-covered impaired loans	$112,721	$130,423	$4,071	$111,542	$674

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,385	$4,215	$—	$3,766	$43
Construction - speculative	21,314	21,607	—	21,650	311
Construction - non-speculative	9,219	9,219	—	9,219	574
Commercial real estate - owner occupied	13,478	14,569	—	14,459	397
Commercial real estate - non-owner occupied	28,639	38,633	—	29,801	670
Residential real estate (SFR 1-4)	11,079	14,342	—	11,292	54
Dairy and livestock	12,406	13,756	—	11,834	173
Municipal lease finance receivables	263	263	—	443	5
Consumer	142	196	—	145	—
Auto and equipment leases	—	—	—	—	—

Total	99,925	116,800	—	102,609	2,227
With a related allowance recorded:
Commercial and industrial	304	327	289	387	—
Construction - speculative	—	—	—	—	—
Construction - non-speculative	—	—	—	—	—
Commercial real estate - owner occupied	19	19	2	28	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Residential real estate (SFR 1-4)	3,766	4,071	434	3,363	—
Dairy and livestock	4,303	4,340	1,596	4,017	73
Municipal lease finance receivables	—	—	—	—	—
Consumer	73	74	11	75	—
Auto and equipment leases	—	—	—	—	—

Total	8,465	8,831	2,332	7,870	73

Total non-covered impaired loans	$108,390	$125,631	$2,332	$110,479	$2,300

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of March 31, 2013 and December 31, 2012 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Impaired construction speculative loans increased in the second quarter of 2012 due to a participating interest in the Company’s only Shared National Credit loan that was transferred to nonaccrual status. The outstanding balance was $10.6 million as of March 31, 2013.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded zero provision for unfunded commitments for the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, the balance in this reserve was $8.6 million and was included in other liabilities.

Troubled Debt Restructurings (“TDR”)

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Loans that are reported as TDRs are considered impaired and charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 — Summary of Significant Accounting Policies, Troubled Debt Restructurings, included herein.

As of March 31, 2013, we had loans of $87.2 million classified as troubled debt restructured, of which $29.6 million are nonperforming and $57.6 million are performing. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2013, performing TDRs were comprised of 14 commercial real estate loans of $21.5 million, two construction loans of $16.9 million, 13 dairy and livestock loans of $16.0 million, seven single-family residential loans of $2.0 million, and eight commercial and industrial loans of $1.2 million.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $1.8 million and $1.4 million specific allowance to TDRs as of March 31, 2013 and December 31, 2012.

The following are the loans modified as troubled debt restructuring during the three months ended March 31, 2013, and 2012:

Modifications

	For the Three Months Ended March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2013
	(Dollars in thousands)
Commercial and industrial	2	$204	$204	$193
Construction - speculative	—	—	—	—
Construction - non-speculative	—	—	—	—
Commercial real estate - owner occupied	1	168	168	168
Commercial real estate - non-owner occupied	—	—	—	—
Residential real estate (SFR 1-4)	—	—	—	—
Dairy and livestock	8	9,973	9,973	9,855
Municipal lease finance receivables	—	—	—	—

Total non-covered loans	11	10,345	10,345	10,216
Covered loans	—	—	—	—

Total gross loans	11	$10,345	$10,345	$10,216

	For the Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2012
	(Dollars in thousands)
Commercial and industrial	2	$2,534	$2,534	$2,532
Construction - speculative	—	—	—	—
Construction - non-speculative	—	—	—	—
Commercial real estate - owner occupied	1	307	307	304
Commercial real estate - non-owner occupied	1	513	513	513
Residential real estate (SFR 1-4)	—	—	—	—
Dairy and livestock	—	—	—	—
Municipal lease finance receivables	—	—	—	—

Total non-covered loans	4	3,354	3,354	3,349
Covered loans	—	—	—	—

Total gross loans	4	$3,354	$3,354	$3,349

As of March 31, 2013, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the three months ended March 31, 2013.

7.	EARNINGS PER SHARE

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

The table below presents the reconciliation of earnings per share for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$21,615	$22,268
Less: Net earnings allocated to restricted stock	69	72

Net earnings allocated to common shareholders (numerator)	$21,546	$22,196

Weighted average shares outstanding (denominator)	104,564	104,303
Earnings per common share	$0.21	$0.21

Diluted earnings per common share:
Net income allocated to common shareholders (numerator)	$21,546	$22,196

Weighted average shares outstanding	104,564	104,303
Incremental shares from assumed exercise of outstanding options	246	197

Diluted weighted average shares outstanding (denominator)	104,810	104,500
Diluted earnings per common share	$0.21	$0.21

8.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2013. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the three months ended March 31, 2013 and 2012.

Determination of Fair Value

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.

Cash and Cash Equivalents — The carrying amount of cash and cash equivalents is considered to approximate fair value due to the liquidity of these instruments.

Interest-Bearing Balances Due from Depository Institutions — The carrying value of due from depository institutions is considered to approximate fair value due to the short-term nature of these deposits.

FHLB Stock — The carrying amount of FHLB stock approximates fair value, as the stock may be sold back to the FHLB at carrying value.

Investment Securities Held–to- Maturity — Investment securities held-to-maturity are valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held-to-maturity investment as a level 3 valuation.

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

The tables below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Carrying Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$390,638	$—	$390,638	$—
Residential mortgage-backed securities	892,637	—	892,637	—
CMO’s / REMIC’s - residential	477,577	—	477,577	—
Municipal bonds	624,799	—	624,799	—
Other securities	5,022		5,022

Total investment securities - AFS	2,390,673	—	2,390,673	—
Interest rate swaps	21,358	—	21,358	—

Total assets	$2,412,031	$—	$2,412,031	$—

Description of liability
Interest rate swaps	$21,358	$—	$21,358	$—

Total liabilities	$21,358	$—	$21,358	$—

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$359,300	$—	$359,300	$—
Residential mortgage-backed securities	887,598	—	887,598	—
CMO’s / REMIC’s - residential	571,960	—	571,960	—
Municipal bonds	625,429	—	625,429	—
Other securities	5,100		5,100

Total investment securities - AFS	2,449,387	—	2,449,387	—
Interest rate swaps	23,966	—	23,966	—

Total assets	$2,473,353	$—	$2,473,353	$—

Description of liability
Interest rate swaps	$23,966	$—	$23,966	$—

Total liabilities	$23,966	$—	$23,966	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at March 31, 2013 and December 31, 2012, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments with losses during the period.

	Carrying Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Three Months Ended March 31, 2013
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered	$4,169	$—	$—	$4,169	$(2,164)
OREO-non-covered	828	—	—	828	(73)
OREO-covered	—	—	—	—	—

Total assets	$4,997	$—	$—	$4,997	$(2,237)

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2012
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered	$12,460	$—	$—	$12,460	$(3,930)
OREO-non-covered	3,008	—	—	3,008	(336)
OREO-covered	1,067	—	—	1,067	(467)

Total assets	$16,535	$—	$—	$16,535	$(4,733)

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2013 and December 31, 2012, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$135,278	$135,278	$—	$—	$135,278
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	50,981	—	50,981	—	50,981
Investment securities available-for-sale	2,390,673	—	2,390,673	—	2,390,673
Investment securities held-to-maturity	1,975	—	—	2,425	2,425
Total loans, net of allowance for credit losses	3,275,990	—	—	3,394,235	3,394,235
Accrued interest receivable	22,985	—	22,985	—	22,985
Swaps	21,358	—	21,358	—	21,358
Liabilities
Deposits:
Noninterest-bearing	$2,366,719	$2,366,719	$—	$—	$2,366,719
Interest-bearing	2,319,442	—	2,320,514	—	2,320,514
Borrowings	699,117	—	727,065	—	727,065
Junior subordinated debentures	46,393	—	46,649	—	46,649
Accrued interest payable	1,306	—	1,306	—	1,306
Swaps	21,358	—	21,358	—	21,358

	December 31, 2012
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$98,431	$98,431	$—	$—	$98,431
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	56,651	—	56,651	—	56,651
Investment securities available-for-sale	2,449,387	—	2,449,387	—	2,449,387
Investment securities held-to-maturity	2,050	—	—	2,515	2,515
Total loans, net of allowance for credit losses	3,355,087	—	—	3,503,332	3,503,332
Accrued interest receivable	22,355	—	22,355	—	22,355
Swaps	23,966	—	23,966	—	23,966
Liabilities
Deposits:
Noninterest-bearing	$2,420,993	$2,420,993	$—	$—	$2,420,993
Interest-bearing	2,352,994	—	2,354,126	—	2,354,126
Borrowings	698,178	—	727,512	—	727,512
Junior subordinated debentures	67,012	—	67,415	—	67,415
Accrued interest payable	1,493	—	1,493	—	1,493
Swaps	23,966	—	23,966	—	23,966

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 40 Business Financial Centers and five Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

The following table represents the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 — Summary of Significant Accounting Policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Three Months Ended March 31, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$35,435	$12,788	$10,590	$—	$58,813
Credit for funds provided (1)	6,312	—	2,559	(8,871)	—

Total interest income	41,747	12,788	13,149	(8,871)	58,813

Interest expense	1,499	2,417	308	—	4,224
Charge for funds used (1)	1,073	10,514	(2,716)	(8,871)	—

Total interest expense	2,572	12,931	(2,408)	(8,871)	4,224

Net interest income	39,175	(143)	15,557	—	54,589

Provision for credit losses	—	—	—		—

Net interest income after provision for credit losses	39,175	(143)	15,557	—	54,589

Noninterest income	5,106	2,094	(455)	—	6,745
Noninterest expense	11,577	184	19,037	—	30,798

Segment pre-tax profit (loss)	$32,704	$1,767	$(3,935)	$—	$30,536

Segment assets as of March 31, 2013	$4,985,725	$2,622,402	$788,016	$(2,130,376)	$6,265,767

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Three Months Ended March 31, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$37,671	$15,363	$13,031	$—	$66,065
Credit for funds provided (1)	6,347	—	2,600	(8,947)	—

Total interest income	44,018	15,363	15,631	(8,947)	66,065
Interest expense	2,051	4,548	864	—	7,463
Charge for funds used (1)	1,097	10,028	(2,178)	(8,947)	—

Total interest expense	3,148	14,576	(1,314)	(8,947)	7,463

Net interest income	40,870	787	16,945	—	58,602
Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	40,870	787	16,945	—	58,602
Noninterest income	5,983	—	(727)	—	5,256
Noninterest expense	11,898	195	18,119	—	30,212
Debt termination	—	—	—	—	—

Segment pre-tax profit (loss)	$34,955	$592	$(1,901)	$—	$33,646

Segment assets as of December 31, 2012	$4,838,109	$2,749,505	$922,575	$(2,004,106)	$6,506,083

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2013, the Bank entered into 88 interest-rate swap agreements with customers and 88 with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans, and at the same time, the Bank enters into a swap with the counterparty bank to allow the Bank to pass on the interest-rate risk associated with fixed rate loans. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations. Our interest rate swap derivatives are subject to a master netting agreement with one counterparty bank. None of our derivative assets and liabilities are offset in the balance sheet.

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure.

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2013, and December 31, 2012, the total notional amount of the Company’s swaps was $238.2 million, and $240.1 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below:

	March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$21,358	Other liabilities	$21,358

Total derivatives		$21,358		$21,358

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,966	Other liabilities	$23,966

Total derivatives		$23,966		$23,966

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the three months ended March 31, 2013, and 2012:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended March 31,
		2013	2012
		(Dollars in thousands)
Interest rate swaps	Other income	$—	$503

Total		$—	$503

11.	OTHER COMPREHENSIVE INCOME/(LOSS)

The table below provides a summary of the changes in accumulated other comprehensive income (“OCI”) for the three months ended March 31, 2013.

	For the Three Months Ended March 31, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(11,696)	$(4,913)	$(6,783)
Net realized gains reclassified into earnings(1)	(2,094)	(879)	(1,215)

Net change	$(13,790)	$(5,792)	$(7,998)

(1)	Net realized gains are included in noninterest income in the unaudited condensed consolidated statements of earnings and comprehensive income for the three months ended March 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of CVB Financial Corp. and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s unaudited condensed consolidated financial statements are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

•	Allowance for Credit Losses

•	Troubled Debt Restructurings

•	Investment Securities

•	Goodwill Impairment

•	Acquired Loans

•	Covered Loans

•	Covered Other Real Estate Owned

•	FDIC Loss Sharing Asset

•	Non-Covered Other Real Estate Owned

•	Fair Value of Financial Instruments

•	Income Taxes

•	Share-based compensation

Our significant accounting policies are described in greater detail in our 2012 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the three months ended March 31, 2013, we reported net income of $21.6 million, compared with $22.3 million for the same period of 2012, a decrease of $653,000, or 2.93%. Diluted earnings per share were $0.21 per share for the three months ended March 31, 2013, compared to $0.21 per share for the same period in 2012. Net income for the first quarter of 2013 included a net pre-tax gain of $2.1 million on the sale of investment securities, and a $1.0 million accrual for potential interest and penalties associated with prior years’ federal and state income tax returns.

Net income for the three months ended March 31, 2013 produced a return on average equity of 11.32% and a return on average assets of 1.38%, compared to a return on average equity of 12.27% and a return on average assets of 1.37% for the same period of 2012.

Net interest income, before the provision for credit losses of $54.6 million for the three months ended March 31, 2013 decreased $4.0 million, or 6.85%, compared to the same period in 2012. Excluding the impact of the yield adjustment on covered loans, our tax equivalent (TE) net interest margin was 3.54% for the three months ended March 31, 2013, compared with 3.60% for the three months ended December 31, 2012 and 3.69% for the three months ended March 31, 2012. Total cost of funds decreased to 0.31% for the first quarter of 2013, from 0.32% for the fourth quarter of 2012, and from 0.52% for the three months ended March 31, 2012.

Noninterest income was $6.7 million for the three months ended March 31, 2013, compared with $5.7 million for the three months ended December 31, 2012 and $5.3 million for the three months ended March 31, 2012. Noninterest income for the three months ended March 31, 2013 increased primarily due to a $2.1 million net pre-tax gain on the sale of investment. The net gain on sale of securities was somewhat offset by a $4.0 million net decrease in the FDIC loss sharing asset for the three months ended March 31, 2013, compared to a $2.6 million net decrease for the three months ended December 31, 2012 and a $2.9 million net decrease in the three months ended March 31, 2012.

Our efficiency ratio was 50.21% for the three months ended March 31, 2013, compared to 47.22% for the three months ended December 31, 2012, and 47.31% for the three months ended March 31, 2012. As a percentage of average assets, noninterest expense was 1.97% for the first quarter of 2013, compared to 1.85% for the same period in 2012.

Noninterest expense for the three months ended March 31, 2013 was $30.8 million, an increase of $1.8 million over the three months ended December 31, 2012 and an increase of $586,000 over the three months ended March 31, 2012. The quarter-over-quarter increase was due to the release of $1.0 million in reserves for unfunded commitments during the three months ended December 31, 2012, and a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns.

The Company reported total assets of $6.27 billion at March 31, 2013. This represented a decrease of $97.6 million, or 1.53%, from total assets of $6.36 billion at December 31, 2012. Earning assets totaled $5.94 billion at March 31, 2013, a decrease of $99.3 million, or 1.65%, when compared with total earning assets of $6.04 billion at December 31, 2012. The decrease in earning assets was primarily due to a $79.3 million decrease in loans and a $58.8 million decrease in investment securities.

Investment securities totaled $2.39 billion at March 31, 2013, down from $2.45 billion at December 31, 2012. During the first quarter of 2013, we identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing an ongoing deterioration in yield. We elected to sell these securities and recognized a net gain on sale of $2.1 million. As of March 31, 2013, we had a pre-tax unrealized gain of $60.8 million on our overall securities portfolio. $36.9 million of this unrealized gain is attributed to our municipal securities portfolio, and $23.9 million is attributed to the remainder of the portfolio, which is predominantly mortgage-backed securities (“MBS”). For the three months ended March 31, 2013, we purchased $159.2 million in MBS with an average yield of 1.81% and $8.2 million in municipal securities with an average tax-equivalent yield of 3.16%.

Total loans and leases, net of deferred fees and discount, of $3.37 billion at March 31, 2013, decreased by $79.3 million, or 2.30%, from $3.48 billion at December 31, 2012. Quarter-over-quarter, non-covered loans decreased by $62.8 million, while covered loans declined by $16.5 million. $49.1 million of the $62.8 million decrease in non-covered loans was attributed to our Dairy and Livestock lending sector. The majority of the decline in dairy loans was due to seasonality. Non-covered commercial real estate loans totaled $2.0 billion at March 31, 2013, an increase of $6.1 million when compared with December 31, 2012. Non-covered commercial and industrial loans of $532.9 million at March 31, 2013 decreased $14.5 million when compared with December 31, 2012. The market remains very competitive for new loan originations for both commercial real estate and commercial and industrial loans. We continue to focus our sales effort on these two key areas but continue to seek lending opportunities that meet our credit quality guidelines.

Noninterest bearing deposits were $2.37 billion at March 31, 2013, a decrease of $54.3 million, or 2.24%, compared to $2.42 billion at December 31, 2012. At March 31, 2013, noninterest bearing deposits were 50.50% of total deposits, compared to 50.71% at December 31, 2012 and 45.31% at March 30, 2012. Our average cost of total deposits for the three months ended March 31, 2013 was 11 basis points, compared to 14 basis points for the same period in 2012.

Our capital ratios are well-above regulatory standards. As of March 31, 2013, our Tier 1 leverage capital ratio totaled 11.54%, our Tier 1 risk-based capital ratio totaled 18.36% and our total risk-based capital ratio totaled 19.63%.

Total equity increased $5.2 million, or 0.69%, to $768.2 million at March 31, 2013, compared with total equity of $763.0 million at December 31, 2012.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Net earnings	$21,615	$22,268
Earnings per common share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21
Return on average assets	1.38%	1.37%
Return on average shareholders’ equity	11.32%	12.27%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Interest income
Interest income-accretion	$4,393	$4,692
Other income
Decrease in FDIC loss share asset	(4,023)	(2,944)
Net gains on sale of OREO	376	136
Expenses
Legal and professional	(131)	(518)
OREO write-down	—	(159)
OREO expenses	(58)	(111)
Other expenses (appraisals, and etc.)	(275)	(61)

Net income before income taxes related to covered assets	$282	$1,035

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, net increase (decrease) in the FDIC loss sharing asset as well as the other noninterest expenses related to covered loans.

The discount accretion of $4.4 million for the three months ended March 31, 2013, recognized as part of interest income from covered loans, decreased $299,000, compared to $4.7 million for the same period in 2012. The discount accretion was reduced by the changes in the FDIC loss sharing asset, a net decrease of $4.0 million for the three months ended March 31, 2013, compared to a net decrease of $2.9 million for the same period in 2012.

Our credit loss experience on loans acquired from the SJB acquisition continued to improve during the first quarter of 2013. At March 31, 2013, the remaining discount associated with the SJB loans approximated $20.9 million. Based on the current forecast of expected cash flows, approximately $13.2 million of the discount is expected to accrete into interest income over the remaining lives of the respective pools and individual loans, which approximates 4.9 years and 0.9 year, respectively. The FDIC loss sharing asset totaled $14.2 million at March 31, 2013. The loss sharing asset will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 1.5 years.

The Company also recognized net gain on sales of covered assets of $376,000 for the three months ended March 31, 2013, compared to $136,000 for the same period in 2012.

Noninterest expense related to covered assets includes OREO expense, legal and professional expenses and other covered asset expenses totaled $464,000 for the three months ended March 31, 2013, compared to $849,000 for the same period in 2012. Covered loans decreased $87.8 million to $199.6 million at March 31, 2013 from $287.4 million at March 31, 2012.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. As of March 31, 2013, our balance sheet is slightly asset-sensitive over a one-year horizon assuming no balance sheet growth; meaning interest-earning assets will generally reprice faster than interest-bearing liabilities. Therefore, our net interest margin is likely to modestly increase in sustained periods of rising interest rates and decrease modestly in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

	Interest-Earning Assets and Interest-Bearing Liabilities
	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$1,792,429	$6,747	1.52%	$1,644,928	$9,170	2.26%
Tax-advantaged	625,850	5,541	4.85%	648,684	5,796	4.94%
Investment in FHLB stock	56,336	343	2.47%	72,194	90	0.50%
Federal funds sold & interest-earning deposits with other institutions	92,205	135	0.59%	284,346	285	0.40%
Loans HFS	75	1	5.41%	7,445	4	0.22%
Loans (2)	3,401,825	41,653	4.97%	3,476,480	46,028	5.32%
Yield adjustment to interest income from discount accretion	(24,075)	4,393		(50,155)	4,692

Total earning assets	5,944,645	58,813	4.15%	6,083,922	66,065	4.53%
Total non earning assets	391,964			475,452

Total assets	$6,336,609			$6,559,374

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$1,633,789	882	0.22%	$1,753,479	1,157	0.27%
Time deposits	711,942	359	0.20%	813,957	496	0.25%

Total interest-bearing deposits	2,345,731	1,241	0.21%	2,567,436	1,653	0.26%
FHLB advances and other borrowings	806,613	2,983	1.50%	1,096,517	5,810	2.10%

Interest-bearing liabilities	3,152,344	4,224	0.54%	3,663,953	7,463	0.81%

Noninterest-bearing deposits	2,322,640			2,079,571
Other liabilities	87,143			86,137
Stockholders’ equity	774,482			729,713

Total liabilities and stockholders’ equity	$6,336,609			$6,559,374

Net interest income		$54,589			$58,602

Net interest income excluding discount		$50,196			$53,910

Net interest spread – tax equivalent			3.61%			3.72%
Net interest spread – tax equivalent excluding discount			3.29%			3.35%
Net interest margin			3.83%			3.89%
Net interest margin – tax equivalent			3.86%			4.04%
Net interest margin – tax equivalent excluding discount			3.54%			3.69%
Net interest margin excluding loan fees			3.77%			3.87%
Net interest margin excluding loan fees – tax equivalent			3.80%			4.01%

(1)	Non tax-equivalent (TE) rate was 2.30%, and 2.64% for the three months ended March 31, 2013, and 2012, respectively.
(2)	Includes loan fees of: $741, and $342 for the three months ended March 31, 2013, and 2012, respectively. Prepayment penalty fees of $954, and $869 are included in interest income for the three months ended March 31, 2013, and 2012, respectively.
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended March 31, 2013, and 2012 include a yield adjustment of $4.4 million, and $4.7 million, respectively, related to discount accretion on covered loans. As a result, these yield adjustments are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended March 31,
(Dollars in thousands)	2013			2012
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Total interest-earning assets (TE)	$5,944,645	$60,845	4.15%	$6,083,922	$68,238	4.53%
Discount on acquired loans	24,075	(4,393)		50,155	(4,692)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$5,968,720	$56,452	3.83%	$6,134,077	$63,546	4.16%

Net interest income and net interest margin (TE)		$56,621	3.86%		$60,775	4.04%
Yield adjustment to interest income from discount accretion		(4,393)			(4,692)

Net interest income and net interest margin (TE), excluding yield adjustment		$52,228	3.54%		$56,083	3.69%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense, and Net Interest Income

	Comparision of Three Months Ended March 31, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$813	$(2,970)	$(266)	$(2,423)
Tax-advantaged securities	(172)	(86)	3	(255)
Investment in FHLB stock	(19)	349	(77)	253
Fed funds sold & interest-earning deposits with other institutions	(193)	132	(89)	(150)
Loans HFS	(4)	96	(95)	(3)
Loans	(1,084)	(3,363)	72	(4,375)
Yield adjustment from discount accretion	(2,776)	5,161	(2,684)	(299)

Total interest income	(3,435)	(681)	(3,136)	(7,252)
Interest expense:
Savings deposits	(77)	(213)	15	(275)
Time deposits	(60)	(88)	11	(137)
Other borrowings	(1,575)	(1,701)	449	(2,827)

Total interest expense	(1,712)	(2,002)	475	(3,239)

Net interest income	$(1,723)	$1,321	$(3,611)	$(4,013)

Excluding the impact of the yield adjustment on covered loans, our net interest margin (tax equivalent) was 3.54% for the three months ended March 31, 2013, compared to 3.60% for the three months ended December 31, 2012, and 3.69% for the three months ended March 31, 2012. Total average earning asset yields (excluding discount) decreased to 3.83% for the three months ended March 31, 2013, from 3.87% for the three months ended December 31, 2012, and 4.16% for the three months ended March 31, 2012. Total cost of funds decreased to 0.31% for the three months ended March 31, 2013, from 0.32% for the three months ended December 31, 2012, and 0.52% for the three months ended March 31, 2012.

The average balance of total loans decreased $74.7 million to $3.40 billion for the three months ended March 31, 2013, compared to $3.48 billion for the same period in 2012. The average yield on loans was 4.97% for the three months ended March 31, 2013, compared to 5.32% for the same period in 2012. Lower rates on mortgages have resulted in larger volumes of refinancings, which have impacted the prepayment speeds within our current portfolio. We also continued to see competitive pressure on rates in all classes of loans, particularly commercial real estate secured loans. We earned $954,000 in loan prepayment penalty fees for the three months ended March 31, 2013, compared with $751,000 for the three months ended March 31, 2012.

Total average earning assets of $5.94 billion decreased $139.3 million, or 2.29%, from $6.08 billion for the three months ended March 31, 2012. This decrease was principally due to a $192.1 million decrease in interest-earning cash to $92.2 million, compared to $284.3 million for the same period in 2012 as a result of prepaying $250.0 million of FHLB advances during the third quarter of 2012 and $68.6 million redemption of junior subordinated debentures through March 31, 2013. The average investment in FHLB stock also decreased $15.9 million to $56.3 million for the three months ended March 31, 2013, compared to $72.2 million for the same period in 2012. The total average loan balance, net of discount, also decreased $48.6 million. These decreases were partially offset by an increase of $124.7 million in lower yielding investment securities to $2.42 billion for the three months ended March 31, 2013, compared to $2.29 billion for the same period in 2012. The yield on investment securities continued to decline, partially driven by the Federal Reserve Bank’s ongoing stimulus program of purchasing longer term debt in the open market.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at March 31, 2013 and 2012. As of March 31, 2013 and 2012, we had $55.1 million and $55.3 million of non-covered non-accrual loans, respectively. Had non-covered nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $1.3 million and $594,000 greater for the three months ended March 31, 2013 and 2012, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $741,000 for the three months ended March 31, 2013, compared to $342,000 for the three months ended March 31, 2012.

Interest income on investments of $12.3 million for the three months ended March 31, 2013, decreased $2.7 million, or 17.89%, from $15.0 million for the three months ended March 31, 2012. Total yield (TE) on investments was 2.39% for the three months ended March 31, 2013, compared to 3.03% for the same period in 2012. We have been strategically reinvesting our cash flow from our investment portfolio, carefully weighing current rates and overall interest rate risks and we continually adjust our investment strategies in response to the changing interest rate environment. During the first quarter we identified 13 securities with a par value of $94.2 million and a weighted average yield of approximately 2.05% that were experiencing accelerated prepayment speeds that were causing an ongoing deterioration in yield. We elected to sell these securities and recognized a net gain on sale of $2.1 million. We used the sale proceeds to reinvest in additional securities. During the first quarter of 2013, we purchased $159.2 million in MBS with an average yield of 1.81% and an average duration of about 4 years. We also purchased $34.8 million in SBA Pools with an average yield of 2.09% and $8.2 million in municipal securities with an average tax-equivalent yield of 3.16%.

Interest expense of $4.2 million for the three months ended March 31, 2013 decreased $3.2 million, or 43.40%, compared to $7.5 million for the same period in 2012. The average rate paid on interest-bearing liabilities decreased 27 basis points, to 0.54% in the three months ended March 31, 2013 from 0.81% in 2012 as a result of the low interest rate environment that we are currently experiencing as well as the mix of interest-bearing liabilities.

Contributing to the decline in interest expense was lower rates paid on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.21% for the three months ended March 31, 2013, compared to 0.27% for the same period in 2012). Average noninterest-bearing deposits grew to $2.32 billion, or 49.75% of total average deposits for the three months ended March 31, 2013, compared to $2.08 billion, or 44.75% of total average deposits for the same period in 2012. The decrease in rates paid on total deposits (0.11% for the three months ended March 31, 2013 compared to 0.14% for the same period in 2012) also contributed to our lower cost of funds.

Other borrowings typically have higher interest costs than interest-bearing deposits. The $2.8 million decrease in interest from other borrowings during the three months ended March 31, 2013 was due to the redemption of $250.0 million of fixed rate loans from the FHLB during the third quarter of 2012, and $68.6 million redemption of junior subordinated debentures through March 31, 2013. The FHLB loans carried an average coupon rate of 3.39% and a weighted average remaining life of 2.6 years. We also repaid $100.0 million of FHLB loans, with a coupon rate of 2.89%, at the end of December, 2011. On January 7, 2012, we redeemed all outstanding debentures and trust preferred securities issued by First Coastal Capital Trust II for a total consideration of approximately $6.8 million. During 2012, we redeemed $41.2 million of CVB Statutory Trust I junior subordinated debentures bearing interest at 2.85% above the 90-day LIBOR. During the three months ended March, 2013, we redeemed $20.6 million, or 50%, of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II. The remaining 50% of outstanding capital and common securities issued by CVB Statutory Trust II was redeemed on April 7, 2013.

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

Our provision for credit losses on non-covered loans was zero for the three months ended March 31, 2013 and 2012. We believe the allowance is appropriate at March 31, 2013. We periodically assess the quality of our portfolio to determine whether additional provisions for credit losses are necessary. The ratio of the allowance for credit losses to total non-covered net loans as of March 31, 2013 and December 31, 2012 was 2.89% and 2.84%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment. Net charge-offs totaled $223,000 during the three months ended March 31, 2013, compared to $2.0 million for the same period in 2012. See “Risk Management — Credit Risk” herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for credit losses on the covered SJB loans in 2009. During the three months ended March 31, 2013 and 2012, there was zero and $31,000, respectively, in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition. Our provision for credit losses on covered SJB loans was zero for the three months ended 2013, compared to provision of $31,000 for credit losses for the same period in 2012. An offsetting adjustment was recorded to the FDIC loss sharing asset based on the appropriate loss sharing percentage.

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

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Three Months Ended March 31,
	2013	2012	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,826	$4,124	$(298)
Trust and investment services	2,005	2,185	(180)
Bankcard services	839	919	(80)
BOLI income	743	750	(7)
Gain on sale of investment securities, net	2,094	—	2,094
Decrease in FDIC loss sharing asset, net	(4,023)	(2,944)	(1,079)
Gain on OREO	564	182	382
Loss on loans held-for-sale	—	(1,219)	1,219
Other	697	1,259	(562)

Total noninterest income	$6,745	$5,256	$1,489

Noninterest income of $6.7 million for the three months ended March 31, 2013 increased $1.5 million, or 28.33%, over noninterest income of $5.3 million for the same period in 2012. This year-over-year increase was primarily due to a $2.1 million net pre-tax gain on the sale of investment securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds, resulting in a deterioration in yield, compared to zero gain on sale of securities for the same period in 2012. The net gain on sale of securities was somewhat offset by a $4.0 million net decrease in the FDIC loss sharing asset during the first quarter of 2013, compared to a $2.9 million net decrease in the first quarter of 2012. We recorded a $1.2 million impairment charge for a large covered held-for-sale note during the first quarter of 2012.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management Group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2013, CitizensTrust had approximately $2.24 billion in assets under management and administration, including $1.68 billion in assets under management. CitizensTrust generated fees of $2.0 million for the three months ended March 31, 2013, compared to $2.2 million for the same period in 2012.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $743,000 for the three months ended March 31, 2013 decreased $7,000, or 0.93% from the same period in 2012.

Other noninterest income of $697,000 for the three months ended March 31, 2013 decreased $562,000, or 44.64%, compared to $1.3 million for the same period in 2012. This decrease was primarily due to a $426,000 decrease in swap fee income.

Noninterest Expense

The following table sets for the various components of noninterest expense for the periods indicated.

	For the Three Months Ended March 31,
	2013	2012	Variance
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$17,300	$16,721	$579
Occupancy	2,622	2,847	(225)
Equipment	1,060	1,101	(41)
Professional services	1,596	1,991	(395)
Software licenses and maintenance	1,152	909	243
Stationary and supplies	988	949	39
Promotion	1,258	1,251	7
Amortization of intangibles	438	816	(378)
OREO expense	330	730	(400)
Regulatory assessments	890	942	(52)
Loan expense	663	440	223
Other	2,501	1,515	986

Total noninterest expense	$30,798	$30,212	$586

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.97% for the three months ended March 31, 2013, compared to 1.85% for the same period in 2012.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the three months ended March 31, 2013, the efficiency ratio was 50.21%, compared to 47.31% for the same period in 2012.

The overall increase of $586,000 in noninterest expense for the three months ended March 31, 2013 was primarily attributable to a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns included in other expense and $579,000 in salaries and related expenses due to increases in employee benefits and payroll taxes. The increases in expenses were partially offset by decreases of $400,000 in OREO expense, $395,000 in professional services, $378,000 in amortization of intangibles, and $225,000 in occupancy expense.

The $395,000 decrease in professional services expense was primarily due to a $576,000 decrease in other professional services, offset by an $181,000 increase in legal expenses associated with credit and collection issues, the federal securities class action litigation, and other litigation issues in which the Company is involved. See “Part II, Item 1 — Legal Proceedings”.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 was 29.21%, compared to 33.82% for the same period in 2012. Our effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We benefited from $1.4 million of enterprise zone tax credits reflected during the three months ended March 31, 2013.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period. The majority of tax-advantaged income is derived from municipal securities.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three months ended March 31, 2013 and 2012. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$41,747	$44,018
Interest expense (1)	2,572	3,148

Net interest income	$39,175	$40,870

Noninterest income	5,106	5,983
Noninterest expense	11,577	11,898

Segment pre-tax profit	$32,704	$34,955

Balance Sheet
Average loans	$2,600,153	$2,601,090
Average interest-bearing deposits and customer repurchases	$2,635,719	$2,866,246
Yield on loans (2)	5.53%	5.82%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.29%

(1) Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

(2) Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the three months ended March 31, 2013, Business Financial and Commercial Banking Centers’ segment pre-tax profit decreased by $2.3 million, or 6.44%, compared to the same period last year. This was primarily due to a decrease in net interest income of $1.7 million, or 4.15%, compared to the first quarter of 2012. Noninterest income decreased $877,000, or 14.66% for the three months ended March 31, 2013, compared to the same period in 2012. The decrease in net interest income was due to a decrease of $2.3 million in interest income, offset by a decrease of $576,000 in interest expense. The decrease in net interest income was primarily due to a 29 basis point decrease in the loan yield during the first quarter of 2013, compared to the same period in 2012.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three months ended March 31, 2013 and 2012. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income(1)	$12,788	$15,363
Interest expense(1)	12,931	14,576

Net interest income	$(143)	$787

Noninterest income	2,094	—
Noninterest expense	184	195
Debt termination	—	—

Segment pre-tax profit	$1,767	$592

Balance Sheet
Average investments	$2,418,279	$2,293,612
Average interest-bearing deposits	$240,002	$240,001
Average borrowings	$225,629	$448,704
Yield on investments-TE	2.39%	3.03%
Non-tax equivalent yield	2.30%	2.64%
Rate paid on borrowings	4.15%	3.96%

(1) Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the three months ended March 31, 2013, the Company’s Treasury department reported pre-tax income of $1.8 million. This increase was primarily due to a $2.1 million net pre-tax gain on sale of securities during the first quarter of 2013. This increase was partially offset by a $2.6 million reduction in interest income due to a 64 basis point decrease in yield on investments (TE) and a $124.7 million increase in average investments in 2013. Interest expense decreased $1.7 million primarily due to a $223.1 million decrease in average borrowings compared to the same period in 2012.

Other

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income(1)	$13,149	$15,631
Interest expense(1)	(2,408)	(1,314)

Net interest income	$15,557	$16,945

Provision for cedit losses	—	—
Noninterest income	(455)	(727)
Noninterest expense	19,037	18,119

Pre-tax loss	$(3,935)	$(1,901)

Balance Sheet
Average loans	$777,672	$832,680
Average interest-bearing deposits and customer repurchases	$4,001	$378
Yield on loans	5.53%	6.31%

(1) Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax loss of $3.9 million for the three months ended March 31, 2013. This represented an increase in pre-tax loss of $2.0 million or 106.97%, from a pre-tax loss of $1.9 million for the same period in 2012. The increase in pre-tax loss was primarily attributed to a decrease of $1.4 million in net interest income and an increase of $917,000 in noninterest expense due to a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns included in other expense.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.27 billion at March 31, 2013. This represented a decrease of $97.6 million, or 1.53%, from total assets of $6.36 billion at December 31, 2012. Earning assets totaled $5.94 billion at March 31, 2013. This represented a decrease of $99.3 million, or 1.65%, from total earning assets of $6.04 billion at December 31, 2012. The decrease in earning assets during the first quarter of 2013 was primarily due to $79.3 million decrease in loans and $58.8 million decrease in investment securities. Total liabilities were $5.50 billion at March 31, 2013, down $102.8 million, or 1.84%, from total liabilities of $5.60 billion at December 31, 2012. Total equity increased $5.2 million, or 0.69%, to $768.2 million at March 31, 2013, compared to total equity of $763.0 million at December 31, 2012.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at March 31, 2013 and December 31, 2012.

At March 31, 2013, we reported total investment securities of $2.39 billion. This represented a decrease of $58.8 million, or 2.40%, from total investment securities of $2.45 billion at December 31, 2012. Investment securities comprise 38.19% of the Company’s total earning assets at March 31, 2013. During the first quarter of 2013, we identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing an ongoing deterioration in yield. We elected to sell these securities and recognized a net gain on sale of $2.1 million. No securities were sold during the first quarter of 2012.

At March 31, 2013, securities held as available-for-sale had a fair value of $2.39 billion with an amortized cost of $2.33 billion. At March 31, 2013, the net unrealized holding gain on securities was $60.8 million and that resulted in accumulated other comprehensive income of $35.3 million (net of $25.5 million in deferred taxes). At December 31, 2012, the Company had a pre-tax net unrealized gain on total investment securities of $74.6 million and accumulated other comprehensive income of $43.3 million (net of deferred taxes of $31.3 million).

The table below sets forth investment securities available-for-sale at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$391,336	$845	$(1,543)	$390,638	16.34%
Residential mortgage-backed securities	874,913	21,139	(3,415)	892,637	37.34%
CMO’s / REMIC’s—residential	470,694	7,439	(556)	477,577	19.98%
Municipal bonds	587,949	37,264	(414)	624,799	26.13%
Other securities	5,000	22	—	5,022	0.21%

Total investment securities	$2,329,892	$66,709	$(5,928)	$2,390,673	100.00%

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$357,960	$1,588	$(248)	$359,300	14.67%
Residential mortgage-backed securities	862,196	25,529	(127)	887,598	36.24%
CMO’s / REMIC’s—residential	565,968	7,402	(1,410)	571,960	23.35%
Municipal bonds	583,692	41,920	(183)	625,429	25.53%
Other securities	5,000	100	—	5,100	0.21%

Total investment securities	$2,374,816	$76,539	$(1,968)	$2,449,387	100.00%

The weighted-average yield (TE) on the investment portfolio at March 31, 2013 was 2.36% with a weighted-average life of 3.5 years. This compares to a weighted-average yield of 2.47% at December 31, 2012 with a weighted-average life of 3.1 years and a yield of 2.80 % at March 31, 2012 with a weighted-average life of 3.9 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 74% of the securities in the total investment portfolio, at March 31, 2013, are issued by the U.S government or U.S. government-sponsored agencies and enterprises which have the implied guarantee payment of principal and interest. As of March 31, 2013, approximately $162.1 million in U.S. government agency bonds are callable.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-to-maturity:
CMO	$—	$—	$—	$—	$—	$—

Available-for-sale:
Government agency	$182,843	$1,543	$—	$—	$182,843	$1,543
Residential mortgage-backed securities	173,748	3,415	—	—	173,748	3,415
CMO / REMICs—residential	45,399	539	5,460	17	50,859	556
Municipal bonds	26,788	343	2,207	71	28,995	414
Other securities	—	—	—	—	—	—

Total	$428,778	$5,840	$7,667	$88	$436,445	$5,928

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Held-to-maturity:
CMO	$—	$—	$—	$—	$—	$—

Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO / REMICs—residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

During the three months ended March 31, 2013 and 2012, we recorded zero other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

At March 31, 2013, we reported total loans and lease finance receivables, net of deferred loan fees and discount, of $3.37 billion. This represents a decrease of $79.3 million, or 2.30%, from total loans, net of deferred loan fees, of $3.45 billion at December 31, 2012. Non-covered loans and covered loans decreased by $62.8 million and $16.5 million, respectively, for the three months ended March 31, 2013. $49.1 million of the $62.8 million decrease in non-covered loans was attributed to our Dairy and Livestock lending sector. The majority of the decline in dairy loans was due to seasonality.

Total loans, net of deferred loan fees, comprise 56.73% of our total earning assets. The following tables present our loan portfolio, excluding held-for-sale loans, segregated into covered versus non-covered loans, by category as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$532,941	$25,314	$558,255
Real estate:
Construction	55,703	1,061	56,764
Commercial real estate	1,996,198	160,069	2,156,267
SFR mortgage	162,022	1,321	163,343
Consumer	44,116	5,967	50,083
Municipal lease finance receivables	109,727	—	109,727
Auto and equipment leases, net of unearned discount	12,422	—	12,422
Dairy and livestock	278,502	—	278,502
Agribusiness	5,370	5,870	11,240

Gross loans	3,197,001	199,602	3,396,603
Less:
Purchase accounting discount	—	(20,908)	(20,908)
Deferred loan fees, net	(7,487)	—	(7,487)

Gross loans, net of deferred loan fees and discount	3,189,514	178,694	3,368,208
Less: Allowance for credit losses	(92,218)	—	(92,218)

Net loans	$3,097,296	$178,694	$3,275,990

Allowance for credit losses as a % of loans, net of deferred loan fees	2.89%

	December 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$547,422	$26,149	$573,571
Real estate:
Construction	59,721	1,579	61,300
Commercial real estate	1,990,107	179,428	2,169,535
SFR mortgage	159,288	1,415	160,703
Consumer	47,557	6,337	53,894
Municipal lease finance receivables	105,767	—	105,767
Auto and equipment leases, net of unearned discount	12,716	—	12,716
Dairy and livestock	327,579	—	327,579
Agribusiness	9,081	5,651	14,732

Gross loans	3,259,238	220,559	3,479,797
Less:
Purchase accounting discount	—	(25,344)	(25,344)
Deferred loan fees, net	(6,925)	—	(6,925)

Gross loans, net of deferred loan fees and discount	3,252,313	195,215	3,447,528
Less: Allowance for credit losses	(92,441)	—	(92,441)

Net loans	$3,159,872	$195,215	$3,355,087

Allowance for credit losses as a % of loans, net of deferred loan fees	2.84%

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of March 31, 2013.

	March 31, 2013

Non-Covered Loans by Market Area	Total Non-Covered Loans		Commercial Real Estate Loans

	(Dollars in thousands)
Los Angeles County	$1,198,804	37.5%	$808,143	40.5%
Inland Empire	601,204	18.8%	483,652	24.2%
Central Valley	646,987	20.2%	390,820	19.6%
Orange County	455,543	14.2%	182,514	9.1%
Other Areas (1)	294,463	9.3%	131,069	6.6%

	$3,197,001	100.0%	$1,996,198	100.0%

(1) Other areas include loans that are out-of-state or in other areas of California.

	March 31, 2013
Covered Loans by Market Area	Total Covered Loans		Covered Commercial Real Estate Loans

	(Dollars in thousands)
Los Angeles County	$14,194	7.1%	$9,554	6.0%
Inland Empire	1,034	0.5%	47	—
Central Valley	173,133	86.8%	144,466	90.3%
Orange County	—	—	—	—
Other Areas (1)	11,241	5.6%	6,002	3.7%

	$199,602	100.0%	$160,069	100.0%

(1) Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. The table below breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

	March 31, 2013
Non-Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance

Single-family residential – Direct	$63,236	2.9%	100.0%	$403
Single-family residential – Mortgage Pools	98,786	4.6%	100.0%	255
Multi-family	115,914	5.4%	—	1,035
Industrial	561,522	26.0%	34.5%	893
Office	364,036	16.9%	27.7%	968
Retail	337,800	15.7%	10.2%	1,320
Medical	133,737	6.2%	35.2%	1,592
Secured by farmland	147,726	6.8%	100.0%	2,052
Other	335,463	15.5%	49.9%	1,321

	$2,158,220	100.0%	39.5%	1,126

(1) Represents percentage of reported owner-occupied in each real estate loan category.

In the table above, Single family residential-Direct represents those single-family residence loans that we have made directly to our customers. These loans totaled $63.2 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single family residential-Mortgage Pools, totaling $98.8 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans.

	March 31, 2013
Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance

Single-family residential—Direct	$1,321	0.8%	100.0%	$189
Single-family residential—Mortgage Pools	—	—	—	—
Multi-family	4,156	2.6%	—	1,039
Industrial	32,143	19.9%	50.5%	554
Office	16,441	10.2%	39.9%	484
Retail	19,364	12.0%	31.8%	645
Medical	14,804	9.2%	82.7%	987
Secured by farmland	11,451	7.1%	100.0%	327
Other	61,710	38.2%	46.8%	949

	$161,390	100.0%	51.3%	742

(1) Represents percentage of reported owner-occupied in each real estate loan category.

As of March 31, 2013, the Company had $55.7 million in non-covered construction loans. This represents 1.74% of total non-covered gross loans outstanding of $3.20 billion. Of this $55.7 million in construction loans, approximately 10.93%, or $6.1 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $49.6 million, were related to commercial construction. The average balance of any single construction loan was approximately $2.1 million. Our construction loans are located throughout our marketplace as can be seen in the table below

As of March 31, 2013, the Company had $56.8 million in construction loans, both non-covered and covered. This represents 1.67% of gross loans outstanding of $3.40 billion. The following table presents a break-down of our non-covered construction loans excluding held for sale loans by county and type.

Non-Covered Construction Loans	March 31, 2013
(Dollars in thousands)	SFR & Multi-family
	Land Development		Construction		Total
Los Angeles County	$2,824	56.5%	$—	—	$2,824	46.4%
Inland Empire	883	17.7%	—	—	883	14.5%
Central Valley	864	17.3%	1,095	100.0%	1,959	32.1%
Orange County	—	—	—	—	—	—
Other Areas (1)	42 4	8.5%	—	—	424	7.0%

	$4,995	100.0%	$1,095	100.0%	$6,090	100.0%

Total Nonperforming	$—	—	$—	—	$—	—

			Commercial

	Land Development		Construction		Total
Los Angeles County	$731	12.4%	$24,898	56.9%	$25,629	51.7%
Inland Empire	832	14.2%	7,651	17.5%	8,483	17.1%
Central Valley	4,317	73.4%	564	1.3%	4,881	9.8%
Orange County	—	—	—	—	—	—
Other Areas (1)	—	—	10,620	24.3%	10,620	21.4%

	$5,880	100.0%	$43,733	100.0%	$49,613	100.0%

Total Nonperforming	$—	—	$10,663	24.4%	$10,663	21.5%

(1) Other areas include loans that are out-of-state or in other areas of California.

The following table presents a break-down of our covered construction loans by county and type.

Covered Construction Loans	March 31, 2013
(Dollars in thousands)	SFR & Multi-family
	Land Development		Construction		Total
Central Valley	$32	100.0%	$1,029	100.0%	$1,061	100.0%

	$32	100.0%	$1,029	100.0%	$1,061	100.0%

There were no covered commercial construction loans outstanding as of March 31, 2013.

Nonperforming Assets (Non-Covered)

The following table provides information on non-covered nonperforming assets as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans	$25,563	$26,688
Troubled debt restructured loans (nonperforming)	29,566	31,309
Other real estate owned (“OREO”)	13,341	14,832

Total nonperforming assets	$68,470	$72,829

Troubled debt restructured performing loans	$57,591	$50,392

Percentage of nonperforming assets to total loans outstanding, net of deferred fees & OREO	2.14%	2.23%

Percentage of nonperforming assets to total assets	1.09%	1.14%

We had loans with a gross balance of $112.7 million classified as impaired as of March 31, 2013. This balance included nonperforming loans of $55.1 million. Impaired loans which were restructured in a troubled debt restructuring represented $87.2 million, of which $29.6 million were nonperforming and $57.6 million were performing, as of March 31, 2013. Of the $29.6 million in nonperforming TDRs, $14.5 million are not paying in accordance with the modified terms at March 31, 2013 and the remaining $15.0 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2012, we had impaired loans with a balance of $108.4 million. Impaired loans measured 3.53% of total non-covered loans as of March 31, 2013, compared to 3.33% as of December 31, 2012.

Of the total impaired loans as of March 31, 2013, $80.3 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $32.4 million.

At March 31, 2013 and December 31, 2012, TDRs of $57.6 million and $50.4 million, respectively, were classified as accruing restructured loans, respectively. At March 31, 2013, performing TDRs were comprised of 14 commercial real estate loans of $21.5 million, two construction loans of $16.9 million, 13 dairy and livestock loans of $16.0 million, seven single-family residential loans of $2.0 million, and eight commercial and industrial loans of $1.2 million. The performing restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms

At March 31, 2013 and December 31, 2012, there was $1.8 million and $1.4 million of related allowance on TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs of TDRs for the three months ended March 31, 2013 and 2012.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

At March 31, 2013, we had $13.3 million in OREO, a decrease of $1.5 million from the seven OREO properties totaling $14.8 million at December 31, 2012. During the three months ended March, 31, 2013, we sold three OREO properties with a carrying value of $1.4 million, realizing a net gain on sale of $136,000. There were no additions to OREO during the first quarter of 2013. We now have four non-covered OREO properties.

The table below provides trends in our non-covered nonperforming assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends

(Non-Covered Loans)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
		(Dollars in thousands)
Nonperforming loans
Residential construction and land	$—	$—	$—	$—	$920
Commercial construction and land	10,620	10,663	17,708	17,904	8,349
Residential mortgage	11,561	13,102	12,321	12,469	13,129
Commercial real estate	19,964	21,039	21,354	23,084	27,238
Commercial and industrial	3,387	3,136	3,896	4,622	4,082
Dairy and livestock	9,371	9,842	10,345	3,394	1,200
Agribusiness	—	—	—	—	—
Consumer	161	215	364	388	308
Auto and equipment leases	65	—	—	4	86

Total	55,129	57,997	65,988	61,865	55,312

% of total gross loans	1.73%	1.78%	2.04%	1.95%	1.74%

Past due 30-89 days
Residential construction and land	—	—	—	—	—
Commercial construction and land	—	—	—	—	—
Residential mortgage	824	107	650	—	4,109
Commercial real estate	1,820	—	298	1,041	5,798
Commercial and industrial	2,026	690	286	176	1,317
Dairy and livestock	—	—	—	—	—
Agribusiness	—	—	170	—	—
Consumer	63	82	72	36	13
Auto and equipment leases	—	8	213	—	—

Total	4,733	887	1,689	1,253	11,237

% of total gross loans	0.15%	0.03%	0.05%	0.04%	0.35%

OREO
Residential construction and land	—	—	—	—	—
Commercial construction and land	12,513	12,513	7,117	7,117	7,117
Commercial real estate	828	2,319	3,153	2,407	4,173
Commercial and industrial	—	—	203	203	137
Residential mortgage	—	—	—	667	—
Consumer	—	—	—	—	—
Auto and equipment leases	—	—	—	—	—

Total	13,341	14,832	10,473	10,394	11,427

Total nonperforming, past due, and OREO	$73,203	$73,716	$78,150	$73,512	$77,976

% of total gross loans	2.30%	2.27%	2.42%	2.32%	2.45%

We had $55.1 million in non-covered nonperforming loans, defined as nonaccrual loans and nonperforming TDRs, at March 31, 2013, or 1.73% of total non-covered loans. This compares to $58.0 million in nonperforming loans at December 31, 2012 and $55.3 million in nonperforming loans at March 31, 2012. Six customer relationships make up $30.2 million, or 54.82%, of our nonperforming loans at March 31, 2013. Three of these customer relationships are commercial real estate developers (owner/non-owner occupied); and the primary collateral for these loans is commercial real estate properties. The other three customer relationships are in the dairy and livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These six customer relationships have had total charge-offs of $5.1 million and have $2.4 million of related allowance at March 31, 2013.

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

Nonperforming Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2013, there were no covered loans considered as nonperforming as described above. There were two properties in covered OREO totaling $857,000 as of March 31, 2013, compared to three properties totaling $1.1 million as of December 31, 2012.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of customer deposits.

Total deposits were $4.69 billion at March 31, 2013. This represented a decrease of $87.8 million, or 1.84%, over total deposits of $4.77 billion at December 31, 2012. The composition of deposits is as follows:

	March 31, 2013		December 31, 2012
	(Dollars in thousands)
Noninterest bearing deposits
Demand deposits	$2,366,719	50.5%	$2,420,993	50.7%
Interest-bearing deposits
Savings deposits	1,607,541	34.3%	1,638,827	34.3%
Time deposits	711,901	15.2%	714,167	15.0%

Total deposits	$4,686,161	100.0%	$4,773,987	100.0%

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $2.37 billion at March 31, 2013, representing a decrease of $54.3 million, or 2.24%, from demand deposits of $2.42 billion at December 31, 2012. Noninterest-bearing demand deposits represented 50.50% of total deposits as of March 31, 2013, compared to 50.71% of total deposits as of December 31, 2012.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.61 billion at March 31, 2013, representing a decrease of $31.3 million, or 1.91%, from savings deposits of $1.64 billion at December 31, 2012.

Time deposits totaled $711.9 million at March 31, 2013. This represented a decrease of $2.3 million, or 0.32%, from total time deposits of $714.2 billion at December 31, 2012.

Other Borrowed Funds

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 13.99% for the three months ended March 31, 2013, compared to 17.53% for the same period in 2012.

At March 31, 2013, borrowed funds totaled $699.1 million. This represented a decrease of $939,000, or 0.13%, from total borrowed funds of $698.2 million at December 31, 2012.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of March 31, 2013 and December 31, 2012, total customer repurchases were $500.1 million and $473.2 million, respectively, with weighted average interest rates of 0.28% and 0.28%, respectively.

We entered into borrowing agreements with the FHLB. We had outstanding balances of $199.0 million and $198.9 million under these agreements at March 31, 2013 and December 31, 2012, respectively. The weighted average interest rate was 4.52% at March 31, 2013 and December 31, 2012. The FHLB holds certain investment securities and loans as collateral available for borrowings.

At March 31, 2013, $2.31 billion of loans and $2.30 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of March 31, 2013:

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
		(Dollars in thousands)
Deposits (1)	$4,686,161	$4,669,561	$12,635	$300	$3,665
Customer repurchase agreements (1)	500,115	500,115	—	—	—
FHLB advance (1)	199,002	—	—	199,002	—
Junior subordinated debentures (1)	46,393	—	—	—	46,393
Deferred compensation	9,259	1,098	1,592	967	5,602
Operating leases	18,576	5,202	6,793	4,345	2,236
Advertising agreements	4,649	1,049	1,600	1,600	400

Total	$5,464,155	$5,177,025	$22,620	$206,214	$58,296

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

FHLB advance represent the amount that is due to the FHLB. This advance has a fixed maturity date of November 28, 2016.

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

On January 7, 2013 we redeemed $20.6 million, or 50%, of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II. On April 7, 2013, we redeemed the remaining $20.6 million of the outstanding capital and common securities issued by CVB Statutory Trust II.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at March 31, 2013:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitments to extend credit	$593,408	$438,268	$80,236	$16,507	$58,397
Obligations under letters of credit	41,303	36,116	5,187	—	—

Total	$634,711	$474,384	$85,423	$6,507	$58,397

As of March 31, 2013, we had commitments to extend credit of approximately $593.4 million, and obligations under letters of credit of $41.3 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for undisbursed commitments of $8.6 million as of March 31, 2013 and December 31, 2012 included in other liabilities.

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

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first three months of 2013, the loan to deposit ratio averaged 72.35% compared to an average ratio of 73.73% for the same period in 2012. The ratio of loans to deposits and customer repurchases averaged 64.93% for the first three months of 2013 and 66.07% for the same period in 2012.

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

Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to CVB in an amount not exceeding the greater of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.

At March 31, 2013, approximately $24.2 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of March 31, 2013, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $8.3 million for the first three months of 2013, compared to $34.6 million for the same period last year. The decrease in cash provided by operating activities was primarily attributed to an increase in income taxes as well as a decrease in interest and dividends received, partially offset by a decrease in interest paid,

Net cash provided by investing activities totaled $136.0 million for the first three months of 2013, compared to net cash used of $133.1 million for the same period in 2012. The cash provided by investing activities was primarily the result of a decrease in purchases of investment securities, an increase in proceeds from sale of investment securities and a decrease in loan and lease finance receivables, partially offset by a decrease in proceeds from maturity of investment securities during the first three months of 2013.

Net cash used in financing activities totaled $107.5 million for the first three months of 2013, compared to net cash provided by financing activities of $29.5 million for the same period last year. The cash used in financing activities during the first three months of 2013 was primarily due to a decrease in total deposits, the redemption of $26.0 million of other borrowings and $20.6 million for repayment of junior subordinated debentures in 2013, partially offset by an increase in customer repurchase agreements.

At March 31, 2013, cash and cash equivalents totaled $135.3 million. This represented a decrease of $141.0 million, or 51.04%, from $276.3 million at March 31, 2012 and a decrease of $36.8 million, or 37.43%, from $98.4 million at December 31, 2012.

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

The Company’s equity capital was $768.2 million at March 31, 2013. This represented an increase of $5.2 million, or 0.69%, from equity capital of $763.0 million at December 31, 2012. The increase during the first three months of 2013 resulted primarily from $21.6 million in net earnings, partially offset by a decrease of $8.0 million in other comprehensive income, net of tax, resulting from the change in fair value of our investment portfolio, $8.9 million of common stock dividends declared, and $537,000 for shares issued pursuant to our stock-based compensation plan.

The Company’s 2012 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 20 of the consolidated financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At March 31, 2013, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first three months of 2013, the Board of Directors of the Company declared a quarterly common stock cash dividend of $0.085 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first three months of 2013, we repurchased zero of our common stock outstanding. As of March 31, 2013, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2013, and December 31, 2012.

			March 31, 2013		December 31, 2012
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp.	Citizens Business Bank	CVB Financial Corp.	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.54%	11.12%	11.50%	11.21%
Tier 1 risk-based capital ratio	4.00%	6.00%	18.36%	17.69%	18.23%	17.77%
Total risk-based capital ratio	8.00%	10.00%	19.63%	18.96%	19.49%	19.03%

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

Included in this second phase is our consideration of known relevant internal and external factors that may affect a loan’s collectability. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. We perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States,
•	credit quality trends (including trends in past due loans, adversely graded loans, and nonperforming loans expected to result from existing conditions),
•	collateral values, including changes in the value of underlying collateral for collateral-dependent loans,
•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations,
•	changes in loan volumes,
•	specific industry conditions within portfolio segments,
•	recent loss experience in particular segments of the portfolio,
•	duration of the current business cycle,
•	the effect of external factors such as legal and regulatory requirements, including bank regulatory examination results and findings of the Company’s external credit examiners.

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

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged-off and reduced by actual loan losses charged to the allowance. We recorded zero provision for credit losses for the three months ended March 31, 2013 and 2012.

The allowance for credit losses was $92.2 million as of March 31, 2013. This represents a decrease of $223,000, or 0.24%, compared to the allowance for credit losses of $92.4 million as of December 31, 2012.

The table below presents a comparison of net credit losses, the provision for credit losses, and the resulting allowance for credit losses for the nine months ended March 31, 2013 and 2012.

Summary of Credit Loss Experience

(Non-Covered Loans)

	As of and For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$92,441	$93,964
Loans charged-off:
Real estate loans	142	530
Commercial and industrial	357	560
Dairy and livestock/Agribusiness	—	1,150
Consumer, auto and other loans	47	85

Total loans charged-off	546	2,325
Recoveries:
Construction	126	27
Real estate loans	71	221
Commercial and industrial	99	62
Dairy and livestock/Agribusiness	14	—
Consumer, auto and other loans	13	4

Total loans recovered	323	314

Charge-offs, net of recoveries	223	2,011
Other reallocation	—	(31)
Provision for credit losses	—	—

Allowance for credit losses at end of period	$92,218	$91,922

Summary of reserve for unfunded commitments:
Reserve for unfunded commitments at beginning of period	$8,588	$9,588
Provision for unfunded commitments	—	—

Reserve for unfunded commitments at end of period	$8,588	$9,588

Amount of total loans at end of period (1)	$3,189,514	$3,186,013
Average total loans outstanding (1)	$3,197,413	$3,176,919

Net loans charged-off to average total loans	0.01%	0.06%
Net loans charged-off to total loans at end of period	0.01%	0.06%
Allowance for credit losses to average total loans	2.88%	2.89%
Allowance for credit losses to total loans at end of period	2.89%	2.89%
Net loans charged-off to allowance for credit losses	0.24%	2.19%
Net loans charged-off to provision for credit losses	—	—

(1)	Net of deferred loan origination fees.

During the three months ended March 31, 2013, there was zero net charge-offs for covered loans in excess of the amount originally expected in the fair value of the loans at acquisition. During the first quarter of 2012, there was $31,000 in net charge-offs for covered loans, resulting in a $31,000 provision for credit losses on the covered SJB loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

While we believe that the allowance at March 31, 2013, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We have one issuance of a trust preferred security totaling $5.0 million with a large financial institution.

•	Most of our investment securities are either municipal securities, callable agencies or securities backed by mortgages, Fannie Mae, Freddie Mac, SBA or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of A or above.

•

We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A- or greater and only one company has a B+ rating.

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

•	Our secured borrowing capacity with the FHLB was $2.10 billion, of which $1.88 billion was available as of March 31, 2013.

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

Approximately $1.37 billion, or 60%, of the total investment portfolio at March 31, 2013 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2013:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(0.32%)
- 100 basis points	(0.63%)

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

Cybersecurity and Fraud Risk

Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, financial control, customer internet banking, data processing systems or applications. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of March 31, 2013, the Company does not have any litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for credit loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We have fully cooperated with the SEC in its investigation, and we will continue to do so to the extent any further information is requested. We cannot predict the timing or outcome of the SEC investigation.

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company, in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The consolidated complaint seeks compensatory damages and other relief in favor of the purported class.

Following the filing by each side of various motions and memoranda and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and once again, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of the ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, and the Company filed its third motion to dismiss on October 25, 2012. The District Court held a hearing on the Company’s third motion to dismiss on February 25, 2013, and subsequent to the end of the first quarter of 2013, on May 9, 2013, the District Court issued an order again dismissing the plaintiffs’ complaint, but providing the plaintiffs with leave to file a third amended complaint within 30 days. The Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

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

Except for the following two paragraphs, there were no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” in this Quarterly Report on Form 10-Q.

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

Examples of recent global and national events and developments that could have one or more of the impacts or effects described above may include; Standard & Poor’s decision in 2011 to downgrade the U.S. Government’s credit rating (and the possibility of similar actions by other statistical rating agencies), downgrades of sovereign debt of other nations, lack of global liquidity, uncertainty and possible economic turmoil resulting from concerns about government debt levels, changes in the terms or cost of deposit insurance, changes in tax laws, currency values and the risk of economic contraction in the U.S., Europe and/or Asia. These events could create global or national financial dislocation, and cause the credit risk on our loans and other assets, and the interest rates on our borrowings and our cost of capital, to increase, decrease or fluctuate significantly. These adverse consequences could extend to the borrowers of the loans that we own and originate and, as a result, could materially and adversely affect returns on our investments, the ability of our borrowers to continue to pay their debt service or refinance and repay their loans and other obligations as they become due and our ability to continue to originate assets on favorable terms. Any such adverse consequences could also result in significant volatility in global stock markets, which could cause the market price of our common stock to decrease. In addition, there may be other events and developments, similar in consequence or concern, that we cannot currently predict and whose current or future impact or effect on the Company and the Bank cannot be precisely quantified.

We and our customers are exposed to internal and external fraud risks and cybersecurity risks, and the Bank may incur increasing costs and liability in an effort to minimize those risks and to respond to fraud and/or cyber incidents. While the Bank seeks to implement anti-fraud and cyber-security measures that we believe are commercially reasonable, it is possible that, regardless of the Bank’s responsibility for a security breach or fraud loss, the Bank could be held liable for any such breach or loss. We have security measures and processes in place in an effort to protect against these fraud and cyber-security risks but fraud and cyber-attacks are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Any fraud or other compromise of our security could result in a violation of privacy or other laws, significant legal and financial exposure, loss of Bank or customer funds, damage to our reputation, and a loss of confidence in our security measures, which could harm our business or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program in the first quarter of 2013. As of March 31, 2013, there were 7,765,171 shares remaining to be purchased.

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

CVB FINANCIAL CORP.

(Registrant)

Date: May 10, 2013	/s/ Richard C. Thomas
Duly Authorized Officer and Chief Financial Officer