Form 10-Q
period 2013-06-30
CVB FINANCIAL CORP
filed 2013-08-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of common stock of the registrant: 105,000,118 outstanding as of July 30, 2013.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory policies, competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract and maintain deposits and other sources of liquidity; supply of property inventory and renewed fluctuation or deterioration in values of real estate in California or other jurisdictions where we lend, whether involving residential or commercial property; a prolonged slowdown or decline in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of nonperforming assets and charge-offs; the cost or effect of acquisitions we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, bank capital levels, securities, employment, executive compensation, insurance, and information security) with which we and our subsidiaries must comply; changes in the applicability or costs of deposit insurance; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant legal, regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats, including theft or loss of bank or customer funds, loss of system functionality or access, or theft or loss of data; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu or other disease; the timely development and acceptance of new banking products and services (including technology-based services and products) and the perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; the effects of technological change and product innovation; the ability to retain or increase market share, retain or grow customers and control expenses; changes in the risk or competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general or local economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other national or international accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team; the costs and effects of legal and regulatory changes or developments;the resolution or not of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us; and the results of regulatory examinations or reviews. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$111,292	$87,274
Interest-earning balances due from Federal Reserve	170,976	11,157

Total cash and cash equivalents	282,268	98,431
Interest-earning balances due from depository institutions	70,000	70,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,424,654 at June 30, 2013, and $2,374,816 at December 31, 2012)	2,431,581	2,449,387
Investment securities held-to-maturity	1,909	2,050
Investment in stock of Federal Home Loan Bank (FHLB)	45,216	56,651
Loans and lease finance receivables, excluding covered loans	3,169,815	3,252,313
Allowance for loan losses	(85,457)	(92,441)

Net loans and lease finance receivables	3,084,358	3,159,872
Covered loans and lease finance receivables, net	173,843	195,215
Premises and equipment, net	34,211	35,080
Bank owned life insurance	122,055	119,744
Accrued interest receivable	22,162	22,355
Intangibles	2,514	3,389
Goodwill	55,097	55,097
FDIC loss sharing asset	10,647	18,489
Non-covered other real estate owned	6,524	14,832
Covered other real estate owned	961	1,067
Income taxes	59,974	16,978
Other assets	22,236	44,727

TOTAL ASSETS	$6,425,556	$6,363,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,518,886	$2,420,993
Interest-bearing	2,313,436	2,352,994

Total deposits	4,832,322	4,773,987
Customer repurchase agreements	491,641	473,244
FHLB advances	199,070	198,934
Other borrowings	—	26,000
Accrued interest payable	1,176	1,493
Deferred compensation	9,292	8,781
Junior subordinated debentures	25,774	67,012
Payable for securities purchased	67,483	—
Other liabilities	46,724	50,943

TOTAL LIABILITIES	5,673,482	5,600,394
COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 104,977,966 at June 30, 2013, and 104,889,586 at December 31, 2012.	486,380	484,709
Retained earnings	261,677	235,010
Accumulated other comprehensive income, net of tax	4,017	43,251

Total stockholders’ equity	752,074	762,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,425,556	$6,363,364

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans and leases, including fees	$41,519	$47,698	$83,173	$93,730
Accretion on acquired loans	3,456	7,521	7,849	12,213

Loans, including fees	44,975	55,219	91,022	105,943
Investment securities:
Taxable	5,431	8,786	12,178	17,956
Tax-advantaged	5,511	5,785	11,052	11,581

Total investment income	10,942	14,571	23,230	29,537
Dividends from FHLB stock	467	94	810	184
Federal funds sold	86	196	100	381
Interest-earning deposits with other institutions	123	99	244	199

Total interest income	56,593	70,179	115,406	136,244
Interest expense:
Deposits	1,158	1,554	2,399	3,207
Borrowings	2,716	4,876	5,416	9,847
Junior subordinated debentures	124	789	407	1,628

Total interest expense	3,998	7,219	8,222	14,682

Net interest income before provision for loan losses	52,595	62,960	107,184	121,562
Provision for loan losses	(6,200)	—	(6,200)	—

Net interest income after provision for loan losses	58,795	62,960	113,384	121,562
Noninterest income:
Service charges on deposit accounts	4,145	4,068	7,971	8,192
Trust and investment services	2,072	2,042	4,077	4,227
Bankcard services	938	1,007	1,777	1,926
BOLI income	627	740	1,370	1,490
Gain on sale of investment securities, net	—	—	2,094	—
Decrease in FDIC loss sharing asset, net	(3,444)	(9,336)	(7,467)	(12,280)
Gain on OREO, net	2,568	752	3,132	934
Other	789	3,019	1,486	3,059

Total noninterest income	7,695	2,292	14,440	7,548
Noninterest expense:
Salaries and employee benefits	17,088	16,646	34,388	33,367
Occupancy and equipment	3,565	3,624	7,247	7,572
Professional services	1,387	1,702	2,983	3,693
Software licenses and maintenance	1,163	989	2,315	1,898
Promotion	1,140	1,314	2,398	2,565
Amortization of intangibles	437	452	875	1,268
OREO expense	33	323	363	1,053
Other	3,435	3,899	8,477	7,745

Total noninterest expense	28,248	28,949	59,046	59,161

Earnings before income taxes	38,242	36,303	68,778	69,949

Income taxes	13,776	12,684	22,697	24,062

Net earnings	$24,466	$23,619	$46,081	$45,887

Other comprehensive income/(loss):
Unrealized gain/(loss) on investment securities arising during the period	$(53,854)	$3,720	$(65,550)	$3,647
Less: Reclassification adjustment for net gain on investment securities included in net income	—	—	(2,094)	—

Other comprehensive (loss) income, before tax	(53,854)	3,720	(67,644)	3,647
Income tax benefit (expense) related to items of other comprehensive (loss) income	22,618	(1,563)	28,410	(1,532)

Other comprehensive (loss) income, net of tax	(31,236)	2,157	(39,234)	2,115

Comprehensive (loss) income	$(6,770)	$25,776	$6,847	$48,002

Basic earnings per common share	$0.23	$0.23	$0.44	$0.44
Diluted earnings per common share	$0.23	$0.23	$0.44	$0.44
Cash dividends declared per common share	$0.10	$0.085	$0.185	$0.17

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2013 and 2012

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance January 1, 2012	104,482	$479,973	$193,372	$41,469	$714,814
Exercise of stock options	326	2,240			2,240
Tax benefit from exercise of stock options		176			176
Shares issued pursuant to stock-based compensation plan		837			837
Cash dividends declared Common ($0.17 per share)			(17,816)		(17,816)
Net earnings			45,887		45,887
Other comprehensive income				2,115	2,115

Balance June 30, 2012	104,808	$483,226	$221,443	$43,584	$748,253

Balance January 1, 2013	104,890	$484,709	$235,010	$43,251	$762,970
Repurchase of common stock	(6)	(61)			(61)
Exercise of stock options	84	780			780
Tax benefit from exercise of stock options		59			59
Shares issued pursuant to stock-based compensation plan	10	893			893
Cash dividends declared Common ($0.185 per share)			(19,414)		(19,414)
Net earnings			46,081		46,081
Other comprehensive income				(39,234)	(39,234)

Balance June 30, 2013	104,978	$486,380	$261,677	$4,017	$752,074

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$120,161	$135,863
Service charges and other fees received	18,130	18,983
Interest paid	(8,402)	(14,716)
Cash paid to vendors and employees	(38,837)	(58,934)
Income taxes paid	(38,200)	(3,000)
Proceeds from FDIC loss share agreement	312	6,276

Net cash provided by operating activities	53,164	84,472

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB stock	11,435	6,875
Proceeds from sale of investment securities	99,155	—
Proceeds from repayment of investment securities	249,749	254,040
Proceeds from maturity of investment securities	25,867	65,652
Purchases of investment securities	(368,829)	(403,285)
Net decrease in loan and lease finance receivables	111,102	103,264
Proceeds from sales of premises and equipment	5	25
Purchase of premises and equipment	(1,541)	(2,913)
Proceeds from sales of other real estate owned	12,872	13,478

Net cash provided by investing activities	139,815	37,136

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	69,142	169,280
Net decrease in time deposits	(10,807)	(74,978)
Repayment of junior subordinated debentures	(41,238)	(27,424)
Net decrease in other borrowings	(26,000)	—
Net increase/(decrease) in customer repurchase agreements	18,397	(41,734)
Cash dividends on common stock	(19,414)	(17,816)
Repurchase of common stock	(61)	—
Proceeds from exercise of stock options	780	2,240
Tax benefit related to exercise of stock options	59	176

Net cash (used in)/provided by financing activities	(9,142)	9,744

NET INCREASE IN CASH AND CASH EQUIVALENTS	183,837	131,352
CASH AND CASH EQUIVALENTS, beginning of period	98,431	345,343

CASH AND CASH EQUIVALENTS, end of period	$282,268	$476,695

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$46,081	$45,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(2,094)	—
Loss on sale of premises and equipment, net	6	6
Gain on sale of other real estate owned	(3,053)	(825)
Amortization of capitalized prepayment penalty on borrowings	136	136
Increase in bank owned life insurance	(1,322)	(1,478)
Net amortization of premiums and discounts on investment securities	13,938	11,123
Accretion of SJB discount	(7,849)	(12,213)
Provision for loan losses	(6,200)	—
Valuation adjustment on other real estate owned	87	318
Change in FDIC loss share asset	7,467	12,280
Proceeds from FDIC loss share agreement	312	6,276
Stock-based compensation	893	837
Depreciation and amortization, net	1,603	3,968
Change in accrued interest receivable	193	1,127
Change in accrued interest payable	(317)	(171)
Change in other assets and liabilities	3,283	17,201

Total adjustments	7,083	38,585

Net cash provided by operating activities	$53,164	$84,472

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$67,483	$2,335
Transfer of loans to other real estate owned	$1,492	$3,003

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013, and 2012

(Unaudited)

1.       BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. and its wholly owned subsidiaries (the “Company”) Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), this trust does not meet the criteria for consolidation.

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

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Troubled Debt Restructurings— Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions, which in turn result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. In addition, the Company may provide a concession to the debtor where the debtor offers collateral and the value of such collateral is significant in proportion to the nature of the concession requested, and it substantially reduces the Company’s risk of loss. In such cases, these modifications may not be considered a TDR as, in substance, no concession was made as a result of the significant additional collateral obtained.

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

The Company’s policy is to record a specific valuation allowance, which is included in the allowance for loan losses, or to charge off that portion of an impaired loan that represents the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, is generally charged off and recorded against the allowance for loan losses at the time impairment is measurable and a probable loss is determined. As a result, most of the TDRs have no specific allowance allocated because, consistent with the Company’s stated practice, any impairment is typically charged-off in the period in which it is identified. Impairment on collateral dependent restructured loans is measured by determining the amount by which the impaired loan exceeds the fair value of the collateral less estimated selling costs. The fair value is generally determined by one or more appraisals of the collateral, performed by a Company approved third-party independent appraiser. The majority of impaired loans that are collateral dependent are charged off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.

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

Covered Loans —We refer to “covered loans” as those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we will be reimbursed for a substantial portion of any future losses under the terms of the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. We account for loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool).

Provision and Allowance for Loan losses —The allowance for loan losses is management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable loan losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that would deserve current recognition in estimating inherent loan losses.

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

A provision for loan losses on the covered portfolio will be recorded if there is deterioration in the expected cash flows on covered loans as a result of deteriorated credit quality, compared to those previously estimated without regard to the reimbursement from the FDIC under the FDIC loss sharing agreement. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income as an increase in the FDIC loss sharing asset. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are recognized by recording a provision for loan losses on acquired impaired loans. Loans accounted for as part of a pool are measured based on the expected cash flows of the entire pool.

FDIC Loss Sharing Asset — On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of SJB from the FDIC in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Based on the Company’s annual impairment test, there was zero recorded impairment as of June 30, 2013.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

At June 30, 2013, goodwill was $55.1 million. As of June 30, 2013, intangible assets that continue to be subject to amortization include core deposit premiums of $2.5 million (net of $29.5 million of accumulated amortization). Amortization expense for such intangible assets was $437,000, and $875,000 for the three and six months ended June 30, 2013. Estimated amortization expense for the remainder of 2013 is expected to be $252,000. Estimated amortization expense for the succeeding years is $475,000 for 2014, $437,000 for 2015, $395,000 for 2016, $366,000 for 2017, and $589,000 for the period from 2018 to 2019. The weighted average remaining life of intangible assets is approximately 2.0 years.

Fair Value of Financial Instruments — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and other real estate owned (“OREO”). These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 8 of the unaudited condensed consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 7 of these unaudited condensed consolidated financial statements.

Stock-Based Compensation — Consistent with the provisions of ASC 718, “Stock Compensation”, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At June 30, 2013, the Company had three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, determining the amount and realization of the FDIC loss sharing asset, and valuation of deferred tax assets, other intangibles and OREO.

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information, Item 1. “Legal Proceedings,” at June 30, 2013, the Company does not have any litigation reserves, and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements— In April 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting,” which requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). ASU No. 2013-07 is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The ASU shall be applied prospectively from the day that liquidation becomes imminent. Our adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4.	FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK

On October 16, 2009, the Bank acquired SJB and entered into a loss sharing agreement with the FDIC that is more fully discussed in the Significant Accounting Policies (Note 3) included herein.

At June 30, 2013, the remaining discount associated with the SJB loans approximated $17.5 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $10.0 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.7 years and 0.6 years, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $10.6 million at June 30, 2013 will continue to be reduced by reimbursements of loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life of approximately 1.3 years.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$377,493	$62	$(16,223)	$361,332	14.86%
Residential mortgage-backed securities	1,040,904	11,499	(15,303)	1,037,100	42.65%
CMO’s / REMIC’s - residential	420,465	6,159	(731)	425,893	17.52%
Municipal bonds	580,792	24,659	(3,120)	602,331	24.77%
Other securities	5,000	—	(75)	4,925	0.20%

Total investment securities	$2,424,654	$42,379	$(35,452)	$2,431,581	100.00%

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$357,960	$1,588	$(248)	$359,300	14.67%
Residential mortgage-backed securities	862,196	25,529	(127)	887,598	36.24%
CMO’s / REMIC’s - residential	565,968	7,402	(1,410)	571,960	23.35%
Municipal bonds	583,692	41,920	(183)	625,429	25.53%
Other securities	5,000	100	—	5,100	0.21%

Total investment securities	$2,374,816	$76,539	$(1,968)	$2,449,387	100.00%

Approximately 75% of the available-for-sale portfolio at June 30, 2013 represents securities issued by the U.S government or U.S. government-sponsored agencies and enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2013 and December 31, 2012. The Company had $828,000 and $1.2 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored) as of June 30, 2013, and December 31, 2012, respectively.

During the first quarter of 2013, we identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing a deterioration in yield. We elected to sell these securities and recognized a net pre-tax gain on sale of $2.1 million. There were no gains or losses recognized during the second quarter of 2013.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	June 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$320,167	$16,223	$—	$—	$320,167	$16,223
Residential mortgage-backed securities	495,949	15,303	—	—	495,949	15,303
CMO / REMICs - residential	63,857	606	20,706	125	84,563	731
Municipal bonds	50,615	2,921	2,079	199	52,694	3,120
Other securities	4,925	75	—	—	4,925	75

Total	$935,513	$35,128	$22,785	$324	$958,298	$35,452

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO / REMICs - residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

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

As of June 30, 2013, the unrealized loss on this security was zero and the current fair value on the security was 70% of the current par value. This Alt-A bond, with a book value of $1.9 million as of June 30, 2013, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of June 30, 2013. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the three months ended June 30, 2013, and 2012.

Government Agency & Government-Sponsored Enterprise— The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of June 30, 2013, approximately $144.8 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs— Almost all of the available-for-sale mortgage-backed and CMO/REMICs securities are issued by government agencies or government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.5 years. Of the total MBS/CMO, 99.94% have the implied guarantee of U.S. government-sponsored agencies and enterprises. The remaining 0.06% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds—The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 9.3 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2013.

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

At June 30, 2013 and December 31, 2012, investment securities having a carrying value of approximately $2.34 billion and $2.24 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	June 30, 2013
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$164,603	$166,925	1.73%
Due after one year through five years	1,675,196	1,694,138	2.14%
Due after five years through ten years	529,570	515,942	2.37%
Due after ten years	55,285	54,576	3.49%

Total	$2,424,654	$2,431,581	2.20%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2013.

6.	LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following tables provide a summary of the components of loan and lease finance receivables:

	June 30, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$525,144	$24,632	$549,776
Real estate:
Commercial real estate	2,008,746	154,288	2,163,034
Construction	46,365	1,007	47,372
SFR mortgage	180,123	315	180,438
Dairy & livestock and agribusiness	259,127	5,536	264,663
Municipal lease finance receivables	105,246	—	105,246
Consumer and other loans	53,220	5,591	58,811

Gross loans	3,177,971	191,369	3,369,340
Less:
Purchase accounting discount	—	(17,526)	(17,526)
Deferred loan fees, net	(8,156)	—	(8,156)

Gross loans, net of deferred loan fees and discount	3,169,815	173,843	3,343,658
Less: Allowance for loan losses	(85,457)	—	(85,457)

Net loans	$3,084,358	$173,843	$3,258,201

	December 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$547,422	$26,149	$573,571
Real estate:
Commercial real estate	1,990,107	179,428	2,169,535
Construction	59,721	1,579	61,300
SFR mortgage	159,288	1,415	160,703
Dairy & livestock and agribusiness	336,660	5,651	342,311
Municipal lease finance receivables	105,767	—	105,767
Consumer and other loans	60,273	6,337	66,610

Gross loans	3,259,238	220,559	3,479,797
Less:
Purchase accounting discount	—	(25,344)	(25,344)
Deferred loan fees, net	(6,925)	—	(6,925)

Gross loans, net of deferred loan fees and discount	3,252,313	195,215	3,447,528
Less: Allowance for loan losses	(92,441)	—	(92,441)

Net loans	$3,159,872	$195,215	$3,355,087

As of June 30, 2013, 64.20% of the total gross loan portfolio consisted of commercial real estate loans and 1.41% of the total gross loan portfolio consisted of construction loans, respectively. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At June 30, 2013, the Company held approximately $1.60 billion of fixed rate loans.

At June 30, 2013 and December 31, 2012, loans totaling $1.98 billion and $2.32 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

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

The following table summarizes our internal risk grouping by loan class as of June 30, 2013 and December 31, 2012:

Credit Quality Indicators

	June 30, 2013
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$323,938	$124,391	$49,584	$25,849	$1,382	$525,144
Real estate:
Commercial real estate
Owner occupied	411,455	117,712	94,305	83,171	—	706,643
Non-owner occupied	939,407	210,414	88,680	63,602	—	1,302,103
Construction
Speculative	6,827	—	1,547	18,146	—	26,520
Non-speculative	7,630	2,996	—	9,219	—	19,845
SFR mortgage	143,732	18,128	3,530	14,733	—	180,123
Dairy & livestock and agribusiness	57,916	33,341	87,544	78,116	2,210	259,127
Municipal lease finance receivables	54,915	27,084	16,647	6,600	—	105,246
Consumer and other loans	42,949	5,456	3,410	1,402	3	53,220

Total non-covered loans	1,988,769	539,522	345,247	300,838	3,595	3,177,971
Covered loans	42,041	66,549	26,260	56,519	—	191,369

Total gross loans	$2,030,810	$606,071	$371,507	$357,357	$3,595	$3,369,340

	December 31, 2012
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$347,275	$131,186	$44,466	$22,901	$1,594	$547,422
Real estate:
Commercial real estate
Owner occupied	382,111	159,653	78,087	84,116	—	703,967
Non-owner occupied	888,777	214,901	105,121	77,341	—	1,286,140
Construction
Speculative	1,417	—	15,163	21,314	—	37,894
Non-speculative	9,841	2,767	—	9,219	—	21,827
SFR mortgage	129,730	10,215	3,107	16,236	—	159,288
Dairy & livestock and agribusiness	72,113	111,393	75,316	77,721	117	336,660
Municipal lease finance receivables	72,432	20,237	11,124	1,974	—	105,767
Consumer and other loans	49,321	6,763	2,714	1,421	54	60,273

Total non-covered loans	1,953,017	657,115	335,098	312,243	1,765	3,259,238
Covered loans	52,637	72,803	31,689	63,354	76	220,559

Total gross loans	$2,005,654	$729,918	$366,787	$375,597	$1,841	$3,479,797

Allowance for Loan losses

The Company’s Credit Management Division is responsible for regularly reviewing the allowance for loan losses (“ALLL”) methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. The Bank’s methodology consists of two major phases.

In the first phase, individual loans are reviewed to identify loans for impairment. A loan is generally considered impaired when principal and interest are deemed uncollectible in accordance with the contractual terms of the loan. A loan for which there is an insignificant delay or shortfall in the amount of payments due is not considered an impaired loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). If we determine that the value of the impaired loan is less than the recorded investment of the loan, we either recognize an impairment reserve as a Specific Allowance, or charge off the impaired balance for collateral dependent loans if it is determined that such amount represents a confirmed loss. Loans determined to be impaired are excluded from the formula allowance so as not to double count the loss exposure.

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

Included in this second phase is our considerations of qualitative factors, including, all known relevant internal and external factors that may affect the collectability of a loan. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. These qualitative factors are used to adjust the historical loan loss rates for each pool of loans to determine the probable loan losses inherent in the portfolio.

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. Although dairy and livestock loan balances and the respective allowance decreased at June 30, 2013 from December 31, 2012, our dairy and livestock borrowers continue to experience a difficult operating environment. Milk prices are up, but high feed costs continue to put pressure on profit margins.

Management believes that the ALLL was appropriate at June 30, 2013. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following table presents the balance and activity in the allowance for loan losses; and the recorded investment in held-for-investment loans by portfolio segment and based upon our impairment method as of June 30, 2013, and 2012:

Allowance for Loan losses and Recorded Investment in Financing Receivables

	As of and For the Three and Six Months Ended June 30, 2013
		Real Estate
	Commercial and Industrial	Commercial Real Estate	Construction	SFR Mortgage	Dairy & Livestock and Agribusiness	Municipal Lease Finance Receivables	Consumer and Other Loans	Covered Loans (1)	Unallocated	Total
	(Dollars in thousands)
Beginning balance, April 1, 2013	$12,313	$46,725	$2,124	$3,606	$16,571	$2,632	$1,133	$—	$7,114	$92,218
Charge-offs	(747)	—	—	—	—	—	(22)	—	—	(769)
Recoveries	109	29	(58)	99	14	—	15	—	—	208
Provision / reallocation of ALLL	911	(2,362)	(894)	10	(2,360)	(263)	(74)	—	(1,168)	(6,200)

Ending balance, June 30, 2013	$12,586	$44,392	$1,172	$3,715	$14,225	$2,369	$1,052	$—	$5,946	$85,457

Beginning balance, January 1, 2013	$11,652	$47,457	$2,291	$3,448	$18,696	$1,588	$1,170	$—	$6,139	$92,441
Charge-offs	(1,104)	—	—	(142)	—	—	(69)	—	—	(1,315)
Recoveries	208	66	68	133	28	—	28	—	—	531
Provision / reallocation of ALLL	1,830	(3,131)	(1,187)	276	(4,499)	781	(77)	—	(193)	(6,200)

Ending balance, June 30, 2013	$12,586	$44,392	$1,172	$3,715	$14,225	$2,369	$1,052	$—	$5,946	$85,457

Allowance for loan losses:
Individually evaluated for impairment	$1,905	$1	$—	$351	$2,593	$—	$6	$—	$—	$4,856
Collectively evaluated for impairment	$10,681	$44,391	$1,172	$3,364	$11,632	$2,369	$1,046	$—	$5,946	$80,601

Loans and financing receivables (2):
Balance, June 30, 2013	$525,144	$2,008,746	$46,365	$180,123	$259,127	$105,246	$53,220	$173,843	$—	$3,351,814
Individually evaluated for impairment	$6,171	$39,623	$27,365	$13,440	$28,161	$—	$157	$—	$—	$114,917
Collectively evaluated for impairment	$518,973	$1,969,123	$19,000	$166,683	$230,966	$105,246	$53,063	$—	$—	$3,063,054
Acquired loans with deteriorated credit quality, net of discount	$—	$—	$—	$—	$—	$—	$—	$173,843	$—	$173,843

(1)	Represents the allowance and related loan balances in accordance with ASC 310-30.
(2)	Net of purchase accounting discount.

	As of and For the Three and Six Months Ended June 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Real Estate	Construction	SFR Mortgage	Dairy & Livestock and Agribusiness	Municipal Lease Finance Receivables	Consumer and Other Loans	Covered Loans (1)	Unallocated	Total
	(Dollars in thousands)
Beginning balance, April 1, 2012	$11,907	$48,462	$4,323	$3,473	$16,080	$2,020	$1,489	$—	$4,168	$91,922
Charge-offs	(123)	(952)	—	(474)	—	—	(3)	(50)	—	(1,602)
Recoveries	526	150	1,025	(136)	2	—	5	—	—	1,572
Provision / reallocation of ALLL	22	(2,341)	(2,319)	176	894	(364)	(90)	50	3,972	—

Ending balance, June 30, 2012	$12,332	$45,319	$3,029	$3,039	$16,976	$1,656	$1,401	$—	$8,140	$91,892

Beginning balance, January 1, 2012	$10,654	$47,841	$4,947	$4,032	$17,278	$2,403	$1,590	$—	$5,219	$93,964
Charge-offs	(683)	(1,482)	—	(474)	(1,150)	—	(88)	(81)	—	(3,958)
Recoveries	588	347	1,052	(112)	2	—	9	—	—	1,886
Provision / reallocation of ALLL	1,773	(1,387)	(2,970)	(407)	846	(747)	(110)	81	2,921	—

Ending balance, June 30, 2012	$12,332	$45,319	$3,029	$3,039	$16,976	$1,656	$1,401	$—	$8,140	$91,892

Allowance for loan losses:
Individually evaluated for impairment	$486	$362	$—	$306	$—	$—	$100	$—	$—	$1,254
Collectively evaluated for impairment	$11,846	$44,957	$3,029	$2,733	$16,976	$1,656	$1,301	$—	$8,140	$90,638

Loans and financing receivables (2):
Balance, June 30, 2012	$523,816	$1,965,011	$68,312	$159,633	$290,430	$109,816	$63,597	$210,147	$—	$3,390,762
Individually evaluated for impairment	$7,926	$35,754	$37,989	$14,147	$10,900	$—	$392	$—	$—	$107,108
Collectively evaluated for impairment	$515,890	$1,929,257	$30,323	$145,486	$279,530	$109,816	$63,205	$—	$—	$3,073,507
Acquired loans with deteriorated credit quality, net of discount	$—	$—	$—	$—	$—	$—	$—	$210,147	$—	$210,147

(1)	Represents the allowance and related loan balances in accordance with ASC 310-30.
(2)	Net of purchase accounting discount.

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Loans are reported as a troubled debt restructuring when the Bank grants a concession(s) to a borrower experiencing financial difficulties that the Bank would not otherwise consider. Examples of such concessions include a reduction in the interest rate, deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt of similar risk. As a result of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan losses.

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

The following table presents the recorded investment in non-covered past due and nonaccrual loans and loans past due by class of loans as of June 30, 2013, and December 31, 2012:

Non-Covered Past Due and Nonaccrual Loans

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$373	$—	$—	$373	$5,012	$519,759	$525,144
Real estate:
Commercial real estate
Owner occupied	683	—	—	683	4,395	701,565	706,643
Non-owner occupied	568	—	—	568	14,215	1,287,320	1,302,103
Construction
Speculative	—	—	—	—	10,494	16,026	26,520
Non-speculative	—	—	—	—	—	19,845	19,845
SFR mortgage	—	—	—	—	11,423	168,700	180,123
Dairy & livestock and agribusiness	—	—	—	—	7,655	251,472	259,127
Municipal lease finance receivables	—	—	—	—	—	105,246	105,246
Consumer and other loans	8	—	—	8	157	53,055	53,220

Total non-covered gross loans	$1,632	$—	$—	$1,632	$53,351	$3,122,988	$3,177,971

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$233	$457	$—	$690	$3,136	$543,596	$547,422
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	5,415	698,552	703,967
Non-owner occupied	—	—	—	—	15,624	1,270,516	1,286,140
Construction
Speculative	—	—	—	—	10,663	27,231	37,894
Non-speculative	—	—	—	—	—	21,827	21,827
SFR mortgage	107	—	—	107	13,102	146,079	159,288
Dairy & livestock and agribusiness	—	—	—	—	9,842	326,818	336,660
Municipal lease finance receivables	—	—	—	—	—	105,767	105,767
Consumer and other loans	82	8	—	90	215	59,968	60,273

Total non-covered gross loans	$422	$465	$—	$887	$57,997	$3,200,354	$3,259,238

Non-Covered Impaired Loans

At June 30, 2013, the Company had non-covered impaired loans of $114.9 million. Of this amount, there was $10.5 million in nonaccrual commercial construction loans, $11.4 million of nonaccrual SFR mortgage loans, $18.6 million of nonaccrual commercial real estate loans, $5.0 million of nonaccrual commercial and industrial loans, $7.7 million of nonaccrual dairy & livestock loans and $157,000 of other loans. These non-covered impaired loans included $88.1 million of loans whose terms were modified in a troubled debt restructure, of which $26.5 million are classified as nonaccrual. The remaining balance of $61.6 million consists of 40 loans performing according to the restructured terms. The impaired loans had a specific allowance of $4.9 million at June 30, 2013. At December 31, 2012, the Company had classified as impaired, non-covered loans with a balance of $108.4 million with a related allowance of $2.3 million.

The following table presents held-for-investment, individually evaluated for impairment by class of loans, as of June 30, 2013 and December 31, 2012:

Non-Covered Impaired Loans

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,158	$4,079	$—	$3,280	$35
Real estate:
Commercial real estate
Owner occupied	12,316	13,445	—	12,742	235
Non-owner occupied	27,298	38,081	—	27,787	406
Construction
Speculative	18,146	18,607	—	18,230	154
Non-speculative	9,219	9,219	—	9,219	284
SFR mortgage	10,571	13,303	—	10,690	33
Dairy & livestock and agribusiness	23,085	24,138	—	24,868	248
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	139	196	—	141	—

Total	103,932	121,068	—	106,957	1,395
With a related allowance recorded:
Commercial and industrial	3,013	3,131	1,905	3,108	—
Real estate:
Commercial real estate
Owner occupied	9	10	1	13	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	2,869	3,010	351	2,877	—
Dairy & livestock and agribusiness	5,076	5,578	2,593	5,879	22
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	18	20	6	20	—

Total	10,985	11,749	4,856	11,897	22

Total non-covered impaired loans	$114,917	$132,817	$4,856	$118,854	$1,417

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,385	$4,215	$—	$3,766	$43
Real estate:
Commercial real estate
Owner occupied	13,478	14,569	—	14,459	397
Non-owner occupied	28,639	38,633	—	29,801	670
Construction
Speculative	21,314	21,607	—	21,650	311
Non-speculative	9,219	9,219	—	9,219	574
SFR mortgage	11,079	14,342	—	11,292	54
Dairy & livestock and agribusiness	12,406	13,756	—	11,834	173
Municipal lease finance receivables	263	263	—	443	5
Consumer and other loans	142	196	—	145	—

Total	99,925	116,800	—	102,609	2,227
With a related allowance recorded:
Commercial and industrial	304	327	289	387	—
Real estate:
Commercial real estate
Owner occupied	19	19	2	28	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	3,766	4,071	434	3,363	—
Dairy & livestock and agribusiness	4,303	4,340	1,596	4,017	73
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	73	74	11	75	—

Total	8,465	8,831	2,332	7,870	73

Total non-covered impaired loans	$108,390	$125,631	$2,332	$110,479	$2,300

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of June 30, 2013 and December 31, 2012 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Impaired construction speculative loans increased in the second quarter of 2012 due to a participating interest in the Company’s only Shared National Credit loan that was transferred to nonaccrual status. The outstanding balance was $10.5 million as of June 30, 2013.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded zero provision for unfunded commitments for the three and six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, the balance in this reserve was $8.6 million and was included in other liabilities.

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

As of June 30, 2013, we had loans of $88.1 million classified as TDR, of which $26.5 million are nonperforming and $61.6 million are performing. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2013, performing TDRs were comprised of 14 commercial real estate loans of $21.0 million, two construction loans of $16.9 million, 10 dairy and livestock loans of $20.5 million, seven single-family residential loans of $2.0 million, and seven commercial and industrial loans of $1.2 million. There were no loans removed from TDR classification for the six months ended June 30, 2013 and 2012.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $1.9 million and $1.4 million specific allowance to TDRs as of June 30, 2013 and December 31, 2012, respectively.

The following tables provide a summary of the activity related to TDRs for the three and six months ended June 30, 2013, and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$57,591	$41,873	$50,392	$38,554
New modifications	11,119	7,246	21,364	10,600
Payoffs and payments, net	(7,144)	(1,352)	(11,339)	(1,904)
TDRs returned to accrual status	—	—	1,149	517
TDRs placed on nonaccrual status	—	(2,524)	—	(2,524)

Ending balance	$61,566	$45,243	$61,566	$45,243

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$29,566	$18,620	$31,309	$23,844
New modifications	28	12,951	128	12,951
Payoffs and payments, net	(3,097)	(2,342)	(3,791)	(7,049)
TDRs returned to accrual status	—	—	(1,149)	(517)
TDRs placed on nonaccrual status	—	2,524	—	2,524

Ending balance	$26,497	$31,753	$26,497	$31,753

The following tables summarize loans modified as troubled debt restructurings during the three and six months ended June 30, 2013, and 2012:

Modifications(1)

	For the Three Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	28	28	28	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	3	11,119	11,119	10,932	—

Total non-covered loans	4	11,147	11,147	10,960	28

Covered loans	—	—	—	—	—

Total gross loans	4	$11,147	$11,147	$10,960	$28

	For the Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	3	231	231	207	122
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	168	168	158	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	6	15,207	15,207	15,136	—

Total non-covered loans	10	15,606	15,606	15,501	122

Covered loans	—	—	—	—	—

Total gross loans	10	$15,606	$15,606	$15,501	$122

(1)	The table excludes modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

	For the Three Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2012	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	7	1,677	1,677	1,350	3
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	307	307	306	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	3,378	3,378	3,359	—
Other	1	648	648	309	—
Construction:
Speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	10,966	10,966	10,916	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	4	3,221	3,221	3,221	—

Total non-covered loans	15	20,197	20,197	19,461	3

Covered loans	—	—	—	—	—

Total gross loans	15	$20,197	$20,197	$19,461	$3

	For the Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2012	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	1	$80	$80	$74	$—
Change in amortization period or maturity	8	4,131	4,131	3,808	3
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	614	614	610	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	3,891	3,891	3,865	—
Other	1	648	648	316	—
Construction:
Speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	10,966	10,966	10,916	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	4	3,221	3,221	3,221	—

Total non-covered loans	19	23,551	23,551	22,810	3

Covered loans	—	—	—	—	—

Total gross loans	19	$23,551	$23,551	$22,810	$3

(1)	The table excludes modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of June 30, 2013, there was one commercial real estate loan with an outstanding balance of $2.3 million and one commercial and industrial loan with an outstanding balance of $89,000 that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the six months ended June 30, 2013.

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

The table below presents the reconciliation of earnings per share for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$24,466	$23,619	$46,081	$45,887
Less: Net earnings allocated to restricted stock	75	82	144	149

Net earnings allocated to common shareholders (numerator)	$24,391	$23,537	$45,937	$45,738

Weighted average shares outstanding (denominator)	104,641	104,378	104,603	104,341
Earnings per common share	$0.23	$0.23	$0.44	$0.44

Diluted earnings per common share:
Net income allocated to common shareholders (numerator)	$24,391	$23,537	$45,937	$45,738

Weighted average shares outstanding	104,641	104,378	104,603	104,341
Incremental shares from assumed exercise of outstanding options	273	240	257	221

Diluted weighted average shares outstanding (denominator)	104,914	104,618	104,860	104,562
Diluted earnings per common share	$0.23	$0.23	$0.44	$0.44

8.       FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2013. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the six months ended June 30, 2013 and 2012.

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

Non-Covered Loans — The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses.

The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily the value which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$361,332	$—	$361,332	$—
Residential mortgage-backed securities	1,037,100	—	1,037,100	—
CMO’s / REMIC’s - residential	425,893	—	425,893	—
Municipal bonds	602,331	—	602,331	—
Other securities	4,925		4,925

Total investment securities - AFS	2,431,581	—	2,431,581	—
Interest rate swaps	12,830	—	12,830	—

Total assets	$2,444,411	$—	$2,444,411	$—

Description of liability
Interest rate swaps	$12,830	$—	$12,830	$—

Total liabilities	$12,830	$—	$12,830	$—

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$359,300	$—	$359,300	$—
Residential mortgage-backed securities	887,598	—	887,598	—
CMO’s / REMIC’s - residential	571,960	—	571,960	—
Municipal bonds	625,429	—	625,429	—
Other securities	5,100		5,100

Total investment securities - AFS	2,449,387	—	2,449,387	—
Interest rate swaps	23,966	—	23,966	—

Total assets	$2,473,353	$—	$2,473,353	$—

Description of liability
Interest rate swaps	$23,966	$—	$23,966	$—

Total liabilities	$23,966	$—	$23,966	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at June 30, 2013 and December 31, 2012, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments that had losses during the period.

	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Six Months Ended June 30, 2013
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered	$6,820	$—	$—	$6,820	$3,936
OREO-non-covered	—	—	—	—	—
OREO-covered	55	—	—	55	14

Total assets	$6,875	$—	$—	$6,875	$3,950

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2012
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered	$12,460	$—	$—	$12,460	$3,930
OREO-non-covered	3,008	—	—	3,008	336
OREO-covered	1,067	—	—	1,067	467

Total assets	$16,535	$—	$—	$16,535	$4,733

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2013 and December 31, 2012, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$282,268	$282,268	$—	$—	$282,268
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	45,216	—	45,216	—	45,216
Investment securities available-for-sale	2,431,581	—	2,431,581	—	2,431,581
Investment securities held-to-maturity	1,909	—	—	2,284	2,284
Total loans, net of allowance for loan losses	3,258,201	—	—	3,301,932	3,301,932
Accrued interest receivable	22,162	—	22,162	—	22,162
Swaps	12,830	—	12,830	—	12,830
Liabilities
Deposits:
Noninterest-bearing	$2,518,886	$2,518,886	$—	$—	$2,518,886
Interest-bearing	2,313,436	—	2,314,240	—	2,314,240
Borrowings	690,711	—	714,122	—	714,122
Junior subordinated debentures	25,774	—	25,886	—	25,886
Accrued interest payable	1,176	—	1,176	—	1,176
Swaps	12,830	—	12,830	—	12,830

	December 31, 2012
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$98,431	$98,431	$—	$—	$98,431
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	56,651	—	56,651	—	56,651
Investment securities available-for-sale	2,449,387	—	2,449,387	—	2,449,387
Investment securities held-to-maturity	2,050	—	—	2,515	2,515
Total loans, net of allowance for loan losses	3,355,087	—	—	3,503,332	3,503,332
Accrued interest receivable	22,355	—	22,355	—	22,355
Swaps	23,966	—	23,966	—	23,966
Liabilities
Deposits:
Noninterest-bearing	$2,420,993	$2,420,993	$—	$—	$2,420,993
Interest-bearing	2,352,994	—	2,354,126	—	2,354,126
Borrowings	698,178	—	727,512	—	727,512
Junior subordinated debentures	67,012	—	67,415	—	67,415
Accrued interest payable	1,493	—	1,493	—	1,493
Swaps	23,966	—	23,966	—	23,966

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following table represents the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 - Summary of Significant Accounting Policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Three Months Ended June 30, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$35,201	$11,641	$9,751	$—	$56,593
Credit for funds provided (1)	6,509	—	2,309	(8,818)	—

Total interest income	41,710	11,641	12,060	(8,818)	56,593

Interest expense	1,445	2,418	135	—	3,998
Charge for funds used (1)	1,033	10,864	(3,079)	(8,818)	—

Total interest expense	2,478	13,282	(2,944)	(8,818)	3,998

Net interest income	39,232	(1,641)	15,004	—	52,595

Provision for loan losses	—	—	(6,200)	—	(6,200)

Net interest income after provision for loan losses	39,232	(1,641)	21,204	—	58,795

Noninterest income	5,477	—	2,218	—	7,695
Noninterest expense	11,319	177	16,752	—	28,248
Debt termination	—	—	—	—	—

Segment pre-tax profit (loss)	$33,390	$(1,818)	$6,670	$—	$38,242

Segment assets as of June 30, 2013	$5,146,329	$2,826,947	$746,429	$(2,294,149)	$6,425,556

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Three Months Ended June 30, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$37,573	$14,983	$17,623	$—	$70,179
Credit for funds provided (1)	6,277	—	2,550	(8,827)	—

Total interest income	43,850	14,983	20,173	(8,827)	70,179

Interest expense	1,865	4,569	785	—	7,219
Charge for funds used (1)	1,044	10,098	(2,315)	(8,827)	—

Total interest expense	2,909	14,667	(1,530)	(8,827)	7,219

Net interest income	40,941	316	21,703	—	62,960

Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	40,941	316	21,703	—	62,960

Noninterest income	5,807	—	(3,515)	—	2,292
Noninterest expense	11,297	186	17,466	—	28,949
Debt termination	—	—	—	—	—

Segment pre-tax profit (loss)	$35,451	$130	$722	$—	$36,303

Segment assets as of June 30, 2012	$4,869,845	$2,832,792	$895,925	$(2,074,599)	$6,523,963

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Six Months Ended June 30, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$70,636	$24,429	$20,341	$—	$115,406
Credit for funds provided (1)	12,821	—	4,868	(17,689)	—

Total interest income	83,457	24,429	25,209	(17,689)	115,406

Interest expense	2,944	4,835	443	—	8,222
Charge for funds used (1)	2,106	21,378	(5,795)	(17,689)	—

Total interest expense	5,050	26,213	(5,352)	(17,689)	8,222

Net interest income	78,407	(1,784)	30,561	—	107,184
Provision for loan losses	—	—	(6,200)	—	(6,200)

Net interest income after provision for loan losses	78,407	(1,784)	36,761	—	113,384

Noninterest income	10,583	2,094	1,763	—	14,440
Noninterest expense	22,896	361	35,789	—	59,046
Debt termination	—	—	—	—	—

Segment pre-tax profit (loss)	$66,094	$(51)	$2,735	$—	$68,778

Segment assets as of June 30, 2013	$5,146,329	$2,826,947	$746,429	$(2,294,149)	$6,425,556

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Six Months Ended June 30, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$75,244	$30,346	$30,654	$—	$136,244
Credit for funds provided (1)	12,624	—	5,150	(17,774)	—

Total interest income	87,868	30,346	35,804	(17,774)	136,244

Interest expense	3,916	9,117	1,649	—	14,682
Charge for funds used (1)	2,141	20,126	(4,493)	(17,774)	—

Total interest expense	6,057	29,243	(2,844)	(17,774)	14,682

Net interest income	81,811	1,103	38,648	—	121,562

Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	81,811	1,103	38,648	—	121,562

Noninterest income	11,790	—	(4,242)	—	7,548
Noninterest expense	23,195	381	35,585	—	59,161
Debt termination	—	—	—	—	—

Segment pre-tax profit (loss)	$70,406	$722	$(1,179)	$—	$69,949

Segment assets as of June 30, 2012	$4,869,845	$2,832,792	$895,925	$(2,074,599)	$6,523,963

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2013, the Bank entered into 87 interest-rate swap agreements with customers and 87 with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurance in this regard since the performance of our swaps is subject to market and counterparty risk.

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2013, and December 31, 2012, the total notional amount of the Company’s swaps was $234.0 million, and $240.1 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below:

	June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$12,830	Other liabilities	$12,830

Total derivatives		$12,830		$12,830

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,966	Other liabilities	$23,966

Total derivatives		$23,966		$23,966

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the three and six months ended June 30, 2013, and 2012:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended June 30,
		2013	2012
		(Dollars in thousands)
Interest rate swaps	Other income	$—	$189

Total		$—	$189

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Six Months Ended June 30,
		2013	2012
		(Dollars in thousands)
Interest rate swaps	Other income	$—	$692

Total		$—	$692

11.	OTHER COMPREHENSIVE INCOME/(LOSS)

The tables below provide a summary of the changes in accumulated other comprehensive income (“OCI”) for the three and six months ended June 30, 2013.

	For the Three Months Ended June 30, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(53,854)	$(22,618)	$(31,236)

Net change	$(53,854)	$(22,618)	$(31,236)

	For the Six Months Ended June 30, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(65,550)	$(27,531)	$(38,019)
Net realized gains reclassified into earnings (1)	(2,094)	(879)	(1,215)

Net change	$(67,644)	$(28,410)	$(39,234)

(1)	Net realized gains are included in noninterest income in the unaudited condensed consolidated statements of earnings and comprehensive income for the three months ended June 30, 2013.

The following tables provide a summary of the change in accumulated other comprehensive income for the six months ended June 30, 2013, and 2012:

Unrealized (Loss)/Gain on Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, December 31, 2012	$43,251
Net change in fair value recorded in accumulated OCI	(38,019)
Net realized gains reclassified into earnings	(1,215)

Balance, June 30, 2013	$4,017

Unrealized (Loss)/Gain on Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, December 31, 2011	$41,469
Net change in fair value recorded in accumulated OCI	2,115

Balance, June 30, 2012	$43,584

12.       BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. Our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to the counterparty bank continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults.

In November 2006, we began a repurchase agreement product with our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the condensed consolidated balances.

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
June 30, 2013
Financial assets:
Derivatives not designated as hedging instruments	$12,830	$—	$—	$12,830	$—	$12,830

Total	$12,830	$—	$—	$12,830	$—	$12,830

Financial liabilities:
Derivatives not designated as hedging instruments	$13,864	$(1,034)	$12,830	$—	$(26,588)	$(13,758)
Repurchase agreements	491,641	—	491,641	—	(534,952)	(43,311)

Total	$505,505	$(1,034)	$504,471	$—	$(561,540)	$(57,069)

December 31, 2012
Financial assets:
Derivatives not designated as hedging instruments	$23,966	$—	$—	$23,966	$—	$23,966

Total	$23,966	$—	$—	$23,966	$—	$23,966

Financial liabilities:
Derivatives not designated as hedging instruments	$23,966	$—	$23,966	$—	$(26,598)	$(2,623)
Repurchase agreements	473,244	—	473,244	—	(505,000)	(31,756)

Total	$497,210	$—	$497,210	$—	$(505,000)	$(34,379)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Allowance for Loan Losses (“ALLL”)

•	Troubled Debt Restructurings

•	Investment Securities

•	Goodwill Impairment

•	Acquired Loans

•	Covered Loans

•	Covered Other Real Estate Owned

•	FDIC Loss Sharing Asset

•	Non-Covered Other Real Estate Owned

•	Fair Value of Financial Instruments

•	Income Taxes

•	Share-based compensation

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

OVERVIEW

For the second quarter of 2013, we reported net income of $24.5 million, compared with $23.6 million for the second quarter of 2012, an increase of $847,000, or 3.59%. Diluted earnings per share were $0.23 per share for the second quarter of 2013 and 2012. Net income for the second quarter of 2013 included a $6.2 million recapture of loan loss provision and a net pre-tax gain of $2.5 million on the sale of other real estate owned property (“OREO”).

At June 30, 2013, total assets of $6.43 billion increased $62.2 million, or 0.98%, from total assets of $6.36 billion at December 31, 2012. Earning assets totaled $6.06 billion at June 30, 2013, an increase of $26.6 million, or 0.44%, when compared with total earning assets of $6.04 billion at December 31, 2012. The increase in earning assets during the first half of 2013 was primarily due to a $159.8 million increase in interest-earning balances due from the Federal Reserve, offset principally by a $103.9 million decrease in loans and a $17.9 million decrease in investment securities.

Investment securities totaled $2.43 billion at June 30, 2013, down from $2.45 billion at December 31, 2012. As of June 30, 2013, we had a pre-tax unrealized net gain of $6.9 million on our overall investment securities portfolio, compared to a pre-tax net unrealized gain of $74.6 million at December 31, 2012. The decrease in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. $21.5 million of this unrealized net gain was attributable to our municipal securities portfolio, offset by unrealized net losses of $14.6 million attributable to the remainder of the portfolio, consisting of predominantly mortgage-backed securities (“MBS”). During the second quarter of 2013, we purchased $233.6 million in MBS with an average yield of 1.99% and an average duration of approximately four years. We also purchased $443,000 in municipal securities with an average tax-equivalent yield of 4.31%. During the first quarter of 2013, we identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing an ongoing deterioration in yield. We elected to sell these securities and recognized a net gain on sale of $2.1 million.

Total loans and leases, net of deferred fees and discount, of $3.34 billion at June 30, 2013, decreased by $24.6 million, or 0.73%, from $3.37 billion at March 31, 2013. Quarter-over-quarter, non-covered loans and covered loans decreased by $19.7 million and $4.9 million, respectively. The $19.7 million decrease in non-covered loans was principally due to decreases of $28.2 million in dairy and livestock, $9.3 million in construction, and $7.8 million in commercial and industrial, partially offset by increases of $18.1 million in single family residential (“SFR”) mortgage and $12.5 million in commercial real estate loans. The growth in SFR mortgage loans in the second quarter of 2013 was principally due to our enhanced lending program. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed recently to enable our Bank to underwrite and retain SFR mortgage loans generated through our internal referral channels, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. The market remains very competitive for new loan originations for both commercial real estate and commercial and industrial loans. We continue to focus our primary sales effort on these two key areas but also seek other lending opportunities that meet our credit quality guidelines.

Noninterest bearing deposits were $2.52 billion at June 30, 2013, an increase of $97.9 million, or 4.04%, compared to $2.42 billion at December 31, 2012. At June 30, 2013, noninterest bearing deposits were 52.13% of total deposits, compared to 50.71% at December 31, 2012 and 47.93% at June 30, 2012. Our average cost of total deposits for the second quarter of 2013 was 10 basis points, compared to 13 basis points for the second quarter of 2012.

At June 30, 2013, we had $25.8 million of junior subordinated debentures, compared to $67.0 million at December 31, 2012. On January 7, 2013, we redeemed $20.6 million, or 50%, of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II. On April 7, 2013, we redeemed the remaining $20.6 million of the outstanding capital and common securities issued by CVB Statutory Trust II. We took these actions to reduce funding costs.

Improved credit quality and improving economic factors resulted in a $6.2 million reduction of the allowance for loan losses. The allowance for loan losses was $85.5 million, or 2.70% of total non-covered loans at June 30, 2013, compared to $92.2 million at March 31, 2013 and $92.4 million at December 31, 2012. The allowance for loan losses was 2.70%, 2.89%, 2.84%, 2.85%, and 2.89% of total non-covered loans and leases outstanding at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively. For the past eight consecutive quarters, we have had zero provision for loan losses.

Our capital ratios remain well-above regulatory standards. As of June 30, 2013, our Tier 1 leverage capital ratio totaled 11.55%, our Tier 1 risk-based capital ratio totaled 18.13% and our total risk-based capital ratio totaled 19.39%.

The Company’s Board of Directors increased the quarterly cash dividend from $0.085 to $0.10 for the second quarter of 2013. The decision to increase the dividend was based on our strong capital position and the stability of our earnings.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Net interest income	$52,595	$62,960	$107,184	$121,562
Recapture of (provision for) loan losses	6,200	—	6,200	—
Noninterest income	7,695	2,292	14,440	7,548
Noninterest expense	(28,248)	(28,949)	(59,046)	(59,161)
Provision for income taxes	(13,776)	(12,684)	(22,697)	(24,062)

Net earnings	$24,466	$23,619	$46,081	$45,887

Earnings per common share:
Basic	$0.23	$0.23	$0.44	$0.44
Diluted	$0.23	$0.23	$0.44	$0.44
Return on average assets	1.56%	1.46%	1.47%	1.41%
Return on average shareholders’ equity	12.58%	12.73%	11.95%	12.51%
Efficiency ratio	46.85%	44.36%	48.55%	45.82%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Interest income
Interest income-accretion	$3,456	$7,521	$7,849	$12,213
Other income
Decrease in FDIC loss share asset	(3,444)	(9,336)	(7,467)	(12,280)
Gain on OREO, net	—	385	376	521
Gain on sale of loans held-for-sale	—	2,035	—	815
Expenses
Legal and professional	(91)	(254)	(222)	(772)
OREO write-down	(14)	(34)	(14)	(193)
OREO expenses	(4)	14	(62)	(97)
Other expenses (appraisals, and etc.)	173	(29)	(102)	(90)

Net income before income taxes related to covered assets	$76	$302	$358	$117

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, net increase (decrease) in the FDIC loss sharing asset as well as the other noninterest expenses related to covered loans.

The discount accretion of $3.5 million for the second quarter 2013, recognized as part of interest income from covered loans, decreased $4.1 million, compared to $7.5 million for the second quarter of 2012. The discount accretion was reduced by the changes in the FDIC loss sharing asset, a net decrease of $3.4 million for the second quarter of 2013, compared to a net decrease of $9.3 million for the second quarter of 2012.

At June 30, 2013, the remaining discount associated with the SJB loans approximated $17.5 million. Based on the current forecast of expected cash flows, approximately $10.0 million of the discount is expected to accrete into interest income over the remaining lives of the respective pools and individual loans, which approximates 4.7 years and 0.6 years, respectively. The FDIC loss sharing asset totaled $10.6 million at June 30, 2013. The loss sharing asset will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 1.3 years.

The Company also recognized net gain on sales of covered assets of $376,000 for the six months ended June 30, 2013, compared to $521,000 for the same period in 2012.

Expenses related to covered assets, OREO expense, legal and professional expenses and other covered asset expenses, totaled $400,000 for the six months ended June 30, 2013. This compares to $1.2 million for the same period of 2012. Covered loans decreased $55.3 million to $191.4 million at June 30, 2013 from $246.6 million at June 30, 2012.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. As of June 30, 2013, our balance sheet is slightly asset-sensitive over a one-year horizon assuming no balance sheet growth; meaning interest-earning assets will generally reprice faster than interest-bearing liabilities. Therefore, our net interest margin is likely to modestly increase in sustained periods of rising interest rates and decrease modestly in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$1,704,935	$5,431	1.28%	$1,661,525	$8,786	2.12%
Tax-advantaged	617,695	5,511	4.89%	643,052	5,785	4.95%
Investment in FHLB stock	48,321	467	3.88%	67,499	94	0.56%
Federal funds sold & interest-earning deposits with other institutions	206,912	209	0.40%	316,610	295	0.37%
Loans HFS	—	—	0.00%	5,499	6	0.44%
Loans (2)	3,348,307	41,519	4.97%	3,456,794	47,692	5.55%
Yield adjustment to interest income from discount accretion	(20,013)	3,456		(41,951)	7,521

Total interest-earning assets	5,906,157	56,593	3.98%	6,109,028	70,179	4.76%
Total noninterest-earning assets	375,281			404,755

Total assets	$6,281,438			$6,513,783

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$1,600,525	834	0.21%	$1,718,972	1,073	0.25%
Time deposits	702,121	324	0.19%	783,600	481	0.25%

Total interest-bearing deposits	2,302,646	1,158	0.20%	2,502,572	1,554	0.25%
FHLB advances and other borrowings	739,015	2,840	1.54%	1,039,125	5,665	2.16%

Interest-bearing liabilities	3,041,661	3,998	0.53%	3,541,697	7,219	0.81%

Noninterest-bearing deposits	2,399,930			2,163,984
Other liabilities	59,706			61,978
Stockholders’ equity	780,141			746,124

Total liabilities and stockholders’ equity	$6,281,438			$6,513,783

Net interest income		$52,595			$62,960

Net interest income excluding discount		$49,139			$55,439

Net interest spread—tax equivalent			3.45%			3.95%
Net interest spread—tax equivalent excluding discount			3.21%			3.42%
Net interest margin			3.57%			4.15%
Net interest margin—tax equivalent			3.71%			4.29%
Net interest margin—tax equivalent excluding discount			3.46%			3.77%
Net interest margin excluding loan fees			3.52%			4.08%
Net interest margin excluding loan fees—tax equivalent			3.65%			4.22%

(1)	Non tax-equivalent (TE) rate was 1.89%, and 2.53% for the three months ended June 30, 2013, and 2012, respectively.
(2)	Includes loan fees of: $786, and $967 for the three months ended June 30, 2013, and 2012, respectively. Prepayment penalty fees of $1,139, and $814 are included in interest income for the three months ended June 30, 2013, and 2012, respectively.
(3)	Includes interest-bearing demand and money market accounts.

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$1,748,440	$12,178	1.40%	$1,653,227	$17,956	2.19%
Tax-advantaged	621,750	11,052	4.87%	645,868	11,581	4.94%
Investment in FHLB stock	52,306	810	3.12%	69,846	184	0.53%
Federal funds sold & interest-earning deposits with other institutions	149,875	344	0.46%	300,478	580	0.39%
Loans HFS	37	1	5.45%	6,472	10	0.31%
Loans (2)	3,374,919	83,172	4.97%	3,466,637	93,720	5.44%
Yield adjustment to interest income from discount accretion	(22,033)	7,849		(46,053)	12,213

Total interest-earning assets	5,925,294	115,406	4.07%	6,096,475	136,244	4.64%
Total noninterest-earning assets	383,577			440,103

Total assets	$6,308,871			$6,536,578

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$1,617,065	1,716	0.21%	$1,736,226	2,230	0.26%
Time deposits	707,004	683	0.19%	798,779	977	0.25%

Total interest-bearing deposits	2,324,069	2,399	0.21%	2,535,005	3,207	0.25%
FHLB advances and other borrowings	772,628	5,823	1.52%	1,067,821	11,475	2.13%

Interest-bearing liabilities	3,096,697	8,222	0.54%	3,602,826	14,682	0.81%

Noninterest-bearing deposits	2,361,498			2,121,777
Other liabilities	73,349			74,056
Stockholders’ equity	777,327			737,919

Total liabilities and stockholders’equity	$6,308,871			$6,536,578

Net interest income		$107,184			$121,562

Net interest income excluding discount		$99,335			$109,349

Net interest spread—tax equivalent			3.53%			3.83%
Net interest spread—tax equivalent excluding discount			3.25%			3.39%
Net interest margin			3.65%			4.02%
Net interest margin—tax equivalent			3.78%			4.16%
Net interest margin—tax equivalent excluding discount			3.50%			3.73%
Net interest margin excluding loan fees			3.59%			3.97%
Net interest margin excluding loan fees—tax equivalent			3.73%			4.12%

(1)	Non tax-equivalent (TE) rate was 1.97%, and 2.59% for the six months ended June 30, 2013, and 2012, respectively .
(2)	Includes loan fees of: $1,527, and $1,310 for the six months ended June 30, 2013, and 2012, respectively . Prepayment penalty fees of $2,093, and $1,683 are included in interest income for the six months ended June 30, 2013, and 2012, respectively .
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three and six months ended June 30, 2013, and 2012 include a yield adjustment of $3.5 million, and $7.5 million, respectively. Net interest income for the six months ended June 30, 2013, and 2012 include a yield adjustment of $7.8 million, and $12.2 million, respectively. These yield adjustments relate to discount accretion on covered loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$5,906,157	$58,618	3.98%	$6,109,028	$72,339	4.76%
Discount on acquired loans	20,013	(3,456)		41,951	(7,521)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$5,926,170	$55,162	3.73%	$6,150,979	$64,818	4.23%

Net interest income and net interest margin (TE)		$54,620	3.71%		$65,120	4.29%
Yield adjustment to interest income from discount accretion		(3,456)			(7,521)

Net interest income and net interest margin (TE), excluding yield adjustment		$51,164	3.46%		$57,599	3.77%

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$5,925,294	$119,463	4.07%	$6,096,475	$140,577	4.64%
Discount on acquired loans	22,033	(7,849)		46,053	(12,213)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$5,947,327	$111,614	3.78%	$6,142,528	$128,364	4.20%

Net interest income and net interest margin (TE)		$111,241	3.78%		$125,895	4.16%
Yield adjustment to interest income from discount accretion		(7,849)			(12,213)

Net interest income and net interest margin (TE), excluding yield adjustment		$103,392	3.50%		$113,682	3.73%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense, and Net Interest Income

	Comparision of Three Months Ended June 30, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$230	$(3,494)	$(91)	$(3,355)
Tax-advantaged securities	(208)	(69)	3	(274)
Investment in FHLB stock	(27)	558	(158)	373
Fed funds sold & interest-earning deposits with other institutions	(104)	28	(10)	(86)
Loans HFS	(6)	(6)	6	(6)
Loans	(1,468)	(4,857)	152	(6,173)
Yield adjustment from discount accretion	(3,924)	(296)	155	(4,065)

Total interest income	(5,507)	(8,136)	57	(13,586)
Interest expense:
Savings deposits	(74)	(177)	12	(239)
Time deposits	(49)	(121)	13	(157)
FHLB advances and other borrowings	(1,656)	(1,644)	475	(2,825)

Total interest expense	(1,779)	(1,942)	500	(3,221)

Net interest income	$(3,728)	$(6,194)	$(443)	$(10,365)

	Comparision of Six Months Ended June 30, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$1,030	$(6,437)	$(371)	$(5,778)
Tax-advantaged securities	(387)	(148)	6	(529)
Investment in FHLB stock	(46)	898	(226)	626
Fed funds sold & interest-earning deposits with other institutions	(286)	101	(51)	(236)
Loans HFS	(10)	166	(165)	(9)
Loans	(2,522)	(8,244)	218	(10,548)
Yield adjustment from discount accretion	(6,402)	4,260	(2,222)	(4,364)

Total interest income	(8,623)	(9,404)	(2,811)	(20,838)
Interest expense:
Savings deposits	(151)	(390)	27	(514)
Time deposits	(109)	(209)	24	(294)
FHLB advances and other borrowings	(3,230)	(3,347)	925	(5,652)

Total interest expense	(3,490)	(3,946)	976	(6,460)

Net interest income	$(5,133)	$(5,458)	$(3,787)	$(14,378)

Net interest income, before the provision for loan losses of $52.6 million for the second quarter of 2013 decreased $10.4 million, or 16.46%, compared to the second quarter of 2012. Interest income and fees on loans for the second quarter of 2013 totaled $45.0 million, which included $3.5 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on covered loans acquired SJB. This represents a $1.0 million decrease when compared to interest income and fees on loans of $46.0 million for the first quarter of 2013, which included $4.4 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on acquired loans. Interest income and fees on loans of $55.2 million decreased $10.2 million, or 18.55%, from the year ago second quarter which included $7.5 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on acquired loans.

Excluding the impact of the yield adjustment on covered loans, our tax equivalent (TE) net interest margin was 3.46% for the second quarter of 2013, compared with 3.54% for the first quarter of 2013 and 3.77% for the second quarter of 2012. Total average earning asset yields (excluding discount) decreased to 3.73% for the second quarter of 2013, from 3.83% for the first quarter of 2013, and 4.23% for the second quarter of 2012. Total cost of funds decreased to 0.29% for the second quarter of 2013, from 0.31% for the first quarter of 2013, and from 0.50% for the second quarter of 2012.

The average balance of total loans decreased $108.5 million to $3.35 billion for the second quarter of 2013, compared to $3.46 billion for the second quarter of 2012. The average yield on loans was 4.97% for the second quarter of 2013, compared to 5.55% for the second quarter of 2012. Lower rates on mortgages continued to result in larger volumes of refinancings during the second quarter of 2013. We also continued to see competitive pressure on rates in all classes of loans. We earned $1.1 million in loan prepayment penalty fees for the second quarter of 2013, compared with $954,000 for the first quarter of 2013 and $814,000 for the second quarter of 2012.

Total average earning assets of $5.91 billion decreased $202.9 million, or 3.32%, from $6.11 billion for the second quarter of 2012. This decrease was principally due to a $109.7 million decrease in interest-earning cash to $206.9 million, compared to $316.6 million for the second quarter of 2012 as a result of prepaying $250.0 million of FHLB advances during the third quarter of 2012 and $61.9 million redemption of junior subordinated debentures from the second quarter of 2012 through the second quarter of 2013. The average investment in FHLB stock also decreased $19.2 million to $48.3 million for the second quarter of 2013, compared to $67.5 million for the second quarter of 2012. The total average loan balance, net of discount, also decreased $86.5 million. These decreases were partially offset by an increase of $18.1 million in lower yielding investment securities to $2.32 billion for the second quarter of 2013, compared to $2.30 billion for the second quarter of 2012.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at June 30, 2013 and 2012. As of June 30, 2013 and 2012, we had $53.4 million and $61.9 million of non-covered non-accrual loans, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $786,000 and $1.5 million for the three and six months ended June 30, 2013, respectively, compared to $967,000 and $1.3 million for the three and six months ended June 30, 2012, respectively.

Interest income on investments of $10.9 million for the second quarter of 2013, decreased $3.6 million, or 24.91%, from $14.6 million for the second quarter of 2012. Total yield (TE) on investments was 2.24% for the second quarter of 2013, compared to 2.91% for the second quarter of 2012. We have been strategically reinvesting our cash flow from our investment portfolio, carefully weighing current rates and overall interest rate risks and we continually adjust our investment strategies in response to the changing interest rate environment. During the second quarter of 2013, we purchased $233.6 million in MBS with an average yield of 1.99% and an average duration of approximately four years. We also purchased $443,000 in municipal securities with an average tax-equivalent yield of 4.31% during the second quarter of 2013.

Interest expense of $4.0 million for the second quarter of 2013 decreased $3.2 million, or 44.62%, compared to $7.2 million for the second quarter of 2012. The average rate paid on interest-bearing liabilities decreased 28 basis points, to 0.53% for the second quarter of 2013 from 0.81% in 2012 as a result of the low interest rate environment that we are currently experiencing as well as the mix of interest-bearing liabilities.

Contributing to the decline in interest expense was lower rates paid on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.20% for the second quarter of 2013, compared to 0.25% for the second quarter of 2012). Average noninterest-bearing deposits grew to $2.40 billion, or 51.03% of total average deposits for the second quarter of 2013, compared to $2.16 billion, or 46.37% of total average deposits for the second quarter of 2012. The decrease in rates paid on total deposits (0.10% for the second quarter of 2013 compared to 0.13% for the second quarter of 2012) also contributed to our lower cost of funds.

Other borrowings typically have higher interest costs than interest-bearing deposits. The $2.8 million decrease in interest from other borrowings during the second quarter of 2013 was due to the redemption of $250.0 million of fixed rate loans from the FHLB during the third quarter of 2012, and $61.9 million redemption of junior subordinated debentures from June 30, 2012 through June 30, 2013. The remaining FHLB advance carries a coupon rate of 4.52% and matures in November 2016. We also repaid $100.0 million of FHLB advances, with a coupon rate of 2.89%, at the end of December, 2011. On January 7, 2012, we redeemed all outstanding debentures and trust preferred securities issued by First Coastal Capital Trust II for a total consideration of approximately $6.8 million. During 2012, we redeemed $41.2 million of CVB Statutory Trust I junior subordinated debentures bearing interest at 2.85% above the 90-day LIBOR. During the six months ended June 30, 2013, we redeemed $41.2 million of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II.

Provision for Loan losses

We maintain an allowance for loan losses that is increased by a provision for non-covered loan losses charged against operating results. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to an appropriate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio.

We recorded a $6.2 million recapture of loan loss provision for the six months ended June 2013, compared to zero for the same period in 2012. We believe the allowance is appropriate at June 30, 2013. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total non-covered net loans as of June 30, 2013 and December 31, 2012 was 2.70% and 2.84%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net charge-offs totaled $784,000 for the six months ended June 30, 2013, compared to $2.1 million for the same period of 2012. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC, which expires in October 2014. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the covered SJB loans in 2009. During the six months ended June 30, 2013 and 2012, there was zero and $81,000, respectively, in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition. An offsetting adjustment was recorded to the FDIC loss sharing asset based on the appropriate loss sharing percentage.

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

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,145	$4,068	$77	$7,971	$8,192	$(221)
Trust and investment services	2,072	2,042	30	4,077	4,227	(150)
Bankcard services	938	1,007	(69)	1,777	1,926	(149)
BOLI income	627	740	(113)	1,370	1,490	(120)
Gain on sale of investment securities, net	—	—	—	2,094	—	2,094
Decrease in FDIC loss sharing asset, net	(3,444)	(9,336)	5,892	(7,467)	(12,280)	4,813
Gain on OREO, net	2,568	752	1,816	3,132	934	2,198
Gain on loans held-for-sale	—	2,035	(2,035)	—	815	(815)
Other	789	984	(195)	1,486	2,244	(758)

Total noninterest income	$7,695	$2,292	$5,403	$14,440	$7,548	$6,892

Second Quarter of 2013 Compared to Second Quarter of 2012

Noninterest income of $7.7 million for the second quarter of 2013 increased $5.4 million, or 235.73%, over noninterest income of $2.3 million for the second quarter of 2012. Noninterest income for the second quarter of 2013 increased primarily due to a $2.5 million net pre-tax gain on the sale of one OREO property. Also contributing to this year-over-year increase was a $3.4 million net decrease in the FDIC loss sharing asset during the second quarter of 2013, compared to a $9.3 million net decrease in the second quarter of 2012. During the second quarter of 2012, we recorded a $2.0 million net gain on the sale of 11 covered loans held-for-sale.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management Group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2013, CitizensTrust had approximately $2.24 billion in assets under management and administration, including $1.69 billion in assets under management. CitizensTrust generated fees of $2.1 million for the second quarter of 2013, compared to $2.0 million for the second quarter of 2012.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $627,000 for the second quarter of 2013 decreased $113,000, or 15.27% from the second quarter of 2012.

Other noninterest income of $789,000 for the second quarter of 2013 decreased $195,000, or 19.82%, compared to $984,000 for the second quarter of 2012. This decrease was principally due to a $189,000 decrease in swap fee income.

Six Months of 2013 Compared to Six Months of 2012

The $6.9 million increase in noninterest income for the first six months of 2013 was primarily due to a $7.5 million net decrease in the FDIC loss sharing asset, compared to a $12.3 million net decrease for the six months ended June 30, 2012. Also contributing to the year-over-year increase was a $2.5 million net pre-tax gain on the sale of one OREO property and a $2.1 million net pre-tax gain on the sale of investment securities during 2013. During 2012, we recorded $815,000 in net gain on the sale of covered loans held-for-sale.

Other noninterest income of $1.5 million for the six months ended June 30, 2013 decreased $758,000, or 33.78%, compared to $2.2 million for the same period of 2012. This decrease was principally due to a $692,000 decrease in swap fee income.

Noninterest Expense

The following table sets for the various components of noninterest expense for the periods indicated.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$17,088	$16,646	$442	$34,388	$33,367	$1,021
Occupancy	2,638	2,490	148	5,260	5,337	(77)
Equipment	927	1,134	(207)	1,987	2,235	(248)
Professional services	1,387	1,702	(315)	2,983	3,693	(710)
Software licenses and maintenance	1,163	989	174	2,315	1,898	417
Stationary and supplies	860	902	(42)	1,848	1,851	(3)
Promotion	1,140	1,314	(174)	2,398	2,565	(167)
Amortization of intangibles	437	452	(15)	875	1,268	(393)
OREO expense	33	323	(290)	363	1,053	(690)
Regulatory assessments	865	819	46	1,755	1,761	(6)
Loan expense	150	559	(409)	813	999	(186)
Other	1,560	1,619	(59)	4,061	3,134	927

Total noninterest expense	$28,248	$28,949	$(701)	$59,046	$59,161	$(115)

Noninterest expense to average assets, annualized	1.80%	1.79%	0.01%	1.89%	1.82%	0.07%
Efficiency ratio (1)	46.85%	44.36%	2.49%	48.55%	45.82%	2.73%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Second Quarter of 2013 Compared to Second Quarter of 2012

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.80% for the second quarter of 2013, compared to 1.79% for the second quarter of 2012.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the second quarter of 2013, the efficiency ratio was 46.85%, compared to 44.36% for the second quarter of 2012.

Noninterest expense for the second quarter of 2013 decreased $701,000, or 2.42%. The overall decrease was primarily due to reductions of $844,000 in OREO costs, legal expenses, and loan related expenses as a result of the improved credit quality in our loan portfolio, and $419,000 in office equipment, other professional services and supplies. The decreases in these expenses were partially offset by increases of $442,000 in salaries and related expense due to increases in employee benefits and payroll taxes and $174,000 in software licenses and maintenance expense.

The $315,000 decrease in professional services expense was primarily due to a $170,000 decrease in other professional services and a $145,000 decrease in legal expenses associated with credit and collection issues, the federal securities class action litigation, and other litigation issues in which the Company is involved. See “Part II, Item 1 — Legal Proceedings”.

Six Months of 2013 Compared to Six Months of 2012

The $115,000 decrease in noninterest expense for the six months ended June 30, 2013 was primarily attributable to decreases of $746,000 in other professional services expense, $876,000 in OREO and loan related expenses as a result of improved credit quality in our loan portfolio, $251,000 in office equipment and supplies, and $393,000 in intangible amortization expense. These decreases were partially offset by increases of $1.0 million in salaries and related expense due to increases in employee benefits and payroll taxes, a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns included in other expense and $417,000 in software licenses and maintenance expense.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2013 was 36.02%, and 33.00%, respectively, compared to 29.21% for the first quarter of 2013 and 34.94% for the second quarter of 2012 Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We also benefited from $1.4 million of enterprise zone tax credits reflected during the first quarter of 2013.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period. The majority of tax-advantaged income is derived from municipal securities.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: which are (i) Business Financial and Commercial Banking Centers and (ii) Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment. There are no provisions for loan losses or taxes in the segments as these are accounted for at the corporate level.

Key measures we use to evaluate the segments’ performance are included in the following table for the three and six months ended June 30, 2013 and 2012. These tables also provide additional significant segment measures useful to understanding the performance of this segment.

Business Financial and Commercial Banking Centers

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$41,710	$43,850	$83,457	$87,868
Interest expense (1)	2,478	2,909	5,050	6,057

Net interest income	$39,232	$40,941	$78,407	$81,811

Noninterest income	5,477	5,807	10,583	11,790
Noninterest expense	11,319	11,297	22,896	23,195

Segment pre-tax profit	$33,390	$35,451	$66,094	$70,406

Balance Sheet
Average loans	$2,595,592	$2,612,825	$2,597,860	$2,606,990
Average interest-bearing deposits and customer repurchases	$2,565,202	$2,747,128	$2,600,266	$2,806,358
Yield on loans (2)	5.44%	5.78%	5.48%	5.80%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.27%	0.23%	0.28%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the second quarter of 2013, Business Financial and Commercial Banking Centers’ segment pre-tax profit decreased by $2.1 million, or 5.81%, primarily due to a decrease in net interest income of $1.7 million, or 4.17%, compared to the second quarter of 2012. The $2.1 million decrease in interest income for the second quarter of 2013 was principally due to a 34 basis point drop in the loan yield to 5.44% for the second quarter of 2013, compared to 5.78% for the second quarter of 2012. Average loans also decreased $17.2 million. The market remains very competitive for new loan originations for both commercial real estate and commercial and industrial loans. The drop in interest income was offset by a decrease of $431,000 in interest expense. Noninterest income also decreased $330,000, or 5.68% for the three months ended June 30, 2013, compared to the same period in 2012.

Treasury

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$11,641	$14,983	$24,429	$30,346
Interest expense (1)	13,282	14,667	26,213	29,243

Net interest income	$(1,641)	$316	$(1,784)	$1,103

Noninterest income	—	—	2,094	—
Noninterest expense	177	186	361	381
Debt termination	—	—	—	—

Segment pre-tax (loss) profit	$(1,818)	$130	$(51)	$722

Balance Sheet
Average investments	$2,322,630	$2,304,577	$2,370,190	$2,299,095
Average interest-bearing deposits	$240,001	$240,002	$240,002	$240,001
Average borrowings	$201,617	$448,806	$213,556	$448,755
Yield on investments-TE	2.24%	2.91%	2.31%	2.97%
Non-tax equivalent yield	1.89%	2.53%	1.97%	2.59%
Average cost of borrowings	4.68%	3.96%	4.43%	3.96%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the second quarter of 2013, the Company’s Treasury department reported a pre-tax loss of $1.8 million. This decrease was primarily due to a $3.3 million reduction in interest income due to a 67 basis point decrease in yield on investments (TE). The drop in interest income was partially offset by a $1.4 million decrease in interest expense, primarily due to a $247.2 million decrease in average borrowings for the second quarter of 2013, compared to the second quarter of 2012.

Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$12,060	$20,173	$25,209	$35,804
Interest expense (1)	(2,944)	(1,530)	(5,352)	(2,844)

Net interest income	$15,004	$21,703	$30,561	$38,648

(Recapture of) provision for loan losses	(6,200)	—	(6,200)	—
Noninterest income	2,218	(3,515)	1,763	(4,242)
Noninterest expense	16,752	17,466	35,789	35,585

Segment pre-tax profit (loss)	$6,670	$722	$2,735	$(1,179)

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $6.7 million for the second quarter of 2013, an increase of $5.9 million, or 823.82%, from pre-tax profit of $722,000 for the second quarter of 2012. The increase in pre-tax profit was principally due to a $6.2 million recapture of loan loss provision for the second quarter of 2013. Interest income decreased $6.7 million primarily due to a $4.1 million decrease in discount accretion. Noninterest income increased $5.7 million due to a net decrease in the FDIC loss sharing asset of $3.4 million for the second quarter of 2013, compared to a net decrease of $9.3 million for the second quarter of 2012.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.43 billion at June 30, 2013. This represented an increase of $62.2 million, or 0.98%, from total assets of $6.36 billion at December 31, 2012. Earning assets of $6.06 billion at June 30, 2013 increased $26.6 million, or 0.44% when compared with $6.04 billion at December 31, 2012. The increase in earning assets during the first half of 2013 was primarily due to $159.8 million increase in interest-earning balances due from the Federal Reserve, offset principally by a $103.9 million decrease in loans and a $17.9 million decrease in investment securities. Total liabilities were $5.67 billion at June 30, 2013, an increase of $73.1 million, or 1.31%, from total liabilities of $5.60 billion at December 31, 2012. Total equity decreased $10.9 million, or 1.43%, to $752.1 million at June 30, 2013, compared to total equity of $763.0 million at December 31, 2012.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2013, we reported total investment securities of $2.43 billion. This represented a decrease of $17.9 million, or 0.73%, from total investment securities of $2.45 billion at December 31, 2012. As of June 30, 2013, the Company had a pre-tax net unrealized holding gain on total investment securities of $6.9 million, compared to a pre-tax net unrealized gain of $74.6 million at December 31, 2012. The decrease in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. At June 30, 2013, $21.5 million of the net unrealized holding gain is attributed to our municipal securities portfolio, and $14.6 million in net unrealized holding loss is attributed to the remainder of the portfolio, which is predominantly mortgage-backed securities (“MBS”). Total repayments/maturities and proceeds from sales of investment securities totaled $271.1 million and $99.2 million, respectively, which includes the 13 investment securities that were sold for a net gain on sale of $2.1 million in the first six months of 2013. These proceeds were used to purchase additional investment securities totaling $364.2 million for the first six months of 2013, compared to $403.3 million for the first six months of 2012. No investment securities were sold during the first six months of 2012.

The table below sets forth investment securities available-for-sale at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$377,493	$62	$(16,223)	$361,332	14.86%
Residential mortgage-backed securities	1,040,904	11,499	(15,303)	1,037,100	42.65%
CMO’s / REMIC’s—residential	420,465	6,159	(731)	425,893	17.52%
Municipal bonds	580,792	24,659	(3,120)	602,331	24.77%
Other securities	5,000	—	(75)	4,925	0.20%

Total investment securities	$2,424,654	$42,379	$(35,452)	$2,431,581	100.00%

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$357,960	$1,588	$(248)	$359,300	14.67%
Residential mortgage-backed securities	862,196	25,529	(127)	887,598	36.24%
CMO’s / REMIC’s—residential	565,968	7,402	(1,410)	571,960	23.35%
Municipal bonds	583,692	41,920	(183)	625,429	25.53%
Other securities	5,000	100	—	5,100	0.21%

Total investment securities	$2,374,816	$76,539	$(1,968)	$2,449,387	100.00%

The weighted-average yield (TE) on the investment portfolio at June 30, 2013 was 2.20% with a weighted-average life of 4.4 years. This compares to a weighted-average yield of 2.47% at December 31, 2012 with a weighted-average life of 3.1 years and a yield of 2.80% at June 30, 2012 with a weighted-average life of 3.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 75% of the securities in the total investment portfolio, at June 30, 2013, are issued by the U.S government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee payment of principal and interest. As of June 30, 2013, approximately $144.8 million in U.S. government agency bonds are callable.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2013 and December 31, 2012.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012. The unrealized losses on these securities were attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	June 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$320,167	$16,223	$—	$—	$320,167	$16,223
Residential mortgage-backed securities	495,949	15,303	—	—	495,949	15,303
CMO / REMICs—residential	63,857	606	20,706	125	84,563	731
Municipal bonds	50,615	2,921	2,079	199	52,694	3,120
Other securities	4,925	75	—	—	4,925	75

Total	$935,513	$35,128	$22,785	$324	$958,298	$35,452

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO / REMICs—residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

During the six months ended June 30, 2013 and 2012, we recorded zero other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

At June 30, 2013, we reported total loans and lease finance receivables, net of deferred loan fees and discount, of $3.34 billion. This represented a decrease of $103.9 million, or 3.01%, from total loans, net of deferred loan fees, of $3.45 billion at December 31, 2012. Non-covered loans and covered loans decreased by $82.5 million and $21.4 million, respectively, for the six months ended June 30, 2013. The $82.5 million decrease in non-covered loans was principally due to decreases of $77.3 million in dairy and livestock, $22.3 million in commercial and industrial, and $13.4 million in construction loans, partially offset by increases of $20.8 million in SFR mortgage loans and $18.6 million in commercial real estate loans.

Total loans, net of deferred loan fees, comprise 55.15% of our total earning assets. The following tables present our loan portfolio, excluding held-for-sale loans, segregated into covered versus non-covered loans, by category as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$525,144	$24,632	$549,776
Real estate:
Commercial real estate	2,008,746	154,288	2,163,034
Construction	46,365	1,007	47,372
SFR mortgage	180,123	315	180,438
Dairy & livestock and agribusiness	259,127	5,536	264,663
Municipal lease finance receivables	105,246	—	105,246
Consumer and other loans	53,220	5,591	58,811

Gross loans	3,177,971	191,369	3,369,340
Less:
Purchase accounting discount	—	(17,526)	(17,526)
Deferred loan fees, net	(8,156)	—	(8,156)

Gross loans, net of deferred loan fees and discount	3,169,815	173,843	3,343,658
Less: Allowance for loan losses	(85,457)	—	(85,457)

Net loans	$3,084,358	$173,843	$3,258,201

Allowance for loan losses as a % of loans, net of deferred loan fees	2.70%

	December 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$547,422	$26,149	$573,571
Real estate:
Commercial real estate	1,990,107	179,428	2,169,535
Construction	59,721	1,579	61,300
SFR mortgage	159,288	1,415	160,703
Dairy & livestock and agribusiness	336,660	5,651	342,311
Municipal lease finance receivables	105,767	—	105,767
Consumer and other loans	60,273	6,337	66,610

Gross loans	3,259,238	220,559	3,479,797
Less:
Purchase accounting discount	—	(25,344)	(25,344)
Deferred loan fees, net	(6,925)	—	(6,925)

Gross loans, net of deferred loan fees and discount	3,252,313	195,215	3,447,528
Less: Allowance for loan losses	(92,441)	—	(92,441)

Net loans	$3,159,872	$195,215	$3,355,087

Allowance for loan losses as a % of loans, net of deferred loan fees	2.84%

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Consumer loans include auto and equipment leases, installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of June 30, 2013.

	June 30, 2013
Non-Covered Loans by Market Area	Total Non-Covered Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,187,442	37.4%	$807,278	40.2%
Inland Empire	587,831	18.5%	473,052	23.5%
Central Valley	675,428	21.2%	400,322	19.9%
Orange County	466,674	14.7%	192,404	9.6%
Other areas (1)	260,596	8.2%	135,690	6.8%

	$3,177,971	100.0%	$2,008,746	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

	June 30, 2013
Covered Loans by Market Area	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$13,838	7.2%	$9,236	6.0%
Inland Empire	998	0.5%	23	—
Central Valley	165,933	86.8%	139,567	90.5%
Orange County	—	—	—	—
Other areas (1)	10,600	5.5%	5,462	3.5%

	$191,369	100.0%	$154,288	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. The table below breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

	June 30, 2013
Non-Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
SFR mortgage—Direct	$85,112	3.9%	100.0%	$489
SFR mortgage—Mortgage pools	95,011	4.3%	100.0%	250
Multi-family	113,930	5.2%	—	991
Industrial	564,735	25.8%	34.6%	911
Office	361,423	16.5%	29.4%	996
Retail	340,340	15.6%	9.6%	1,378
Medical	143,334	6.6%	40.8%	1,648
Secured by farmland	151,374	6.9%	100.0%	2,074
Other	333,610	15.2%	48.7%	1,345

	$2,188,869	100.0%	40.5%	1,152

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

The SFR mortgage—Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program which utilizes Bank associate referrals through our Business Financial and Commercial Banking Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed recently to enable our Bank to underwrite and retain SFR mortgage loans generated through our internal referral channels, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012, and we originated loan volume in the aggregate principal amount of $26.2 million under this program during the second quarter of 2013.

In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, totaling $95.0 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans.

	June 30, 2013
Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
SFR mortgage—Direct	$315	0.2%	100.0%	$53
SFR mortgage—Mortgage pools	—	—	—	—
Multi-family	3,661	2.4%	—	915
Industrial	30,760	19.9%	49.7%	530
Office	15,800	10.2%	39.5%	465
Retail	18,393	11.9%	31.0%	613
Medical	14,503	9.4%	83.0%	967
Secured by farmland	10,795	7.0%	100.0%	308
Other	60,376	39.0%	52.3%	929

	$154,603	100.0%	53.0%	723

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

As of June 30, 2013, the Company had $46.4 million in non-covered construction loans. This represents 1.46% of total non-covered gross loans outstanding of $3.18 billion. Of this $46.4 million in construction loans, approximately 16.94%, or $7.9 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $38.5 million, were related to commercial construction. The average balance of any single construction loan was approximately $1.6 million. Our construction loans are located throughout our marketplace as can be seen in the table below.

As of June 30, 2013, the Company had $47.4 million in construction loans, both non-covered and covered. This represents 1.41% of gross loans outstanding of $3.37 billion. The following table presents a break-down of our non-covered construction loans excluding held for sale loans by county and type.

Non-Covered Construction Loans	June 30, 2013
(Dollars in thousands)	SFR & Multi-family
	Land Development		Construction		Total
Los Angeles County	$2,901	45.1%	$—	—	$2,901	36.9%
Inland Empire	1,048	16.3%	—	—	1,048	13.4%
Central Valley	743	11.6%	1,428	100.0%	2,171	27.6%
Orange County	—	—	—	—	—	—
Other areas (1)	1,736	27.0%	—	—	1,736	22.1%

	$6,428	100.0%	$1,428	100.0%	$7,856	100.0%

Total Nonperforming	$—	—	$—	—	$—	—

	Commercial
	Land Development		Construction		Total
Los Angeles County	$3,207	56.4%	$12,846	39.1%	$16,053	41.7%
Inland Empire	31	0.6%	8,471	25.8%	8,502	22.1%
Central Valley	2,445	43.0%	1,015	3.1%	3,460	9.0%
Orange County	—	—	—	—	—	—
Other areas (1)	—	—	10,494	32.0%	10,494	27.2%

	$5,683	100.0%	$32,826	100.0%	$38,509	100.0%

Total Nonperforming	$—	—	$10,663	32.5%	$10,663	27.7%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following table presents a break-down of our covered construction loans by county and type.

Covered Construction Loans	June 30, 2013
(Dollars in thousands)	SFR & Multi-family
	Land Development		Construction		Total
Central Valley	$25	100.0%	$982	100.0%	$1,007	100.0%

	$25	100.0%	$982	100.0%	$1,007	100.0%

There were no covered commercial construction loans outstanding as of June 30, 2013.

Nonperforming Assets (Non-Covered)

The following table provides information on non-covered nonperforming assets as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans	$26,854	$26,688
Troubled debt restructured loans (nonperforming)	26,497	31,309
Other real estate owned (“OREO”)	6,524	14,832

Total nonperforming assets	$59,875	$72,829

Troubled debt restructured performing loans	$61,566	$50,392

Percentage of nonperforming assets to total loans outstanding, net of deferred fees & OREO	1.89%	2.23%

Percentage of nonperforming assets to total assets	0.93%	1.14%

We had loans with a gross balance of $114.9 million classified as impaired as of June 30, 2013. This balance included nonperforming loans of $53.4 million. Impaired loans which were restructured in a troubled debt restructuring represented $88.1 million, of which $26.5 million were nonperforming and $61.6 million were performing, as of June 30, 2013. Of the $26.5 million in nonperforming TDRs, $13.1 million are not paying in accordance with the modified terms at June 30, 2013 and the remaining $13.4 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2012, we had impaired loans with a balance of $108.4 million. Impaired loans measured 3.62% of total non-covered loans as of June 30, 2013, compared to 3.33% as of December 31, 2012.

Of the total impaired loans as of June 30, 2013, $84.9 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $30.0 million.

At June 30, 2013 and December 31, 2012, TDRs of $61.6 million and $50.4 million, respectively, were classified as accruing restructured loans, respectively. At June 30, 2013, performing TDRs were comprised of 14 commercial real estate loans of $21.0 million, two construction loans of $16.9 million, 10 dairy and livestock loans of $20.5 million, seven SFR mortgage loans of $2.0 million, and seven commercial and industrial loans of $1.2 million. The performing restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms

At June 30, 2013 and December 31, 2012, there was $1.9 million and $1.4 million of related allowance on TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs of TDRs for the six months ended June 30, 2013, compared to $46,000 for the same period in 2012.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

At June 30, 2013, we had $6.5 million in OREO, a decrease of $8.3 million from the seven OREO properties totaling $14.8 million at December 31, 2012. During the six months of 2013, we sold five OREO properties with a carrying value of $7.8 million, realizing a net gain on sale of $2.7 million. There were no additions to OREO during the first half of 2013. We now have two non-covered OREO properties.

The table below provides trends in our non-covered nonperforming assets and delinquencies over the past year.

Nonperforming Assets & Delinquency Trends

(Non-Covered Loans)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Nonperforming Loans
Commercial and industrial	$5,012	$3,387	$3,136	$3,896	$4,622
Real estate:
Commercial real estate	18,610	19,964	21,039	21,354	23,084
Construction—speculative	10,494	10,620	10,663	17,708	17,904
Construction—non speculative	—	—	—	—	—
SFR mortgage	11,423	11,561	13,102	12,321	12,469
Dairy & livestock and agribusiness	7,655	9,371	9,842	10,345	3,394
Consumer and other loans	157	226	215	364	392

Total	$53,351	$55,129	$57,997	$65,988	$61,865
% of Total gross loans	1.68%	1.73%	1.78%	2.04%	1.95%
Past Due 30-89 Days
Commercial and industrial	$373	$2,026	$690	$286	$176
Real estate:
Commercial real estate	1,251	1,820	—	298	1,041
Construction—speculative	—	—	—	—	—
Construction—non speculative	—	—	—	—	—
SFR mortgage	—	824	107	650	—
Dairy & livestock and agribusiness	—	—	—	170	—
Consumer and other loans	8	63	90	285	36

Total	$1,632	$4,733	$887	$1,689	$1,253
% of Total gross loans	0.05%	0.15%	0.03%	0.05%	0.04%
OREO
Commercial and industrial	$—	$—	$—	$203	$203
Real estate:
Commercial real estate	—	828	2,319	3,153	2,407
Construction—speculative	6,524	12,513	12,513	7,117	7,117
Construction—non speculative	—	—	—	—	—
SFR mortgage	—	—	—	—	667
Consumer and other loans	—	—	—	—	—

Total	$6,524	$13,341	$14,832	$10,473	$10,394

Total nonperforming, past due, and OREO	$61,507	$73,203	$73,716	$78,150	$73,512

% of Total gross loans	1.94%	2.30%	2.27%	2.42%	2.32%

We had $53.4 million in non-covered nonperforming loans, defined as nonaccrual loans and nonperforming TDRs, at June 30, 2013, or 1.68% of total non-covered loans. This compares to $58.0 million in nonperforming loans at December 31, 2012 and $61.9 million in nonperforming loans at June 30, 2012. Six customer relationships make up $25.7 million, or 48.21%, of our nonperforming loans at June 30, 2013. Three of these customer relationships are commercial real estate developers (owner/non-owner occupied); and the primary collateral for these loans is commercial real estate properties. The other three customer relationships are in the dairy and livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These six customer relationships have had total charge-offs of $5.1 million and have $1.6 million of related allowance at June 30, 2013.

The economic downturn has had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest, and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Nonperforming Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2013, there were no covered loans considered as nonperforming as described above. There were three properties in covered OREO totaling $961,000 as of June 30, 2013, compared to three properties totaling $1.1 million as of December 31, 2012.

Allowance for Loan losses

The allowance for loan losses is established as management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

We maintain an allowance for inherent loan losses that is increased by a provision for loan losses charged against operating results. The allowance for loan losses is also increased by recoveries on loans previously charged-off and reduced by actual loan losses charged to the allowance. The allowance for loan losses was $85.5 million as of June 30, 2013. This represents a decrease of $7.0 million, or 7.56%, compared to the allowance for loan losses of $92.4 million as of December 31, 2012. We recorded a $6.2 million recapture of provision for loan losses for the six months ended June 30, 2013, compared to zero provision or recapture of provision for loan losses for the same period in 2012.

The table below presents a comparison of net loan losses, the provision for loan losses, and the resulting allowance for loan losses for the six months ended June 30, 2013 and 2012.

Summary of Loan loss Experience

(Non-Covered Loans)

	As of and For the Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$92,441	$93,964
Charge-offs:
Commercial and industrial	1,104	683
Commercial real estate	—	1,482
Construction	—	—
SFR mortgage	142	474
Dairy & livestock, and agribusiness	—	1,150
Consumer and other loans	69	88

Total charge-offs	1,315	3,877
Recoveries:
Commercial and industrial	208	588
Commercial real estate	66	347
Construction	68	1,052
SFR mortgage	133	(112)
Dairy & livestock, and agribusiness	28	2
Consumer and other loans	28	9

Total recoveries	531	1,886

Charge-offs, net of recoveries	784	1,991
Other reallocation (2)	—	(81)
(Recapture of) provision for loan losses	(6,200)	—

Allowance for loan losses at end of period	$85,457	$91,892

Summary of reserve for unfunded commitments:
Reserve for unfunded commitments at beginning of period	$8,588	$9,588
Provision for unfunded commitments	—	—

Reserve for unfunded commitments at end of period	$8,588	$9,588

Reserve for unfunded commitments to total unfunded commitments	1.46%	1.58%
Amount of total loans at end of period (1)	$3,169,815	$3,174,908
Average total loans outstanding (1)	$3,176,095	$3,184,264
Net charge-offs to average total loans	0.02%	0.06%
Net charge-offs to total loans at end of period	0.02%	0.06%
Allowance for loan losses to average total loans	2.69%	2.89%
Allowance for loan losses to total loans at end of period	2.70%	2.89%
Net charge-offs to allowance for loan losses	0.92%	2.17%
Net charge-offs to provision for loan losses	-12.65%	—

(1)	Net of deferred loan origination fees.
(2)	During the first six months of 2012, there was $81,000 in net charge-offs for covered loans, resulting in an $81,000 provision for loan losses on the covered SJB loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate asset based on the appropriate loss-sharing percentage.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $4.9 million (5.68%), $2.3 million (2.52%) and $1.3 million (1.36%) of the total allowance as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

General allowance: The loan portfolio collectively evaluated for impairment under ASC 450-20 is divided into classes of loan receivables between “classified” loans (including substandard and special mention loans) and “unclassified” loans, and then further disaggregated into loan segments by loan type with similar risk characteristics. The non-classified loans are divided into 37 segments, including 25 specific segments within the commercial real estate and construction loan portfolios split between owner and non-owner properties and based on property type (i.e. industrial, office, retail, etc.). The allowance is provided for each segment based upon that segment’s average historical loss experience over a rolling three-year period, adjusted for current conditions based on our analysis of specific environmental or qualitative loss factors, as prescribed in the 2006 Interagency Policy Statement on ALLL, affecting the collectability of our loan portfolio that may cause actual loss rates to differ from historical loss experience.

In addition, recognizing the inherent imprecision in the estimation of these loss factors, we also incorporate an unallocated reserve that reflects management’s best estimate of probable losses not otherwise captured by our qualitative loss factors or otherwise accounted for in our ALLL methodology. Management believes that appropriate drawdowns from usage of the unallocated reserve may include, but are not limited to, (i) consideration of conditions or factors that may not be easily allocated to a specific loan segment, (ii) addressing elevated risks from unique or unusual conditions of volatility and uncertainty affecting the collectability of our loan portfolio, (iii) supporting allocations resulting from refinements to our factors, and (iv) prudent releases of general reserves, if warranted and appropriate when current conditions show demonstrable improvement in credit quality for a sustained period.

Moreover, as conditions change, we may modify or refine our methodology to better reflect risk characteristics that currently impact underlying credit components and the collectability of the loan portfolio. Examples of such modifications or refinements impacting our ALLL in recent quarters include (i) addition of a qualitative factor on “changes in the value of underlying collateral for collateral-dependent loans”, based on continuing weakness in the values of commercial real estate in our primary lending markets, (ii) increasing the number of segments within the classified and criticized pools primarily to disaggregate our real estate portfolio between owner-occupied and non-owner occupied commercial real estate loans, as well as between residential and non-residential construction loans, and (iii) creating a specific allocated pool for our dairy and livestock loan segment to address perceived weaknesses in this segment due to phenomena such as highly volatile milk and feed prices, reduced levels of cow milk production, shorter cyclical periods between industry highs and lows, unstable values for herd liquidations, lack of adequate farm land to raise forage crops in certain geographical locations, and depleted resources available to certain dairy operators due to periodic industry stress factors.

During the second quarter of 2013, in light of continued, broad improvement in certain underlying credit conditions that affect key segments (e.g. commercial real estate) within the Bank’s loan portfolio, we reduced several of the qualitative factors including (i) changes in economic and business conditions, (ii) changes in volume and severity of past due loans and volume of non-accrual and classified loans, and (iii) changes in the collateral value of collateral-dependent loans. The improvements noted included, but is not limited to, (i) better economic conditions and rising home values, improving consumer confidence and spending creating revenue growth generally for businesses we serve, (ii) businesses are experiencing improvement in cash flows generally resulting in lower rates of loan delinquency and lower levels of classified loans for the Bank, and (iii) improving rental rates, reduced vacancies, and better absorption rates for commercial real estate in real estate markets we serve resulting in rising collateral values for collateral-dependent loans. The impact of these changes to our factors was to reduce the allowance requirement by $2.0 million. In addition, from March 31, 2013 to June 30, 2013 the Bank experienced a significant decline in substandard and special mention loans of $16.2 million that further reduced our allowance requirement by $3.7 million. The combination of these reductions to our allowance requirement during the second quarter of 2013 precipitated our decision to reduce the ALLL and record a recapture of $6.2 million of provision for loan losses. Future adjustments will then, as now, be based on an evaluation of all relevant facts and circumstances that we determine in our best judgment are necessary to reflect current conditions as they may impact overall loan loss rates and improve our ability to estimate losses inherent in the Bank’s loan portfolio.

While we believe that the allowance at June 30, 2013, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of customer deposits.

Total deposits were $4.83 billion at June 30, 2013. This represented an increase of $58.3 million, or 1.22%, over total deposits of $4.77 billion at December 31, 2012. The composition of deposits is as follows:

	June 30, 2013		December 31, 2012
	(Dollars in thousands)
Noninterest bearing deposits
Demand deposits	$2,518,886	52.1%	$2,420,993	50.7%
Interest-bearing deposits
Savings deposits	1,610,076	33.3%	1,638,827	34.3%
Time deposits	703,360	14.6%	714,167	15.0%

Total deposits	$4,832,322	100.0%	$4,773,987	100.0%

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $2.52 billion at June 30, 2013, representing an increase of $97.9 million, or 4.04%, from demand deposits of $2.42 billion at December 31, 2012. Noninterest-bearing demand deposits represented 52.13% of total deposits as of June 30, 2013, compared to 50.71% of total deposits as of December 31, 2012.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.61 billion at June 30, 2013, representing a decrease of $28.8 million, or 1.75%, from savings deposits of $1.64 billion at December 31, 2012.

Time deposits totaled $703.4 million at June 30, 2013. This represented a decrease of $10.8 million, or 1.51%, from total time deposits of $714.2 billion at December 31, 2012.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 13.16% for the second quarter of 2013, compared to 16.68% for the second quarter of 2012.

At June 30, 2013, borrowed funds totaled $690.7 million. This represented a decrease of $7.5 million, or 1.07%, from total borrowed funds of $698.2 million at December 31, 2012.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2013 and December 31, 2012, total customer repurchases were $491.6 million and $473.2 million, respectively, with weighted average interest rates of 0.28% and 0.28%, respectively.

We entered into borrowing agreements with the FHLB. We had outstanding balances of $199.1 million and $198.9 million under these agreements at June 30, 2013 and December 31, 2012, respectively. The interest rate was 4.52% at June 30, 2013 and December 31, 2012. The FHLB holds certain investment securities and loans as collateral available for borrowings.

At June 30, 2013, $1.98 billion of loans and $2.34 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of June 30, 2013:

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$4,832,322	$4,816,045	$12,319	$281	$3,677
Customer repurchase agreements (1)	491,641	491,641	—	—	—
FHLB advances (1)	199,070	—	—	199,070	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	9,292	876	1,538	858	6,020
Payable for securities purchased	67,483	67,483	—	—	—
Operating leases	21,575	4,597	8,550	5,541	2,887
Advertising agreements	4,200	800	1,600	1,600	200

Total	$5,651,357	$5,381,442	$24,007	$207,350	$38,558

(1)	Amounts exclude accrued interest.

Deposits represent noninterest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

FHLB advances represent the amount that is due to the FHLB. We have one advance with a fixed maturity date of November 28, 2016.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust III matures in 2036, and became callable in whole or in part in March 2011.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at June 30, 2013:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	( Dollars in thousands )
Commitment to extend credit:
Commercial and Industrial	$278,668	$215,393	$50,766	$4,194	$8,315
Real estate:
Commercial real estate	45,161	21,029	13,493	8,807	1,832
Construction	15,349	15,349	—	—	—
Dairy & livestock and agribusiness (1)	147,451	132,870	14,581	—	—
Consumer and other loans	63,942	10,418	3,878	2,258	47,388

Total Commitment to extend credit	550,571	395,059	82,718	15,259	57,535
Obligations under letters of credit	39,472	35,016	4,456	—	—

Total	$590,043	$430,075	$87,174	$15,259	$57,535

(1)	Total commitments to extend credit to agribusiness was $15.9 million at June 30, 2013.

As of June 30, 2013, we had commitments to extend credit of approximately $550.6 million, and obligations under letters of credit of $39.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for undisbursed commitments of $8.6 million as of June 30, 2013 and December 31, 2012 included in other liabilities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing or purchase arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, we hold appropriate collateral supporting those commitments. We do not anticipate any material losses as a result of these transactions.

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

The Company’s equity capital was $752.1 million at June 30, 2013. This represented a decrease of $10.9 million, or 1.43%, from equity capital of $763.0 million at December 31, 2012. The decrease during the first six months of 2013 resulted primarily from a decrease of $39.2 million in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, $19.4 million of common stock dividends declared, and $1.7 million for shares issued pursuant to our stock-based compensation plan, partially offset by $46.1 million in net earnings.

The Company’s 2012 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 20 of the consolidated financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At June 30, 2013, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first six months of 2013, the Board of Directors of the Company declared a quarterly common stock cash dividend of $0.185 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first six months of 2013, we repurchased zero of our common stock outstanding. As of June 30, 2013, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2013, and December 31, 2012.

			June 30, 2013		December 31, 2012
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp.	Citizens Business Bank	CVB Financial Corp.	Citizens Business Bank
Tier 1 levarage capital ratio	4.00%	5.00%	11.55%	11.45%	11.50%	11.21%
Tier 1 risk-based capital ratio	4.00%	6.00%	18.13%	17.97%	18.23%	17.77%
Total risk-based capital ratio	8.00%	10.00%	19.39%	19.24%	19.49%	19.03%

As a result of recently adopted federal regulatory changes to capital requirements (Basel III), which will become effective for us commencing in 2015, our board of directors, in consultation with management, will continue to assess the adequacy and components of our capital to ensure that we meet all required regulatory standards.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Liquidity and Cash Flow

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first six months of 2013, the loan to deposit ratio averaged 71.56% compared to an average ratio of 73.45% for the same period in 2012. The ratio of loans to deposits and customer repurchases averaged 64.38% for the first six months of 2013 and 66.17% for the same period in 2012.

CVB Financial Corp. (“CVB”) is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank to CVB. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or the CVB to pay dividends or make other distributions.

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

At June 30, 2013, approximately $28.2 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of June 30, 2013, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $52.9 million for the first six months of 2013, compared to $84.5 million for the same period last year. The decrease in cash provided by operating activities was primarily attributed to an increase in income taxes paid as well as a decrease in interest and dividends received, partially offset by a decrease in interest, vendor and employee payments.

Net cash provided by investing activities totaled $140.0 million for the first six months of 2013, compared to $37.1 million for the first six months of 2012. The cash provided by investing activities was primarily the result of an increase in proceeds from sale of investment securities and a decrease in purchases of investment securities, partially offset by a decrease in proceeds from maturity of investment securities during the first six months of 2013.

Net cash used in financing activities totaled $9.1 million for the first six months of 2013, compared to net cash provided by financing activities of $9.7 million for the same period last year. The cash used in financing activities during the first six months of 2013 was primarily due to the redemption of $26.0 million of other borrowings and $41.2 million for repayment of junior subordinated debentures in 2013, partially offset by an increase in customer repurchase agreements.

At June 30, 2013, cash and cash equivalents totaled $282.3 million. This represented a decrease of $194.4 million, or 40.79%, from $476.7 million at June 30, 2012 and an increase of $183.8 million, or 186.77%, from $98.4 million at December 31, 2012.

Interest Rate Sensitivity Management

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

Approximately $1.46 billion, or 60%, of the total investment portfolio at June 30, 2013 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

We utilize the results of a simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of our net interest income is measured over a rolling two-year horizon.

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

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2013:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(0.75%)
- 100 basis points	(0.59%)

(1)	Changes from the base case for a 12-month period.

Based on our current models, we believe that the interest rate risk profile of the balance sheet remains slightly asset-sensitive throughout the simulation period. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of June 30, 2013, the Company does not have any litigation reserves.

The Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for loan loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We have fully cooperated with the SEC in its investigation, and we will continue to do so to the extent any further information is requested. We cannot predict the timing or outcome of the SEC investigation.

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company, in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company, in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action, now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The consolidated complaint sought compensatory damages and other relief in favor of the purported class.

Following the filing by each side of various motions and briefs and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and once again, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of the ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, the Company filed its third motion to dismiss on October 25, 2012, and following another hearing on February 25, 2013, the District Court issued an order dismissing the plaintiffs’ complaint for the third time on May 9, 2013. Although the District Court’s most recent order of dismissal provided the plaintiffs with leave to file a third amended and restated complaint within 30 days of the issuance of the order, on June 3, 2013, counsel for the plaintiffs instead filed a Notice of Intent Not to File an Amended Complaint, along with a request that the District Court convert its order to a dismissal with prejudice. The Company believes the plaintiffs have taken this action because they may be planning to proceed directly to appeal from the Court’s third order of dismissal, rather than to file a fourth version of their complaint, but there can be no assurance this is the case. The parties are currently awaiting the court’s issuance of its revised order, and in the event the plaintiffs do decide to appeal the District Court’s order to the Ninth Circuit Court of Appeals, the Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the federal securities shareholder class action complaint. On July 30, 2013, the Court signed an order agreeing to the parties’ stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with any potential appeal in the federal class action securities case.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program in the first half of 2013. As of June 30, 2013, there were 7,765,171 shares remaining to be purchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

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

CVB FINANCIAL CORP. (Registrant)

Date: August 9, 2013	Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer