Form 10-Q
period 2013-09-30
CVB FINANCIAL CORP
filed 2013-11-12
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of common stock of the registrant: 105,239,634 outstanding as of October 31, 2013.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory policies, competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations, management hiring and retention and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract and maintain deposits, borrowings and other sources of liquidity; supply of property inventory and renewed fluctuation or deterioration in values of real estate in California or other jurisdictions where we lend, whether involving residential or commercial property; a prolonged slowdown or decline in construction activity; changes in the financial performance and/or condition of our loan and deposit customers ; changes in the levels of performing and nonperforming assets and charge-offs; the cost or effect of acquisitions or divestitures we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, bank or holding company capital levels, securities, employment, executive compensation, insurance, and information security) with which we and our subsidiaries must comply; changes in the applicability or costs of deposit insurance; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant legal, regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats, including theft or loss of Company or customer funds, loss of system functionality or access, or theft or loss of data; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic diseases; the timely development and acceptance of new banking products and services (including technology-based services and products) and the perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; the effects of technological changes, the expanding use of technology in banking (including the adoption of mobile banking applications) and product innovation; the ability to retain or increase market share, retain or grow customers and control expenses; changes in the risk or competitive environment among financial and bankentities, holding companies and other financial service providers; continued volatility in the credit and equity markets and its effects on the general economy or local business conditions; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other national or international accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team; the costs and effects of legal and regulatory changes or developments; the favorable or unfavorable resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us; and the results of regulatory examinations or reviews or other government actions. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$127,728	$87,274
Interest-earning balances due from Federal Reserve	3,714	11,157

Total cash and cash equivalents	131,442	98,431

Interest-earning balances due from depository institutions	70,000	70,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,609,959 at September 30, 2013, and $2,374,816 at December 31, 2012)	2,617,307	2,449,387
Investment securities held-to-maturity	1,850	2,050
Investment in stock of Federal Home Loan Bank (FHLB)	39,420	56,651
Loans and lease finance receivables, excluding covered loans	3,281,352	3,252,313
Allowance for loan losses	(80,713)	(92,441)

Net loans and lease finance receivables	3,200,639	3,159,872

Covered loans and lease finance receivables, net	163,334	195,215
Premises and equipment, net	33,604	35,080
Bank owned life insurance	122,538	119,744
Accrued interest receivable	21,860	22,355
Intangibles	2,386	3,389
Goodwill	55,097	55,097
FDIC loss sharing asset	7,034	18,489
Non-covered other real estate owned	6,524	14,832
Covered other real estate owned	906	1,067
Income tax assets, net	59,226	16,978
Other assets	24,116	44,727

TOTAL ASSETS	$6,557,283	$6,363,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,538,461	$2,420,993
Interest-bearing	2,357,025	2,352,994

Total deposits	4,895,486	4,773,987
Customer repurchase agreements	565,883	473,244
FHLB advances	199,138	198,934
Other borrowings	42,482	26,000
Accrued interest payable	1,106	1,493
Deferred compensation	9,316	8,781
Junior subordinated debentures	25,774	67,012
Other liabilities	49,876	50,943

TOTAL LIABILITIES	5,789,061	5,600,394

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 105,209,875 at September 30, 2013, and 104,889,586 at December 31, 2012.	488,555	484,709
Retained earnings	275,405	235,010
Accumulated other comprehensive income, net of tax	4,262	43,251

Total stockholders’ equity	768,222	762,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,557,283	$6,363,364

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans and leases, including fees	$41,706	$45,559	$124,879	$139,289
Accretion on acquired loans	2,947	7,045	10,796	19,258

Loans, including fees	44,653	52,604	135,675	158,547
Investment securities:
Taxable	7,102	7,246	19,280	25,202
Tax-advantaged	5,517	5,640	16,569	17,221

Total investment income	12,619	12,886	35,849	42,423
Dividends from FHLB stock	622	79	1,432	263
Federal funds sold	58	158	158	539
Interest-earning deposits with other institutions	122	118	366	317

Total interest income	58,074	65,845	173,480	202,089
Interest expense:
Deposits	1,228	1,398	3,627	4,605
Borrowings	2,768	4,086	8,184	13,933
Junior subordinated debentures	105	617	512	2,245

Total interest expense	4,101	6,101	12,323	20,783

Net interest income before provision for loan losses	53,973	59,744	161,157	181,306
Provision for loan losses	(3,750)	—	(9,950)	—

Net interest income after provision for loan losses	57,723	59,744	171,107	181,306

Noninterest income:
Service charges on deposit accounts	4,011	4,040	11,982	12,232
Trust and investment services	2,021	2,037	6,098	6,264
Bankcard services	920	962	2,697	2,888
BOLI income	497	781	1,867	2,271
Gain on sale of investment securities, net	—	—	2,094	—
Decrease in FDIC loss sharing asset, net	(3,248)	(7,059)	(10,715)	(19,339)
Gain on OREO, net	(3)	524	3,129	1,458
Other	759	1,341	2,245	4,400

Total noninterest income	4,957	2,626	19,397	10,174

Noninterest expense:
Salaries and employee benefits	18,389	17,489	52,777	50,856
Occupancy and equipment	3,641	4,010	10,888	11,582
Professional services	1,316	1,570	4,299	5,666
Software licenses and maintenance	1,077	1,062	3,392	2,960
Promotion	1,105	1,176	3,503	3,741
Provision for unfunded commitments	500	—	500	—
Amortization of intangibles	127	449	1,002	1,717
Debt termination expense	—	20,379	—	20,379
OREO expense	21	405	384	1,458
Insurance reimbursements	(4,139)	(48)	(4,139)	(451)
Other	3,677	3,528	12,154	11,273

Total noninterest expense	25,714	50,020	84,760	109,181

Earnings before income taxes	36,966	12,350	105,744	82,299

Income taxes	12,727	3,093	35,424	27,155

Net earnings	$24,239	$9,257	$70,320	$55,144

Other comprehensive income/(loss):
Unrealized gain/(loss) on investment securities arising during the period	$421	$8,417	$(65,129)	$12,064
Less: Reclassification adjustment for net gain on investment securities included in net income	—	—	(2,094)	—

Other comprehensive income (loss), before tax	421	8,417	(67,223)	12,064
Income tax (expense) benefit related to items of other comprehensive income (loss)	(176)	(3,536)	28,234	(5,068)

Other comprehensive income (loss), net of tax	245	4,881	(38,989)	6,996

Comprehensive income	$24,484	$14,138	$31,331	$62,140

Basic earnings per common share	$0.23	$0.09	$0.67	$0.53
Diluted earnings per common share	$0.23	$0.09	$0.67	$0.53
Cash dividends declared per common share	$0.10	$0.085	$0.285	$0.255

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2013 and 2012

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income/(Loss)	Total
Balance January 1, 2012	104,482	$479,973	$193,372	$41,469	$714,814
Exercise of stock options	331	2,412			2,412
Tax benefit from exercise of stock options		179			179
Shares issued pursuant to stock-based compensation plan		1,387			1,387
Cash dividends declared Common ($0.255 per share)			(26,725)		(26,725)
Net earnings			55,144		55,144
Other comprehensive income				6,996	6,996

Balance September 30, 2012	104,813	$483,951	$221,791	$48,465	$754,207

Balance January 1, 2013	104,890	$484,709	$235,010	$43,251	$762,970
Repurchase of common stock	(36)	(459)			(459)
Exercise of stock options	259	2,651			2,651
Tax benefit from exercise of stock options		215			215
Shares issued pursuant to stock-based compensation plan	97	1,439			1,439
Cash dividends declared Common ($0.285 per share)			(29,925)		(29,925)
Net earnings			70,320		70,320
Other comprehensive income				(38,989)	(38,989)

Balance September 30, 2013	105,210	$488,555	$275,405	$4,262	$768,222

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$181,608	$200,601
Service charges and other fees received	23,103	28,144
Interest paid	(12,506)	(22,531)
Net cash paid to vendors and employees	(69,441)	(105,347)
Income taxes paid	(50,200)	(3,455)
Proceeds from FDIC loss share agreement	239	17,842

Net cash provided by operating activities	72,803	115,254
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB stock	17,231	10,261
Proceeds from sale of investment securities	99,155	—
Proceeds from repayment of investment securities	344,660	401,229
Proceeds from maturity of investment securities	62,175	74,287
Purchases of investment securities	(759,609)	(567,391)
Net decrease in loan and lease finance receivables	13,375	61,475
Proceeds from sales of premises and equipment	9	26
Purchase of premises and equipment	(2,080)	(3,382)
Proceeds from sales of other real estate owned	12,922	17,274

Net cash used in investing activities	(212,162)	(6,221)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	147,349	275,109
Net decrease in time deposits	(25,850)	(98,541)
Repayment of FHLB advances	—	(250,000)
Repayment of junior subordinated debentures	(41,238)	(48,043)
Net increase in other borrowings	16,482	—
Net increase/(decrease) in customer repurchase agreements	92,639	(60,582)
Cash dividends on common stock	(19,419)	(26,725)
Repurchase of common stock	(459)	—
Proceeds from exercise of stock options	2,651	2,412
Tax benefit related to exercise of stock options	215	179

Net cash provided by/(used in) financing activities	172,370	(206,191)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	33,011	(97,158)
CASH AND CASH EQUIVALENTS, beginning of period	98,431	345,343

CASH AND CASH EQUIVALENTS, end of period	$131,442	$248,185

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$70,320	$55,144
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(2,094)	—
Loss/(gain) on sale of premises and equipment, net	2	(1)
Gain on sale of other real estate owned	(3,048)	(1,341)
Amortization of capitalized prepayment penalty on borrowings	204	204
Increase in bank owned life insurance	(1,805)	(2,252)
Net amortization of premiums and discounts on investment securities	20,770	17,578
Accretion of SJB discount	(10,796)	(19,258)
Provision for loan losses	(9,950)	—
Provision for unfunded commitments	500	—
Valuation adjustment on other real estate owned	87	490
Change in FDIC loss share asset	10,715	19,339
Proceeds from FDIC loss share agreement	239	17,842
Stock-based compensation	1,439	1,387
Depreciation and amortization, net	2,029	5,776
Change in accrued interest receivable	495	627
Change in accrued interest payable	(387)	(1,952)
Change in other assets and liabilities	(5,917)	21,671

Total adjustments	2,483	60,110

Net cash provided by operating activities	$72,803	$115,254

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$1,492	$4,582

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013, and 2012

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

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, San Diego County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County, California. The Bank operates 39 Business Financial Centers, six Commercial Banking Centers, and three trust office locations, with its headquarters located in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Provision and Allowance for Loan Losses — The allowance for loan losses is management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable loan losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that would deserve current recognition in estimating inherent loan losses.

There are different qualitative risks for the loans in each portfolio segment. The construction and real estate segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan as well as the operating cash flow for commercial real estate properties. The commercial and industrial segment’s predominant risk characteristics are the cash flows of the businesses we lend to, the global cash flows and liquidity of the guarantors of such losses, as well as economic and market conditions. The dairy & livestock segment’s predominant risk characteristics are milk and beef prices in the market as well as the cost of feed and cattle. The municipal lease segment’s predominant risk characteristics are the municipality’s general financial condition and tax revenues or if applicable the specific project related financial condition. The consumer, auto and other segment’s predominant risk characteristics are employment and income levels as they relate to consumers and cash flows of the businesses as they relate to equipment and vehicle leases to businesses. The Agribusiness segment’s predominant risk characteristics are the supply and demand conditions of the product, production seasonality, the scale of operations and ability to control costs, the availability and cost of water, and operator experience.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Based on the Company’s annual impairment test, there was zero recorded impairment as of September 30, 2013.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

At September 30, 2013, goodwill was $55.1 million. As of September 30, 2013, intangible assets that continue to be subject to amortization include core deposit premiums of $2.4 million (net of $29.6 million of accumulated amortization). Amortization expense for such intangible assets was $127,000, and $1.0 million for the three and nine months ended September 30, 2013. Estimated amortization expense for the remainder of 2013 is expected to be $124,000. Estimated amortization expense for the succeeding years is $475,000 for 2014, $437,000 for 2015, $395,000 for 2016, $366,000 for 2017, and $589,000 for the period from 2018 to 2019. The weighted average remaining life of intangible assets is approximately 2.0 years.

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

At September 30, 2013, the Company had three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information, Item 1. “Legal Proceedings,” at September 30, 2013, the Company does not have any litigation reserves, and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements — In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than a liability when (1) the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. ASU No. 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4. FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK

On October 16, 2009, the Bank acquired SJB and entered into a loss sharing agreement with the FDIC that is more fully discussed in the Significant Accounting Policies (Note 3) included herein.

At September 30, 2013, the remaining discount associated with the SJB loans approximated $14.5 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $9.0 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.4 years and 1.0 year, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $7.0 million at September 30, 2013 will continue to be reduced by reimbursements of loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life of approximately 1.0 year.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$353,580	$36	$(20,603)	$333,013	12.72%
Residential mortgage-backed securities	1,286,448	19,249	(16,073)	1,289,624	49.28%
CMO’s / REMIC’s—residential	383,268	7,002	(1,062)	389,208	14.87%
Municipal bonds	581,663	22,206	(3,145)	600,724	22.95%
Other securities	5,000	—	(262)	4,738	0.18%

Total investment securities	$2,609,959	$48,493	$(41,145)	$2,617,307	100.00%

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$357,960	$1,588	$(248)	$359,300	14.67%
Residential mortgage-backed securities	862,196	25,529	(127)	887,598	36.24%
CMO’s / REMIC’s—residential	565,968	7,402	(1,410)	571,960	23.35%
Municipal bonds	583,692	41,920	(183)	625,429	25.53%
Other securities	5,000	100	—	5,100	0.21%

Total investment securities	$2,374,816	$76,539	$(1,968)	$2,449,387	100.00%

Approximately 77% of the available-for-sale portfolio at September 30, 2013 represents securities issued by the U.S government or U.S. government-sponsored agencies and enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2013 and December 31, 2012. The Company had $679,000 and $1.2 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored) as of September 30, 2013, and December 31, 2012, respectively.

During the first quarter of 2013, we identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing a deterioration in yield. We elected to sell these securities and recognized a net pre-tax gain on sale of $2.1 million. There were no gains or losses recognized during the second and third quarters of 2013. In the third quarter of 2013, we purchased $314.7 million of investment securities and utilized short-term borrowings to facilitate a portion of these purchases.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$312,948	$20,603	$—	$—	$312,948	$20,603
Residential mortgage-backed securities	473,190	16,073	—	—	473,190	16,073
CMO / REMICs—residential	92,281	988	18,700	74	110,981	1,062
Municipal bonds	42,859	2,671	10,393	474	53,252	3,145
Other securities	4,738	262	—	—	4,738	262

Total	$926,016	$40,597	$29,093	$548	$955,109	$41,145

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO / REMICs—residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

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

As of September 30, 2013, the unrealized loss on this security was zero and the current fair value on the security was 73% of the current par value. This Alt-A bond, with a book value of $1.8 million as of September 30, 2013, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of September 30, 2013. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the three and nine months ended September 30, 2013, and 2012.

Government Agency & Government-Sponsored Enterprise — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of September 30, 2013, approximately $144.4 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs — Almost all of the available-for-sale mortgage-backed and CMO/REMICs securities are issued by government agencies or government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.8 years. Of the total MBS/CMO, 99.96% have the implied guarantee of U.S. government-sponsored agencies and enterprises. The remaining 0.04% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds — The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 8.9 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2013.

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

At September 30, 2013 and December 31, 2012, investment securities having a carrying value of approximately $2.61 billion and $2.24 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	September 30, 2013
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$130,984	$133,474	2.39%
Due after one year through five years	1,895,032	1,919,812	2.22%
Due after five years through ten years	527,503	508,724	2.37%
Due after ten years	56,440	55,297	3.49%

Total	$2,609,959	$2,617,307	2.28%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2013.

6. LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following tables provide a summary of the components of loan and lease finance receivables:

	September 30, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$510,566	$20,825	$531,391
Real estate:
Commercial real estate	2,126,415	147,289	2,273,704
Construction	47,648	661	48,309
SFR mortgage	192,130	327	192,457
Dairy & livestock and agribusiness	261,638	3,659	265,297
Municipal lease finance receivables	99,188	—	99,188
Consumer and other loans	52,886	5,102	57,988

Gross loans	3,290,471	177,863	3,468,334
Less:
Purchase accounting discount	—	(14,529)	(14,529)
Deferred loan fees, net	(9,119)	—	(9,119)

Gross loans, net of deferred loan fees and discount	3,281,352	163,334	3,444,686
Less: Allowance for loan losses	(80,713)	—	(80,713)

Net loans	$3,200,639	$163,334	$3,363,973

	December 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$547,422	$26,149	$573,571
Real estate:
Commercial real estate	1,990,107	179,428	2,169,535
Construction	59,721	1,579	61,300
SFR mortgage	159,288	1,415	160,703
Dairy & livestock and agribusiness	336,660	5,651	342,311
Municipal lease finance receivables	105,767	—	105,767
Consumer and other loans	60,273	6,337	66,610

Gross loans	3,259,238	220,559	3,479,797
Less:
Purchase accounting discount	—	(25,344)	(25,344)
Deferred loan fees, net	(6,925)	—	(6,925)

Gross loans, net of deferred loan fees and discount	3,252,313	195,215	3,447,528
Less: Allowance for loan losses	(92,441)	—	(92,441)

Net loans	$3,159,872	$195,215	$3,355,087

As of September 30, 2013, 65.56% of the total gross loan portfolio consisted of commercial real estate loans and 1.39% of the total gross loan portfolio consisted of construction loans, respectively. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At September 30, 2013, the Company held approximately $1.73 billion of fixed rate loans.

At September 30, 2013 and December 31, 2012, loans totaling $1.99 billion and $2.32 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

Credit Quality Indicators

Central to our credit risk management is our loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and confirmed or changed, as appropriate, by Credit Management. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

The following table summarizes our internal risk grouping by loan class as of September 30, 2013 and December 31, 2012:

Credit Quality Indicators

	September 30, 2013
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$308,271	$131,118	$53,972	$16,730	$475	$510,566
Real estate:
Commercial real estate
Owner occupied	441,739	128,887	89,475	65,455	—	725,556
Non-owner occupied	1,040,758	217,822	85,784	56,495	—	1,400,859
Construction
Speculative	7,568	—	1,538	18,020	—	27,126
Non-speculative	6,408	4,895	—	9,219	—	20,522
SFR mortgage	152,169	20,960	4,319	14,682	—	192,130
Dairy & livestock and agribusiness	44,735	39,360	102,464	72,879	2,200	261,638
Municipal lease finance receivables	51,935	19,540	21,283	6,430	—	99,188
Consumer and other loans	41,555	6,379	3,410	1,539	3	52,886

Total non-covered loans	2,095,138	568,961	362,245	261,449	2,678	3,290,471
Covered loans	35,125	67,347	23,477	51,914	—	177,863

Total gross loans	$2,130,263	$636,308	$385,722	$313,363	$2,678	$3,468,334

	December 31, 2012
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$347,275	$131,186	$44,466	$22,901	$1,594	$547,422
Real estate:
Commercial real estate
Owner occupied	382,111	159,653	78,087	84,116	—	703,967
Non-owner occupied	888,777	214,901	105,121	77,341	—	1,286,140
Construction
Speculative	1,417	—	15,163	21,314	—	37,894
Non-speculative	9,841	2,767	—	9,219	—	21,827
SFR mortgage	129,730	10,215	3,107	16,236	—	159,288
Dairy & livestock and agribusiness	72,113	111,393	75,316	77,721	117	336,660
Municipal lease finance receivables	72,432	20,237	11,124	1,974	—	105,767
Consumer and other loans	49,321	6,763	2,714	1,421	54	60,273

Total non-covered loans	1,953,017	657,115	335,098	312,243	1,765	3,259,238
Covered loans	52,637	72,803	31,689	63,354	76	220,559

Total gross loans	$2,005,654	$729,918	$366,787	$375,597	$1,841	$3,479,797

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

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. As a result of improved credit quality and better economic conditions, the allowance for loan losses was reduced by $3.8 million and $10.0 million for the three and nine months ended September 30, 2013, respectively. This compares with zero provision for loan losses for the same periods of 2012.

Management believes that the ALLL was appropriate at September 30, 2013. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following table presents the balance and activity in the allowance for loan losses; and the recorded investment in held-for-investment loans by portfolio segment and based upon our impairment method as of September 30, 2013, and 2012:

Allowance for Loan losses and Recorded Investment in Financing Receivables

	As of and For the Three and Nine Months Ended September 30, 2013
		Real Estate
	Commercial and Industrial	Commercial Real Estate	Construction	SFR Mortgage	Dairy & Livestock and Agribusiness	Municipal Lease Finance Receivables	Consumer and Other Loans	Covered Loans (1)	Unallocated	Total
	(Dollars in thousands)
Beginning balance, July 1, 2013	$12,586	$44,392	$1,172	$3,715	$14,225	$2,369	$1,052	$—	$5,946	$85,457
Charge-offs	(1,235)	—	—	(110)	—	—	(39)	—	—	(1,384)
Recoveries	315	34	15	—	14	—	12	—	—	390
Provision / reallocation of ALLL	(1,022)	(1,007)	412	(144)	(2,152)	69	25	—	69	(3,750)

Ending balance, September 30, 2013	$10,644	$43,419	$1,599	$3,461	$12,087	$2,438	$1,050	$—	$6,015	$80,713

Beginning balance, January 1, 2013	$11,652	$47,457	$2,291	$3,448	$18,696	$1,588	$1,170	$—	$6,139	$92,441
Charge-offs	(2,339)	—	—	(252)	—	—	(108)	—	—	(2,699)
Recoveries	523	100	83	133	42	—	40	—	—	921
Provision / reallocation of ALLL	808	(4,138)	(775)	132	(6,651)	850	(52)	—	(124)	(9,950)

Ending balance, September 30, 2013	$10,644	$43,419	$1,599	$3,461	$12,087	$2,438	$1,050	$—	$6,015	$80,713

Allowance for loan losses:
Individually evaluated for impairment	$387	$1	$144	$290	$2,658	$—	$5	$—	$—	$3,485
Collectively evaluated for impairment	$10,257	$43,418	$1,455	$3,171	$9,429	$2,438	$1,045	$—	$6,015	$77,228
Loans and financing receivables (2):
Balance, September 30, 2013	$510,566	$2,126,415	$47,648	$192,130	$261,638	$99,188	$52,886	$163,334	$—	$3,453,805
Individually evaluated for impairment	$4,983	$38,999	$27,239	$12,805	$24,494	$—	$159	$—	$—	$108,679
Collectively evaluated for impairment	$505,583	$2,087,416	$20,409	$179,325	$237,144	$99,188	$52,727	$—	$—	$3,181,792
Acquired loans with deteriorated credit quality, net of discount	$—	$—	$—	$—	$—	$—	$—	$163,334	$—	$163,334

(1)	Represents the allowance and related loan balances in accordance with ASC 310-30.
(2)	Net of purchase accounting discount.

	As of and For the Three and Nine Months Ended September 30, 2012
		Real Estate
	Commercial and Industrial	Commercial Real Estate	Construction	SFR Mortgage	Dairy & Livestock and Agribusiness	Municipal Lease Finance Receivables	Consumer and Other Loans	Covered Loans (1)	Unallocated	Total
	(Dollars in thousands)
Beginning balance, July 1, 2012	$12,332	$45,319	$3,029	$3,039	$16,976	$1,656	$1,401	$—	$8,140	$91,892
Charge-offs	(294)	(358)	—	(168)	—	—	(66)	—	—	(886)
Recoveries	106	134	77	4	9	—	3	728	—	1,061
Provision / reallocation of ALLL	(13)	(280)	265	366	2,861	(110)	(52)	(728)	(2,309)	—

Ending balance, September 30, 2012	$12,131	$44,815	$3,371	$3,241	$19,846	$1,546	$1,286	$—	$5,831	$92,067

Beginning balance, January 1, 2012	$10,654	$47,841	$4,947	$4,032	$17,278	$2,403	$1,590	$—	$5,219	$93,964
Charge-offs	(977)	(1,840)	—	(642)	(1,150)	—	(154)	(81)	—	(4,844)
Recoveries	694	481	1,129	(108)	11	—	12	728	—	2,947
Provision / reallocation of ALLL	1,760	(1,667)	(2,705)	(41)	3,707	(857)	(162)	(647)	612	—

Ending balance, September 30, 2012	$12,131	$44,815	$3,371	$3,241	$19,846	$1,546	$1,286	$—	$5,831	$92,067

Allowance for loan losses:
Individually evaluated for impairment	$481	$25	$—	$348	$1,043	$—	$113	$—	$—	$2,010
Collectively evaluated for impairment	$11,650	$44,790	$3,371	$2,893	$18,803	$1,546	$1,173	$—	$5,831	$90,057
Loans and financing receivables (2):
Balance, September 30, 2012	$525,801	$2,012,119	$70,740	$158,074	$297,932	$109,005	$60,071	$207,307	$—	$3,441,049
Individually evaluated for impairment	$4,457	$41,955	$37,794	$13,852	$18,708	$471	$364	$—	$—	$117,601
Collectively evaluated for impairment	$521,344	$1,970,164	$32,946	$144,222	$279,224	$108,534	$59,707	$—	$—	$3,116,141
Acquired loans with deteriorated credit quality, net of discount	$—	$—	$—	$—	$—	$—	$—	$207,307	$—	$207,307

(1)	Represents the allowance and related loan balances in accordance with ASC 310-30.
(2)	Net of purchase accounting discount.

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

The following table presents the recorded investment in non-covered past due and nonaccrual loans and loans past due by class of loans as of September 30, 2013, and December 31, 2012:

Non-Covered Past Due and Nonaccrual Loans

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$417	$—	$—	$417	$3,734	$506,415	$510,566
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	4,180	721,376	725,556
Non-owner occupied	772	243	—	1,015	13,649	1,386,195	1,400,859
Construction
Speculative	—	—	—	—	10,368	16,758	27,126
Non-speculative	—	—	—	—	—	20,522	20,522
SFR mortgage	—	—	—	—	10,421	181,709	192,130
Dairy & livestock and agribusiness	—	—	—	—	6,973	254,665	261,638
Municipal lease finance receivables	—	—	—	—	—	99,188	99,188
Consumer and other loans	4	251	—	255	159	52,472	52,886

Total non-covered gross loans	$1,193	$494	$—	$1,687	$49,484	$3,239,300	$3,290,471

(1)	As of September 30, 2013, $23.7 million of nonaccruing loans were current, $487,000 were 30-59 days past due, and $25.3 million were 90+ days past due.

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$233	$457	$—	$690	$3,136	$543,596	$547,422
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	5,415	698,552	703,967
Non-owner occupied	—	—	—	—	15,624	1,270,516	1,286,140
Construction
Speculative	—	—	—	—	10,663	27,231	37,894
Non-speculative	—	—	—	—	—	21,827	21,827
SFR mortgage	107	—	—	107	13,102	146,079	159,288
Dairy & livestock and agribusiness	—	—	—	—	9,842	326,818	336,660
Municipal lease finance receivables	—	—	—	—	—	105,767	105,767
Consumer and other loans	82	8	—	90	215	59,968	60,273

Total non-covered gross loans	$422	$465	$—	$887	$57,997	$3,200,354	$3,259,238

(1)	As of December 31, 2012, $40.1 million of nonaccruing loans were current, $2.6 million were 30-59 days past due, and $15.3 million were 90+ days past due.

Non-Covered Impaired Loans

At September 30, 2013, the Company had non-covered impaired loans of $108.7 million. Of this amount, there was $10.4 million in nonaccrual commercial construction loans, $10.4 million of nonaccrual SFR mortgage loans, $17.8 million of nonaccrual commercial real estate loans, $3.7 million of nonaccrual commercial and industrial loans, $7.0 million of nonaccrual dairy & livestock loans and $159,000 of other loans. These non-covered impaired loans included $87.2 million of loans whose terms were modified in a troubled debt restructure, of which $28.0 million are classified as nonaccrual. The remaining balance of $59.2 million consists of 41 loans performing according to the restructured terms. The impaired loans had a specific allowance of $3.5 million at September 30, 2013. At December 31, 2012, the Company had classified as impaired, non-covered loans with a balance of $108.4 million with a related allowance of $2.3 million.

The following table presents held-for-investment, individually evaluated for impairment by class of loans, as of September 30, 2013 and December 31, 2012:

Non-Covered Impaired Loans

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,595	$6,020	$—	$5,131	$161
Real estate:
Commercial real estate
Owner occupied	13,361	14,412	—	13,635	494
Non-owner occupied	25,631	36,851	—	26,838	553
Construction
Speculative	10,369	10,956	—	10,522	—
Non-speculative	9,219	9,219	—	9,219	428
SFR mortgage	10,156	11,838	—	9,487	75
Dairy & livestock and agribusiness	17,553	18,515	—	19,308	445
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	142	214	—	149	—

Total	91,026	108,025	—	94,289	2,156
With a related allowance recorded:
Commercial and industrial	388	408	387	417	—
Real estate:
Commercial real estate
Owner occupied	7	9	1	11	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	7,651	7,651	144	7,651	232
Non-speculative	—	—	—	—	—
SFR mortgage	2,649	2,764	290	2,636	5
Dairy & livestock and agribusiness	6,941	7,654	2,658	7,571	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	17	19	5	19	—

Total	17,653	18,505	3,485	18,305	237

Total non-covered impaired loans	$108,679	$126,530	$3,485	$112,594	$2,393

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,385	$4,215	$—	$3,766	$43
Real estate:
Commercial real estate
Owner occupied	13,478	14,569	—	14,459	397
Non-owner occupied	28,639	38,633	—	29,801	670
Construction
Speculative	21,314	21,607	—	21,650	311
Non-speculative	9,219	9,219	—	9,219	574
SFR mortgage	11,079	14,342	—	11,292	54
Dairy & livestock and agribusiness	12,406	13,756	—	11,834	173
Municipal lease finance receivables	263	263	—	443	5
Consumer and other loans	142	196	—	145	—

Total	99,925	116,800	—	102,609	2,227
With a related allowance recorded:
Commercial and industrial	304	327	289	387	—
Real estate:
Commercial real estate
Owner occupied	19	19	2	28	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	3,766	4,071	434	3,363	—
Dairy & livestock and agribusiness	4,303	4,340	1,596	4,017	73
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	73	74	11	75	—

Total	8,465	8,831	2,332	7,870	73

Total non-covered impaired loans	$108,390	$125,631	$2,332	$110,479	$2,300

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of September 30, 2013 and December 31, 2012 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Impaired construction speculative loans increased in the third quarter of 2012 due to a participating interest in the Company’s only Shared National Credit loan that was transferred to nonaccrual status. The outstanding balance was $10.4 million as of September 30, 2013.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded $500,000 and zero provision for unfunded commitments for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, the balance in this reserve was $9.1 million and was included in other liabilities.

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

As of September 30, 2013, we had loans of $87.2 million classified as TDR, of which $28.0 million are nonperforming and $59.2 million are performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2013, performing TDRs were comprised of 15 commercial real estate loans of $21.2 million, two construction loans of $16.9 million, nine dairy & livestock loans of $17.5 million, eight single-family residential loans of $2.4 million, and seven commercial and industrial loans of $1.2 million. There were no loans removed from TDR classification for the nine months ended September 30, 2013 and 2012.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $2.9 million and $1.4 million of specific allowance to TDRs as of September 30, 2013 and December 31, 2012, respectively.

The following tables provide a summary of the activity related to TDRs for the three and nine months ended September 30, 2013, and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$61,566	$45,243	$50,392	$38,554
New modifications	—	9,506	21,364	20,106
Payoffs and payments, net	(2,481)	(480)	(13,820)	(2,384)
TDRs returned to accrual status	110	—	1,259	517
TDRs placed on nonaccrual status	—	(2,656)	—	(5,180)

Ending balance	$59,195	$51,613	$59,195	$51,613

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$26,497	$31,753	$31,309	$23,844
New modifications	3,676	1,612	3,804	14,563
Charge-offs	(68)	—	(68)	—
Payoffs and payments, net	(1,950)	(2,922)	(5,741)	(9,971)
TDRs returned to accrual status	(110)	—	(1,259)	(517)
TDRs placed on nonaccrual status	—	2,656	—	5,180

Ending balance	$28,045	$33,099	$28,045	$33,099

The following tables summarize loans modified as troubled debt restructurings during the three and nine months ended September 30, 2013, and 2012.

Modifications (1)

	For the Three Months Ended September 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	34	34	34	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	3,642	3,642	3,556	—

Total non-covered loans	3	3,676	3,676	3,590	—

Covered loans	—	—	—	—	—

Total gross loans	3	$3,676	$3,676	$3,590	$—

	For the Nine Months Ended September 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	4	265	265	223	122
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	168	168	143	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	7	18,848	18,848	16,068	—

Total non-covered loans	12	19,281	19,281	16,434	122

Covered loans	—	—	—	—	—

Total gross loans	12	$19,281	$19,281	$16,434	$122

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

	For the Three Months Ended September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2012	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	2	268	135	121	102
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	853	853	853	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	2,631	2,631	2,588	—
Construction:
Speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	4	5,060	5,560	6,797	—
Municipal lease finance receivables
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	519	519	472	—

Total non-covered loans	11	9,331	9,698	10,831	102

Covered loans	—	—	—	—	—

Total gross loans	11	$9,331	$9,698	$10,831	$102

	For the Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2012	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	1	$80	$80	$74	$—
Change in amortization period or maturity	8	1,890	1,757	1,270	105
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	4	3,921	3,921	3,916	—
Non-owner occupied
Interest rate reduction	2	3,891	3,891	3,865	—
Change in amortization period or maturity	2	2,766	2,766	2,325	—
Construction:
Speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	10,966	10,966	10,618	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	8	9,447	9,947	10,804	—
Municipal lease finance receivables
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	519	519	472	—

Total non-covered loans	28	33,480	33,847	33,344	105

Covered loans	—	—	—	—	—

Total gross loans	28	$33,480	$33,847	$33,344	$105

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of September 30, 2013, there was one commercial real estate loan with an outstanding balance of $2.2 million that was previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the nine months ended September 30, 2013.

7. EARNINGS PER SHARE

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

The table below presents the reconciliation of earnings per share for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$24,239	$9,257	$70,320	$55,144
Less: Net earnings allocated to restricted stock	74	30	218	179

Net earnings allocated to common shareholders	$24,165	$9,227	$70,102	$54,965

Weighted average shares outstanding	104,766	104,456	104,657	104,380
Earnings per common share	$0.23	$0.09	$0.67	$0.53

Diluted earnings per common share:
Net income allocated to common shareholders	$24,165	$9,227	$70,102	$54,965

Weighted average shares outstanding	104,766	104,456	104,657	104,380
Incremental shares from assumed exercise of outstanding options	451	320	330	259

Diluted weighted average shares outstanding	105,217	104,776	104,987	104,639
Diluted earnings per common share	$0.23	$0.09	$0.67	$0.53

8. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2013. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the nine months ended September 30, 2013 and 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Carrying Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities—AFS:
Government agency	$333,013	$—	$333,013	$—
Residential mortgage-backed securities	1,289,624	—	1,289,624	—
CMO’s / REMIC’s—residential	389,208	—	389,208	—
Municipal bonds	600,724	—	600,724	—
Other securities	4,738	—	4,738	—

Total investment securities—AFS	2,617,307	—	2,617,307	—
Interest rate swaps	13,393	—	13,393	—

Total assets	$2,630,700	$—	$2,630,700	$—

Description of liability
Interest rate swaps	$13,393	$—	$13,393	$—

Total liabilities	$13,393	$—	$13,393	$—

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities—AFS:
Government agency	$359,300	$—	$359,300	$—
Residential mortgage-backed securities	887,598	—	887,598	—
CMO’s / REMIC’s—residential	571,960	—	571,960	—
Municipal bonds	625,429	—	625,429	—
Other securities	5,100	—	5,100	—

Total investment securities—AFS	2,449,387	—	2,449,387	—
Interest rate swaps	23,966	—	23,966	—

Total assets	$2,473,353	$—	$2,473,353	$—

Description of liability
Interest rate swaps	$23,966	$—	$23,966	$—

Total liabilities	$23,966	$—	$23,966	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at September 30, 2013 and December 31, 2012, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments that had losses during the period.

	Carrying Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Nine Months Ended September 30, 2013
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered	$13,857	$—	$—	$13,857	$3,288
OREO-non-covered	—	—	—	—	—
OREO-covered	—	—	—	—	—

Total assets	$13,857	$—	$—	$13,857	$3,288

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended December 31, 2012
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered	$12,460	$—	$—	$12,460	$3,930
OREO-non-covered	3,008	—	—	3,008	336
OREO-covered	1,067	—	—	1,067	467

Total assets	$16,535	$—	$—	$16,535	$4,733

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2013 and December 31, 2012, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2013
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$131,442	$131,442	$—	$—	$131,442
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	39,420	—	39,420	—	39,420
Investment securities available-for-sale	2,617,307	—	2,617,307	—	2,617,307
Investment securities held-to-maturity	1,850	—	—	2,305	2,305
Total loans, net of allowance for loan losses	3,363,973	—	—	3,423,040	3,423,040
Accrued interest receivable	21,860	—	21,860	—	21,860
Swaps	13,393	—	13,393	—	13,393
Liabilities
Deposits:
Noninterest-bearing	$2,538,461	$2,538,461	$—	$—	$2,538,461
Interest-bearing	2,357,025	—	2,358,090	—	2,358,090
Borrowings	807,503	—	829,776	—	829,776
Junior subordinated debentures	25,774	—	25,783	—	25,783
Accrued interest payable	1,106	—	1,106	—	1,106
Swaps	13,393	—	13,393	—	13,393

	December 31, 2012
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$98,431	$98,431	$—	$—	$98,431
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	56,651	—	56,651	—	56,651
Investment securities available-for-sale	2,449,387	—	2,449,387	—	2,449,387
Investment securities held-to-maturity	2,050	—	—	2,515	2,515
Total loans, net of allowance for loan losses	3,355,087	—	—	3,503,332	3,503,332
Accrued interest receivable	22,355	—	22,355	—	22,355
Swaps	23,966	—	23,966	—	23,966
Liabilities
Deposits:
Noninterest-bearing	$2,420,993	$2,420,993	$—	$—	$2,420,993
Interest-bearing	2,352,994	—	2,354,126	—	2,354,126
Borrowings	698,178	—	727,512	—	727,512
Junior subordinated debentures	67,012	—	67,415	—	67,415
Accrued interest payable	1,493	—	1,493	—	1,493
Swaps	23,966	—	23,966	—	23,966

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 39 Business Financial Centers and six Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Three Months Ended September 30, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$36,024	$13,443	$8,607	$—	$58,074
Credit for funds provided (1)	6,782	—	2,617	(9,399)	—

Total interest income	42,806	13,443	11,224	(9,399)	58,074

Interest expense	1,551	2,435	115	—	4,101
Charge for funds used (1)	919	11,595	(3,115)	(9,399)	—

Total interest expense	2,470	14,030	(3,000)	(9,399)	4,101

Net interest income	40,336	(587)	14,224	—	53,973

Provision for loan losses	—	—	(3,750)	—	(3,750)

Net interest income after provision for loan losses	40,336	(587)	17,974	—	57,723

Noninterest income	5,306	—	(349)	—	4,957
Noninterest expense	11,514	178	14,022	—	25,714

Segment pre-tax profit (loss)	$34,128	$(765)	$3,603	$—	$36,966

Segment assets as of September 30, 2013	$5,305,357	$2,855,964	$732,999	$(2,337,037)	$6,557,283

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Three Months Ended September 30, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$38,122	$13,263	$14,460	$—	$65,845
Credit for funds provided (1)	6,403	—	2,608	(9,011)	—

Total interest income	44,525	13,263	17,068	(9,011)	65,845

Interest expense	1,665	3,819	617	—	6,101
Charge for funds used (1)	992	10,309	(2,290)	(9,011)	—

Total interest expense	2,657	14,128	(1,673)	(9,011)	6,101

Net interest income	41,868	(865)	18,741	—	59,744

Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	41,868	(865)	18,741	—	59,744

Noninterest income	5,798	—	(3,172)	—	2,626
Noninterest expense	10,874	176	18,591	—	29,641
Debt termination	—	20,379	—	—	20,379

Segment pre-tax profit (loss)	$36,792	$(21,420)	$(3,022)	$—	$12,350

Segment assets as of September 30, 2012	$5,084,218	$2,604,648	$739,153	$(2,106,678)	$6,321,341

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Nine Months Ended September 30, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$106,660	$37,872	$28,948	$—	$173,480
Credit for funds provided (1)	19,603	—	7,485	(27,088)	—

Total interest income	126,263	37,872	36,433	(27,088)	173,480
Interest expense	4,495	7,270	558	—	12,323
Charge for funds used (1)	3,025	32,973	(8,910)	(27,088)	—

Total interest expense	7,520	40,243	(8,352)	(27,088)	12,323

Net interest income	118,743	(2,371)	44,785	—	161,157

Provision for loan losses	—	—	(9,950)	—	(9,950)

Net interest income after provision for loan losses	118,743	(2,371)	54,735	—	171,107

Noninterest income	15,889	2,094	1,414	—	19,397
Noninterest expense	34,410	539	49,811	—	84,760
Debt termination	—	—	—	—	—

Segment pre-tax profit (loss)	$100,222	$(816)	$6,338	$—	$105,744

Segment assets as of September 30, 2013	$5,305,357	$2,855,964	$732,999	$(2,337,037)	$6,557,283

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Nine Months Ended September 30, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$113,366	$43,609	$45,114	$—	$202,089
Credit for funds provided (1)	19,027	—	7,758	(26,785)	—

Total interest income	132,393	43,609	52,872	(26,785)	202,089

Interest expense	5,581	12,936	2,266	—	20,783
Charge for funds used (1)	3,133	30,435	(6,783)	(26,785)	—

Total interest expense	8,714	43,371	(4,517)	(26,785)	20,783

Net interest income	123,679	238	57,389	—	181,306

Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	123,679	238	57,389	—	181,306

Noninterest income	17,588	—	(7,414)	—	10,174
Noninterest expense	34,069	557	54,176	—	88,802
Debt termination	—	20,379	—	—	20,379

Segment pre-tax profit (loss)	$107,198	$(20,698)	$(4,201)	$—	$82,299

Segment assets as of September 30, 2012	$5,084,218	$2,604,648	$739,153	$(2,106,678)	$6,321,341

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2013, the Bank has entered into 85 interest-rate swap agreements with customers and 85 with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of our swaps is subject to market and counterparty risk.

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2013, and December 31, 2012, the total notional amount of the Company’s swaps was $227.1 million, and $240.1 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below:

	September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$13,393	Other liabilities	$13,393

Total derivatives		$13,393		$13,393

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,966	Other liabilities	$23,966

Total derivatives		$23,966		$23,966

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the three and nine months ended September 30, 2013, and 2012:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended September 30,
		2013	2012
		(Dollars in thousands)
Interest rate swaps	Other income	$—	$360

Total		$—	$360

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Nine Months Ended September 30,
		2013	2012
		(Dollars in thousands)
Interest rate swaps	Other income	$—	$1,052

Total		$—	$1,052

11. OTHER COMPREHENSIVE INCOME/(LOSS)

The tables below provide a summary of the changes in accumulated other comprehensive income (“OCI”) for the three and nine months ended September 30, 2013.

	For the Three Months Ended September 30, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$421	$176	$245

Net change	$421	$176	$245

	For the Nine Months Ended September 30, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(65,129)	$(27,355)	$(37,774)
Net realized gains reclassified into earnings (1)	(2,094)	(879)	(1,215)

Net change	$(67,223)	$(28,234)	$(38,989)

(1)	Net realized gains are included in noninterest income in the unaudited condensed consolidated statements of earnings and comprehensive income for the nine months ended September 30, 2013.

The following tables provide a summary of the change in accumulated other comprehensive income for the nine months ended September 30, 2013, and 2012:

Unrealized (Loss)/Gain on Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, December 31, 2012	$43,251
Net change in fair value recorded in accumulated OCI	(37,774)
Net realized gains reclassified into earnings	(1,215)

Balance, September 30, 2013	$4,262

Unrealized (Loss)/Gain on Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, December 31, 2011	$41,469
Net change in fair value recorded in accumulated OCI	6,996

Balance, September 30, 2012	$48,465

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

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
September 30, 2013
Financial assets:
Derivatives not designated as hedging instruments	$13,393	$—	$—	$13,393	$—	$13,393

Total	$13,393	$—	$—	$13,393	$—	$13,393

Financial liabilities:
Derivatives not designated as hedging instruments	$14,464	$(1,071)	$13,393	$1,071	$(25,562)	$(11,098)
Repurchase agreements	565,883	—	565,883	—	(592,225)	(26,342)

Total	$580,347	$(1,071)	$579,276	$1,071	$(617,787)	$(37,440)

December 31, 2012
Financial assets:
Derivatives not designated as hedging instruments	$23,966	$—	$—	$23,966	$—	$23,966

Total	$23,966	$—	$—	$23,966	$—	$23,966

Financial liabilities:
Derivatives not designated as hedging instruments	$23,966	$—	$23,966	$—	$(26,589)	$(2,623)
Repurchase agreements	473,244	—	473,244	—	(505,000)	(31,756)

Total	$497,210	$—	$497,210	$—	$(531,589)	$(34,379)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

For the third quarter of 2013, we reported net income of $24.2 million, compared with $9.3 million for the third quarter of 2012, an increase of $15.0 million, or 161.85%. Diluted earnings per share were $0.23 per share for the third quarter of 2013, compared to $0.09 for the same period in 2012. Net income for the third quarter of 2013 included a $3.8 million loan loss provision recapture and $4.1 million in insurance reimbursements for previous years’ legal costs. By comparison, the third quarter of 2012 was negatively impacted by a pre-tax debt termination expense of $20.4 million. This was related to the redemption of $250.0 million fixed rate borrowings, from the Federal Home Loan Bank (“FHLB”).

At September 30, 2013, total assets of $6.56 billion increased $193.9 million, or 3.05%, from total assets of $6.36 billion at December 31, 2012. Earning assets totaled $6.18 billion at September 30, 2013, an increase of $140.2 million, or 2.32%, when compared with total earning assets of $6.04 billion at December 31, 2012. The increase in earning assets during the first nine months of 2013 was primarily due to a $167.7 million increase in investment securities, offset principally by a $17.2 million decrease in FHLB stock and a $7.4 million decrease in interest-earning balances due from the Federal Reserve.

Investment securities totaled $2.62 billion at September 30, 2013, up from $2.45 billion at December 31, 2012. As of September 30, 2013, we had a pre-tax unrealized net gain of $7.3 million on our overall investment securities portfolio, compared to a pre-tax net unrealized gain of $74.6 million at December 31, 2012. The decrease in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. $19.1 million of this unrealized net gain was attributable to our municipal securities portfolio, offset by unrealized net losses of $11.7 million attributable to the remainder of the portfolio, consisting of predominantly government agency securities. During the third quarter of 2013, we purchased $307.5 million in MBS with an average yield of 2.44% and an average duration of approximately four years. We also purchased $7.2 million in municipal securities with an average tax-equivalent yield of 4.01%. During the first quarter of 2013, we identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing an ongoing deterioration in yield. We elected to sell these securities and recognized a net gain on sale of $2.1 million.

Total loans and leases, net of deferred fees and discount, of $3.44 billion at September 30, 2013, increased by $101.0 million, or 3.02%, from $3.34 billion at June 30, 2013. Quarter-over-quarter, non-covered loans increased by $111.5 million and covered loans decreased by $10.5 million. The $111.5 million increase in non-covered loans was principally due to increases of $117.7 million in commercial real estate loans, $12.0 million in total single family residential (“SFR”) mortgages (net of a $7.3 million decrease in SFR pool loans), and $4.4 million in dairy & livestock loans. This growth was partially offset by decreases of $14.6 million in commercial and industrial loans, $6.1 million in municipal lease finance receivables, and $1.9 million in agribusiness loans. Our recent growth in total loans is due to a combination of a strengthened new loan pipeline and reduced loan runoff. The $19.3 million growth in SFR mortgage-direct loans in the third quarter of 2013 was principally due to our enhanced lending program. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed recently to enable our Bank to underwrite and retain SFR mortgage loans generated through our internal referral channels, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. The market for new loans continued to remain very competitive but the recent rise in long term interest rates has started to moderate refinance pressure on our existing loans, particularly from the larger banks.

Noninterest-bearing deposits were $2.54 billion at September 30, 2013, an increase of $117.5 million, or 4.85%, compared to $2.42 billion at December 31, 2012. At September 30, 2013, noninterest-bearing deposits were 51.85% of total deposits, compared to 50.71% at December 31, 2012 and 48.62% at September 30, 2012. Our average cost of total deposits for the third quarter of 2013 was 10 basis points, compared to 12 basis points for the third quarter of 2012.

At September 30, 2013, we had $25.8 million of junior subordinated debentures, compared to $67.0 million at December 31, 2012. On January 7, 2013, we redeemed $20.6 million, or 50%, of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II. On April 7, 2013, we redeemed the remaining $20.6 million of the outstanding capital and common securities issued by CVB Statutory Trust II. We took these actions to reduce our funding costs.

Improved credit quality and better economic factors resulted in a $3.8 million loan loss provision recapture during the third quarter of 2013. This compares with a $6.2 million recapture for the second quarter of 2013 and zero provision for loan losses for the previous eight consecutive quarters. The allowance for loan losses was $80.7 million, or 2.46% of total non-covered loans at September 30, 2013, compared to $85.5 million at June 30, 2013 and $92.4 million at December 31, 2012. The allowance for loan losses was 2.46%, 2.70%, 2.89%, 2.84%, and 2.85% of total non-covered loans and leases outstanding at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

Our capital ratios remain well-above regulatory standards. As of September 30, 2013, our Tier 1 leverage capital ratio totaled 11.44%, our Tier 1 risk-based capital ratio totaled 17.87% and our total risk-based capital ratio totaled 19.13%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)

Net interest income	$53,973	$59,744	$161,157	$181,306
Recapture of (provision for) loan losses	3,750	—	9,950	—
Noninterest income	4,957	2,626	19,397	10,174
Noninterest expense	(25,714)	(50,020)	(84,760)	(109,181)
Provision for income taxes	(12,727)	(3,093)	(35,424)	(27,155)

Net earnings	$24,239	$9,257	$70,320	$55,144

Earnings per common share:
Basic	$0.23	$0.09	$0.67	$0.53
Diluted	$0.23	$0.09	$0.67	$0.53
Return on average assets	1.49%	0.57%	1.48%	1.13%
Return on average shareholders’ equity	12.58%	4.86%	12.16%	9.89%
Efficiency ratio	43.63%	80.20%	46.94%	57.02%

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the three and nine months ended September 30, 2012 includes debt termination expense of $20.4 million. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense during the three and nine month periods ended September 30, 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest income	$53,973	$59,744	$161,157	$181,306
Noninterest income	4,957	2,626	19,397	10,174
Noninterest expense	25,714	50,020	84,760	109,181
Less: debt termination expense	—	(20,379)	—	(20,379)

Adjusted noninterest expense	$25,714	$29,641	$84,760	$88,802

Efficiency ratio	43.63%	80.20%	46.94%	57.02%
Adjusted efficiency ratio	43.63%	47.52%	46.94%	46.38%

Adjusted noninterest expense	$25,714	$29,641	$84,760	$88,802
Average assets	6,451,473	6,454,500	6,356,927	6,509,019
Adjusted noninterest expense to average assets [1]	1.58%	1.83%	1.78%	1.82%

[1]	Annualized

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Interest income
Interest income-accretion	$2,947	$7,045	$10,796	$19,258
Other income
Decrease in FDIC loss share asset	(3,248)	(7,059)	(10,715)	(19,339)
Net (loss)/gain on sale of OREO	(4)	475	372	996
Gain on sale of loans held-for-sale	—	—	—	815
Expenses
Legal and professional	(114)	(395)	(336)	(1,167)
OREO write-down	—	(172)	(14)	(365)
OREO expenses	(5)	(186)	(67)	(283)
Other expenses (appraisals, and etc.)	(37)	(96)	(139)	(186)

Net (loss) before loss taxes related to covered assets	$(461)	$(388)	$(103)	$(271)

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, net decrease in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to covered loans.

The discount accretion of $2.9 million for the third quarter 2013, recognized as part of interest income from covered loans, decreased $4.1 million, compared to $7.0 million for the third quarter of 2012. The discount accretion was reduced by the changes in the FDIC loss sharing asset, a net decrease of $3.2 million for the third quarter of 2013, compared to a net decrease of $7.1 million for the third quarter of 2012.

At September 30, 2013, the remaining discount associated with the SJB loans approximated $14.5 million. Based on the current forecast of expected cash flows, approximately $9.0 million of the discount is expected to accrete into interest income over the remaining lives of the respective pools and individual loans, which approximates 4.4 years and 1.0 year, respectively. The FDIC loss sharing asset totaled $7.0 million at September 30, 2013. The loss sharing asset will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 1.0 year.

The Company also recognized net gain on sales of OREO of $372,000 for the nine months ended September 30, 2013, compared to $996,000 for the same period in 2012. An $815,000 gain on sale of covered loans was also recognized in 2012.

Expenses related to covered assets, OREO expenses, legal and professional expenses and other covered asset expenses, totaled $556,000 for the nine months ended September 30, 2013. This compares to $2.0 million for the same period of 2012. Covered loans decreased $58.0 million to $177.9 million at September 30, 2013 from $235.9 million at September 30, 2012.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. As of September 30, 2013, our balance sheet is well matched over a one year horizon and slightly asset-sensitive over a two year horizon assuming no balance sheet growth; meaning interest-earning assets will generally reprice faster than interest-bearing liabilities. Therefore, our net interest margin is likely to modestly increase in sustained periods of rising interest rates and decrease modestly in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$1,886,925	$7,102	1.53%	$1,608,415	$7,246	1.81%
Tax-advantaged	603,200	5,517	5.01%	635,171	5,640	4.90%
Investment in FHLB stock	42,507	622	5.81%	64,084	79	0.49%
Federal funds sold & interest-earning deposits with other institutions	160,150	180	0.45%	316,240	276	0.35%
Loans HFS	—	—	0.00%	1,145	6	2.08%
Loans (2)	3,400,192	41,706	4.87%	3,464,444	45,553	5.23%
Yield adjustment to interest income from discount accretion	(16,798)	2,947		(35,248)	7,045

Total interest-earning assets	6,076,176	58,074	3.95%	6,054,251	65,845	4.48%
Total noninterest-earning assets	375,297			400,249

Total assets	$6,451,473			$6,454,500

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$1,658,055	889	0.21%	$1,704,929	973	0.23%
Time deposits	694,236	339	0.19%	750,436	425	0.23%

Total interest-bearing deposits	2,352,291	1,228	0.21%	2,455,365	1,398	0.23%
FHLB advances and other borrowings	773,032	2,873	1.47%	908,529	4,703	2.03%

Interest-bearing liabilities	3,125,323	4,101	0.52%	3,363,894	6,101	0.71%

Noninterest-bearing deposits	2,483,421			2,257,941
Other liabilities	78,424			75,096
Stockholders’ equity	764,305			757,569

Total liabilities and stockholders’ equity	$6,451,473			$6,454,500

Net interest income		$53,973			$59,744

Net interest income excluding discount		$51,026			$52,699

Net interest spread - tax equivalent			3.43%			3.77%
Net interest spread - tax equivalent excluding discount			3.23%			3.28%
Net interest margin			3.55%			3.94%
Net interest margin - tax equivalent			3.68%			4.08%
Net interest margin - tax equivalent excluding discount			3.48%			3.60%
Net interest margin excluding loan fees			3.49%			3.89%
Net interest margin excluding loan fees - tax equivalent			3.62%			4.03%

(1)	Non tax-equivalent (TE) rate was 2.05%, and 2.31% for the three months ended September 30, 2013, and 2012, respectively.
(2)	Includes loan fees of: $813, and $692 for the three months ended September 30, 2013, and 2012, respectively.

Prepayment penalty fees of $856, and $1,266 are included in interest income for the three months ended September 30, 2013, and 2012, respectively.

(3)	Includes interest-bearing demand and money market accounts.

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$1,795,109	$19,280	1.44%	$1,638,181	$25,202	2.07%
Tax-advantaged	615,498	16,569	4.91%	642,277	17,221	4.93%
Investment in FHLB stock	49,004	1,432	3.91%	67,911	263	0.52%
Federal funds sold & interest-earning deposits with other institutions	153,338	524	0.46%	305,770	856	0.37%
Loans HFS	25	1	5.35%	4,683	16	0.46%
Loans (2)	3,383,436	124,878	4.93%	3,465,900	139,273	5.37%
Yield adjustment to interest income from discount accretion	(20,268)	10,796		(42,425)	19,258

Total interest-earning assets	5,976,142	173,480	4.03%	6,082,297	202,089	4.59%
Total noninterest-earning assets	380,785			426,722

Total assets	$6,356,927			$6,509,019

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$1,635,086	2,605	0.21%	$1,725,717	3,203	0.25%
Time deposits	702,702	1,022	0.19%	782,547	1,402	0.24%

Total interest-bearing deposits	2,337,788	3,627	0.21%	2,508,264	4,605	0.25%
FHLB advances and other borrowings	772,764	8,696	1.50%	1,014,337	16,178	2.10%

Interest-bearing liabilities	3,110,552	12,323	0.53%	3,522,601	20,783	0.78%

Noninterest-bearing deposits	2,398,378			2,167,497
Other liabilities	75,058			74,405
Stockholders’ equity	772,939			744,516

Total liabilities and stockholders’ equity	$6,356,927			$6,509,019

Net interest income		$161,157			$181,306

Net interest income excluding discount		$150,361			$162,048

Net interest spread - tax equivalent			3.50%			3.81%
Net interest spread - tax equivalent excluding discount			3.24%			3.35%
Net interest margin			3.61%			4.00%
Net interest margin - tax equivalent			3.75%			4.14%
Net interest margin - tax equivalent excluding discount			3.49%			3.69%
Net interest margin excluding loan fees			3.56%			3.95%
Net interest margin excluding loan fees - tax equivalent			3.69%			4.09%

(1)	Non tax-equivalent (TE) rate was 2.00%, and 2.50% for the nine months ended September 30, 2013, and 2012, respectively.
(2)	Includes loan fees of: $2,340, and $2,001 for the nine months ended September 30, 2013, and 2012, respectively.

Prepayment penalty fees of $2,949, and $2,949 are included in interest income for the nine months ended September 30, 2013, and 2012, respectively.

(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three and nine months ended September 30, 2013, and 2012 include a yield adjustment of $2.9 million, and $7.0 million, respectively. Net interest income for the nine months ended September 30, 2013, and 2012 include a yield adjustment of $10.8 million, and $19.3 million, respectively. These yield adjustments relate to discount accretion on covered loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)

Total interest-earning assets (TE)	$6,076,176	$60,093	3.95%	$6,054,251	$67,973	4.48%
Discount on acquired loans	16,798	(2,947)		35,248	(7,045)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$6,092,974	$57,146	3.75%	$6,089,499	$60,928	3.99%

Net interest income and net interest margin (TE)		$55,992	3.68%		$61,872	4.08%
Yield adjustment to interest income from discount accretion		(2,947)			(7,045)

Net interest income and net interest margin (TE), excluding yield adjustment		$53,045	3.48%		$54,827	3.60%

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)

Total interest-earning assets (TE)	$5,976,142	$179,555	4.03%	$6,082,297	$208,550	4.59%
Discount on acquired loans	20,269	(10,796)		42,425	(19,258)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$5,996,411	$168,759	3.77%	$6,124,722	$189,292	4.13%

Net interest income and net interest margin (TE)		$167,232	3.75%		$187,767	4.14%
Yield adjustment to interest income from discount accretion		(10,796)			(19,258)

Net interest income and net interest margin (TE), excluding yield adjustment		$156,436	3.49%		$168,509	3.69%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense, and Net Interest Income

	Comparision of Three Months Ended September 30, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$2,254	$(2,044)	$(354)	$(144)
Tax-advantaged securities	(209)	90	(4)	(123)
Investment in FHLB stock	(27)	859	(289)	543
Fed funds sold & interest-earning deposits with other institutions	(136)	78	(38)	(96)
Loans HFS	(6)	(6)	6	(6)
Loans	(822)	(3,082)	57	(3,847)
Yield adjustment from discount accretion	(3,681)	(876)	459	(4,098)

Total interest income	(2,627)	(4,981)	(163)	(7,771)

Interest expense:
Savings deposits	(23)	(63)	2	(84)
Time deposits	(29)	(61)	4	(86)
FHLB advances and other borrowings	(714)	(1,311)	195	(1,830)

Total interest expense	(766)	(1,435)	201	(2,000)

Net interest income	$(1,861)	$(3,546)	$(364)	$(5,771)

	Comparision of Nine Months Ended September 30, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$2,411	$(7,605)	$(728)	$(5,922)
Tax-advantaged securities	(609)	(45)	2	(652)
Investment in FHLB stock	(73)	1,721	(479)	1,169
Fed funds sold & interest-earning deposits with other institutions	(432)	201	(101)	(332)
Loans HFS	(16)	172	(171)	(15)
Loans	(3,327)	(11,337)	269	(14,395)
Yield adjustment from discount accretion	(10,070)	3,366	(1,758)	(8,462)

Total interest income	(12,116)	(13,527)	(2,966)	(28,609)

Interest expense:
Savings deposits	(163)	(459)	24	(598)
Time deposits	(142)	(264)	26	(380)
FHLB advances and other borrowings	(3,923)	(4,672)	1,113	(7,482)

Total interest expense	(4,228)	(5,395)	1,163	(8,460)

Net interest income	$(7,888)	$(8,132)	$(4,129)	$(20,149)

Net interest income, before the provision for loan losses of $54.0 million for the third quarter of 2013 decreased $5.8 million, or 9.66%, compared to the third quarter of 2012. Interest income and fees on loans for the third quarter of 2013 totaled $44.7 million, which included $2.9 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on covered loans acquired SJB. This represents a $322,000 decrease when compared to interest income and fees on loans of $45.0 million for the second quarter of 2013, which included $3.5 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on acquired loans. Interest income and fees on loans of $44.7 million decreased $7.9 million, or 15.11%, for the third quarter of 2013, compared to $52.6 million, for the third quarter of 2012, which included $7.0 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on acquired loans.

Excluding the impact of the yield adjustment on covered loans, our tax equivalent (TE) net interest margin was 3.48% for the third quarter of 2013, compared with 3.46% for the second quarter of 2013 and 3.60% for the third quarter of 2012. Total average earning asset yields (excluding discount) were 3.75% for the third quarter of 2013, compared to 3.73% for the second quarter of 2013 and 3.99% for the third quarter of 2012. Total cost of funds of 0.29% for the third quarter of 2013 was unchanged from the second quarter of 2013, and decreased 14 basis points from 0.43% for the third quarter of 2012.

The average balance of total loans decreased $64.3 million to $3.40 billion for the third quarter of 2013, compared to $3.46 billion for the third quarter of 2012. The average yield on loans was 4.87% for the third quarter of 2013, compared to 5.23% for the third quarter of 2012. Lower rates on mortgages continued to result in refinancings during the third quarter of 2013 and we continued to see competitive pressure on rates in all classes of loans. We earned $856,000 in loan prepayment penalty fees for the third quarter of 2013, compared with $1.1 million for the second quarter of 2013 and $1.3 million for the third quarter of 2012.

Total average earning assets of $6.08 billion increased $21.9 million, or 0.36%, from $6.05 billion for the third quarter of 2012. This increase was principally due to a $246.5 million increase in investment securities to $2.49 billion for the third quarter of 2013, compared to $2.24 billion for the third quarter of 2012. This increase was partially offset by a $156.1 million decrease in interest-earning cash to $160.2 million, compared to $316.2 million for the third quarter of 2012 as a result of prepaying $250.0 million of FHLB advances during the third quarter of 2012 and $61.9 million redemption of junior subordinated debentures from the second quarter of 2012 through the second quarter of 2013. The total average loan balance, net of discount, also decreased $45.8 million, primarily due to a $42.4 million decrease in average covered loans to $166.3 million for the third quarter of 2013, compared to $208.7 million for the third quarter of 2012. The average investment in FHLB stock also decreased $21.6 million to $42.5 million for the third quarter of 2013, compared to $64.1 million for the third quarter of 2012.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at September 30, 2013 and 2012. As of September 30, 2013 and 2012, we had $49.5 million and $66.0 million of non-covered non-accrual loans, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $813,000 and $2.3 million for the three and nine months ended September 30, 2013, respectively, compared to $692,000 and $2.0 million for the three and nine months ended September 30, 2012, respectively.

Interest income on investments of $12.6 million for the third quarter of 2013, decreased $267,000, or 2.07%, from $12.9 million for the third quarter of 2012. Total yield (TE) on investments was 2.38% for the third quarter of 2013, compared to 2.69% for the third quarter of 2012. During the third quarter of 2013, we purchased $307.5 million in MBS with an average yield of 2.44% and an average duration of approximately four years. We also purchased $7.2 million in municipal securities with an average tax-equivalent yield of 4.01% during the third quarter of 2013. We elected to utilize short-term borrowings to facilitate a portion of these purchases. We did this in anticipation of the current interest rate environment which was foreshadowed by the Federal Reserve Bank signaling that they would “taper” the QE3 stimulus package.

Interest expense of $4.1 million for the third quarter of 2013, decreased $2.0 million, or 32.78%, compared to $6.1 million for the third quarter of 2012. The average rate paid on interest-bearing liabilities decreased 19 basis points, to 0.52% for the third quarter of 2013, from 0.71% in 2012 as a result of the low interest rate environment experienced for the third quarter of 2013, as well as the mix of interest-bearing liabilities.

Contributing to the decline in interest expense was lower rates paid on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.21% for the third quarter of 2013, compared to 0.23% for the third quarter of 2012). Average noninterest-bearing deposits grew to $2.48 billion, or 51.36% of total average deposits for the third quarter of 2013, compared to $2.26 billion, or 47.91% of total average deposits for the third quarter of 2012. The decrease in rates paid on total deposits (0.10% for the third quarter of 2013, compared to 0.12% for the third quarter of 2012) also contributed to our lower cost of funds.

Other borrowings typically have higher interest costs than interest-bearing deposits. The $1.8 million decrease in interest from other borrowings during the third quarter of 2013 was due to the redemption of $250.0 million of fixed rate loans from the FHLB during the third quarter of 2012, and $61.9 million redemption of junior subordinated debentures from June 30, 2012 through June 30, 2013. The remaining FHLB advance carries a coupon rate of 4.52% and matures in November 2016. We also repaid $100.0 million of FHLB advances, with a coupon rate of 2.89%, at the end of December, 2011. On January 7, 2012, we redeemed all outstanding debentures and trust preferred securities issued by First Coastal Capital Trust II for a total consideration of approximately $6.8 million. During 2012, we redeemed $41.2 million of CVB Statutory Trust I junior subordinated debentures bearing interest at 2.85% above the 90-day LIBOR. During the nine months ended September 30, 2013, we redeemed $41.2 million of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II. At September 30, 2013, we had $42.5 million in short-term borrowings. These borrowings were used to facilitate a portion of our investment purchases made in the third quarter of 2013. We had $26.0 million in short-term borrowings at December 31, 2012.

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

As a result of improved credit quality and better economic conditions, the allowance for loan losses was reduced to $80.7 million at September 30, 2013, compared to $92.4 million at September 30, 2012. We recorded a $3.8 million and $10.0 million loan loss provision recapture for the three and nine months ended September 30, 2013, respectively, compared to zero provision for loan losses for the same periods of 2012. We believe the allowance is appropriate at September 30, 2013. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total non-covered net loans as of September 30, 2013 and December 31, 2012 was 2.46% and 2.84%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net charge-offs totaled $1.8 million for the nine months ended September 30, 2013, compared to $1.9 million for the same period of 2012. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC, which expires in October 2014. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the covered SJB loans in 2009. During the nine months ended September 30, 2013 and 2012, there was zero and $728,000, respectively, in net recoveries for loans in excess of the amount originally expected in the fair value of the loans at acquisition. An offsetting adjustment was recorded to the FDIC loss sharing asset based on the appropriate loss sharing percentage.

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

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,011	$4,040	$(29)	$11,982	$12,232	$(250)
Trust and investment services	2,021	2,037	(16)	6,098	6,264	(166)
Bankcard services	920	962	(42)	2,697	2,888	(191)
BOLI income	497	781	(284)	1,867	2,271	(404)
Gain on sale of investment securities, net	—	—	—	2,094	—	2,094
Decrease in FDIC loss sharing asset, net	(3,248)	(7,059)	3,811	(10,715)	(19,339)	8,624
Gain on OREO, net	(3)	524	(527)	3,129	1,458	1,671
Gain on loans held-for-sale	—	—	—	—	815	(815)
Other	759	1,341	(582)	2,245	3,585	(1,340)

Total noninterest income	$4,957	$2,626	$2,331	$19,397	$10,174	$9,223

Third Quarter of 2013 Compared to Third Quarter of 2012

Noninterest income of $5.0 million for the third quarter of 2013 increased $2.3 million, or 88.77%, over noninterest income of $2.6 million for the third quarter of 2012. Noninterest income for the third quarter of 2013 increased primarily due to a $3.2 million net decrease in the FDIC loss sharing asset during the third quarter of 2013, compared to a $7.1 million net decrease in the third quarter of 2012. This increase was partially offset by a $527,000 decrease in gain on OREO and a $359,000 decrease in swap fee income.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2013, CitizensTrust had approximately $2.23 billion in assets under management and administration, including $1.67 billion in assets under management. CitizensTrust generated fees of $2.0 million for the third quarter of 2013, compared to $2.0 million for the third quarter of 2012.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $497,000 for the third quarter of 2013 decreased $284,000, or 36.36% from the third quarter of 2012.

Other noninterest income of $759,000 for the third quarter of 2013 decreased $582,000, or 43.40%, compared to $1.3 million for the third quarter of 2012. This decrease was principally due to a $359,000 decrease in swap fee income.

Nine Months of 2013 Compared to Nine Months of 2012

The $9.2 million increase in noninterest income for the first nine months of 2013 was primarily due to a $10.7 million net decrease in the FDIC loss sharing asset, compared to a $19.3 million net decrease for the nine months ended September 30, 2012. Also contributing to the year-over-year increase was a $2.1 million net pre-tax gain on the sale of investment securities during 2013 and a $2.5 million net pre-tax gain on the sale of one OREO property. During 2012, we recorded $815,000 in net gain on the sale of covered loans held-for-sale.

Other noninterest income of $2.2 million for the nine months ended September 30, 2013 decreased $1.3 million, or 37.38%, compared to $3.6 million for the same period of 2012. This decrease was principally due to a $1.1 million decrease in swap fee income.

Noninterest Expense

The following table sets for the various components of noninterest expense for the periods indicated.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,389	$17,489	$900	$52,777	$50,856	$1,921
Occupancy	2,714	2,771	(57)	7,974	8,108	(134)
Equipment	927	1,239	(312)	2,914	3,474	(560)
Professional services	1,316	1,570	(254)	4,299	5,666	(1,367)
Software licenses and maintenance	1,077	1,062	15	3,392	2,960	432
Stationary and supplies	833	901	(68)	2,681	2,753	(72)
Promotion	1,105	1,176	(71)	3,503	3,741	(238)
Amortization of intangibles	127	449	(322)	1,002	1,717	(715)
Provision for unfunded commitments	500	—	500	500	—	500
Debt termination	—	20,379	(20,379)	—	20,379	(20,379)
OREO expense	21	405	(384)	384	1,458	(1,074)
Insurance reimbursements	(4,139)	(48)	(4,091)	(4,139)	(451)	(3,688)
Regulatory assessments	884	901	(17)	2,639	2,662	(23)
Loan expense	438	495	(57)	1,251	1,494	(243)
Other	1,522	1,231	291	5,583	4,364	1,219

Total noninterest expense	$25,714	$50,020	$(24,306)	$84,760	$109,181	$(24,421)

Noninterest expense to average assets, annualized, excluding debt termination	1.58%	1.83%	–0.25%	1.78%	1.82%	–0.04%

Efficiency ratio excluding debt termination (1)	43.63%	47.52%	–3.89%	46.94%	46.38%	0.56%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Third Quarter of 2013 Compared to Third Quarter of 2012

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Excluding the impact of the debt termination expense, noninterest expense measured as a percentage of average assets was 1.58% for the third quarter of 2013, compared to 1.83% for the third quarter of 2012.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the third quarter of 2013, the efficiency ratio was 43.63%, compared to 47.52% (excluding impact of the debt termination expense) for the third quarter of 2012.

Noninterest expense for the third quarter of 2013 decreased $24.3 million, or 48.59%. The overall decrease was primarily due to a $20.4 million debt termination expense incurred during the third quarter of 2012 and $4.1 million in insurance reimbursements for previous years’ legal costs recognized in the third quarter of 2013. Also contributing to the overall decrease in noninterest expense were reductions of $657,000 in OREO costs, legal expenses, and loan related expenses as a result of the improved credit quality in our loan portfolio, and $417,000 in office equipment expenses, other professional services and supplies. These expenses were partially offset by increases of $900,000 in salaries and related expense due to increases in employee benefits and payroll taxes, and a $500,000 provision for unfunded loan commitments.

The $254,000 decrease in total professional services expense was primarily due to a $216,000 decrease in legal expenses associated with credit and collection issues, the federal securities class action litigation, and other litigation issues in which the Company is involved. See “Part II, Item 1 - Legal Proceedings”.

Nine Months of 2013 Compared to Nine Months of 2012

Excluding the $20.4 million debt termination expense for the nine months ended September 30, 2012, total noninterest expense for the nine months ended September 30, 2013 decreased $4.0 million, primarily due to an increase of $3.7 million in insurance reimbursements for previous years’ legal costs. Also contributing to the overall decrease in noninterest expense were reductions of $1.9 million in OREO costs, legal expenses and loan related expenses a result of the improved credit quality in our loan portfolio and $1.4 million in office equipment, other professional services and supplies. These decreases were partially offset by increases of $1.9 million in salaries and related benefits due to increases in employee benefits and payroll taxes, a $1.0 million accrual for potential interest penalties associated with previous years’ federal and state income tax returns included in other expense, and a $500,000 provision for unfunded loan commitments.

The $1.4 million decrease in total professional services expense was primarily due to a $783,000 decrease in other professional services and a $584,000 decrease in legal expenses associated with credit and collection issues, the federal securities class action litigation, and other litigation issues in which the Company is involved.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 34.43%, and 33.50%, respectively, compared to 25.04% and 33.00% for the three and nine months ended September 30, 2012, respectively. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We also benefited from $1.4 million of enterprise zone tax credits reflected during the first quarter of 2013. Due to recent California legislation, these tax credits will be limited in the future.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the three and nine months ended September 30, 2013 and 2012. These tables also provide additional significant segment measures useful to understanding the performance of this segment.

Business Financial and Commercial Banking Centers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$42,806	$44,525	$126,263	$132,393
Interest expense (1)	2,470	2,657	7,520	8,714

Net interest income	$40,336	$41,868	$118,743	$123,679

Noninterest income	5,306	5,798	15,889	17,588
Noninterest expense	11,514	10,874	34,410	34,069

Segment pre-tax profit	$34,128	$36,792	$100,222	$107,198

Balance Sheet
Average loans	$2,652,559	$2,634,142	$2,616,293	$2,616,140
Average interest-bearing deposits and customer repurchases	$2,635,002	$2,682,738	$2,611,972	$2,764,699
Yield on loans (2)	5.39%	5.76%	5.45%	5.79%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.25%	0.23%	0.27%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the third quarter of 2013, Business Financial and Commercial Banking Centers’ segment pre-tax profit decreased by $2.7 million, or 7.24%, primarily due to a decrease in net interest income of $1.5 million, or 3.66%, compared to the third quarter of 2012. The $1.7 million decrease in interest income for the third quarter of 2013 was principally due to a 37 basis point drop in the loan yield to 5.39% for the third quarter of 2013, compared to 5.76% for the third quarter of 2012. Average loans also decreased $18.4 million. The market for new loans continued to remain very competitive but the recent rise in long term interest rates has started to moderate refinance pressure on our existing loans, particularly from the larger banks. The drop in interest income was offset by a decrease of $187,000 in interest expense. Noninterest income also decreased $492,000, or 8.49% for the three months ended September 30, 2013, compared to the same period in 2012.

Treasury

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$13,443	$13,263	$37,872	$43,609
Interest expense (1)	14,030	14,128	40,243	43,371

Net interest income	$(587)	$(865)	$(2,371)	$238

Noninterest income	—	—	2,094	—
Noninterest expense	178	176	539	557
Debt termination	—	20,379	—	20,379

Segment pre-tax (loss) profit	$(765)	$(21,420)	$(816)	$(20,698)

Balance Sheet
Average investments	$2,490,125	$2,243,586	$2,410,608	$2,280,458
Average interest-bearing deposits	$240,001	$240,006	$240,001	$240,003
Average borrowings	$212,863	$356,449	$213,322	$417,762
Yield on investments-TE	2.38%	2.69%	2.33%	2.88%
Non-tax equivalent yield	2.05%	2.31%	2.00%	2.50%
Average cost of borrowings	4.44%	4.11%	4.44%	4.01%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the third quarter of 2013, the Company’s Treasury department reported a pre-tax loss of $765,000, compared to pre-tax loss of $21.4 million for the third quarter of 2012. Excluding the $20.4 million debt termination expense for the third quarter of 2013, segment pre-tax loss decreased by $276,000. The improvement was primarily due to a $180,000 increase in interest income due to a $246.5 million increase in average investment securities for the third quarter of 2013, compared to the third quarter of 2012.

Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$11,224	$17,068	$36,433	$52,872
Interest expense (1)	(3,000)	(1,673)	(8,352)	(4,517)

Net interest income	$14,224	$18,741	$44,785	$57,389

(Recapture of) provision for loan losses	(3,750)	—	(9,950)	—
Noninterest income	(349)	(3,172)	1,414	(7,414)
Noninterest expense	14,022	18,591	49,811	54,176

Segment pre-tax profit (loss)	$3,603	$(3,022)	$6,338	$(4,201)

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $3.6 million for the third quarter of 2013, an increase of $6.6 million, or 219.23%, from pre-tax loss of $3.0 million for the third quarter of 2012. The increase in pre-tax profit was principally due to a $3.8 million loan loss provision recapture and $3.7 million in insurance reimbursements for previous years’ legal costs. Interest income decreased $5.8 million primarily due to a $4.1 million decrease in discount accretion. Noninterest income increased $2.8 million due to a net decrease in the FDIC loss sharing asset of $3.2 million for the third quarter of 2013, compared to a net decrease of $7.1 million for the third quarter of 2012.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.56 billion at September 30, 2013. This represented an increase of $193.9 million, or 3.05%, from total assets of $6.36 billion at December 31, 2012. Earning assets of $6.18 billion at September 30, 2013 increased $140.2 million, or 2.32% when compared with $6.04 billion at December 31, 2012. The increase in earning assets during the first nine months of 2013 was primarily due to $167.7 million increase in investment securities, offset principally by a $17.2 million decrease in FHLB stock and a $7.4 million decrease in interest-earning balances due from the Federal Reserve. Total liabilities were

$5.79 billion at September 30, 2013, an increase of $188.7 million, or 3.37%, from total liabilities of $5.60 billion at December 31, 2012. Total equity increased $5.3 million, or 0.69%, to $768.2 million at September 30, 2013, compared to total equity of $763.0 million at December 31, 2012.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2013, we reported total investment securities of $2.62 billion. This represented an increase of $167.7 million, or 6.84%, from total investment securities of $2.45 billion at December 31, 2012. As of September 30, 2013, the Company had a pre-tax net unrealized holding gain on total investment securities of $7.3 million, compared to a pre-tax net unrealized gain of $74.6 million at December 31, 2012. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. At September 30, 2013, $19.1 million of the net unrealized holding gain is attributed to our municipal securities portfolio, and $11.7 million in net unrealized holding loss is attributed to the remainder of the portfolio, which is predominantly government agency securities. For the nine months ended September 30, 2013, total repayments/maturities and proceeds from sales of investment securities totaled $406.8 million and $99.2 million, respectively. The Company purchased additional investment securities totaling $759.6 million and $567.4 million for the nine months ended September 30, 2013 and 2012, respectively. The proceeds from sales of investment securities, which included the 13 investment securities that were sold for a net gain on sale of $2.1 million in the first quarter of 2013, were used to purchase additional investment securities. In the third quarter of 2013, we purchased $314.7 million of investment securities and utilized short-term borrowings to facilitate a portion of these purchases. No investment securities were sold during the first nine months of 2012.

The table below sets forth investment securities available-for-sale at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$353,580	$36	$(20,603)	$333,013	12.72%
Residential mortgage-backed securities	1,286,448	19,249	(16,073)	1,289,624	49.28%
CMO’s / REMIC’s - residential	383,268	7,002	(1,062)	389,208	14.87%
Municipal bonds	581,663	22,206	(3,145)	600,724	22.95%
Other securities	5,000	—	(262)	4,738	0.18%

Total investment securities	$2,609,959	$48,493	$(41,145)	$2,617,307	100.00%

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$357,960	$1,588	$(248)	$359,300	14.67%
Residential mortgage-backed securities	862,196	25,529	(127)	887,598	36.24%
CMO’s / REMIC’s - residential	565,968	7,402	(1,410)	571,960	23.35%
Municipal bonds	583,692	41,920	(183)	625,429	25.53%
Other securities	5,000	100	—	5,100	0.21%

Total investment securities	$2,374,816	$76,539	$(1,968)	$2,449,387	100.00%

The weighted-average yield (TE) on the investment portfolio at September 30, 2013 was 2.28% with a weighted-average life of 4.6 years. This compares to a weighted-average yield of 2.47% at December 31, 2012 with a weighted-average life of 3.1 years and a yield of 2.71% at September 30, 2012 with a weighted-average life of 3.6 years.

Approximately 77% of the securities in the total investment portfolio, at September 30, 2013, are issued by the U.S government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee payment of principal and interest. As of September 30, 2013, approximately $144.4 million in U.S. government agency bonds are callable.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2013 and December 31, 2012.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. The unrealized losses on these securities were attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 - Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$312,948	$20,603	$—	$—	$312,948	$20,603
Residential mortgage-backed securities	473,190	16,073	—	—	473,190	16,073
CMO / REMICs - residential	92,281	988	18,700	74	110,981	1,062
Municipal bonds	42,859	2,671	10,393	474	53,252	3,145
Other securities	4,738	262	—	—	4,738	262

Total	$926,016	$40,597	$29,093	$548	$955,109	$41,145

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO / REMICs - residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

During the nine months ended September 30, 2013 and 2012, we recorded zero other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

At September 30, 2013, we reported total loans and lease finance receivables, net of deferred loan fees and discount, of $3.44 billion. This represented a decrease of $2.8 million, or 0.08%, from total loans, net of deferred loan fees, of $3.45 billion at December 31, 2012. Non-covered loans increased by $29.0 million and covered loans decreased by $31.9 for the nine months ended September 30, 2013. The $29.0 million increase in non-covered loans was principally due to increases of $136.3 million in commercial real estate loans, $32.8 million in SFR mortgage loans (net of an $18.5 million decrease in SFR pool loans). This growth was partially offset by decreases of $72.9 million in dairy and livestock loans, $36.9 million in commercial and industrial loans, $12.1 million in construction loans, and $14.0 million in municipal lease finance receivables and other loans.

Total loans, net of deferred loan fees, comprise 55.77% of our total earning assets. The following tables present our loan portfolio, excluding held-for-sale loans, segregated into covered versus non-covered loans, by category as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$510,566	$20,825	$531,391
Real estate:
Commercial real estate	2,126,415	147,289	2,273,704
Construction	47,648	661	48,309
SFR mortgage	192,130	327	192,457
Dairy & livestock and agribusiness	261,638	3,659	265,297
Municipal lease finance receivables	99,188	—	99,188
Consumer and other loans	52,886	5,102	57,988

Gross loans	3,290,471	177,863	3,468,334
Less:
Purchase accounting discount	—	(14,529)	(14,529)
Deferred loan fees, net	(9,119)	—	(9,119)

Gross loans, net of deferred loan fees and discount	3,281,352	163,334	3,444,686
Less: Allowance for loan losses	(80,713)	—	(80,713)

Net loans	$3,200,639	$163,334	$3,363,973

Allowance for loan losses as a % of loans, net of deferred loan fees	2.46%

	December 31, 2012
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$547,422	$26,149	$573,571
Real estate:
Commercial real estate	1,990,107	179,428	2,169,535
Construction	59,721	1,579	61,300
SFR mortgage	159,288	1,415	160,703
Dairy & livestock and agribusiness	336,660	5,651	342,311
Municipal lease finance receivables	105,767	—	105,767
Consumer and other loans	60,273	6,337	66,610

Gross loans	3,259,238	220,559	3,479,797
Less:
Purchase accounting discount	—	(25,344)	(25,344)
Deferred loan fees, net	(6,925)	—	(6,925)

Gross loans, net of deferred loan fees and discount	3,252,313	195,215	3,447,528
Less: Allowance for loan losses	(92,441)	—	(92,441)

Net loans	$3,159,872	$195,215	$3,355,087

Allowance for loan losses as a % of loans, net of deferred loan fees	2.84%

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of September 30, 2013.

	September 30, 2013
Non-Covered Loans by Market Area	Total Non-Covered Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,242,392	37.8%	$878,235	41.3%
Inland Empire	605,779	18.4%	498,228	23.4%
Central Valley	689,656	20.9%	401,874	18.9%
Orange County	490,385	14.9%	205,509	9.7%
Other areas (1)	262,259	8.0%	142,569	6.7%

	$3,290,471	100.0%	$2,126,415	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

	September 30, 2013
Covered Loans by Market Area	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$10,580	5.9%	$8,331	5.7%
Inland Empire	962	0.5%	372	0.3%
Central Valley	156,076	87.8%	133,431	90.5%
Orange County	—	—	—	—
Other areas (1)	10,245	5.8%	5,155	3.5%

	$177,863	100.0%	$147,289	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. The table below breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

Non-Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
SFR mortgage - Direct	$104,443	4.5%	100.0%	$544
SFR mortgage - Mortgage pools	87,687	3.8%	100.0%	245
Multi-family	138,977	6.0%	—	1,121
Industrial	587,617	25.3%	35.6%	930
Office	400,612	17.3%	29.8%	1,077
Retail	355,890	15.4%	9.1%	1,447
Medical	158,574	6.8%	40.0%	1,844
Secured by farmland	144,422	6.2%	100.0%	2,006
Other	340,323	14.7%	46.0%	1,361

	$2,318,545	100.0%	39.6%	1,196

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

The SFR mortgage - Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program which utilizes Bank associate referrals through our Business Financial and Commercial Banking Centers. This

program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed recently to enable our Bank to underwrite and retain SFR mortgage loans generated through our internal referral channels, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012, and we originated loan volume in the aggregate principal amount of $24.0 million under this program during the third quarter of 2013.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage - Mortgage Pools, totaling $87.7 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans.

	September 30, 2013
Covered Commercial and SFR Real Estate Loans (Dollars in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
SFR mortgage - Direct	$327	0.2%	100.0%	$65
SFR mortgage - Mortgage pools	—	—	—	—
Multi-family	3,419	2.3%	—	855
Industrial	29,684	20.1%	48.2%	618
Office	15,839	10.7%	40.3%	546
Retail	17,981	12.2%	31.1%	719
Medical	14,277	9.7%	83.2%	1,190
Secured by farmland	9,047	6.1%	100.0%	393
Other (2)	57,042	38.7%	54.6%	983

	$147,616	100.0%	53.3%	809

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 73% of other loans.

As of September 30, 2013, the Company had $47.6 million in non-covered construction loans. This represents 1.45% of total non-covered gross loans outstanding of $3.29 billion. Of this $47.6 million in construction loans, approximately 11.87%, or $5.6 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $42.0 million, were related to commercial construction. The average balance of any single construction loan was approximately $1.6 million. Our construction loans are located throughout our marketplace as can be seen in the table below.

As of September 30, 2013, the Company had $48.3 million in construction loans, both non-covered and covered. This represents 1.39% of gross loans outstanding of $3.47 billion. The following table presents a break-down of our non-covered construction loans excluding held for sale loans by county and type.

Non-Covered Construction Loans	September 30, 2013
(Dollars in thousands)	SFR & Multi-family
	Land Development		Construction		Total
Los Angeles County	$340	7.9%	$—	—	$340	6.0%
Inland Empire	1,350	31.4%	—	—	1,350	23.9%
Central Valley	1,311	30.5%	1,361	100.0%	2,672	47.2%
Orange County	—	—	—	—	—	—
Other areas (1)	1,296	30.2%	—	—	1,296	22.9%

	$4,297	100.0%	$1,361	100.0%	$5,658	100.0%

Total Nonperforming	$—	—	$—	—	$—	—

	Commercial
	Land Development		Construction		Total
Los Angeles County	$3,301	43.7%	$12,837	37.3%	$16,138	38.5%
Inland Empire	578	7.7%	9,515	27.6%	10,093	24.0%
Central Valley	3,656	48.4%	1,720	5.0%	5,376	12.8%
Orange County	—	—	—	—	—	—
Other areas (1)	15	0.2%	10,368	30.1%	10,383	24.7%

	$7,550	100.0%	$34,440	100.0%	$41,990	100.0%

Total Nonperforming	$—	—	$10,368	30.1%	$10,368	24.7%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following table presents a break-down of our covered construction loans by county and type.

Covered Construction Loans	September 30, 2013
(Dollars in thousands)	SFR & Multi-family
	Land Development		Construction		Total
Central Valley	$17	100.0%	$644	100.0%	$661	100.0%

	$17	100.0%	$644	100.0%	$661	100.0%

There were no covered commercial construction loans outstanding as of September 30, 2013.

Nonperforming Assets (Non-Covered)

The following table provides information on non-covered nonperforming assets as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans	$21,439	$26,688
Troubled debt restructured loans (nonperforming)	28,045	31,309
Other real estate owned (“OREO”)	6,524	14,832

Total nonperforming assets	$56,008	$72,829

Troubled debt restructured performing loans	$59,195	$50,392

Percentage of nonperforming assets to total loans outstanding, net of deferred fees & OREO	1.70%	2.23%

Percentage of nonperforming assets to total assets	0.85%	1.14%

We had loans with a gross balance of $108.7 million classified as impaired as of September 30, 2013. This balance included nonperforming loans of $49.5 million. Impaired loans which were restructured in a troubled debt restructuring represented $87.2 million, of which $28.0 million were nonperforming and $59.2 million were performing, as of September 30, 2013. Of the $28.0 million in nonperforming TDRs, $2.5 million are not paying in accordance with the modified terms at September 30, 2013 and the remaining $25.5 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2012, we had impaired loans with a balance of $108.4 million. Impaired loans measured 3.31% of total non-covered loans as of September 30, 2013, compared to 3.33% as of December 31, 2012.

Of the total impaired loans as of September 30, 2013, $79.8 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $28.9 million.

At September 30, 2013 and December 31, 2012, TDRs of $59.2 million and $50.4 million, respectively, were classified as accruing restructured loans, respectively. At September 30, 2013, performing TDRs were comprised of 15 commercial real estate loans of $21.2 million, two construction loans of $16.9 million, nine dairy and livestock loans of $17.5 million, eight SFR mortgage loans of $2.4 million, and seven commercial and industrial loans of $1.2 million. The performing restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms

At September 30, 2013 and December 31, 2012, there was $2.9 million and $1.4 million of related allowance on TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the nine months ended September 30, 2013 and 2012 were $68,000 and $585,000, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

At September 30, 2013, we had $6.5 million in OREO, a decrease of $8.3 million from the seven OREO properties totaling $14.8 million at December 31, 2012. During the nine months of 2013, we sold five OREO properties with a carrying value of $7.8 million, realizing a net gain on sale of $2.7 million. There were no additions to OREO during the first nine months of 2013. We now have two non-covered OREO properties.

The table below provides trends in our non-covered nonperforming assets and delinquencies over the past year.

Nonperforming Assets & Delinquency Trends

(Non-Covered Loans)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Nonperforming Loans
Commercial and industrial	$3,734	$5,012	$3,387	$3,136	$3,896
Real estate:
Commercial real estate	17,829	18,610	19,964	21,039	21,354
Construction - speculative	10,368	10,494	10,620	10,663	17,708
Construction - non speculative	—	—	—	—	—
SFR mortgage	10,421	11,423	11,561	13,102	12,321
Dairy & livestock and agribusiness	6,973	7,655	9,371	9,842	10,345
Consumer and other loans	159	157	226	215	364

Total	$49,484	$53,351	$55,129	$57,997	$65,988

% of Total gross loans	1.51%	1.68%	1.73%	1.78%	2.04%

Past Due 30-89 Days
Commercial and industrial	$417	$373	$2,026	$690	$286
Real estate:
Commercial real estate	1,015	1,251	1,820	—	298
Construction - speculative	—	—	—	—	—
Construction - non speculative	—	—	—	—	—
SFR mortgage	—	—	824	107	650
Dairy & livestock and agribusiness	—	—	—	—	170
Consumer and other loans	255	8	63	90	285

Total	$1,687	$1,632	$4,733	$887	$1,689

% of Total gross loans	0.05%	0.05%	0.15%	0.03%	0.05%

OREO
Commercial and industrial	$—	$—	$—	$—	$203
Real estate:
Commercial real estate	—	—	828	2,319	3,153
Construction - speculative	6,524	6,524	12,513	12,513	7,117
Construction - non speculative	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total	$6,524	$6,524	$13,341	$14,832	$10,473

Total nonperforming, past due, and OREO	$57,695	$61,507	$73,203	$73,716	$78,150

% of Total gross loans	1.76%	1.94%	2.30%	2.27%	2.42%

We had $49.5 million in non-covered nonperforming loans, defined as nonaccrual loans and nonperforming TDRs, at September 30, 2013, or 1.51% of total non-covered loans. This compares to $58.0 million in nonperforming loans at December 31, 2012 and $66.0 million in nonperforming loans at September 30, 2012. Six customer relationships make up $27.4 million, or 55.29%, of our nonperforming loans at September 30, 2013. Three of these customer relationships are commercial real estate developers (owner/non-owner occupied); and the primary collateral for these loans is commercial real estate properties. The other three customer relationships are in the dairy & livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These six customer relationships have had total charge-offs of $5.2 million and have $2.6 million of related allowance at September 30, 2013.

Changes in economic and business conditions has had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest, and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management - Credit Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Nonperforming Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2013, there were no covered loans considered as nonperforming as described above. There were two properties in covered OREO totaling $906,000 as of September 30, 2013, compared to three properties totaling $1.1 million as of December 31, 2012.

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

We maintain an allowance for inherent loan losses that is increased by a provision for loan losses charged against operating results. The allowance for loan losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The allowance for loan losses was $80.7 million as of September 30, 2013. This represents a decrease of $11.7 million, or 12.69%, compared to the allowance for loan losses of $92.4 million as of December 31, 2012. We recorded a $10.0 million loan loss provision recapture for the nine months ended September 30, 2013, compared to zero provision (or recapture of provision) for loan losses for the same period in 2012.

The table below presents a comparison of net loan losses, the provision for loan losses, and the resulting allowance for loan losses for the nine months ended September 30, 2013 and 2012.

Summary of Loan loss Experience

(Non-Covered Loans)

	As of and For the
	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$92,441	$93,964
Charge-offs:
Commercial and industrial	2,339	977
Commercial real estate	—	1,840
Construction	—	—
SFR mortgage	252	642
Dairy & livestock, and agribusiness	—	1,150
Consumer and other loans	108	154

Total charge-offs	2,699	4,763

Recoveries:
Commercial and industrial	523	694
Commercial real estate	100	481
Construction	83	1,129
SFR mortgage	133	(108)
Dairy & livestock, and agribusiness	42	11
Consumer and other loans	40	12

Total recoveries	921	2,219

Charge-offs, net of recoveries	1,778	2,544
Other reallocation (2)	—	647
(Recapture of) provision for loan losses	(9,950)	—

Allowance for loan losses at end of period	$80,713	$92,067

Summary of reserve for unfunded commitments:
Reserve for unfunded commitments at beginning of period	$8,588	$9,588
Provision for unfunded commitments	500	—

Reserve for unfunded commitments at end of period	$9,088	$9,588

Reserve for unfunded commitments to total unfunded commitments	1.41%	1.58%

Amount of total loans at end of period (1)	$3,281,352	$3,227,405
Average total loans outstanding (1)	$3,189,906	$3,194,409

Net charge-offs to average total loans	0.06%	0.08%
Net charge-offs to total loans at end of period	0.05%	0.08%
Allowance for loan losses to average total loans	2.53%	2.88%
Allowance for loan losses to total loans at end of period	2.46%	2.85%
Net charge-offs to allowance for loan losses	2.20%	2.76%
Net charge-offs to provision for loan losses	–17.87%	—

(1)	Net of deferred loan origination fees.
(2)	During the first nine months of 2012, there was $647,000 in net recoveries for covered loans, resulting in a $ 647,000 recapture of provision for loan losses on the covered SJB loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate asset based on the appropriate loss-sharing percentage.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $3.5 million (4.32%), $2.3 million (2.52%) and $2.0 million (2.18%) of the total allowance as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

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

During the third quarter of 2013, in light of continued improvement in certain underlying credit conditions that affect key segments (e.g. commercial real estate, commercial and industrial and dairy & livestock) within the Bank’s loan portfolio, we reduced loss factors related to several of the qualitative factors including (i) changes in economic and business conditions, (ii) changes in volume and severity of past due loans and volume of non-accrual and classified loans, (iii) changes in the collateral value of collateral-dependent loans, and (iv) certain qualitative factors pertaining specifically to the dairy &livestock segment, which experienced improvement in both industry and borrower factors. The improvements noted included, but are not limited to, (i) better economic conditions and rising home values, improving consumer confidence and spending creating revenue growth generally for businesses we serve, (ii) improvement in cash flows of our business customers generally resulting in lower rates of loan delinquency and lower levels of classified loans for the Bank, (iii) improving rental rates, reduced vacancies, and better absorption rates for commercial real estate in real estate markets we serve resulting in rising collateral values for collateral-dependent loans, and (iv) improving conditions in the dairy & livestock segment, including higher milk prices and lower feed costs industry-wide that resulted in better operating results for our borrowers. The impact of these changes to our factors in addition to a significant decline in classified loans of $40.3 million from June 30, 2013 which, based on our methodologies, reduced our allowance requirement by $3.8 million. This compares to a recapture of $6.2 million for the second quarter of 2013. Future adjustments will then, as now, be based on an evaluation of all relevant facts and circumstances that we determine in our best judgment are necessary to reflect current conditions as they may impact overall loan loss rates and improve our ability to estimate losses inherent in the Bank’s loan portfolio.

While we believe that the allowance at September 30, 2013, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of customer deposits.

Total deposits were $4.90 billion at September 30, 2013. This represented an increase of $121.5 million, or 2.55%, over total deposits of $4.77 billion at December 31, 2012. The composition of deposits is as follows:

	September 30, 2013		December 31, 2012
	(Dollars in thousands)

Noninterest-bearing deposits
Demand deposits	$2,538,461	51.8%	$2,420,993	50.7%
Interest-bearing deposits
Savings deposits	1,668,708	34.1%	1,638,827	34.3%
Time deposits	688,317	14.1%	714,167	15.0%

Total deposits	$4,895,486	100.0%	$4,773,987	100.0%

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $2.54 billion at September 30, 2013, representing an increase of $117.5 million, or 4.85%, from demand deposits of $2.42 billion at December 31, 2012. Noninterest-bearing demand deposits represented 51.85% of total deposits as of September 30, 2013, compared to 50.71% of total deposits as of December 31, 2012.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.67 billion at September 30, 2013, representing a decrease of $29.9 million, or 1.82%, from savings deposits of $1.64 billion at December 31, 2012.

Time deposits totaled $688.3 million at September 30, 2013. This represented a decrease of $25.9 million, or 3.62%, from total time deposits of $714.2 billion at December 31, 2012.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 13.38% for the third quarter of 2013, compared to 14.89% for the third quarter of 2012.

At September 30, 2013, we had $42.5 million in short-term borrowings. These borrowings were used to facilitate a portion of our investment purchases made in the third quarter of 2013. We had $26.0 million in short-term borrowings at December 31, 2012.

At September 30, 2013, borrowed funds totaled $807.5 million. This represented an increase of $109.3 million, or 15.66%, from total borrowed funds of $698.2 million at December 31, 2012.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2013 and December 31, 2012, total customer repurchases were $565.9 million and $473.2 million, respectively, with weighted average interest rates of 0.29% and 0.28%, respectively.

We entered into borrowing agreements with the FHLB. We had outstanding balances of $199.1 million and $198.9 million under these agreements at September 30, 2013 and December 31, 2012, respectively. The interest rate was 4.52% at September 30, 2013 and December 31, 2012. The FHLB holds certain investment securities and loans as collateral available for borrowings.

At September 30, 2013, $1.99 billion of loans and $2.61 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of September 30, 2013:

		Maturity by Period
		Less Than	One Year	Four Years	Over
		One	Through	Through	Five
	Total	Year	Three Years	Five Years	Years
	(Dollars in thousands)
Deposits (1)	$4,895,486	$4,878,385	$13,001	$379	$3,721
Customer repurchase agreements (1)	565,883	565,883	—	—	—
FHLB advances (1)	199,138	—	—	199,138	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	9,316	873	1,484	749	6,210
Operating leases	21,235	4,839	8,612	5,361	2,423
Advertising agreements	4,750	1,550	1,600	1,600	—

Total	$5,721,582	$5,451,530	$24,697	$207,227	$38,128

(1)	Amounts exclude accrued interest.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at September 30, 2013:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and Industrial	$312,333	$258,231	$46,637	$5,102	$2,363
Real estate:
Commercial real estate	49,295	26,210	8,575	11,041	3,469
Construction	19,468	16,206	3,262	—	—
Dairy & livestock and agribusiness (1)	151,766	111,490	40,276	—	—
Consumer and other loans	64,606	6,273	3,673	5,513	49,147

Total Commitment to extend credit	597,468	418,410	102,423	21,656	54,979

Obligations under letters of credit	38,456	5,496	32,960	—	—

Total	$635,924	$423,906	$135,383	$21,656	$54,979

(1)	Total commitment to extend credit to agribusiness was $ 20.6 million at September 30, 2013.

As of September 30, 2013, we had commitments to extend credit of approximately $597.5 million, and obligations under letters of credit of $38.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As a result of a $45.9 million quarter-over quarter increase in unfunded loan commitments, we increased our reserve for unfunded commitments by $500,000 for the third quarter of 2013. The Company had a reserve for unfunded commitments of $9.1 million as of September 30, 2013 and $8.6 million as of December 31, 2012 included in other liabilities.

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

The Company’s equity capital was $768.2 million at September 30, 2013. This represented an increase of $5.3 million, or 0.69%, from equity capital of $763.0 million at December 31, 2012. The increase during the first nine months of 2013 resulted primarily from $70.3 million in net earnings and $3.8 million for shares issued pursuant to our stock-based compensation plan, partially offset by a decrease of $39.0 million in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio and $29.9 million of common stock dividends declared.

The Company’s 2012 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 20 of the consolidated financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At September 30, 2013, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first nine months of 2013, the Board of Directors of the Company declared a quarterly common stock cash dividend of $0.285 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first nine months of 2013, we repurchased zero of our common stock outstanding. As of September 30, 2013, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2013, and December 31, 2012.

	Adequately Capitalized Ratios	Well Capitalized Ratios	September 30, 2013		December 31, 2012
Capital Ratios			CVB Financial Corp.	Citizens Business Bank	CVB Financial Corp.	Citizens Business Bank

Tier 1 levarage capital ratio	4.00%	5.00%	11.44%	11.30%	11.50%	11.21%
Tier 1 risk-based capital ratio	4.00%	6.00%	17.87%	17.66%	18.23%	17.77%
Total risk-based capital ratio	8.00%	10.00%	19.13%	18.92%	19.49%	19.03%

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first nine months of 2013, the loan to deposit ratio averaged 71.01% compared to an average ratio of 73.22% for the same period in 2012. The ratio of loans to deposits and customer repurchases averaged 63.91% for the first nine months of 2013 and 66.17% for the same period in 2012.

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

At September 30, 2013, approximately $34.3 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of September 30, 2013, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $72.8 million for the first nine months of 2013, compared to $115.3 million for the same period last year. The decrease in cash provided by operating activities was primarily attributed to an increase in income taxes paid as well as decreases in interest and dividends received and proceeds from FDIC loss share agreement, partially offset by decreases in interest payments, and vendor and employee payments.

Net cash used in investing activities totaled $212.2 million for the first nine months of 2013, compared to $6.2 million for the first nine months of 2012. The cash used in investing activities was primarily the result of an increase in purchases of investment securities, a decrease in proceeds from repayment of investment securities, and a decrease in loan and lease finance receivables, partially offset by an increase in proceeds from sale of investment securities during the first nine months of 2013.

Net cash provided by financing activities totaled $172.4 million for the first nine months of 2013, compared to net cash used in financing activities of $206.2 million for the same period last year. The cash provided by financing activities during the first nine months of 2013 was primarily due to deposits, customer repurchase agreements, and other borrowings, partially offset by $41.2 million for repayment of junior subordinated debentures in 2013. The cash used in financing activities during the first nine months of 2012 was primarily due to the redemption of $250.0 million of FHLB advances.

At September 30, 2013, cash and cash equivalents totaled $131.4 million. This represented a decrease of $116.7 million, or 47.04%, from $248.2 million at September 30, 2012 and an increase of $33.0 million, or 33.54%, from $98.4 million at December 31, 2012.

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

Approximately $1.68 billion, or 64%, of the total investment portfolio at September 30, 2013 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2013:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(1.34%)
– 100 basis points	(0.28%)

(1)	Changes from the base case for a 12-month period.

Based on our current models, we believe that the interest rate risk profile of the balance sheet is well matched over a one year horizon and is slightly asset-sensitive over a two year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of September 30, 2013, the Company does not have any litigation reserves.

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

Following the filing by each side of various motions and briefs and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of the ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, the Company filed its third motion to dismiss on October 25, 2012, and following another hearing on February 25, 2013, the District Court issued an order dismissing the plaintiffs’ complaint for the third time on May 9, 2013. Although the District Court’s most recent order of dismissal provided the plaintiffs with leave to file a third amended and restated complaint within 30 days of the issuance of the order, on June 3, 2013, counsel for the plaintiffs instead filed a Notice of Intent Not to File an Amended Complaint, along with a request that the District Court convert its order to a dismissal with prejudice. The Company believes the plaintiffs decided to take this action because they preferred to proceed directly to appeal from the Court’s third order of dismissal, rather than to file a fourth version of their complaint. On September 27, 2013, the District Court issued its order dismissing the plaintiffs’ second amended complaint with prejudice, and the plaintiffs filed their notice of appeal with the Ninth Circuit Court of Appeals subsequent to the end of the third quarter of 2013, on October 24, 2013. The Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the federal securities shareholder class action complaint. On July 30, 2013, the Court signed a Minute Order agreeing to the parties’ stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with any potential appeal in the federal class action securities case, subject to brief status conferences every six months or so, with the next status update scheduled for March 11, 2014.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program for the nine months ended September 30, 2013. As of September 30, 2013, there were 7,765,171 shares remaining to be purchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed to the extent set forth in Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: November 12, 2013

/s/ Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer