Form 10-K
period 2013-12-31
CVB FINANCIAL CORP
filed 2014-03-03
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,113,938,117.

Number of shares of common stock of the registrant outstanding as of February 15, 2014: 105,720,688.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2013	Part III of Form 10-K

CVB FINANCIAL CORP.

2013 ANNUAL REPORT ON FORM 10-K

INTRODUCTION

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities and Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder, or Exchange Act, and as such involve risk and uncertainties. All statements in this Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. These forward-looking statements relate to, among other things, anticipated future operating and financial performance, the allowance for loan losses, our financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision and statements relating to any of the foregoing.

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

Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•	Ability to attract deposits and other sources of liquidity and our cost of funds and other borrowings;

•	Oversupply of inventory and/or deterioration in values of California real estate, both residential and commercial;

•	A prolonged slowdown in construction activity;

•	Changes in our ability to receive dividends from our subsidiaries;

•	The effect of any goodwill impairment;

•	Accounting adjustments in connection with our acquisition of assets and assumptions of liabilities from San Joaquin Bank;

•	The effect of climate change and attendant regulation on our customers and borrowers;

•	Our ability to manage the loan portfolio acquired from San Joaquin Bank within the limits of the loss protection provided by the Federal Deposit Insurance Corporation (“FDIC”);

•	Compliance with our agreements with the FDIC with respect to the loans we acquired from San Joaquin Bank and our loss-sharing arrangements with the FDIC;

•	Impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of nonperforming assets and charge-offs;

•	Changes in critical accounting policies and judgments;

•	Effects of acquisitions we may make;

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, capital levels, executive compensation and insurance) with which we and our subsidiaries must comply, including, but not limited to, the Dodd-Frank Act of 2010;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Cybersecurity breaches or customer or bank data losses with respect to our systems or vendor or customer systems;

•	Changes in government interest rate or monetary policies;

•	Fluctuations of our stock price;

•	Political developments or instability;

•	Acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu;

•	The timely development and acceptance of new banking products and services by either the banking industry or our Company and the perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and savings habits;

•	Technological changes including but not limited to the adoption by customers and competitors of innovations such as mobile banking capabilities;

•	The ability to increase market share and to control expenses;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	Volatility in the credit and equity markets and its effect on the general economy;

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Changes in our organization, management, compensation and benefit plans;

•

The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action and derivative lawsuits filed against us, and the results of regulatory examinations or reviews; and

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

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we”, “our” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (“CBB” or the “Bank”). The Bank is our principal asset. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2013, the Company had $6.66 billion in total consolidated assets, $3.47 billion in net loans, $4.89 billion in deposits, $643.3 million in customer repurchase agreements, and $199.2 million in Federal Home Loan Bank (“FHLB”) advances.

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

On February 18, 2014, CVB and America Bancshares, Inc. announced that they have entered into a definitive Stock Purchase Agreement, pursuant to which American Security Bank (“ASB”), the principal subsidiary of America Bancshares, Inc., will be sold to and merged with Citizens Business Bank, the principal subsidiary of the Company. The transaction is valued at $57.0 million for all of the outstanding shares of common stock of ASB and will be paid for by CBB using 100% cash. ASB has total assets of approximately $412 million as of December 31, 2013 and five branches located in Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also has two electronic branch locations in the High Desert area and a loan production office in Ontario, California. ASB is a community/business bank with a primary focus on small to medium-sized businesses and owners. The transaction is anticipated to close in the second or third quarter of 2014, depending upon the timing of expected regulatory approvals and assuming satisfaction of other customary closing conditions.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2013, the Bank had $6.66 billion in assets, $3.47 billion in net loans, $4.91 billion in deposits, $643.3 million in customer repurchase agreements, and $199.2 million in FHLB advances.

As of December 31, 2013, we had 38 Business Financial Centers located in the Inland Empire, Los Angeles County, Orange County and the Central Valley areas of California. Of the 38 Business Financial Centers, we opened 11 as de novo centers and obtained the other 27 in acquisition transactions. We consolidated two centers into existing centers during 2013.

The Bank intends to open a new business financial center location in San Diego County in the spring of 2014.

The Bank also has six Commercial Banking Centers. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. These centers are located in Encino, Los Angeles, Upland, Torrance, Burbank and Orange County. We also have three trust offices in Ontario, Irvine and Pasadena. These offices serve as sales offices for wealth management, trust and investment products.

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

We provide a full complement of lending products, including commercial, dairy & livestock, agribusiness, consumer, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide bank qualified lease financing for municipal governments. Financing products for consumers include automobile leasing and financing, lines of credit, credit cards and home equity loans and lines of credit. Real estate loans include mortgage and construction loans.

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

Business Segments

We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. Our Centers are the focal points for customer sales and services. As such, these Centers comprise the biggest segment of the Company. Our other reportable segment, Treasury, manages all of the investments for the Company. All administrative and other smaller operating departments are combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 — Business Segments in the notes to consolidated financial statements.

Competition

The banking and financial services business is highly competitive. The competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the ongoing consolidation among insured financial institutions. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets and/or offer a broader range of financial products and services, including technology-based services.

Economic Conditions/Government Policies

Our profitability, like most financial institutions, is primarily dependent on interest rate spreads and noninterest income In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact by which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Opportunity for banks to earn fees and other noninterest income have also been limited by restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and other government regulations. As the following sections indicate, the impact of current and future changes in government laws and regulations on our ability to maintain an increase on fees and other noninterest income could be material and cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the Federal Reserve). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation, increasing employment and combating recession) through its open-market operations in U.S. Government securities by buying and selling treasury and mortgage-backed securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. Government fiscal and budgetary policies, including deficit spending, can also have a significant impact on the capital markets and interest rates. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

Regulation and Supervision

General

The Company and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund (“DIF”) and for the protection of borrowers, and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. The bank regulatory agencies remain aggressive in responding to concerns and trends identified in examinations, which can result in the issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Legislation and Regulatory Developments

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2013 as modest recovery returned to many institutions in the banking sector. Many institutions have repaid and repurchased U.S. Treasury investments under the Troubled Asset Relief Program (“TARP”) and certain provisions of the Dodd-Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called “Volcker Rule” restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (“CFPB”).

New Capital Rules

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd–Frank and to implement international agreements reached by the Basel Committee on Banking Supervision intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.

The following are among the new requirements that will be phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	A minimum non-risk-based leverage ratio is set at 4.00%, eliminating a 3.00% exception for higher rated banks;

•

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses;

•

The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd-Frank commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules will become effective on April 1, 2014. Certain collateralized debt obligations (“CDO”) securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that many community banks holding such CDOs securities may have been required to recognize losses on those securities.

The Company and the Bank held no investment positions at December 31, 2013 which were subject to the final “Volcker Rule”. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

CFPB Actions

Dodd-Frank provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency, although it is believed that such other agencies may decide to follow CFPB regulations and guidance in many areas. Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

•

The issuance of final rules for residential mortgage lending, which became effective January 10, 2014, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act;

•	The issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders’ including arbitration clauses in consumer financial services contracts;

•	Actions taken to regulate and supervise credit bureaus and debt collections; and

•

Positions taken by CFPB on fair lending, including applying the disparate impact theory to auto financing, which could make it harder for lenders to charge different rates or apply different terms to auto loans to different customers.

Because a substantial portion of the mortgage loans originated by the Bank may not meet the definitions for a “qualified mortgage” under final regulations adopted by the CFPB, the Bank may be subject to additional disclosure obligations and extended time periods for the assertion of defenses by the borrower against enforcement in connection with such mortgage loans.

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

A wide range of requirements and restrictions are contained in both Federal and State banking laws, which together with implementing regulatory authority:

•	Require periodic reports and such additional information as the Federal Reserve may require;

•	Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements” below);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•

Limit on dividends payable to shareholders and restricts the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions. Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

•

Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•

Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination if an institution is in “troubled condition”;

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

•

Require prior Federal agency approval of acquisitions and mergers with banks and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required.

Other Restrictions on the Company’s Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. CVB has not elected financial holding company status and neither CVB nor the Bank has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

CVB is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Therefore, CVB and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Business Oversight (“DBO”). DBO approvals may also be required for certain mergers and acquisitions.

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

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or in subsidiaries of bank holding companies. Further, California banks may conduct certain “financial” activities permitted under GLBA in a “financial subsidiary” to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•

Enter into or issue informal or formal enforcement actions, including required Board resolutions, Matters Requiring Board Attention (MRBA), written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

Our FDIC insurance expense totaled $3.2 million for 2013. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Capital Adequacy Requirements

Bank holding companies and banks are currently subject to various regulatory capital requirements administered by state and federal banking agencies that apply until the increased capital requirements of the new capital rules are effective and fully phased in. (See “Legislative and Regulatory Developments” above.) Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2013, the Company’s and the Bank’s capital ratios significantly exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for being considered “well capitalized” institutions. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.

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

The currently effective risk-based capital guidelines of the regulatory agencies were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In 2004 the Basel Committee proposed a new capital accord (“Basel II”) to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures. U.S. banking regulators published a final rule for Basel II implementation requiring banks with over $250 billion in consolidated total assets. However, a definitive rule was not issued and instead the new capital rules to implement Basel III were first proposed in 2010.

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

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2013, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”. As of December 31, 2013, the Bank’s total risk-based capital ratio was 18.93% and its Tier 1 risk-based capital ratio was 17.67%. As of December 31, 2013, the Company’s total risk-based capital ratio was 19.09% and its Tier 1 risk-based capital ratio was 17.83%. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The Company and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2013, the Bank’s leverage capital ratio was 11.20%, and the Company’s leverage capital ratio was 11.30%, both ratios significantly exceeding regulatory minimums.

The New Capital Rule and Minimum Capital Ratios

Management believes that, as of December 31, 2013, the Company and the Bank would meet all applicable capital requirements under the new capital rules (See “Legislature and Regulatory Developments” above) on a fully phased-in basis if such requirements were currently in effect.

Including the capital conservation buffer of 2.5% above the new regulatory minimum capital ratios established under the new final capital rule would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

In addition, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

Prompt Corrective Action Provisions

The FDI Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards will change when the new capital rule ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is a legal entity that is separate and distinct from its holding company. CVB is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of CVB and the ability of CVB to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When effective, the new capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

The power of the board of directors of the Bank to declare a cash dividend to CVB is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

Available Information

Reports filed with the SEC include our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied on official business days between 10:00 a.m. and 3:00 p.m. at the public reference facilities of the SEC on file at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current Report on Form 8-K, and any amendment thereto, as soon as reasonably practicable after we file such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

Executive Officers of the Company

The following sets forth certain information regarding our five named executive officers, their positions and their ages.

Executive Officers:

Name	Position	Age
Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	51
Richard C. Thomas	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	65
James F. Dowd	Executive Vice President and Chief Credit Officer of the Bank	61
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	46
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	46

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

Risk Relating to Recent Economic Conditions and Government Response Efforts

Difficult economic and market conditions have adversely affected our industry.

After suffering sharp declines over the past several years, the pace of housing price declines has appeared to slow and even reverse more recently, although existing delinquencies and foreclosures continue to create overhang. This in turn has negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, while there are signs that general economic conditions, including the employment markets, have started to show improvement, such signs remain tentative, and compared to prior periods of growth, most areas and industries continue to experience reduced availability of commercial credit and higher than normal unemployment. This in turn has negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other, although this trend is also starting to reverse itself. These economic conditions and tightening of credit have led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and lower than expected general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the economy and financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events, or any downward turn in the economy:

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

If economic conditions do not continue to significantly improve, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition.

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

For the year ended December 31, 2013, we recorded a $16.8 million loan loss provision recapture, charged off $2.9 million, and had recoveries of $2.4 million. As of December 31, 2013, we had $2.35 billion in commercial real estate loans, $47.8 million in construction loans and $189.5 million in single-family residential mortgages. Although there are signs that the U.S. economy may be emerging from a period of severe recession followed by slower than normal growth, business activity and real estate values remain below pre-recession levels, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.

Volatility in commodity prices may adversely affect our results of operations.

As of December 31, 2013, approximately 8.4% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. Recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated, but have recently shown signs of improvement, while feed costs continued to decrease. According to the California Department of Food and Agriculture (the CDFA), feed costs in California represented 65.4% of total milk production costs at the end of the third quarter of 2013, down from 66.8% of total milk production costs for the second quarter of 2013. It remains difficult, however, to project the future cost of feed and the cost of agribusiness operations, as it will continue to be dependent upon many factors, including weather and the availability of water. These situations, as well as others, could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Risks Related to Our Market and Business

Our allowance for loan losses may not be appropriate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan losses to provide for loan and lease defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for loan losses is appropriate to cover inherent losses, we cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

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

A renewed downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in the state of California. If real estate values, including values of land held for development, should again start to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or a group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower(s), repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

Additional risks associated with our real estate construction loan portfolio include failure of developers and/or contractors to complete construction on a timely basis or at all, market deterioration during construction, cost overruns and failure to sell or lease the security underlying the construction loans so as to generate the cash flow anticipated by our borrower.

A decline in the economy may cause renewed declines in real estate values and increases in unemployment, which may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or decrease in deposits, which may cause us to incur losses, adversely affect our capital or hurt our business.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. While we will take steps to mitigate this risk, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at one or more properties. The costs associated with investigation or remediation activities could be substantial. In addition, while there are certain statutory protections afforded lenders who take title to property through foreclosure on a loan, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

We may experience goodwill impairment.

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

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2013 our balance sheet is well matched the first year and slightly liability-sensitive over a two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. This includes our residential mortgage lending operation revised in the second quarter of 2012 to enable our Bank to underwrite and retain SFR mortgage loans generated through our referral channels, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees.

The implementation of final rules under the many provisions of Dodd-Frank Act could adversely affect us.

Regulation of the financial services industry is undergoing major changes from the enactment and ongoing implementation of Dodd-Frank. Certain provisions of Dodd-Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in FDIC coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of remaining barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Other recent actions to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the “Volcker Rule” restrictions on certain proprietary trading and investment activities and (iii) the promulgation of final rules and increased enforcement action by the CFPB. The full implementation of certain final rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of Dodd-Frank on us.

New mortgage regulations may adversely impact our business.

Revisions made pursuant to Dodd-Frank to Regulation Z, which implements the Truth in Lending Act (TILA), effective in January 2014, apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans), and mandate specific underwriting criteria and “ability to repay” requirements for home loans. This may impact our offering and underwriting of single family residential loans in our residential mortgage lending operation and could have a resulting unknown effect on potential delinquencies. In addition, the relatively uniform requirements may make it difficult for regional and community banks to compete against the larger national banks for single family residential loan originations.

The impact of new capital rules will impose enhanced capital adequacy requirements on us and may materially affect our operations.

We will be subject to more stringent capital requirements. Pursuant to Dodd-Frank and to implement for U.S. banking institutions the principles of the international “Basel III” standards, the federal banking agencies have adopted a new set of rules on minimum leverage and risk-based capital that will apply to both insured banks and their holding companies. These regulations were issued in July 2013, and will be phased in, for the Bank and the Company, over a period of five years, beginning in 2015. The new capital rules, among other things:

•	impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

•

introduce a new category of capital, called Common Equity Tier 1 capital, which must be at least 4.5 percent of risk-based assets, net of regulatory deductions, and a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7 percent;

•	increase the minimum Tier 1 capital ratio to 8.5 percent inclusive of the capital conservation buffer;

•	increase the minimum total capital ratio to 10.5 percent inclusive of the capital conservation buffer; and

•	introduce a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards.

The full implementation of the new capital rule may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our business, liquidity, financial condition and results of operations.

The new Basel III-based capital standards could limit our ability to pay dividends or make stock repurchases and our ability to compensate our executives with discretionary bonuses. . Under the new capital standards, if our Common Equity Tier 1 Capital does not include a newly required “capital conservation buffer,” we will be prohibited from making distributions to our stockholders. The capital conservation buffer requirement, which is measured in addition to the minimum Common Equity Tier 1 capital of 4.5%, will be phased in over four years, starting at 0.625% for 2016, and rising to 2.5% for 2019 and subsequent years. Additionally, under the new capital standards, if our Common Equity Tier 1 Capital does not include the newly required “capital conservation buffer,” we will also be prohibited from paying discretionary bonuses to our executive employees. This may affect our ability to attract or retain employees, or alter the nature of the compensation arrangements that we may enter into with them.

Failure to manage our growth may adversely affect our performance.

Our financial performance and profitability depend on our ability to manage past and possible future growth. Future acquisitions and our continued growth may present operating, integration, regulatory and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be liable for breaches of security in our online banking services. Fear of security breaches (including cybersecurity breaches) could limit the growth of our online services.

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attacks are rapidly evolving (including computer viruses, malicious code, phishing or other information security breaches), and we may not be able to anticipate or prevent all such attacks, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to prevent security breaches and we periodically test our security, failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on our business, results of operations and financial condition. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

Our business is exposed to the risk of changes in technology.

The rapid pace of technology changes and the impact of such changes on financial services generally and on our Company specifically could impact our cost structure and our competitive position with our customers. Salient although not exclusive examples of such developments are the rapid movement by customers and some competitor financial institutions to web-based services, mobile banking and cloud computing. Because of our relatively smaller size and limited resources, our Company has typically followed rather than lead such developments and the adoption of such applications by larger institutions and technology providers, and we are reliant on legacy systems and software that may not be as efficient or adaptable as those utilized by competitors. Our failure or inability to anticipate, plan for or implement technology change could adversely affect our competitive position, financial condition and profitability.

Our controls and procedures could fail or be circumvented.

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

On October 16, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank from the FDIC. We may have opportunities to acquire the assets and liabilities of additional failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are typically structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Although we have entered into a loss sharing agreement with the FDIC in connection with our acquisition of loans from San Joaquin Bank, we cannot guarantee that we will be able to adequately manage the loan portfolio within the limits of the loss protections provided by the FDIC from the San Joaquin Bank acquisition or any other FDIC-assisted acquisition we may make. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and net income. The FDIC loss sharing agreement expires in October 2014.

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

Although we have entered into loss sharing agreements with the FDIC which provide that a significant portion of losses related to the assets acquired from San Joaquin Bank will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those assets. Additionally, the loss sharing agreements have limited terms. Therefore, any additional charge-offs of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and would negatively impact our net income. The FDIC loss sharing agreement expires in October 2014.

Our ability to obtain reimbursement under the loss sharing agreement on covered assets depends on our compliance with the terms of the loss sharing agreement.

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of December 31, 2013, $173.6 million, or 2.6%, of our assets were covered by the FDIC loss sharing agreement. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

We face strong competition from financial services companies and other companies that offer banking services.

We conduct most of our operations in the state of California. The banking and financial services businesses in the state of California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage companies and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to offer products at lower costs, maintain numerous locations, and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in the security of these systems could result in failures or interruptions in our customer relationship management, the Bank’s reputation, general ledger, deposit, servicing and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, which may result in increased costs or other consequences that in turn could have an adverse effect on our business.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

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

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

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

We are subject to an investigation by the SEC. In addition, two federal securities class action lawsuits, which have been consolidated, were filed against us and certain of our officers, and a state law derivative action was filed in the name of the Company against our directors. See Item 3 — Legal Proceedings below.

We are unable, at this time, to estimate our potential liability in these matters, but we may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with the SEC investigation and the consolidated federal lawsuit and the state law derivative action, which could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in the SEC investigation and the federal and state lawsuits may divert internal resources away from managing our business. See Item 3 — Legal Proceedings below.

Federal and state laws and regulations may restrict our ability to pay dividends.

The ability of the Bank to pay dividends to CVB and of CVB to pay dividends to its shareholders is limited by applicable federal and California law and regulations. See Item 1 — Business — Regulation and Supervision and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in its share prices and trading volumes that affect the market prices of the shares of many companies. These specific and broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	credit events or losses;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions or trades by institutional shareholders or other large shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	actions by hedge funds, short term investors, activist shareholders or shareholder representative organizations;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company and/or the Bank; or

•	domestic and international economic factors unrelated to the Company’s performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in recent years. The market price of our common stock and the trading volume in our common stock may fluctuate and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statement”. The capital and credit markets have been experiencing volatility and disruption for more than five years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation. Extensive sales by large shareholders could also exert sustained downward pressure on our stock price.

Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.

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

Changes in stock market prices could reduce fee income from our brokerage, asset management and investment advisory businesses.

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

For further discussion on additional areas of risk, see Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations — Risk Management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Company.

As of December 31, 2013, the Bank occupied a total of 47 premises consisting of (i) 44 Business Financial and Commercial Banking Centers (“Centers”) of which two Centers are located at our Corporate Headquarters, (ii) a Corporate Headquarters and two operations/administrative centers, and (iii) a storage facility. We own 10 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2013 through 2020, some with lease renewal options that could extend certain leases through 2034. All properties are located in Southern and Central California.

As of December 31, 2013, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization totaled $32.8 million. Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2013, was $10.7 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Note 9 — Premises and Equipment of the Notes to the consolidated financial statements included in this report. See Item 8 — Financial Statements and Supplementary Data.

ITEM 3.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2013, the Company does not have any litigation reserves.

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

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company, in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (our President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company, in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action, now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The consolidated complaint sought compensatory damages and other relief in favor of the purported class.

Following the filing by each side of various motions and briefs, and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of the ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, the Company filed its third motion to dismiss on October 25, 2012, and following another hearing on February 25, 2013, the District Court issued an order dismissing the plaintiffs’ complaint for the third time on May 9, 2013. Although the District Court’s most recent order of dismissal provided the plaintiffs with leave to file a third amended and restated complaint within 30 days of the issuance of the order, on June 3, 2013, counsel for the plaintiffs instead filed a Notice of Intent Not to File an Amended Complaint, along with a request that the District Court convert its order to a dismissal with prejudice, so that plaintiffs could proceed straight to appeal at the U.S. Court of Appeals for the Ninth Circuit. On September 30, 2013, the district court entered its order dismissing the plaintiffs’ second amended complaint with prejudice, and the plaintiffs filed their notice of appeal on October 24, 2013. As currently scheduled, the plaintiffs’ opening brief is due to be filed by April 7, 2014, and the Company’s reply brief is due to be filed by May 7, 2014.

The Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the federal securities shareholder class action complaint. On July 30, 2013, the Court signed a Minute Order agreeing to the parties’ stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with the pending appeal in the federal class action securities case, subject to brief status conferences every six months or so, with the next status update scheduled for March 11, 2014.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 1,634 shareholders of record as of February 15, 2014.

Quarter Ended	High	Low	Cash Dividends Declared
12/31/2013	$17.48	$13.28	$0.100
9/30/2013	$13.77	$11.65	$0.100
6/30/2013	$11.99	$10.29	$0.100
3/31/2013	$12.30	$10.42	$0.085
12/31/2012	$12.17	$ 9.43	$0.085
9/30/2012	$12.95	$11.35	$0.085
6/30/2012	$11.92	$10.16	$0.085
3/31/2012	$11.97	$ 9.99	$0.085

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see Item 1 — Business — Regulation and Supervision — Dividends and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program in the fourth quarter of the year ended December 31, 2013. As of December 31, 2013, there were 7,765,171 shares remaining to be purchased.

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the industry group line depicted below). The graph assumes an initial investment of $100 on January 1, 2008, and reinvestment of dividends through December 31, 2013. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

(PERFORMANCE GRAPH)

ASSUMES $100 INVESTED ON JANUARY 1, 2008

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2013

Company/Market/Peer Group	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
CVB Financial Corp.	$100.00	$76.18	$79.38	$94.77	$102.09	$172.53
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
Peer Group Index	$100.00	$84.98	$104.81	$92.05	$110.11	$171.23

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Interest income	$232,773	$262,222	$269,720	$317,289	$310,759
Interest expense	16,507	25,272	35,039	57,972	88,495

Net interest income	216,266	236,950	234,681	259,317	222,264

Provision for loan losses	(16,750)	—	7,068	61,200	80,500
Noninterest income	25,287	15,903	34,216	57,114	81,071
Noninterest expense	114,028	138,160	141,025	168,492	133,586

Earnings before income taxes	144,275	114,693	120,804	86,739	89,249
Income taxes	48,667	37,413	39,071	23,804	23,830

NET EARNINGS	$95,608	$77,280	$81,733	$62,935	$65,419

Basic earnings per common share	$0.91	$0.74	$0.77	$0.59	$0.56

Diluted earnings per common share	$0.91	$0.74	$0.77	$0.59	$0.56

Cash dividends declared per common share	$0.385	$0.34	$0.34	$0.34	$0.34

Cash dividends declared on common shares	$40,469	$35,642	$35,805	$36,103	$32,228
Dividend pay-out ratio (1)	42.33%	46.12%	43.81%	57.37%	49.26%
Weighted average common shares:
Basic	104,729,184	104,418,905	105,142,650	105,879,779	92,955,172
Diluted	105,126,303	104,657,610	105,222,566	106,125,761	93,055,801
Common Stock Data:
Common shares outstanding at year end	105,370,170	104,889,586	104,482,271	106,075,576	106,263,511
Book value per share	$7.33	$7.28	$6.84	$6.07	$6.01
Financial Position:
Assets	$6,664,967	$6,363,364	$6,482,915	$6,436,691	$6,739,769
Investment securities available-for-sale	2,663,642	2,449,387	2,201,526	1,791,558	2,108,463
Net non-covered loans (2)	3,310,681	3,159,872	3,125,763	3,268,469	3,499,455
Net covered loans (2) (3)	160,315	195,215	256,869	374,012	470,634
Deposits	4,890,631	4,773,987	4,604,548	4,518,828	4,438,654
Borrowings	911,457	698,178	958,032	1,095,578	1,488,250
Junior subordinated debentures	25,774	67,012	115,055	115,055	115,055
Stockholders’ equity	771,887	762,970	714,814	643,855	638,228
Equity-to-assets ratio (4)	11.58%	11.99%	11.03%	10.00%	9.47%
Financial Performance:
Return on beginning equity	12.53%	10.81%	12.69%	9.77%	10.64%
Return on average equity (ROE)	12.34%	10.31%	12.00%	9.40%	10.00%
Return on average assets (ROA)	1.48%	1.19%	1.26%	0.93%	0.98%
Net interest margin (tax-equivalent) (5)	3.71%	4.06%	4.04%	4.28%	3.72%
Efficiency ratio (6)	47.21%	54.64%	52.45%	53.25%	44.04%
Credit Quality (Non-covered Loans):
Allowance for loan losses	$75,235	$92,441	$93,964	$105,259	$108,924
Allowance/gross non-covered loans	2.22%	2.84%	2.92%	3.12%	3.02%
Total non-covered nonaccrual loans	$39,954	$57,997	$62,672	$157,020	$69,779
Non-covered nonaccrual loans/gross non-covered loans	1.18%	1.78%	1.95%	4.65%	1.93%
Allowance/non-covered nonaccrual loans	188.30%	159.39%	149.93%	67.04%	156.10%
Charge-offs, net of recoveries	$456	$1,523	$18,363	$64,865	$25,536
Charge-offs, net of recoveries/average non-covered loans	0.01%	0.05%	0.57%	1.86%	0.68%
Regulatory Capital Ratios:
Company:
Leverage ratio	11.30%	11.50%	11.19%	10.58%	9.63%
Tier 1 capital	17.83%	18.23%	17.79%	16.61%	15.06%
Total capital	19.09%	19.49%	19.05%	18.00%	14.45%
Bank:
Leverage ratio	11.20%	11.21%	10.92%	10.54%	9.58%
Tier 1 capital	17.67%	17.77%	17.36%	16.55%	14.99%
Total capital	18.93%	19.03%	18.63%	17.82%	16.26%

(1)	Dividends declared on common stock divided by net earnings.
(2)	Excludes loans held-for-sale.
(3)	Covered loans are those loans acquired from SJB and covered by a loss sharing agreement with the FDIC.
(4)	Stockholders’ equity divided by total assets.
(5)	Net interest income (TE) divided by total average earning assets.
(6)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income. Please also refer to “Noninterest Expense and Efficiency Ratio Reconciliation (non-GAAP)” under Analysis of the Results of Operations of Item 7. of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of CVB Financial Corp. and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with this Annual Report on Form 10-K, and the audited consolidated financial statements and accompanying notes presented elsewhere in this report.

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

Allowance for Loan Losses (“ALLL”): Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for loan losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for loan losses, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management, Note 3 — Summary of Significant Accounting Policies and Note 6 — Non-Covered Loans and Lease Finance Receivables and Allowance for Loan Losses of our consolidated financial statements presented elsewhere in this report.

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

Goodwill and Goodwill Impairment: Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2013.

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

A provision for loan losses on the covered portfolio will be recorded if there is deterioration in the expected cash flows on covered loans as a result of deteriorated credit quality, compared to those previously estimated without regard to the reimbursement from the FDIC under the FDIC loss sharing agreement. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income as a (decrease) increase in the FDIC loss sharing asset. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are recognized by recording a provision for loan losses on acquired impaired loans. Loans accounted for as part of a pool are measured based on the expected cash flows of the entire pool.

FDIC Loss Sharing Asset: On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) from the FDIC in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date.

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

Fair Value of Financial Instruments: We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 19 of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Stock-Based Compensation: Consistent with the provisions of ASC 718, Stock Compensation, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At December 31, 2013, the Company has three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Additional information regarding stock-based compensation is included in Note 17 — Stock Option Plans and Restricted Stock Awards of the Company’s consolidated financial statements reflected elsewhere in this report.

For complete discussion and disclosure of other accounting policies see Note 3 — Summary of Significant Accounting Policies of the Company’s consolidated financial statements presented elsewhere in this report.

OVERVIEW

For the year ended December 31, 2013, we reported net earnings of $95.6 million, compared with $77.3 million for 2012, an increase of $18.3 million, or 23.72%. Diluted earnings per share were $0.91 per share for the year ended December 31, 2013, compared to $0.74 per share for 2012. Net income for 2013 included a $16.8 million loan loss provision recapture and $4.1 million in insurance reimbursements for legal costs recorded in the third quarter of 2013. By comparison, net income for 2012 was negatively impacted by a pre-tax debt termination expense of $20.4 million. This was related to the redemption of $250.0 million of fixed rate borrowings from the FHLB.

At December 31, 2013, total assets of $6.66 billion increased $301.6 million, or 4.74%, from total assets of $6.36 billion at December 31, 2012. Earning assets totaled $6.32 billion at December 31, 2013, an increase of $286.8 million, or 4.75%, when compared with total earning assets of $6.04 billion at December 31, 2012. The increase in earning assets was primarily due to a $214.0 million increase in investment securities and a $102.4 million increase in total loans, offset principally by a $24.3 million decrease in FHLB stock and a $5.2 million decrease in interest-earning balances due from the Federal Reserve.

Investment securities totaled $2.67 billion at December 31, 2013, up from $2.45 billion at December 31, 2012. As of December 31, 2013, we had a pre-tax unrealized net loss of $16.1 million on our overall investment securities portfolio, compared to a pre-tax net unrealized gain of $74.6 million at December 31, 2012. The decrease in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. During the first quarter of 2013, we identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing an ongoing deterioration in yield. We elected to sell these securities and recognized a net gain on sale of $2.1 million.

Total loans and leases, net of deferred fees and discount, of $3.55 billion at December 31, 2013, increased by $102.4 million, or 2.97%, from $3.44 billion at December 31, 2012. Non-covered loans grew by $137.3 million year-over-year, while covered loans declined by $34.9 million. The $137.3 million increase in non-covered loans was principally due to increases of $217.4 million in commercial real estate loans and $29.9 million in SFR mortgage loans (net of a $23.4 million decrease in SFR pool loans). This growth was partially offset by decreases of $39.9 million in dairy & livestock loans, $34.6 million in commercial and industrial loans, $12.6 million in construction loans, and $16.7 million in municipal lease finance receivables. Our recent growth in total loans is due to a combination of a strengthened new loan pipeline and reduced loan runoff. The $53.3 million growth in SFR mortgage-direct loans in 2013 was principally due to our enhanced lending program. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed recently to enable our Bank to underwrite and retain SFR mortgage loans generated through our referral channels, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. The market for new loans continued to remain very competitive but the recent rise in long term interest rates has started to moderate refinance pressure on our existing loans, particularly from the larger banks.

Noninterest-bearing deposits were $2.56 billion at December 31, 2013, an increase of $142.0 million, or 5.86%, compared to $2.42 billion at December 31, 2012. At December 31, 2013, noninterest-bearing deposits were 52.41% of total deposits, compared to 50.71% at December 31, 2012. Our average cost of total deposits for 2013 was 10 basis points, compared to 13 basis points for 2012.

At December 31, 2013, we had $25.8 million of junior subordinated debentures, compared to $67.0 million at December 31, 2012. On January 7, 2013, we redeemed $20.6 million, or 50%, of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II. On April 7, 2013, we redeemed the remaining $20.6 million of the outstanding capital and common securities issued by CVB Statutory Trust II. We took these actions to reduce our funding costs.

The $16.8 million recapture of loan loss provision during 2013 was primarily the result of overall improvement in credit quality. This compares with zero provision for loan losses for 2012. The allowance for loan losses was $75.2 million, or 2.22% of total non-covered loans at December 31, 2013, compared to $92.4 million, or 2.84% of total non-covered loans at December 31, 2012.

Our capital ratios remain well-above regulatory standards. As of December 31, 2013, our Tier 1 leverage capital ratio totaled 11.30%, our Tier 1 risk-based capital ratio totaled 17.83% and our total risk-based capital ratio totaled 19.09%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

				Variance
	For the Year Ended December 31,			2013		2012
	2013	2012	2011	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$216,266	$236,950	$234,681	$(20,684)	-8.73%	$2,269	0.97%
Recapture of (provision for) loan losses	16,750	—	(7,068)	16,750	—	7,068	100.00%
Noninterest income	25,287	15,903	34,216	9,384	59.01%	(18,313)	-53.52%
Noninterest expense	(114,028)	(138,160)	(141,025)	24,132	17.47%	2,865	2.03%
Provision for income taxes	(48,667)	(37,413)	(39,071)	(11,254)	-30.08%	1,658	4.24%

Net earnings	$95,608	$77,280	$81,733	$18,328	23.72%	$(4,453)	-5.45%

Earnings per common share:
Basic	$0.91	$0.74	$0.77	$0.17	22.97%	$(0.03)	-3.90%
Diluted	$0.91	$0.74	$0.77	$0.17	22.97%	$(0.03)	-3.90%
Return on average assets	1.48%	1.19%	1.26%	0.29%		-0.07%
Return on average shareholders’ equity	12.34%	10.31%	12.00%	2.03%		-1.69%
Efficiency ratio	47.21%	54.64%	52.45%	-7.43%		2.19%

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the year ended December 31, 2012 and 2011 included a debt termination expense of $20.4 million and $3.3 million, respectively. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense and related net interest expense savings, provides additional clarity to the users of financial statements regarding core financial performance.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net interest income	$216,266	$236,950	$234,681
Noninterest income	25,287	15,903	34,216
Noninterest expense	114,028	138,160	141,025
Less: debt termination expense	—	(20,379)	(3,310)

Adjusted noninterest expense	$114,028	$117,781	$137,715
Efficiency ratio	47.21%	54.64%	52.45%
Adjusted efficiency ratio	47.21%	46.58%	51.21%
Adjusted noninterest expense	$114,028	$117,781	$137,715

Average assets	$6,440,221	$6,485,942	$6,505,508
Adjusted noninterest expense to average assets	1.77%	1.82%	2.12%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Interest income
Interest income-accretion	$12,856	$22,607	$12,586
Noninterest income
(Decrease) increase in FDIC loss share asset	(12,860)	(21,916)	171
Net gain on sale of OREO	372	996	446
Gain on sale of loans held-for-sale	—	815	—
Noninterest expense
Legal and professional	(405)	(1,358)	(2,011)
OREO write-down	(415)	(586)	(4,484)
OREO expenses	(58)	(284)	(988)
Other expenses (appraisals, and etc.)	(196)	(225)	(485)

Net (loss) income before income tax benefit (expense) related to covered assets	$(706)	$49	$5,235

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, net (decrease) increase in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to covered loans.

2013 Compared to 2012

The discount accretion of $12.9 million in 2013, recognized as part of interest income from covered loans, decreased $9.8 million, compared to $22.6 million in 2012. This decrease was reduced by the changes in the FDIC loss sharing asset, a net decrease of $12.9 million for 2013, compared to a net decrease of $21.9 million for 2012.

At December 31, 2013, the remaining discount associated with the SJB loans approximated $12.8 million. Based on the current forecast of expected cash flows of these loans, approximately $8.8 million of the discount is expected to accrete into interest income over the remaining lives of the respective pools and individual loans, which approximates 4.4 years and 1.3 year, respectively. The FDIC loss sharing asset totaled $4.8 million at December 31, 2013. The loss sharing asset will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life, which expires in October 2014.

The Company also recognized net gain on sales of OREO of $372,000 for 2013, compared to $996,000 for 2012. An $815,000 gain on sale of covered loans was also recognized in 2012.

Noninterest expense, including OREO expenses, legal and professional expenses and other covered asset related expenses, totaled $1.1 million and $2.5 million for 2013 and 2012, respectively. Covered loans decreased $47.4 million to $173.1 million at December 31, 2013 from $220.5 million at December 31, 2012.

2012 Compared to 2011

The discount accretion of $22.6 million in 2012 increased by $10.0 million from $12.6 million in 2011. This increase reduced by the changes in the FDIC loss sharing asset, a net decrease of $21.9 million in 2012, compared to a net increase of $171,000 in 2011.

The Company also recognized net gain on sales of covered assets of $1.8 million in 2012, compared to $446,000 for 2011. Noninterest expense included OREO expenses, legal and professional expenses and other covered asset related expenses, which totaled $2.5 million in 2012, down from $8.0 million in 2011.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. As of December 31, 2013, our balance sheet is well matched the first year and slightly liability-sensitive over a two year horizon assuming no balance sheet growth; this means interest-bearing liabilities will generally reprice faster than interest-earning assets. Therefore, our net interest margin is likely to modestly decrease in sustained periods of rising interest rates and modestly increase in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management and Asset and Liability Maturity/Repricing Gap included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$1,854,641	$28,374	1.54%	$1,657,050	$32,025	1.96%	$1,359,434	$37,310	2.77%
Tax-advantaged	611,003	22,025	4.94%	640,309	22,718	4.89%	624,340	23,640	5.37%
Investment in FHLB stock	45,734	2,033	4.45%	65,792	671	1.02%	80,091	242	0.30%
Federal funds sold & interest-earning deposits with other institutions	157,372	710	0.45%	276,753	1,055	0.38%	461,837	1,438	0.31%
Loans held-for-sale	28	1	3.57%	3,755	21	0.56%	4,471	56	1.25%
Loans (2)	3,412,472	166,774	4.89%	3,466,284	183,125	5.28%	3,623,137	194,448	5.37%
Yield adjustment to interest income from discount accretion	(18,785)	12,856		(38,713)	22,607		(81,847)	12,586

Total interest-earning assets	6,062,465	232,773	3.98%	6,071,230	262,222	4.47%	6,071,463	269,720	4.61%
Total noninterest-earning assets	377,756			414,712			434,045

Total assets	$6,440,221			$6,485,942			$6,505,508

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$1,652,313	3,543	0.21%	$1,715,151	4,123	0.24%	$1,741,128	5,592	0.32%
Time deposits	698,905	1,344	0.19%	767,533	1,788	0.23%	910,965	3,116	0.34%

Total interest-bearing deposits	2,351,218	4,887	0.21%	2,482,684	5,911	0.24%	2,652,093	8,708	0.33%
FHLB advances and other borrowings	786,520	11,620	1.48%	951,065	19,361	2.01%	1,200,613	26,331	2.19%

Interest-bearing liabilities	3,137,738	16,507	0.53%	3,433,749	25,272	0.73%	3,852,706	35,039	0.91%

Noninterest-bearing deposits	2,452,689			2,220,714			1,905,605
Other liabilities	75,018			81,950			65,847
Stockholders’ equity	774,776			749,529			681,350

Total liabilities and stockholders’ equity	$6,440,221			$6,485,942			$6,505,508

Net interest income		$216,266			$236,950			$234,681

Net interest income excluding discount		$203,410			$214,343			$222,095

Net interest spread — tax equivalent			3.45%			3.74%			3.70%
Net interest spread — tax equivalent excluding discount			3.23%			3.33%			3.43%
Net interest margin			3.58%			3.92%			3.87%
Net interest margin — tax equivalent			3.71%			4.06%			4.04%
Net interest margin — tax equivalent excluding discount			3.49%			3.66%			3.78%
Net interest margin excluding loan fees			3.52%			3.87%			3.83%
Net interest margin excluding loan fees — tax equivalent			3.66%			4.01%			4.00%

(1)	Non tax-equivalent (TE) rate was 2.06%, 2.40%, and 3.09% for the years ended December 31, 2013, 2012, and 2011, respectively.
(2)	Includes loan fees of: $3,078, $2,761, and $2,124 for the years ended December 31, 2013, 2012, and 2011, respectively.
Prepayment penalty fees of $3,222, $3,701, and $ 1,862 are included in interest income for the years ended December 31, 2013, 2012, and 2011, respectively .
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. The 2013, 2012 and 2011 net interest income and net interest margin include a yield adjustment of $12.9 million, and $22.6 million, and $12.6 million, respectively. These yield adjustments relate to discount accretion on covered loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$6,062,465	$240,898	3.98%	$6,071,230	$270,764	4.47%	$6,071,463	$279,587	4.61%
Discount on acquired loans	18,785	(12,856)		38,713	(22,607)		81,847	(12,586)

Total interest-earning assets, excluding SJB loan discount and yield	$6,081,250	$228,042	3.76%	$6,109,943	$248,157	4.06%	$6,153,310	$267,001	4.34%

Net interest income and net interest margin (TE)		$224,391	3.71%		$245,492	4.06%		$244,548	4.04%
Yield adjustment to interest income from discount accretion		(12,856)			(22,607)			(12,586)

Net interest income and net interest margin (TE), excluding yield adjustment		$211,535	3.49%		$222,885	3.66%		$231,962	3.78%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2013 Compared to 2012 Increase (Decrease) Due to				2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$3,663	$(6,535)	$(779)	$(3,651)	$7,981	$(11,224)	$(2,042)	$(5,285)
Tax-advantaged securities	(897)	214	(10)	(693)	663	(3)	(1,582)	(922)
Investment in FHLB stock	(205)	2,254	(687)	1,362	(43)	578	(106)	429
Fed funds sold and interest-earning deposits with other institutions	(458)	199	(86)	(345)	(574)	323	(132)	(383)
Loans held-for-sale	(21)	113	(112)	(20)	(9)	(31)	5	(35)
Loans	(2,860)	(13,704)	213	(16,351)	(5,631)	(5,797)	105	(11,323)
Yield adjustment from discount accretion	(11,637)	3,886	(2,000)	(9,751)	(6,634)	35,211	(18,556)	10,021

Total interest income	(12,415)	(13,573)	(3,461)	(29,449)	(4,247)	19,057	(22,308)	(7,498)
Interest expense:
Savings deposits	(153)	(444)	17	(580)	(29)	(1,396)	(44)	(1,469)
Time deposits	(167)	(305)	28	(444)	(488)	(1,002)	162	(1,328)
FHLB advances and other borrowings	(3,415)	(5,232)	906	(7,741)	(8,216)	1,355	(109)	(6,970)

Total interest expense	(3,735)	(5,981)	951	(8,765)	(8,733)	(1,043)	9	(9,767)

Net interest income	$(8,680)	$(7,592)	$(4,412)	$(20,684)	$4,486	$20,100	$(22,317)	$2,269

2013 Compared to 2012

Net interest income, before the provision for loan losses of $216.3 million for 2013 decreased $20.7 million, or 8.73%, compared to $237.0 million for 2012. Interest income and fees and loans for 2013 totaled $179.6 million, which included $12.9 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on covered loans acquired from SJB. This represents a $26.1 million decrease when compared to interest income and fees on loans of $205.8 million for 2012, which included $22.6 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on acquired loans.

Excluding the impact of the yield adjustment on covered loans, our tax equivalent (TE) net interest margin was 3.49% for 2013, compared to 3.66% for 2012. Total average earning asset yields (excluding discount) were 3.76% for 2013, compared to 4.06% for 2012. Total cost of funds of 0.30% decreased from 0.44% for 2012.

The average balance of total loans decreased $57.5 million to $3.41 billion for 2013, compared to $3.47 billion for 2012. The average yield on loans (excluding discount) was 4.89% for 2013, compared to 5.28% for 2012. Lower rates on mortgages continued to result in refinancings during 2013 and we continued to see competitive pressure on rates in all classes of loans. We earned $3.2 million in loan prepayment penalty fees for 2013, compared with $3.7 million for 2012.

Total average earning assets of $6.06 billion decreased $8.8 million, or 0.14%, from $6.07 billion for 2012. This decrease was principally due to a $37.6 million decrease in total average loans, net of discount and a $124.8 million decrease in interest-earning cash to $87.4 million. This decrease was partially offset by a $168.3 million increase in investment securities to $2.47 billion for 2013, compared to $2.30 billion for 2012.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31,

2013 and 2012. As of December 31, 2013 and 2012, we had $40.0 million and $58.0 million of non-covered nonaccrual loans, respectively. Had non-covered nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $3.0 million and $3.9 million greater for 2013 and 2012, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $3.1 million for 2013, compared to $2.8 million for 2012.

Interest income on investments of $50.4 million for 2013, decreased $4.3 million, or 7.94%, from $54.7 million for 2012. Total yield (TE) on investments was 2.39% for 2013, compared to 2.78% for 2012. During 2013, we purchased $860.9 million in MBS with an average yield of 2.15% and an average duration of approximately four years. We also purchased $19.8 million in municipal securities with an average tax-equivalent yield of 3.64% during 2013. We elected to utilize short-term borrowings to facilitate a portion of these purchases. However, we regard these borrowings as temporary as we intend to pay them back through cash flow from our investment portfolio and/or future deposit growth.

Interest expense of $16.5 million for 2013, decreased $8.8 million, or 34.68%, compared to $25.3 million for 2012. The average rate paid on interest-bearing liabilities decreased 20 basis points, to 0.53% for 2013, from 0.73% in 2012 as a result of the low interest rate environment experienced for 2013, as well as the mix of interest-bearing liabilities.

Contributing to the decline in interest expense was lower rates paid on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.21% for 2013, compared to 0.24% for 2012). Average noninterest-bearing deposits grew to $2.45 billion, or 51.06% of total average deposits for 2013, compared to $2.22 billion, or 47.22% of total average deposits for 2012. The decrease in rates paid on total deposits (0.10% for 2013, compared to 0.13% for 2012) also contributed to our lower cost of funds.

FHLB advances and other borrowings typically have higher interest costs than interest-bearing deposits. The $7.7 million decrease in interest from other borrowings during 2013 was due to the redemption of $250.0 million of fixed rate loans from the FHLB during the third quarter of 2012, and $61.9 million redemption of junior subordinated debentures from June 30, 2012 through June 30, 2013. The remaining FHLB advance carries a coupon rate of 4.52% and matures in November 2016. We also repaid $100.0 million of FHLB advances, with a coupon rate of 2.89%, at the end of December, 2011. On January 7, 2012, we redeemed all outstanding debentures and trust preferred securities issued by First Coastal Capital Trust II for a total consideration of approximately $6.8 million. During 2012, we redeemed $41.2 million of CVB Statutory Trust I junior subordinated debentures bearing interest at 2.85% above the 90-day LIBOR. During 2013, we redeemed $41.2 million of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II. At December 31, 2013, we had $69.0 million in short-term borrowings. These borrowings were used to facilitate a portion of our investment purchases made in the fourth quarter of 2013. We had $26.0 million in short-term borrowings at December 31, 2012.

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

Total average earning assets for 2012 were $6.07 billion, a slight decrease of $233,000 for 2011. This decrease was principally due to a $185.1 million decrease in average interest-earning cash to $276.8 million, compared to $461.8 million for 2011 as a result of prepaying $250.0 million of FHLB advances during the third quarter of 2012. The average investment in FHLB stock also decreased $14.3 million to $65.8 million for 2012, compared to $80.1 million for 2011. The total average loan balance, net of discount, also decreased $114.4 million. These decreases were primarily offset by an increase of $313.6 million in lower yielding investment securities to $2.30 billion for 2012, compared to $1.98 billion for 2011.

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

Interest expense of $25.3 million for 2012 decreased $9.7 million, or 27.87%, compared to $35.0 million for 2011. The average rate paid on interest-bearing liabilities decreased 18 basis points, to 0.73% in 2012 from 0.91% in 2011 as a result of the lower interest rate environment in 2012 as well as the mix of interest-bearing liabilities. The decline in interest expense was driven by lower rates paid and lower average balances on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.24% for 2012, compared to 0.33% for 2011). Average interest-bearing deposits of $2.48 billion for 2012 decreased $169.4 million, or 6.39%, from $2.65 billion in 2011. Average noninterest-bearing deposits increased $315.1 million to $2.22 billion, or 47.22% of total average deposits for 2012, compared to $1.91 billion, or 41.81% of total average deposits for 2011. The decrease in rates paid on deposits (0.13% for 2012 compared to 0.19% for 2011) also contributed to our lower cost of funds.

FHLB advances and other borrowings typically have higher interest costs than interest-bearing deposits. The $7.0 million decrease in interest from other borrowings was primarily due to the redemption of $250.0 million of fixed rate loans from the FHLB during the third quarter of 2012, and $48.0 million redemption of junior subordinated debentures during 2012. These FHLB loans carried an average coupon rate of 3.39% and a weighted average remaining life of 2.6 years. We also repaid $100.0 million of FHLB loans, with a coupon rate of 2.89%, at the end of December, 2011. On January 7, 2012, we redeemed all outstanding debentures and trust preferred securities issued by First Coast Capital Trust II for a total consideration of approximately $6.8 million. During 2012, we redeemed $41.2 million of CVB Statutory Trust I junior subordinated debentures bearing interest at 2.85% above the 90-day LIBOR.

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

The allowance for loan losses was reduced to $75.2 million at December 31, 2013, primarily as a result of improved credit quality, compared to $92.4 million at December 31, 2012. We recorded a $16.8 million loan loss provision recapture for 2013, respectively, compared to zero provision for loan losses for 2012 and a $7.1 million provision for loan losses for 2011. We believe the allowance is appropriate at December 31, 2013. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total non-covered net loans as of December 31, 2013, 2012 and 2011 was 2.22%, 2.84% and 2.92%, respectively. Refer to the discussion of Allowance for Loan Losses in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net charge-offs totaled $456,000 for 2013, compared to $1.5 million for 2012 and $18.4 million in net charge-offs for 2011. See “Allowance for Loan Losses” in Item 7 — Management’s Discussion and Analysis of Financial Condition herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC, which expires in October 2014. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the covered SJB loans in 2009. During the year ended December 31, 2013 and 2012, there was zero and $657,000, respectively, in net recoveries and $893,000 in net charge-offs for 2011 for loans in excess of the amount originally expected in the fair value of the loans at acquisition. An offsetting adjustment was recorded to the FDIC loss sharing asset based on the appropriate loss sharing percentage.

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

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Year Ended December 31,			Variance
				2013		2012
	2013	2012	2011	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$15,923	$16,106	$15,768	$(183)	-1.14%	$338	2.14%
Trust and investment services	8,071	8,169	8,683	(98)	-1.20%	(514)	-5.92%
Bankcard services	3,481	3,650	3,144	(169)	-4.63%	506	16.09%
BOLI income	2,511	2,973	3,259	(462)	-15.54%	(286)	-8.78%
Gain on sale of investment securities, net	2,094	—	—	2,094	—	—	—
Impairment loss on investment security	—	—	(656)	—	—	656	-100.00%
(Decrease) increase in FDIC loss sharing asset, net	(12,860)	(21,916)	171	9,056	-41.32%	(22,087)	-12916.37%
Gain on OREO, net	3,131	1,544	1,076	1,587	102.78%	468	43.49%
Gain (loss) on loans held-for-sale	—	815	(1,651)	(815)	-100.00%	2,466	-149.36%
Other	2,936	4,562	4,422	(1,626)	-35.64%	140	3.17%

Total noninterest income	$25,287	$15,903	$34,216	$9,384	59.01%	$(18,313)	-53.52%

2013 Compared to 2012

Noninterest income of $25.3 million for 2013 increased $9.4 million, or 59.01%, over noninterest income of $15.9 million for 2012. Noninterest income for 2013 increased primarily due to a $12.9 million net decrease in the FDIC loss sharing asset during 2013, compared to a $21.9 million net decrease in 2012. Also contributing to the year-over-year increase was a $2.1 million net pre-tax gain on the sale of investment securities during 2013 and a $1.6 million increase in net gain on sales of OREO properties; this included a $2.5 million net pre-tax gain on the sale of one OREO property. During 2012, we recorded $815,000 in net gain on the sale of covered loans held-for-sale. These increases were partially offset by decreases in deposit service charges and bankcard services totaling $352,000. The year-over-year decrease in these services charges were primarily due to competitive pressures.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31 2013, CitizensTrust had approximately $2.33 billion in assets under management and administration, including $1.74 billion in assets under management. CitizensTrust generated fees of $8.1 million in 2013, compared to $8.2 million in 2012.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $2.5 million for 2013 decreased $462,000, or 15.54%, from $3.0 million for 2012.

Other noninterest income of $2.9 million for 2013 decreased $1.6 million, or 35.64%, compared to $4.5 million for 2012. This decrease was principally due to a $1.3 million decrease in swap fee income.

2012 Compared to 2011

Noninterest income of $15.9 million for 2012 decreased $18.3 million, or 53.52%, over noninterest income of $34.2 million for 2011. This decrease was primarily due to a $21.9 million net decrease in the FDIC loss sharing assets, compared to a $171,000 net increase for 2012. Partially offsetting the overall decrease in noninterest income was an $815,000 gain on the sale of loans held-for-sale for 2012, compared to a $1.7 million net loss on the sale of loans held-for-sale for 2011.

During 2011, we recognized a $656,000 other-than-temporary impairment on a private-label mortgage-backed investment security, which was charged to other operating income. There were no securities sold during 2012 and 2011.

CitizensTrust generated fees of $8.2 million for 2012, compared to $8.7 million for 2011. BOLI income of $3.0 million for 2012 decreased $286,000, or 8.78%, compared to BOLI income earned for 2011.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods indicated.

				Variance
	For the Year Ended December 31,			2013		2012
	2013	2012	2011	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$71,015	$68,496	$69,993	$2,519	3.68%	$(1,497)	-2.14%
Occupancy	10,677	10,822	11,261	(145)	-1.34%	(439)	-3.90%
Equipment	3,827	4,651	5,322	(824)	-17.72%	(671)	-12.61%
Professional services	5,709	7,170	15,031	(1,461)	-20.38%	(7,861)	-52.30%
Software licenses and maintenance	4,671	4,279	3,669	392	9.16%	610	16.63%
Stationary and supplies	2,308	2,212	2,534	96	4.34%	(322)	-12.71%
Telecommunications expense	1,227	1,370	1,111	(143)	-10.44%	259	23.31%
Promotion	4,681	4,869	4,977	(188)	-3.86%	(108)	-2.17%
Amortization of intangible assets	1,127	2,159	3,481	(1,032)	-47.80%	(1,322)	-37.98%
Provision for unfunded loan commitments	500	(1,000)	(918)	1,500	-150.00%	(82)	8.93%
Debt termination expense	—	20,379	3,310	(20,379)	-100.00%	17,069	515.68%
OREO expense	856	2,146	6,729	(1,290)	-60.11%	(4,583)	-68.11%
Insurance reimbursements	(4,155)	(921)	—	(3,234)	351.14%	(921)	—
Regulatory assessments	3,541	3,596	4,970	(55)	-1.53%	(1,374)	-27.65%
Loan expense	1,533	2,084	2,436	(551)	-26.44%	(352)	-14.45%
Other	6,511	5,848	7,119	663	11.34%	(1,271)	-17.85%

Total noninterest expense	$114,028	$138,160	$141,025	$(24,132)	-17.47%	$(2,865)	-2.03%

Noninterest expense to average assets, excluding debt termination	1.77%	1.82%	2.12%
Efficiency ratio excluding debt termination (1)	47.21%	46.58%	51.21%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

2013 Compared to 2012

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of the debt termination expense in 2012, noninterest expense measured as a percentage of average assets was 1.77% for 2013, compared to 1.82% for 2012.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2013, the efficiency ratio was 47.21%, compared to 54.64% for 2012. The $20.4 million in debt termination expense incurred in 2012 was the main reason for the higher efficiency ratio for that year. Excluding the impact of the debt termination expense, the efficiency ratio was 46.58% for 2012.

Excluding the $20.4 million debt termination expense for the year ended December 31, 2012, total noninterest expense decreased $3.8 million year-over-year, primarily due to an increase of $3.2 million in insurance reimbursements for legal costs. Also contributing to the overall decrease in noninterest expense for 2013 were reductions of $1.4 million in legal expenses, $1.3 million in OREO related expenses, $1.0 million in occupancy and equipment expenses and $1.0 million in amortization of intangible assets. These expenses were partially offset by increases of $2.5 million in salaries and related expenses and a $500,000 additional provision for unfunded loan commitments for the year ended December 31, 2013. A $1.0 million recapture of the provision for unfunded loan commitments was recorded for 2012.

Overall salaries and related expenses increased $2.5 million compared to 2012, principally due to increases in employee benefits and payroll taxes. At December 31, 2013, we employed 784 associates (585 full-time and 199 part-time), compared to 809 associates (589 full-time and 221 part-time) at December 31, 2012. Salaries and related expenses as a percent of average assets was 1.10% for 2013 and 1.06% for 2012.

The $1.5 million decrease in professional services expense was primarily due to a decrease of $1.4 million in legal expenses associated with credit and collection issues, the federal securities class action litigation, and other litigation issues in which the Company is involved. See Item 3 — Legal Proceedings.

2012 Compared to 2011

Total noninterest expense of $138.2 million for 2012 decreased $2.9 million, or 2.03%, compared to $141.0 million for 2011. Excluding the $20.4 million debt termination expense, the overall decrease of $19.9 million in noninterest expense was primarily attributable to decreases of $7.5 million in legal expenses (included in professional services), $4.6 million in OREO expense, $1.5 million in salaries and employees benefits, $1.4 million in regulatory assessment fess, and $1.3 million in intangible amortization expense.

Salaries and related expenses totaled $68.5 million for 2012, a decrease of $1.5 million, or 2.14%, compared to $70.0 million for 2011. At December 31, 2012, we employed 809 associates (589 full-time and 221 part-time), compared to 809 associates (578 full-time and 231 part-time) at December 31, 2011. Salaries and related expenses as a percent of average assets increased to 1.06% for 2012, compared to 1.08% for 2011.

Income Taxes

The Company’s effective tax rate for 2013 was 33.73%, compared to 32.62% for 2012, and 32.34% for 2011. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We also benefited from $1.1 million of enterprise zone tax credits in 2013. Due to recent California legislation, these tax credits will be limited in the future.

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

Key measures we use to evaluate the segments’ performance are included in the following table for years ended December 31, 2013, 2012, and 2011. The table also provides additional significant segment measures useful to understanding the performance of this segment.

Business Financial and Commercial Banking Centers

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$167,931	$175,835	$182,187
Interest expense (1)	10,012	11,304	15,295

Net interest income	157,919	164,531	166,892

Noninterest income	20,907	23,020	21,622
Noninterest expense	45,831	45,189	49,802

Segment pre-tax profit	$132,995	$142,362	$138,712

Balance Sheet
Average loans	$2,648,973	$2,621,327	$2,639,628
Average interest-bearing deposits and customer repurchases	$2,649,002	$2,739,389	$2,946,270
Yield on loans (2)	5.33%	5.72%	5.96%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.26%	0.35%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the year ended December 31, 2013, Business Financial and Commercial Banking Centers’ segment pretax profits decreased by $9.4 million, or 6.58%, compared to 2012. The $7.9 million decrease in interest income was principally due to a 39 basis point drop in the loan yield to 5.33% in 2013, compared to $5.72% in 2012. The market for new loans continued to remain very competitive but the recent rise in long term interest rates has started to moderate refinance pressure on our existing loans, particularly from the larger banks. The drop in interest income was partially offset by a decrease of $1.3 million in interest expense. Noninterest income also decreased $2.1 million, or 9.18% for 2013, compared to 2012.

For the year ended December 31, 2012, the segment pretax profits increased by $3.7 million, or 2.63%, compared to 2011. This was primarily due to a decrease in noninterest expense of $4.6 million, a decrease in interest expense of $4.0 million, and an increase in noninterest income of $1.4 million, offset by a decrease in interest income of $6.4 million. The decrease in net interest income was primarily due to a 24 basis point decrease in the loan yield in 2012, compared to 2011.

Treasury

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$53,234	$56,559	$62,732
Interest expense (1)	54,969	56,666	56,386

Net interest income	(1,735)	(107)	6,346

Noninterest income	2,094	—	(655)
Noninterest expense	714	729	807
Debt termination expense	—	20,379	3,310

Segment pre-tax (loss) profit	$(355)	$(21,215)	$1,574

Balance Sheet
Average investments	$2,465,644	$2,297,359	$1,983,774
Average interest-bearing deposits	$240,001	$240,002	$240,302
Average borrowings	$211,632	$363,152	$552,155
Yield on investments-TE	2.39%	2.78%	3.59%
Non-tax equivalent yield	2.06%	2.40%	3.09%
Average cost of borrowings	4.47%	4.09%	3.80%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the year ended December 31, 2013, the Company’s Treasury department reported a pre-tax loss of $355,000, compared to pre-tax loss of $21.2 million for 2012. Excluding the $20.4 million debt termination expense for 2012, segment pre-tax loss decreased by $481,000. The improvement was primarily due to a $3.3 million increase in interest income due to a $168.3 million increase in average investment securities for 2013, compared to 2012.

For the year ended December 31, 2012, the segment reported segment pre-tax loss of $21.2 million. The decrease was primarily due to $20.4 million in debt termination expense as a result of prepaying $250.0 million of FHLB borrowings during 2012, compared to $3.3 million debt termination expense in 2011. Excluding the $20.4 million and $3.3 million in debt termination expense for 2012 and 2011, respectively, segment pre-tax loss was $836,000 for 2012, compared to pre-tax profit of $4.9 million for 2011. This year-over-year decrease was primarily due to a decline of $6.2 million in interest income due to an 81 basis point decrease in yield on investments in 2012, partially offset by zero realized gains or losses for 2012, compared to an impairment loss of $655,000 for 2011.

Other

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$80,349	$87,097	$89,233
Interest expense (1)	20,268	14,571	27,790

Net interest income	60,081	72,526	61,443

(Recapture of) provision for loan losses	(16,750)	—	7,068
Noninterest income	2,286	(7,117)	13,249
Noninterest expense	67,483	71,863	87,106

Segment pre-tax profit (loss)	$11,634	$(6,454)	$(19,482)

The Company’s administration and other operating departments reported pre-tax income of $11.6 million for the year ended December 31, 2013, an increase of $18.1 million or 280.26%, from pre-tax loss of $6.5 million for 2012. The increase in pre-tax income was principally due to a $16.8 million loan loss provision recapture and $4.1 million in insurance reimbursements for legal costs. Interest income decreased $6.7 million primarily due to a $9.8 million decrease in discount accretion. Noninterest income increased $9.4 million due to a net decrease in the FDIC loss sharing asset of $12.9 million for 2013, compared to net decrease of $21.9 million for 2012.

Pre-tax loss for 2012 decreased $13.0 million to $6.5 million, from pre-tax loss of $19.5 million for 2011. The reduction in pre-tax loss was primarily attributed to the a decrease of $15.2 million in noninterest expense, an increase of $11.1 million in net interest income, and a decrease of $7.1 million in provision for loan losses, partially offset by a net decrease in FDIC loss sharing asset of $22.1 million. Interest income in 2012 included $22.6 million in accelerated accretion on SJB acquired loans, compared to $12.6 million in 2011.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.66 billion at December 31, 2013. This represented an increase of $301.6 million, or 4.74%, from total assets of $6.36 billion at December 31, 2012. Earning assets of $6.32 billion at December 31, 2013 increased $286.6 million, or 4.75% when compared with $6.04 billion at December 31, 2012. The increase in earning assets during 2013 was primarily due to a $214.0 million increase in investment securities and a $102.4 million increase in total loans, partially offset by a $24.3 million decrease in FHLB stock. Total liabilities were $5.89 billion at December 31, 2013, an increase of $292.7 million, or 5.23%, from total liabilities of $5.60 billion at December 31, 2012. Total equity increased $8.9 million, or 1.17%, to $771.9 million at December 31, 2013, compared to total equity of $763.0 million at December 31, 2012.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2013, we reported total investment securities of $2.67 billion. This represented an increase of $214.0 million, or 8.73%, from total investment securities of $2.45 billion at December 31, 2012. As of December 31, 2013, the Company had a pre-tax net unrealized holding loss on total investment securities of $16.1 million, compared to a pre-tax net unrealized gain of $74.6 million at December 31, 2012. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For 2013, total repayments/maturities and proceeds from sales of investment securities totaled $495.4 million and $99.2 million, respectively. The Company purchased additional investment securities totaling $920.7 million and $942.7 million for 2013 and 2012, respectively. The proceeds from sales of investment securities, which included the 13 investment securities that were sold for a net gain on sale of $2.1 million in the first quarter of 2013, were used to purchase additional investment securities.

Composition of the Fair Value of Investment Securities Available-for-Sale

	December 31,
	2013		2012		2011
	Fair Value	Percent	Fair Value	Percent	Amount	Percent
	(Dollars in thousands)
Government agency	$326,525	12.26%	$359,300	14.67%	$46,507	2.11%
Residential mortgage-backed securities	1,379,943	51.81%	887,598	36.24%	888,000	40.33%
CMO’s / REMIC’s — residential	366,175	13.75%	571,960	23.35%	604,508	27.46%
Municipal bonds	586,091	22.00%	625,429	25.53%	652,037	29.62%
Other securities	4,908	0.18%	5,100	0.21%	10,474	0.48%

Total	$2,663,642	100.00%	$2,449,387	100.00%	$2,201,526	100.00%

The maturity distribution of the available-for-sale portfolio at December 31, 2013 consists of the following:

	December 31, 2013
	One Year or Less	After One Year Through Five Years	After Five Year Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Maturity distribution:
Government agency	$20,093	$—	$306,432	$—	$326,525	12.26%
Mortgage-backed securities	29,477	1,264,145	86,221	100	1,379,943	51.81%
CMO/REMICs	11,972	317,562	36,641	—	366,175	13.75%
Municipal bonds (1)	71,998	343,183	117,093	53,817	586,091	22.00%
Other securities	—	—	—	4,908	4,908	0.18%

Tota1	$133,540	$1,924,890	$546,387	$58,825	$2,663,642	100.00%

Weighted average yield:
Government agency	0.59%	—	1.88%	—	1.81%
Mortgage-backed securities	2.09%	2.21%	2.21%	5.30%	2.20%
CMO/REMICs	0.52%	1.09%	1.32%	—	1.10%
Municipal bonds (1)	3.96%	3.93%	3.55%	3.21%	3.78%
Other securities	—	—	—	5.95%	5.95%
Tota1	2.73%	2.32%	2.23%	3.44%	2.35%

(1)	The weighted average yield is not tax-equivalent. The tax-equivalent yield is 5.82%.

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

The weighted-average yield (TE) on the investment portfolio at December 31, 2013 was 2.35% with a weighted-average life of 4.0 years. This compares to a weighted-average yield of 2.47% at December 31, 2012 with a weighted-average life of 3.1 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 78% of the securities in the investment portfolio, at December 31, 2013, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2013, approximately $142.1 million in U.S. government agency bonds are callable.

As of December 31, 2013 and 2012, the Company held investment securities in excess of ten-percent of shareholders’ equity from the following issuers:

	December 31, 2013		December 31, 2012
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal Home Loan Mortgage Corp.	$726,762	$729,766	$599,266	$611,270
Federal National Mortgage Association	1,063,123	1,047,333	924,010	943,031
Small Business Administration	189,899	175,467	165,496	166,418

The following table presents municipal securities by the top six holdings by state:

	December 31, 2013
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
State:
New Jersey	$80,646	14.1%	$83,175	14.1%
Michigan	72,855	12.8%	74,301	12.7%
Illinois	49,885	8.7%	51,754	8.8%
Texas	47,896	8.4%	49,233	8.4%
Minnesota	41,999	7.4%	42,021	7.2%
California	24,760	4.3%	25,122	4.3%
All other states	253,104	44.3%	260,485	44.5%

Total	$571,145	100.0%	$586,091	100.0%

	December 31, 2012
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
State:
New Jersey	$83,911	14.4%	$89,567	14.3%
Illinois	61,962	10.6%	65,946	10.6%
Michigan	73,288	12.6%	77,697	12.4%
Texas	48,020	8.2%	51,793	8.3%
Washington	33,586	5.7%	37,029	5.9%
California	25,099	4.3%	25,828	4.1%
All other states	257,826	44.2%	277,569	44.4%

Total	$583,692	100.0%	$625,429	100.0%

Municipal securities held by the Company are issued by various states and their various local municipalities.

The following tables provide the composition of investment securities that have been in a continuous unrealized loss position, as well as the unrealized losses associated with those investments:

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMO / REMICs — residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO / REMICs — residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one bond held-to-maturity described below. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

For the year ended December 31, 2011, the Company recorded net other-than-temporary impairment losses on the held-to-maturity investment security in the amounts of $656,000. The Company did not record any charges for other-than-temporary impairment losses during the year ended December 31, 2013 and 2012.

Non-Covered Loans

At December 31, 2013, we reported total non-covered loans and lease finance receivables, net of deferred loan fees, $3.39 billion. This represented an increase of $137.3 million, or 4.22%, from total non-covered loans, net of deferred loan fees, of $3.25 billion at December 31, 2012. The $137.3 million increase in non-covered loans was principally due to increases of $217.4 million in commercial real estate loans, $29.9 million in SFR mortgage loans. This growth was partially offset by decreases of $39.9 million in dairy and livestock loans, $34.6 million in commercial and industrial loans, $12.6 million in construction loans, and $16.7 million in municipal lease finance receivables.

Total non-covered loans, net of deferred loan fees, comprise 53.60% of our total earning assets of December 31, 2013. The following tables present our non-covered loan portfolio, excluding held-for-sale loans, by category for the periods indicated below:

Distribution of Loan Portfolio by Type (Non-Covered Loans)

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Commercial and industrial	$512,792	$547,422	$494,299	$460,399	$413,715
Real estate:
Commercial real estate	2,207,515	1,990,107	76,146	138,980	265,444
Construction	47,109	59,721	1,948,292	1,980,256	1,989,644
SFR mortgage	189,233	159,288	176,442	218,467	265,543
Dairy & livestock and agribusiness	294,292	336,660	347,677	377,829	422,958
Municipal lease finance receivables	89,106	105,767	113,460	128,552	159,582
Consumer and other loans	55,103	60,273	68,806	74,729	98,030

Gross non-covered loans	3,395,150	3,259,238	3,225,122	3,379,212	3,614,916
Less:
Allowance for non-covered loan losses	(75,235)	(92,441)	(93,964)	(105,259)	(108,924)
Deferred loan fees, net	(9,234)	(6,925)	(5,395)	(5,484)	(6,537)

Net non-covered loans	$3,310,681	$3,159,872	$3,125,763	$3,268,469	$3,499,455

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total non-covered held-for-investment commercial real estate loans by region as of December 31, 2013.

Non-Covered Loans by Market Area

	December 31, 2013
	Total Non-Covered Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,294,510	38.1%	$928,559	42.1%
Inland Empire	604,437	17.8%	500,271	22.7%
Central Valley	705,521	20.8%	418,417	18.9%
Orange County	518,664	15.3%	220,722	10.0%
Other areas (1)	272,018	8.0%	139,546	6.3%

	$3,395,150	100.0%	$2,207,515	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. The table below breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

Non-Covered Commercial and SFR Real Estate Loans

	December 31, 2013
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage — Direct	$106,472	4.4%	100.0%	$491
SFR mortgage — Mortgage pools	82,761	3.4%	100.0%	236
Multi-family	185,895	7.8%	—	1,398
Industrial	628,949	26.2%	33.7%	986
Office	395,189	16.5%	30.4%	1,077
Retail	354,396	14.8%	9.3%	1,452
Medical	158,115	6.6%	39.4%	1,797
Secured by farmland	145,276	6.1%	100.0%	1,839
Other	339,695	14.2%	46.4%	1,312

	$2,396,748	100.0%	38.4%	1,205

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

The SFR mortgage — Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program which utilizes Bank associate referrals through our Business Financial and Commercial Banking Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed recently to enable our Bank to underwrite SFR mortgage loans generated through our referral channels, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012, and we originated loan volume in the aggregate principal amount of $73.0 million under this program during 2013.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, totaling $82.8 million at December 31, 2013. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. Due to market conditions, we have not purchased any mortgage pools since August 2007.

Non-Covered Construction Loans

	December 31, 2013
	SFR & Multi-family
	Land Development		Construction		Total
	(Dollars in thousands)
Los Angeles County	$810	23.5%	$—	—	$810	23.4%
Inland Empire	—	—	22	100.0%	22	0.6%
Central Valley	1,168	33.9%	—	—	1,168	33.6%
Orange County	—	—	—	—	—	—
Other areas (1)	1,472	42.6%	—	—	1,472	42.4%

	$3,450	100.0%	$22	100.0%	$3,472	100.0%

Total nonperforming	$—	—	$—	—	$—	—

	Commercial
	Land Development		Construction		Total
	(Dollars in thousands)
Los Angeles County	$5,920	62.6%	$12,810	37.5%	$18,730	42.9%
Inland Empire	1,996	21.1%	10,695	31.3%	12,691	29.1%
Central Valley	792	8.4%	712	2.1%	1,504	3.5%
Orange County	—	—	—	—	—	—
Other areas (1)	746	7.9%	9,966	29.1%	10,712	24.5%

	$9,454	100.0%	$34,183	100.0%	$43,637	100.0%

Total nonperforming	$—	—	$9,966	29.2%	$9,966	22.8%

(1)	Other areas include loans that are out-of-state or in other areas of California.

As of December 31, 2013, the Company had $47.1 million in non-covered construction loans. This represents 1.39% of total non-covered gross held-for-investment loans outstanding of $3.40 billion. Of this $47.1 million in construction loans, approximately 7.37% or $3.5 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $43.6 million, were related to commercial construction. The average balance of any single construction loan was approximately $2.0 million. Our construction loans are located throughout our marketplace as can be seen in the table above.

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

Covered loans acquired will continue to be subject to our credit review and monitoring. If deterioration is experienced subsequent to the October 16, 2009 acquisition fair value amount, such deterioration will be in our loan loss methodology and a provision for loan losses will be charged to earnings with a partially offsetting other operating income item reflecting the increase to the FDIC loss sharing asset.

The table below presents the distribution of our covered loans as of December 31, 2013 and 2012.

Distribution of Loan Portfolio by Type (Covered Loans)

	December 31, 2013		December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$20,461	11.82%	$26,149	11.86%
Real estate:
Commercial real estate	141,141	81.54%	179,428	81.35%
Construction	644	0.37%	1,579	0.72%
SFR mortgage	313	0.18%	1,415	0.64%
Dairy & livestock and agribusiness	6,000	3.47%	5,651	2.56%
Municipal lease finance receivables	—	—	—	—
Consumer and other loans	4,545	2.62%	6,337	2.87%

Gross covered loans	173,104	100.00%	220,559	100.00%
Less: Purchase accounting discount	(12,789)		(25,344)

Gross covered loans, net of discount	160,315		195,215
Less: Allowance for covered loan losses	—		—

Net covered loans	$160,315		$195,215

The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

•	estimate of the remaining life of acquired loans which may change the amount of future interest income;

•	estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	indices for acquired loans with variable rates of interest.

Covered Loans by Market Area

	December 31, 2013
	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$10,215	5.9%	$8,365	5.9%
Inland Empire	926	0.5%	—	—
Central Valley	153,730	88.8%	128,310	90.9%
Orange County	—	—	—	—
Other areas (1)	8,233	4.8%	4,466	3.2%

	$173,104	100.0%	$141,141	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Covered Commercial and SFR Real Estate Loans

	December 31, 2013
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage — Direct	$313	0.2%	100.0%	$63
SFR mortgage — Mortgage pools	—	—	—	—
Multi-family	2,742	1.9%	—	914
Industrial	28,990	20.5%	48.5%	617
Office	15,614	11.0%	40.1%	558
Retail	16,006	11.3%	31.7%	728
Medical	14,083	10.0%	83.2%	1,174
Secured by farmland	7,781	5.5%	100.0%	371
Other (2)	55,925	39.6%	55.9%	964

	$141,454	100.0%	54.1%	807

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 73%.

Non-Covered and Covered Loans

The table below provides the maturity distribution for held-for-investment gross loans as of December 31, 2013. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity. The following table includes both covered and non-covered loans.

Loan Maturities and Interest Rate Category at December 31, 2013

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of loans:
Commercial and industrial	$178,337	$163,555	$191,361	$533,253
Real estate:
Commercial real estate	105,694	716,846	1,526,116	2,348,656
Construction	19,410	28,343	—	47,753
SFR mortgage	1,578	4,120	183,848	189,546
Dairy & livestock and agribusiness	242,989	57,091	212	300,292
Municipal lease finance receivables	1,208	6,210	81,688	89,106
Consumer and other loans	5,569	18,434	35,645	59,648

	$554,785	$994,599	$2,018,870	$3,568,254

Amount of loans based upon:
Fixed rates	$79,668	$534,526	$1,140,066	$1,754,260
Floating or adjustable rates	475,117	460,073	878,804	1,813,994

	$554,785	$994,599	$2,018,870	$3,568,254

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2013, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for loan losses.

Nonperforming Assets (Non-Covered)

The following table provides information on non-covered nonperforming assets as of December 31 for each of the last five years.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$14,835	$26,688	$38,828	$84,050	$68,762
Troubled debt restructured loans (nonperforming)	25,119	31,309	23,844	72,970	1,017
Other real estate owned (“OREO”)	6,475	14,832	13,820	5,290	3,936

Total nonperforming assets	$46,429	$72,829	$76,492	$162,310	$73,715

Troubled debt restructured performing loans	$66,955	$50,392	$38,554	$13,274	$2,500

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	1.37%	2.23%	2.37%	4.80%	2.04%

Percentage of nonperforming assets to total assets	0.70%	1.14%	1.18%	2.52%	1.09%

We had loans with a gross balance of $106.9 million classified as impaired as of December 31, 2013. This balance included nonperforming loans of $40.0 million. Impaired loans which were restructured in a troubled debt restructuring represented $92.1 million, of which $25.1 million were nonperforming and $67.0 million were performing, as of December 31, 2013. Of the $25.1 million in nonperforming TDRs, $2.5 million are not paying in accordance with the modified terms at December 31, 2013 and the remaining $22.6 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2012, the balance of impaired loans were $108.4 million. Impaired loans measured 3.15% of total non-covered loans as of December 31, 2013, compared to 3.33% as of December 31, 2012.

Of the total impaired loans as of December 31, 2013, $76.3 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $30.6 million.

At December 31, 2013 and December 31, 2012, TDRs of $67.0 million and $50.4 million, respectively, were classified as accruing restructured loans, respectively. At December 31, 2013, performing TDRs were comprised of 15 commercial real estate loans of $21.0 million, two construction loans of $16.9 million, 11 dairy & livestock loans of $24.1 million, 11 SFR mortgage loans of $3.8 million, and seven commercial and industrial loans of $1.2 million. The performing restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms.

At December 31, 2013 and December 31, 2012, there was $2.7 million and $1.4 million of related allowance on TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for 2013 and 2012 were $92,000 and $1.2 million, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

At December 31, 2013, we had $6.5 million in OREO, a decrease of $8.4 million from the seven OREO properties totaling $14.8 million at December 31, 2012. During 2013, we sold five OREO properties with a carrying value of $7.8 million, realizing a net gain on sale of $2.7 million. There were no additions to OREO during 2013. We now have two non-covered OREO properties.

Nonperforming Assets and Delinquencies (Non-Covered)

The table below provides trends in our nonperforming assets and delinquencies during 2013 for total non-covered loans.

Nonperforming Assets & Delinquency Trends

(Non-Covered Loans)

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonperforming Loans:
Commercial and industrial	$3,861	$3,734	$5,012	$3,387	$3,136
Real estate:
Commercial real estate	12,410	17,829	18,610	19,964	21,039
Construction	9,966	10,368	10,494	10,620	10,663
SFR mortgage	7,577	10,421	11,423	11,561	13,102
Dairy & livestock and agribusiness	5,739	6,973	7,655	9,371	9,842
Consumer and other loans	401	159	157	226	215

Total	$39,954	$49,484	$53,351	$55,129	$57,997
% of Total gross loans	1.18%	1.51%	1.68%	1.73%	1.78%
Past Due 30-89 Days:
Commercial and industrial	$993	$417	$373	$2,026	$690
Real estate:
Commercial real estate	523	1,015	1,251	1,820	—
Construction	—	—	—	—	—
SFR mortgage	1,708	—	—	824	107
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	75	255	8	63	90

Total	$3,299	$1,687	$1,632	$4,733	$887
% of Total gross loans	0.10%	0.05%	0.05%	0.15%	0.03%
OREO:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate:
Commercial real estate	—	—	—	828	2,319
Construction	6,475	6,524	6,524	12,513	12,513
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total	$6,475	$6,524	$6,524	$13,341	$14,832

Total nonperforming, past due, and OREO	$49,728	$57,695	$61,507	$73,203	$73,716

% of Total gross loans	1.47%	1.76%	1.94%	2.30%	2.27%

We had $40.0 million in non-covered nonperforming loans, defined as nonaccrual loans and nonperforming TDRs, at December 31, 2013, or 1.18% of total non-covered loans. This compares to $58.0 million in nonperforming loans at December 31, 2012. Five customer relationships make up $20.3 million, or 50.79%, of our nonperforming loans at December 31, 2013. Three of these customer relationships are commercial real estate developers (owner/non-owner occupied); and the primary collateral for these loans is commercial real estate properties. The other two customer relationships are in the dairy & livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These five customer relationships have had total charge-offs of $672,000 and have $710,000 of related allowance at December 31, 2013.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest, and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.

Nonperforming Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2013, there were no covered loans considered as nonperforming as described above. There were two properties in covered OREO totaling $504,000 as of December 31, 2013, compared to three properties totaling $1.1 million as of December 31, 2012.

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

We maintain an allowance for inherent loan losses that is increased by a provision for loan losses charged against operating results. The allowance for loan losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The allowance for loan losses was $75.2 million as of December 31, 2013. This represents a decrease of $17.2 million, or 18.61%, compared to the allowance for loan losses of $92.4 million as of December 31, 2012. We recorded a $16.8 million loan loss provision recapture for the year ended December 31, 2013, compared to zero provision (or recapture of provision) for loan losses for the same period in 2012.

The table below presents a summary of net charge-offs and recoveries by type, and the resulting allowance for loan losses and provision (or recapture of provision) for loan losses for each of the years indicated. The table below provides information on non-covered loans only because there was no allowance on covered loans at December 31, 2013.

Summary of Loan loss Experience (Non-Covered Loans)

	As of and For Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$92,441	$93,964	$105,259	$108,924	$53,960
Charge-offs:
Commercial and industrial	2,491	1,259	1,980	6,290	2,096
Commercial real estate	—	1,873	4,766	39,477	12,372
Construction	—	—	7,976	15,648	10,472
SFR mortgage	252	642	1,104	1,879	803
Dairy & livestock and agribusiness	—	1,150	3,291	1,205	—
Consumer and other loans	108	283	511	640	596

Total charge-offs	2,851	5,207	19,628	65,139	26,339

Recoveries:
Commercial and industrial	759	1,280	302	242	96
Commercial real estate	402	514	606	35	471
Construction	703	1,139	757	291	—
SFR mortgage	367	(108)	142	—	—
Dairy & livestock and agribusiness	109	166	151	—	—
Consumer and other loans	55	36	200	76	236

Total recoveries	2,395	3,027	2,158	644	803

Charge-offs, net of recoveries	456	2,180	17,470	64,495	25,536
Other reallocation (2)	—	657	(893)	(370)	—
(Recapture of) provision for loan losses	(16,750)	—	7,068	61,200	80,500

Allowance for loan losses at end of period	$75,235	$92,441	$93,964	$105,259	$108,924

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,588	$9,588	$10,506	$7,906	$4,156
Provision for unfunded loan commitments	500	(1,000)	(918)	2,600	3,750

Reserve for unfunded loan commitments at end of period	$9,088	$8,588	$9,588	$10,506	$7,906

Reserve for unfunded loan commitments to total unfunded loan commitments	1.45%	1.55%	1.47%	1.64%	1.19%
Amount of total loans at end of period (1)	$3,385,916	$3,252,313	$3,219,727	$3,373,728	$3,608,379
Average total loans outstanding (1)	$3,223,713	$3,199,629	$3,222,450	$3,485,836	$3,735,339
Net charge-offs to average total loans	0.01%	0.07%	0.54%	1.85%	0.68%
Net charge-offs to total loans at end of period	0.01%	0.07%	0.54%	1.91%	0.71%
Allowance for loan losses to average total loans	2.33%	2.89%	2.92%	3.02%	2.92%
Allowance for loan losses to total loans at end of period	2.22%	2.84%	2.92%	3.12%	3.02%
Net charge-offs to allowance for loan losses	0.61%	2.36%	18.59%	61.27%	23.44%
Net charge-offs to provision for loan losses	-2.72%	—	247.17%	105.38%	31.72%

(1)	Net of deferred loan origination fees.
(2)	During 2012, there was $657,000 in net recoveries for covered loans, resulting in a $ 657,000 recapture of provision for loan losses on the covered SJB loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate asset based on the appropriate loss-sharing percentage.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $3.2 million (4.22%), $2.3 million (2.52%) and $2.0 million (2.18%) of the total allowance as of December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

General allowance: The loan portfolio collectively evaluated for impairment under ASC 450-20 is divided into classes of loan receivables between “classified” loans (including substandard and special mention loans) and “unclassified” loans, and then further disaggregated into loan segments by loan type with similar risk characteristics. The non-classified loans are divided into 37 segments, including 25 specific segments within the commercial real estate and construction loan portfolios split between owner and non-owner properties and based on property type (i.e. industrial, office, retail, etc.). The allowance is provided for each segment based upon that segment’s average historical loss experience over a rolling twenty-quarter period, adjusted for current conditions based on our analysis of specific environmental or qualitative loss factors, as prescribed in the 2006 Interagency Policy Statement on ALLL, affecting the collectability of our loan portfolio that may cause actual loss rates to differ from historical loss experience.

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

In the fourth quarter ended December 31, 2013, the Bank implemented a change in its methodology to calculate the ALLL. Previously, the Bank used an annual three-year look-back period of historical losses, segmented by loan type, with the loss factors updated annually to include the current year’s loss experience in the fourth quarter of each year. External factors that were considered were the improving credit environment and the stabilizing economy. In determining the look-back period, management considered the period used to develop the historical loss rate should be long enough to capture sufficient loss data. We determined that a rolling twenty quarters look-back period was appropriate as of December 31, 2013 because the most recent three-year period provides insufficient data, with very low loss experience, and in some cases recoveries actually exceed losses within certain loan segments during the three year period. We believe the rolling twenty quarters look-back period is the best indicator of inherent losses within the loan portfolio as many of the economic factors in the early stages of the economic recovery still exist.

During the fourth quarter of 2013, we made no further adjustments to qualitative loss factors despite slight improvement in certain underlying credit conditions and factors that affect the Bank’s loan portfolio. While the Bank observed that recent improving credit factors and lower net loan loss experience may be partly due to gradual economic improvement compared to the economic meltdown of 2008-2009, including increases in GNP, rising housing prices and falling unemployment within the Bank’s market area, etc., these conditions mask significant uncertainty in the economy and weakness that represents continued risk, and inherent loss, to our loan portfolio. In reaching the decision to remain static as to our qualitative factors, we considered various offsetting conditions in the current environment including rising commercial real estate cap rates which could depress real estate values, a strengthening U.S. dollar which may drive exports down, an unstable international economy with major trading partners in the Pacific Rim experiencing a significant slowdown in growth, drought conditions in the State of California causing water resource issues that may impact agribusiness and other industries, and health care laws that are impacting the labor force, etc. We will continue to review the qualitative factors each quarter for possible adjustments, as appropriate. Although there was no impact from qualitative factors to our allowance requirements, the combined effect of lower historical loss rates, updated during this reporting period to include a change in methodology as described above, along with improving credit metrics and a continued decline in classified loans of $18.5 million from September 30, 2013, reduced our allocated allowance requirement by $5.4 million. This reduction of $5.4 million to our allocated allowance requirement and along with net recoveries of $1.3 million during the fourth quarter of 2013, resulted in a loan loss provision recapture of $6.8 million for the quarter ended December 31, 2013.

During the third quarter of 2013, in light of continued improvement in certain underlying credit conditions that affect key segments (e.g. commercial real estate, commercial and industrial and dairy & livestock) within the Bank’s loan portfolio, we reduced loss factors related to several of the qualitative factors including (i) changes in economic and business conditions, (ii) changes in volume and severity of past due loans and volume of nonaccrual and classified loans, (iii) changes in the collateral value of collateral-dependent loans, and (iv) certain qualitative factors pertaining specifically to the dairy & livestock segment, which experienced improvement in both industry and borrower factors. The improvements noted included, but are not limited to, (i) better economic conditions and rising home values, improving consumer confidence and spending creating revenue growth generally for businesses we serve, (ii) improvement in cash flows of our business customers generally resulting in lower rates of loan delinquency and lower levels of classified loans for the Bank, (iii) improving rental rates, reduced vacancies, and better absorption rates for commercial real estate in real estate markets we serve resulting in rising collateral values for collateral-dependent loans, and (iv) improving conditions in the dairy & livestock segment, including higher milk prices and lower feed costs industry-wide that resulted in better operating results for our borrowers. The impact of these changes to our factors in addition to a significant decline in classified loans of $40.3 million from June 30, 2013 which, based on our methodologies, reduced our allowance requirement by $3.8 million resulting in a loan loss provision recapture of $3.8 million for the third quarter of 2013. This compares to a $6.2 million loan loss provision recapture for the second quarter of 2013. Future adjustments will then, as now, be based on an evaluation of all relevant facts and circumstances that we determine in our best judgment are necessary to reflect current conditions as they may impact overall loan loss rates and improve our ability to estimate losses inherent in the Bank’s loan portfolio.

While we believe that the allowance at December 31, 2013, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Summary of Loan Loss Experience (Covered Loans)

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$—	$—
Loans charged-off	—	81
Recoveries	—	738

Provision charged to operating expense	—	(657)

Allowance for loan losses at end of period	$—	$—

While we believe that the allowance at December 31, 2013, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated for non-covered loans. The allocations presented should not be interpreted as an indication that loans charged to the allowance for loan losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category, represents the total amount available for future losses that may occur within these categories.

Allocation of Allowance for Loan losses (Non-Covered Loans)

	December 31,
	2013		2012		2011		2010		2009
	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category
					(Dollars in thousands)
Commercial and industrial	$10,834	15.1%	$11,652	16.8%	$10,654	15.3%	$11,472	13.6%	$7,530	11.4%
Real estate:
Commercial real estate	39,402	65.0%	47,457	61.1%	47,841	60.4%	40,234	58.6%	38,480	55.0%
Construction	1,305	1.4%	2,291	1.8%	4,947	2.4%	10,188	4.1%	21,222	7.3%
SFR mortgage	2,718	5.6%	3,448	4.9%	4,032	5.4%	3,295	6.4%	3,735	7.4%
Dairy & livestock and agribusiness	11,728	8.7%	18,696	10.3%	17,278	10.8%	36,061	11.2%	31,051	11.7%
Muni lease finance receivables	2,335	2.6%	1,588	3.2%	2,403	3.5%	2,172	3.8%	1,724	4.4%
Consumer and other loans	960	1.6%	1,170	1.9%	1,590	2.2%	1,034	2.3%	1,004	2.8%
Unallocated	5,953	—	6,139	—	5,219	—	803	—	4,178	—

Total	$75,235	100.0%	$92,441	100.0%	$93,964	100.0%	$105,259	100.0%	$108,924	100.0%

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $4.89 billion at December 31, 2013. This represented an increase of $116.6 million, or 2.44%, over total deposits of $4.77 billion at December 31, 2012. This increase was due to organic growth primarily from our Centers. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2013, 2012 and 2011 in the table below.

	For the Year Ended December 31,
	2013		2012		2011
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$2,452,689	—	$2,220,714	—	$1,905,605	—
Interest-bearing deposits
Investment Checking	308,935	0.05%	315,082	0.05%	343,150	0.10%
Money Market	1,080,080	0.28%	1,131,268	0.32%	1,135,742	0.40%
Savings	263,298	0.11%	268,801	0.14%	262,236	0.26%
Time deposits	698,905	0.19%	767,533	0.23%	910,965	0.34%

Total deposits	$4,803,907		$4,703,398		$4,557,698

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average demand deposits totaled $2.45 billion for 2013, representing an increase of $232.0 million, or 10.45%, from average demand deposits of $2.22 billion for 2012. Average noninterest-bearing demand deposits represented 51.06% of total average deposits for 2013, compared to 47.22% of total average deposits for 2012.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $1.65 billion for 2013, representing a decrease of $62.8 million, or 3.66%, from average savings deposits of $1.72 billion for 2012.

Average time deposits totaled $698.9 million for 2013, representing a decrease of $68.6 million, or 8.94%, from total average time deposits of $767.5 million for 2012.

The following table provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2013.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2013
(Dollars in thousands)
3 months or less	$444,484
Over 3 months through 6 months	75,828
Over 6 months through 12 months	79,114
Over 12 months	12,444

Total	$611,870

FHLB Advances and other Borrowed Funds

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 13.59% for 2013, compared to 15.46% for 2012.

The following table summarizes information about our term FHLB advances repurchase agreements and other borrowings outstanding as of the dates indicated:

	Repurchase Agreements	FHLB Advances	Other Borrowings
	(Dollars in thousands)
At December 31, 2013
Amount outstanding	$643,251	$199,206	$69,000
Weighted-average interest rate	0.29%	4.52%	0.06%
For the year ended December 31, 2013
Highest amount at month-end	$643,251	$199,206	$69,000
Daily-average amount outstanding	$543,656	$199,079	$12,554
Weighted-average interest rate	0.28%	4.52%	0.16%
At December 31, 2012
Amount outstanding	$473,244	$198,934	$26,000
Weighted-average interest rate	0.28%	4.52%	0.12%
For the year ended December 31, 2012
Highest amount at month-end	$537,109	$448,821	$26,000
Daily-average amount outstanding	$496,978	$362,741	$411
Weighted-average interest rate	0.31%	4.17%	0.15%
At December 31, 2011
Amount outstanding	$509,370	$448,662	$—
Weighted-average interest rate	0.35%	3.89%	—
For the year ended December 31, 2011
Highest amount at month-end	$581,579	$548,639	$—
Daily-average amount outstanding	$530,924	$547,987	50,828
Weighted-average interest rate	0.38%	3.82%	0.06%

At December 31, 2013, our borrowings included $199.2 million in term FHLB advances, $643.3 million of repurchase agreements, and $69.0 million of other borrowings. At December 31, 2012, our borrowings included $198.9 million in term FHLB advances, $473.2 million in repurchase agreements and other borrowings of $26.0 million.

At December 31, 2013, borrowed funds totaled $911.5 million. This represented a decrease of $213.3 million, or 30.55%, from total borrowed funds of $698.2 million at December 31, 2012. During 2012, we redeemed $250.0 million of our FHLB advances, which carried an average coupon of 3.39% and a weighted average remaining life of 2.6 years. The repayment of these advances, which resulted in a $20.4 million pre-tax debt termination expense as reflected in other operating expense, was funded from Citizens Business Bank deposits. During 2011, we prepaid $100.0 million of our FHLB advances, which carried an interest rate of 2.89% and was scheduled to mature in April 2013. The repayment of this debt resulted in a $3.3 million prepayment charge. At December 31, 2013, we had $69.0 million of overnight borrowings with the FHLB at a cost of 6 basis points.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2013 and December 31, 2012, total customer repurchases were $643.3 million and $473.2 million, respectively, with weighted average interest rates of 0.29% and 0.28%, respectively.

We entered into borrowing agreements with the Federal Home Loan Bank. We had outstanding balances of $199.2 million under these agreements at December 31, 2013 and $198.9 million at December 31, 2012. The weighted average interest rate was 4.52% at December, 2013 and 2012. The FHLB holds certain investment securities and loans as collateral for these borrowings.

At December 31, 2013, $2.31 billion of loans and $2.60 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2013:

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$4,890,631	$4,874,625	$12,108	$239	$3,659
Customer repurchase agreements (1)	643,251	643,251	—	—	—
FHLB advances (1)	199,206	—	199,206	—	—
Other borrowings	69,000	69,000	—	—	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	9,449	871	1,430	640	6,508
Operating leases	20,081	4,936	8,287	4,776	2,082
Advertising agreements	4,750	1,750	1,600	1,400	—

Total	$5,862,142	$5,594,433	$222,631	$7,055	$38,023

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

At December 31, 2013, the Bank had $69.0 million of overnight borrowings with the FHLB at a cost of 6 basis points.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2013:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitments to extend credit:
Commercial and Industrial	$324,905	$250,651	$55,770	$14,496	$3,988
Real estate:
Commercial real estate	68,058	24,212	18,659	12,530	12,657
Construction	15,280	13,805	1,475	—	—
Dairy & livestock and agribusiness (1)	119,585	91,165	28,420	—	—
Consumer and other loans	61,075	7,151	1,688	7,500	44,736

Total Commitment to extend credit	588,903	386,984	106,012	34,526	61,381
Obligations under letters of credit	37,029	34,204	2,825	—	—

Total	$625,932	$421,188	$108,837	$34,526	$61,381

(1)	Total commitment to extend credit to agribusiness was $4.5 million at December 31, 2013.

As of December 31, 2013, we had commitments to extend credit of approximately $588.9 million, and obligations under letters of credit of $37.0 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded a provision for unfunded loan commitments of $500,000 for 2013, compared to a $1.0 million recapture of the provision for 2012. The Company had a reserve for unfunded loan commitments of $9.1 million as of December 31, 2013 and $8.6 million as of December 31, 2012 included in other liabilities.

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

The Company’s equity capital was $771.9 million at December 31, 2013. This represented an increase of $8.9 million, or 1.17%, from equity capital of $763.0 million at December 31, 2012. The increase in 2013 resulted primarily from $95.6 million in net earnings and $6.4 million for shares issued pursuant to our stock-based compensation plan, offset by a decrease of $52.6 million in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio and $40.5 million for common stock dividends declared.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At December 31, 2013, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

For further information about our capital ratios, see Item 1 — Business — Capital Adequacy Requirements.

During 2013, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.385 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first nine months of 2013, we repurchased zero of our common stock outstanding. As of December 31, 2013, we have 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of December 31, 2013 and December 31, 2012.

			December 31, 2013		December 31, 2012
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	11.30%	11.20%	11.50%	11.21%
Tier 1 risk-based capital ratio	4.00%	6.00%	17.83%	17.67%	18.23%	17.77%
Total risk-based capital ratio	8.00%	10.00%	19.09%	18.93%	19.49%	19.03%

As a result of recently adopted federal regulatory changes to capital requirements (Basel III), which will become effective for us commencing in 2015, our board of directors, in consultation with management, will continue to assess the adequacy and components of our capital to ensure that we meet all required regulatory standards.

RISK MANAGEMENT

All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Our Board of Directors (Board) and executive management team have overall and ultimate responsibility for management of these risks, which they carry out through committees with specific and well-defined risk management functions. The Risk Management Plan that we have adopted seeks to implement the proper control and management of key risk factors inherent in the operation of the Company and the Bank. Some of the key risks that we must manage are credit risks, asset/liability, interest rate and market risks, counterparty risk, transaction risk, compliance risk, strategic risk, cybersecurity risk, price risk and foreign exchange risk. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Division monitor these risks to minimize exposure to the Company. The Board and its committees work closely with management in overseeing risk. Each Board committee receives reports and information regarding risk issues directly from management.

Credit Risk Management

Loans represent the largest component of assets on our balance sheet and their related credit risk is among the most significant risks we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk is found in all activities where success depends on a counter party, issuer, or borrower performance. Credit risk arises through the extension of loans and leases, certain securities, and letters of credit.

Severe hurricanes, storms, earthquakes, drought and other weather conditions, as well as natural disasters and problems related to possible climate changes, may from time-to-time cause or create the risk of damage to facilities, buildings, property or other assets of Bank customers, borrowers or municipal debt issuers. This could in turn affect their financial condition or results of operations and as a consequence their ability or capacity to repay debt or fulfill other obligations to the Bank. While we do not currently have reason to believe that any of the Bank’s loans or municipal securities are materially impaired as a result of such damage, there can be no assurance that this will continue to be the case, particularly where recent storms and natural disasters whose impact is still being evaluated by the concerned parties.

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

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for loan losses by charging a provision for loan losses to earnings. Loans, including impaired loans, determined to be losses are charged against the allowance for loan losses. Our allowance for loan losses is maintained at a level considered by us to be appropriate to provide for estimated probable losses inherent in the existing portfolio. In this regard, it is important to note that the Bank’s practice with regard to impaired loans, including modified loans or troubled debt restructurings that are classified as impaired, is to generally charge off any impairment amount against the ALLL upon evaluating the loan using one of the three methods described in ASC 310-10-35 at the time a probable loss becomes recognized. As such, the Bank’s specific allowance for impaired loans, including troubled debt restructurings, is relatively low as a percentage of impaired loans outstanding since any known impairment amount will generally have been charged off.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. We employ a systematic methodology that is intended to reduce the differences between estimated and actual losses.

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

The Bank evaluates a loan’s collectability from information developed through our loan risk rating system and process, and other sources of information that assist management in monitoring loan performance (e.g. past due loan reports). The Bank then identifies loans for evaluation of impairment and establishes specific allowances in cases where we have identified significant conditions or circumstances related to a credit that we believe indicates the probability that a loss has been incurred. We perform a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. We then determine the impairment under ASC 310-10, which requires judgment and estimates, and allocate a portion of the allowance for losses as a specific allowance for each of these loans, or charge off the impairment amount as described above. The eventual outcomes may differ from the estimates used to determine the impairment amount.

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

Refer to additional discussion concerning loans, nonperforming assets, allowance for loan losses and related tables under the Analysis of Financial Condition contained herein.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Liquidity and Cash Flow

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For 2013, the loan to deposit ratio averaged 70.64%, compared to an average ratio of 72.95% for 2012 and 77.80 for 2011. The ratio of loans to deposits and customer repurchases averaged 63.46% for 2013, 65.98% for 2012 and 69.68% for 2011.

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

At December 31, 2013, approximately $52.6 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. See Item 1 — Business — Regulation and Supervision — Dividends. As of December 31, 2013, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $111.8 million for 2013, compared to $154.8 million for 2012, and $130.0 million for 2011, respectively. The decrease in cash provided by operating activities in 2013 was due primarily to the decrease in interest and dividends received, an increase in income taxes paid, and a decrease in proceeds from FDIC shared-loss agreements, partially offset by a decrease in net cash paid to vendors and employees.

Cash used in investing activities totaled $378.5 million for 2013, compared to cash used in investing activities of $221.1 million and $86.7 million for 2012 and 2011, respectively. The cash used in investing activities in 2013 was primarily the result of an increase in loan and lease finance receivables, and a decrease in proceeds from repayment and sale of investment securities, partially offset by an increase in proceeds from sale of investment securities and a decrease in purchases of investment securities during 2013.

Net cash provided by financing activities totaled $262.9 million for 2013, compared to net cash used in financing activities of $180.6 million and $102.3 million for 2012 and 2011, respectively. The cash provided by financing activities during 2013 was primarily due to deposits, customer repurchase agreements, and borrowings, partially offset by $41.2 million for repayment of junior subordinated debentures in 2013.

At December 31, 2013, cash and cash equivalents totaled $94.7 million. This represented a decrease of $3.7 million, or 3.80%, over a total of $98.4 million at December 31, 2012.

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

The table below provides the actual balances as of December 31, 2013 of interest-earning assets (net of deferred loan fees and allowance for loan losses) and interest-bearing liabilities, including the average rate earned or paid for 2013, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2013	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
	(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,663,642	2.37%	$226,118	$425,792	$264,542	$915,912	$831,278	$2,663,642
Investment securities held-to-maturity	1,777	5.81%	—	—	—	1,777	—	2,296
Investment in FHLB stock	32,331	4.45%	—	—	—	—	32,331	32,331
Interest-earning deposits with other institutions	75,917	0.45%	75,917	—	—	—	—	75,917
Loans held-for-sale	3,667	3.57%	3,667	—	—	—	—	8,897
Loans and lease finance receivables (2)	3,559,020	4.89%	554,785	237,609	210,851	273,409	2,282,366	3,527,725

Total interest-earning assets	$6,336,354		$860,487	$663,401	$475,393	$1,191,098	$3,145,975	$6,310,808

Interest-bearing liabilities:
Interest-bearing deposits	$2,327,651	0.21%	$2,311,645	$9,991	$2,117	$22	$3,876	$2,328,488
Borrowings	911,457	1.46%	712,251	—	199,206	—	—	932,408
Junior subordinated debentures	25,774	1.99%	—	—	—	—	25,774	25,819

Total interest-bearing liabilities	$3,264,882		$3,023,896	$9,991	$201,323	$22	$29,650	$3,286,715

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Average rate does not reflect discount accretion on covered loans.

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

The table below provides the Bank’s maturity/re-pricing gap analysis at December 31, 2013, and 2012. We had a negative cumulative 180-day gap of $967.1 million and a negative cumulative 365-days gap of $525.4 million at December 31, 2013. This represented an increase of $491.5 million, over the 180-day cumulative negative gap of $475.7 million at December 31, 2012. In theory, this would indicate that at December 31, 2013, $967.1 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

Asset and Liability Maturity/Repricing Gap

	December 31, 2013
	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
	(Dollars in thousands)
Earning Assets:
Interest-earning deposits with other institutions	$5,917	$—	$70,000	$—	$75,917
Investment securities at carrying value	128,716	91,941	191,730	2,253,032	2,665,419
Loans held-for-sale	3,667	—	—	—	3,667
Gross loans, net of deferred fees	1,046,903	152,211	275,443	2,084,463	3,559,020

Total	$1,185,203	$244,152	$537,173	$4,337,495	$6,304,023

Interest Bearing Liabilities:
Savings deposits	$1,088,875	$—	$—	$557,236	$1,646,111
Time deposits	475,383	94,192	95,478	16,487	681,540
FHLB advances and other borrowings	712,251	—	—	199,206	911,457
Junior subordinated debentures	25,774	—	—	—	25,774

Total	$2,302,283	$94,192	$95,478	$772,929	$3,264,882

Period gap	$(1,117,080)	$149,960	$441,695	$3,564,566	$3,039,141

Cumulative gap	$(1,117,080)	$(967,120)	$(525,425)	$3,039,141

	December 31, 2012
	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
	(Dollars in thousands)
Earning Assets:
Interest-earning deposits with other institutions	$11,157	$—	$70,000	$—	$81,157
Investment securities at carrying value	163,299	218,028	323,120	1,746,990	2,451,437
Loans held-for-sale	—	—	—	—	0
Gross loans, net of deferred fees	1,174,504	175,338	249,605	1,873,425	3,472,872

Total	$1,348,960	$393,366	$642,725	$3,620,415	$6,005,466

Interest Bearing Liabilities:
Savings deposits	$1,048,925	$—	$—	$589,902	$1,638,827
Time deposits	510,704	92,091	95,083	16,289	714,167
FHLB advances and other borrowings	499,244	—	—	198,934	698,178
Junior subordinated debentures	67,012	—	—	—	67,012

Total	$2,125,885	$92,091	$95,083	$805,125	$3,118,184

Period gap	$(776,925)	$301,275	$547,642	$2,815,290	$2,887,282

Cumulative gap	$(776,925)	$(475,650)	$71,992	$2,887,282

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

Approximately $1.75 billion, or 66%, of the total investment portfolio at December 31, 2013 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2013:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(2.42%)
- 100 basis points	(0.36%)

(1)	Changes from the base case for a 12-month period.

Based on our current models, we believe that the interest rate risk profile of the balance sheet is slightly liability-sensitive over a two year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We have one issuance of a trust preferred security totaling $4.9 million with a large financial institution.

•	Most of our investment securities are either municipal securities, callable agencies or securities backed by mortgages, Fannie Mae, Freddie Mac, SBA or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of A or above.

•

We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A- or greater and one company is not rated.

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

•

We have $456.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

•	Our secured borrowing capacity with the FHLB was $2.29 billion, of which $2.06 billion was available as of December 31, 2013.

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

Strategic risks are identified as part of the strategic planning process. Offsite strategic planning sessions, with members of the Board of Directors and Senior Leadership, are held annually. The strategic review consists of an economic assessment, competitive analysis, industry outlook and legislative and regulatory review.

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

Cybersecurity Risk

Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, financial control, customer internet banking, data processing systems or applications. These risks could be heightened as the Bank seeks to implement mobile banking services in response to customer and market adoption trends. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action. While we have implemented various measures which seek to protect our Company and Bank from the risk of fraud, data security breaches or service interruptions, there can be no assurance that these measures will be effective in preventing breaches or losses for us or our customers.

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

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We currently do not enter into futures, forwards, or option contracts. For quantative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability and Market Risk Management of the Company”, included in Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations presented elsewhere in this report. Our analysis of market risk and market sensitive financial information contain forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2013.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CVB Financial Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 3, 2014

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

During the fiscal quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following table summarizes information as of December 31, 2013 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,105,843	$10.61	1,526,828
Equity compensation plans not approved by security holders	—	$—	—

Total	2,105,843	$10.61	1,526,828

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1) All Financial Statements

Reference is made to the Index to Financial Statements on page 85 for a list of financial statements filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements on page 85 for the listing of supplementary financial statement schedules required by this item.

(3) Exhibits

The listing of exhibits required by this item is set forth in the Index to Exhibits on page 153 of this Annual Report on Form 10-K.

(b)	Exhibits

See Index to Exhibits on Page 153 of this Form 10-K.

(c)	Financial Statement Schedules

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2014.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS

Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD O. KRUSE Ronald O. Kruse	Chairman of the Board	March 3, 2014

/s/ GEORGE. A. BORBA, JR. George A. Borba, Jr.	Director	March 3, 2014

/s/ STEPHEN A. DEL GUERCIO Stephen A. Del Guercio	Director	March 3, 2014

/s/ ROBERT M. JACOBY Robert M. Jacoby	Director	March 3, 2014

/s/ RAYMOND V. O’BRIEN III Raymond V. O’Brien	Director	March 3, 2014

/s/ HAL W. OSWALT Hal W. Oswalt	Director	March 3, 2014

/s/ SAN E. VACCARO San E. Vaccaro	Director	March 3, 2014

/s/ D. LINN WILEY D. Linn Wiley	Vice Chairman	March 3, 2014

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ RICHARD C. THOMAS Richard C. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$88,776	$87,274
Interest-earning balances due from Federal Reserve	5,917	11,157

Total cash and cash equivalents	94,693	98,431

Interest-earning balances due from depository institutions	70,000	70,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,679,727 at December 31, 2013, and $2,374,816 at December 31, 2012)	2,663,642	2,449,387
Investment securities held-to-maturity	1,777	2,050
Investment in stock of Federal Home Loan Bank (FHLB)	32,331	56,651
Non-covered loans held-for-sale	3,667	—
Loans and lease finance receivables, excluding covered loans	3,385,916	3,252,313
Allowance for loan losses	(75,235)	(92,441)

Net loans and lease finance receivables	3,310,681	3,159,872

Covered loans and lease finance receivables, net	160,315	195,215
Premises and equipment, net	32,831	35,080
Bank owned life insurance	123,168	119,744
Accrued interest receivable	22,051	22,355
Intangibles	2,261	3,389
Goodwill	55,097	55,097
FDIC loss sharing asset	4,764	18,489
Non-covered other real estate owned	6,475	14,832
Covered other real estate owned	504	1,067
Income taxes	59,786	16,978
Other assets	20,924	44,727

TOTAL ASSETS	$6,664,967	$6,363,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,562,980	$2,420,993
Interest-bearing	2,327,651	2,352,994

Total deposits	4,890,631	4,773,987
Customer repurchase agreements	643,251	473,244
FHLB advances	199,206	198,934
Other borrowings	69,000	26,000
Accrued interest payable	1,111	1,493
Deferred compensation	9,449	8,781
Junior subordinated debentures	25,774	67,012
Other liabilities	54,658	50,943

TOTAL LIABILITIES	5,893,080	5,600,394

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 105,370,170 at December 31, 2013, and 104,889,586 at December 31, 2012.	491,068	484,709
Retained earnings	290,149	235,010
Accumulated other comprehensive income, net of tax	(9,330)	43,251

Total stockholders’ equity	771,887	762,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,664,967	$6,363,364

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Interest income:
Loans and leases, including fees	$166,775	$183,146	$194,504
Accretion on acquired loans	12,856	22,607	12,586

Total loans and leases, including fees	179,631	205,753	207,090

Investment securities:
Taxable	28,374	32,025	37,310
Tax-advantaged	22,025	22,718	23,640

Total investment income	50,399	54,743	60,950
Dividends from FHLB stock	2,033	671	242
Federal funds sold	221	616	995
Interest-earning deposits with other institutions	489	439	443

Total interest income	232,773	262,222	269,720
Interest expense:
Deposits	4,887	5,911	8,708
Borrowings	10,999	16,662	23,002
Junior subordinated debentures	621	2,699	3,329

Total interest expense	16,507	25,272	35,039

Net interest income before provision for loan losses	216,266	236,950	234,681
Provision for loan losses	(16,750)	—	7,068

Net interest income after provision for loan losses	233,016	236,950	227,613

Noninterest income:
Impairment loss on investment securities	—	—	(254)
Plus: Reclassification of credit-related impairment loss from other comprehensive income	—	—	(402)

Net impairment loss on investment securities recognized in earnings	—	—	(656)
Service charges on deposit accounts	15,923	16,106	15,768
Trust and investment services	8,071	8,169	8,683
Bankcard services	3,481	3,650	3,144
BOLI income	2,511	2,973	3,259
Gain on sale of securities, net	2,094	—	—
(Decrease) increase in FDIC loss sharing asset, net	(12,860)	(21,916)	171
Other	6,067	6,921	3,847

Total noninterest income	25,287	15,903	34,216

Noninterest expense:
Salaries and employee benefits	71,015	68,496	69,993
Occupancy and equipment	14,504	15,473	16,583
Professional services	5,709	7,170	15,031
Software licenses and maintenance	4,671	4,279	3,669
Promotion	4,681	4,869	4,977
Provision for unfunded loan commitments	500	(1,000)	(918)
Amortization of intangible assets	1,127	2,159	3,481
Debt termination expense	—	20,379	3,310
OREO expense	856	2,146	6,729
Insurance reimbursements	(4,155)	(921)	—
Other	15,120	15,110	18,170

Total noninterest expense	114,028	138,160	141,025

Earnings before income taxes	144,275	114,693	120,804

Income taxes	48,667	37,413	39,071

Net earnings	$95,608	$77,280	$81,733

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period	$(88,562)	$3,074	$61,490
Less: Reclassification adjustment for net gain on securities included in net income	(2,094)	—	(656)

Other comprehensive (loss) income, before tax	(90,656)	3,074	60,834
Less: income tax benefit (expense) related to items of other comprehensive income	38,075	(1,292)	(25,550)

Other comprehensive (loss) income, net of tax	(52,581)	1,782	35,284

Comprehensive income	$43,027	$79,062	$117,017

Basic earnings per common share	$0.91	$0.74	$0.77
Diluted earnings per common share	$0.91	$0.74	$0.77
Cash dividends declared per common share	$0.385	$0.34	$0.34

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance January 1, 2011	106,076	$490,226	$147,444	$6,185	$643,855
Repurchase of common stock	(1,595)	(12,527)			(12,527)
Exercise of stock options	9	59			59
Tax benefit from exercise of stock options		1			1
Shares issued pursuant to stock-based compensation plan	(8)	2,214			2,214
Cash dividends declared on
Common ($0.34 per share)			(35,805)		(35,805)
Net earnings			81,733		81,733
Other comprehensive income				35,284	35,284

Balance December 31, 2011	104,482	479,973	193,372	41,469	714,814

Repurchase of common stock	(5)	(54)			(54)
Exercise of stock options	292	2,557			2,557
Tax benefit from exercise of stock options		194			194
Shares issued pursuant to stock-based compensation plan	121	2,039			2,039
Cash dividends declared on
Common ($0.34 per share)			(35,642)		(35,642)
Net earnings			77,280		77,280
Other comprehensive income				1,782	1,782

Balance December 31, 2012	104,890	484,709	235,010	43,251	762,970

Repurchase of common stock	(42)	(559)			(559)
Exercise of stock options	428	4,517			4,517
Tax benefit from exercise of stock options		475			475
Shares issued pursuant to stock-based compensation plan	94	1,926			1,926
Cash dividends declared on
Common ($0.385 per share)			(40,469)		(40,469)
Net earnings			95,608		95,608
Other comprehensive income				(52,581)	(52,581)

Balance December 31, 2013	105,370	$491,068	$290,149	$(9,330)	$771,887

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$244,205	$264,482	$270,885
Service charges and other fees received	30,494	36,399	33,855
Interest paid	(16,616)	(27,034)	(36,226)
Net cash paid to vendors and employees	(93,076)	(130,605)	(123,675)
Income taxes paid	(53,200)	(7,455)	(57,000)
Proceeds from FDIC loss share agreement	4	18,974	42,179

Net cash provided by operating activities	111,811	154,761	130,018

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB stock	24,320	16,038	14,055
Proceeds from sale of investment securities	99,155	—	—
Proceeds from repayment of investment securities	414,881	559,187	373,740
Proceeds from maturity of investment securities	80,546	84,345	90,342
Purchases of investment securities	(920,657)	(942,710)	(816,386)
Net (increase) decrease in loan and lease finance receivables	(87,276)	48,001	232,164
Proceeds from sales of premises and equipment	25	27	191
Purchase of premises and equipment	(2,421)	(4,271)	(1,676)
Proceeds from sales of other real estate owned	12,971	18,295	20,907

Net cash used in investing activities	(378,456)	(221,088)	(86,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	149,271	292,422	338,443
Net decrease in time deposits	(32,627)	(122,983)	(252,723)
Repayment of FHLB advances	—	(250,000)	(100,000)
Repayment of junior subordinated debentures	(41,238)	(48,043)	(5,000)
Net increase (decrease) in other borrowings	43,000	26,000	(1,917)
Net increase (decrease) in customer repurchase agreements	170,007	(36,126)	(32,818)
Cash dividends on common stock	(29,939)	(44,552)	(35,805)
Repurchase of common stock	(559)	(54)	(12,527)
Proceeds from exercise of stock options	4,517	2,557	59
Tax benefit related to exercise of stock options	475	194	1

Net cash provided by (used in) financing activities	262,907	(180,585)	(102,287)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,738)	(246,912)	(58,932)
CASH AND CASH EQUIVALENTS, beginning of period	98,431	345,343	404,275

CASH AND CASH EQUIVALENTS, end of period	$94,693	$98,431	$345,343

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$95,608	$77,280	$81,733
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(2,094)	—	—
(Gain) loss on sale of premises and equipment, net	(14)	70	(41)
Gain on sale of other real estate owned	(3,048)	(1,393)	(722)
Credit-related impairment loss on investment securities held-to-maturity	—	—	656
Amortization of capitalized prepayment penalty on borrowings	272	272	272
Increase in bank owned life insurance	(2,435)	(3,612)	(3,259)
Net amortization of premiums and discounts on investment securities	27,064	24,082	14,105
Accretion of SJB discount	(12,856)	(22,607)	(12,275)
Provision for loan losses	(16,750)	—	7,068
Provision for unfunded loan commitments	500	(1,000)	(918)
Valuation adjustment on other real estate owned	489	1,047	5,139
Change in FDIC loss share asset	12,860	21,916	(171)
Proceeds from FDIC loss share agreement	4	18,974	42,179
Stock-based compensation	1,926	2,039	2,214
Depreciation and amortization, net	2,449	7,532	9,648
Change in accrued interest receivable	304	1,157	135
Change in accrued interest payable	(382)	(2,033)	(1,459)
Change in other assets and liabilities	7,914	31,037	(14,286)

Total adjustments	16,203	77,481	48,285

NET CASH PROVIDED BY OPERATING ACTIVITIES	$111,811	$154,761	$130,018

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$3,533	$—	$20,641
Transfer of loans to other real estate owned	$1,492	$10,246	$32,331

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2013

1. BUSINESS

The consolidated financial statements include the accounts of CVB Financial Corp. and its wholly owned subsidiaries (“we”, “our” or the “Company”): Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County, California. The Bank operates 38 Business Financial Centers, six Commercial Banking Centers, and three trust office locations with its headquarters located in the city of Ontario, California.

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

The internal reporting of the Company considers all business units. Funds are allocated to each business unit based on its need to fund assets (use of funds) or its need to invest funds (source of funds). Net income is determined based on the actual net income of the business unit plus the allocated income or expense based on the sources and uses of funds for each business unit. Noninterest income and noninterest expense are those items directly attributable to a business unit.

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

Loans Held-for-Sale — Loans held-for-sale include mortgage loans originated for resale and other non-covered or covered loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value. Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Cost generally approximates fair value at any reporting date, if the mortgage loans were recently originated. The transfer of the loan(s) to held-for-sale is done at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for loan losses (“ALLL”). Any subsequent decline in value or any subsequent gain on sale of the loan is recorded to current earnings and reported as part of other noninterest income. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any loans sold.

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

Troubled Debt Restructurings — Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions, which in turn result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. As a result of these concessions, restructured loan are considered impaired, and the measurement of impairment is based on the Company’s policy for impaired loans. In addition, the Company may provide a concession to the debtor where it offers collateral and the value of such collateral is significant in proportion to the nature of the concession requested, and it substantially reduces the Company’s risk of loss. In such cases, these modifications are not considered a TDR as, in substance, no concession was made as a result of the significant additional collateral obtained.

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

Impaired Loans — A loan is generally considered impaired when based on current events and information it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan, including a restructured loan, for which there is an insignificant delay relative to the frequency of payments due, and/or the original contractual maturity, is not considered an impaired loan. Generally, impaired loans include loans on nonaccrual status and TDRs.

The Company’s policy is to record a specific valuation allowance, which is included in the allowance for loan losses, or to charge off that portion of an impaired loan that represents the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, is generally charged off and recorded against the allowance for loan losses at the time impairment is measurable and a probable loss is determined. As a result, most of the TDRs have no specific allowance allocated because, consistent with the Company’s stated practice, any impairment is typically charged off in the period in which it is identified. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may also measure impairment based on an observable market price for the loan, or the value of the collateral, for collateral dependent loans. Impairment on collateral dependent restructured loans is measured by determining the amount by which our recorded investment in the impaired loan exceeds the fair value of the collateral less estimated selling costs. The fair value is generally determined by one or more appraisals of the collateral, performed by a Company approved third-party independent appraiser. The majority of impaired loans that are collateral dependent are charged off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.

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

In the first phase, individual loans are reviewed to identify loans for impairment. Impairment is measured based on the Company’s policy for impaired loans for collateral dependent loans. If the Company determines that the fair value of the collateral is less than the recorded investment in the loan, the Company either recognizes an impairment reserve as a specific allowance, or charges off the impaired balance if it is determined that such amount represents a confirmed loss. Loans determined to be impaired are excluded from the formula allowance so as not to double count the loss exposure.

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, agricultural loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other behavioral characteristics of the subject portfolio over a relevant period.

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

In the fourth quarter ended December 31, 2013, the Bank implemented a change in its methodology to calculate the ALLL. Previously, the Bank used an annual three-year look-back period of historical losses, segmented by loan type, with the loss factors updated annually to include the current year’s loss experience in the fourth quarter of each year. External factors that were considered were the improving credit environment and the stabilizing economy. In determining the look-back period, management considered the period used to develop the historical loss rate should be long enough to capture sufficient loss data. We determined that a rolling twenty quarters look-back period was appropriate as of December 31, 2013 because the most recent three-year period provides insufficient data, with very low loss experience, and in some cases recoveries actually exceed losses within certain loan segments during the three year period. We believe the rolling twenty quarters look-back period is the best indicator of inherent losses within the loan portfolio as many of the economic factors in the early stages of the economic recovery still exist.

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

A provision for loan losses on the covered portfolio will be recorded if there is deterioration in the expected cash flows on covered loans as a result of deteriorated credit quality, compared to those previously estimated without regard to the reimbursement from the FDIC under the FDIC loss sharing agreement. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income as a (decrease) increase in the FDIC loss sharing asset. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are recognized by recording a provision for loan losses on acquired impaired loans. Loans accounted for as part of a pool are measured based on the expected cash flows of the entire pool.

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

Non-Covered Other Real Estate Owned — Non-covered other real estate owned (“OREO”) represents real estate acquired through foreclosure in lieu of repayment of commercial and real estate loans and is stated at fair value, less estimated costs to sell (fair value at time of foreclosure). Non-covered loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

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

Goodwill and Intangible Assets — Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2013.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Fair Value of Financial Instruments — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 19 of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Bank Owned Life Insurance — The Company invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a select group of employees. The Company is the owner and primary beneficiary of these policies. BOLI is recorded as an asset at the cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other noninterest income and are not subject to income tax.

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

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 16 of these consolidated financial statements.

Stock-Based Compensation — Consistent with the provisions of ASC 718, Stock Compensation, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At December 31, 2013, the Company has three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Additional information is included in Note 17 — Stock Option Plans and Restricted Stock Awards of the consolidated financial statements included herein.

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

CitizensTrust—This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario and Irvine. CitizensTrust has approximately $2.33 billion in assets under administration, including $1.74 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 14 at December 31, 2013, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements — In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than a liability when (1) the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. ASU No. 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-01, “Investments — Equity Method and joint Ventures (Topic 323) — Accounting for Investments in Qualified Affordable Housing Projects.” This ASU allows reporting entities to make an accounting policy election concerning investments in Low Income Housing Tax Credit (“LIHTC”) programs, that meet specified conditions, to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of LIHTC investments, that meet the specified conditions, may be amortized in proportion to the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. This ASU is effective beginning after December 15, 2014. This ASU is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$350,378	$22	$(23,875)	$326,525	12.26%
Residential mortgage-backed securities	1,391,631	13,100	(24,788)	1,379,943	51.81%
CMO’s / REMIC’s — residential	361,573	6,576	(1,974)	366,175	13.75%
Municipal bonds	571,145	18,839	(3,893)	586,091	22.00%
Other securities	5,000	—	(92)	4,908	0.18%

Total investment securities	$2,679,727	$38,537	$(54,622)	$2,663,642	100.00%

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$357,960	$1,588	$(248)	$359,300	14.67%
Residential mortgage-backed securities	862,196	25,529	(127)	887,598	36.24%
CMO’s / REMIC’s — residential	565,968	7,402	(1,410)	571,960	23.35%
Municipal bonds	583,692	41,920	(183)	625,429	25.53%
Other securities	5,000	100	—	5,100	0.21%

Total investment securities	$2,374,816	$76,539	$(1,968)	$2,449,387	100.00%

Approximately 78% of the available-for-sale portfolio at December 31, 2013 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2013 and 2012. The Bank has $560,000 in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored).

During 2013, management identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing a deterioration in yield. These securities were sold and the Company recognized a net pre-tax gain on sale of $2.1 million. There were no realized gains or losses for the year ended December 31, 2012 and 2011.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013, and 2012. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMO / REMICs — residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$51,134	$248	$—	$—	$51,134	$248
Residential mortgage-backed securities	55,118	127	—	—	55,118	127
CMO / REMICs — residential	74,784	572	69,042	838	143,826	1,410
Municipal bonds	13,110	162	975	21	14,085	183
Other securities	—	—	—	—	—	—

Total	$194,146	$1,109	$70,017	$859	$264,163	$1,968

The following summarizes management’s analysis of these securities and the unrealized losses. This assessment was based on the following factors: i) the length of the time and the extent to which the fair value has been less than amortized cost; ii) adverse condition specifically related to the security, an industry, or a geographic area and whether or not the Company expects to recover the entire amortized cost, iii) historical and implied volatility of the fair value of the security; iv) the payment structure of the security and the likelihood of the issuer being able to make payments in the future; v) failure of the issuer of the security to make scheduled interest or principal payments, vi) any changes to the rating of the security by a rating agency, and vii) recoveries or additional declines in fair value subsequent to the balance sheet date.

CMO Held-to-Maturity — the Company has one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as the

Bank has both the intent and ability to hold this debt security to maturity. The Bank acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 at the time the financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of December 31, 2013, the unrealized loss on this security was zero and the current fair value on the security was 76% of the current par value. This Alt-A bond, with a book value of $1.8 million as of December 31, 2013, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of December 31, 2013. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the years ended December 31, 2013, and 2012. The Company recorded credit related other-than-temporary impairment of $656,000 during the year ended December 31, 2011.

Government Agency & Government-Sponsored Enterprise — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of December 31, 2013, approximately $142.1 million in U.S. government agency bonds were callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs — Almost all of the available-for-sale mortgage-backed and CMO/REMICs securities are issued by government agencies or government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.4 years. Of the total MBS/CMO, 99.97% have the implied guarantee of U.S. government-sponsored agencies and enterprises. The remaining 0.03% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds — The majority of the Company’s municipal bonds are insured by the largest bond insurance companies with maturities of approximately 8.7 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2013.

On an ongoing basis, we monitor the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. We continue to monitor municipalities, which includes a review of the respective municipalities’ audited financial statements to determine whether there are any audit or performance issues. We use outside brokers to assist us in these analyses. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities are exhibiting financial problems that would lead us to believe that there is an OTTI for any given security.

At December 31, 2013, and 2012, investment securities having a carrying value of approximately $2.60 billion and $2.24 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	December 31, 2013
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$130,839	$133,540	2.73%
Due after one year through five years	1,914,879	1,924,890	2.32%
Due after five years through ten years	572,574	546,387	2.23%
Due after ten years	61,435	58,825	3.44%

Total	$2,679,727	$2,663,642	2.35%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2013.

5. COVERED ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired SJB and entered into a loss sharing agreements with the FDIC that is more fully discussed in the Significant Accounting Policies (Note 3) included herein. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain is the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

At December 31, 2013, the remaining discount associated with the SJB loans approximated $12.8 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $8.8 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.4 years and 1.3 years, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $4.8 million at December 31, 2013 will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life, which expires in October of 2014.

The following table provides a summary of the components of covered loan and lease finance receivables as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$20,461	$26,149
Real estate:
Commercial real estate	141,141	179,428
Construction	644	1,579
SFR mortgage	313	1,415
Dairy & livestock and agribusiness	6,000	5,651
Municipal lease finance receivables	—	—
Consumer and other loans	4,545	6,337

Gross covered loans	173,104	220,559
Less: Purchase accounting discount	(12,789)	(25,344)

Gross covered loans, net of discount	160,315	195,215
Less: Allowance for covered loan losses	—	—

Net covered loans	$160,315	$195,215

Covered Loans Held-for-Sale

The following table provides a summary of the activity related to covered loans held-for-sale for the years ended December 31, 2013, and 2012:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$—	$5,664
Sales of other loans	—	(3,745)
Write-down of loans held for sale	—	(1,219)
Payment on other loans	—	(700)

Balance, end of period	$—	$—

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

Credit risk ratings are also used by Management in deriving expectations for future cash flows of covered loans, in addition to managing the underlying credit quality and collection efforts for these loans. Changes in credit risk ratings on covered loans assist the Company in establishing assumptions used in estimating expected future cash flows, and do not necessarily represent a need to establish or reverse an allowance for loan losses for these loans.

The following table summarizes covered loans by internal risk ratings as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Pass	$38,961	$52,637
Watch list	74,369	72,803
Special mention	15,492	31,689
Substandard	44,241	63,354
Doubtful & loss	41	76

Total gross covered loans	$173,104	$220,559

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for covered loans. The ALLL for covered loans is determined separately from non-covered loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully discussed in Note 3—Summary of Significant Accounting Policies. As of December 31, 2013, and 2012, the Company had zero allowance for loan losses recorded for covered loans.

Other Real Estate Owned

The following table summarizes the activity related to covered other real estate owned for the years ended December 31, 2013, and 2012:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$1,067	$9,782
Additions	1,492	1,738
Dispositions	(1,639)	(9,867)
Valuation adjustments	(416)	(586)

Balance, end of period	$504	$1,067

FDIC Loss Sharing Asset

The following table summarizes the activity related to the FDIC loss sharing asset for the years ended December 31, 2013, and 2012:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$18,489	$59,453
FDIC share of additional losses, net of recoveries	(81)	1,111
Cash received from FDIC, net of refund	(4)	(18,974)
Net amortization (1)	(12,779)	(23,027)
Other reductions, net	(861)	(74)

Balance, end of period	$4,764	$18,489

(1)	Net amortization included accelerated amortization as a result of loans being paid off in full, sold, or transferred to covered OREO.

Through December 31, 2013, the Bank has submitted claims to the FDIC for net losses on covered loans totaling $122.8 million.

6. NON-COVERED LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of the components of non-covered loan and lease finance receivables:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$512,792	$547,422
Real estate:
Commercial real estate	2,207,515	1,990,107
Construction	47,109	59,721
SFR mortgage	189,233	159,288
Dairy & livestock and agribusiness	294,292	336,660
Municipal lease finance receivables	89,106	105,767
Consumer and other loans	55,103	60,273

Gross non-covered loans	3,395,150	3,259,238
Less: Deferred loan fees, net	(9,234)	(6,925)

Gross loans, net of deferred loan fees	3,385,916	3,252,313
Less: Allowance for non-covered loan losses	(75,235)	(92,441)

Net non-covered loans	$3,310,681	$3,159,872

As of December 31, 2013, 65.02% of the total non-covered loan portfolio consisted of commercial real estate loans and 1.39% of the total loan portfolio consisted of construction loans, respectively. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At December 31, 2013, the Company held approximately $1.64 billion of non-covered fixed rate loans.

At December 31, 2013 and December 31, 2012, loans totaling $2.31 billion and $2.32 billion, respectively, were pledged to secure the borrowings from the FHLB and the Federal Reserve Bank.

Non-Covered Loans Held-for-Sale

The following table provides a summary of the activity related to non-covered loans held-for-sale for the years ended December 31, 2013, and 2012:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$—	$348
Originations of mortgage loans	485	25,489
Sales of mortgage loans	(485)	(22,250)
Transfer of mortgage loans to held for investment	—	(3,587)
Sales of other loans	—	—
Transfers of other loans to held for sale	3,667	—
Write-down of loans held for sale	—	—

Balance, end of period	$3,667	$—

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

The following table summarizes each class of non-covered loans according to internal risk ratings as of December 31, 2013 and 2012:

	December 31, 2013
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$312,927	$128,068	$53,417	$17,950	$430	$512,792
Real estate:
Commercial real estate
Owner occupied	449,853	147,165	74,999	57,934	—	729,951
Non-owner occupied	1,104,065	242,431	81,088	49,980	—	1,477,564
Construction
Speculative	8,611	21	1,529	17,617	—	27,778
Non-speculative	6,940	3,190	—	9,201	—	19,331
SFR mortgage	152,500	20,485	3,302	12,946	—	189,233
Dairy & livestock and agribusiness	43,588	86,580	92,514	69,005	2,605	294,292
Municipal lease finance receivables	43,445	18,338	20,893	6,430	—	89,106
Consumer and other loans	43,225	6,938	3,449	1,491	—	55,103

Total non-covered gross loans	$2,165,154	$653,216	$331,191	$242,554	$3,035	$3,395,150

	December 31, 2012
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$347,275	$131,186	$44,466	$22,901	$1,594	$547,422
Real estate:
Commercial real estate
Owner occupied	382,111	159,653	78,087	84,116	—	703,967
Non-owner occupied	888,777	214,901	105,121	77,341	—	1,286,140
Construction
Speculative	1,417	—	15,163	21,314	—	37,894
Non-speculative	9,841	2,767	—	9,219	—	21,827
SFR mortgage	129,730	10,215	3,107	16,236	—	159,288
Dairy & livestock and agribusiness	72,113	111,393	75,316	77,721	117	336,660
Municipal lease finance receivables	72,432	20,237	11,124	1,974	—	105,767
Consumer and other loans	49,321	6,763	2,714	1,421	54	60,273

Total non-covered gross loans	$1,953,017	$657,115	$335,098	$312,243	$1,765	$3,259,238

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at December 31, 2013 and 2012. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for non-covered held-for-investment loans by portfolio segment as of December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
	Ending Balance December 31, 2012	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$11,652	$(2,491)	$759	$914	$10,834
Real estate:
Commercial real estate	47,457	—	402	(8,457)	39,402
Construction	2,291	—	703	(1,689)	1,305
SFR mortgage	3,448	(252)	367	(845)	2,718
Dairy & livestock and agribusiness	18,696	—	109	(7,077)	11,728
Municipal lease finance receivables	1,588	—	—	747	2,335
Consumer and other loans	1,170	(108)	55	(157)	960
Unallocated	6,139	—	—	(186)	5,953

Total allowance for loan losses	$92,441	$(2,851)	$2,395	$(16,750)	$75,235

	For the Year Ended December 31, 2012
	Ending Balance December 31, 2011	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$10,654	$(1,259)	$1,280	$977	$11,652
Real estate:
Commercial real estate	47,841	(1,873)	514	975	47,457
Construction	4,947	—	1,139	(3,795)	2,291
SFR mortgage	4,032	(642)	(108)	166	3,448
Dairy & livestock and agribusiness	17,278	(1,150)	166	2,402	18,696
Municipal lease finance receivables	2,403	—	—	(815)	1,588
Consumer and other loans	1,590	(283)	36	(173)	1,170
Unallocated	5,219	—	—	920	6,139

Total allowance for loan losses	$93,964	$(5,207)	$3,027	$657	$92,441

	For the Year Ended December 31, 2011
	Ending Balance December 31, 2010	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance December 31, 2011
	(Dollars in thousands)
Commercial and industrial	$11,472	$(1,980)	$302	$860	$10,654
Real estate:
Commercial real estate	40,234	(4,766)	606	11,767	47,841
Construction	10,188	(7,976)	757	1,978	4,947
SFR mortgage	3,295	(1,104)	142	1,699	4,032
Dairy & livestock and agribusiness	36,061	(3,291)	151	(15,643)	17,278
Municipal lease finance receivables	2,172	—	—	231	2,403
Consumer and other loans	1,034	(511)	200	867	1,590
Unallocated	803	—	—	4,416	5,219

Total allowance for loan losses	$105,259	$(19,628)	$2,158	$6,175	$93,964

The following tables present the recorded investment in non-covered loans held-for-investment, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses as December 31, 2013 and 2012:

	December 31, 2013
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$5,033	$507,759	$365	$10,469
Real estate:
Commercial real estate	33,440	2,174,075	—	39,402
Construction	26,818	20,291	—	1,305
SFR mortgage	11,405	177,828	103	2,615
Dairy & livestock and agribusiness	29,812	264,480	2,702	9,026
Municipal lease finance receivables	—	89,106	—	2,335
Consumer and other loans	401	54,702	4	956
Unallocated				5,953

Total	$106,909	$3,288,241	$3,174	$72,061

	December 31, 2012
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$3,689	$543,733	$289	$11,363
Real estate:
Commercial real estate	42,136	1,947,971	2	47,455
Construction	30,533	29,188	—	2,291
SFR mortgage	14,845	144,443	434	3,014
Dairy & livestock and agribusiness	16,709	319,951	1,596	17,100
Municipal lease finance receivables	263	105,504	—	1,588
Consumer and other loans	215	60,058	11	1,159
Unallocated				6,139

Total	$108,390	$3,150,848	$2,332	$90,109

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

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

Generally, when loans are identified as impaired they are moved to our Special Assets Department. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, unless the loan is determined to be collateral dependent. In these cases, we use the current fair value of collateral, less selling costs. Generally, the determination of fair value is established through obtaining external appraisals of the collateral.

Speculative construction loans are generally for properties where there is no identified buyer or renter.

The following tables present the recorded investment in, and the aging of, non-covered past due and nonaccrual loans by class of loans as of December 31, 2013 and 2012:

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$900	$93	$—	$993	$3,861	$507,938	$512,792
Real estate:
Commercial real estate
Owner occupied	220	—	—	220	4,105	725,626	729,951
Non-owner occupied	303	—	—	303	8,305	1,468,956	1,477,564
Construction
Speculative	—	—	—	—	9,966	17,812	27,778
Non-speculative	—	—	—	—	—	19,331	19,331
SFR mortgage	773	935	—	1,708	7,577	179,948	189,233
Dairy & livestock and agribusiness	—	—	—	—	5,739	288,553	294,292
Municipal lease finance receivables	—	—	—	—	—	89,106	89,106
Consumer and other loans	75	—	—	75	401	54,627	55,103

Total non-covered gross loans	$2,271	$1,028	$—	$3,299	$39,954	$3,351,897	$3,395,150

(1)	As of December 31, 2013, $23.9 million of nonaccruing loans were current, $473,000 were 30-59 days past due, $854,000 were 60-89 days past due, and $14.7 million were 90+ days past due.

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$233	$457	$—	$690	$3,136	$543,596	$547,422
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	5,415	698,552	703,967
Non-owner occupied	—	—	—	—	15,624	1,270,516	1,286,140
Construction
Speculative	—	—	—	—	10,663	27,231	37,894
Non-speculative	—	—	—	—	—	21,827	21,827
SFR mortgage	107	—	—	107	13,102	146,079	159,288
Dairy & livestock and agribusiness	—	—	—	—	9,842	326,818	336,660
Municipal lease finance receivables	—	—	—	—	—	105,767	105,767
Consumer and other loans	82	8	—	90	215	59,968	60,273

Total non-covered gross loans	$422	$465	$—	$887	$57,997	$3,200,354	$3,259,238

(1)	As of December 31, 2012, $40.1 million of nonaccruing loans were current, $2.6 million were 30-59 days past due, and $15.3 million were 90+ days past due.

Non-Covered Impaired Loans

At December 31, 2013, the Company had non-covered impaired loans of $106.9 million. Of this amount, there was $10.0 million in nonaccrual commercial construction loans, $7.6 million of nonaccrual SFR mortgage loans, $12.4 million of nonaccrual commercial real estate loans, $3.9 million of nonaccrual commercial and industrial loans, $5.7 million of nonaccrual dairy & livestock and agribusiness loans and $401,000 of consumer and other loans. These non-covered impaired loans included $92.1 million of loans whose terms were modified in a troubled debt restructuring, of which $25.1 million are classified as nonaccrual. The remaining balance of $67.0 million consists of 46 loans performing according to the restructured terms. The impaired loans had a specific allowance of $3.2 million at December 31, 2013. At December 31, 2012, the Company had classified as impaired, non-covered loans with a balance of $108.4 million with a related allowance of $2.3 million.

The following tables present held-for-investment loans individually evaluated for impairment by class of loans, as of December 31, 2013, 2012 and 2011:

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,668	$5,927	$—	$4,965	$66
Real estate:
Commercial real estate
Owner occupied	13,041	14,133	—	13,463	548
Non-owner occupied	20,399	26,155	—	21,313	817
Construction
Speculative	17,617	18,408	—	18,043	310
Non-speculative	9,201	9,201	—	9,217	572
SFR mortgage	10,919	12,516	—	10,408	103
Dairy & livestock and agribusiness	17,702	17,702	—	19,205	434
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	385	445	—	389	—

Total	93,932	104,487	—	97,003	2,850

With a related allowance recorded:
Commercial and industrial	365	379	365	386	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	486	489	103	479	—
Dairy & livestock and agribusiness	12,110	12,783	2,702	13,377	209
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	16	19	4	18	—

Total	12,977	13,670	3,174	14,260	209

Total non-covered impaired loans	$106,909	$118,157	$3,174	$111,263	$3,059

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,385	$4,215	$—	$3,766	$43
Real estate:
Commercial real estate
Owner occupied	13,478	14,569	—	14,459	397
Non-owner occupied	28,639	38,633	—	29,801	670
Construction
Speculative	21,314	21,607	—	21,650	311
Non-speculative	9,219	9,219	—	9,219	574
SFR mortgage	11,079	14,342	—	11,292	54
Dairy & livestock and agribusiness	12,406	13,756	—	11,834	173
Municipal lease finance receivables	263	263	—	443	5
Consumer and other loans	142	196	—	145	—

Total	99,925	116,800	—	102,609	2,227

With a related allowance recorded:
Commercial and industrial	304	327	289	387	—
Real estate:
Commercial real estate
Owner occupied	19	19	2	28	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	3,766	4,071	434	3,363	—
Dairy & livestock and agribusiness	4,303	4,340	1,596	4,017	73
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	73	74	11	75	—

Total	8,465	8,831	2,332	7,870	73

Total non-covered impaired loans	$108,390	$125,631	$2,332	$110,479	$2,300

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,566	$4,630	$—	$4,649	$93
Real estate:
Commercial real estate
Owner occupied	13,567	14,013	—	11,941	449
Non-owner occupied	16,435	23,656	—	21,096	67
Construction
Speculative	13,317	15,718	—	15,434	—
Non-speculative	20,085	20,085	—	16,437	1,123
SFR mortgage	14,069	17,411	—	15,120	47
Dairy & livestock and agribusiness	8,879	10,358	—	10,535	446
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	104	150	—	127	—

Total	90,022	106,021	—	95,339	2,225

With a related allowance recorded:
Commercial and industrial	1,388	1,410	165	1,554	—
Real estate:
Commercial real estate
Owner occupied	3,900	3,900	928	3,900	—
Non-owner occupied	83	85	5	86	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	4,087	4,369	406	3,967	—
Dairy & livestock and agribusiness	1,372	3,324	1,372	2,402	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	374	388	92	417	—

Total	11,204	13,476	2,968	12,326	—

Total non-covered impaired loans	$101,226	$119,497	$2,968	$107,665	$2,225

The Company recognizes the charge-off of impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of December 31, 2013 and 2012 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Impaired construction speculative loans increased in the third quarter of 2012 due to a participating interest in the Company’s only Shared National Credit loan that was transferred to nonaccrual status. The outstanding balance was $10.0 million as December 31, 2013.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded a provision for unfunded loan commitments of $500,000 for the year ended December 31,

2013, compared to a $1.0 million recapture of the provision for the year ended December 31, 2012. As of December 31, 2013 and December 31, 2012, the balance in this reserve was $9.1 and $8.6 million, respectively, and was included in other liabilities.

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

As of December 31 2013, there were $92.1 million of loans classified as a TDR of which $25.1 million were nonperforming and $67.0 million are performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2013, performing TDRs were comprised of 15 commercial real estate loans of $21.0 million, two construction loans of $16.9 million, 11 dairy & livestock loans of $24.1 million, 11 SFR mortgage loans of $3.8 million, and seven commercial and industrial loans of $1.2 million. There were no loans removed from TDR classification for the year ended December 31, 2013 and 2012.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $2.7 million and $1.7 million of specific allowance to TDRs as of December 31, 2013 and December 31, 2012, respectively.

The following table provides a summary of the activity related to TDRs for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$50,392	$38,554
New modifications	30,796	24,339
Payoffs and payments, net	(15,492)	(8,536)
TDRs returned to accrual status	1,259	1,215
TDRs placed on nonaccrual status	—	(5,180)

Ending balance	$66,955	$50,392

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$31,309	$23,844
New modifications	4,187	18,094
Charge-offs	(92)	(19)
Transfer to OREO	—	(4,897)
Payoffs and payments, net	(9,026)	(9,678)
TDRs returned to accrual status	(1,259)	(1,215)
TDRs placed on nonaccrual status	—	5,180

Ending balance	$25,119	$31,309

The following are the loans modified as troubled debt restructurings for the years ended December 31, 2013, 2012 and 2011:

Modifications (1)

	For the Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	4	621	621	570	95
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	168	168	138	—
SFR mortgage:
Interest rate reduction	3	1,365	1,365	1,349	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	10	26,915	26,915	22,662	149

Total non-covered loans	18	$29,069	$29,069	$24,719	$244

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

	For the Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2012	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	1	$80	$80	$66	$—
Change in amortization period or maturity	8	2,301	2,301	1,817	3
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	6	4,225	4,225	3,903	—
Non-owner occupied
Interest rate reduction	1	3,378	3,378	3,359	—
Change in amortization period or maturity	4	5,906	5,906	5,303	—
Construction:
Speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	10,966	10,966	10,663	—
SFR mortgage:
Interest rate reduction	1	399	399	398	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	7	9,447	9,447	9,184	—
Municipal lease finance receivables
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	519	519	263	—

Total non-covered loans	31	$37,221	$37,221	$34,956	$3

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

	For the Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2011
	(Dollars in thousands)
Commercial and industrial:	5	$1,673	$1,372	$1,224
Real estate:
Commercial real estate:
Owner occupied	3	3,195	3,195	3,067
Non-owner occupied	3	11,707	11,707	10,236
Construction:
Speculative	2	16,886	16,886	15,394
Non-speculative	1	9,219	9,219	9,219
SFR mortgage:	6	2,162	2,161	2,049
Dairy & livestock and agribusiness:	5	11,750	11,750	8,662

Total non-covered loans	25	56,592	56,290	49,851

(1)	The tables exclude modified loans that were paid off prior to the end of the period.

As of December 31 2013, there was no loan that was previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the year ended December 31, 2013.

As of December 31, 2012, there was one construction loan with an outstanding balance of $10.7 million and one commercial real estate loan with an outstanding balance of $2.4 million that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the year ended December 31, 2012.

As of December 31, 2011, there were two dairy & livestock loans with a total outstanding balance of $886,000 and two commercial real estate loans with a total outstanding balance of $3.4 million modified as troubled debt restructurings within the previous 12 months that subsequently defaulted during the 12 months ended December 31, 2011.

7. NON-COVERED OTHER REAL ESTATE OWNED

The following table summarizes the activity related to Other Real Estate Owned for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$14,832	$13,820
Additions	—	8,508
Dispositions	(8,284)	(7,035)
Valuation adjustments	(73)	(461)

Balance, end of period	$6,475	$14,832

8. INTANGIBLE ASSETS

The following summarizes activity of amortizable core deposit intangible assets for the years ended December 2013 and 2012:

	As of And For the Year Ended December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortizing intangible assets	$31,999	$ (29,738)	$31,999	$(28,610)
Aggregate amortization expense:
For year ended December 31,	$1,127		$2,159
Estimated Amortization Expense:
For the year ended December 31, 2014	$475
For the year ended December 31, 2015	437
For the year ended December 31, 2016	395
For the year ended December 31, 2017	366
For the year ended December 31, 2018	338
Thereafter	250

At December 31, 2013 the weighted average remaining life of intangible assets is approximately 1.8 years.

9. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as of December 31, 2013, and 2012, respectively:

	As of December 31,
	2013	2012
	(Dollars in thousands)
Land	$8,329	$8,329
Bank premises	47,535	47,156
Furniture and equipment	39,502	38,498

Premises and equipment, gross	95,366	93,983
Accumulated depreciation and amortization	(62,535)	(58,903)

Premises and equipment, net	$32,831	$35,080

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2020, at which time the Company can exercise options that could extend certain leases through 2034. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2013, excluding property taxes and insurance, are as follows:

Year:	As of December 31, 2013
(Dollars in thousands)
2014	$4,936
2015	4,492
2016	3,795
2017	2,740
2018	2,036
Succeeding years	2,082

Total minimum payments required	$20,081

Total rental expense for the Company was approximately $5.5 million, $5.6 million, and $5.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

10. OTHER ASSETS

Other assets were comprised of the following as of December 31, 2013, and 2012, respectively:

	As of December 31,
	2013	2012
	(Dollars in thousands)
Prepaid expenses	$3,703	$12,569
Interest rate swaps	10,846	23,966
Other assets	6,375	8,192

Total	$20,924	$44,727

Included in prepaid expenses are prepaid FDIC insurance assessments of zero and $8.4 million at December 31, 2013 and 2012, respectively.

11. INCOME TAXES

Income tax expense consists of the following:

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current provision:
Federal	$38,881	$35,089	$9,111
State	13,996	15,910	3,948

	52,877	50,999	13,059

Deferred provision(benefit):
Federal	(3,260)	(10,102)	17,732
State	(950)	(3,484)	8,280

	(4,210)	(13,586)	26,012

Total	$48,667	$37,413	$39,071

Income tax asset (liability) consists of the following:

	As of December 31,
	2013	2012
	(Dollars in thousands)
Current:
Federal	$2,838	$(1,074)
State	1,337	4,795

	4,175	3,721

Deferred:
Federal	42,545	10,968
State	13,066	2,289

	55,611	13,257

Total	$59,786	$16,978

The components of the net deferred tax asset (liability) are as follows:

	As of December 31,
	2013	2012
	(Dollars in thousands)
Federal
Deferred tax assets:
Bad debt and credit loss deduction	$29,700	$37,970
Net operating loss carryforward	781	890
Deferred compensation	3,024	2,780
Other intangibles	8	8
Covered loans	26,360	22,348
California franchise tax	1,629	1,420
Unrealized loss on investment securities, net	5,012	—
Other, net	4,907	4,459

Gross deferred tax asset	71,421	69,875

Deferred tax liabilities:
Depreciation	5,489	6,647
Intangibles — acquisitions	2,024	1,230
FDIC indemnification asset	14,269	18,079
FHLB stock	4,388	6,967
Deferred income	2,706	2,748
Unrealized gain on investment securities, net	—	23,236

Gross deferred tax liability	28,876	58,907

Net deferred tax asset — federal	$42,545	$10,968

	As of December 31,
	2013	2012
	(Dollars in thousands)
State
Deferred tax assets:
Bad debt and credit loss deduction	$8,226	$11,710
Net operating loss carryforward	34	398
Deferred compensation	942	872
Other intangibles	620	3
FDIC indemnification asset	6,363	2,766
Capital loss carryforward	—	133
Unrealized loss on investment securities, net	1,744	—
Other, net	1,554	1,381

Gross deferred tax asset	19,483	17,263

Deferred tax liabilities:
Depreciation	1,058	1,393
Intangibles — acquisitions	—	559
Covered loans	3,935	2,729
FHLB stock	945	1,744
Deferred income	479	466
Unrealized gain on investment securities, net	—	8,083

Gross deferred tax liability	6,417	14,974

Net deferred tax asset — state	$13,066	$2,289

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For the Year Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$50,496	35.0%	$40,143	35.0%	$42,281	35.0%
State franchise taxes, net of federal benefit	8,734	6.1%	8,081	7.0%	8,512	7.0%
Tax-exempt income	(10,189)	(7.1%)	(10,654)	(9.3%)	(11,234)	(9.3%)
Tax credits	(940)	(0.7%)	(1,279)	(1.1%)	(1,487)	(1.2%)
Other, net	566	0.4%	1,122	1.0%	999	0.8%

Provision for income taxes	$48,667	33.7%	$37,413	32.6%	$39,071	32.3%

The change in unrecognized tax benefits in 2013 and 2012 follows:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$889	$1,279
Additions for tax positions related to prior years	1,603	—
Additions for tax positions related to current year	524	—
Reductions due to lapse of statue of limitations	—	—
Settlement with tax authorities	—	(390)

Balance, end of period	$3,016	$889

The total amount of unrecognized tax benefits at December 31, 2013, of $3.0 million would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2013 and 2012 was $196,000 and $241,000, respectively. The Company records interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2008 through 2013 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2006 through 2013 are open to audit by state authorities.

12. DEPOSITS

The table below summarizes deposits by type:

	December 31, 2013		December 31, 2012
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$2,562,980	52.4%	$2,420,993	50.7%
Interest-bearing deposits
Savings deposits	1,646,111	33.7%	1,638,827	34.3%
Time deposits	681,540	13.9%	714,167	15.0%

Total deposits	$4,890,631	100.0%	$4,773,987	100.0%

Time certificates of deposit with balances of $100,000 or more amounted to approximately $611.9 million and $640.0 million at December 31, 2013 and 2012, respectively. Interest expense on such deposits amounted to approximately $1.1 million, $1.5 million, and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the scheduled maturities of time certificates of deposit are as follows:

Year of maturity:	December 31, 2013
(Dollars in thousands)
2014	$665,534
2015	9,991
2016	2,117
2017	22
2018 and thereafter	3,876

Total	$681,540

At December 31, 2013, the Company had a single public depositor with certificates of deposit balances of approximately $240.0 million. These certificates mature January through March 2014.

13. BORROWINGS

Customer Repurchase Agreements

In November 2006, the Bank began a repurchase agreement product with its customers. This product, known as Citizens Sweep Manager, sells the Bank’s securities overnight to its customers under an agreement to repurchase them the next day. As of December 31, 2013 and 2012, total funds borrowed under these agreements were $643.3 million and $473.2 million, respectively, with weighted average interest rates of 0.29% and 0.28%.

Federal Home Loan Bank Advances

During 2009 and 2008, the Bank entered into borrowing agreements with the FHLB. The Bank had $199.2 million of a term FHLB advance at December 31, 2013 with an interest rate of 4.52% and $198.9 million at December 31, 2012 with a weighted average rate of 4.52% and maturity date of November 28, 2016. FHLB held certain investment securities and loans of the Bank as collateral for these borrowings. The average outstanding balance for 2013 and 2012 was $199.1 million and $362.7 million, respectively. The maximum outstanding at any month-end was $199.2 million during 2013 and $448.8 million during 2012.

At December 31, 2013, $2.31 billion of loans and $2.60 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The Bank incurred prepayment penalties on borrowings of zero in 2013, $20.4 million in 2012 and $3.3 million in 2011.

Other Borrowings

At December 31, 2013, the Bank had $69.0 million of overnight borrowings with the FHLB at a cost of 6 basis points, compared to $26.0 million of overnight borrowings with the FHLB at a cost of 12 basis points at December 31, 2012.

Junior Subordinated Debentures

On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represents the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on January 7, 2034, but became callable in part or in total on January 7, 2009 by CVB Statutory Trust II. The Trust Preferred Securities had a fixed interest rate of 6.46% during the first five years. In January 2009, the interest rate changed to floating rate of three-month Libor rate plus 2.85% and resets quarterly. During 2013, the Company redeemed all of capital and common securities associated with CVB Statutory Trust II.

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2013, these securities continue to be outstanding.

14. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2013 and 2012, the Company had commitments to extend credit of approximately $588.9 million and $512.1 million, respectively, and obligations under letters of credit of $37.0 million and $42.2 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $9.1 million as of December 31, 2013 and $8.6 million as of December 31, 2012.

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

At December 31, 2013, the Company has available lines of credit totaling $2.68 billion from correspondent banks, FHLB and Federal Reserve Bank of which $2.23 billion were secured.

Other Contingencies

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. As of December 31, 2013, the Company does not have any litigation reserves.

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

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company, in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (our President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company, in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action, now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The consolidated complaint sought compensatory damages and other relief in favor of the purported class.

Following the filing by each side of various motions and briefs, and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of the ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, the Company filed its third motion to dismiss on October 25, 2012, and following another hearing on February 25, 2013, the District Court issued an order dismissing the plaintiffs’ complaint for the third time on May 9, 2013. Although the District Court’s most recent order of dismissal provided the plaintiffs with leave to file a third amended and restated complaint within 30 days of the issuance of the order, on June 3, 2013, counsel for the plaintiffs instead filed a Notice of Intent Not to File an Amended Complaint, along with a request that the District Court convert its order to a dismissal with prejudice, so that plaintiffs could proceed straight to appeal at the U.S. Court of Appeals for the Ninth Circuit. On September 30, 2013, the District Court

entered its order dismissing the plaintiffs’ second amended complaint with prejudice, and the plaintiffs filed their notice of appeal on October 24, 2013. As currently scheduled, the plaintiffs’ opening brief is due to be filed by April 7, 2014, and the Company’s reply brief is due to be filed by May 7, 2014.

The Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the federal securities shareholder class action complaint. On July 30, 2013, the Court signed a Minute Order agreeing to the parties’ stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with the pending appeal in the federal class action securities case, subject to brief status conferences every six months or so, with the next status update scheduled for March 11, 2014.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

15. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2013, the Company has various deferred compensation plans, and severance arrangements it assumed through the acquisition of other banks in prior years. These plans require the Company to make periodic payments to former employees upon retirement, upon a change in control, and in certain instances, to beneficiaries of former employees upon death. Payments made by the Company under these agreements totaled approximately $881,000, $961,000, and $997,200 for each of the years ended December 31, 2013, 2012, and 2011, respectively. The total expense recorded by the Company for these deferred compensation agreements was approximately $561,000, $494,000, and $473,000 for each of the years ended December 31, 2013, 2012, and 2011, respectively.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the Plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company during the years ended December 31, 2013, 2012, and 2011.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The Plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The Bank, however, does fund the cost of these plans through the purchase of life insurance policies, which are recorded in other assets of the consolidated balance sheets. The amounts funded by employees totaled $1.5 million as of December 31, 2013.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2.7 million in 2013, $2.4 million in 2012 and $2.7 million in 2011.

16. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For the years ended December 31, 2013, 2012, and 2011, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 744,000, 1.3 million, and 2.7 million, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$95,608	$77,280	$81,733
Less: Net earnings allocated to restricted stock	298	247	292

Net earnings allocated to common shareholders	$95,310	$77,033	$81,441

Weighted average shares outstanding	104,729	104,419	105,143
Earnings per common share	$0.91	$0.74	$0.77

Diluted earnings per common share:
Net income allocated to common shareholders	$95,310	$77,033	$81,441

Weighted average shares outstanding	104,729	104,419	105,143
Incremental shares from assumed exercise of outstanding options	397	239	80

Diluted weighted average shares outstanding	105,126	104,658	105,223
Diluted earnings per common share	$0.91	$0.74	$0.77

17. STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. The 2008 Equity Incentive Plan replaced the 2000 Stock Option Plan. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2013, we have 721,406 outstanding options under our 2000 Stock Option Plan.

Stock Options

The Company expensed $850,000, $1.1 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated fair value of the options granted during 2013 and prior years was calculated using the Black-Scholes options pricing model. There were 45,000, 248,000 and 31,000 options granted during 2013, 2012, and 2011, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2013, 2012, and 2011 was estimated on the date of grant using the following weighted-average assumptions:

	For the Year Ended December 31,
	2013	2012	2011
Dividend yield	2.9%	2.9%	3.8%
Volatility	50.5%	51.0%	50.3%
Risk-free interest rate	1.2%	1.1%	1.3%
Expected life	6.6 years	6.8 years	7.0 years
Weighted average grant date fair value	$4.68	$4.44	$3.07

The expected volatility is solely based on the daily historical stock price volatility over the expected option life. The expected life of options granted is derived from the output of the option valuation model and represents the period of time an optionee will hold an option before exercising it. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury five-year constant maturity yield curve in effect at the time of the grant. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2013 was 6.0%.

Option activity under the Company’s stock option plans as of and for the year ended December 31, 2013 was as follows:

	Number of Stock Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	2,604	$10.66
Granted	45	12.39
Exercised	(428)	10.55
Forfeited or expired	(115)	12.60

Outstanding at December 31, 2013	2,106	$10.61	4.63	$13,607

Vested or expected to vest at December 31, 2013	2,033	$10.62	4.53	$13,112
Exercisable at December 31, 2013	1,635	$10.78	3.88	$10,286

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $1.4 million, $618,000 and $20,000, respectively.

As of December 31, 2013, there was a total of $1.1 million in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.54 years. The total fair value of options vested was $918,000 during 2013, $1.1 million in 2012 and $1.5 million during 2011. Cash received from stock option exercises was $4.5 million, $2.6 million, and $59,000 in 2013, 2012, and 2011, respectively.

At December 31, 2013, options for the purchase of 2,105,843 shares of the Company’s common stock were outstanding under the above plans, of which options to purchase 1,635,043 shares were exercisable at prices ranging from $7.68 to $15.53.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock

Under the 2008 Equity Incentive Plan, the Company granted 100,000, and 173,000 restricted stock awards during 2013 and 2012, respectively. No restricted stock awards were granted in 2011. The weighted average grant date fair value of restricted stock awards granted in 2013, and 2012 was $13.25 per share, and $11.10 per share, respectively. These awards will vest, in equal installments, over a five-year period.

Compensation cost is recognized over the requisite service period, which is five years, and amounted to $1.1 million, $911,000 and $1.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. Total unrecognized compensation cost related to restricted stock awards was $2.5 million at December 31, 2013.

Activity related to the Company’s non-vested restricted shares for the year ended December 31, 2013, is presented below:

	Shares (In thousands)	Weighted Average Fair Value
Nonvested at January 1, 2013	330	$9.57
Granted	100	13.25
Vested	(115)	9.20
Forfeited	(4)	11.65

Nonvested at December 31, 2013	311	$10.87

Under the 2008 Equity Incentive Plan, 1,526,828 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2013 and 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013 and 2012, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2013 and 2012, the Company had $25.0 million and $65.0 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes. The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2013, and 2012:

						To Be Well Capitalized
			For Capital			under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2013:
Total Capital (to Risk- Weighted Assets)
Company	$801,719	19.09%	$336,008	≥	8.00%			N/A
Bank	$794,239	18.93%	$335,740	≥	8.00%	$419,675	≥	10.00%
Tier I Capital (to Risk- Weighted Assets)
Company	$748,825	17.83%	$168,004	≥	4.00%			N/A
Bank	$741,386	17.67%	$167,870	≥	4.00%	$251,805	≥	6.00%
Tier I Capital (to Average- Assets)
Company	$748,825	11.30%	$265,035	≥	4.00%			N/A
Bank	$741,386	11.20%	$264,893	≥	4.00%	$331,117	≥	5.00%
As of December 31, 2012:
Total Capital (to Risk- Weighted Assets)
Company	$776,101	19.49%	$318,564	≥	8.00%			N/A
Bank	$756,954	19.03%	$318,215	≥	8.00%	$397,769	≥	10.00%
Tier I Capital (to Risk- Weighted Assets)
Company	$725,702	18.23%	$159,232	≥	4.00%			N/A
Bank	$706,611	17.77%	$159,057	≥	4.00%	$238,586	≥	6.00%
Tier I Capital (to Average- Assets)
Company	$725,702	11.50%	$252,418	≥	4.00%			N/A
Bank	$706,611	11.21%	$252,136	≥	4.00%	$315,170	≥	5.00%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2013, declare and pay additional dividends of approximately $52.6 million.

19. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2013. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the years ended December 31, 2013 and 2012.

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

Loans Held-for-Sale — Loans held-for-sale are carried at the lower of cost or fair value. The fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports on the loans’ underlying collateral.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities — AFS:
Government agency	$326,525	$—	$326,525	$—
Residential mortgage-backed securities	1,379,943	—	1,379,943	—
CMO’s/REMIC’s — residential	366,175	—	366,175	—
Municipal bonds	586,091	—	586,091	—
Other securities	4,908	—	4,908	—

Total investment securities — AFS	2,663,642	—	2,663,642	—
Interest rate swaps	10,846	—	10,846	—

Total assets	$2,674,488	$—	$2,674,488	$—

Description of liability
Interest rate swaps	$10,846	$—	$10,846	$—

Total liabilities	$10,846	$—	$10,846	$—

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities — AFS:
Government agency	$359,300	$—	$359,300	$—
Residential mortgage-backed securities	887,598	—	887,598	—
CMO’s/REMIC’s — residential	571,960	—	571,960	—
Municipal bonds	625,429	—	625,429	—
Other securities	5,100	—	5,100	—

Total investment securities — AFS	2,449,387	—	2,449,387	—
Interest rate swaps	23,966	—	23,966	—

Total assets	$2,473,353	$—	$2,473,353	$—

Description of liability
Interest rate swaps	$23,966	$—	$23,966	$—

Total liabilities	$23,966	$—	$23,966	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at December 31, 2013 and December 31, 2012, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2013
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered:
Commercial and industrial	$529	$—	$—	$529	$627
Real estate:
Commercial real estate
Construction	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Dairy & livestock and agribusiness	11,899	—	—	11,899	2,096
Consumer and other loans	2	—	—	2	2
Other real estate owned:
Non-covered	—	—	—	—	—
Covered	504	—	—	504	434

Total assets	$12,934	$—	$—	$12,934	$3,159

	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2012
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered:
Commercial and industrial	$1,134	$—	$—	$1,134	$409
Real estate:
Commercial real estate	4,146	—	—	4,146	1,441
Construction	—	—	—	—	—
SFR mortgage	2,807	—	—	2,807	473
Dairy & livestock and agribusiness	4,303	—	—	4,303	1,597
Consumer and other loans	70	—	—	70	10
Other real estate owned:
Non-covered	3,008	—	—	3,008	336
Covered	1,067	—	—	1,067	467

Total assets	$16,535	$—	$—	$16,535	$4,733

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2013 and 2012, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Assets
Total cash and cash equivalents	$94,693	$94,693	$—	$—	$94,693
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	32,331	—	32,331	—	32,331
Investment securities available-for-sale	2,663,642	—	2,663,642	—	2,663,642
Investment securities held-to-maturity	1,777	—	—	2,296	2,296
Non-covered loans held-for-sale	3,667	—	—	8,897	8,897
Total loans, net of allowance for loan losses	3,470,996	—	—	3,527,725	3,527,725
Accrued interest receivable	22,051	—	22,051	—	22,051
Swaps	10,846	—	10,846	—	10,846

Liabilities
Deposits:
Noninterest-bearing	$2,562,980	$2,562,980	$—	$—	$2,562,980
Interest-bearing	2,327,651	—	2,328,488	—	2,328,488
Borrowings	911,457	—	932,408	—	932,408
Junior subordinated debentures	25,774	—	25,819	—	25,819
Accrued interest payable	1,111	—	1,111	—	1,111
Swaps	10,846	—	10,846	—	10,846

	December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$98,431	$98,431	$—	$—	$98,431
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	56,651	—	56,651	—	56,651
Investment securities available-for-sale	2,449,387	—	2,449,387	—	2,449,387
Investment securities held-to-maturity	2,050	—	—	2,515	2,515
Total loans, net of allowance for loan losses	3,355,087	—	—	3,503,332	3,503,332
Accrued interest receivable	22,355	—	22,355	—	22,355
Swaps	23,966	—	23,966	—	23,966

Liabilities
Deposits:
Noninterest-bearing	$2,420,993	$2,420,993	$—	$—	$2,420,993
Interest-bearing	2,352,994	—	2,354,126	—	2,354,126
Borrowings	698,178	—	727,512	—	727,512
Junior subordinated debentures	67,012	—	67,415	—	67,415
Accrued interest payable	1,493	—	1,493	—	1,493
Swaps	23,966	—	23,966	—	23,966

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013, and 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following table represents the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3—Summary of Significant Accounting Policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Year Ended December 31, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$141,177	$53,234	$38,362	$—	$232,773
Credit for funds provided (1)	26,754	—	41,987	(68,741)	—

Total interest income	167,931	53,234	80,349	(68,741)	232,773

Interest expense	6,138	9,700	670	—	16,507
Charge for funds used (1)	3,874	45,269	19,598	(68,741)	—

Total interest expense	10,012	54,969	20,268	(68,741)	16,507

Net interest income	157,919	(1,735)	60,081	—	216,266
Provision for loan losses	—	—	(16,750)	—	(16,750)

Net interest income after provision for loan losses	157,919	(1,735)	76,831	—	233,016

Noninterest income	20,907	2,094	2,286	—	25,287
Noninterest expense	45,831	714	67,483	—	114,028
Debt termination	—	—	—	—	—

Segment pre-tax profit (loss)	$132,995	$(355)	$11,634	$—	$144,275

Segment assets as of December 31, 2013	$5,407,434	$2,866,760	$709,348	$(2,318,576)	$6,664,967

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Year Ended December 31, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$150,071	$56,559	$55,592	$—	$262,222
Credit for funds provided (1)	25,764	—	31,505	(57,269)	—

Total interest income	175,835	56,559	87,097	(57,269)	262,222

Interest expense	7,162	15,396	2,714	—	25,272
Charge for funds used (1)	4,142	41,270	11,857	(57,269)	—

Total interest expense	11,304	56,666	14,571	(57,269)	25,272

Net interest income	164,531	(107)	72,526	—	236,950
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	164,531	(107)	72,526	—	236,950

Noninterest income	23,020	—	(7,117)	—	15,903
Noninterest expense	45,189	729	71,863	—	117,781
Debt termination	—	20,379	—	—	20,379

Segment pre-tax profit (loss)	$142,362	$(21,215)	$(6,454)	$—	$114,693

Segment assets as of December 31, 2012	$5,198,393	$2,642,445	$635,827	$(2,113,301)	$6,363,364

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	For the Year Ended December 31, 2011
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$157,376	$62,732	$49,612	$—	$269,720
Credit for funds provided (1)	24,811	—	39,621	(64,432)	—

Total interest income	182,187	62,732	89,233	(64,432)	269,720

Interest expense	10,411	21,258	3,370	—	35,039
Charge for funds used (1)	4,884	35,128	24,420	(64,432)	—

Total interest expense	15,295	56,386	27,790	(64,432)	35,039

Net interest income	166,892	6,346	61,443	—	234,681
Provision for loan losses	—	—	7,068	—	7,068

Net interest income after provision for loan losses	166,892	6,346	54,375	—	227,613

Noninterest income	21,622	(655)	13,249	—	34,216
Noninterest expense	49,802	4,117	87,106	—	141,025
Debt termination	—	—	—	—	—

Segment pre-tax profit (loss)	$138,712	$1,574	$(19,482)	$—	$120,804

Segment assets as of December 31, 2011	$5,003,093	$2,650,201	$689,710	$(1,860,089)	$6,482,915

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

21. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2013, the Bank has entered into 83 interest-rate swap agreements with customers and 83 with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2013, and 2012, the total notional amount of the Company’s swaps was $221.5 million, and $240.1 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below:

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,846	Other liabilities	$10,846

Total derivatives		$10,846		$10,846

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$23,966	Other liabilities	$23,966

Total derivatives		$23,966		$23,966

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the years ended December 31, 2013, 2012, and 2011:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Years Ended December 31,
		2013	2012	2011
		(Dollars in thousands)
Interest rate swaps	Other income	$—	$1,252	$356

Total		$—	$1,252	$356

22. OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of other comprehensive income (“OCI”) for the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(88,562)	$(37,196)	$(51,366)
Net realized gains reclassified into earnings (1)	(2,094)	(879)	(1,215)

Net change	$(90,656)	$(38,075)	$(52,581)

	For the Year Ended December 31, 2012
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$3,074	$1,292	$1,782

Net change	$3,074	$1,292	$1,782

	For the Year Ended December 31, 2011
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$61,490	$25,826	$35,664
Investment securities held-to-maturity:
Reclassification of credit-related OTTI from accumulated OCI	(656)	(276)	(380)

Net change	$60,834	$25,550	$35,284

(1)	Net realized gains are included in other income in the condensed consolidated statement of earnings and comprehensive income for the year ended December 31, 2013.

The following table provides a summary of the change in accumulated other comprehensive income for years ended December 31, 2013, and 2012:

Unrealized Gain (Loss) on Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2012	$41,469
Net change in fair value recorded in accumulated OCI	1,782

Balance, December 31, 2012	$43,251

Net change in fair value recorded in accumulated OCI	(51,366)
Net realized gains reclassified into earnings	(1,215)

Balance, December 31, 2013	$(9,330)

23. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. Our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to the counterparty bank continue to be reported in the Company’s consolidated balance sheets unless the Company defaults.

In November 2006, we began a repurchase agreement product with our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells the Bank’s securities overnight to its customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the condensed consolidated balances.

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
December 31, 2013
Financial assets:
Derivatives not designated as hedging instruments	$10,846	$—	$—	$10,846	$—	$10,846

Total	$10,846	$—	$—	$10,846	$—	$10,846

Financial liabilities:
Derivatives not designated as hedging instruments	$12,908	$(2,062)	$10,846	$2,062	$(16,179)	$(3,271)
Repurchase agreements	643,251	—	643,251	—	(649,385)	(6,134)

Total	$656,159	$(2,062)	$654,097	$2,062	$(665,564)	$(9,405)

December 31, 2012
Financial assets:
Derivatives not designated as hedging instruments	$23,966	$—	$—	$23,966	$—	$23,966

Total	$23,966	$—	$—	$23,966	$—	$23,966

Financial liabilities:
Derivatives not designated as hedging instruments	$23,966	$—	$23,966	$—	$(26,589)	$(2,623)
Repurchase agreements	473,244	—	473,244	—	(505,000)	(31,756)

Total	$497,210	$—	$497,210	$—	$(531,589)	$(34,379)

24. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The parent company only condensed balance sheets as of December 31, 2013 and 2012 and the related condensed statements of earnings and condensed statements of cash flows for each of the three years ended December 31, 2013, 2012, and 2011 are presented below:

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	As of December 31,
	2013	2012
	(Dollars in thousands)
Assets
Investment in subsidiaries	$789,448	$810,891
Other assets, net	19,120	19,745

Total assets	$808,568	$830,636

Liabilities	$36,681	$67,666
Stockholders’ equity	771,887	762,970

Total liabilities and stockholders’ equity	$808,568	$830,636

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$33,149	$(1,261)	$20,750
Dividends from the Bank	63,000	82,300	68,000
Other expense, net	(541)	(3,759)	(7,017)

Net earnings	$95,608	$77,280	$81,733

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$95,608	$77,280	$81,733

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(96,149)	(81,039)	(88,750)
Tax settlement received from the Bank	1,903	5,240	—
Stock-based compensation	1,926	2,039	2,214
Other operating activities, net	241	(1,717)	(8,105)

Total adjustments	(92,079)	(75,477)	(94,641)

Net cash provided by (used in) operating activities	3,529	1,803	(12,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from the Bank	63,000	82,300	68,000

Net cash provided by investing activities	63,000	82,300	68,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of junior subordinated debentures	(41,238)	(48,043)	—
Cash dividends on common stock	(29,939)	(44,552)	(35,805)
Proceeds from exercise of stock options	4,517	2,557	59
Tax benefit from exercise of stock options	475	194	1
Repurchase of common stock	(559)	(54)	(12,527)

Net cash used in financing activities	(66,744)	(89,898)	(48,272)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(215)	(5,795)	6,820
CASH AND CASH EQUIVALENTS, beginning of year	15,259	21,054	14,234

CASH AND CASH EQUIVALENTS, end of year	$15,044	$15,259	$21,054

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited, quarterly results for the periods indicated:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2013
Net interest income	$54,589	$52,595	$53,973	$55,109
Provision for loan losses	—	(6,200)	(3,750)	(6,800)
Net earnings	21,615	24,466	24,239	25,288
Basic earnings per common share	0.21	0.23	0.23	0.24
Diluted earnings per common share	0.21	0.23	0.23	0.24

2012
Net interest income	$58,602	$462,960	$59,744	$55,644
Provision for loan losses	—	—	—	—
Net earnings	22,268	23,619	9,257	22,136
Basic earnings per common share	0.21	0.23	0.09	0.21
Diluted earnings per common share	0.21	0.23	0.09	0.21

26. SUBSEQUENT EVENTS

On February 18, 2014, CVB and America Bancahares, Inc. announced that they have entered into a definitive Stock Purchase Agreement, pursuant to which American Security Bank (“ASB”), the principal subsidiary of America Bancshares, Inc., will be sold to and merged with Citizens Business Bank, the principal subsidiary of the Company. The transaction is valued at $57.0 million for all of the outstanding shares of common stock of ASB and will be paid for by CBB using 100% cash. ASB has total assets of approximately $412 million at December 31, 2013 and five branches located in Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also has two electronic branch locations in the High Desert area and a loan production office in Ontario, California. ASB is a community/business bank with a primary focus on small to medium-sized businesses and owners. The transaction is anticipated to close in the second or third quarter of 2014, depending upon the timing of expected regulatory approvals and assuming satisfaction of other customary closing conditions.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 3, 2014

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of the Company, as amended (2)

3.2	Bylaws of Company, as amended (3)

4.1	Form of Registrant’s Common Stock certificate (4)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated February 4, 2014 †(5)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(6)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(7)

10.2	Chino Valley Bank Profit Sharing Plan, as amended †(8)

10.3	Form of Indemnification Agreement (9)

10.4	CVB Financial Corp. 2010 Executive Incentive Plan †(10)

10.5	CVB Financial Corp. 2000 Stock Option Plan †(11)

10.6(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(12)

10.6(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan †(13)

10.6(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan †(14)

10.6(d)	CVB Financial Coro. Amendment No. 3 to the 2008 Equity Incentive Plan†(15)

10.6(e)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(16)

10.6(f)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(l6)

10.7	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007 †(7)

10.8(a)	Offer letter for Richard C. Thomas, dated November 24, 2010 †(18)

10.8(b)	Severance Compensation Agreement for Richard C. Thomas, dated January 1, 2012 †(18)

10.9(a)	Offer letter for David A. Brager, dated November 17, 2010 †(18)

10.9(b)	Severance Compensation Agreement for David A. Brager, dated January 1, 2012 †(18)

10.10(a)	Offer letter for James F. Dowd, dated May 16, 2008 †(3)

10.10(b)	Severance Compensation Agreement for James F. Dowd, dated January 1, 2012 †(18)

10.11(a)	Offer letter for David C. Harvey, dated December 7, 2009 †(17)

10.11(b)	Severance Compensation Agreement for David C. Harvey, dated January 1, 2012 †(18)

12	Statements regarding computation of ratios

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard C. Thomas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard C. Thomas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).
(c)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on October 20, 2009.
(2)	Incorporated herein by reference from our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(6)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.
(7)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(8)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which is incorporated herein by this reference.
(9)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.
(10)	Incorporated herein by reference from Annex A to our Definitive Proxy Statement filed with the SEC on April 9, 2010.
(11)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.
(12)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(13)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009
(14)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(15)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(16)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on February 6, 2014
(17)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(18)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 29, 2012.