Form 10-Q
period 2014-03-31
CVB FINANCIAL CORP
filed 2014-05-12
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-10140

CVB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

701 North Haven Ave., Suite 350
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

Number of shares of common stock of the registrant: 105,900,492 outstanding as of April 30, 2014.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory policies, competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations, management hiring and retention and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic and market conditions and events and the impact they may have on us and our customers; our ability to attract and maintain deposits, borrowings and other sources of liquidity; supply of property inventory and renewed fluctuation or deterioration in values of real estate in California or other jurisdictions where we lend, whether involving residential or commercial property; a prolonged slowdown or decline in construction activity; changes in the financial performance and/or condition of our loan and deposit customers; changes in the levels of performing and nonperforming assets and charge-offs; the cost or effect of acquisitions or divestitures we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, bank or holding company capital levels, securities, employment, executive compensation, insurance, compliance and information security) with which we and our subsidiaries must comply; changes in the applicability or costs of deposit insurance; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant legal, regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats, including theft or loss of Company or customer funds, loss of system functionality or access, or theft or loss of Company or customer data; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic diseases; the timely development and acceptance of new banking products and services (including technology-based services and products) and the perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; the effects of technological changes, the expanding use of technology in banking (including the adoption of mobile banking applications) and product innovation; the ability to retain or increase market share, retain or grow customers and control expenses; changes in the risk or competitive environment among financial and bank entities, holding companies and other financial service providers; continued volatility in the credit and equity markets and its effects on the general economy or local business conditions; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other national or international accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team and our board of directors; the costs and effects of legal, regulatory and compliance changes or developments; the favorable or unfavorable resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action and derivative action lawsuits filed against us; and the results of regulatory examinations or reviews or other government actions. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$124,112	$88,776
Interest-earning balances due from Federal Reserve	297,274	5,917

Total cash and cash equivalents	421,386	94,693

Interest-earning balances due from depository institutions	70,000	70,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,741,367 at March 31, 2014, and $2,679,727 at December 31, 2013)	2,750,063	2,663,642
Investment securities held-to-maturity	1,730	1,777
Investment in stock of Federal Home Loan Bank (FHLB)	25,560	32,331
Non-covered loans held-for-sale	—	3,667
Loans and lease finance receivables, excluding covered loans	3,257,559	3,385,916
Allowance for loan losses	(68,725)	(75,235)

Net loans and lease finance receivables	3,188,834	3,310,681

Covered loans and lease finance receivables, net	145,313	160,315
Premises and equipment, net	31,723	32,831
Bank owned life insurance	123,790	123,168
Accrued interest receivable	21,775	22,051
Intangibles	2,139	2,261
Goodwill	55,097	55,097
FDIC loss sharing asset	1,370	4,764
Non-covered other real estate owned	6,475	6,475
Covered other real estate owned	504	504
Income taxes	33,819	59,786
Other assets	22,940	20,924

TOTAL ASSETS	$6,902,518	$6,664,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,688,585	$2,562,980
Interest-bearing	2,422,201	2,327,651

Total deposits	5,110,786	4,890,631
Customer repurchase agreements	626,802	643,251
FHLB advances	199,274	199,206
Other borrowings	—	69,000
Accrued interest payable	1,083	1,111
Deferred compensation	9,956	9,449
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	75,392	3,533
Other liabilities	44,270	51,125

TOTAL LIABILITIES	6,093,337	5,893,080

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,011,665 at March 31, 2014 and 105,370,170 at December 31, 2013.	495,935	491,068
Retained earnings	308,202	290,149
Accumulated other comprehensive income, net of tax	5,044	(9,330)

Total stockholders’ equity	809,181	771,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,902,518	$6,664,967

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Interest income:
Loans and leases, including fees	$42,949	$41,654
Accretion on acquired loans	1,707	4,393

Loans, including fees	44,656	46,047
Investment securities:
Taxable	10,279	6,747
Tax-advantaged	5,278	5,541

Total investment income	15,557	12,288
Dividends from FHLB stock	604	343
Federal funds sold	124	14
Interest-earning deposits with other institutions	121	121

Total interest income	61,062	58,813
Interest expense:
Deposits	1,186	1,241
Borrowings	2,830	2,700
Junior subordinated debentures	104	283

Total interest expense	4,120	4,224

Net interest income before provision for loan losses	56,942	54,589
Provision for loan losses	(7,500)	—

Net interest income after provision for loan losses	64,442	54,589

Noninterest income:
Service charges on deposit accounts	3,828	3,826
Trust and investment services	1,925	2,005
Bankcard services	778	839
BOLI income	638	743
Gain on sale of loans held-for-sale	5,330	—
Gain on sale of securities, net	—	2,094
Decrease in FDIC loss sharing asset, net	(1,707)	(4,023)
Gain on OREO, net	5	564
Other	701	697

Total noninterest income	11,498	6,745

Noninterest expense:
Salaries and employee benefits	19,417	17,300
Occupancy and equipment	3,725	3,682
Professional services	1,791	1,596
Software licenses and maintenance	1,065	1,152
Promotion	1,266	1,258
Amortization of intangible assets	122	438
OREO expense	25	330
Other	3,746	5,042

Total noninterest expense	31,157	30,798

Earnings before income taxes	44,783	30,536

Income taxes	16,122	8,921

Net earnings	$28,661	$21,615

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period	$24,781	$(11,696)
Less: Reclassification adjustment for net gain on securities included in net income	—	(2,094)

Other comprehensive income (loss), before tax	24,781	(13,790)
Less: Income tax (expense) benefit related to items of other comprehensive income (loss)	(10,407)	5,792

Other comprehensive income (loss), net of tax	14,374	(7,998)

Comprehensive income	$43,035	$13,617

Basic earnings per common share	$0.27	$0.21
Diluted earnings per common share	$0.27	$0.21
Cash dividends declared per common share	$0.10	$0.085

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2014 and 2013

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance January 1, 2013	104,890	$484,709	$235,010	$43,251	$762,970
Repurchase of common stock	(2)	(24)			(24)
Exercise of stock options	10	95			95
Tax benefit from exercise of stock options		5			5
Shares issued pursuant to stock-based compensation plan	5	461			461
Cash dividends declared on Common ($0.085 per share)			(8,912)		(8,912)
Net earnings			21,615		21,615
Other comprehensive income				(7,998)	(7,998)

Balance March 31, 2013	104,903	$485,246	$247,713	$35,253	$768,212

Balance January 1, 2014	105,370	$491,068	$290,149	$(9,330)	$771,887
Repurchase of common stock	(2)	(32)			(32)
Exercise of stock options	334	3,684			3,684
Tax benefit from exercise of stock options		559			559
Shares issued pursuant to stock-based compensation plan	310	656			656
Cash dividends declared on Common ($0.10 per share)			(10,608)		(10,608)
Net earnings			28,661		28,661
Other comprehensive income				14,374	14,374

Balance March 31, 2014	106,012	$495,935	$308,202	$5,044	$809,181

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$63,935	$59,834
Service charges and other fees received	7,237	8,905
Interest paid	(4,080)	(4,343)
Net cash paid to vendors and employees	(37,955)	(34,057)
Income taxes paid	—	(22,200)
(Payments to) proceeds from FDIC loss share agreement	(185)	187

Net cash provided by operating activities	28,952	8,326

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB stock	6,771	5,670
Proceeds from sale of investment securities	—	99,155
Proceeds from repayment of investment securities	65,093	136,939
Proceeds from maturity of investment securities	39,768	6,533
Purchases of investment securities	(99,689)	(197,690)
Net decrease in loan and lease finance receivables	157,719	83,023
Proceeds from sales of premises and equipment	—	5
Purchase of premises and equipment	(301)	(1,059)
Proceeds from sales of other real estate owned	—	3,443

Net cash provided by investing activities	169,361	136,019

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in transaction deposits	237,238	(85,560)
Net decrease in time deposits	(17,083)	(2,266)
Repayment of junior subordinated debentures	—	(20,619)
Net decrease in other borrowings	(69,000)	(26,000)
Net (decrease) increase in customer repurchase agreements	(16,449)	26,871
Cash dividends on common stock	(10,537)	—
Repurchase of common stock	(32)	(24)
Proceeds from exercise of stock options	3,684	95
Tax benefit related to exercise of stock options	559	5

Net cash provided by (used in) financing activities	128,380	(107,498)

NET INCREASE IN CASH AND CASH EQUIVALENTS	326,693	36,847
CASH AND CASH EQUIVALENTS, beginning of period	94,693	98,431

CASH AND CASH EQUIVALENTS, end of period	$421,386	$135,278

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$28,661	$21,615
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of loans held-for-sale	(5,330)	—
Gain on sale of investment securities	—	(2,094)
Loss on sale of premises and equipment, net	204	6
Gain on sale of other real estate owned	—	(512)
Amortization of capitalized prepayment penalty on borrowings	68	68
Increase in bank owned life insurance	(622)	(732)
Net amortization of premiums and discounts on investment securities	5,094	6,786
Accretion of SJB discount	(1,707)	(4,393)
Provision for loan losses	(7,500)	—
Valuation adjustment on other real estate owned	—	73
Change in FDIC loss share asset	1,707	4,023
(Payments to) proceeds from FDIC loss share agreement	(185)	187
Stock-based compensation	656	461
Depreciation and amortization, net	354	831
Change in accrued interest receivable	276	(630)
Change in accrued interest payable	(28)	(187)
Change in other assets and liabilities	7,304	(17,176)

Total adjustments	291	(13,289)

Net cash provided by operating activities	$28,952	$8,326

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$75,392	$4,630
Transfer of loans to other real estate owned	$—	$1,303

See accompanying notes to the condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

1.	BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we”, “our” or the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, San Diego County, Madera County, Fresno County, Tulare County and Kern County, California. The Bank operates 37 Business Financial Centers, six Commercial Banking Centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

On February 18, 2014, CVB and America Bancshares, Inc. announced that they have entered into a definitive Stock Purchase Agreement, pursuant to which American Security Bank (“ASB”), the principal subsidiary of America Bancshares, Inc., will be sold to and merged with Citizens Business Bank, the principal subsidiary of CVB. The transaction is valued at $57.0 million, subject to certain potential adjustments, for all of the outstanding shares of common stock of ASB and will be paid for by CBB using 100% cash. ASB has total assets of approximately $412 million at December 31, 2013 and five branches located in Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also has two electronic branch locations in the High Desert area and a loan production office in Ontario, California. ASB is a community/business bank with a primary focus on small to medium-sized businesses and their owners. The transaction is currently scheduled to close on May 15, 2014, subject to regulatory approvals and other customary closing conditions.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Loans and Lease Finance Receivables — Non-covered loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are unfunded, the related unfunded amounts are not reflected in the accompanying condensed consolidated financial statements.

The Company receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in dairy & livestock and agribusiness, and various personal property assets utilized in commercial and industrial business governed by the Uniform Commercial Code.

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

Troubled Debt Restructurings — Loans are reported as a Troubled Debt Restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions, which in turn result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. As a result of these concessions, restructured loans are considered impaired, and the measurement of impairment is based on the Company’s policy for impaired loans. In addition, the Company may provide a concession to the debtor where it offers collateral and the value of such collateral is significant in proportion to the nature of the concession requested, and it substantially reduces the Company’s risk of loss. In such cases, these modifications are not considered a TDR as, in substance, no concession was made as a result of the significant additional collateral obtained.

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

The Company’s policy is to record a specific valuation allowance, which is included in the allowance for loan losses, or to charge off that portion of an impaired loan that represents the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, is generally charged off and recorded against the allowance for loan losses at the time impairment is measurable and a probable loss is determined. As a result, most of the TDRs have no specific allowance allocated because, consistent with the Company’s stated practice, any impairment is typically charged off in the period in which it is identified. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may also measure impairment based on an observable market price for the loan, or the value of the collateral, for collateral dependent loans. Impairment on collateral dependent restructured loans is measured by determining the amount by which our recorded investment in the impaired loan exceeds the fair value of the collateral less estimated selling costs. The fair value is generally determined by one or more appraisals of the collateral, performed by a Company-approved third-party independent appraiser. The majority of impaired loans that are collateral dependent are charged off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.

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

There are different qualitative risks for the loans in each portfolio segment. The construction and real estate segments’ predominant risk characteristics are the collateral and the geographic location of the property collateralizing the loan as well as the operating cash flow for commercial real estate properties. The commercial and industrial segments’ predominant risk characteristics are the cash flows of the businesses we lend to, the global cash flows and liquidity of the guarantors of such losses, as well as economic and market conditions. The dairy & livestock segment’s predominant risk characteristics are milk and beef prices in the market as well as the cost of feed and cattle. The municipal lease segment’s predominant risk characteristics are the municipality’s general financial condition and tax revenues or if applicable the specific project related financial condition. The consumer, auto and other segments’ predominant risk characteristics are employment and income levels as they relate to consumers and cash flows of the businesses as they relate to equipment and vehicle leases to businesses. The agribusiness segment’s predominant risk characteristics are the supply and demand conditions of the product, production seasonality, the scale of operations and ability to control costs, the availability and cost of water, and operator experience.

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

In the first phase, individual loans are reviewed to identify loans for impairment and, if impaired, whether they are collateral-dependent loans. Impairment is measured based on the Company’s policy which requires that impaired loans are individually evaluated for impairment utilizing one of three valuation methods, as prescribed under ASC 310-10. Generally, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan. Impaired loans are deemed collateral-dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flow from the continued operation of the collateral, or both, and cash flows to repay the loan from all other available sources are expected to be no more than nominal. If the Company deems the impaired loan to be a collateral-dependent loan, the impairment is measured using the fair value of the collateral. If the Company determines that a loan’s present value of expected cash flows or fair value of the collateral, if the loan is collateral-dependent, is less than the recorded investment in the loan, the Company either recognizes an impairment reserve as a specific allowance, or charges off the impaired balance if it is determined that such amount represents a confirmed loss. Loans determined to be impaired are excluded from the formula allowance that evaluates loans collectively for impairment, as discussed in the second phase below.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Based on the Company’s annual impairment test, there was zero recorded impairment as of March 31, 2014.

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

At March 31, 2014, the Company had three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Additional information is included in Note 17 – Stock Option Plan and Restricted Stock Awards, of the Company’s 2013 Annual Report on Form 10-K.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information, Item 1. “Legal Proceedings,” at March 31, 2014, the Company does not have any litigation reserves, and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements— In January 2014, the FASB issued ASU No. 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Qualified Affordable Housing Projects.” This ASU allows reporting entities to make an accounting policy election concerning investments in Low Income Housing Tax Credit (“LIHTC”) programs, that meet specified conditions, to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of LIHTC investments, that meet the specified conditions, may be amortized in proportion to the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. This ASU is effective beginning after December 15, 2014. This ASU is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” This ASU clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans receivable to other real estate owned. ASU 2014-04 defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan. This ASU is effective for us on January 1, 2015 and can be applied either prospectively or using a modified retrospective transition method, and early adoption is permitted. The adoption of this this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	March 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$335,412	$3	$(18,586)	$316,829	11.52%
Residential mortgage-backed securities	1,511,226	16,365	(15,415)	1,512,176	54.99%
CMO’s / REMIC’s - residential	344,470	7,466	(563)	351,373	12.78%
Municipal bonds	545,259	21,588	(2,162)	564,685	20.53%
Other securities	5,000	—	—	5,000	0.18%

Total	$2,741,367	$45,422	$(36,726)	$2,750,063	100.00%

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$350,378	$22	$(23,875)	$326,525	12.26%
Residential mortgage-backed securities	1,391,631	13,100	(24,788)	1,379,943	51.81%
CMO’s / REMIC’s - residential	361,573	6,576	(1,974)	366,175	13.75%
Municipal bonds	571,145	18,839	(3,893)	586,091	22.00%
Other securities	5,000	—	(92)	4,908	0.18%

Total	$2,679,727	$38,537	$(54,622)	$2,663,642	100.00%

Approximately 79% of the available-for-sale portfolio at March 31, 2014 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2014 and December 31, 2013. The Bank has $505,000 in CMO/REMIC’s backed by whole loans issued by private-label companies (nongovernment sponsored).

During the first quarter of 2013, management identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing deterioration in yield. These securities were sold and the Company recognized a net pre-tax gain on sale of $2.1 million. There were no realized gains or losses for the three months ended March 31, 2014.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	March 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$143,534	$6,842	$164,282	$11,744	$307,816	$18,586
Residential mortgage-backed securities	542,041	7,062	148,952	8,353	690,993	15,415
CMO / REMICs - residential	52,196	539	15,693	24	67,889	563
Municipal bonds	16,068	865	28,076	1,297	44,144	2,162
Other securities	—	—	—	—	—	—

Total	$753,839	$15,308	$357,003	$21,418	$1,110,842	$36,726

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMO / REMICs - residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

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

As of March 31, 2014, the unrealized loss on this security was zero and the current fair value on the security was 77.24% of the current par value. This Alt-A bond, with a book value of $1.7 million as of March 31, 2014, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of March 31, 2014. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the three months ended March 31, 2014 and 2013.

Government Agency & Government-Sponsored Enterprise— The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of March 31, 2014, approximately $134.3 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs— Almost all of the Company’s available-for-sale mortgage-backed and CMO/REMICs securities are issued by government agencies or government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.3 years. Of the total MBS/CMO, 99.97% have the implied guarantee of U.S. government-sponsored agencies and enterprises. The remaining 0.03% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds—The majority of the Company’s municipal bonds are insured by the largest bond insurance companies with maturities of approximately 8.9 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2014.

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

At March 31, 2014 and December 31, 2013, investment securities having a carrying value of approximately $2.63 billion and $2.60 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	March 31, 2014
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$113,183	$116,202	3.25%
Due after one year through five years	1,718,930	1,750,370	2.56%
Due after five years through ten years	865,160	840,172	2.14%
Due after ten years	44,094	43,319	3.57%

Total	$2,741,367	$2,750,063	2.47%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2014.

5.	COVERED ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired SJB and entered into a loss sharing agreements with the FDIC that is more fully discussed in Note 3—Summary of Significant Accounting Policies, included herein. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain is the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

At March 31, 2014, the remaining discount associated with the SJB loans approximated $11.2 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $7.9 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.3 years and 2.0 years, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $1.4 million at March 31, 2014 will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life, which expires in October of 2014.

The following table provides a summary of the components of covered loan and lease finance receivables as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$18,582	$20,461
Real estate:
Commercial real estate	132,052	141,141
Construction	—	644
SFR mortgage	305	313
Dairy & livestock and agribusiness	1,054	6,000
Municipal lease finance receivables	—	—
Consumer and other loans	4,473	4,545

Gross covered loans	156,466	173,104
Less: Purchase accounting discount	(11,153)	(12,789)

Gross covered loans, net of discount	145,313	160,315
Less: Allowance for covered loan losses	—	—

Net covered loans	$145,313	$160,315

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

The following table summarizes covered loans by internal risk ratings as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Pass	$35,744	$38,961
Watch list	67,079	74,369
Special mention	15,411	15,492
Substandard	38,193	44,241
Doubtful & loss	39	41

Total covered gross loans	$156,466	$173,104

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for covered loans. The ALLL for covered loans is determined separately from non-covered loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully discussed in Note 3—Summary of Significant Accounting Policies. As of March 31, 2014 and December 31, 2013, the Company had zero allowance for loan losses recorded for covered loans.

6.	NON-COVERED LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following tables provide a summary of the components of loan and lease finance receivables:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$490,653	$512,792
Real estate:
Commercial real estate	2,194,051	2,207,515
Construction	42,906	47,109
SFR mortgage	189,899	189,233
Dairy & livestock and agribusiness	212,957	294,292
Municipal lease finance receivables	81,041	89,106
Consumer and other loans	54,815	55,103

Gross non-covered loans	3,266,322	3,395,150
Less: Deferred loan fees, net	(8,763)	(9,234)

Gross loans, net of deferred loan fees	3,257,559	3,385,916
Less: Allowance for non-covered loan losses	(68,725)	(75,235)

Net non-covered loans	$3,188,834	$3,310,681

As of March 31, 2014, 67.17% of the total non-covered loan portfolio consisted of commercial real estate loans and 1.31% of the total non-covered loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At March 31, 2014, the Company held approximately $1.64 billion of non-covered fixed rate loans.

At March 31, 2014 and December 31, 2013, loans totaling $2.37 billion and $2.31 billion, respectively, were pledged to secure borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

Non-Covered Loans Held-for-Sale

The following table provides a summary of the activity related to non-covered loans held-for-sale for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$3,667	$—
Originations of mortgage loans	—	—
Sales of mortgage loans	—	—
Transfer of mortgage loans to held-for-investment	—	—
Sales of other loans	(3,667)	—
Transfers of other loans to held-for-sale	—	—
Write-down of loans held-for-sale	—	—

Balance, end of period	$—	$—

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

The following tables summarize our internal risk grouping by loan class as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$297,226	$122,117	$55,351	$15,510	$449	$490,653
Real estate:
Commercial real estate
Owner occupied	436,914	149,155	74,017	56,287	—	716,373
Non-owner occupied	1,102,953	254,669	71,282	48,774	—	1,477,678
Construction
Speculative	7,594	383	1,513	17,519	—	27,009
Non-speculative	5,676	1,052	—	9,169	—	15,897
SFR mortgage	153,204	20,905	2,911	12,879	—	189,899
Dairy & livestock and agribusiness	18,204	71,184	66,598	51,574	5,397	212,957
Municipal lease finance receivables	40,860	19,197	20,984	—	—	81,041
Consumer and other loans	42,557	7,523	3,285	1,450	—	54,815

Total non-covered gross loans	$2,105,188	$646,185	$295,941	$213,162	$5,846	$3,266,322

	December 31, 2013
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$312,927	$128,068	$53,417	$17,950	$430	$512,792
Real estate:
Commercial real estate
Owner occupied	449,853	147,165	74,999	57,934	—	729,951
Non-owner occupied	1,104,065	242,431	81,088	49,980	—	1,477,564
Construction
Speculative	8,611	21	1,529	17,617	—	27,778
Non-speculative	6,940	3,190	—	9,201	—	19,331
SFR mortgage	152,500	20,485	3,302	12,946	—	189,233
Dairy & livestock and agribusiness	43,588	86,580	92,514	69,005	2,605	294,292
Municipal lease finance receivables	43,445	18,338	20,893	6,430	—	89,106
Consumer and other loans	43,225	6,938	3,449	1,491	—	55,103

Total non-covered gross loans	$2,165,154	$653,216	$331,191	$242,554	$3,035	$3,395,150

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the allowance for loan losses (“ALLL”) methodology, including loss factors and economic risk factors. The Bank’s Director of Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at March 31, 2014 and December 31, 2013. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for non-covered held-for-investment loans by portfolio segment as of March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance March 31, 2014
	(Dollars in thousands)
Commercial and industrial	$10,834	$(454)	$455	$(1,999)	$8,836
Real estate:
Commercial real estate	39,402	—	68	(70)	39,400
Construction	1,305	—	778	(1,625)	458
SFR mortgage	2,718	—	—	(436)	2,282
Dairy & livestock and agribusiness	11,728	—	144	(2,605)	9,267
Municipal lease finance receivables	2,335	—	—	(816)	1,519
Consumer and other loans	960	(13)	12	(9)	950
Unallocated	5,953			60	6,013

Total allowance for loan losses	$75,235	$(467)	$1,457	$(7,500)	$68,725

	For the Three Months Ended March 31, 2013
	Ending Balance December 31, 2012	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance March 31, 2013
	(Dollars in thousands)
Commercial and industrial	$11,652	$(357)	$99	$919	$12,313
Real estate:
Commercial real estate	47,457	—	37	(769)	46,725
Construction	2,291	—	126	(293)	2,124
SFR mortgage	3,448	(142)	34	266	3,606
Dairy & livestock and agribusiness	18,696	—	14	(2,139)	16,571
Municipal lease finance receivables	1,588	—	—	1,044	2,632
Consumer and other loans	1,170	(47)	13	(3)	1,133
Unallocated	6,139			975	7,114

Total allowance for loan losses	$92,441	$(546)	$323	$—	$92,218

The following tables present the recorded investment in non-covered loans held-for-investment, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses as March 31, 2014 and 2013:

	March 31, 2014
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$5,940	$484,713	$882	$7,954
Real estate:
Commercial real estate	33,907	2,160,144	320	39,080
Construction	26,688	16,218	—	458
SFR mortgage	11,692	178,207	47	2,235
Dairy & livestock and agribusiness	27,972	184,985	2,656	6,611
Municipal lease finance receivables	—	81,041	—	1,519
Consumer and other loans	397	54,418	96	854
Unallocated				6,013

Total	$106,596	$3,159,726	$4,001	$64,724

	March 31, 2013
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$4,579	$528,362	$1,055	$11,258
Real estate:
Commercial real estate	41,505	1,954,693	1	46,724
Construction	27,491	28,212	—	2,124
SFR mortgage	13,593	148,429	428	3,178
Dairy & livestock and agribusiness	25,327	258,545	2,560	14,011
Municipal lease finance receivables	—	109,727	—	2,632
Consumer and other loans	226	56,312	27	1,106
Unallocated				7,114

Total	$112,721	$3,084,280	$4,071	$88,147

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the appropriateness of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

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

The following tables present the recorded investment in, and the aging of, non-covered past due and nonaccrual loans and loans past due by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$4,821	$485,832	$490,653
Real estate:
Commercial real estate
Owner occupied	28	—	—	28	4,377	711,968	716,373
Non-owner occupied	492	—	—	492	7,475	1,469,711	1,477,678
Construction
Speculative	—	—	—	—	9,867	17,142	27,009
Non-speculative	—	—	—	—	—	15,897	15,897
SFR mortgage	432	—	—	432	7,868	181,599	189,899
Dairy & livestock and agribusiness	—	—	—	—	5,397	207,560	212,957
Municipal lease finance receivables	—	—	—	—	—	81,041	81,041
Consumer and other loans	8	—	—	8	397	54,410	54,815

Total non-covered gross loans	$960	$—	$—	$960	$40,202	$3,225,160	$3,266,322

(1)	As of March 31, 2014, $23.2 million of nonaccruing loans were current according to original or restructured terms, $1.6 million were 30-59 days past due, $387,000 were 60-89 days past due, and $15.0 million were 90+ days past due.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$900	$93	$—	$993	$3,861	$507,938	$512,792
Real estate:
Commercial real estate
Owner occupied	220	—	—	220	4,105	725,626	729,951
Non-owner occupied	303	—	—	303	8,305	1,468,956	1,477,564
Construction
Speculative	—	—	—	—	9,966	17,812	27,778
Non-speculative	—	—	—	—	—	19,331	19,331
SFR mortgage	773	935	—	1,708	7,577	179,948	189,233
Dairy & livestock and agribusiness	—	—	—	—	5,739	288,553	294,292
Municipal lease finance receivables	—	—	—	—	—	89,106	89,106
Consumer and other loans	75	—	—	75	401	54,627	55,103

Total non-covered gross loans	$2,271	$1,028	$—	$3,299	$39,954	$3,351,897	$3,395,150

(1)	As of December 31, 2013, $23.9 million of nonaccruing loans were current according to original or restructured terms, $473,000 were 30-59 days past due, $854,000 were 60-89 days past due, and $14.7 million were 90+ days past due.

Non-Covered Impaired Loans

At March 31, 2014, the Company had non-covered impaired loans of $106.6 million. Of this amount, there was $9.9 million in nonaccrual commercial construction loans, $7.9 million of nonaccrual SFR mortgage loans, $11.8 million of nonaccrual commercial real estate loans, $4.8 million of nonaccrual commercial and industrial loans, $5.4 million of nonaccrual dairy & livestock and agribusiness loans and $397,000 of consumer and other loans. These non-covered impaired loans included $90.4 million of loans whose terms were modified in a troubled debt restructuring, of which $24.0 million were classified as nonaccrual. The remaining balance of $66.4 million consisted of 44 loans performing according to the restructured terms. The impaired loans had a specific allowance of $4.0 million at March 31, 2014. At December 31, 2013, the Company had classified as impaired, non-covered loans with a balance of $106.9 million with a related allowance of $3.2 million.

The following tables present information for held-for-investment loans, individually evaluated for impairment by class of loans, as of and for the periods indicated below:

	As of and For the Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,173	$4,859	$—	$4,230	$15
Real estate:
Commercial real estate
Owner occupied	10,108	10,768	—	10,221	117
Non-owner occupied	21,928	27,740	—	22,103	215
Construction
Speculative	17,519	18,407	—	17,550	77
Non-speculative	9,169	9,169	—	9,184	140
SFR mortgage	11,214	12,911	—	11,266	26
Dairy & livestock and agribusiness	16,582	17,430	—	16,902	189
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	290	295	—	291	—

Total	90,983	101,579	—	91,747	779

With a related allowance recorded:
Commercial and industrial	1,767	2,109	882	1,771	—
Real estate:
Commercial real estate
Owner occupied	1,871	2,344	320	1,871	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	478	486	47	479	—
Dairy & livestock and agribusiness	11,390	12,042	2,656	11,608	75
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	107	165	96	107	—

Total	15,613	17,146	4,001	15,836	75

Total non-covered impaired loans	$106,596	$118,725	$4,001	$107,583	$854

	As of and For the Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,873	$3,617	$—	$2,899	$18
Real estate:
Commercial real estate
Owner occupied	13,616	14,827	—	13,630	122
Non-owner occupied	27,877	38,306	—	28,092	202
Construction
Speculative	18,272	18,607	—	18,272	77
Non-speculative	9,219	9,219	—	9,219	141
SFR mortgage	10,184	12,821	—	10,319	16
Dairy & livestock and agribusiness	20,843	21,874	—	19,170	98
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	141	196	—	141	—

Total	103,025	119,467	—	101,742	674

With a related allowance recorded:
Commercial and industrial	1,706	1,871	1,055	1,723	—
Real estate:
Commercial real estate
Owner occupied	12	14	1	16	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	3,409	4,040	428	3,415	—
Dairy & livestock and agribusiness	4,484	4,944	2,560	4,603	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	85	87	27	43	—

Total	9,696	10,956	4,071	9,800	—

Total non-covered impaired loans	$112,721	$130,423	$4,071	$111,542	$674

	As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,668	$5,927	$—
Real estate:
Commercial real estate
Owner occupied	13,041	14,133	—
Non-owner occupied	20,399	26,155	—
Construction
Speculative	17,617	18,408	—
Non-speculative	9,201	9,201	—
SFR mortgage	10,919	12,516	—
Dairy & livestock and agribusiness	17,702	17,702	—
Municipal lease finance receivables	—	—	—
Consumer and other loans	385	445	—

Total	93,932	104,487	—

With a related allowance recorded:
Commercial and industrial	365	379	365
Real estate:
Commercial real estate
Owner occupied	—	—	—
Non-owner occupied	—	—	—
Construction
Speculative	—	—	—
Non-speculative	—	—	—
SFR mortgage	486	489	103
Dairy & livestock and agribusiness	12,110	12,783	2,702
Municipal lease finance receivables	—	—	—
Consumer and other loans	16	19	4

Total	12,977	13,670	3,174

Total non-covered impaired loans	$106,909	$118,157	$3,174

The Company recognizes the charge-off of impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of March 31, 2014 and December 31, 2013 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

As of March 31, 2014 and December 31, 2013, impaired construction speculative loans included one nonaccruing loan that represents the Company’s only participating interest in a loan classified under the Shared National Credit program. The outstanding balance of this loan was $9.9 million as of March 31, 2014 and $10.0 million at December 31, 2013.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded zero provision for unfunded loan commitments for the three months ended March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, the balance of the reserve was $9.1 million and was included in other liabilities.

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

As of March 31, 2014, there were $90.4 million of loans classified as TDR, of which $24.0 million were nonperforming and $66.4 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2014, performing TDRs were comprised of 13 commercial real estate loans of $22.1 million, two construction loans of $16.8 million, 11 dairy & livestock loans of $22.6 million, 11 SFR mortgage loans of $3.8 million, and seven commercial and industrial loans of $1.1 million. There were no loans removed from TDR classification during the three months ended March 31, 2014 and 2013.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $3.1 million and $2.7 million of specific allowance to TDRs as of March 31, 2014 and December 31, 2013, respectively.

The following tables provide a summary of the activity related to TDRs for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$66,955	$50,392
New modifications	41	10,245
Payoffs and payments, net	(602)	(4,195)
TDRs returned to accrual status	—	1,149
TDRs placed on nonaccrual status	—	—

Ending balance	$66,394	$57,591

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$25,119	$31,309
New modifications	—	100
Payoffs and payments, net	(1,151)	(694)
TDRs returned to accrual status	—	(1,149)
TDRs placed on nonaccrual status	—	—

Ending balance	$23,968	$29,566

The following tables summarize loans modified as troubled debt restructurings during the three months ended March 31, 2014, and 2013:

Modifications (1)

For the Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2013	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	41	41	39	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
SFR mortgage:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—

Total non-covered loans	1	41	41	39	—

	For the Three Months Ended March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2014	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	2	204	204	193	95
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	168	168	168	—
SFR mortgage:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	8	9,973	9,973	9,855	—

Total non-covered loans	11	$10,345	$10,345	$10,216	$95

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of March 31, 2014, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the three months ended March 31, 2014.

7.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For the three months ended March 31, 2014 and 2013, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 130,000 and 1.0 million shares, respectively.

The table below summarizes earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Thee Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$28,661	$21,615
Less: Net earnings allocated to restricted stock	127	69

Net earnings allocated to common shareholders	$28,534	$21,546

Weighted average shares outstanding	105,192	104,564
Earnings per common share	$0.27	$0.21

Diluted earnings per common share:
Net income allocated to common shareholders	$28,534	$21,546

Weighted average shares outstanding	105,192	104,564
Incremental shares from assumed exercise of outstanding options	599	246

Diluted weighted average shares outstanding	105,791	104,810
Diluted earnings per common share	$0.27	$0.21

8.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2014. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the three months ended March 31, 2014 and 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$316,829	$—	$316,829	$—
Residential mortgage-backed securities	1,512,176	—	1,512,176	—
CMO’s / REMIC’s - residential	351,373	—	351,373	—
Municipal bonds	564,685	—	564,685	—
Other securities	5,000	—	5,000	—

Total investment securities - AFS	2,750,063	—	2,750,063	—
Interest rate swaps	10,674	—	10,674	—

Total assets	$2,760,737	$—	$2,760,737	$—

Description of liability
Interest rate swaps	$10,674	$—	$10,674	$—

Total liabilities	$10,674	$—	$10,674	$—

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$326,525	$—	$326,525	$—
Residential mortgage-backed securities	1,379,943	—	1,379,943	—
CMO’s / REMIC’s - residential	366,175	—	366,175	—
Municipal bonds	586,091	—	586,091	—
Other securities	4,908	—	4,908	—

Total investment securities - AFS	2,663,642	—	2,663,642	—
Interest rate swaps	10,846	—	10,846	—

Total assets	$2,674,488	$—	$2,674,488	$—

Description of liability
Interest rate swaps	$10,846	$—	$10,846	$—

Total liabilities	$10,846	$—	$10,846	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at March 31, 2014 and December 31, 2013, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments that had losses during the period.

	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2014
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered:
Commercial and industrial	$3,068	$—	$—	$3,068	$981
Real estate:
Commercial real estate	1,871	—	—	1,871	320
Dairy & livestock and agribusiness	2,100	—	—	2,100	420
Consumer and other loans	94	—	—	94	94
Other real estate owned:
Covered	—	—	—	—	—

Total assets	$7,133	$—	$—	$7,133	$1,815

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2013
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered:
Commercial and industrial	$529	$—	$—	$529	$627
Real estate:
Commercial real estate
Dairy & livestock and agribusiness	11,899	—	—	11,899	2,096
Consumer and other loans	2	—	—	2	2
Other real estate owned:
Covered	504	—	—	504	434

Total assets	$12,934	$—	$—	$12,934	$3,159

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2014 and December 31, 2013, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$421,386	$421,386	$—	$—	$421,386
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	25,560	—	25,560	—	25,560
Investment securities available-for-sale	2,750,063	—	2,750,063	—	2,750,063
Investment securities held-to-maturity	1,730	—	—	2,291	2,291
Non-covered loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for loan losses	3,334,147	—	—	3,387,259	3,387,259
Accrued interest receivable	21,775	—	21,775	—	21,775
Swaps	10,674	—	10,674	—	10,674
Liabilities
Deposits:
Noninterest-bearing	$2,688,585	$2,688,585	$—	$—	$2,688,585
Interest-bearing	2,422,201	—	2,423,139	—	2,423,139
Borrowings	826,076	—	844,486	—	844,486
Junior subordinated debentures	25,774	—	25,762	—	25,762
Accrued interest payable	1,083	—	1,083	—	1,083
Swaps	10,674	—	10,674	—	10,674

	December 31, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$94,693	$94,693	$—	$—	$94,693
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	32,331	—	32,331	—	32,331
Investment securities available-for-sale	2,663,642	—	2,663,642	—	2,663,642
Investment securities held-to-maturity	1,777	—	—	2,296	2,296
Non-covered loans held-for-sale	3,667	—	—	8,897	8,897
Total loans, net of allowance for loan losses	3,470,996	—	—	3,527,725	3,527,725
Accrued interest receivable	22,051	—	22,051	—	22,051
Swaps	10,846	—	10,846	—	10,846
Liabilities
Deposits:
Noninterest-bearing	$2,562,980	$2,562,980	$—	$—	$2,562,980
Interest-bearing	2,327,651	—	2,328,488	—	2,328,488
Borrowings	911,457	—	932,408	—	932,408
Junior subordinated debentures	25,774	—	25,819	—	25,819
Accrued interest payable	1,111	—	1,111	—	1,111
Swaps	10,846	—	10,846	—	10,846

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 37 Business Financial Centers and six Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Three Months Ended March 31, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$33,091	$16,432	$11,539	$—	$61,062
Credit for funds provided (1)	7,074	—	11,463	(18,537)	—

Total interest income	40,165	16,432	23,002	(18,537)	61,062

Interest expense	1,637	2,373	110	—	4,120
Charge for funds used (1)	1,090	12,797	4,650	(18,537)	—

Total interest expense	2,727	15,170	4,760	(18,537)	4,120

Net interest income	37,438	1,262	18,242	—	56,942
Provision for loan losses	—	—	(7,500)	—	(7,500)

Net interest income after provision for loan losses	37,438	1,262	25,742	—	64,442

Noninterest income	4,782	—	6,716	—	11,498
Noninterest expense	11,828	196	19,133	—	31,157

Segment pre-tax profit	$30,392	$1,066	$13,325	$—	$44,783

Segment assets as of March 31, 2014	$5,525,494	$3,264,736	$843,026	$(2,730,738)	$6,902,518

(1)	Credit for funds provided and charges for funds used is eliminated in the consolidated presentation.

	For the Three Months Ended March 31, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$35,435	$12,788	$10,590	$—	$58,813
Credit for funds provided (1)	6,312	—	2,559	(8,871)	—

Total interest income	41,747	12,788	13,149	(8,871)	58,813

Interest expense	1,499	2,417	308	—	4,224
Charge for funds used (1)	1,073	10,514	(2,716)	(8,871)	—

Total interest expense	2,572	12,931	(2,408)	(8,871)	4,224

Net interest income	39,175	(143)	15,557	—	54,589
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	39,175	(143)	15,557	—	54,589

Noninterest income	5,106	2,094	(455)	—	6,745
Noninterest expense	11,577	184	19,037	—	30,798

Segment pre-tax profit (loss)	$32,704	$1,767	$(3,935)	$—	$30,536

Segment assets as of March 31, 2013	$4,985,725	$2,622,402	$788,016	$(2,130,376)	$6,265,767

(1)	Credit for funds provided and charges for funds used is eliminated in the consolidated presentation.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2014, the Bank has entered into 82 interest-rate swap agreements with customers and 82 with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2014 and December 31, 2013, the total notional amount of the Company’s swaps was $214.6 million, and $221.5 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below:

	March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,674	Other liabilities	$10,674

Total derivatives		$10,674		$10,674

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,846	Other liabilities	$10,846

Total derivatives		$10,846		$10,846

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

There was no gain recognized in the condensed consolidated statements of earnings for the three months ended March 31, 2014 and 2013:

11.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of other comprehensive income (“OCI”) for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$24,781	$10,407	$14,374

Net change	$24,781	$10,407	$14,374

	For the Three Months Ended March 31, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(11,696)	$(4,913)	$(6,783)
Net realized gains reclassified into earnings (1)	(2,094)	(879)	(1,215)

Net change	$(13,790)	$(5,792)	$(7,998)

(1)	Net realized gains are included in noninterest income in the unaudited condensed consolidated statements of earnings and comprehensive income for the three months ended March 31, 2013.

The following table provides a summary of the change in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2014	$(9,330)
Net change in fair value recorded in accumulated OCI	14,374

Balance, March 31, 2014	$5,044

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2013	$43,251
Net change in fair value recorded in accumulated OCI	(6,783)
Net realized gains reclassified into earnings	(1,215)

Balance, March 31, 2013	$35,253

12.	BALANCE SHEET OFFSETTING

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

In November 2006, we began a repurchase agreement product with our customers, which includes master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the condensed consolidated balances.

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
March 31, 2014
Financial assets:
Derivatives not designated as hedging instruments	$10,674	$—	$—	$10,674	$—	$10,674

Total	$10,674	$—	$—	$10,674	$—	$10,674

Financial liabilities:
Derivatives not designated as hedging instruments	$11,921	$(1,247)	$10,674	$1,247	$(16,544)	$(4,623)
Repurchase agreements	626,802	—	626,802	—	(734,614)	(107,812)

Total	$638,723	$(1,247)	$637,476	$1,247	$(751,158)	$(112,435)

December 31, 2013
Financial assets:
Derivatives not designated as hedging instruments	$10,846	$—	$—	$10,846	$—	$10,846

Total	$10,846	$—	$—	$10,846	$—	$10,846

Financial liabilities:
Derivatives not designated as hedging instruments	$12,908	$(2,062)	$10,846	$2,062	$(16,179)	$(3,271)
Repurchase agreements	643,251	—	643,251	—	(649,385)	(6,134)

Total	$656,159	$(2,062)	$654,097	$2,062	$(665,564)	$(9,405)

13.	SUBSEQUENT EVENTS

On February 18, 2014, CVB and America Bancshares, Inc. announced that they have entered into a definitive Stock Purchase Agreement, pursuant to which American Security Bank (“ASB”), the principal subsidiary of America Bancshares, Inc., will be sold to and merged with Citizens Business Bank, the principal subsidiary of CVB. The transaction is valued at $57.0 million, subject to certain potential adjustments, for all of the outstanding shares of common stock of ASB and will be paid for by CBB using 100% cash. ASB has total assets of approximately $412 million at December 31, 2013 and five branches located in Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also has two electronic branch locations in the High Desert area and a loan production office in Ontario, California. ASB is a community/business bank with a primary focus on small to medium-sized businesses and their owners. The transaction received regulatory approvals and waivers in April 2014 and is currently scheduled to close on May 15, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of CVB Financial Corp. and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

Our significant accounting policies are described in greater detail in our 2013 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Significant Accounting Policies,” contained herein, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the first quarter of 2014, we reported net income of $28.7 million, compared with $21.6 million for the first quarter of 2013. This represents a year-over-year increase of $7.0 million, or 32.60%. Diluted earnings per share were $0.27 per share for the first quarter of 2014, compared to $0.21 for the same period in 2013. Net income for the first quarter of 2014 included a $7.5 million loan loss provision recapture, a $5.3 million pre-tax gain on the sale of one loan held-for-sale at December 31, 2013, and a $2.3 million increase in interest income resulting from the full payoff of one non-performing commercial real estate loan. By comparison, the first quarter of 2013 included a net pre-tax gain of $2.1 million on the sale of investment securities.

At March 31, 2014, total assets of $6.90 billion increased $237.6 million, or 3.56%, from total assets of $6.66 billion at December 31, 2013. Earning assets totaled $6.55 billion at March 31, 2014, an increase of $223.9 million, or 3.54%, when compared with total earning assets of $6.32 billion at December 31, 2013. The increase in earning assets during the first three months of 2014 was primarily due to a $291.4 million increase in interest-earning deposits with other institutions and an $86.4 million increase in investment securities, partially offset by a $147.0 million decrease in total loans and a $6.8 million decrease in FHLB stock.

Investment securities totaled $2.75 billion at March 31, 2014, up from $2.67 billion at December 31, 2013. As of March 31, 2014, we had a pre-tax unrealized net gain of $8.7 million on our overall investment securities portfolio, compared to a pre-tax unrealized net loss of $16.1 million at December 31, 2013. During the first quarter of 2014, we purchased $168.4 million of MBS with an average yield of 2.18%. Our new purchases of MBS have an average duration of approximately four years. We also purchased $3.1 million in municipal securities with an average tax-equivalent yield of 3.65%.

Total loans and leases, net of deferred fees and discount, of $3.40 billion at March 31, 2014, decreased by $147.0 million, or 4.14%, from $3.55 billion at December 31, 2013. Quarter-over-quarter, total non-covered loans decreased by $132.0 million, and covered loans decreased by $15.0 million. The $132.0 million decrease in non-covered loans was principally due to decreases of $81.3 million in dairy & livestock and agribusiness loans, $22.1 million in commercial and industrial loans, $13.5 million in commercial real estate loans and $8.1 million in municipal lease finance receivables. The majority of the decline in dairy & livestock and agribusiness loans was primarily attributed to improved profitability due to higher milk prices and normal seasonal paydowns. This decrease in loans was partially offset by an increase of $6.1 million in our SFR mortgage-direct loans (excluding pools), for the first quarter of 2014. The market for new loans continued to remain very competitive. Our loan pipeline showed signs of improvements, but we remain cautious in terms of credit quality.

Noninterest-bearing deposits were $2.69 billion at March 31, 2014, an increase of $125.6 million, or 4.90%, compared to $2.56 billion at December 31, 2013. At March 31, 2014, noninterest-bearing deposits were 56.21% of total deposits, compared to 52.41% at December 31, 2013 and 50.50% at March 31, 2013. Our average cost of total deposits for the quarter ended March 31, 2014 was 10 basis points, compared to 11 basis points for the same period of 2013.

At March 31, 2014, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2013. At March 31, 2013, junior subordinated debentures totaled $46.4 million. On April 7, 2013, we redeemed the remaining outstanding capital and common securities issued by CVB Statutory Trust II, totaling $20.6 million. We took these actions to reduce our funding costs.

The $7.5 million recapture of loan loss provision during the first quarter of 2014 was primarily the result of a decrease in total loans and leases and improved credit quality. This compares with a $6.8 million recapture for the fourth quarter of 2013, $3.8 million for the third quarter of 2013, $6.2 million for the second quarter of 2013, and zero provision for loan losses for the previous eight consecutive quarters. The allowance for loan losses was $68.7 million, or 2.11% of total non-covered loans at March 31, 2014, compared to $75.2 million, or 2.22%, at December 31, 2013.

Our capital ratios remain well-above regulatory standards. As of March 31, 2014, our Tier 1 leverage capital ratio totaled 11.48%, our Tier 1 risk-based capital ratio totaled 18.98% and our total risk-based capital ratio totaled 20.24%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,		Variance
	2014	2013	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$56,942	$54,589	$2,353	4.31%
Recapture of (provision for) loan losses	7,500	—	7,500	—
Noninterest income	11,498	6,745	4,753	70.47%
Noninterest expense	(31,157)	(30,798)	(359)	-1.17%
Income taxes	(16,122)	(8,921)	(7,201)	-80.72%

Net earnings	$28,661	$21,615	$7,046	32.60%

Earnings per common share:
Basic	$0.27	$0.21	$0.06	28.57%
Diluted	$0.27	$0.21	$0.06	28.57%
Return on average assets	1.72%	1.38%	0.34%
Return on average shareholders’ equity	14.74%	11.32%	3.42%
Efficiency ratio	45.52%	50.21%	-4.69%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Interest income
Interest income-accretion	$1,707	$4,393
Noninterest income
Decrease in FDIC loss share asset	(1,707)	(4,023)
Net gain on sale of OREO	—	376
Noninterest expense
Legal and professional	8	(131)
OREO write-down	—	—
OREO expenses	(5)	(58)
Other expenses (appraisals, and etc.)	(43)	(275)

Net (loss) income before income tax benefit (expense) related to covered assets	$(40)	$282

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, net decrease in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to covered loans.

The discount accretion of $1.7 million for the first quarter 2014, recognized as part of interest income from covered loans, decreased $2.7 million, compared to $4.4 million for the first quarter of 2013. This decrease was reduced by the changes in the FDIC loss sharing asset, a net decrease of $1.7 million for the first quarter of 2014, compared to a net decrease of $4.0 million for the first quarter of 2013.

At March 31, 2014, the remaining discount associated with the SJB loans approximated $11.2 million. Based on the current forecast of expected cash flows of these loans, approximately $7.9 million of the discount is expected to accrete into interest income over the remaining lives of the respective pools and individual loans, which approximates 4.3 years and 2.0 years, respectively. The FDIC loss sharing asset totaled $1.4 million at March 31, 2014. The loss sharing asset will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life, which expires in October 2014.

Net gain on sales of OREO was zero and $376,000 for the three months ended March 31, 2014 and 2013, respectively.

Noninterest expense, including OREO expenses, legal and professional expenses and other covered asset related expenses, totaled $40,000 and $464,000 for the three months ended March 31, 2014 and 2013, respectively. Covered loans decreased $43.1 million to $156.5 million at March 31, 2014 from $199.6 million at March 31, 2013.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. As of March 31, 2014, our balance sheet is slightly liability-sensitive over a two year horizon assuming no balance sheet growth; this means interest-bearing liabilities will generally reprice faster than interest-earning assets. Therefore, our net interest margin is likely to modestly decrease in sustained periods of rising interest rates and modestly increase in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation –Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

	For the Three Months Ended March 31,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,069,265	$10,279	2.01%	$1,792,429	$6,747	1.52%
Tax-advantaged	571,207	5,278	5.05%	625,850	5,541	4.85%
Investment in FHLB stock	31,729	604	7.72%	56,336	343	2.47%
Federal funds sold and interest-earning deposits with other institutions	269,256	245	0.36%	92,205	135	0.59%
Loans held-for-sale	367	—	0.00%	75	1	5.41%
Loans (2)	3,483,408	42,949	5.00%	3,401,825	41,653	4.97%
Yield adjustment to interest income from discount accretion	(12,698)	1,707		(24,075)	4,393

Total interest-earning assets	6,412,534	61,062	3.98%	5,944,645	58,813	4.15%
Total noninterest-earning assets	360,116			391,964

Total assets	$6,772,650			$6,336,609

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$1,720,715	879	0.21%	$1,633,789	882	0.22%
Time deposits	671,775	307	0.19%	711,942	359	0.20%

Total interest-bearing deposits	2,392,490	1,186	0.20%	2,345,731	1,241	0.21%
FHLB advances and other borrowings	955,817	2,934	1.24%	806,613	2,983	1.50%

Interest-bearing liabilities	3,348,307	4,120	0.50%	3,152,344	4,224	0.54%

Noninterest-bearing deposits	2,562,549			2,322,640
Other liabilities	73,029			87,143
Stockholders’ equity	788,765			774,482

Total liabilities and stockholders’ equity	$6,772,650			$6,336,609

Net interest income		$56,942			$54,589

Net interest income excluding discount		$55,235			$50,196

Net interest spread - tax equivalent			3.48%			3.61%
Net interest spread - tax equivalent excluding discount			3.37%			3.29%
Net interest margin			3.60%			3.83%
Net interest margin - tax equivalent			3.72%			3.86%
Net interest margin - tax equivalent excluding discount			3.60%			3.54%
Net interest margin excluding loan fees			3.54%			3.77%
Net interest margin excluding loan fees - tax equivalent			3.66%			3.80%

(1)	Non tax-equivalent (TE) rate was 2.38%, and 2.30% for the three months ended March 31, 2014 and 2013, respectively.
(2)	Includes loan fees of: $791, and $741 for the three months ended March 31, 2014, and 2013, respectively. Prepayment penalty fees of $585, and $954 are included in interest income for the three months ended March 31, 2014 and 2013, respectively.
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended March 31, 2014 and 2013 include a yield adjustment of $1.7 million, and $4.4 million, respectively. These yield adjustments relate to discount accretion on covered loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$6,412,534	$62,992	3.98%	$5,944,645	$60,845	4.15%
Discount on acquired loans	12,698	(1,707)		24,075	(4,393)

Total interest-earning assets, excluding SJB loan discount and yield	$6,425,232	$61,285	3.87%	$5,968,720	$56,452	3.83%

Net interest income and net interest margin (TE)		$58,872	3.72%		$56,621	3.86%
Yield adjustment to interest income from discount accretion		(1,707)			(4,393)

Net interest income and net interest margin (TE), excluding yield adjustment		$57,165	3.60%		$52,228	3.54%

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

	Comparision of Three Months Ended March 31, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$1,036	$2,162	$334	$3,532
Tax-advantaged securities	(460)	216	(19)	(263)
Investment in FHLB stock	(150)	730	(319)	261
Fed funds sold & interest-earning deposits with other institutions	263	(52)	(101)	110
Loans HFS	4	(1)	(4)	(1)
Loans	1,047	243	6	1,296
Yield adjustment from discount accretion	(2,076)	(1,157)	547	(2,686)

Total interest income	(336)	2,141	444	2,249
Interest expense:
Savings deposits	19	(21)	(1)	(3)
Time deposits	(23)	(30)	1	(52)
FHLB advances and other borrowings	538	(495)	(92)	(49)

Total interest expense	534	(546)	(92)	(104)

Net interest income	$(870)	$2,687	$536	$2,353

Net interest income, before the provision for loan losses of $56.9 million for the first quarter of 2014 increased $2.4 million, or 4.31%, compared to the first quarter of 2013. Interest income and fees on loans for the first quarter of 2014 totaled $44.7 million, which included $1.7 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on covered loans acquired SJB. This represented a $700,000, or 1.59%, increase when compared to interest income and fees on loans of $44.0 million for the fourth quarter of 2013, which included $2.1 million of discount accretion, and a decrease of $1.4 million, or 3.02%, from the first quarter of 2013, which included $4.4 million of discount accretion.

Excluding the impact of the yield adjustment on covered loans, our tax equivalent (TE) net interest margin was 3.60% for the first quarter of 2014, compared to 3.47% for the fourth quarter of 2013 and 3.54% for the first quarter of 2013. Total average earning asset yields (excluding discount) were 3.87% for the first quarter of 2014, compared to 3.73% for the fourth quarter of 2013 and 3.83% for the first quarter of 2013. Total cost of funds of 0.28% for the first quarter of 2014 was unchanged from the fourth quarter of 2013, and decreased 3 basis points from 0.31% for the first quarter of 2013. During the first quarter of 2014, we had one non-performing commercial real estate loan that was paid in full, resulting in a $2.3 million increase in interest income. This positively impacted our net interest margin by approximately 15 basis points.

The average balance of total loans decreased $81.9 million to $3.48 billion for the first quarter of 2014, compared to $3.40 billion for the first quarter of 2013. The average yield on loans (excluding discount) was 5.00% for the first quarter of 2014, compared to 4.97% for the first quarter of 2013. Lower rates on mortgages continued to result in refinancings during the first quarter of 2014 and we continued to see competitive pressure on rates in all classes of loans. We earned $585,000 in loan prepayment penalty fees for the first quarter of 2014, compared with $273,000 for the fourth quarter of 2013 and $954,000 for the first quarter of 2013.

Total average earning assets of $6.41 billion increased $467.9 million, or 7.87%, from $5.94 billion for the first quarter of 2013. This increase was principally due to a $222.2 million increase in average investment securities to $2.64 billion for the first quarter of 2014, compared to $2.42 billion for the first quarter of 2013 and a $177.0 million increase in overnight funds sold to the Federal Reserve and interest-earning deposits with other institutions. Total average loans, net of discount, also increased $93.0 million, primarily due to a $119.8 million increase in average non-covered loans to $3.32 billion for the first quarter of 2014, compared to $3.20 billion for the first quarter of 2013. These increases were partially offset by a $24.6 million decrease in average investment in FHLB stock.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at March 31, 2014 and 2013. As of March 31, 2014 and 2013, we had $40.2 million and $55.1 million of non-covered nonaccrual loans, respectively. Had non-covered nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $750,000 and $1.3 million greater for the three months ended March 31, 2014 and 2013, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $791,000 a for the three months ended March 31, 2014, compared to $741,000 for the three months ended March 31, 2013.

Interest income on investments of $15.6 million for the first quarter of 2014, increased $3.3 million, or 26.60%, from $12.3 million for the first quarter of 2013. Total yield (TE) on investments was 2.67% for the first quarter of 2014, compared to 2.39% for the same period in 2013. During the first quarter of 2014, we purchased $168.4 million in MBS with an average yield of 2.18% and an average duration of approximately four years. We also purchased $3.1 million in municipal securities with an average tax-equivalent yield of 3.65% during the first quarter of 2014.

Interest expense of $4.1 million for the first quarter of 2014, decreased $104,000, or 2.46%, compared to $4.2 million for the first quarter of 2013. The average rate paid on interest-bearing liabilities decreased 4 basis points, to 0.50% for the first quarter of 2014, from 0.54% for the first quarter of 2013 as a result of the continued low interest rate environment experienced for the first quarter of 2014, as well as the mix of interest-bearing liabilities.

Contributing to the decline in interest expense was lower rates paid on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.20% for the first quarter of 2014, compared to 0.21% for the first quarter of 2013). Average noninterest-bearing deposits grew to $2.56 billion, or 51.72% of total average deposits for the first quarter of 2014, compared to $2.32 billion, or 49.75% of total average deposits, for the first quarter of 2013. The decrease in rates paid on total deposits (0.10% for the first quarter of 2014, compared to 0.11% for the first quarter of 2013) also contributed to our lower cost of funds.

FHLB advances and other borrowings typically have higher interest costs than interest-bearing deposits. The $49,000 decrease in interest from other borrowings during the first quarter of 2014 was due to the redemption of $20.6 million of the remaining outstanding capital and common securities issued by the Company’s remaining trust subsidiary, CVB Statutory Trust II on April 7, 2013. We had zero and $26.0 million in short-term borrowings at March 31, 2014 and December 31, 2013, respectively.

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

The allowance for loan losses was reduced to $68.7 million at March 31, 2014, primarily as a result of a decrease in total loans and leases and improved credit quality, compared to $75.2 million at December 31, 2013. We recorded a $7.5 million loan loss provision recapture for the three months ended March 31, 2014, compared to zero provision for loan losses for the same period of 2013. We believe the allowance is appropriate at March 31, 2014. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total non-covered net loans as of March 31, 2014 and December 31, 2013 was 2.11% and 2.22%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $990,000 for the three months ended March 31, 2014, compared to net charge-offs of $223,000 for the same period of 2013. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC, which expires in October 2014. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the covered SJB loans in 2009. During the three months ended March 31, 2014 and 2013, there was zero in net charge-offs or recoveries for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Three Months Ended March 31,		Variance
	2014	2013	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,828	$3,826	$2	0.05%
Trust and investment services	1,925	2,005	(80)	-3.99%
Bankcard services	778	839	(61)	-7.27%
BOLI income	638	743	(105)	-14.13%
Gain on sale of investment securities, net	—	2,094	(2,094)	-100.00%
Decrease in FDIC loss sharing asset, net	(1,707)	(4,023)	2,316	57.57%
Gain on OREO, net	5	564	(559)	-99.11%
Gain on sale of loans held-for-sale	5,330	—	5,330	—
Other	701	697	4	0.57%

Total noninterest income	$11,498	$6,745	$4,753	70.47%

Noninterest income of $11.5 million for the first quarter of 2014 increased $4.8 million, or 70.47%, over noninterest income of $6.7 million for the first quarter of 2013. Noninterest income for the first quarter of 2014 increased primarily due to a $5.3 million pre-tax gain on the sale of one loan held-for-sale and a $1.7 million net decrease in the FDIC loss sharing asset during the first quarter of 2014, compared to a $4.0 million net decrease in the FDIC loss sharing asset for the first quarter of 2013. Noninterest income for the first quarter of 2013 included a net pre-tax gain of $2.1 million on the sale of investment securities and $564,000 net gain on OREO.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2014, CitizensTrust had approximately $2.44 billion in assets under management and administration, including $1.84 billion in assets under management. CitizensTrust generated fees of $1.9 million for the first quarter of 2014, compared to $2.0 million for the first quarter of 2013.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $638,000 for the first quarter of 2014 decreased $105,000, or 14.13% from the first quarter of 2013.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods indicated.

	For the Three Months Ended March 31,		Variance
	2014	2013	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,417	$17,300	$2,117	12.24%
Occupancy	2,817	2,622	195	7.44%
Equipment	908	1,060	(152)	-14.34%
Professional services	1,364	1,596	(232)	-14.54%
Software licenses and maintenance	1,065	1,152	(87)	-7.55%
Stationary and supplies	609	666	(57)	-8.56%
Telecommunications expense	315	322	(7)	-2.17%
Promotion	1,266	1,258	8	0.64%
Amortization of intangible assets	122	438	(316)	-72.15%
OREO expense	25	330	(305)	-92.42%
Regulatory assessments	961	890	71	7.98%
Loan expense	237	663	(426)	-64.25%
Acquisition related expenses	427	—	427	—
Other	1,624	2,501	(877)	-35.07%

Total noninterest expense	$31,157	$30,798	$359	1.17%

Noninterest expense to average assets	1.87%	1.97%
Efficiency ratio (1)	45.52%	50.21%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.87% for the first quarter of 2014, compared to 1.97% for the first quarter of 2013.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first quarter of 2014, the efficiency ratio was 45.52%, compared to 50.21% for the first quarter of 2013.

Noninterest expense for the first quarter of 2014 increased $359,000, or 1.17%. The overall increase was primarily due to a $2.1 million increase in salaries and employee benefits, principally due to increased health care costs for which we expect partial insurance reimbursement, new hire expenses, and other employee benefits. The first quarter of 2014 included additional costs of $427,000 for merger related expenses in connection with our announced proposed acquisition of American Security Bank, and $259,000 in branch consolidation costs due to the closures of our Bakersfield center location and the Stockton Business Financial Center. The increases in expenses were partially offset by reductions of $1.0 million in OREO costs, legal expenses and loan related expenses as a result of the improved credit quality in our loan portfolio and fewer OREO properties. Other expense for the first quarter of 2013 included a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014 was 36.00%, compared to 29.21% for the same period in 2013. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We also benefited from approximately $1.1 million of enterprise zone tax credits reflected during the first quarter of 2013, many of which have been eliminated in 2014.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the three months ended March 31, 2014 and 2013. These tables also provide additional significant segment measures useful to understanding the performance of this segment.

Business Financial and Commercial Banking Centers

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$40,165	$41,747
Interest expense (1)	2,727	2,572

Net interest income	37,438	39,175

Noninterest income	4,782	5,106
Noninterest expense	11,828	11,577

Segment pre-tax profit	$30,392	$32,704

Balance Sheet
Average loans	$2,754,656	$2,600,153
Average interest-bearing deposits and customer repurchases	$2,874,736	$2,635,719
Yield on loans (2)	4.87%	5.53%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.23%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion, and is accounted for at the corporate level.

For the first quarter of 2014, Business Financial and Commercial Banking Centers’ segment pre-tax profit decreased by $2.3 million, or 7.07%, primarily due to a decrease in net interest income of $1.7 million, or 4.43%, compared to the first quarter of 2013. The $1.7 million decrease in interest income for the first quarter of 2014 was principally due to a 66 basis point drop in the loan yield to 4.87% for the first quarter of 2014, compared to 5.53% for the first quarter of 2013. Average loans increased $154.5 million. The market for new loans continued to remain very competitive. Noninterest income also decreased $324,000, or 6.35% for the three months ended March 31, 2014, compared to the same period of 2013.

Treasury

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$16,432	$12,788
Interest expense (1)	15,170	12,931

Net interest income	1,262	(143)

Noninterest income	—	2,094
Noninterest expense	196	184

Segment pre-tax profit	$1,066	$1,767

Balance Sheet
Average investments	$2,640,472	$2,418,279
Average interest-bearing deposits	$240,000	$240,002
Average borrowings	$204,371	$225,629
Yield on investments -TE	2.67%	2.39%
Non-tax equivalent yield	2.38%	2.30%
Average cost of borrowings	4.62%	4.15%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the consolidated presentation.

For the first quarter of 2014, the Company’s Treasury department reported a pre-tax profit of $1.1 million, compared to $1.8 million for the first quarter of 2013. The decrease was primarily due to net pre-tax gain of $2.1 million on the sale of investment securities for the first quarter of 2013. This decrease was partially offset by a $1.4 million increase in net interest income, principally due to a $222.2 million increase in average investment securities and a 28 basis point increase in yield on investments (TE) for the first quarter of 2014, compared to the first quarter of 2013.

Other

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$23,002	$13,149
Interest expense (1)	4,760	(2,408)

Net interest income	18,242	15,557

(Recapture of) provision for loan losses	(7,500)	—
Noninterest income	6,716	(455)
Noninterest expense	19,133	19,037

Segment pre-tax profit (loss)	$13,325	$(3,935)

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $13.3 million for the first quarter of 2014, an increase of $17.3 million, or 438.63%, from pre-tax loss of $3.9 million for the first quarter of 2013. The increase in pre-tax profit included a $7.5 million loan loss provision recapture. Net interest income for the first quarter of 2014 increased $2.7 million primarily due to a $2.3 million increase in interest income resulting from the full payoff of one non-performing commercial real estate loan. Noninterest income increased $7.2 million principally due to a $5.3 million gain on the sale of one loan held-for-sale at December 31, 2013 and a net decrease in the FDIC loss sharing asset of $1.7 million for the first quarter of 2014, compared to a net decrease of $4.0 million for the first quarter of 2013. Noninterest expense for the first quarter of 2013 included a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns and was included in other expense.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.90 billion at March 31, 2014. This represented an increase of $237.6 million, or 3.56%, from total assets of $6.66 billion at December 31, 2013. Earning assets of $6.55 billion at March 31, 2014 increased $223.9 million, or 3.54% when compared with $6.32 billion at December 31, 2013. The increase in earning assets during the first three months of 2014 was primarily due to a $291.4 million increase in interest-earning deposits with the Federal Reserve and an $86.4 million increase in investment securities. This was partially offset by a $147.0 million decrease in total loans and a $6.8 million decrease in FHLB stock. Total liabilities were $6.09 billion at March 31, 2014, an increase of $200.3 million, or 3.40%, from total liabilities of $5.89 billion at December 31, 2013. Total equity increased $37.3 million, or 3.56%, to $809.2 million at March 31, 2014, compared to total equity of $771.9 million at December 31, 2013.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2014, we reported total investment securities of $2.75 billion. This represented an increase of $86.4 million, or 3.24%, from total investment securities of $2.67 billion at December 31, 2013. As of March 31, 2014, the Company had a pre-tax net unrealized holding gain on total investment securities of $8.7 million, compared to a pre-tax net unrealized loss of $16.1 million at December 31, 2013. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2014 and 2013, total repayments/maturities and proceeds from sales of investment securities totaled $104.9 million and $242.6 million, respectively. The Company purchased additional investment securities totaling $99.7 million and $197.7 million for the three months ended March 31, 2014 and 2013, respectively. The proceeds from sales of investment securities, which included the 13 investment securities that were sold for a net gain on sale of $2.1 million in the first quarter of 2013, were used to purchase additional investment securities. No investment securities were sold during the first three months of 2014.

The table below sets forth investment securities available-for-sale at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$335,412	$3	$(18,586)	$316,829	11.52%
Residential mortgage-backed securities	1,511,226	16,365	(15,415)	1,512,176	54.99%
CMO’s / REMIC’s - residential	344,470	7,466	(563)	351,373	12.78%
Municipal bonds	545,259	21,588	(2,162)	564,685	20.53%
Other securities	5,000	—	—	5,000	0.18%

Total	$2,741,367	$45,422	$(36,726)	$2,750,063	100.00%

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$350,378	$22	$(23,875)	$326,525	12.26%
Residential mortgage-backed securities	1,391,631	13,100	(24,788)	1,379,943	51.81%
CMO’s / REMIC’s - residential	361,573	6,576	(1,974)	366,175	13.75%
Municipal bonds	571,145	18,839	(3,893)	586,091	22.00%
Other securities	5,000	—	(92)	4,908	0.18%

Total	$2,679,727	$38,537	$(54,622)	$2,663,642	100.00%

The weighted-average yield (TE) on the investment portfolio at March 31, 2014 was 2.47% with a weighted-average life of 4.2 years. This compares to a weighted-average yield of 2.35% at December 31, 2013 with a weighted-average life of 4.0 years and a yield of 2.36% at March 31, 2013 with a weighted-average life of 3.5 years.

Approximately 76% of the securities in the total investment portfolio, at March 31, 2014, are issued by the U.S government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee payment of principal and interest. As of March 31, 2014, approximately $134.3 million in U.S. government agency bonds are callable.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2014 and December 31, 2013.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	March 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$143,534	$6,842	$164,282	$11,744	$307,816	$18,586
Residential mortgage-backed securities	542,041	7,062	148,952	8,353	690,993	15,415
CMO / REMICs - residential	52,196	539	15,693	24	67,889	563
Municipal bonds	16,068	865	28,076	1,297	44,144	2,162
Other securities	—	—	—	—	—	—

Total	$753,839	$15,308	$357,003	$21,418	$1,110,842	$36,726

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMO / REMICs - residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

During the three months ended March 31, 2014 and 2013, there were no other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

Total loans and leases, net of deferred fees and discount, of $3.40 billion at March 31, 2014 decreased by $147.0 million, or 4.14%, from $3.55 billion at December 31, 2013. Quarter-over-quarter, non-covered loans decreased by $132.0 million, and covered loans decreased by $15.0 million. The $132.0 million decrease in non-covered loans was principally due to decreases of $81.3 million in dairy & livestock and agribusiness loans, $22.1 million in commercial and industrial loans, $13.5 million in commercial real estate loans and $8.1 million in municipal lease finance receivables. The majority of the decline in dairy & livestock and agribusiness loans was primarily attributed to improved profitability due to higher milk prices and normal seasonal paydowns. The overall decrease in loans was partially offset by an increase of $6.1 million in SFR mortgage-direct loans (excluding pools), for the quarter.

Total loans, net of deferred loan fees, comprise 51.97% of our total earning assets of March 31, 2014. The following table presents our non-covered loan portfolio, excluding held-for-sale loans, by category for the periods indicated below:

	March 31, 2014
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$490,653	$18,582	$509,235
Real estate:
Commercial real estate	2,194,051	132,052	2,326,103
Construction	42,906	—	42,906
SFR mortgage	189,899	305	190,204
Dairy & livestock and agribusiness	212,957	1,054	214,011
Municipal lease finance receivables	81,041	—	81,041
Consumer and other loans	54,815	4,473	59,288

Gross loans	3,266,322	156,466	3,422,788
Less:
Purchase accounting discount	—	(11,153)	(11,153)
Deferred loan fees, net	(8,763)	—	(8,763)

Gross loans, net of deferred loan fees and discount	3,257,559	145,313	3,402,872
Less: Allowance for loan losses	(68,725)	—	(68,725)

Net loans	$3,188,834	$145,313	$3,334,147

Allowance for loan losses as a % of loans, net of deferred loan fees	2.11%

	December 31, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$512,792	$20,461	$533,253
Real estate:
Commercial real estate	2,207,515	141,141	2,348,656
Construction	47,109	644	47,753
SFR mortgage	189,233	313	189,546
Dairy & livestock and agribusiness	294,292	6,000	300,292
Municipal lease finance receivables	89,106	—	89,106
Consumer and other loans	55,103	4,545	59,648

Gross loans	3,395,150	173,104	3,568,254
Less:
Purchase accounting discount	—	(12,789)	(12,789)
Deferred loan fees, net	(9,234)	—	(9,234)

Gross loans, net of deferred loan fees and discount	3,385,916	160,315	3,546,231
Less: Allowance for loan losses	(75,235)	—	(75,235)

Net loans	$3,310,681	$160,315	$3,470,996

Allowance for loan losses as a % of loans, net of deferred loan fees	2.22%

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Consumer loans include auto and equipment leases, installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers and farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total non-covered held-for-investment loans and commercial real estate loans by region as of March 31, 2014.

Non-Covered Loans by Market Area

	March 31, 2014
	Total Non-Covered Loans		Non-Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,286,219	39.4%	$923,293	42.1%
Inland Empire	579,455	17.7%	492,670	22.5%
Central Valley	649,941	19.9%	419,595	19.1%
Orange County	496,791	15.2%	212,988	9.7%
Other areas (1)	253,916	7.8%	145,505	6.6%

	$3,266,322	100.0%	$2,194,051	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Covered Loans by Market Area

	March 31, 2014
	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$9,989	6.4%	$8,179	6.2%
Inland Empire	640	0.4%	—	—
Central Valley	137,660	88.0%	119,422	90.4%
Other areas (1)	8,177	5.2%	4,451	3.4%

	$156,466	100.0%	$132,052	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. The table below breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

Non-Covered Commercial Real Estate and SFR Loans

	March 31, 2014
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$112,589	4.7%	100.0%	$507
SFR mortgage - Mortgage pools	77,310	3.2%	100.0%	227

Total SFR mortgage	189,899	7.9%

Commercial real estate:
Multi-family	189,451	7.9%	—	1,414
Industrial	616,561	25.9%	33.4%	976
Office	394,031	16.5%	29.7%	1,104
Retail	354,782	14.9%	9.1%	1,436
Medical	159,065	6.7%	38.2%	1,808
Secured by farmland	141,900	6.0%	100.0%	1,843
Other	338,261	14.2%	46.9%	1,353

Total commercial real estate	2,194,051	92.1%

Total SFR mortgage and commercial real estate loans	$2,383,950	100.0%	38.0%	1,215

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

The SFR mortgage—Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program which utilizes Bank associate referrals through our Business Financial and Commercial Banking Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed recently to enable our Bank to underwrite SFR mortgage loans generated through our referral channels, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012, and we originated loan volume in the aggregate principal amount of $8.2 million under this program during the first quarter of 2014.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, totaling $77.3 million at March 31, 2014. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered commercial real estate and SFR mortgage portfolios:

Covered Commercial Real Estate and SFR Loans

	March 31, 2014
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$305	0.2%	100.0%	102
SFR mortgage - Mortgage pools	—	—	—	—

Total SFR mortgage	305	0.2%

Commercial real estate:
Multi-family	2,717	2.1%	—	1,359
Industrial	28,063	21.2%	49.5%	624
Office	14,462	10.9%	41.2%	578
Retail	15,792	11.9%	31.5%	718
Medical	13,857	10.5%	83.2%	1,155
Secured by farmland	6,049	4.6%	100.0%	356
Other (2)	51,112	38.6%	59.3%	913

Total commercial real estate	132,052	99.8%

Total SFR mortgage and commercial real estate loans	$132,357	100.0%	55.2%	799

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 73% of other loans.

The following table presents a break-down of our non-covered construction loans by county and type.

Non-Covered Construction Loans

	March 31, 2014
	SFR & Multi-family
	Land Development		Construction		Total
	(Dollars in thousands)
Los Angeles County	$462	10.0%	$34	8.1%	$496	9.9%
Inland Empire	—	—	384	91.9%	384	7.6%
Central Valley	1,437	31.2%	—	—	1,437	28.6%
Orange County	2,711	58.8%	—	—	2,711	53.9%
Other areas (1)	—	—	—	—	—	—

Total	$4,610	100.0%	$418	100.0%	$5,028	100.0%

Total nonperforming	$—	—	$—	—	$—	—

	March 31, 2014
	Commercial
	Land Development		Construction		Total
	(Dollars in thousands)
Los Angeles County	$6,273	64.9%	$10,691	37.9%	$16,964	44.8%
Inland Empire	1,273	13.1%	7,652	27.1%	8,925	23.6%
Central Valley	724	7.5%	—	—	724	1.9%
Orange County	—	—	—	—	—	—
Other areas (1)	1,398	14.5%	9,867	35.0%	11,265	29.7%

Total	$9,668	100.0%	$28,210	100.0%	$37,878	100.0%

Total nonperforming	$—	—	$9,867	35.0%	$9,867	26.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

As of March 31, 2014, the Company had $42.9 million in non-covered construction loans. This represents 1.31% of total non-covered gross held-for-investment loans outstanding of $3.27 billion. Of this $42.9 million in construction loans, approximately 11.72%, or $5.0 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $37.9 million, were related to commercial construction. The average balance of any single construction loan was approximately $2.0 million. Our construction loans are located throughout our marketplace as can be seen in the table above. There were no covered construction loans outstanding as of March 31, 2014.

Nonperforming Assets (Non-Covered)

The following table provides information on non-covered nonperforming assets as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans	$16,234	$14,835
Troubled debt restructured loans (nonperforming)	23,968	25,119
Other real estate owned (“OREO”)	6,475	6,475

Total nonperforming assets	$46,677	$46,429

Troubled debt restructured performing loans	$66,394	$66,955

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	1.43%	1.37%

Percentage of nonperforming assets to total assets	0.68%	0.70%

At March 31, 2014, loans classified as impaired totaled $106.6 million or 3.26% of total non-covered loans, compared to $106.9 million or 3.15% of total non-covered loans at December 31, 2013. This balance included nonperforming loans of $40.2 million. At March 31, 2014, impaired loans which were restructured in a troubled debt restructuring (“TDR”) represented $90.4 million, of which $24.0 million were nonperforming and $66.4 million were performing.

Of the total impaired loans as of March 31, 2014, $73.5 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). Impaired loans measured for impairment using the present value of expected future cash flows discounted at the loans effective rate were $33.1 million.

Troubled Debt Restructurings

Total TDRs were $90.4 million at March 31, 2014, compared to $92.1 million at December 31, 2013. Of the $24.0 million of nonperforming TDRs at March 31, 2014, $2.5 million were not paying in accordance with the modified terms and $21.5 million have either not demonstrated repayment performance for a sustained period, and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. At March 31, 2014, $66.4 million of performing TDRs were accruing restructured loans. Performing TDRs were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$1,120	7	$1,171	7
Real Estate:
Commercial real estate	22,055	13	21,030	15
Construction	16,820	2	16,853	2
SFR mortgage	3,824	11	3,828	11
Dairy & livestock and agribusiness	22,575	11	24,073	11

Total performing TDRs	$66,394	44	$66,955	46

Nonperforming TDRs:
Commercial and industrial	$1,088	4	$1,509	5
Real Estate:
Commercial real estate	6,997	6	7,281	6
Construction	9,867	1	9,966	1
SFR mortgage	694	1	705	1
Dairy & livestock and agribusiness	5,322	3	5,658	4

Total nonperforming TDRs	$23,968	15	$25,119	17

Total TDRs	$90,362	59	$92,074	63

At March 31, 2014 and December 31, 2013, there was $3.1 million and $2.7 million of the allowance for loan losses specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs for TDRs recorded during the three months ended March 31, 2014 and 2013.

The table below provides trends in our non-covered nonperforming assets and delinquencies for the periods presented.

Nonperforming Assets and Delinquency Trends (Non-Covered)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$4,821	$3,861	$3,734	$5,012	$3,387
Real estate:
Commercial real estate	11,852	12,410	17,829	18,610	19,964
Construction	9,867	9,966	10,368	10,494	10,620
SFR mortgage	7,868	7,577	10,421	11,423	11,561
Dairy & livestock and agribusiness	5,397	5,739	6,973	7,655	9,371
Consumer and other loans	397	401	159	157	226

Total	$40,202	$39,954	$49,484	$53,351	$55,129
% of Total gross loans	1.23%	1.18%	1.51%	1.68%	1.73%
Past due 30-89 days:
Commercial and industrial	$—	$993	$417	$373	$2,026
Real estate:
Commercial real estate	520	523	1,015	1,251	1,820
Construction	—	—	—	—	—
SFR mortgage	432	1,708	—	—	824
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	8	75	255	8	63

Total	$960	$3,299	$1,687	$1,632	$4,733
% of Total gross loans	0.03%	0.10%	0.05%	0.05%	0.15%
OREO:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate:
Commercial real estate	—	—	—	—	828
Construction	6,475	6,475	6,524	6,524	12,513
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total	$6,475	$6,475	$6,524	$6,524	$13,341

Total nonperforming, past due, and OREO	$47,637	$49,728	$57,695	$61,507	$73,203

% of Total gross loans	1.46%	1.47%	1.76%	1.94%	2.30%

At March 31, 2014, five customer relationships comprised $20.8 million, or 51.64%, of our nonperforming loans. Three of these customer relationships are commercial real estate developers (owner/non-owner occupied); and the primary collateral securing these loans are commercial real estate properties. The other two customer relationships are in the dairy & livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. At March 31, 2014, there was $2.0 million of the allowance for loan losses was specifically allocated to these loans. There were no charge-offs recorded for these five customer relationships during the three months ended March 31, 2014.

At March 31, 2014, we had two non-covered OREO properties with a carrying value of $6.5 million, unchanged from December 31, 2013. There were no additions, sales or write-downs related to non-covered OREO during the three months ended March 31, 2014.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest, and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Nonperforming Assets (Covered)

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2014, there were no covered loans considered as nonperforming as described above.

At March 31, 2014, there were two covered OREO properties totaling $504,000, unchanged from December 31, 2013.

Allowance for Loan Losses

The allowance for loan losses is established as management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased (decreased) by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are added to the allowance. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

We maintain an allowance for inherent loan losses that is increased by a provision for loan losses charged against operating results. The allowance for loan losses is also increased by recoveries on loans previously charged off and is reduced by actual loan losses charged to the allowance. The allowance for loan losses was $68.7 million as of March 31, 2014. This represents a decrease of $6.5 million, or 8.65%, compared to the allowance for loan losses of $75.2 million as of December 31, 2013. We recorded a $7.5 million loan loss provision recapture for the three months ended March 31, 2014, compared to zero provision (or recapture of provision) for loan losses for the same period of 2013.

The table below presents a comparison of net loan losses, the provision for loan losses, and the resulting allowance for loan losses for the three months ended March 31, 2014 and 2013.

Summary of Loan Loss Experience (Non-Covered Loans)

	As of and For the
	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$75,235	$92,441
Charge-offs:
Commercial and industrial	454	357
Commercial real estate	—	—
Construction	—	—
SFR mortgage	—	142
Dairy & livestock and agribusiness	—	—
Consumer and other loans	13	47

Total charge-offs	467	546

Recoveries:
Commercial and industrial	455	99
Commercial real estate	68	37
Construction	778	126
SFR mortgage	—	34
Dairy & livestock and agribusiness	144	14
Consumer and other loans	12	13

Total recoveries	1,457	323

Net charge-offs (recoveries)	(990)	223
Other reallocation	—	—
(Recapture of) provision for loan losses	(7,500)	—

Allowance for loan losses at end of period	$68,725	$92,218

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$9,088	$8,588
Provision for unfunded loan commitments	—	—

Reserve for unfunded loan commitments at end of period	$9,088	$8,588

Reserve for unfunded loan commitments to total unfunded loan commitments	1.30%	1.35%
Amount of total loans at end of period (1)	$3,257,559	$3,189,514
Average total loans outstanding (1)	$3,317,246	$3,197,413
Net charge-offs (recoveries) to average total loans	-0.03%	0.01%
Net charge-offs (recoveries) to total loans at end of period	-0.03%	0.01%
Allowance for loan losses to average total loans	2.07%	2.88%
Allowance for loan losses to total loans at end of period	2.11%	2.89%
Net charge-offs (recoveries) to allowance for loan losses	-1.44%	0.24%
Net charge-offs (recoveries) to provision for loan losses	-13.20%	—

(1)	Net of deferred loan origination fees.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $4.0 million (5.82%), $3.2 million (4.22%) and $4.1 million (4.41%) of the total allowance as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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

During the first quarter of March 31, 2014, the Bank adjusted several qualitative factors including (i) changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, (ii) changes in the nature and volume of the portfolio and in the terms of loans, (iii) changes in the experience, ability, and depth of lending management and other relevant staff, and (iv) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. The changes to the qualitative factors noted above reflect our judgment regarding the effect on our loan portfolio of certain conditions including, but not limited to, (i) conditions in the local and national economy as well as the risk to our local economy from climate/weather issues including regional drought conditions, (ii) potential impact on municipal borrowers due to the drought and overhanging risk of unfunded pension liabilities, (iii) increasing pressure to change the nature and terms offered on Bank loans in response to loan terms being offered by our competitors, especially in construction, commercial, commercial real estate and residential real estate loans, (iv) increased competition for loans and (v) the challenges in pursuing collection efforts through the legal system. As a result of the factors described above, the quarterly decline in outstanding loan totals, and a quarterly decline in classified loans of $26.6 million, the reserve was reduced by approximately $6.5 million. The reduction combined with net recoveries of $990,000 during the first quarter of 2014, resulted in a loan loss provision recapture of $7.5 million for the quarter ended March 31, 2014.

While we believe that the allowance at March 31, 2014 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $5.11 billion at March 31, 2014. This represented an increase of $220.2 million, or 4.50%, over total deposits of $4.89 billion at December 31, 2013. The composition of deposits is as follows:

	March 31, 2014		December 31, 2013
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits:
Demand deposits	$2,688,585	52.6%	$2,562,980	52.4%
Interest-bearing deposits:
Savings deposits	1,757,744	34.4%	1,646,111	33.7%
Time deposits	664,457	13.0%	681,540	13.9%

Total deposits	$5,110,786	100.0%	$4,890,631	100.0%

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $2.69 billion at March 31, 2014, representing an increase of $125.6 million, or 4.90%, from demand deposits of $2.56 billion at December 31, 2013. Noninterest-bearing demand deposits represented 52.61% of total deposits as of March 31, 2014, compared to 52.41% of total deposits as of December 31, 2013.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.76 billion at March 31, 2014 representing an increase of $111.6 million, or 6.78%, from savings deposits of $1.65 billion at December 31, 2013.

Time deposits totaled $664.5 million at March 31, 2014. This represented a decrease of $17.1 million, or 2.51%, from total time deposits of $681.5 billion at December 31, 2013.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 15.80% for the first quarter of 2014, compared to 13.99% for the first quarter of 2013.

At March 31, 2014 and December 31, 2013, we had zero and $42.5 million, respectively, in short-term borrowings.

At March 31, 2014, borrowed funds totaled $826.1 million. This represented a decrease of $85.4 million, or 9.37%, from total borrowed funds of $911.5 million at December 31, 2013.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2014 and December 31, 2013, total customer repurchases were $626.8 million and $643.3 million, respectively, with weighted average interest rates of 0.24% and 0.29%, respectively.

We entered into borrowing agreements with the FHLB. We had outstanding balances of $199.3 million under these agreements at March 31, 2014 and $199.2 million at December 31, 2013. The interest rate was 4.52% at March 31, 2014 and December 31, 2013. The FHLB holds certain investment securities and loans as collateral available for these borrowings.

At March 31, 2014, $2.37 billion of loans and $2.63 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of March 31, 2014:

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$5,110,786	$5,098,939	$7,972	$168	$3,707
Customer repurchase agreements (1)	626,802	626,802	—	—	—
FHLB advances (1)	199,274	—	199,274	—	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	9,956	847	1,341	589	7,179
Operating leases	19,822	4,610	8,383	4,867	1,962
Advertising agreements	4,100	1,300	1,600	1,200	—

Total	$5,996,514	$5,732,498	$218,570	$6,824	$38,622

(1)	Amounts exclude accrued interest.

Deposits represent noninterest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at March 31, 2014:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$339,416	$265,741	$57,411	$13,418	$2,846
Real estate:
Commercial real estate	55,480	12,816	19,131	16,892	6,641
Construction	15,471	10,265	5,206	—	—
Dairy & livestock and agribusiness (1)	188,921	137,909	51,012	—	—
Consumer and other loans	63,030	5,954	2,024	8,568	46,484

Total Commitment to extend credit	662,318	432,685	134,784	38,878	55,971
Obligations under letters of credit	35,077	29,799	5,078	200	—

Total	$697,395	$462,484	$139,862	$39,078	$55,971

(1)	Total commitment to extend credit to agribusiness was $11.9 million at March 31, 2014.

As of March 31, 2014, we had commitments to extend credit of approximately $662.3 million, and obligations under letters of credit of $35.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $9.1 million as of March 31, 2014 and December 31, 2013 included in other liabilities.

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

The Company’s equity capital was $809.2 million at March 31, 2014. This represented an increase of $37.3 million, or 4.83%, from equity capital of $771.9 million at December 31, 2013. The increase during the first three months of 2014 resulted primarily from $28.7 million in net earnings, $14.4 million in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $4.9 million for shares issued pursuant to our stock-based compensation plan, offset by $10.6 million for cash dividends declared on common stock.

The Company’s 2013 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 18 of the consolidated financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At March 31, 2014, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first three months of 2014, the Board of Directors of the Company declared a quarterly common stock cash dividend of $0.10 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first three months of 2014, we repurchased zero of our common stock outstanding. As of March 31, 2014, we had 7,765,171 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2014 and December 31, 2013.

			March 31, 2014		December 31, 2013
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	11.48%	11.37%	11.30%	11.20%
Tier 1 risk-based capital ratio	4.00%	6.00%	18.98%	18.81%	17.83%	17.67%
Total risk-based capital ratio	8.00%	10.00%	20.24%	20.06%	19.09%	18.93%

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first three months of 2014, the loan to deposit ratio averaged 70.04% compared to an average ratio of 72.35% for the same period in 2013. The ratio of loans to deposits and customer repurchases averaged 61.10% for the first three months of 2014 and 64.93% for the same period in 2013.

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

Based on the Bank’s last three fiscal years, at March 31, 2014, approximately $52.6 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of March 31, 2014, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $28.9 million for the first three months of 2014, compared to $8.3 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to a decrease in income taxes paid and an increase in interest and dividends received, partially offset by a decrease in service charges and other fees received and an increase in vendor and employee payments.

Net cash provided by investing activities totaled $169.4 million for the first three months of 2014, compared to $136.0 million for the first three months of 2013. The increase in cash provided by investing activities was primarily the result of a decrease in purchases of investment securities and a decrease in loan and lease finance receivables, partially offset by a decrease in proceeds from repayment of investment securities.

Net cash provided by financing activities totaled $128.4 million for the first three months of 2014, compared to net cash used in financing activities of $107.5 million for the same period last year. The cash provided by financing activities during the first three months of 2014 was primarily due to deposits, partially offset by $69.0 million for repayment of other borrowings and a decrease in customer repurchase agreements. The cash used in financing activities during the first three months of 2013 was primarily due to a decrease in deposits and the redemption of $20.6 million of junior subordinated debentures and repayment of $26.0 million of other borrowings.

At March 31, 2014, cash and cash equivalents totaled $421.4 million. This represented an increase of $286.1 million, or 211.50%, from $135.3 million at March 31, 2013 and an increase of $326.7 million, or 345.00%, from $94.7 million at December 31, 2013. Total deposits of $5.11 billion at March 31, 2014 increased $220.2 million, or 4.50%, over total deposits of $4.89 billion at December 31, 2013.

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

Approximately $1.87 billion, or 68%, of the total investment portfolio at March 31, 2014 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2014:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(0.56%)
- 100 basis points	(2.53%)

(1)	Changes from the base case for a 12-month period.

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

For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of March 31, 2014, the Company does not have any litigation reserves.

The Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for loan loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We have fully cooperated with the SEC in its investigation, and we will continue to do so if and to the extent any further information is requested. We cannot predict the timing or outcome of the SEC investigation.

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company, in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256- MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (our President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company, in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action, now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The consolidated complaint sought compensatory damages and other relief in favor of the purported class.

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

As currently scheduled, the plaintiffs’ opening brief is due to be filed by May 7, 2014, and the Company’s reply brief is due to be filed by June 6, 2014.

The Company intends to continue to vigorously contest the plaintiff’s allegations in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the federal securities shareholder class action complaint. On July 30, 2013, the Court signed a Minute Order agreeing to the parties’ stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with the pending appeal in the federal class action securities case, subject to brief status conferences every six months or so, with the next status update scheduled for June 26, 2014.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program for the three months ended March 31, 2014. As of March 31, 2014, there were 7,765,171 shares remaining to be purchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Employment Agreement, dated February 4, 2014, by and between CVB Financial Corp., Citizens Business Bank and Mr. Christopher D. Myers.*

10.2	Amendment No. 3 to 2008 Equity Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH.	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as Exhibits 10.1 and 10.2, respectively, with the Commission on February 6, 2014 on the Company’s Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: May 12, 2014	/s/ Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer