Form 10-Q
period 2014-06-30
CVB FINANCIAL CORP
filed 2014-08-11
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of common stock of the registrant: 105,802,533 outstanding as of July 30, 2014.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory policies, competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations, management hiring and retention and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic and market conditions and events and the impact they may have on us and our customers; our ability to attract and maintain deposits, borrowings and other sources of liquidity; supply of property inventory and renewed fluctuation or deterioration in values of real estate in California or other jurisdictions where we lend, whether involving residential or commercial property; a prolonged slowdown or decline in construction activity; changes in the financial performance and/or condition of our loan and deposit customers; changes in the levels of performing and nonperforming assets and charge-offs; the cost or effect of acquisitions or divestitures we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, bank or holding company capital levels, securities, employment, executive compensation, insurance, compliance, vendor management and information security) with which we and our subsidiaries must comply; changes in the applicability or costs of deposit insurance; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant legal, regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats, including theft or loss of Company or customer funds, loss of system functionality or access, or theft or loss of Company or customer data; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic diseases; the timely development and acceptance of new banking products and services (including technology-based services and products) and the perceived overall value of these products and services by users; the Company’s relationships with and reliance upon vendors with respect to the operation of certain of the Company key systems and applications; changes in consumer spending, borrowing and savings habits; the effects of technological changes, the expanding use of technology in banking (including the adoption of mobile banking applications) and product innovation; the ability to retain or increase market share, retain or grow customers and control expenses; changes in the risk or competitive environment among financial and bank entities, holding companies and other financial service providers; continued volatility in the credit and equity markets and its effects on the general economy or local business conditions; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other national or international accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team and our board of directors; the costs and effects of legal, regulatory and compliance changes or developments; the favorable or unfavorable resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action and derivative action lawsuits filed against us; and the results of regulatory examinations or reviews or other government actions. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$134,874	$88,776
Interest-earning balances due from Federal Reserve	269,309	5,917

Total cash and cash equivalents	404,183	94,693

Interest-earning balances due from depository institutions	79,311	70,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,976,012 at June 30, 2014, and $2,679,727 at December 31, 2013)	3,017,490	2,663,642
Investment securities held-to-maturity	1,650	1,777
Investment in stock of Federal Home Loan Bank (FHLB)	26,852	32,331
Non-covered loans held-for-sale	—	3,667
Loans and lease finance receivables, excluding covered loans	3,482,231	3,385,916
Allowance for loan losses	(60,974)	(75,235)

Net loans and lease finance receivables	3,421,257	3,310,681

Covered loans and lease finance receivables, net	138,696	160,315
Premises and equipment, net	36,014	32,831
Bank owned life insurance	124,329	123,168
Accrued interest receivable	22,444	22,051
Intangibles	3,048	2,261
Goodwill	74,762	55,097
FDIC loss sharing asset	996	4,764
Non-covered other real estate owned	6,539	6,475
Covered other real estate owned	655	504
Income taxes	40,787	59,786
Other assets	24,980	20,924

TOTAL ASSETS	$7,423,993	$6,664,967

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$2,962,146	$2,562,980
Interest-bearing	2,667,200	2,327,651

Total deposits	5,629,346	4,890,631
Customer repurchase agreements	611,459	643,251
FHLB advances	199,342	199,206
Other borrowings	—	69,000
Accrued interest payable	1,168	1,111
Deferred compensation	10,088	9,449
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	56,430	3,533
Other liabilities	49,627	51,125

TOTAL LIABILITIES	6,583,234	5,893,080

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 105,799,073 at June 30, 2014 and 105,370,170 at December 31, 2013	493,596	491,068
Retained earnings	323,106	290,149
Accumulated other comprehensive income, net of tax	24,057	(9,330)

Total stockholders’ equity	840,759	771,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,423,993	$6,664,967

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans and leases, including fees	$42,091	$41,519	$85,040	$83,173
Accretion on acquired covered loans	1,467	3,456	3,174	7,849

Loans, including fees	43,558	44,975	88,214	91,022
Investment securities:
Taxable	11,686	5,431	21,965	12,178
Tax-advantaged	5,186	5,511	10,464	11,052

Total investment income	16,872	10,942	32,429	23,230
Dividends from FHLB stock	526	467	1,130	810
Federal funds sold	127	86	251	100
Interest-earning deposits with other institutions	133	123	254	244

Total interest income	61,216	56,593	122,278	115,406

Interest expense:
Deposits	1,222	1,158	2,408	2,399
Borrowings	2,729	2,716	5,559	5,416
Junior subordinated debentures	106	124	210	407

Total interest expense	4,057	3,998	8,177	8,222

Net interest income before provision for loan losses	57,159	52,595	114,101	107,184
Provision for loan losses	(7,600)	(6,200)	(15,100)	(6,200)

Net interest income after provision for loan losses	64,759	58,795	129,201	113,384

Noninterest income:
Service charges on deposit accounts	3,905	4,145	7,733	7,971
Trust and investment services	2,133	2,072	4,058	4,077
Bankcard services	923	938	1,701	1,777
BOLI income	601	627	1,239	1,370
Gain on sale of loans held-for-sale	—	—	5,330	—
Gain on sale of securities, net	—	—	—	2,094
Decrease in FDIC loss sharing asset, net	(1,467)	(3,444)	(3,174)	(7,467)
Gain on OREO, net	130	2,568	135	3,132
Other	825	789	1,526	1,486

Total noninterest income	7,050	7,695	18,548	14,440

Noninterest expense:
Salaries and employee benefits	18,614	17,088	38,031	34,388
Occupancy and equipment	3,676	3,565	7,401	7,247
Professional services	1,646	1,387	3,010	2,983
Software licenses and maintenance	1,010	1,188	2,075	2,353
Promotion	1,341	1,140	2,607	2,398
Amortization of intangible assets	193	437	315	875
OREO expense	113	33	138	363
Other	4,731	3,410	8,904	8,439

Total noninterest expense	31,324	28,248	62,481	59,046

Earnings before income taxes	40,485	38,242	85,268	68,778

Income taxes	15,001	13,776	31,123	22,697

Net earnings	$25,484	$24,466	$54,145	$46,081

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period	$32,782	$(53,854)	$57,563	$(65,550)
Less: Reclassification adjustment for net gain on securities included in net income	—	—	—	(2,094)

Other comprehensive income (loss), before tax	32,782	(53,854)	57,563	(67,644)
Less: Income tax (expense) benefit related to items of other comprehensive income (loss)	(13,769)	22,618	(24,176)	28,410

Other comprehensive income (loss), net of tax	19,013	(31,236)	33,387	(39,234)

Comprehensive income	$44,497	$(6,770)	$87,532	$6,847

Basic earnings per common share	$0.24	$0.23	$0.51	$0.44
Diluted earnings per common share	$0.24	$0.23	$0.51	$0.44
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.185

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2014 and 2013

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance January 1, 2013	104,890	$484,709	$235,010	$43,251	$762,970
Repurchase of common stock	(6)	(61)			(61)
Exercise of stock options	84	780			780
Tax benefit from exercise of stock options		59			59
Shares issued pursuant to stock-based compensation plan	10	893			893
Cash dividends declared on Common ($0.185 per share)			(19,414)		(19,414)
Net earnings			46,081		46,081
Other comprehensive income				(39,234)	(39,234)

Balance June 30, 2013	104,978	$486,380	$261,677	$4,017	$752,074

Balance January 1, 2014	105,370	$491,068	$290,149	$(9,330)	$771,887
Repurchase of common stock	(346)	(4,908)			(4,908)
Exercise of stock options	469	5,109			5,109
Tax benefit from exercise of stock options		796			796
Shares issued pursuant to stock-based compensation plan	306	1,531			1,531
Cash dividends declared on Common ($0.20 per share)			(21,188)		(21,188)
Net earnings			54,145		54,145
Other comprehensive income				33,387	33,387

Balance June 30, 2014	105,799	$493,596	$323,106	$24,057	$840,759

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$125,583	$120,161
Service charges and other fees received	15,036	18,130
Interest paid	(7,984)	(8,402)
Net cash paid to vendors and employees	(63,504)	(38,837)
Income taxes paid	(35,500)	(38,200)
(Payments to) proceeds from FDIC loss share agreement	(1,372)	312

Net cash provided by operating activities	32,259	53,164

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB stock	8,899	11,435
Proceeds from maturity of interest-earning balances from depository institutions	1,494	—
Proceeds from sale of investment securities	14,271	99,155
Proceeds from repayment of investment securities	143,151	249,749
Proceeds from maturity of investment securities	47,199	25,867
Purchases of investment securities	(413,458)	(368,829)
Net decrease in loan and lease finance receivables	184,031	111,102
Proceeds from sales of premises and equipment	663	5
Purchase of premises and equipment	(964)	(1,541)
Proceeds from sales of other real estate owned	2,254	12,872
Cash acquired on purchase of American Security Bank, net of cash paid	50,038	—

Net cash provided by investing activities	37,578	139,815

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	392,737	69,142
Net decrease in time deposits	(32,172)	(10,807)
Repayment of junior subordinated debentures	—	(41,238)
Net decrease in other borrowings	(69,000)	(26,000)
Net (decrease) increase in customer repurchase agreements	(31,792)	18,397
Cash dividends on common stock	(21,117)	(19,414)
Repurchase of common stock	(4,908)	(61)
Proceeds from exercise of stock options	5,109	780
Tax benefit related to exercise of stock options	796	59

Net cash provided by (used in) financing activities	239,653	(9,142)

NET INCREASE IN CASH AND CASH EQUIVALENTS	309,490	183,837
CASH AND CASH EQUIVALENTS, beginning of period	94,693	98,431

CASH AND CASH EQUIVALENTS, end of period	$404,183	$282,268

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$54,145	$46,081
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of loans held-for-sale	(5,330)	—
Gain on sale of investment securities	—	(2,094)
Loss on sale of premises and equipment, net	71	6
Gain on sale of other real estate owned	(117)	(3,053)
Amortization of capitalized prepayment penalty on borrowings	136	136
Increase in bank owned life insurance	(1,161)	(1,322)
Net amortization of premiums and discounts on investment securities	10,044	13,938
Accretion of SJB discount	(3,174)	(7,849)
Provision for loan losses	(15,100)	(6,200)
Valuation adjustment on other real estate owned	—	87
Change in FDIC loss share asset	3,174	7,467
(Payments to) proceeds from FDIC loss share agreement	(1,372)	312
Stock-based compensation	1,531	893
Depreciation and amortization, net	858	1,603
Change in accrued interest receivable	331	193
Change in accrued interest payable	12	(317)
Change in other assets and liabilities	(11,789)	3,283

Total adjustments	(21,886)	7,083

Net cash provided by operating activities	$32,259	$53,164

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$56,430	$67,483
Transfer of loans to other real estate owned	$478	$1,492

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank” or “CBB”) after elimination of all intercompany transactions and balances. The Company has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, San Diego County, Madera County, Fresno County, Tulare County and Kern County, California. The Bank operates 43 Business Financial Centers, six Commercial Banking Centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

On May 15, 2014, we announced the completion of our acquisition of American Security Bank (“ASB”), a Newport Beach, CA headquartered regional bank with approximately $433 million in total assets and five branch locations throughout Orange County, San Bernardino County, and Los Angeles County. Our condensed consolidated financial statements for the second quarter include 45 days of ASB operations, post-merger. See Note 4 — Business Combinations, included herein.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification – Certain amounts in the prior periods’ condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Based on the Company’s annual impairment test, there was zero recorded impairment as of June 30, 2014.

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

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 8 of these unaudited condensed consolidated financial statements.

Stock-Based Compensation — Consistent with the provisions of ASC 718, “Stock Compensation”, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At June 30, 2014, the Company had three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information, Item 1. “Legal Proceedings,” at June 30, 2014, the Company does not have any litigation reserves, and is not aware of any material pending legal action or complaints asserted against the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718) –Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period”. The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effects of ASU 2014-12 on its consolidated financial statements and disclosures, if any.

4.	BUSINESS COMBINATIONS

American Security Bank Acquisition

On May 15, 2014, the Bank acquired all of the assets and assumed all of the liabilities of ASB for $57.0 million in cash. As a result, ASB was merged with CBB, the principal subsidiary of CVB. The Company believes this transaction serves to further expand its footprint in Southern California. At close, ASB had five branches located in the Southern California communities of: Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also had two electronic branch locations in the High Desert area of California and a loan production office in Ontario, California. CBB received regulatory approval to consolidate three locations into existing locations of CBB. The consolidations will take place in the third quarter of 2014.

Goodwill of $19.7 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The total fair value of assets acquired was $436.2 million, which included $117.8 million in cash and cash due from banks, $44.5 million in investment securities available for sale, $1.9 million in FHLB stock, $242.7 million in loans receivable, $4.8 million in fixed assets, $1.1 million in core deposit intangible assets acquired, $1.9 million in other real estate owned (“OREO”), and $1.8 million in other assets. The total fair value of liabilities assumed was $379.2 million, which included $378.2 million in deposits and $1.0 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of May 15, 2014. The assets acquired and liabilities assumed have been accounted for under the acquisition method accounting.

We have included the financial results of the business combination in the condensed consolidated statement of income beginning on the acquisition date.

For the three and six months ended June 30, 2014, the Company incurred non-recurring merger related expenses associated with the ASB acquisition of $638,000 and $1.1 million, respectively.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$346,315	$2	$(13,146)	$333,171	11.04%
Residential mortgage-backed securities	1,725,530	28,829	(6,278)	1,748,081	57.93%
CMO’s / REMIC’s - residential	335,121	8,546	(405)	343,262	11.38%
Municipal bonds	564,046	25,234	(1,404)	587,876	19.48%
Other securities	5,000	100	—	5,100	0.17%

Total	$2,976,012	$62,711	$(21,233)	$3,017,490	100.00%

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$350,378	$22	$(23,875)	$326,525	12.26%
Residential mortgage-backed securities	1,391,631	13,100	(24,788)	1,379,943	51.81%
CMO’s / REMIC’s - residential	361,573	6,576	(1,974)	366,175	13.75%
Municipal bonds	571,145	18,839	(3,893)	586,091	22.00%
Other securities	5,000	—	(92)	4,908	0.18%

Total	$2,679,727	$38,537	$(54,622)	$2,663,642	100.00%

Approximately 80% of the available-for-sale portfolio at June 30, 2014 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2014 and December 31, 2013. The Bank has $452,000 in CMO/REMIC’s backed by whole loans issued by private-label companies (nongovernment sponsored).

During the first quarter of 2013, management identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing deterioration in yield. These securities were sold, and the Company recognized a net pre-tax gain on sale of $2.1 million for the six months ended June 30, 2013. There were no realized gains or losses for the three and six months ended June 30, 2014.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	June 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$12,279	$14	$310,140	$13,132	$322,419	$13,146
Residential mortgage-backed securities	1	—	318,837	6,278	318,838	6,278
CMO / REMICs - residential	10,190	11	44,425	394	54,615	405
Municipal bonds	15,399	134	37,358	1,270	52,757	1,404
Other securities	—	—	—	—	—	—

Total	$37,869	$159	$710,760	$21,074	$748,629	$21,233

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMO / REMICs - residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

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

As of June 30, 2014, the unrealized loss on this security was zero and the current fair value on the security was 78.02% of the current par value. This Alt-A bond, with a book value of $1.6 million as of June 30, 2014, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of June 30, 2014. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the three and six months ended June 30, 2014 and 2013.

Government Agency & Government-Sponsored Enterprise— The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of June 30, 2014, approximately $137.6 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs— Almost all of the Company’s available-for-sale mortgage-backed and CMO/REMICs securities are issued by government agencies or government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.2 years. Of the total MBS/CMO, 99.98% have the implied guarantee of U.S. government-sponsored agencies and enterprises. The remaining 0.02% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds—The majority of the Company’s municipal bonds are insured by the largest bond insurance companies with maturities of approximately 8.8 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2014.

On an ongoing basis, we monitor the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. We continue to monitor municipalities, which includes a review of the respective municipalities’ audited financial statements to determine whether there are any audit or performance issues. We use outside brokers to assist us in these analyses. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities are exhibiting financial problems that would lead us to believe that there is OTTI for any given security.

At June 30, 2014 and December 31, 2013, investment securities having a carrying value of approximately $2.92 billion and $2.60 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	June 30, 2014
	Amortized Cost	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$120,916	$124,164	3.54%
Due after one year through five years	1,950,883	2,001,556	2.52%
Due after five years through ten years	862,082	849,399	2.17%
Due after ten years	42,131	42,371	3.51%

Total	$2,976,012	$3,017,490	2.48%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2014.

6.	COVERED ASSETS AND FDIC LOSS SHARING ASSET

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

At June 30, 2014, the remaining discount associated with the SJB loans approximated $9.5 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $6.9 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.3 years and 1.3 years, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $996,000 at June 30, 2014 will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life, which expires in October of 2014.

The following table provides a summary of the components of covered loan and lease finance receivables:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$17,194	$20,461
Real estate:
Commercial real estate	126,768	141,141
Construction	—	644
SFR mortgage	295	313
Dairy & livestock and agribusiness	411	6,000
Municipal lease finance receivables	—	—
Consumer and other loans	3,504	4,545

Gross covered loans	148,172	173,104
Less: Purchase accounting discount	(9,476)	(12,789)

Gross covered loans, net of discount	138,696	160,315
Less: Allowance for covered loan losses	—	—

Net covered loans	$138,696	$160,315

Credit Quality Indicators

Central to our credit risk management is our loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and accepted or modified by Credit Management. The risk rating is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

The following table summarizes covered loans by internal risk ratings:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Pass	$31,596	$38,961
Watch list	69,797	74,369
Special mention	11,647	15,492
Substandard	35,093	44,241
Doubtful & loss	39	41

Total covered gross loans	$148,172	$173,104

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for covered loans. The ALLL for covered loans is determined separately from non-covered loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully discussed in Note 3—Summary of Significant Accounting Policies. As of June 30, 2014 and December 31, 2013, the Company had zero allowance for loan losses recorded for covered loans.

7.	NON-COVERED LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following tables provide a summary of the components of loan and lease finance receivables:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$514,409	$512,792
Real estate:
Commercial real estate	2,400,864	2,207,515
Construction	59,477	47,109
SFR mortgage	186,924	189,233
Dairy & livestock and agribusiness	180,051	294,292
Municipal lease finance receivables	78,934	89,106
Consumer and other loans	70,997	55,103

Gross non-covered loans	3,491,656	3,395,150
Less: Deferred loan fees, net	(9,425)	(9,234)

Gross loans, net of deferred loan fees	3,482,231	3,385,916
Less: Allowance for non-covered loan losses	(60,974)	(75,235)

Net non-covered loans	$3,421,257	$3,310,681

As of June 30, 2014, 68.76% of the total non-covered loan portfolio consisted of commercial real estate loans and 1.70% of the total non-covered loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At June 30, 2014, the Company held approximately $1.72 billion of non-covered fixed rate loans.

At June 30, 2014 and December 31, 2013, loans totaling $2.39 billion and $2.31 billion, respectively, were pledged to secure borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

Non-Covered Loans Held-for-Sale

The following table provides a summary of the activity related to non-covered loans held-for-sale for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
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

The following tables summarize our internal risk grouping by loan class as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Pass	Watch List	Special Mention	Substandard (1)	Doubtful & Loss (2)	Total
	(Dollars in thousands)
Commercial and industrial (1)	$323,199	$120,299	$53,724	$16,825	$362	$514,409
Real estate:
Commercial real estate
Owner occupied	507,806	152,058	73,561	28,592	—	762,017
Non-owner occupied (1)	1,291,673	242,581	57,461	47,132	—	1,638,847
Construction
Speculative	15,299	747	1,503	17,418	—	34,967
Non-speculative	12,890	2,476	8	9,136	—	24,510
SFR mortgage	152,538	19,745	2,468	12,173	—	186,924
Dairy & livestock and agribusiness	24,529	106,227	26,300	17,862	5,133	180,051
Municipal lease finance receivables	39,587	18,621	20,726	—	—	78,934
Consumer and other loans (1)	58,118	7,635	3,089	2,155	—	70,997

Total non-covered gross loans	$2,425,639	$670,389	$238,840	$151,293	$5,495	$3,491,656

(1)	Includes $7.2 million of substandard loans acquired from ASB: $1.7 million in commercial and industrial loans, $4.8 million in commercial real estate, and $729,000 in consumer loans.
(2)	There were no loans classified as loss as of June 30, 2014.

	December 31, 2013
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss (1)	Total
	(Dollars in thousands)
Commercial and industrial	$312,927	$128,068	$53,417	$17,950	$430	$512,792
Real estate:
Commercial real estate
Owner occupied	449,853	147,165	74,999	57,934	—	729,951
Non-owner occupied	1,104,065	242,431	81,088	49,980	—	1,477,564
Construction
Speculative	8,611	21	1,529	17,617	—	27,778
Non-speculative	6,940	3,190	—	9,201	—	19,331
SFR mortgage	152,500	20,485	3,302	12,946	—	189,233
Dairy & livestock and agribusiness	43,588	86,580	92,514	69,005	2,605	294,292
Municipal lease finance receivables	43,445	18,338	20,893	6,430	—	89,106
Consumer and other loans	43,225	6,938	3,449	1,491	—	55,103

Total non-covered gross loans	$2,165,154	$653,216	$331,191	$242,554	$3,035	$3,395,150

(1)	There were no loans classified as loss as of December 31, 2013.

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the allowance for loan losses (“ALLL”) methodology, including loss factors and economic risk factors. The Bank’s Directors Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at June 30, 2014 and December 31, 2013. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for non-covered held-for-investment loans by portfolio segment for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014
	Ending Balance March 31, 2014	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance June 30, 2014
	(Dollars in thousands)
Commercial and industrial	$8,836	$(60)	$106	$(480)	$8,402
Real estate:
Commercial real estate	39,400	(352)	70	(3,200)	35,918
Construction	458	—	19	128	605
SFR mortgage	2,282	—	—	(68)	2,214
Dairy & livestock and agribusiness	9,267	—	98	(3,937)	5,428
Municipal lease finance receivables	1,519	—	—	(55)	1,464
Consumer and other loans	950	(6)	14	(28)	930
Covered loans	—	(40)	—	40	—
Unallocated	6,013	—	—	—	6,013

Total allowance for loan losses	$68,725	$(458)	$307	$(7,600)	$60,974

	For the Three Months Ended June 30, 2013
	Ending Balance March 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance June 30, 2013
	(Dollars in thousands)
Commercial and industrial	$12,313	$(747)	$109	$911	$12,586
Real estate:
Commercial real estate	46,725	—	29	(2,362)	44,392
Construction	2,124	—	(58)	(894)	1,172
SFR mortgage	3,606	—	99	10	3,715
Dairy & livestock and agribusiness	16,571	—	14	(2,360)	14,225
Municipal lease finance receivables	2,632	—	—	(263)	2,369
Consumer and other loans	1,133	(22)	15	(74)	1,052
Unallocated	7,114	—	—	(1,168)	5,946

Total allowance for loan losses	$92,218	$(769)	$208	$(6,200)	$85,457

	For the Six Months Ended June 30, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance June 30, 2014
	(Dollars in thousands)
Commercial and industrial	$10,834	$(514)	$561	$(2,479)	$8,402
Real estate:
Commercial real estate	39,402	(352)	138	(3,270)	35,918
Construction	1,305	—	797	(1,497)	605
SFR mortgage	2,718	—	—	(504)	2,214
Dairy & livestock and agribusiness	11,728	—	242	(6,542)	5,428
Municipal lease finance receivables	2,335	—	—	(871)	1,464
Consumer and other loans	960	(19)	26	(37)	930
Covered loans	—	(40)	—	40	—
Unallocated	5,953	—	—	60	6,013

Total allowance for loan losses	$75,235	$(925)	$1,764	$(15,100)	$60,974

	For the Six Months Ended June 30, 2013
	Ending Balance December 31, 2012	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance June 30, 2013
	(Dollars in thousands)
Commercial and industrial	$11,652	$(1,104)	$208	$1,830	$12,586
Real estate:
Commercial real estate	47,457	—	66	(3,131)	44,392
Construction	2,291	—	68	(1,187)	1,172
SFR mortgage	3,448	(142)	133	276	3,715
Dairy & livestock and agribusiness	18,696	—	28	(4,499)	14,225
Municipal lease finance receivables	1,588	—	—	781	2,369
Consumer and other loans	1,170	(69)	28	(77)	1,052
Unallocated	6,139	—	—	(193)	5,946

Total allowance for loan losses	$92,441	$(1,315)	$531	$(6,200)	$85,457

The following tables present the recorded investment in non-covered loans held-for-investment, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses as June 30, 2014 and 2013:

	June 30, 2014
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$8,042	$506,367	$707	$7,698
Real estate:
Commercial real estate	36,873	2,363,991	—	35,918
Construction	26,554	32,923	—	605
SFR mortgage	10,554	176,370	44	2,167
Dairy & livestock and agribusiness	23,355	156,696	1,366	4,062
Municipal lease finance receivables	—	78,934	—	1,464
Consumer and other loans	470	70,527	96	834
Unallocated	—	—	—	6,013

Total	$105,848	$3,385,808	$2,213	$58,761

	June 30, 2013
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$6,171	$518,973	$1,905	$10,681
Real estate:
Commercial real estate	39,623	1,969,123	1	44,391
Construction	27,365	19,000	—	1,172
SFR mortgage	13,440	166,683	351	3,364
Dairy & livestock and agribusiness	28,161	230,966	2,593	11,632
Municipal lease finance receivables	—	105,246	—	2,369
Consumer and other loans	157	53,063	6	1,046
Unallocated	—	—	—	5,946

Total	$114,917	$3,063,054	$4,856	$80,601

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

The following tables present the recorded investment in, and the aging of, non-covered past due and nonaccrual loans and loans past due by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$1,205	$—	$1,205	$6,969	$506,235	$514,409
Real estate:
Commercial real estate
Owner occupied	474	—	474	4,150	757,394	762,018
Non-owner occupied	258	—	258	10,716	1,627,872	1,638,846
Construction
Speculative	—	—	—	9,767	25,200	34,967
Non-speculative	—	—	—	—	24,510	24,510
SFR mortgage	161	—	161	6,765	179,998	186,924
Dairy & livestock and agribusiness	—	—	—	5,133	174,918	180,051
Municipal lease finance receivables	—	—	—	—	78,934	78,934
Consumer and other loans	160	8	168	470	70,359	70,997

Total non-covered gross loans	$2,258	$8	$2,266	$43,970	$3,445,420	$3,491,656

(1)	As of June 30, 2014, $27.6 million of nonaccrual loans were current according to original or restructured terms, $240,000 were 30-59 days past due, zero were 60-89 days past due, and $16.1 million were 90+ days past due. Includes $5.5 million of nonaccrual loans acquired from ASB: $3.7 million in commercial real estate loans, $1.7 million in commercial and industrial loans, and $76,000 in consumer loans.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$900	$93	$993	$3,861	$507,938	$512,792
Real estate:
Commercial real estate
Owner occupied	220	—	220	4,105	725,626	729,951
Non-owner occupied	303	—	303	8,305	1,468,956	1,477,564
Construction
Speculative	—	—	—	9,966	17,812	27,778
Non-speculative	—	—	—	—	19,331	19,331
SFR mortgage	773	935	1,708	7,577	179,948	189,233
Dairy & livestock and agribusiness	—	—	—	5,739	288,553	294,292
Municipal lease finance receivables	—	—	—	—	89,106	89,106
Consumer and other loans	75	—	75	401	54,627	55,103

Total non-covered gross loans	$2,271	$1,028	$3,299	$39,954	$3,351,897	$3,395,150

(1)	As of December 31, 2013, $23.9 million of nonaccruing loans were current according to original or restructured terms, $473,000 were 30-59 days past due, $854,000 were 60-89 days past due, and $14.7 million were 90+ days past due.

Non-Covered Impaired Loans

At June 30, 2014, the Company had non-covered impaired loans of $105.8 million. Of this amount, there were $9.8 million in nonaccrual commercial construction loans, $6.7 million of nonaccrual SFR mortgage loans, $14.9 million of nonaccrual commercial real estate loans, $7.0 million of nonaccrual commercial and industrial loans, $5.1 million of nonaccrual dairy & livestock and agribusiness loans and $470,000 of consumer and other loans. These non-covered impaired loans included $89.3 million of loans whose terms were modified in a troubled debt restructuring, of which $27.4 million were classified as nonaccrual. The remaining balance of $61.9 million consisted of 42 loans performing according to the restructured terms. The impaired loans had a specific allowance of $2.2 million at June 30, 2014. At December 31, 2013, the Company had classified as impaired, non-covered loans with a balance of $106.9 million with a related allowance of $3.2 million.

The following tables present information for held-for-investment loans, individually evaluated for impairment by class of loans, as of and for the periods indicated below:

	As of and For the Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$6,450	$7,953	$—	$6,508	$30
Real estate:
Commercial real estate
Owner occupied	11,822	12,910	—	11,967	247
Non-owner occupied	25,051	31,676	—	25,390	430
Construction
Speculative	17,418	18,407	—	17,484	154
Non-speculative	9,136	9,136	—	9,158	308
SFR mortgage	10,078	11,719	—	10,156	52
Dairy & livestock and agribusiness	20,015	20,714	—	22,529	456
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	366	718	—	368	—

Total	100,336	113,233	—	103,560	1,677

With a related allowance recorded:
Commercial and industrial	1,592	1,924	707	1,598	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	476	486	44	478	—
Dairy & livestock and agribusiness	3,340	3,340	1,366	3,408	25
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	104	165	96	105	—

Total	5,512	5,915	2,213	5,589	25

Total non-covered impaired loans	$105,848	$119,148	$2,213	$109,149	$1,702

	As of and For the Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,158	$4,079	$—	$3,280	$35
Real estate:
Commercial real estate
Owner occupied	12,316	13,445	—	12,742	235
Non-owner occupied	27,298	38,081	—	27,787	406
Construction
Speculative	18,146	18,607	—	18,230	154
Non-speculative	9,219	9,219	—	9,219	284
SFR mortgage	10,571	13,303	—	10,690	33
Dairy & livestock and agribusiness	23,085	24,138	—	24,868	248
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	139	196	—	141	—

Total	103,932	121,068	—	106,957	1,395

With a related allowance recorded:
Commercial and industrial	3,013	3,131	1,905	3,108	—
Real estate:
Commercial real estate
Owner occupied	9	10	1	13	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	2,869	3,010	351	2,877	—
Dairy & livestock and agribusiness	5,076	5,578	2,593	5,879	22
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	18	20	6	20	—

Total	10,985	11,749	4,856	11,897	22

Total non-covered impaired loans	$114,917	$132,817	$4,856	$118,854	$1,417

	As of December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,668	$5,927	$—
Real estate:
Commercial real estate
Owner occupied	13,041	14,133	—
Non-owner occupied	20,399	26,155	—
Construction
Speculative	17,617	18,408	—
Non-speculative	9,201	9,201	—
SFR mortgage	10,919	12,516	—
Dairy & livestock and agribusiness	17,702	17,702	—
Municipal lease finance receivables	—	—	—
Consumer and other loans	385	445	—

Total	93,932	104,487	—

With a related allowance recorded:
Commercial and industrial	365	379	365
Real estate:
Commercial real estate
Owner occupied	—	—	—
Non-owner occupied	—	—	—
Construction
Speculative	—	—	—
Non-speculative	—	—	—
SFR mortgage	486	489	103
Dairy & livestock and agribusiness	12,110	12,783	2,702
Municipal lease finance receivables	—	—	—
Consumer and other loans	16	19	4

Total	12,977	13,670	3,174

Total non-covered impaired loans	$106,909	$118,157	$3,174

The Company recognizes the charge-off of impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of June 30, 2014 and December 31, 2013 has already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

As of June 30, 2014 and December 31, 2013, impaired construction speculative loans included one nonaccruing loan that represents the Company’s only participating interest in a loan classified under the Shared National Credit program. The outstanding balance of this loan was $9.8 million as of June 30, 2014 and $10.0 million at December 31, 2013.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded zero provision for unfunded loan commitments for the three and six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, the balance of the reserve was $9.1 million and was included in other liabilities.

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

As of June 30, 2014, there were $89.3 million of loans classified as TDR, of which $27.4 million were nonperforming and $61.9 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2014, performing TDRs were comprised of 13 commercial real estate loans of $22.0 million, two construction loans of $16.8 million, 10 dairy & livestock loans of $18.2 million, 11 SFR mortgage loans of $3.8 million, and six commercial and industrial loans of $1.1 million. There were no loans removed from TDR classification during the three and six months ended June 30, 2014 and 2013.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $1.7 million and $2.7 million of specific allowance to TDRs as of June 30, 2014 and December 31, 2013, respectively.

The following tables provide a summary of the activity related to TDRs for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Performing TDRs:
Beginning balance	$66,394	$57,591	$66,955	$50,392
New modifications	—	11,119	41	21,364
Payoffs and payments, net	(4,516)	(7,144)	(5,118)	(11,339)
TDRs returned to accrual status	—	—	—	1,149
TDRs placed on nonaccrual status	—	—	—	—

Ending balance	$61,878	$61,566	$61,878	$61,566

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$23,968	$29,566	$25,119	$31,309
New modifications (1)	4,187	28	4,187	128
Payoffs and payments, net	(758)	(3,097)	(1,909)	(3,791)
TDRs returned to accrual status	—	—	—	(1,149)
TDRs placed on nonaccrual status	—	—	—	—

Ending balance	$27,397	$26,497	$27,397	$26,497

(1)	New modifications for the three and six months ended June 30, 2014 represent TDRs acquired from ASB.

The following tables summarize loans modified as troubled debt restructurings during the three and six months ended June 30, 2014 and 2013:

Modifications (1)

	For the Three Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2014	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity (3)	1	47	47	45	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction (3)	2	389	389	376	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Non-owner occupied
Interest rate reduction (3)	4	3,751	3,751	3,710	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—

Total non-covered loans	7	4,187	4,187	4,131	—

	For the Three Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	28	28	28	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	3	11,119	11,119	10,932	—

Total non-covered loans	4	$11,147	$11,147	$10,960	$28

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
(3)	New modifications for the three and six months ended June 30, 2014 represent TDRs acquired from ASB.

For the Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2014	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity (3)	2	88	88	84	—
Real estate:	—	—	—	—	—
Commercial real estate:	—	—	—	—	—
Owner occupied	—	—	—	—	—
Interest rate reduction (3)	2	389	389	376	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Interest rate reduction (3)	4	3,751	3,751	3,710	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Dairy & livestock and agribusiness:	—	—	—	—	—
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—

Total non-covered loans	8	4,228	4,228	4,170	—

	For the Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	3	231	231	207	122
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	168	168	158	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	6	15,207	15,207	15,136	—

Total non-covered loans	10	$15,606	$15,606	$15,501	$122

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
(3)	New modifications for the three and six months ended June 30, 2014 represent TDRs acquired from ASB.

As of June 30, 2014, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2014.

8.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For the three and six months ended June 30, 2014, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 222,000 and 186,000 shares, respectively. For both the three and six months ended June 30, 2013, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 1.0 million shares.

The table below summarizes earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$25,484	$24,466	$54,145	$46,081
Less: Net earnings allocated to restricted stock	145	75	274	144

Net earnings allocated to common shareholders	$25,339	$24,391	$53,871	$45,937

Weighted average shares outstanding	105,251	104,641	105,222	104,603
Earnings per common share	$0.24	$0.23	$0.51	$0.44

Diluted earnings per common share:
Net income allocated to common shareholders	$25,339	$24,391	$53,871	$45,937

Weighted average shares outstanding	105,251	104,641	105,222	104,603
Incremental shares from assumed exercise of outstanding options	504	273	552	257

Diluted weighted average shares outstanding	105,755	104,914	105,774	104,860
Diluted earnings per common share	$0.24	$0.23	$0.51	$0.44

9.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2014. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the six months ended June 30, 2014 and 2013.

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

Investment Securities Held–to-Maturity — Investment securities held-to-maturity are valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held-to-maturity investment as a level 3 valuation.

Investment Securities Available-for-Sale — Investment securities available-for-sale are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$333,171	$—	$333,171	$—
Residential mortgage-backed securities	1,748,081	—	1,748,081	—
CMO’s / REMIC’s - residential	343,262	—	343,262	—
Municipal bonds	587,876	—	587,876	—
Other securities	5,100	—	5,100	—

Total investment securities - AFS	3,017,490	—	3,017,490	—
Interest rate swaps	11,306	—	11,306	—

Total assets	$3,028,796	$—	$3,028,796	$—

Description of liability
Interest rate swaps	$11,306	$—	$11,306	$—

Total liabilities	$11,306	$—	$11,306	$—

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$326,525	$—	$326,525	$—
Residential mortgage-backed securities	1,379,943	—	1,379,943	—
CMO’s / REMIC’s - residential	366,175	—	366,175	—
Municipal bonds	586,091	—	586,091	—
Other securities	4,908	—	4,908	—

Total investment securities - AFS	2,663,642	—	2,663,642	—
Interest rate swaps	10,846	—	10,846	—

Total assets	$2,674,488	$—	$2,674,488	$—

Description of liability
Interest rate swaps	$10,846	$—	$10,846	$—

Total liabilities	$10,846	$—	$10,846	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at June 30, 2014 and December 31, 2013, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments that had losses during the period.

	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2014
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered:
Commercial and industrial	$3,000	$—	$—	$3,000	$913
Real estate:
Commercial real estate	1,518	—	—	1,518	117
Dairy & livestock and agribusiness	2,100	—	—	2,100	171
Consumer and other loans	104	—	—	104	95
Other real estate owned:
Covered	—	—	—	—	—

Total assets	$6,722	$—	$—	$6,722	$1,296

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2013
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered:
Commercial and industrial	$529	$—	$—	$529	$627
Real estate:
Commercial real estate
Dairy & livestock and agribusiness	11,899	—	—	11,899	2,096
Consumer and other loans	2	—	—	2	2
Other real estate owned:
Covered	504	—	—	504	434

Total assets	$12,934	$—	$—	$12,934	$3,159

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2014 and December 31, 2013, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$404,183	$404,183	$—	$—	$404,183
Interest-earning balances due from depository institutions	79,311	—	79,311	—	79,311
FHLB stock	26,852	—	26,852	—	26,852
Investment securities available-for-sale	3,017,490	—	3,017,490	—	3,017,490
Investment securities held-to-maturity	1,650	—	—	2,225	2,225
Non-covered loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for loan losses	3,559,953	—	—	3,613,742	3,613,742
Accrued interest receivable	22,444	—	22,444	—	22,444
Swaps	11,306	—	11,306	—	11,306
Liabilities
Deposits:
Noninterest-bearing	$2,962,146	$2,962,146	$—	$—	$2,962,146
Interest-bearing	2,667,200	—	2,668,317	—	2,668,317
Borrowings	810,801	—	827,783	—	827,783
Junior subordinated debentures	25,774	—	25,701	—	25,701
Accrued interest payable	1,168	—	1,168	—	1,168
Swaps	11,306	—	11,306	—	11,306

	December 31, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$94,693	$94,693	$—	$—	$94,693
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	32,331	—	32,331	—	32,331
Investment securities available-for-sale	2,663,642	—	2,663,642	—	2,663,642
Investment securities held-to-maturity	1,777	—	—	2,296	2,296
Non-covered loans held-for-sale	3,667	—	—	8,897	8,897
Total loans, net of allowance for loan losses	3,470,996	—	—	3,527,725	3,527,725
Accrued interest receivable	22,051	—	22,051	—	22,051
Swaps	10,846	—	10,846	—	10,846
Liabilities
Deposits:
Noninterest-bearing	$2,562,980	$2,562,980	$—	$—	$2,562,980
Interest-bearing	2,327,651	—	2,328,488	—	2,328,488
Borrowings	911,457	—	932,408	—	932,408
Junior subordinated debentures	25,774	—	25,819	—	25,819
Accrued interest payable	1,111	—	1,111	—	1,111
Swaps	10,846	—	10,846	—	10,846

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 43 Business Financial Centers and six Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Three Months Ended June 30, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$35,398	$17,675	$8,143	$—	$61,216
Credit for funds provided (1)	7,660	—	11,414	(19,074)	—

Total interest income	43,058	17,675	19,557	(19,074)	61,216

Interest expense	1,561	2,390	106	—	4,057
Charge for funds used (1)	1,237	13,436	4,401	(19,074)	—

Total interest expense	2,798	15,826	4,507	(19,074)	4,057

Net interest income	40,260	1,849	15,050	—	57,159
Provision for loan losses	—	—	(7,600)	—	(7,600)

Net interest income after provision for loan losses	40,260	1,849	22,650	—	64,759

Noninterest income	5,162	—	1,888	—	7,050
Noninterest expense	11,522	182	19,620	—	31,324

Segment pre-tax profit	$33,900	$1,667	$4,918	$—	$40,485

Segment assets as of June 30, 2014	$5,928,852	$3,511,341	$782,387	$(2,798,587)	$7,423,993

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Three Months Ended June 30, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$35,201	$11,641	$9,751	$—	$56,593
Credit for funds provided (1)	6,509	—	10,185	(16,694)	—

Total interest income	41,710	11,641	19,936	(16,694)	56,593

Interest expense	1,445	2,418	135	—	3,998
Charge for funds used (1)	1,033	10,864	4,797	(16,694)	—

Total interest expense	2,478	13,282	4,932	(16,694)	3,998

Net interest income	39,232	(1,641)	15,004	—	52,595
Provision for loan losses	—	—	(6,200)	—	(6,200)

Net interest income after provision for loan losses	39,232	(1,641)	21,204	—	58,795

Noninterest income	5,477	—	2,218	—	7,695
Noninterest expense	11,319	177	16,752	—	28,248

Segment pre-tax profit (loss)	$33,390	$(1,818)	$6,670	$—	$38,242

Segment assets as of June 30, 2013	$5,146,329	$2,826,947	$746,429	$(2,294,149)	$6,425,556

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Six Months Ended June 30, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$68,489	$34,107	$19,682	$—	$122,278
Credit for funds provided (1)	14,734	—	22,877	(37,611)	—

Total interest income	83,223	34,107	42,559	(37,611)	122,278

Interest expense	3,198	4,763	216	—	8,177
Charge for funds used (1)	2,327	26,233	9,051	(37,611)	—

Total interest expense	5,525	30,996	9,267	(37,611)	8,177

Net interest income	77,698	3,111	33,292	—	114,101
Provision for loan losses	—	—	(15,100)	—	(15,100)

Net interest income after provision for loan losses	77,698	3,111	48,392	—	129,201

Noninterest income	9,944	—	8,604	—	18,548
Noninterest expense	23,350	378	38,753	—	62,481

Segment pre-tax profit	$64,292	$2,733	$18,243	$—	$85,268

Segment assets as of June 30, 2014	$5,928,852	$3,511,341	$782,387	$(2,798,587)	$7,423,993

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Six Months Ended June 30, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$70,636	$24,429	$20,341	$—	$115,406
Credit for funds provided (1)	12,821	—	20,385	(33,206)	—

Total interest income	83,457	24,429	40,726	(33,206)	115,406

Interest expense	2,944	4,835	443	—	8,222
Charge for funds used (1)	2,106	21,378	9,722	(33,206)	—

Total interest expense	5,050	26,213	10,165	(33,206)	8,222

Net interest income	78,407	(1,784)	30,561	—	107,184
Provision for loan losses	—	—	(6,200)	—	(6,200)

Net interest income after provision for loan losses	78,407	(1,784)	36,761	—	113,384

Noninterest income	10,583	2,094	1,763	—	14,440
Noninterest expense	22,896	361	35,789	—	59,046

Segment pre-tax profit	$66,094	$(51)	$2,735	$—	$68,778

Segment assets as of June 30, 2013	$5,146,329	$2,826,947	$746,429	$(2,294,149)	$6,425,556

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2014, the Bank has entered into 79 interest-rate swap agreements with customers and 79 with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2014 and December 31, 2013, the total notional amount of the Company’s swaps was $207.0 million, and $221.5 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below:

	June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,306	Other liabilities	$11,306

Total derivatives		$11,306		$11,306

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,846	Other liabilities	$10,846

Total derivatives		$10,846		$10,846

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

There was no gain recognized in the condensed consolidated statements of earnings for the three and six months ended June 30, 2014 and 2013.

12.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of other comprehensive income (“OCI”) for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$32,782	$13,769	$19,013

Net change	$32,782	$13,769	$19,013

	For the Three Months Ended June 30, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(53,854)	$(22,618)	$(31,236)

Net change	$(53,854)	$(22,618)	$(31,236)

	For the Six Months Ended June 30, 2014
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$57,563	$24,176	$33,387

Net change	$57,563	$24,176	$33,387

	For the Six Months Ended June 30, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(65,550)	$(27,531)	$(38,019)
Net realized gains reclassified into earnings (1)	(2,094)	(879)	(1,215)

Net change	$(67,644)	$(28,410)	$(39,234)

(1)	Net realized gains are included in noninterest income in the unaudited condensed consolidated statements of earnings and comprehensive income for the six months ended June 30, 2013.

The following table provides a summary of the change in accumulated other comprehensive income for the six months ended June 30, 2014 and 2013:

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2014	$(9,330)
Net change in fair value recorded in accumulated OCI	33,387
Net realized losses reclassified into earnings	—

Balance, June 30, 2014	$24,057

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2013	$43,251
Net change in fair value recorded in accumulated OCI	(38,019)
Net realized gains reclassified into earnings	(1,215)

Balance, June 30, 2013	$4,017

13.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Condensed	Gross Amounts offset in the Condensed	Net Amounts of Assets Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
June 30, 2014
Financial assets:
Derivatives not designated as hedging instruments	$11,306	$—	$—	$11,306	$—	$11,306

Total	$11,306	$—	$—	$11,306	$—	$11,306

Financial liabilities:
Derivatives not designated as hedging instruments	$11,761	$455	$11,306	$455	$(16,707)	$(4,946)
Repurchase agreements	611,459	—	611,459	—	(681,639)	(70,180)

Total	$623,220	$455	$622,765	$455	$(698,346)	$(75,126)

December 31, 2013
Financial assets:
Derivatives not designated as hedging instruments	$10,846	$—	$—	$10,846	$—	$10,846

Total	$10,846	$—	$—	$10,846	$—	$10,846

Financial liabilities:
Derivatives not designated as hedging instruments	$12,908	$(2,062)	$10,846	$2,062	$(16,179)	$(3,271)
Repurchase agreements	643,251	—	643,251	—	(649,385)	(6,134)

Total	$656,159	$(2,062)	$654,097	$2,062	$(665,564)	$(9,405)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

For the second quarter of 2014, we reported net income of $25.5 million, compared with $24.5 million for the second quarter of 2013. This represents a year-over-year increase of $1.0 million, or 4.16%. Diluted earnings per share were $0.24 per share for the second quarter of 2014, compared to $0.23 for the same period of 2013. The allowance for loan losses was reduced by $7.6 million for the quarter.

On May 15, 2014, we announced the completion of our acquisition of American Security Bank (“ASB”), a Newport Beach, CA headquartered regional bank with approximately $433 million in total assets and five branch locations throughout Orange County, San Bernardino County, and Los Angeles County. Our financial statements for the second quarter include 45 days of ASB operations, post-merger.

At June 30, 2014, total assets of $7.42 billion increased $759.0 million, or 11.39%, from total assets of $6.66 billion at December 31, 2013. The increase in total assets at June 30, 2014 included $240 million in acquired loans and $30 million in acquired investment securities. Earning assets of $7.02 billion at June 30, 2014 increased $692.0 million, or 10.94%, when compared with $6.32 billion at December 31, 2013. The increase in earning assets during the first six months of 2014 was primarily due to $353.7 million increase in investment securities, a $71.0 million increase in total loans, and a $263.4 million increase in interest-earning deposits with the Federal Reserve Bank.

Investment securities totaled $3.02 billion at June 30, 2014, up from $2.67 billion at December 31, 2013. As of June 30, 2014, we had a pre-tax unrealized net gain of $41.5 million on our overall investment securities portfolio, compared to a pre-tax unrealized net loss of $16.1 million at December 31, 2013. During the second quarter of 2014, we purchased $276.4 million of MBS with an average yield of 2.14%. Our new purchases of MBS have an average duration of approximately four years. We also purchased $19.7 million in municipal securities with an average tax-equivalent (TE) yield of 3.85%.

Total loans and leases, net of deferred fees and discount was $3.62 billion at June 30, 2014, compared to $3.42 billion at March 31, 2014 and $3.55 billion at December 31, 2013. Quarter-over-quarter, non-covered loans increased by $224.7 million, and covered loans decreased by $6.6 million. The increase in total loans included $240 million of loans acquired from ASB. The $224.7 million quarter-over-quarter increase in non-covered loans was principally due to increases of $206.8 million in commercial real estate loans, $23.7 million in commercial and industrial loans, and $16.6 million in construction loans. The overall increase in non-covered loans was partially offset by a $32.9 million decrease in dairy and livestock and agribusiness loans. Our dairy & livestock portfolio decreased by $37.0 million for the second quarter of 2014. The combination of higher milk prices and lower feed costs produced strong profitability for our dairy customers. This profitability led to significant paydowns on many of our customer’s herd and feed lines with the Bank. Although the market for new loans remains competitive, our loan pipeline continued to build momentum throughout the quarter.

Noninterest-bearing deposits were $2.96 billion at June 30, 2014, an increase of $399.2 million, or 15.57%, compared to $2.56 billion at December 31, 2013. At June 30, 2014, noninterest-bearing deposits were 52.62% of total deposits, compared to 52.41% at December 31, 2013 and 52.13% at June 30, 2013. Our average cost of total deposits for the quarter ended June 30, 2014 was 9 basis points, compared to 10 basis points for the same period of 2013.

At June 30, 2014, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2013 and June 30, 2013.

The allowance for loan losses was $61.0 million, or 1.75% of total non-covered loans at June 30, 2014, compared to $75.2 million, or 2.22%, at December 31, 2013. The $7.6 million recapture of loan loss provision during the second quarter of 2014 was primarily the result of improved credit quality. This follows a reduction of $7.5 million for the first quarter of 2014, $6.8 million for the fourth quarter of 2013, $3.8 million for the third quarter of 2013, $6.2 million for the second quarter of 2013, and zero provision for loan losses for the previous eight fiscal quarters.

Our capital ratios remain well-above regulatory standards. As of June 30, 2014, our Tier 1 leverage capital ratio totaled 10.99%, our Tier 1 risk-based capital ratio totaled 17.36%, and our total risk-based capital ratio totaled 18.61%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		YTD Variance
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$57,159	$52,595	$4,564	8.68%	$114,101	$107,184	$6,917	6.45%
Recapture of provision for loan losses	7,600	6,200	1,400	22.58%	15,100	6,200	8,900	143.55%
Noninterest income	7,050	7,695	(645)	-8.38%	18,548	14,440	4,108	28.45%
Noninterest expense	(31,324)	(28,248)	(3,076)	-10.89%	(62,481)	(59,046)	(3,435)	-5.82%
Income taxes	(15,001)	(13,776)	(1,225)	-8.89%	(31,123)	(22,697)	(8,426)	-37.12%

Net earnings	$25,484	$24,466	$1,018	4.16%	$54,145	$46,081	$8,064	17.50%

Earnings per common share:
Basic	$0.24	$0.23	$0.01	4.35%	$0.51	$0.44	$0.07	15.91%
Diluted	$0.24	$0.23	$0.01	4.35%	$0.51	$0.44	$0.07	15.91%
Return on average assets	1.45%	1.56%	-0.11%		1.58%	1.47%	0.11%
Return on average shareholders’ equity	12.48%	12.58%	-0.10%		13.58%	11.95%	1.63%
Efficiency ratio	48.78%	46.85%	1.93%		47.10%	48.55%	-1.45%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest income
Interest income-accretion	$1,467	$3,456	$3,174	$7,849
Noninterest income
Decrease in FDIC loss share asset	(1,467)	(3,444)	(3,174)	(7,467)
Net gain on sale of OREO	19	—	19	376
Noninterest expense
Legal and professional	57	(91)	65	(222)
OREO write-down	—	(14)	—	(14)
OREO expenses	(41)	(4)	(46)	(62)
Other expenses (appraisals, and etc.)	(39)	173	(82)	(102)

Net (loss) income before income tax benefit (expense) related to covered assets	$(4)	$76	$(44)	$358

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, net decrease in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to covered loans.

The discount accretion of $1.5 million for the second quarter 2014, recognized as part of interest income from covered loans, decreased $2.0 million, compared to $3.5 million for the second quarter of 2013. This decrease was reduced by the changes in the FDIC loss sharing asset, a net decrease of $1.5 million for the second quarter of 2014, compared to a net decrease of $3.4 million for the second quarter of 2013.

At June 30, 2014, the remaining discount associated with the SJB loans approximated $9.5 million. Based on the regular forecast of expected cash flows of these loans, approximately $6.9 million of the discount is expected to accrete into interest income over the remaining lives of the respective pools and individual loans, which approximates 4.3 years and 1.3 years, respectively. The FDIC loss sharing asset totaled $996,000 at June 30, 2014. The loss sharing asset will continue to be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life, which expires in October 2014.

Net gain on sales of OREO was $19,000 and $376,000 for the six months ended June 30, 2014 and 2013, respectively.

Noninterest expense, including OREO expenses, legal and professional expenses and other covered asset related expenses, totaled $63,000 and $400,000 for the six months ended June 30, 2014 and 2013, respectively. Gross covered loans decreased $43.2 million to $148.2 million at June 30, 2014 from $191.4 million at June 30, 2013.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent (TE) of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation –Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,272,756	$11,686	2.05%	$1,704,935	$5,431	1.28%
Tax-advantaged	571,740	5,186	4.97%	617,695	5,511	4.89%
Investment in FHLB stock	26,264	526	8.03%	48,321	467	3.88%
Federal funds sold and interest-earning deposits with other institutions	288,103	260	0.36%	206,912	209	0.40%
Loans held-for-sale	—	—	0.00%	—	—	0.00%
Loans (2)	3,517,984	42,091	4.80%	3,348,307	41,519	4.97%
Yield adjustment to interest income from discount accretion on covered loans	(10,801)	1,467		(20,013)	3,456

Total interest-earning assets	6,666,046	61,216	3.80%	5,906,157	56,593	3.98%
Total noninterest-earning assets	369,328			375,281

Total assets	$7,035,374			$6,281,438

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$1,867,228	877	0.19%	$1,600,525	834	0.21%
Time deposits	691,188	345	0.20%	702,121	324	0.19%

Total interest-bearing deposits	2,558,416	1,222	0.19%	2,302,646	1,158	0.20%
FHLB advances and other borrowings	852,257	2,835	1.33%	739,015	2,840	1.54%

Interest-bearing liabilities	3,410,673	4,057	0.48%	3,041,661	3,998	0.53%

Noninterest-bearing deposits	2,735,042			2,399,930
Other liabilities	70,373			59,706
Stockholders’ equity	819,286			780,141

Total liabilities and stockholders’ equity	$7,035,374			$6,281,438

Net interest income		$57,159			$52,595

Net interest income excluding discount on covered loans		$55,692			$49,139

Net interest spread - tax equivalent			3.32%			3.45%
Net interest spread - tax equivalent excluding discount			3.23%			3.21%
Net interest margin			3.44%			3.57%
Net interest margin - tax equivalent			3.55%			3.71%
Net interest margin - tax equivalent excluding discount			3.46%			3.46%
Net interest margin excluding loan fees			3.39%			3.52%
Net interest margin excluding loan fees - tax equivalent			3.50%			3.65%

(1)	Non tax-equivalent (TE) rate was 2.37% and 1.89% for the three months ended June 30, 2014 and 2013, respectively.
(2)	Includes loan fees of: $769 and $786 for the three months ended June 30, 2014 and 2013, respectively.
Prepayment penalty fees of $791 and $1,139 are included in interest income for the three months ended June 30, 2014 and 2013, respectively.
(3)	Includes interest-bearing demand and money market accounts.

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,171,572	$21,965	2.03%	$1,748,440	$12,178	1.40%
Tax-advantaged	571,476	10,464	5.01%	621,750	11,052	4.87%
Investment in FHLB stock	28,981	1,130	7.86%	52,306	810	3.12%
Federal funds sold and interest-earning deposits with other institutions	278,732	505	0.36%	149,875	344	0.46%
Loans held-for-sale	182	—	0.00%	37	1	5.45%
Loans (2)	3,500,791	85,040	4.90%	3,374,919	83,172	4.97%
Yield adjustment to interest income from discount accretion on covered loans	(11,744)	3,174		(22,033)	7,849

Total interest-earning assets	6,539,990	122,278	3.89%	5,925,294	115,406	4.07%
Total noninterest-earning assets	364,747			383,577

Total assets	$6,904,737			$6,308,871

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$1,786,445	1,756	0.20%	$1,617,065	1,716	0.21%
Time deposits	681,535	652	0.19%	707,004	683	0.19%

Total interest-bearing deposits	2,467,980	2,408	0.20%	2,324,069	2,399	0.21%
FHLB advances and other borrowings	903,751	5,769	1.29%	772,628	5,823	1.52%

Interest-bearing liabilities	3,371,731	8,177	0.49%	3,096,697	8,222	0.54%

Noninterest-bearing deposits	2,657,203			2,361,498
Other liabilities	71,693			73,349
Stockholders’ equity	804,110			777,327

Total liabilities and stockholders’ equity	$6,904,737			$6,308,871

Net interest income		$114,101			$107,184

Net interest income excluding discount on covered loans		$110,927			$99,335

Net interest spread - tax equivalent			3.40%			3.53%
Net interest spread - tax equivalent excluding discount			3.29%			3.25%
Net interest margin			3.52%			3.65%
Net interest margin - tax equivalent			3.63%			3.78%
Net interest margin - tax equivalent excluding discount			3.53%			3.50%
Net interest margin excluding loan fees			3.46%			3.59%
Net interest margin excluding loan fees - tax equivalent			3.58%			3.73%

(1)	Non tax-equivalent (TE) rate was 2.37% and 1.97% for the six months ended June 30, 2014 and 2013, respectively.
(2)	Includes loan fees of: $1,560 and $1,527 for the six months ended June 30, 2014 and 2013, respectively.
Prepayment penalty fees of $1,376 and $2,093 are included in interest income for the six months ended June 30, 2014 and 2013, respectively.
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended June 30, 2014 and 2013 include a yield adjustment of $1.5 million and $3.5 million, respectively. Net interest income for the six months ended June 30, 2014 and 2013 include a yield adjustment of $3.2 million and $7.8 million, respectively. These yield adjustments relate to discount accretion on covered loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$6,666,046	$63,122	3.80%	$5,906,157	$58,618	3.98%
Discount on acquired covered loans	10,801	(1,467)		20,013	(3,456)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$6,676,847	$61,655	3.70%	$5,926,170	$55,162	3.73%

Net interest income and net interest margin (TE)		$59,065	3.55%		$54,620	3.71%
Yield adjustment to interest income from discount accretion on acquired covered loans		(1,467)			(3,456)

Net interest income and net interest margin (TE), excluding yield adjustment		$57,598	3.46%		$51,164	3.46%

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$6,539,990	$126,114	3.89%	$5,925,294	$119,463	4.07%
Discount on acquired covered loans	11,744	(3,174)		22,033	(7,849)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$6,551,734	$122,940	3.78%	$5,947,327	$111,614	3.78%

Net interest income and net interest margin (TE)		$117,937	3.63%		$111,241	3.78%
Yield adjustment to interest income from discount accretion on acquired covered loans		(3,174)			(7,849)

Net interest income and net interest margin (TE), excluding yield adjustment		$114,763	3.53%		$103,392	3.50%

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

	Comparision of Three Months Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$1,833	$3,318	$1,104	$6,255
Tax-advantaged securities	(408)	90	(7)	(325)
Investment in FHLB stock	(215)	504	(230)	59
Fed funds sold & interest-earning deposits with other institutions	78	(19)	(8)	51
Loans HFS	—	—	—	—
Loans	2,010	(1,369)	(69)	572
Yield adjustment from discount accretion	(1,591)	(738)	340	(1,989)

Total interest income	1,707	1,786	1,130	4,623

Interest expense:
Savings deposits	154	(95)	(16)	43
Time deposits	(9)	30	—	21
FHLB advances and other borrowings	872	(760)	(117)	(5)

Total interest expense	1,017	(825)	(133)	59

Net interest income	$690	$2,611	$1,263	$4,564

	Comparision of Six Months Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$2,951	$5,504	$1,332	$9,787
Tax-advantaged securities	(872)	309	(25)	(588)
Investment in FHLB stock	(360)	1,227	(547)	320
Fed funds sold and interest-earning deposits with other institutions	297	(73)	(63)	161
Loans HFS	4	(1)	(4)	(1)
Loans	3,160	(1,246)	(46)	1,868
Yield adjustment from discount accretion	(3,666)	(1,894)	885	(4,675)

Total interest income	1,514	3,826	1,532	6,872

Interest expense:
Savings deposits	98	(52)	(6)	40
Time deposits	(53)	23	(1)	(31)
FHLB advances and other borrowings	979	(883)	(150)	(54)

Total interest expense	1,024	(912)	(157)	(45)

Net interest income	$490	$4,738	$1,689	$6,917

Net interest income, before the provision for loan losses of $57.2 million for the second quarter of 2014 increased $4.6 million, or 8.68%, compared to the second quarter of 2013. Interest income and fees on loans for the second quarter of 2014 totaled $43.6 million, which included $1.5 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on covered loans acquired from SJB. This represented a $1.1 million, or 2.46%, decrease when compared to interest income and fees on loans of $44.7 million for the first quarter of 2014, which included $1.7 million of discount accretion on covered loans, and a decrease of $1.4 million, or 3.15%, from the second quarter of 2013, which included $3.5 million of discount accretion on covered loans.

Excluding the impact of the yield adjustment on covered loans, our tax equivalent (TE) net interest margin was 3.46% for the second quarter of 2014, compared to 3.60% for the first quarter of 2014 and 3.46% for the second quarter of 2013. Total average earning asset yields (excluding the discount on covered loans) were 3.70% for the second quarter of 2014, compared to 3.87% for the first quarter of 2014 and 3.73% for the second quarter of 2013. Total cost of funds of 0.26% for the second quarter of 2014, decreased 2 basis points from 0.28% for the first quarter of 2014 and decreased 3 basis points from 0.29% for the second quarter of 2013. During the first quarter of 2014, we had one non-performing commercial real estate loan that was paid in full, resulting in a $2.3 million increase in interest income. This positively impacted our net interest margin by approximately 15 basis points for the first quarter of 2014.

The average balance of total loans increased $169.7 million to $3.52 billion for the second quarter of 2014, compared to $3.35 billion for the second quarter of 2013. The increase included $128.9 million of average loans acquired from ASB on May 15, 2014. The average yield on loans (excluding the discount on covered loans) was 4.80% for the second quarter of 2014, compared to 4.97% for the second quarter of 2013. Lower rates on mortgages continued to result in refinancings during the second quarter of 2014 as we continued to see competitive pressure on rates in all classes of loans. We earned $791,000 in loan prepayment penalty fees for the second quarter of 2014, compared with $585,000 for the first quarter of 2014 and $1.1 million for the second quarter of 2013.

Total average earning assets of $6.67 billion increased $759.9 million, or 12.87%, from $5.91 billion for the second quarter of 2013. This increase was principally due to a $521.9 million increase in average investment securities to $2.84 billion for the second quarter of 2014, compared to $2.32 billion for the second quarter of 2013. Total average loans, net of deferred fees and discount on covered loans, increased $178.9 million primarily due to a $210.4 million increase in average non-covered loans to $3.37 billion for the second quarter of 2014, compared to $3.16 billion for the second quarter of 2013. The increase in non-covered loans included $128.9 million of average loans acquired from ASB on May 15, 2014. Average overnight funds sold to the Federal Reserve and interest-earning deposits with other institutions also increased $81.2 million. These increases were partially offset by a $22.1 million decrease in average investment in FHLB stock.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at June 30, 2014 and 2013. As of June 30, 2014 and 2013, we had $44.0 million and $53.4 million of non-covered nonaccrual loans, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $769,000 and $1.6 million for the three and six months ended June 30, 2014, respectively, compared to $786,000 and $1.5 million for the three and six months ended June, 2013, respectively.

Interest income on investments of $16.9 million for the second quarter of 2014, increased $5.9 million, or 54.19%, from $10.9 million for the second quarter of 2013. Total TE yield on investments was 2.64% for the second quarter of 2014, compared to 2.24% for the same period in 2013. During the second quarter of 2014 we purchased $276.4 million in MBS with an average yield of 2.14% and an average duration of approximately four years. We also purchased $19.7 million in municipal securities with an average TE yield of 3.85% and an average duration of approximately seven years during the second quarter of 2014.

Interest expense of $4.1 million for the second quarter of 2014 increased $59,000, or 1.48%, compared to $4.0 million for the second quarter of 2013. Average interest-bearing deposits increased $255.8 million to $2.56 billion for the second quarter of 2014, compared to $2.30 billion for the second quarter of 2013. The average rate paid on interest-bearing liabilities decreased 5 basis points to 0.48% for the second quarter of 2014, from the second quarter of 2013, as a result of the continued low interest rate environment experienced for the second quarter of 2014, as well as the mix of interest-bearing liabilities.

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

The allowance for loan losses was reduced to $61.0 million at June 30, 2014, primarily as a result of improved credit quality, compared to $75.2 million at December 31, 2013. We recorded a $7.6 million loan loss provision recapture for the three months ended June 30, 2014, compared to a $6.2 million loan loss provision recapture for the same period of 2013. We believe the allowance is appropriate at June 30, 2014. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total non-covered net loans as of June 30, 2014 and December 31, 2013 was 1.75% and 2.22%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $839,000 for the six months ended June 30, 2014, compared to net charge-offs of $784,000 for the same period of 2013. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC, which expires in October 2014. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the covered SJB loans in 2009. During the six months ended June 30, 2014 and 2013, there was $39,000 in net charge-offs and zero in net charge-offs or recoveries, respectively, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,905	$4,145	$(240)	-5.79%	$7,733	$7,971	$(238)	-2.99%
Trust and investment services	2,133	2,072	61	2.94%	4,058	4,077	(19)	-0.47%
Bankcard services	923	938	(15)	-1.60%	1,701	1,777	(76)	-4.28%
BOLI income	601	627	(26)	-4.15%	1,239	1,370	(131)	-9.56%
Gain on sale of investment securities, net	—	—	—	—	—	2,094	(2,094)	-100.00%
Decrease in FDIC loss sharing asset, net	(1,467)	(3,444)	1,977	57.40%	(3,174)	(7,467)	4,293	57.49%
Gain on OREO, net	130	2,568	(2,438)	-94.94%	135	3,132	(2,997)	-95.69%
Gain on sale of loans held-for-sale	—	—	—	—	5,330	—	5,330	100.00%
Other	825	789	36	4.56%	1,526	1,486	40	2.69%

Total noninterest income	$7,050	$7,695	$(645)	-8.38%	$18,548	$14,440	$4,108	28.45%

Second Quarter of 2014 Compared to Second Quarter of 2013

Noninterest income of $7.1 million for the second quarter of 2014 decreased $645,000, or 8.38%, over noninterest income of $7.7 million for the second quarter of 2013. Noninterest income for the second quarter of 2014 decreased primarily due to a $2.5 million net pre-tax gain on the sale of one OREO property in the second quarter of 2013, partially offset by a $1.5 million net decrease in the FDIC loss sharing asset during the second quarter of 2014, compared to a $3.4 million net decrease in the FDIC loss sharing asset for the second quarter of 2013.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2014, CitizensTrust had approximately $2.46 billion in assets under management and administration, including $1.86 billion in assets under management. CitizensTrust generated fees of $2.2 million for the second quarter of 2014, compared to $2.1 million for the second quarter of 2013.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $601,000 for the second quarter of 2014 decreased $26,000, or 4.15% from the second quarter of 2013.

Six Months of 2014 Compared to Six Months of 2013

The $4.1 million increase in noninterest income for the first six months of 2014 was primarily due to a $5.3 million pre-tax gain on the sale of one loan held-for-sale and a $3.2 million net decrease in the FDIC loss sharing asset during the six months ended June 2014, compared to a $7.5 million net decrease in the FDIC loss sharing asset for the same period of 2013. Noninterest income for the six months ended June 30, 2013 included a net pre-tax gain of $2.1 million on the sale of investments securities and $2.5 million net pre-tax gain on the sale of one OREO property.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods indicated.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$18,614	$17,088	$1,526	8.93%	$38,031	$34,388	$3,643	10.59%
Occupancy	2,704	2,638	66	2.50%	5,521	5,260	261	4.96%
Equipment	972	927	45	4.85%	1,880	1,987	(107)	-5.39%
Professional services	1,646	1,387	259	18.67%	3,010	2,983	27	0.91%
Software licenses and maintenance	1,010	1,163	(153)	-13.16%	2,075	2,315	(240)	-10.37%
Stationery and supplies	337	366	(29)	-7.92%	769	843	(74)	-8.78%
Telecommunications expense	362	312	50	16.03%	677	634	43	6.78%
Promotion	1,341	1,140	201	17.63%	2,607	2,398	209	8.72%
Amortization of intangible assets	193	437	(244)	-55.84%	315	875	(560)	-64.00%
OREO expense	113	33	80	242.42%	138	363	(225)	-61.98%
Regulatory assessments	997	865	132	15.26%	1,958	1,755	203	11.57%
Loan expense	321	150	171	114.00%	558	813	(255)	-31.37%
Acquisition related expenses	638	—	638	100.00%	1,065	—	1,065	100.00%
Other	2,076	1,742	334	19.17%	3,877	4,432	(555)	-12.52%

Total noninterest expense	$31,324	$28,248	$3,076	10.89%	$62,481	$59,046	$3,435	5.82%

Noninterest expense to average assets	1.79%	1.80%			1.82%	1.89%
Efficiency ratio (1)	48.78%	46.85%			47.10%	48.55%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Second Quarter of 2014 Compared to Second Quarter of 2013

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.79% for the second quarter of 2014, compared to 1.80% for the second quarter of 2013.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the second quarter of 2014, the efficiency ratio was 48.78%, compared to 46.85% for the second quarter of 2013.

Noninterest expense for the second quarter of 2014 increased $3.1 million, or 10.89%. The overall increase was primarily due to a $1.5 million increase in salaries and employee benefits, principally due to increased new hire expenses, other employee benefits, and expenses related to new associates acquired through ASB. The second quarter of 2014 included $638,000 for non-recurring merger related expenses in connection with our acquisition of ASB.

Six Months of 2014 Compared to Six Months of 2013

The $3.4 million increase in noninterest expense for the six months ended June 30, 3014 was primarily attributable to increases of $3.6 million in salaries and employee benefits expense and $1.1 million for non-recurring acquisition related expenses. The increases were partially offset by decreases of $560,000 in intangible amortization expense, $255,000 in loan expense, $240,000 in software licenses and maintenance, and $555,000 in other expenses. Other expense for the six months ended June 30, 2013 included a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2014 was 37.05% and 36.50%, respectively. This compares to 36.02% for the second quarter of 2013. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We benefited from approximately $1.1 million of enterprise zone tax credits reflected during the first half of 2013, many of which have been eliminated in 2014.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period. The majority of tax-advantaged income is derived from municipal securities.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: which are (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment. There are no provisions for loan losses or taxes in the segments as these are accounted for at the corporate level.

Key measures we use to evaluate the segments’ performance are included in the following table for the three and six months ended June 30, 2014 and 2013. These tables also provide additional significant segment measures useful to understanding the performance of this segment.

Business Financial and Commercial Banking Centers

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$43,058	$41,710	$83,223	$83,457
Interest expense (1)	2,798	2,478	5,525	5,050

Net interest income	40,260	39,232	$77,698	$78,407

Noninterest income	5,162	5,477	9,944	10,583
Noninterest expense	11,522	11,319	23,350	22,896

Segment pre-tax profit	$33,900	$33,390	$64,292	$66,094

Balance Sheet
Average loans	$2,857,862	$2,595,592	$2,806,544	$2,597,860
Average interest-bearing deposits and customer repurchases	$2,939,290	$2,565,202	$2,907,191	$2,600,266
Yield on loans (2)	4.97%	5.44%	4.92%	5.48%
Rate paid on interest-bearing deposits and customer repurchases	0.21%	0.23%	0.22%	0.23%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion, and is accounted for at the corporate level.

For the second quarter of 2014, the Centers’ segment pre-tax profit increased by $510,000, or 1.53%, primarily due to an increase in net interest income of $1.0 million, or 2.62%, compared to the second quarter of 2013. The $1.0 million increase in interest income for the second quarter of 2014 was principally due to a $262.3 million increase in average loans, (approximately $129 million acquired from ASB), partially offset by a 47 basis point drop in the loan yield to 4.97% for the second quarter of 2014, compared to 5.44% for the second quarter of 2013. This increase in interest income was offset by a $315,000 decrease in noninterest income and a $203,000 increase in noninterest expense for the three months ended June 30, 2014, compared to the same period of 2013.

Treasury

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$17,675	$11,641	$34,107	$24,429
Interest expense (1)	15,826	13,282	30,996	26,213

Net interest income	1,849	(1,641)	$3,111	$(1,784)

Noninterest income	—	—	—	2,094
Noninterest expense	182	177	378	361

Segment pre-tax profit (loss)	$1,667	$(1,818)	$2,733	$(51)

Balance Sheet
Average investments	$2,844,496	$2,322,630	$2,743,048	$2,370,190
Average interest-bearing deposits	$238,352	$240,001	$239,172	$240,002
Average borrowings	$199,417	$201,617	201,880	$213,556
Yield on investments-TE	2.64%	2.24%	2.66%	2.31%
Non-tax equivalent yield	2.37%	1.89%	2.37%	1.97%
Average cost of borrowings	4.73%	4.68%	4.68%	4.43%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the second quarter of 2014, the Company’s Treasury department reported a pre-tax profit of $1.7 million, compared to a pre-tax loss of $1.8 million for the second quarter of 2013. This increase was primarily due to a $6.0 million increase in interest income due to a $521.9 million increase in average investments and a 40 basis point increase in yield on investments (TE). The increase in interest income was partially offset by a $2.5 million increase in interest expense.

Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$19,557	$19,936	$42,559	$40,726
Interest expense (1)	4,507	4,932	9,267	10,165

Net interest income	15,050	15,004	$33,292	$30,561

Recapture of provision for loan losses	(7,600)	(6,200)	(15,100)	(6,200)
Noninterest income	1,888	2,218	8,604	1,763
Noninterest expense	19,620	16,752	38,753	35,789

Segment pre-tax profit	$4,918	$6,670	$18,243	$2,735

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $4.9 million for the second quarter of 2014, a decrease of $1.8 million, or 26.27%, from $6.7 million for the second quarter of 2013. The decrease in pre-tax profit was principally due to an increase in salaries and employee benefits of $1.5 million, non-recurring merger related expenses associated with the ASB acquisitions of $638,000. The second quarter of 2014 included a $7.6 million loan loss provision recapture, compared to a $6.2 million provision recapture for the second quarter of 2013.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $7.42 billion at June 30, 2014. This represented an increase of $759.0 million, or 11.39%, from total assets of $6.66 billion at December 31, 2013. Earning assets of $7.02 billion at June 30, 2014 increased $692.0 million, or 10.94% when compared with $6.32 billion at December 31, 2013. The increase in earning assets during the first half of 2014 was primarily due to a $353.7 million increase in investment securities, a $71.0 million increase in total loans, and a $263.4 million increase in interest-earning deposits with the Federal Reserve. Total liabilities were $6.58 billion at June 30, 2014, an increase of $690.2 million, or 11.71%, from total liabilities of $5.89 billion at December 31, 2013. Total equity increased $68.9 million, or 8.92%, to $840.8 million at June 30, 2014, compared to total equity of $771.9 million at December 31, 2013.

On May 15, 2014, we completed the acquisition of American Security Bank, a Newport Beach, CA headquartered regional bank with approximately $433 million in total assets and five branch locations throughout Orange County, San Bernardino County, and Los Angeles County. The increase in total assets at June 30, 2014 included approximately $240 million in acquired loans, $30 million in acquired investment securities and $374 million in acquired total deposits.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2014, we reported total investment securities of $3.02 billion. This represented an increase of $353.7 million, or 13.27%, from total investment securities of $2.67 billion at December 31, 2013. As of June 30, 2014, the Company had a pre-tax net unrealized holding gain on total investment securities of $41.5 million, compared to a pre-tax net unrealized loss of $16.1 million at December 31, 2013. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates and the increased portfolio balance. For the six months ended June 30, 2014 and 2013, total repayments/maturities and proceeds from sales of investment securities totaled $204.6 million and $374.8 million, respectively. The Company purchased additional investment securities totaling $413.5 million and $368.8 million for the six months ended June 30, 2014 and 2013, respectively. The proceeds from sales of investment securities, which included the 13 investment securities that were sold for a net gain on sale of $2.1 million in the first quarter of 2013, were used to purchase additional investment securities. No investment securities were sold during the first six months of 2014.

The table below sets forth investment securities available-for-sale at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$346,315	$2	$(13,146)	$333,171	11.04%
Residential mortgage-backed securities	1,725,530	28,829	(6,278)	1,748,081	57.93%
CMO’s / REMIC’s - residential	335,121	8,546	(405)	343,262	11.38%
Municipal bonds	564,046	25,234	(1,404)	587,876	19.48%
Other securities	5,000	100	—	5,100	0.17%

Total	$2,976,012	$62,711	$(21,233)	$3,017,490	100.00%

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$350,378	$22	$(23,875)	$326,525	12.26%
Residential mortgage-backed securities	1,391,631	13,100	(24,788)	1,379,943	51.81%
CMO’s / REMIC’s - residential	361,573	6,576	(1,974)	366,175	13.75%
Municipal bonds	571,145	18,839	(3,893)	586,091	22.00%
Other securities	5,000	—	(92)	4,908	0.18%

Total	$2,679,727	$38,537	$(54,622)	$2,663,642	100.00%

The weighted-average yield (TE) on the investment portfolio at June 30, 2014 was 2.48% with a weighted-average life of 4.1 years. This compares to a weighted-average yield of 2.35% at December 31, 2013 with a weighted-average life of 4.0 years and a yield of 2.20% at June 30, 2013 with a weighted-average life of 4.4 years.

Approximately 80% of the securities in the total investment portfolio, at June 30, 2014, are issued by the U.S government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee payment of principal and interest. As of June 30, 2014, approximately $137.6 million in U.S. government agency bonds are callable.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2014 and December 31, 2013.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	June 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$12,279	$14	$310,140	$13,132	$322,419	$13,146
Residential mortgage-backed securities	1	—	318,837	6,278	318,838	6,278
CMO / REMICs - residential	10,190	11	44,425	394	54,615	405
Municipal bonds	15,399	134	37,358	1,270	52,757	1,404
Other securities	—	—	—	—	—	—

Total	$37,869	$159	$710,760	$21,074	$748,629	$21,233

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMO / REMICs - residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

During the six months ended June 30, 2014 and 2013, there were no other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

Total loans and leases, net of deferred fees and discount was $3.62 billion at June 30, 2014, compared to $3.42 billion at March 31, 2014 and $3.55 billion at December 31, 2013. Quarter-over-quarter, non-covered loans increased by $224.7 million, and covered loans decreased by $6.6 million. The increase in total loans included $240 million of loans acquired from ASB. The $224.7 million quarter-over-quarter increase in non-covered loans was principally due to increases of $206.8 million in commercial real estate loans, $23.7 million in commercial and industrial loans, and $16.6 million in construction loans. The overall increase in non-covered loans was partially offset by a $32.9 million decrease in dairy & livestock and agribusiness loans. Our dairy & livestock portfolio decreased by $37.0 million for the second quarter of 2014. The combination of higher milk prices and lower feed costs produced strong profitability for our dairy customers. This profitability led to significant paydowns on many of our customer’s herd and feed lines with the Bank. The overall decrease in loans was partially offset by an increase of $8.2 million in SFR mortgage-direct loans (excluding pools), for the quarter.

Total loans, net of deferred loan fees, comprise 51.61% of our total earning assets of June 30, 2014. The following table presents our total loan portfolio, excluding held-for-sale loans, by category for the periods indicated below:

	June 30, 2014
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$514,409	$17,194	$531,603
Real estate:
Commercial real estate	2,400,864	126,768	2,527,632
Construction	59,477	—	59,477
SFR mortgage	186,924	295	187,219
Dairy & livestock and agribusiness	180,051	411	180,462
Municipal lease finance receivables	78,934	—	78,934
Consumer and other loans	70,997	3,504	74,501

Gross loans	3,491,656	148,172	3,639,828
Less:
Purchase accounting discount on covered loans	—	(9,476)	(9,476)
Deferred loan fees, net	(9,425)	—	(9,425)

Gross loans, net of deferred loan fees and discount	3,482,231	138,696	3,620,927
Less: Allowance for loan losses	(60,974)	—	(60,974)

Net loans	$3,421,257	$138,696	$3,559,953

Allowance for loan losses as a percentage of loans, net of deferred loan fees	1.75%

	December 31, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$512,792	$20,461	$533,253
Real estate:
Commercial real estate	2,207,515	141,141	2,348,656
Construction	47,109	644	47,753
SFR mortgage	189,233	313	189,546
Dairy & livestock and agribusiness	294,292	6,000	300,292
Municipal lease finance receivables	89,106	—	89,106
Consumer and other loans	55,103	4,545	59,648

Gross loans	3,395,150	173,104	3,568,254
Less:
Purchase accounting discount	—	(12,789)	(12,789)
Deferred loan fees, net	(9,234)	—	(9,234)

Gross loans, net of deferred loan fees and discount	3,385,916	160,315	3,546,231
Less: Allowance for loan losses	(75,235)	—	(75,235)

Net loans	$3,310,681	$160,315	$3,470,996

Allowance for loan losses as a percentage of loans, net of deferred loan fees	2.22%

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total non-covered held-for-investment loans and commercial real estate loans by region as of June 30, 2014.

Non-Covered Loans by Market Area

	June 30, 2014
	Total Non-Covered Loans		Non-Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,399,668	40.1%	$993,194	41.4%
Inland Empire	629,532	18.0%	538,359	22.4%
Central Valley	629,006	18.0%	425,580	17.7%
Orange County	563,721	16.2%	280,823	11.7%
Other areas (1)	269,729	7.7%	162,908	6.8%

	$3,491,656	100.0%	$2,400,864	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Covered Loans by Market Area

	June 30, 2014
	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$9,611	6.5%	$7,833	6.2%
Inland Empire	—	—	—	—
Central Valley	130,449	88.0%	114,497	90.3%
Other areas (1)	8,112	5.5%	4,438	3.5%

	$148,172	100.0%	$126,768	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. The table below breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

Non-Covered SFR Mortgage and Commercial Real Estate Loans

	June 30, 2014
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$114,662	4.4%	100.0%	$494
SFR mortgage - Mortgage pools	72,262	2.8%	100.0%	228

Total SFR mortgage	186,924	7.2%

Commercial real estate:
Multi-family	217,991	8.4%	1.6%	1,444
Industrial	673,352	26.0%	33.8%	973
Office	414,753	16.0%	30.0%	1,069
Retail	436,650	16.9%	8.6%	1,456
Medical	168,947	6.5%	36.6%	1,817
Secured by farmland	140,928	5.5%	100.0%	1,957
Other	348,243	13.5%	47.6%	1,309

Total commercial real estate	2,400,864	92.8%

Total SFR mortgage and commercial real estate loans	$2,587,788	100.0%	36.7%	1,221

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

The SFR mortgage—Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed to enable our Bank to underwrite and process SFR mortgage loans generated through our Centers, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012, and we originated loan volume in the aggregate principal amount of $9.3 million under this program during the second quarter of 2014.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, totaling $72.3 million at June 30, 2014. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered commercial real estate and SFR mortgage portfolios:

Covered SFR Mortgage and Commercial Real Estate Loans

	June 30, 2014
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$295	0.2%	100.0%	$98
SFR mortgage - Mortgage pools	—	—	—	—

Total SFR mortgage	295	0.2%
Commercial real estate:
Multi-family	2,696	2.1%	—	1,348
Industrial	27,247	21.5%	49.8%	605
Office	14,241	11.2%	41.3%	570
Retail	15,523	12.2%	31.5%	706
Medical	13,608	10.7%	83.4%	1,134
Secured by farmland	5,815	4.6%	100.0%	342
Other (2)	47,638	37.5%	58.6%	851

Total commercial real estate	126,768	99.8%

Total SFR mortgage and commercial real estate loans	$127,063	100.0%	54.9%	765

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 72% of other loans.

Non-Covered Construction Loans

As of June 30, 2014, the Company had $59.5 million in non-covered construction loans. This represents 1.70% of total non-covered gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of non-covered construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland empire region of Southern California. At June 30, 2014, non-covered construction loans consist of $13.4 million in SFR and multi-family construction loans and $46.1 million in commercial construction loans. As of June 30, 2014, there was one nonperforming loan totaling $9.8 million, or 16.42% of total construction loans.

Nonperforming Assets (Non-Covered)

The following table provides information on non-covered nonperforming assets as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans	$16,573	$14,835
Troubled debt restructured loans (nonperforming)	27,397	25,119
Other real estate owned (“OREO”)	6,539	6,475

Total nonperforming assets	$50,509	$46,429

Troubled debt restructured performing loans	$61,878	$66,955

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	1.45%	1.37%

Percentage of nonperforming assets to total assets	0.68%	0.70%

At June 30, 2014, loans classified as impaired totaled $105.8 million or 3.03% of total non-covered loans, compared to $106.9 million or 3.15% of total non-covered loans at December 31, 2013. This balance included nonperforming loans of $44.0 million. At June 30, 2014, impaired loans which were restructured in a troubled debt restructuring (“TDR”) represented $89.3 million, of which $27.4 million were nonperforming and $61.9 million were performing.

Of the total impaired loans as of June 30, 2014, $46.3 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). Impaired loans measured for impairment using the present value of expected future cash flows discounted at the loans effective rate were $59.5 million.

Troubled Debt Restructurings

Total TDRs were $89.3 million at June 30, 2014, compared to $92.1 million at December 31, 2013. Of the $27.4 million of nonperforming TDRs at June 30, 2014, $2.5 million were not paying in accordance with the modified terms and $24.9 million have either not demonstrated repayment performance for a sustained period, and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. At June 30, 2014, $61.9 million of performing TDRs were accruing restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$1,073	6	$1,171	7
Real Estate:
Commercial real estate	22,007	13	21,030	15
Construction	16,787	2	16,853	2
SFR mortgage	3,789	11	3,828	11
Dairy & livestock and agribusiness	18,222	10	24,073	11

Total performing TDRs	$61,878	42	$66,955	46

Nonperforming TDRs:
Commercial and industrial	$1,460	7	$1,509	5
Real Estate:
Commercial real estate	10,430	10	7,281	6
Construction	9,767	1	9,966	1
SFR mortgage	682	1	705	1
Dairy & livestock and agribusiness	5,058	3	5,658	4

Total nonperforming TDRs	$27,397	22	$25,119	17

Total TDRs	$89,275	64	$92,074	63

At June 30, 2014 and December 31, 2013, $1.7 million and $2.7 million of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs for TDRs recorded during the three months ended June 30, 2014 and 2013.

The table below provides trends in our non-covered nonperforming assets and delinquencies for the periods presented.

Nonperforming Assets and Delinquency Trends (Non-Covered)

	June 30, 2014 (1)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$6,969	$4,821	$3,861	$3,734	$5,012
Real estate:
Commercial real estate	14,866	11,852	12,410	17,829	18,610
Construction	9,767	9,867	9,966	10,368	10,494
SFR mortgage	6,765	7,868	7,577	10,421	11,423
Dairy & livestock and agribusiness	5,133	5,397	5,739	6,973	7,655
Consumer and other loans	470	397	401	159	157

Total	$43,970	$40,202	$39,954	$49,484	$53,351
% of Total gross loans	1.26%	1.23%	1.18%	1.51%	1.68%

Past due 30-89 days:
Commercial and industrial	$1,205	$—	$993	$417	$373
Real estate:
Commercial real estate	732	520	523	1,015	1,251
Construction	—	—	—	—	—
SFR mortgage	161	432	1,708	—	—
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	168	8	75	255	8

Total	$2,266	$960	$3,299	$1,687	$1,632
% of Total gross loans	0.07%	0.03%	0.10%	0.05%	0.05%

OREO:
Commercial and industrial	$1,638	$—	$—	$—	$—
Real estate:
Commercial real estate	—	—	—	—	—
Construction	4,901	6,475	6,475	6,524	6,524
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total	$6,539	$6,475	$6,475	$6,524	$6,524

Total nonperforming, past due, and OREO	$52,775	$47,637	$49,728	$57,695	$61,507

% of Total gross loans	1.52%	1.46%	1.47%	1.76%	1.94%

(1)	Includes $8.0 million of nonperforming assets acquired from ASB: $5.5 million of nonaccrual loans, $412,000 of past due loans and $2.0 million of OREOs.

At June 30, 2014, six customer relationships comprised $22.1 million, or 50.23%, of our nonperforming loans. Four of these customer relationships are commercial real estate developers (owner/non-owner occupied); and the primary collateral securing these loans are commercial real estate properties. The other two customer relationships are in the dairy & livestock industry and the collateral is primarily the dairy farm property and the dairy livestock. At June 30, 2014, there was $1.5 million of the allowance for loan losses was specifically allocated to these loans. There were no charge-offs recorded for these six customer relationships during the six months ended June 30, 2014.

We had $6.5 million in OREO at June 30, 2014, December 31, 2013, and June 30, 2013. As of June 30, 2014, we had six OREO properties compared with two OREO properties at December 31, 2013. During the first half of 2014, we acquired three OREO properties and added two additional properties. We sold one property with a carrying value of $1.9 million, realizing a net gain on sale of $98,000.

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

Nonperforming Assets (Covered)

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2014, there were no covered loans considered as nonperforming as described above.

We had two properties in OREO totaling $655,000 at June 30, 2014, compared to two properties totaling $504,000 at March 31, 2014 and December 31, 2013. For the six months ended June 30, 2014, there was one addition to OREO totaling $340,000. During the first half of 2014, we sold one property with a carrying value of $189,000.

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

We maintain an allowance for inherent loan losses that is increased by a provision for loan losses charged against operating results. The allowance for loan losses is also increased by recoveries on loans previously charged off and is reduced by actual loan losses charged to the allowance. The allowance for loan losses was $61.0 million as of June 30, 2014. This represents a decrease of $14.3 million, or 18.96%, compared to the allowance for loan losses of $75.2 million as of December 31, 2013. We recorded a $7.6 million loan loss provision recapture for the three months ended June 30, 2014, compared to $6.2 million recapture of provision for loan losses for the same period of 2013.

The table below presents a comparison of net loan losses, the provision for loan losses, and the resulting allowance for loan losses for the six months ended June 30, 2014 and 2013.

Summary of Loan Loss Experience (Non-Covered Loans)

	As of and For the Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$75,235	$92,441
Charge-offs:
Commercial and industrial	514	1,104
Commercial real estate	352	—
Construction	—	—
SFR mortgage	—	142
Dairy & livestock and agribusiness	—	—
Consumer and other loans	19	69
Covered Loans	40	—

Total charge-offs	925	1,315

Recoveries:
Commercial and industrial	561	208
Commercial real estate	138	66
Construction	797	68
SFR mortgage	—	133
Dairy & livestock and agribusiness	242	28
Consumer and other loans	26	28
Covered Loans	—	—

Total recoveries	1,764	531

Net (recoveries) charge-offs	(839)	784
Other reallocation	—	—
Recapture of provision for loan losses	(15,100)	(6,200)

Allowance for loan losses at end of period	$60,974	$85,457

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$9,088	$8,588
Provision for unfunded loan commitments	—	—

Reserve for unfunded loan commitments at end of period	$9,088	$8,588

Reserve for unfunded loan commitments to total unfunded loan commitments	1.14%	1.46%

Amount of total loans at end of period (1)	$3,482,231	$3,169,815
Average total loans outstanding (1)	$3,341,283	$3,176,095

Net (recoveries) charge-offs to average total loans	-0.03%	0.02%
Net (recoveries) charge-offs to total loans at end of period	-0.02%	0.02%
Allowance for loan losses to average total loans	1.82%	2.69%
Allowance for loan losses to total loans at end of period	1.75%	2.70%
Net (recoveries) charge-offs to allowance for loan losses	-1.38%	0.92%
Net recoveries (charge-offs) to provision for loan losses	5.56%	-12.65%

(1)	Net of deferred loan origination fees.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $2.2 million (3.63%), $3.2 million (4.22%) and $4.9 million (5.68%) of the total allowance as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

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

During the second quarter of June 30, 2014, the Bank adjusted its qualitative factor for changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans. The Bank reduced this factor to reflect our judgment regarding the effect on our loan portfolio of certain improved credit conditions including, but not limited to, (i) the continued improvement in the portfolio’s credit quality and underlying credit metrics, (ii) the continued reduction in classified loans, and (iii) the continued low level of delinquent and past due loans. As a result of the factors described above, including, among other things, the general improvement in loan risk ratings and the quarter-over-quarter decline in classified loans of $62.2 million, the reserve was reduced by approximately $7.7 million. The reduction combined with net loan losses of $151,000 during the second quarter, resulted in a loan loss provision recapture of $7.6 million for the quarter ended June 30, 2014.

During the first quarter of March 31, 2014, the Bank adjusted several qualitative factors including (i) changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, (ii) changes in the nature and volume of the portfolio and in the terms of loans, (iii) changes in the experience, ability, and depth of lending management and other relevant staff, and (iv) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. The changes to the qualitative factors noted above reflect our judgment regarding the effect on our loan portfolio of certain conditions including, but not limited to, (i) conditions in the local and national economy as well as the risk to our local economy from climate/weather issues including regional drought conditions, (ii) potential impact on municipal borrowers due to the drought and overhanging risk of unfunded pension liabilities, (iii) increasing pressure to change the nature and terms offered on Bank loans in response to loan terms being offered by our competitors, especially in construction, commercial, commercial real estate and residential real estate loans, (iv) increased competition for loans and (v) the challenges in pursuing collection efforts through the legal system. As a result of the factors described above, the quarterly decline in outstanding loan totals from December 31, 2013, and a quarterly decline in classified loans of $26.6 million, the ALLL was reduced by approximately $6.5 million for the first quarter of 2014. The reduction combined with net recoveries of $990,000 during the first quarter of 2014, resulted in a loan loss provision recapture of $7.5 million for the quarter ended June 30, 2014.

While we believe that the allowance at June 30, 2014 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $5.63 billion at June 30, 2014. This represented an increase of $738.7 million, or 15.10%, over total deposits of $4.89 billion at December 31, 2013. The composition of deposits is as follows:

	June 30, 2014		December 31, 2013
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits:
Demand deposits	$2,962,146	52.6%	$2,562,980	52.4%
Interest-bearing deposits:
Savings deposits	1,968,037	35.0%	1,646,111	33.7%
Time deposits	699,163	12.4%	681,540	13.9%

Total deposits	$5,629,346	100.0%	$4,890,631	100.0%

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $2.96 billion at June 30, 2014, representing an increase of $399.2 million, or 15.57%, from demand deposits of $2.56 billion at December 31, 2013. Noninterest-bearing demand deposits represented 52.62% of total deposits as of June 30, 2014, compared to 52.41% of total deposits as of December 31, 2013.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.97 billion at June 30, 2014 representing an increase of $321.9 million, or 19.56%, from savings deposits of $1.65 billion at December 31, 2013.

Time deposits totaled $699.2 million at June 30, 2014. This represented an increase of $17.6 million, or 2.59%, from total time deposits of $681.5 billion at December 31, 2013.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 13.50% for the second quarter of 2014, compared to 13.16% for the second quarter of 2013.

At June 30, 2014 and December 31, 2013, we had zero and $69.0 million, respectively, in short-term borrowings.

At June 30, 2014, borrowed funds totaled $810.8 million. This represented a decrease of $100.7 million, or 11.04%, from total borrowed funds of $911.5 million at December 31, 2013.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2014 and December 31, 2013, total customer repurchases were $611.5 million and $643.3 million, respectively, with weighted average interest rates of 0.24% and 0.29%, respectively.

We entered into borrowing agreements with the FHLB. We had outstanding balances of $199.3 million under these agreements at June 30, 2014 and $199.2 million at December 31, 2013. The interest rate was 4.52% at June 30, 2014 and December 31, 2013. The FHLB holds certain investment securities and loans as collateral available for these borrowings.

At June 30, 2014, $2.39 billion of loans and $2.92 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of June 30, 2014:

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$5,629,346	$5,603,719	$19,237	$2,638	$3,752
Customer repurchase agreements (1)	611,459	611,459	—	—	—
FHLB advances (1)	199,342	—	199,342	—	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	10,088	834	1,274	559	7,421
Operating leases	22,298	5,773	9,506	5,562	1,457
Advertising agreements	3,650	1,050	1,600	1,000	—

Total	$6,501,957	$6,222,835	$230,959	$9,759	$38,404

(1)	Amounts exclude accrued interest.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at June 30, 2014:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$354,958	$277,618	$57,627	$17,358	$2,355
Real estate:
Commercial real estate	58,236	10,674	20,719	21,294	5,549
Construction	51,591	19,454	32,137	—	—
Dairy & livestock and agribusiness (1)	233,277	158,365	74,912	—	—
Consumer and other loans	67,692	7,773	3,760	9,173	46,986

Total Commitment to extend credit	765,754	473,884	189,155	47,825	54,890
Obligations under letters of credit	34,289	28,735	5,304	200	50

Total	$800,043	$502,619	$194,459	$48,025	$54,940

(1)	Total commitments to extend credit to agribusiness were $12.1 million at June 30, 2014.

As of June 30, 2014, we had commitments to extend credit of approximately $765.8 million, and obligations under letters of credit of $34.3 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $9.1 million as of June 30, 2014 and December 31, 2013 included in other liabilities.

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

The Company’s equity capital was $840.8 million at June 30, 2014. This represented an increase of $68.9 million, or 8.92%, from equity capital of $771.9 million at December 31, 2013. The increase during the first six months of 2014 resulted from $54.1 million in net earnings, $33.4 million in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $7.5 million for shares issued pursuant to our stock-based compensation plan, offset by $21.2 million for cash dividends declared on common stock and $4.9 million for stock repurchases.

The Company’s 2013 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 18 of the consolidated financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At June 30, 2014, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first six months of 2014, the Board of Directors of the Company declared a quarterly common stock cash dividend of $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first six months of 2014, we repurchased 344,493 shares of our common stock outstanding. As of June 30, 2014, we had 7,420,678 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2014 and December 31, 2013.

			June 30, 2014		December 31, 2013
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	10.99%	10.88%	11.30%	11.20%
Tier 1 risk-based capital ratio	4.00%	6.00%	17.36%	17.20%	17.83%	17.67%
Total risk-based capital ratio	8.00%	10.00%	18.61%	18.46%	19.09%	18.93%

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first six months of 2014, the loan to deposit ratio averaged 68.08% compared to an average ratio of 71.56% for the same period in 2013. The ratio of loans to deposits and customer repurchases averaged 60.14% for the first six months of 2014 and 64.38% for the same period in 2013.

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

Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Department of Business Oversight Commissioner, the Bank may make a distribution (including a cash dividend) to CVB in an amount not exceeding the greater of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.

Based on the Bank’s last three fiscal years, at June 30, 2014, approximately $52.6 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of June 30, 2014, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $32.3 million for the first six months of 2014, compared to $53.2 million for the same period last year. The decrease in cash provided by operating activities was primarily attributed to an increase in vendor and employee payments and a decrease in service charges and other fees received, partially offset by a decrease in income taxes paid and an increase in interest and dividends received.

Net cash provided by investing activities totaled $37.6 million for the first six months of 2014, compared to $139.8 million for the first six months of 2013. The decrease in cash provided by investing activities was primarily the result of an increase in purchases of investment securities, a decrease in proceeds from repayment and sale of investment securities and the acquisition of ASB, net of cash paid, partially offset by a decrease in loan and lease finance receivables.

Net cash provided by financing activities totaled $239.7 million for the first six months of 2014, compared to net cash used in financing activities of $9.1 million for the same period last year. The cash provided by financing activities during the first six months of 2014 was primarily due to deposits, partially offset by $69.0 million for repayment of other borrowings and a decrease in customer repurchase agreements. The cash used in financing activities during the first six months of 2013 was primarily due to a decrease in deposits and the redemption of $41.2 million of junior subordinated debentures and repayment of $26.0 million of other borrowings.

At June 30, 2014, cash and cash equivalents totaled $404.2 million. This represented an increase of $121.9 million, or 43.19%, from $282.3 million at June 30, 2013 and an increase of $309.5 million, or 326.84%, from $94.7 million at December 31, 2013. Total deposits of $5.62 billion at June 30, 2014 increased $738.7 million, or 15.10%, over total deposits of $4.89 billion at December 31, 2013.

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

Approximately $2.09 billion, or 69%, of the total investment portfolio at June 30, 2014 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2014:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(2.03%)
- 100 basis points	(0.77%)

(1)	Cumulative changes from the base case for a 12-month period.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of June 30, 2014, the Company does not have any litigation reserves.

The Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for loan loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences

Company officers have attended with analysts, brokers, investors or prospective investors. We have fully cooperated with the SEC in its investigation, and we will continue to do so if and to the extent any further information is requested. We cannot predict the timing or outcome of the SEC investigation or if it is still continuing.

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

The plaintiffs’ opening brief was filed on June 7, 2014, and the Company’s reply brief was filed on July 7, 2014. The plaintiff’s rebuttal brief is due on or about August 6, 2014, and the Court of Appeals will schedule oral argument thereafter at a time to be determined, which is not expected to be take place until at least the middle of 2015.

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

On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the federal securities shareholder class action complaint. On July 30, 2013, the Court signed a Minute Order agreeing to the parties’ stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with the pending appeal in the federal class action securities case, subject to brief status conferences every six months or so, with the next status update scheduled for March 25, 2015.

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

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. During the second quarter of 2014, we repurchased 344,493 shares of our common stock outstanding. As of June 30, 2014, we had 7,420,678 shares of our common stock remaining that are eligible for repurchase.

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

Date: August 11, 2014

/s/ Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer