Form 10-Q
period 2014-09-30
CVB FINANCIAL CORP
filed 2014-11-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of common stock of the registrant: 105,824,853 outstanding as of October 30, 2014.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance and results, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory policies, competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations, management hiring and retention and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic and market conditions and events and the impact they may have on us and our customers; our ability to attract and maintain deposits, borrowings and other sources of funding or liquidity; supply of property inventory and renewed fluctuation or deterioration in values of real estate in California or other jurisdictions where we lend, whether involving residential or commercial property; a prolonged slowdown or decline in sales or construction activity; changes in the financial performance and/or condition of our loan and deposit customers or key vendors or counterparties; changes in the levels of performing and nonperforming assets and charge-offs; the cost or effect of acquisitions or divestitures we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, bank or holding company capital levels, securities, employment, executive compensation, insurance, compliance, vendor management and information security) with which we and our subsidiaries must comply; changes in the applicability or costs of deposit insurance; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant legal, regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats, including theft or loss of Company or customer funds, loss of system functionality or access, or theft or loss of Company or customer information; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic diseases; the timely development and acceptance of new banking products and services (including technology-based services and products) and the perceived overall value of these products and services by customers and potential customers; the Company’s relationships with and reliance upon vendors with respect to the operation of certain of the Company key internal or external systems and applications; changes in consumer spending, borrowing and savings preferences or habits; the effects of technological changes, the expanding use of technology in banking (including the adoption of mobile banking applications) and product innovation; the ability to retain or increase market share, retain or grow customers and control expenses; changes in the risk or competitive environment among financial and bank holding companies, banks and other financial service providers; continued volatility in the credit and equity markets and its effects on the general economy or local or regional business conditions; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other national or international accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team and our board of directors; the costs and effects of legal, regulatory and compliance changes or developments; the favorable or unfavorable resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action and derivative action lawsuits filed against us; and the results of regulatory examinations or reviews or other government actions. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$106,002	$88,776
Interest-earning balances due from Federal Reserve	134,054	5,917

Total cash and cash equivalents	240,056	94,693

Interest-earning balances due from depository institutions	18,314	70,000
Investment securities available-for-sale, at fair value (with amortized cost of $3,128,869 at September 30, 2014, and $2,679,727 at December 31, 2013)	3,160,056	2,663,642
Investment securities held-to-maturity	1,598	1,777
Investment in stock of Federal Home Loan Bank (FHLB)	25,338	32,331
Non-covered loans held-for-sale	—	3,667
Loans and lease finance receivables, excluding covered loans	3,573,885	3,385,916
Allowance for loan losses	(59,582)	(75,235)

Net loans and lease finance receivables	3,514,303	3,310,681

Covered loans and lease finance receivables, net	132,351	160,315
Premises and equipment, net	34,609	32,831
Bank owned life insurance	126,369	123,168
Accrued interest receivable	23,459	22,051
Intangibles	3,570	2,261
Goodwill	74,244	55,097
FDIC loss sharing asset	331	4,764
Non-covered other real estate owned	6,225	6,475
Covered other real estate owned	590	504
Income taxes	40,324	59,786
Other assets	21,112	20,924

TOTAL ASSETS	$7,422,849	$6,664,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$3,037,103	$2,562,980
Interest-bearing	2,722,190	2,327,651

Total deposits	5,759,293	4,890,631
Customer repurchase agreements	528,824	643,251
FHLB advances	199,410	199,206
Other borrowings	—	69,000
Accrued interest payable	1,120	1,111
Deferred compensation	10,175	9,449
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	643	3,533
Other liabilities	48,379	51,125

TOTAL LIABILITIES	6,573,618	5,893,080

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 105,796,853 at September 30, 2014 and 105,370,170 at December 31, 2013.	494,323	491,068
Retained earnings	336,820	290,149
Accumulated other comprehensive income, net of tax	18,088	(9,330)

Total stockholders’ equity	849,231	771,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,422,849	$6,664,967

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans and leases, including fees	$45,551	$41,706	$130,591	$124,879
Accretion on acquired covered loans	1,372	2,947	4,546	10,796

Loans, including fees	46,923	44,653	135,137	135,675
Investment securities:
Taxable	12,460	7,102	34,425	19,280
Tax-advantaged	5,227	5,517	15,691	16,569

Total investment income	17,687	12,619	50,116	35,849
Dividends from FHLB stock	518	622	1,648	1,432
Federal funds sold	112	58	363	158
Interest-earning deposits with other institutions	55	122	309	366

Total interest income	65,295	58,074	187,573	173,480

Interest expense:
Deposits	1,228	1,228	3,636	3,627
Borrowings	2,724	2,768	8,283	8,184
Junior subordinated debentures	105	105	315	512

Total interest expense	4,057	4,101	12,234	12,323

Net interest income before provision for loan losses	61,238	53,973	175,339	161,157
Provision for loan losses	(1,000)	(3,750)	(16,100)	(9,950)

Net interest income after provision for loan losses	62,238	57,723	191,439	171,107

Noninterest income:
Service charges on deposit accounts	4,065	4,011	11,798	11,982
Trust and investment services	2,045	2,021	6,103	6,098
Bankcard services	868	920	2,569	2,697
BOLI income	613	497	1,852	1,867
Gain on sale of loans held-for-sale	—	—	5,330	—
Gain on sale of securities, net	—	—	—	2,094
Decrease in FDIC loss sharing asset, net	(479)	(3,248)	(3,653)	(10,715)
Gain (loss) on OREO, net	127	(3)	262	3,129
Other	770	759	2,296	2,245

Total noninterest income	8,009	4,957	26,557	19,397

Noninterest expense:
Salaries and employee benefits	19,366	18,389	57,170	52,777
Occupancy and equipment	4,147	3,641	11,548	10,888
Professional services	2,080	1,316	5,090	4,299
Software licenses and maintenance	1,324	1,077	3,399	3,392
Promotion	1,349	1,105	3,956	3,503
Provision for unfunded loan commitments	(1,250)	500	(1,250)	500
Amortization of intangible assets	466	127	781	1,002
OREO expense	102	21	240	384
Insurance reimbursements	(24)	(4,139)	(42)	(4,139)
Acquisition related expenses	640	—	1,932	—
Other	4,281	3,677	12,138	12,154

Total noninterest expense	32,481	25,714	94,962	84,760

Earnings before income taxes	37,766	36,966	123,034	105,744

Income taxes	13,471	12,727	44,594	35,424

Net earnings	$24,295	$24,239	$78,440	$70,320

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period	$(10,291)	$421	$47,272	$(65,129)
Less: Reclassification adjustment for net gain on securities included in net income	—	—	—	(2,094)

Other comprehensive (loss) income, before tax	(10,291)	421	47,272	(67,223)
Less: Income tax benefit (expense) related to items of other comprehensive (loss) income	4,322	(176)	(19,854)	28,234

Other comprehensive (loss) income, net of tax	(5,969)	245	27,418	(38,989)

Comprehensive income	$18,326	$24,484	$105,858	$31,331

Basic earnings per common share	$0.23	$0.23	$0.74	$0.67
Diluted earnings per common share	$0.23	$0.23	$0.74	$0.67
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.285

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2014 and 2013

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance January 1, 2013	104,890	$484,709	$235,010	$43,251	$762,970
Repurchase of common stock	(36)	(459)			(459)
Exercise of stock options	259	2,651			2,651
Tax benefit from exercise of stock options		215			215
Shares issued pursuant to stock-based compensation plan	97	1,439			1,439
Cash dividends declared on
Common ($0.285 per share)			(29,925)		(29,925)
Net earnings			70,320		70,320
Other comprehensive income				(38,989)	(38,989)

Balance September 30, 2013	105,210	$488,555	$275,405	$4,262	$768,222

Balance January 1, 2014	105,370	$491,068	$290,149	$(9,330)	$771,887
Repurchase of common stock	(377)	(5,383)			(5,383)
Exercise of stock options	498	5,378			5,378
Tax benefit from exercise of stock options		983			983
Shares issued pursuant to stock-based compensation plan	306	2,277			2,277
Cash dividends declared on
Common ($0.30 per share)			(31,769)		(31,769)
Net earnings			78,440		78,440
Other comprehensive income				27,418	27,418

Balance September 30, 2014	105,797	$494,323	$336,820	$18,088	$849,231

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$193,605	$181,608
Service charges and other fees received	22,653	23,103
Interest paid	(12,120)	(12,506)
Net cash paid to vendors and employees	(92,766)	(69,441)
Income taxes paid	(44,000)	(50,200)
(Payments to) proceeds from FDIC loss share agreement	(1,186)	239

Net cash provided by operating activities	66,186	72,803

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB stock	10,413	17,231
Proceeds from maturity of interest-earning balances from depository institutions	62,491	—
Proceeds from sale of investment securities	14,271	99,155
Proceeds from repayment of investment securities	238,495	344,660
Proceeds from maturity of investment securities	63,216	62,175
Purchases of investment securities	(738,882)	(759,609)
Net decrease in loan and lease finance receivables	101,432	13,375
Proceeds from sales of premises and equipment	663	9
Purchase of premises and equipment	(1,668)	(2,080)
Proceeds from sales of other real estate owned	2,588	12,922
Cash acquired on purchase of American Security Bank, net of cash paid	50,038	—

Net cash used in investing activities	(196,943)	(212,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	492,720	147,349
Net decrease in time deposits	(2,433)	(25,850)
Repayment of junior subordinated debentures	—	(41,238)
Net decrease in other borrowings	(69,000)	16,482
Net (decrease) increase in customer repurchase agreements	(114,427)	92,639
Cash dividends on common stock	(31,718)	(19,419)
Repurchase of common stock	(5,383)	(459)
Proceeds from exercise of stock options	5,378	2,651
Tax benefit related to exercise of stock options	983	215

Net cash provided by financing activities	276,120	172,370

NET INCREASE IN CASH AND CASH EQUIVALENTS	145,363	33,011
CASH AND CASH EQUIVALENTS, beginning of period	94,693	98,431

CASH AND CASH EQUIVALENTS, end of period	$240,056	$131 ,442

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$78,440	$70,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of loans held-for-sale	(5,330)	—
Gain on sale of investment securities	—	(2,094)
Loss on sale of premises and equipment, net	68	2
Gain on sale of other real estate owned	(222)	(3,048)
Amortization of capitalized prepayment penalty on borrowings	204	204
Increase in bank owned life insurance	(1,757)	(1,805)
Net amortization of premiums and discounts on investment securities	15,515	20,770
Accretion of SJB discount	(4,546)	(10,796)
Provision for loan losses	(16,100)	(9,950)
Provision for unfunded loan commitments	(1,250)	500
Valuation adjustment on other real estate owned	65	87
Change in FDIC loss share asset	3,653	10,715
(Payments to) proceeds from FDIC loss share agreement	(1,186)	239
Stock-based compensation	2,277	1,439
Depreciation and amortization, net	488	2,029
Change in accrued interest receivable	(684)	495
Change in accrued interest payable	(36)	(387)
Change in other assets and liabilities	(3,413)	(5,917)

Total adjustments	(12,254)	2,483

Net cash provided by operating activities	$66,186	$72,803

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$643	$—
Transfer of loans to other real estate owned	$640	$1,492

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank” or “CBB”) after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”), this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, San Diego County, Madera County, Fresno County, Tulare County and Kern County, California. The Bank operates 40 Business Financial Centers, six Commercial Banking Centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

On May 15, 2014, we announced the completion of our acquisition of American Security Bank (“ASB”), a Newport Beach, CA headquartered regional bank with approximately $433 million in total assets and five branch locations throughout Orange County, San Bernardino County, and Los Angeles County. Our condensed consolidated financial statements for 2014 include ASB operations, post-merger. In the latter half of the third quarter of 2014, we converted the ASB core operating system into the CBB application infrastructure, consolidated two branch locations, and closed two electronic banking vestibules. See Note 4—Business Combinations, included herein.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Loans and Lease Finance Receivables — Non-covered loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees and purchase price discounts. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are unfunded, the related unfunded amounts are not reflected in the accompanying condensed consolidated financial statements.

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

Nonrefundable fees and direct costs associated with the origination or purchase of non-covered loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs and purchase price discounts are recognized in interest income over the loan term using the effective-yield method.

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

In the fourth quarter ended December 31, 2013, the Bank implemented a change in its methodology to calculate the ALLL. Previously, the Bank used an annual three-year look-back period of historical losses, segmented by loan type, with the loss factors updated annually to include the current year’s loss experience in the fourth quarter of each year. External factors that were considered were the improving credit environment and the stabilizing economy. In determining the look-back period, management considered the period used to develop the historical loss rate should be long enough to capture sufficient loss data. We determined that a rolling twenty quarters look-back period was appropriate as of December 31, 2013 because the most recent three-year period provided insufficient data, with very low loss experience, and in some cases recoveries actually exceeded losses within certain loan segments during the three year period. We believe the rolling twenty quarters look-back period is the best indicator of inherent losses within the loan portfolio as many of the economic factors in the early stages of the economic recovery still exist.

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

Goodwill and Intangible Assets — Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Based on the Company’s annual impairment test, there was zero recorded impairment as of September 30, 2014.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Fair Value of Financial Instruments — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and other real estate owned (“OREO”). These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 9 of the unaudited condensed consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

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

At September 30, 2014, the Company had three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Additional information is included in Note 17 – Stock Option Plan and Restricted Stock Awards, of the Company’s 2013 Annual Report on Form 10-K.

Derivative Financial Instruments — All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the condensed consolidated balance sheets at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes, and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, and valuation of deferred tax assets, other intangibles and OREO.

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information, Item 1. “Legal Proceedings,” at September 30, 2014, the Company does not have any litigation reserves, and is not aware of any material pending legal action or complaints asserted against the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40) –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4. BUSINESS COMBINATIONS

American Security Bank Acquisition

On May 15, 2014, the Bank acquired all of the assets and assumed all of the liabilities of ASB for $57.0 million in cash. As a result, ASB was merged with CBB, the principal subsidiary of CVB. The Company believes this transaction serves to further expand its footprint in Southern California. At close, ASB had five branches located in the Southern California communities of: Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also had two electronic branch vestibules in the High Desert area of California and a loan production office in Ontario, California. In the latter half of the third quarter of 2014, two branch locations were consolidated and two electronic banking vestibules were closed. By the end of the third quarter of 2014, the majority of the integration of ASB into CBB was completed. This included personnel decisions, center consolidations and system conversions.

Goodwill of $19.1 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The total fair value of assets acquired approximated $436.4 million, which included $117.8 million in cash and cash due from banks, $44.5 million in investment securities available for sale, $1.9 million in FHLB stock, $242.7 million in loans receivable, $4.8 million in fixed assets, $2.1 million in core deposit intangible assets acquired, $1.6 million in other real estate owned (“OREO”), and $1.8 million in other assets. The total fair value of liabilities assumed was $379.4 million, which included $378.4 million in deposits and $1.0 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of May 15, 2014. The assets acquired and liabilities assumed have been accounted for under the purchase method accounting. The final purchase price allocation will be completed in the fourth quarter of 2014.

We have included the financial results of the business combination in the condensed consolidated statement of income beginning on the acquisition date.

For the three and nine months ended September 30, 2014, the Company incurred non-recurring merger related expenses associated with the ASB acquisition of $640,000 and $1.9 million, respectively.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$342,560	$2	$(13,363)	$329,199	10.42%
Residential mortgage-backed securities	1,901,645	22,056	(7,950)	1,915,751	60.62%
CMOs / REMICs - residential	315,298	7,300	(643)	321,955	10.19%
Municipal bonds	564,366	24,583	(936)	588,013	18.61%
Other securities	5,000	138	—	5,138	0.16%

Total	$3,128,869	$54,079	$(22,892)	$3,160,056	100.00%

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$350,378	$22	$(23,875)	$326,525	12.26%
Residential mortgage-backed securities	1,391,631	13,100	(24,788)	1,379,943	51.81%
CMOs / REMICs - residential	361,573	6,576	(1,974)	366,175	13.75%
Municipal bonds	571,145	18,839	(3,893)	586,091	22.00%
Other securities	5,000	—	(92)	4,908	0.18%

Total	$2,679,727	$38,537	$(54,622)	$2,663,642	100.00%

Approximately 81% of the available-for-sale portfolio at September 30, 2014 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2014 and December 31, 2013. The Bank has $388,000 in CMOs/REMICs backed by whole loans issued by private-label companies (nongovernment sponsored).

During the first quarter of 2013, management identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing deterioration in yield. These securities were sold, and the Company recognized a net pre-tax gain on sale of $2.1 million for the nine months ended September 30, 2013. There were no realized gains or losses for the three and nine months ended September 30, 2014.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	September 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$17,979	$37	$306,211	$13,326	$324,190	$13,363
Residential mortgage-backed securities	399,364	677	309,465	7,273	708,829	7,950
CMOs / REMICs - residential	28,420	76	42,092	567	70,512	643
Municipal bonds	6,409	53	35,731	883	42,140	936
Other securities	—	—	—	—	—	—

Total	$452,172	$843	$693,499	$22,049	$1,145,671	$22,892

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMOs / REMICs - residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

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

As of September 30, 2014, the unrealized loss on this security was zero and the current fair value on the security was 79.27% of the current par value. This Alt-A bond, with a book value of $1.6 million as of September 30, 2014, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of September 30, 2014. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the three and nine months ended September 30, 2014 and 2013.

Government Agency & Government-Sponsored Enterprise— The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of September 30, 2014, approximately $137.2 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMOs/REMICs— Almost all of the Company’s available-for-sale mortgage-backed and CMOs/REMICs securities are issued by government agencies or government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.2 years. Of the total MBS/CMO, 99.98% have the implied guarantee of U.S. government-sponsored agencies and enterprises. The remaining 0.02% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds—The majority of the Company’s municipal bonds are insured by the largest bond insurance companies with maturities of approximately 8.6 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is attributable to the changes in interest rates and not credit quality. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments are not considered other than temporarily impaired at September 30, 2014.

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

At September 30, 2014 and December 31, 2013, investment securities having a carrying value of approximately $3.13 billion and $2.60 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMOs/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMOs/REMICs are included in maturity categories based upon estimated prepayment speeds.

	September 30, 2014
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$130,897	$133,756	3.51%
Due after one year through five years	2,116,400	2,156,397	2.48%
Due after five years through ten years	796,615	782,833	2.20%
Due after ten years	84,957	87,070	2.72%

Total	$3,128,869	$3,160,056	2.46%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2014.

6. COVERED ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired SJB and entered into loss sharing agreements with the FDIC that is more fully discussed in Note 3—Summary of Significant Accounting Policies, included herein. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain is the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

At September 30, 2014, the remaining discount associated with the SJB loans approximated $8.2 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $5.7 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4.2 years and 0.5 years, respectively. Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased. The FDIC loss sharing asset of $331,000 at September 30, 2014 was reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life, which expires in October of 2014 for commercial loans. Refer to Note 3—Summary of Significant Accounting Policies for a more detailed discussion concerning the FDIC loss sharing agreement.

The following table provides a summary of the components of covered loan and lease finance receivables:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$16,877	$20,461
Real estate:
Commercial real estate	116,854	141,141
Construction	—	644
SFR mortgage	211	313
Dairy & livestock and agribusiness	3,270	6,000
Municipal lease finance receivables	—	—
Consumer and other loans	3,392	4,545

Gross covered loans	140,604	173,104
Less: Purchase accounting discount	(8,253)	(12,789)

Gross covered loans, net of discount	132,351	160,315
Less: Allowance for covered loan losses	—	—

Net covered loans	$132,351	$160,315

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

The following table summarizes covered loans by internal risk ratings:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Pass	$26,503	$38,961
Watch list	79,635	74,369
Special mention	6,542	15,492
Substandard	27,924	44,241
Doubtful & loss	—	41

Total covered gross loans	$140,604	$173,104

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for covered loans. The ALLL for covered loans is determined separately from non-covered loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully discussed in Note 3—Summary of Significant Accounting Policies. As of September 30, 2014 and December 31, 2013, the Company had zero allowance for loan losses recorded for covered loans.

7. NON-COVERED LOAN AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following tables provide a summary of the components of loan and lease finance receivables:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$513,644	$512,792
Real estate:
Commercial real estate	2,465,915	2,207,515
Construction	67,229	47,109
SFR mortgage	193,205	189,233
Dairy & livestock and agribusiness	192,930	294,292
Municipal lease finance receivables	80,013	89,106
Consumer and other loans	69,811	55,103

Gross non-covered loans	3,582,747	3,395,150
Less: Deferred loan fees, net	(8,862)	(9,234)

Gross loans, net of deferred loan fees	3,573,885	3,385,916
Less: Allowance for non-covered loan losses	(59,582)	(75,235)

Net non-covered loans	$3,514,303	$3,310,681

As of September 30, 2014, 68.83% of the total non-covered loan portfolio consisted of commercial real estate loans and 1.88% of the total non-covered loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At September 30, 2014, the Company held approximately $1.75 billion of non-covered fixed rate loans.

At September 30, 2014 and December 31, 2013, loans totaling $2.61 billion and $2.31 billion, respectively, were pledged to secure borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

Non-Covered Loans Held-for-Sale

The following table provides a summary of the activity related to non-covered loans held-for-sale for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
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

The following tables summarize our internal risk grouping by loan class as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss (1)	Total
	(Dollars in thousands)
Commercial and industrial	$306,627	$125,212	$63,569	$16,539	$1,697	$513,644
Real estate:
Commercial real estate
Owner occupied	529,273	161,659	65,056	25,426	—	781,414
Non-owner occupied	1,305,708	254,429	76,113	48,251	—	1,684,501
Construction
Speculative	23,230	2,872	—	17,318	—	43,420
Non-speculative	11,230	3,476	2	9,101	—	23,809
SFR mortgage	160,920	20,459	2,455	9,371	—	193,205
Dairy & livestock and agribusiness	70,125	90,136	16,240	14,966	1,463	192,930
Municipal lease finance receivables	36,609	23,091	20,313	—	—	80,013
Consumer and other loans	56,971	6,860	2,959	2,825	196	69,811

Total non-covered gross loans	$2,500,693	$688,194	$246,707	$143,797	$3,356	$3,582,747

(1)	There were no loans classified as loss as of September 30, 2014.

	December 31, 2013
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss (1)	Total
	(Dollars in thousands)
Commercial and industrial	$312,927	$128,068	$53,417	$17,950	$430	$512,792
Real estate:
Commercial real estate
Owner occupied	449,853	147,165	74,999	57,934	—	729,951
Non-owner occupied	1,104,065	242,431	81,088	49,980	—	1,477,564
Construction
Speculative	8,611	21	1,529	17,617	—	27,778
Non-speculative	6,940	3,190	—	9,201	—	19,331
SFR mortgage	152,500	20,485	3,302	12,946	—	189,233
Dairy & livestock and agribusiness	43,588	86,580	92,514	69,005	2,605	294,292
Municipal lease finance receivables	43,445	18,338	20,893	6,430	—	89,106
Consumer and other loans	43,225	6,938	3,449	1,491	—	55,103

Total non-covered gross loans	$2,165,154	$653,216	$331,191	$242,554	$3,035	$3,395,150

(1)	There were no loans classified as loss as of December 31, 2013.

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

Management believes that the ALLL was appropriate at September 30, 2014 and December 31, 2013. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for non-covered held-for-investment loans by portfolio segment for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014
	Ending Balance June 30, 2014	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance September 30, 2014
	(Dollars in thousands)
Commercial and industrial	$8,402	$(2)	$187	$97	$8,684
Real estate:
Commercial real estate	35,918	—	2	(286)	35,634
Construction	605	—	37	148	790
SFR mortgage	2,214	—	188	(97)	2,305
Dairy & livestock and agribusiness	5,428	(1,061)	151	(241)	4,277
Municipal lease finance receivables	1,464	—	—	4	1,468
Consumer and other loans	930	(7)	113	(169)	867
Covered loans	—	—	—	—	—
Unallocated	6,013	—	—	(456)	5,557

Total allowance for loan losses	$60,974	$(1,070)	$678	$(1,000)	$59,582

	For the Three Months Ended September 30, 2013
	Ending Balance June 30, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance September 30, 2013
	(Dollars in thousands)
Commercial and industrial	$12,586	$(1,235)	$315	$(1,022)	$10,644
Real estate:
Commercial real estate	44,392	—	34	(1,007)	43,419
Construction	1,172	—	15	412	1,599
SFR mortgage	3,715	(110)	—	(144)	3,461
Dairy & livestock and agribusiness	14,225	—	14	(2,152)	12,087
Municipal lease finance receivables	2,369	—	—	69	2,438
Consumer and other loans	1,052	(39)	12	25	1,050
Unallocated	5,946	—	—	69	6,015

Total allowance for loan losses	$85,457	$(1,384)	$390	$(3,750)	$80,713

	For the Nine Months Ended September 30, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance September 30, 2014
	(Dollars in thousands)
Commercial and industrial	$10,834	$(516)	$748	$(2,382)	$8,684
Real estate:
Commercial real estate	39,402	(352)	140	(3,556)	35,634
Construction	1,305	—	834	(1,349)	790
SFR mortgage	2,718	—	188	(601)	2,305
Dairy & livestock and agribusiness	11,728	(1,061)	393	(6,783)	4,277
Municipal lease finance receivables	2,335	—	—	(867)	1,468
Consumer and other loans	960	(26)	139	(206)	867
Covered loans	—	(40)	—	40	—
Unallocated	5,953	—	—	(396)	5,557

Total allowance for loan losses	$75,235	$(1,995)	$2,442	$(16,100)	$59,582

	For the Nine Months Ended September 30, 2013
	Ending Balance December 31, 2012	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance September 30, 2013
	(Dollars in thousands)
Commercial and industrial	$11,652	$(2,339)	$523	$808	$10,644
Real estate:
Commercial real estate	47,457	—	100	(4,138)	43,419
Construction	2,291	—	83	(775)	1,599
SFR mortgage	3,448	(252)	133	132	3,461
Dairy & livestock and agribusiness	18,696	—	42	(6,651)	12,087
Municipal lease finance receivables	1,588	—	—	850	2,438
Consumer and other loans	1,170	(108)	40	(52)	1,050
Unallocated	6,139	—	—	(124)	6,015

Total allowance for loan losses	$92,441	$(2,699)	$921	$(9,950)	$80,713

The following tables present the recorded investment in non-covered loans held-for-investment, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses as of September 30, 2014 and 2013:

	September 30, 2014
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$7,709	$505,935	$711	$7,954
Real estate:
Commercial real estate	31,375	2,434,540	—	35,633
Construction	26,419	40,810	—	790
SFR mortgage	7,755	185,450	39	2,266
Dairy & livestock and agribusiness	18,939	173,991	—	4,278
Municipal lease finance receivables	—	80,013	—	1,468
Consumer and other loans	461	69,350	4	882
Unallocated	—	—	—	5,557

Total	$92,658	$3,490,089	$754	$58,828

	September 30, 2013
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$4,983	$505,583	$387	$10,257
Real estate:
Commercial real estate	38,999	2,087,416	1	43,418
Construction	27,239	20,409	144	1,455
SFR mortgage	12,805	179,325	290	3,171
Dairy & livestock and agribusiness	24,494	237,144	2,658	9,429
Municipal lease finance receivables	—	99,188	—	2,438
Consumer and other loans	159	52,727	5	1,045
Unallocated	—	—	—	6,015

Total	$108,679	$3,181,792	$3,485	$77,228

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

The following tables present the recorded investment in, and the aging of, non-covered past due and nonaccrual loans and loans past due by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$673	$—	$673	$6,666	$506,305	$513,644
Real estate:
Commercial real estate
Owner occupied	—	—	—	4,034	777,380	781,414
Non-owner occupied	—	—	—	10,761	1,673,740	1,684,501
Construction
Speculative	—	—	—	9,666	33,754	43,420
Non-speculative	—	—	—	—	23,809	23,809
SFR mortgage	—	—	—	3,999	189,206	193,205
Dairy & livestock and agribusiness	—	—	—	1,463	191,467	192,930
Municipal lease finance receivables	—	—	—	—	80,013	80,013
Consumer and other loans	15	—	15	461	69,335	69,811

Total non-covered gross loans	$688	$—	$688	$37,050	$3,545,009	$3,582,747

(1)	As of September 30, 2014, $22.7 million of nonaccrual loans were current according to original or restructured terms, $3.2 million were 30-59 days past due, $13,000 were 60-89 days past due, and $11.2 million were 90+ days past due.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$900	$93	$993	$3,861	$507,938	$512,792
Real estate:
Commercial real estate
Owner occupied	220	—	220	4,105	725,626	729,951
Non-owner occupied	303	—	303	8,305	1,468,956	1,477,564
Construction
Speculative	—	—	—	9,966	17,812	27,778
Non-speculative	—	—	—	—	19,331	19,331
SFR mortgage	773	935	1,708	7,577	179,948	189,233
Dairy & livestock and agribusiness	—	—	—	5,739	288,553	294,292
Municipal lease finance receivables	—	—	—	—	89,106	89,106
Consumer and other loans	75	—	75	401	54,627	55,103

Total non-covered gross loans	$2,271	$1,028	$3,299	$39,954	$3,351,897	$3,395,150

(1)	As of December 31, 2013, $23.9 million of nonaccruing loans were current according to original or restructured terms, $473,000 were 30-59 days past due, $854,000 were 60-89 days past due, and $14.7 million were 90+ days past due.

Non-Covered Impaired Loans

At September 30, 2014, the Company had non-covered impaired loans of $92.7 million. Of this amount, there were $14.8 million of nonaccrual commercial real estate loans, $9.7 million in nonaccrual commercial construction loans, $4.0 million of nonaccrual SFR mortgage loans, $6.7 million of nonaccrual commercial and industrial loans, $1.5 million of nonaccrual dairy & livestock and agribusiness loans and $461,000 of nonaccrual consumer and other loans. These non-covered impaired loans included $78.2 million of loans whose terms were modified in a troubled debt restructuring, of which $22.6 million were classified as nonaccrual. The remaining balance of $55.6 million consisted of 39 loans performing according to the restructured terms. The impaired loans had a specific allowance of $754,000 at September 30, 2014. At December 31, 2013, the Company had classified as impaired, non-covered loans with a balance of $106.9 million with a related allowance of $3.2 million.

The following tables present information for held-for-investment loans, individually evaluated for impairment by class of loans, as of and for the periods indicated below:

	As of and For the Nine Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$6,096	$7,861	$—	$5,849	$44
Real estate:
Commercial real estate
Owner occupied	8,742	9,896	—	9,025	238
Non-owner occupied	22,633	29,545	—	23,252	541
Construction
Speculative	17,318	18,407	—	17,440	232
Non-speculative	9,101	9,101	—	9,145	463
SFR mortgage	7,285	9,685	—	7,934	82
Dairy & livestock and agribusiness	18,939	20,698	—	21,205	819
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	450	876	—	455	—

Total	90,564	106,069	—	94,305	2,419

With a related allowance recorded:
Commercial and industrial	1,613	1,951	711	1,626	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	470	484	39	476	—
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	11	15	4	12	—

Total	2,094	2,450	754	2,114	—

Total non-covered impaired loans	$92,658	$108,519	$754	$96,419	$2,419

	As of and For the Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,595	$6,020	$—	$5,131	$161
Real estate:
Commercial real estate
Owner occupied	13,361	14,412	—	13,635	494
Non-owner occupied	25,631	36,851	—	26,838	553
Construction
Speculative	10,369	10,956	—	10,522	—
Non-speculative	9,219	9,219	—	9,219	428
SFR mortgage	10,156	11,838	—	9,487	75
Dairy & livestock and agribusiness	17,553	18,515	—	19,308	445
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	142	214	—	149	—

Total	91,026	108,025	—	94,289	2,156

With a related allowance recorded:
Commercial and industrial	388	408	387	417	—
Real estate:
Commercial real estate
Owner occupied	7	9	1	11	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	7,651	7,651	144	7,651	232
Non-speculative	—	—	—	—	—
SFR mortgage	2,649	2,764	290	2,636	5
Dairy & livestock and agribusiness	6,941	7,654	2,658	7,571	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	17	19	5	19	—

Total	17,653	18,505	3,485	18,305	237

Total non-covered impaired loans	$108,679	$126,530	$3,485	$112,594	$2,393

	As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,668	$5,927	$—
Real estate:
Commercial real estate
Owner occupied	13,041	14,133	—
Non-owner occupied	20,399	26,155	—
Construction
Speculative	17,617	18,408	—
Non-speculative	9,201	9,201	—
SFR mortgage	10,919	12,516	—
Dairy & livestock and agribusiness	17,702	17,702	—
Municipal lease finance receivables	—	—	—
Consumer and other loans	385	445	—

Total	93,932	104,487	—

With a related allowance recorded:
Commercial and industrial	365	379	365
Real estate:
Commercial real estate
Owner occupied	—	—	—
Non-owner occupied	—	—	—
Construction
Speculative	—	—	—
Non-speculative	—	—	—
SFR mortgage	486	489	103
Dairy & livestock and agribusiness	12,110	12,783	2,702
Municipal lease finance receivables	—	—	—
Consumer and other loans	16	19	4

Total	12,977	13,670	3,174

Total non-covered impaired loans	$106,909	$118,157	$3,174

The Company recognizes the charge-off of impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of September 30, 2014 and December 31, 2013 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

As of September 30, 2014 and December 31, 2013, impaired construction speculative loans included one nonaccruing loan that represents the Company’s only participating interest in a loan classified under the Shared National Credit program. The outstanding balance of this loan was $9.7 million as of September 30, 2014 and $10.0 million at December 31, 2013.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded a reduction in our reserve for unfunded loan commitments of $1.3 million for the three and nine months ended September 30, 2014, compared with a provision for unfunded loan commitments of $500,000 for the same period in 2013. At September 30, 2014 and December 31, 2013, the balance of the reserve was $7.8 million and $9.1 million, respectively, and was included in other liabilities.

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

As of September 30, 2014, there were $78.2 million of loans classified as TDR, of which $22.6 million were nonperforming and $55.6 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2014, performing TDRs were comprised of 10 commercial real estate loans of $16.6 million, two construction loans of $16.7 million, 10 dairy & livestock loans of $17.5 million, 11 SFR mortgage loans of $3.8 million, and six commercial and industrial loans of $1.0 million. There were no loans removed from TDR classification during the three and nine months ended September 30, 2014 and 2013.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $389,000 and $2.7 million of specific allowance to TDRs as of September 30, 2014 and December 31, 2013, respectively.

The following tables provide a summary of the activity related to TDRs for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Performing TDRs:
Beginning balance	$61,878	$61,566	$66,955	$50,392
New modifications	—	—	41	21,364
Payoffs and payments, net	(6,270)	(2,481)	(11,388)	(13,820)
TDRs returned to accrual status	—	110	—	1,259
TDRs placed on nonaccrual status	—	—	—	—

Ending balance	$55,608	$59,195	$55,608	$59,195

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$27,397	$26,497	$25,119	$31,309
New modifications (1)	—	3,676	4,187	3,804
Charge-offs	(1,061)	(68)	(1,061)	(68)
Payoffs and payments, net	(3,730)	(1,950)	(5,639)	(5,741)
TDRs returned to accrual status	—	(110)	—	(1,259)
TDRs placed on nonaccrual status	—	—	—	—

Ending balance	$22,606	$28,045	$22,606	$28,045

(1)	New modifications for the nine months ended September 30, 2014 represent TDRs acquired from ASB.

The following tables summarize loans modified as troubled debt restructurings during the three and nine months ended September 30, 2014 and 2013:

Modifications (1)

For the Three Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2014	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	—	—	—	—	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—

Total non-covered loans	—	$—	$—	$—	$—

	For the Three Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	34	34	34	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	3,642	3,642	3,556	—

Total non-covered loans	3	$3,676	$3,676	$3,590	$—

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

For the Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2014	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction (3)	2	$368	$368	$337	$—
Change in amortization period or maturity	—	—	—	—	—
Real estate:	—	—	—	—	—
Commercial real estate:	—	—	—	—	—
Owner occupied	—	—	—	—	—
Interest rate reduction (3)	1	199	199	187	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Interest rate reduction (3)	3	3,573	3,573	3,469	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Dairy & livestock and agribusiness:	—	—	—	—	—
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—

Total non-covered loans	6	$4,140	$4,140	$3,993	$—

	For the Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	4	265	265	223	122
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	168	168	143	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	7	18,848	18,848	16,068	—

Total non-covered loans	12	$19,281	$19,281	$16,434	$122

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
(3)	New modifications for the nine months ended September 30, 2014 represent TDRs acquired from ASB.

As of September 30, 2014, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2014.

8. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2014, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 222,000 and 199,000 shares, respectively. For both the three and nine months ended September 30, 2013, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 688,000 and 1.2 million shares, respectively.

The table below summarizes earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$24,295	$24,239	$78,440	$70,320
Less: Net earnings allocated to restricted stock	134	74	409	218

Net earnings allocated to common shareholders	$24,161	$24,165	$78,031	$70,102

Weighted average shares outstanding	104,875	104,766	105,218	104,657
Earnings per common share	$0.23	$0.23	$0.74	$0.67

Diluted earnings per common share:
Net income allocated to common shareholders	$24,161	$24,165	$78,031	$70,102

Weighted average shares outstanding	104,875	104,766	105,218	104,657
Incremental shares from assumed exercise of outstanding options	531	451	542	330

Diluted weighted average shares outstanding	105,406	105,217	105,760	104,987
Diluted earnings per common share	$0.23	$0.23	$0.74	$0.67

9. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2014. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurement during the nine months ended September 30, 2014 and 2013.

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

Non-Covered Loans — The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees, purchase price discounts and the allocable portion of the allowance for loan losses.

The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ specific credit risks since the origination or purchase of such loans. Rather, the allocable portion of the allowance for loan losses and the purchase price discounts are considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily the value which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Carrying Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$329,199	$—	$329,199	$—
Residential mortgage-backed securities	1,915,751	—	1,915,751	—
CMOs / REMICs - residential	321,955	—	321,955	—
Municipal bonds	588,013	—	588,013	—
Other securities	5,138	—	5,138	—

Total investment securities - AFS	3,160,056	—	3,160,056	—
Interest rate swaps	9,317	—	9,317	—

Total assets	$3,169,373	$—	$3,169,373	$—

Description of liability
Interest rate swaps	$9,317	$—	$9,317	$—

Total liabilities	$9,317	$—	$9,317	$—

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$326,525	$—	$326,525	$—
Residential mortgage-backed securities	1,379,943	—	1,379,943	—
CMOs / REMICs - residential	366,175	—	366,175	—
Municipal bonds	586,091	—	586,091	—
Other securities	4,908	—	4,908	—

Total investment securities - AFS	2,663,642	—	2,663,642	—
Interest rate swaps	10,846	—	10,846	—

Total assets	$2,674,488	$—	$2,674,488	$—

Description of liability
Interest rate swaps	$10,846	$—	$10,846	$—

Total liabilities	$10,846	$—	$10,846	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at September 30, 2014 and December 31, 2013, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments that experienced losses during the period.

	Carrying Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2014
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered:
Commercial and industrial	$2,998	$—	$—	$2,998	$911
Real estate:
Commercial real estate	1,518	—	—	1,518	117
Dairy & livestock and agribusiness	1,463	—	—	1,463	1,061
Consumer and other loans	16	—	—	16	5
Other real estate owned:
Covered	275	—	—	275	65

Total assets	$6,270	$—	$—	$6,270	$2,159

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2013
	(Dollars in thousands)
Description of assets
Impaired loans-non-covered:
Commercial and industrial	$529	$—	$—	$529	$627
Real estate:
Commercial real estate	—	—	—	—	—
Dairy & livestock and agribusiness	11,899	—	—	11,899	2,096
Consumer and other loans	2	—	—	2	2
Other real estate owned:
Covered	504	—	—	504	434

Total assets	$12,934	$—	$—	$12,934	$3,159

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2014 and December 31, 2013, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$240,056	$240,056	$—	$—	$240,056
Interest-earning balances due from depository institutions	18,314	—	18,314	—	18,314
FHLB stock	25,338	—	25,338	—	25,338
Investment securities available-for-sale	3,160,056	—	3,160,056	—	3,160,056
Investment securities held-to-maturity	1,598	—	—	2,194	2,194
Non-covered loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for loan losses	3,646,654	—	—	3,680,071	3,680,071
Accrued interest receivable	23,459	—	23,459	—	23,459
Swaps	9,317	—	9,317	—	9,317
Liabilities
Deposits:
Noninterest-bearing	$3,037,103	$3,037,103	$—	$—	$3,037,103
Interest-bearing	2,722,190	—	2,723,117	—	2,723,117
Borrowings	728,234	—	743,372	—	743,372
Junior subordinated debentures	25,774	—	25,993	—	25,993
Accrued interest payable	1,120	—	1,120	—	1,120
Swaps	9,317	—	9,317	—	9,317

	December 31, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$94,693	$94,693	$—	$—	$94,693
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	32,331	—	32,331	—	32,331
Investment securities available-for-sale	2,663,642	—	2,663,642	—	2,663,642
Investment securities held-to-maturity	1,777	—	—	2,296	2,296
Non-covered loans held-for-sale	3,667	—	—	8,897	8,897
Total loans, net of allowance for loan losses	3,470,996	—	—	3,527,725	3,527,725
Accrued interest receivable	22,051	—	22,051	—	22,051
Swaps	10,846	—	10,846	—	10,846
Liabilities
Deposits:
Noninterest-bearing	$2,562,980	$2,562,980	$—	$—	$2,562,980
Interest-bearing	2,327,651	—	2,328,488	—	2,328,488
Borrowings	911,457	—	932,408	—	932,408
Junior subordinated debentures	25,774	—	25,819	—	25,819
Accrued interest payable	1,111	—	1,111	—	1,111
Swaps	10,846	—	10,846	—	10,846

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10. BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 40 Business Financial Centers and six Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Three Months Ended September 30, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$36,723	$18,397	$10,175	$—	$65,295
Credit for funds provided (1)	8,190	—	12,037	(20,227)	—

Total interest income	44,913	18,397	22,212	(20,227)	65,295

Interest expense	1,637	2,415	5	—	4,057
Charge for funds used (1)	1,490	14,374	4,363	(20,227)	—

Total interest expense	3,127	16,789	4,368	(20,227)	4,057

Net interest income	41,786	1,608	17,844	—	61,238
Provision for loan losses	—	—	(1,000)	—	(1,000)

Net interest income after provision for loan losses	41,786	1,608	18,844	—	62,238

Noninterest income	5,288	—	2,721	—	8,009
Noninterest expense	12,373	186	19,922	—	32,481

Segment pre-tax profit	$34,701	$1,422	$1,643	$—	$37,766

Segment assets as of September 30, 2014	$6,089,389	$3,431,467	$789,656	$(2,887,663)	$7,422,849

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Three Months Ended September 30, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$36,024	$13,443	$8,607	$—	$58,074
Credit for funds provided (1)	6,782	—	10,667	(17,449)	—

Total interest income	42,806	13,443	19,274	(17,449)	58,074

Interest expense	1,551	2,435	115	—	4,101
Charge for funds used (1)	919	11,595	4,935	(17,449)	—

Total interest expense	2,470	14,030	5,050	(17,449)	4,101

Net interest income	40,336	(587)	14,224	—	53,973
Provision for loan losses	—	—	(3,750)	—	(3,750)

Net interest income after provision for loan losses	40,336	(587)	17,974	—	57,723

Noninterest income	5,306	—	(349)	—	4,957
Noninterest expense	11,514	178	14,022	—	25,714

Segment pre-tax profit (loss)	$34,128	$(765)	$3,603	$—	$36,966

Segment assets as of September 30, 2013	$5,305,357	$2,855,964	$732,999	$(2,337,037)	$6,557,283

(1) Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Nine Months Ended September 30, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$105,212	$52,504	$29,857	$—	$187,573
Credit for funds provided (1)	22,924	—	34,914	(57,838)	—

Total interest income	128,136	52,504	64,771	(57,838)	187,573

Interest expense	4,835	7,178	221	—	12,234
Charge for funds used (1)	3,817	40,607	13,414	(57,838)	—

Total interest expense	8,652	47,785	13,635	(57,838)	12,234

Net interest income	119,484	4,719	51,136	—	175,339
Provision for loan losses	—	—	(16,100)	—	(16,100)

Net interest income after provision for loan losses	119,484	4,719	67,236	—	191,439

Noninterest income	15,232	—	11,325	—	26,557
Noninterest expense	35,723	564	58,675	—	94,962

Segment pre-tax profit	$98,993	$4,155	$19,886	$—	$123,034

Segment assets as of September 30, 2014	$6,089,389	$3,431,467	$789,656	$(2,887,663)	$7,422,849

(1) Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Nine Months Ended September 30, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$106,660	$37,872	$28,948	$—	$173,480
Credit for funds provided (1)	19,603	—	31,052	(50,655)	—

Total interest income	126,263	37,872	60,000	(50,655)	173,480

Interest expense	4,495	7,270	558	—	12,323
Charge for funds used (1)	3,025	32,973	14,657	(50,655)	—

Total interest expense	7,520	40,243	15,215	(50,655)	12,323

Net interest income	118,743	(2,371)	44,785	—	161,157
Provision for loan losses	—	—	(9,950)	—	(9,950)

Net interest income after provision for loan losses	118,743	(2,371)	54,735	—	171,107

Noninterest income	15,889	2,094	1,414	—	19,397
Noninterest expense	34,410	539	49,811	—	84,760

Segment pre-tax profit	$100,222	$(816)	$6,338	$—	$105,744

Segment assets as of September 30, 2013	$5,305,357	$2,855,964	$732,999	$(2,337,037)	$6,557,283

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2014, the Bank has entered into 77 interest-rate swap agreements with customers, all of which also involve a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans, and at the same time, the Bank enters into a swap with the counterparty bank to allow the Bank to pass on the interest-rate risk associated with fixed rate loans. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. Our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. None of our derivative assets and liabilities are offset in the balance sheet.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2014 and December 31, 2013, the total notional amount of the Company’s swaps was $200.5 million, and $221.5 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below:

	September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,317	Other liabilities	$9,317

Total derivatives		$9,317		$9,317

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,846	Other liabilities	$10,846

Total derivatives		$10,846		$10,846

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

There was no gain recognized in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2014 and 2013.

12. OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of other comprehensive income (“OCI”) for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(10,291)	$(4,322)	$(5,969)

Net change	$(10,291)	$(4,322)	$(5,969)

	For the Three Months Ended September 30, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$421	$176	$245

Net change	$421	$176	$245

	For the Nine Months Ended September 30, 2014
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$47,272	$19,854	$27,418

Net change	$47,272	$19,854	$27,418

	For the Nine Months Ended September 30, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(65,129)	$(27,355)	$(37,774)
Net realized gains reclassified into earnings (1)	(2,094)	(879)	(1,215)

Net change	$(67,223)	$(28,234)	$(38,989)

(1)	Net realized gains are included in noninterest income in the unaudited condensed consolidated statements of earnings and comprehensive income for the nine months ended September 30, 2013.

The following table provides a summary of the change in accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013:

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2014	$(9,330)
Net change in fair value recorded in accumulated OCI	27,418
Net realized losses reclassified into earnings	—

Balance, September 30, 2014	$18,088

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2013	$43,251
Net change in fair value recorded in accumulated OCI	(37,774)
Net realized gains reclassified into earnings	(1,215)

Balance, September 30, 2013	$4,262

13. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to the counterparty bank continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults. In November 2006, we began offering a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells certain of our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the condensed consolidated balances.

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
September 30, 2014
Financial assets:
Derivatives not designated as hedging instruments	$9,317	$—	$—	$9,317	$—	$9,317

Total	$9,317	$—	$—	$9,317	$—	$9,317

Financial liabilities:
Derivatives not designated as hedging instruments	$9,888	$(571)	$9,317	$571	$(16,671)	$(6,783)
Repurchase agreements	528,824	—	528,824	—	(650,185)	(121,361)

Total	$538,712	$(571)	$538,141	$571	$(666,856)	$(128,144)

December 31, 2013
Financial assets:
Derivatives not designated as hedging instruments	$10,846	$—	$—	$10,846	$—	$10,846

Total	$10,846	$—	$—	$10,846	$—	$10,846

Financial liabilities:
Derivatives not designated as hedging instruments	$12,908	$(2,062)	$10,846	$2,062	$(16,179)	$(3,271)
Repurchase agreements	643,251	—	643,251	—	(649,385)	(6,134)

Total	$656,159	$(2,062)	$654,097	$2,062	$(665,564)	$(9,405)

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

Our significant accounting policies are described in greater detail in our 2013 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contained herein, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the third quarter of 2014, we reported net income of $24.3 million, compared with $24.2 million for the third quarter of 2013. Diluted earnings per share were $0.23 per share for the third quarter of 2014, compared to $0.23 for the same period of 2013.

At September 30, 2014, total assets were $7.42 billion. This represents an increase of $757.9 million, or 11.37%, from total assets of $6.66 billion at December 31, 2013. Earning assets of $7.05 billion at September 30, 2014 increased $722.0 million, or 11.42%, when compared with $6.32 billion at December 31, 2013. The increase in earning assets during the first nine months of 2014 was primarily due to a $496.2 million increase in investment securities, a $156.3 million increase in total loans, net of deferred fees and discounts, and a $128.1 million increase in interest-earning deposits with the Federal Reserve Bank. This was partially offset by a $51.7 million decrease in interest-earning deposits with other institutions.

Investment securities totaled $3.16 billion at September 30, 2014, an increase of $496.2 million from $2.67 billion at December 31, 2013. As of September 30, 2014, we had a pre-tax unrealized net gain of $31.2 million on our overall investment securities portfolio, compared to a pre-tax unrealized net loss of $16.1 million at December 31, 2013. During the third quarter of 2014, we purchased $253.8 million of MBS with an average yield of 2.09%. Our new purchases of MBS have an average duration of approximately four years. We also purchased $7.7 million in municipal securities with an average tax-equivalent (TE) yield of 3.79%.

Total loans and leases, net of deferred fees and discount on covered loans, totaled $3.71 billion at September 30, 2014. This was an increase of $156.3 million, or 4.40%, from December 31, 2013 and an increase of $85.3 million, or 2.36%, from June 30, 2014. Quarter-over-quarter, non-covered loans increased by $91.6 million, and covered loans decreased by $6.3 million. The $91.6 million quarter-over-quarter increase in non-covered loans was primarily due to increases of $65.1 million in commercial real estate loans, $12.9 million in dairy & livestock and agribusiness loans, $7.8 million in construction loans, and $6.3 million in SFR mortgage loans.

Noninterest-bearing deposits were $3.04 billion at September 30, 2014, an increase of $474.1 million, or 18.50%, compared to $2.56 billion at December 31, 2013 and a quarter-over-quarter increase of $75.0 million, or 2.53%. At September 30, 2014, noninterest-bearing deposits were 52.73% of total deposits, compared to 52.41% at December 31, 2013 and 51.85% at September 30, 2013. Our average cost of total deposits for the quarter ended September 30, 2014 was 9 basis points, compared to 10 basis points for the same period of 2013.

FHLB advances were $199.4 million at September 30, 2014, compared to $199.2 million at December 31, 2013 and $199.1 million at September 30, 2013.

At September 30, 2014, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2013 and September 30, 2013.

The allowance for loan losses was $59.6 million, or 1.67% of total non-covered loans at September 30, 2014, compared to $75.2 million, or 2.22%, at December 31, 2013. The $1.0 million recapture of loan loss provision during the third quarter of 2014 was primarily the result of improved credit quality. This follows a reduction of $7.6 million for the second quarter of 2014, $7.5 million for the first quarter of 2014, $6.8 million for the fourth quarter of 2013, $3.8 million for the third quarter of 2013, $6.2 million for the second quarter of 2013, and zero provision for loan losses for the previous eight fiscal quarters.

Our capital ratios remain well-above regulatory standards. As of September 30, 2014, our Tier 1 leverage capital ratio totaled 10.71%, our Tier 1 risk-based capital ratio totaled 17.27%, and our total risk-based capital ratio totaled 18.52%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		YTD Variance
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$61,238	$53,973	$7,265	13.46%	$175,339	$161,157	$14,182	8.80%
Recapture of provision for loan losses	1,000	3,750	(2,750)	(73.33)%	16,100	9,950	6,150	61.81%
Noninterest income	8,009	4,957	3,052	61.57%	26,557	19,397	7,160	36.91%
Noninterest expense	(32,481)	(25,714)	(6,767)	(26.32)%	(94,962)	(84,760)	(10,202)	(12.04)%
Income taxes	(13,471)	(12,727)	(744)	(5.85)%	(44,594)	(35,424)	(9,170)	(25.89)%

Net earnings	$24,295	$24,239	$56	0.23%	$78,440	$70,320	$8,120	11.55%

Earnings per common share:
Basic	$0.23	$0.23	$—	—	$0.74	$0.67	$0.07	10.45%
Diluted	$0.23	$0.23	$—	—	$0.74	$0.67	$0.07	10.45%
Return on average assets	1.31%	1.49%	(0.18)%		1.49%	1.48%	0.01%
Return on average shareholders’ equity	11.26%	12.58%	(1.32)%		12.77%	12.16%	0.61%
Efficiency ratio	46.91%	43.63%	3.28%		47.04%	46.94%	0.10%
Noninterest expense to average assets	1.75%	1.58%	0.17%		1.80%	1.78%	0.02%

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest income
Interest income-accretion	$1,372	$2,947	$4,546	$10,796
Noninterest income
Decrease in FDIC loss share asset	(479)	(3,248)	(3,653)	(10,715)
Net gain on sale of OREO	—	(4)	19	372
Noninterest expense
Legal and professional	(165)	(114)	(100)	(336)
OREO write-down	(65)	—	(65)	(14)
OREO expenses	(4)	(5)	(50)	(67)
Other expenses (appraisals, and etc.)	(24)	(37)	(106)	(139)

Net income (loss) before income tax (expense) benefit related to covered assets	$635	$(461)	$591	$(103)

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, net decrease in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to covered loans.

The discount accretion of $1.4 million for the third quarter 2014, recognized as part of interest income from covered loans, decreased $1.6 million, compared to $2.9 million for the third quarter of 2013. The net decrease in the FDIC loss sharing asset was $479,000 for the third quarter of 2014, compared to a net decrease of $3.2 million for the third quarter of 2013.

At September 30, 2014, the remaining discount associated with the SJB loans approximated $8.2 million. Based on the regular forecast of expected cash flows of these loans, approximately $5.7 million of the discount is expected to accrete into interest income over the remaining lives of the respective pools and individual loans, which approximates 4.2 years and 0.5 years, respectively. The FDIC loss sharing asset totaled $331,000 at September 30, 2014. The loss sharing asset was reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount on the related loans, not to exceed its remaining contract life, which expires in October 2014 for commercial loans. Refer to Note 3 — Summary of Significant Accounting Policies for a more detailed discussion about the FDIC loss sharing asset.

Net gain on sales of OREO was $19,000 and $372,000 for the nine months ended September 30, 2014 and 2013, respectively.

Noninterest expense, including OREO expenses, legal and professional expenses and other covered asset related expenses, totaled $321,000 and $556,000 for the nine months ended September 30, 2014 and 2013, respectively. Gross covered loans decreased $37.3 million to $140.6 million at September 30, 2014 from $177.9 million at September 30, 2013.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent (TE) of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth and maturity of earning assets. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,480,075	$12,460	2.03%	$1,886,925	$7,102	1.53%
Tax-advantaged	587,103	5,227	4.88%	603,200	5,517	5.01%
Investment in FHLB stock	26,141	518	7.75%	42,507	622	5.81%
Federal funds sold and interest-earning deposits with other institutions	215,360	167	0.31%	160,150	180	0.45%
Loans held-for-sale	—	—	0.00%	—	—	0.00%
Loans (2)	3,680,088	45,551	4.91%	3,400,192	41,706	4.87%
Yield adjustment to interest income from discount accretion on covered loans	(9,137)	1,372		(16,798)	2,947

Total interest-earning assets	6,979,630	65,295	3.84%	6,076,176	58,074	3.95%
Total noninterest-earning assets	391,894			375,297

Total assets	$7,371,524			$6,451,473

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$1,988,993	954	0.19%	$1,658,055	889	0.21%
Time deposits	734,289	274	0.15%	694,236	339	0.19%

Total interest-bearing deposits	2,723,282	1,228	0.18%	2,352,291	1,228	0.21%
FHLB advances and other borrowings	801,278	2,829	1.38%	773,032	2,873	1.47%

Interest-bearing liabilities	3,524,560	4,057	0.45%	3,125,323	4,101	0.52%

Noninterest-bearing deposits	2,915,293			2,483,421
Other liabilities	76,023			78,424
Stockholders’ equity	855,648			764,305

Total liabilities and stockholders’ equity	$7,371,524			$6,451,473

Net interest income		$61,238			$53,973

Net interest income excluding discount on covered loans		$59,866			$51,026

Net interest spread — tax equivalent			3.39%			3.43%
Net interest spread — tax equivalent excluding discount			3.31%			3.23%
Net interest margin			3.50%			3.55%
Net interest margin — tax equivalent			3.61%			3.68%
Net interest margin — tax equivalent excluding discount			3.53%			3.48%
Net interest margin excluding loan fees			3.45%			3.49%
Net interest margin excluding loan fees — tax equivalent			3.56%			3.62%

(1)	Non tax-equivalent (TE) rate was 2.32% and 2.05% for the three months ended September 30, 2014 and 2013, respectively.
(2)	Includes loan fees of: $795 and $813 for the three months ended September 30, 2014 and 2013, respectively. Prepayment penalty fees of $742 and $856 are included in interest income for the three months ended September 30, 2014 and 2013, respectively.
(3)	Includes interest-bearing demand and money market accounts.

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,275,536	$34,425	2.04%	$1,795,109	$19,280	1.44%
Tax-advantaged	576,742	15,691	4.96%	615,498	16,569	4.91%
Investment in FHLB stock	28,024	1,648	7.75%	49,004	1,432	3.91%
Federal funds sold and interest-earning deposits with other institutions	257,375	672	0.35%	153,338	524	0.46%
Loans held-for-sale	121	—	0.00%	25	1	5.35%
Loans (2)	3,561,213	130,591	4.90%	3,383,436	124,878	4.93%
Yield adjustment to interest income from discount accretion on covered loans	(10,865)	4,546		(20,268)	10,796

Total interest-earning assets	6,688,146	187,573	3.87%	5,976,142	173,480	4.03%
Total noninterest-earning assets	373,897			380,785

Total assets	$7,062,043			$6,356,927

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$1,849,716	2,711	0.20%	$1,635,086	2,605	0.21%
Time deposits	699,313	925	0.18%	702,702	1,022	0.19%

Total interest-bearing deposits	2,549,029	3,636	0.19%	2,337,788	3,627	0.21%
FHLB advances and other borrowings	869,219	8,598	1.31%	772,764	8,696	1.50%

Interest-bearing liabilities	3,418,248	12,234	0.47%	3,110,552	12,323	0.53%

Noninterest-bearing deposits	2,749,165			2,398,378
Other liabilities	73,152			75,058
Stockholders’ equity	821,478			772,939

Total liabilities and stockholders’ equity	$7,062,043			$6,356,927

Net interest income		$175,339			$161,157

Net interest income excluding discount on covered loans		$170,793			$150,361

Net interest spread — tax equivalent			3.40%			3.50%
Net interest spread — tax equivalent excluding discount			3.30%			3.24%
Net interest margin			3.51%			3.61%
Net interest margin — tax equivalent			3.63%			3.75%
Net interest margin — tax equivalent excluding discount			3.53%			3.49%
Net interest margin excluding loan fees			3.46%			3.56%
Net interest margin excluding loan fees — tax equivalent			3.58%			3.69%

(1)	Non tax-equivalent (TE) rate was 2.36% and 2.00% for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Includes loan fees of: $2,355 and $2,340 for the nine months ended September 30, 2014 and 2013, respectively. Prepayment penalty fees of $2,118 and $2,949 are included in interest income for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended September 30, 2014 and 2013 include a yield adjustment of $1.4 million and $2.9 million, respectively. Net interest income for the nine months ended September 30, 2014 and 2013 include a yield adjustment of $4.5 million and $10.8 million, respectively. These yield adjustments relate to discount accretion on covered loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$6,979,630	$67,220	3.84%	$6,076,176	$60,093	3.95%
Discount on acquired covered loans	9,137	(1,372)		16,798	(2,947)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$6,988,767	$65,848	3.76%	$6,092,974	$57,146	3.75%

Net interest income and net interest margin (TE)		$63,163	3.61%		$55,992	3.68%
Yield adjustment to interest income from discount accretion on acquired covered loans		(1,372)			(2,947)

Net interest income and net interest margin (TE), excluding yield adjustment		$61,791	3.53%		$53,045	3.48%

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$6,688,146	$193,334	3.87%	$5,976,142	$179,555	4.03%
Discount on acquired covered loans	10,865	(4,546)		20,269	(10,796)

Total interest-earning assets, excluding SJB loan discount and yield adjustment	$6,699,011	$188,788	3.78%	$5,996,411	$168,759	3.77%

Net interest income and net interest margin (TE)		$181,100	3.63%		$167,232	3.75%
Yield adjustment to interest income from discount accretion on acquired covered loans		(4,546)			(10,796)

Net interest income and net interest margin (TE), excluding yield adjustment		$176,554	3.53%		$156,436	3.49%

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

	Comparison of Three Months Ended September 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$2,271	$2,349	$738	$5,358
Tax-advantaged securities	(149)	(145)	4	(290)
Investment in FHLB stock	(223)	194	(75)	(104)
Fed funds sold & interest-earning deposits with other institutions	61	(55)	(19)	(13)
Loans HFS	—	—	—	—
Loans	3,450	365	30	3,845
Yield adjustment from discount accretion on covered loans	(1,344)	(425)	194	(1,575)

Total interest income	4,066	2,283	872	7,221

Interest expense:
Savings deposits	149	(70)	(14)	65
Time deposits	21	(82)	(4)	(65)
FHLB advances and other borrowings	66	(107)	(3)	(44)

Total interest expense	236	(259)	(21)	(44)

Net interest income	$3,830	$2,542	$893	$7,265

	Comparison of Nine Months Ended September 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$5,121	$7,908	$2,116	$15,145
Tax-advantaged securities	(1,052)	186	(12)	(878)
Investment in FHLB stock	(689)	1,583	(678)	216
Fed funds sold and interest-earning deposits with other institutions	371	(133)	(90)	148
Loans HFS	5	(1)	(5)	(1)
Loans	6,439	(690)	(36)	5,713
Yield adjustment from discount accretion on covered loans	(5,009)	(2,315)	1,074	(6,250)

Total interest income	5,186	6,538	2,369	14,093

Interest expense:
Savings deposits	250	(128)	(16)	106
Time deposits	(6)	(91)	—	(97)
FHLB advances and other borrowings	611	(631)	(78)	(98)

Total interest expense	855	(850)	(94)	(89)

Net interest income	$4,331	$7,388	$2,463	$14,182

Net interest income, before provision for loan losses, of $61.2 million for the third quarter of 2014 increased $7.3 million, or 13.46%, compared to the third quarter of 2013. Third quarter earnings were positively impacted by both loan income and income from investment securities. Interest income and fees on loans for the third quarter of 2014 totaled $46.9 million, which included $1.4 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on covered loans acquired from SJB. This represented a $3.4 million, or 7.73%, increase when compared to interest income and fees on loans of $43.6 million for the second quarter of 2014, which included $1.5 million of discount accretion on covered loans, and an increase of $2.3 million, or 5.08%, from the third quarter of 2013, which included $2.9 million of discount accretion on covered loans.

Excluding the impact of the yield adjustment on covered loans, our tax equivalent (TE) net interest margin was 3.53% for the third quarter of 2014, compared to 3.46% for the second quarter of 2014 and 3.48% for the third quarter of 2013. Total average earning asset yields (excluding the discount on covered loans) increased to 3.76% for the third quarter of 2014 from 3.70% for the second quarter of 2014 and 3.75% for the third quarter of 2013. Total cost of funds was 0.25% for the third quarter of 2014, compared to 0.26% for the second quarter of 2014. Cost of funds was 0.29% for the third quarter of 2013.

The average balance of total loans increased $279.9 million to $3.68 billion for the third quarter of 2014, compared to $3.40 billion for the third quarter of 2013. The increase included approximately $236 million of average loans as a result of the American Security Bank (“ASB”) acquisition on May 15, 2014. The average yield on loans (excluding the discount on covered loans) was 4.91% for the third quarter of 2014, compared to 4.87% for the third quarter of 2013. We earned $742,000 in loan prepayment penalty fees for the third quarter of 2014, compared with $791,000 for the second quarter of 2014 and $856,000 for the third quarter of 2013.

Total average earning assets of $6.98 billion increased $903.5 million, or 14.87%, from $6.08 billion for the third quarter of 2013. This increase was principally due to a $577.1 million increase in average investment securities to $3.07 billion for the third quarter of 2014, compared to $2.49 billion for the third quarter of 2013. Total average loans, net of deferred fees and discounts, increased $287.6 million primarily due to a $319.2 million increase in average non-covered loans to $3.54 billion for the third quarter of 2014, compared to $3.22 billion for the third quarter of 2013. This increase in non-covered loans included approximately $236 million of average loans as a result of the ASB acquisition on May 15, 2014. Average overnight funds sold to the Federal Reserve and interest-earning deposits with other institutions also increased $55.2 million. These increases were partially offset by a $16.4 million decrease in average investment in FHLB stock.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at September 30, 2014 and 2013. As of September 30, 2014 and 2013, we had $37.1 million and $49.5 million of non-covered nonaccrual loans, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $795,000 and $2.4 million for the three and nine months ended September 30, 2014, respectively, compared to $813,000 and $2.3 million for the three and nine months ended September 30, 2013, respectively.

Interest income on investments of $17.7 million for the third quarter of 2014, increased $5.1 million, or 40.16%, from $12.6 million for the third quarter of 2013. Total TE yield on investments was 2.58% for the third quarter of 2014, compared to 2.38% for the same period in 2013. During the third quarter of 2014 we purchased $253.8 million in MBS with an average yield of 2.09% and an average duration of approximately four years. We also purchased $7.7 million in municipal securities with an average TE yield of 3.79% and an average duration of approximately eight years during the third quarter of 2014.

Interest expense of $4.1 million for the third quarter of 2014 decreased $44,000, or 1.07%, compared to $4.1 million for the third quarter of 2013. Average interest-bearing deposits increased $371.0 million to $2.72 billion for the third quarter of 2014, compared to $2.35 billion for the third quarter of 2013. The average rate paid on interest-bearing deposits was 0.18%, compared to 0.21% for the third quarter of 2013. The average rate paid on interest-bearing liabilities decreased 7 basis points to 0.45% for the third quarter of 2014, compared to the third quarter of 2013, as a result of the continued low interest rate environment experienced for the third quarter of 2014, as well as the mix of interest-bearing liabilities.

Provision for Loan Losses

We maintain an allowance for loan losses that is increased by a provision for non-covered loan losses charged against operating results. The provision for loan losses is determined by management as the increase or decrease of the allowance for loan losses after net charge-offs have been deducted to bring the allowance to an appropriate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio.

The allowance for loan losses was reduced to $59.6 million at September 30, 2014, primarily as a result of improved credit quality, compared to $75.2 million at December 31, 2013. We recorded a $1.0 million loan loss provision recapture for the three months ended September 30, 2014, compared to a $3.8 million loan loss provision recapture for the same period of 2013. We believe the allowance is appropriate at September 30, 2014. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total non-covered net loans as of September 30, 2014 and December 31, 2013 was 1.67% and 2.22%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $447,000 for the nine months ended September 30, 2014, compared to net charge-offs of $1.8 million for the same period of 2013. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC, which expires October 16, 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the covered SJB loans in 2009. Refer to Note 3 — Summary of Significant Accounting Policies for a more detailed discussion about FDIC loss sharing asset. During the nine months ended September 30, 2014 and 2013, there was $39,000 in net charge-offs and zero in net charge-offs or recoveries, respectively, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,065	$4,011	$54	1.35%	$11,798	$11,982	$(184)	(1.54)%
Trust and investment services	2,045	2,021	24	1.19%	6,103	6,098	5	0.08%
Bankcard services	868	920	(52)	(5.65)%	2,569	2,697	(128)	(4.75)%
BOLI income	613	497	116	23.34%	1,852	1,867	(15)	(0.80)%
Gain on sale of investment securities, net	—	—	—	—	—	2,094	(2,094)	(100.00)%
Decrease in FDIC loss sharing asset, net	(479)	(3,248)	2,769	85.25%	(3,653)	(10,715)	7,062	65.91%
Gain on OREO, net	127	(3)	130	(4333.33)%	262	3,129	(2,867)	(91.63)%
Gain on sale of loans held-for-sale	—	—	—	—	5,330	—	5,330	100.00%
Other	770	759	11	1.45%	2,296	2,245	51	2.27%

Total noninterest income	$8,009	$4,957	$3,052	61.57%	$26,557	$19,397	$7,160	36.91%

Third quarter of 2014 Compared to Third quarter of 2013

Noninterest income of $8.0 million for the third quarter of 2014 increased $3.1 million, or 61.57%, over noninterest income of $5.0 million for the third quarter of 2013. This increase was primarily due to a $479,000 net decrease in the FDIC loss sharing asset during the third quarter of 2014, compared to a $3.2 million net decrease in the FDIC loss sharing asset for the third quarter of 2013.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2014, CitizensTrust had approximately $2.45 billion in assets under management and administration, including $1.84 billion in assets under management. CitizensTrust generated fees of $2.0 million for the third quarter of 2014 and 2013.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $613,000 for the third quarter of 2014 increased $116,000, or 23.34% from the third quarter of 2013.

Nine Months of 2014 Compared to Nine Months of 2013

The $7.2 million increase in noninterest income for the nine months of 2014 was primarily due to a $5.3 million pre-tax gain on the sale of one loan held-for-sale and a $3.7 million net decrease in the FDIC loss sharing asset during the nine months ended September 2014, compared to a $10.7 million net decrease in the FDIC loss sharing asset for the same period of 2013. Noninterest income for the nine months ended September 30, 2013 included a net pre-tax gain of $2.1 million on the sale of investments securities and a $2.5 million net pre-tax gain on the sale of one OREO property.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods indicated.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,366	$18,389	$977	5.31%	$57,170	$52,777	$4,393	8.32%
Occupancy	3,081	2,714	367	13.52%	8,602	7,974	628	7.88%
Equipment	1,066	927	139	14.99%	2,946	2,914	32	1.10%
Professional services	2,080	1,316	764	58.05%	5,090	4,299	791	18.40%
Software licenses and maintenance	1,324	1,077	247	22.93%	3,399	3,392	7	0.21%
Stationery and supplies	421	394	27	6.85%	1,190	1,237	(47)	(3.80)%
Telecommunications expense	458	250	208	83.20%	1,135	884	251	28.39%
Promotion	1,349	1,105	244	22.08%	3,956	3,503	453	12.93%
Amortization of intangible assets	466	127	339	266.93%	781	1,002	(221)	(22.06)%
Provision for unfunded loan commitments	(1,250)	500	(1,750)	(100.00)%	(1,250)	500	(1,750)	(100.00)%
OREO expense	102	21	81	385.71%	240	384	(144)	(37.50)%
Insurance reimbursements	(24)	(4,139)	4,115	(99.42)%	(42)	(4,139)	4,097	(98.99)%
Regulatory assessments	994	884	110	12.44%	2,952	2,639	313	11.86%
Loan expense	437	438	(1)	(0.23)%	995	1,251	(256)	(20.46)%
Acquisition related expenses	640	—	640	100.00%	1,932	—	1,932	100.00%
Other	1,971	1,711	260	15.20%	5,866	6,143	(277)	(4.51)%

Total noninterest expense	$32,481	$25,714	$6,767	26.32%	$94,962	$84,760	$10,202	12.04%

Noninterest expense to average assets	1.75%	1.58%			1.80%	1.78%
Efficiency ratio (1)	46.91%	43.63%			47.04%	46.94%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Third quarter of 2014 Compared to Third quarter of 2013

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.75% for the third quarter of 2014, compared to 1.58% for the third quarter of 2013.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the third quarter of 2014, the efficiency ratio was 46.91%, compared to 43.63% for the third quarter of 2013.

Noninterest expense for the third quarter of 2014 was $32.5 million, compared to $31.3 million for the second quarter of 2014 and $25.7 million for the third quarter of 2013. The quarter-over-quarter increase was principally due to expenses related to the acquisition of ASB. Year-over-year, salaries and employee benefits increased due to new hire expenses, other employee benefits as well as expenses related to new associates acquired through ASB. The third quarter of 2014 included $640,000 for non-recurring ASB acquisition related costs. In the latter half of the third quarter, we converted the ASB core operating system into the CBB application infrastructure, consolidated two branch locations, and closed two electronic banking vestibules. We should realize greater cost synergies in the fourth quarter due to these consolidations and closures. Noninterest expense for the third quarter of 2014 also included a $1.3 million reduction of the reserve for unfunded loan commitments.

Nine Months of 2014 Compared to Nine Months of 2013

Noninterest expense for the nine months ended September 30, 3014 increased $10.2 million, compared to the same period of 2013. Year-over-year, salaries and employee benefits increased due to new hire expenses, other employee benefits as well as expenses related to new associates acquired through ASB. Non-recurring ASB acquisition related costs for the nine months ended September 30, 2014 were $1.9 million. Noninterest expense for the nine months ended September 30, 2014 also included a $1.3 million reduction of the reserve for unfunded loan commitments, compared to an increase of $500,000 for the same period of 2013. Noninterest expense for 2013 included a $4.1 million in insurance reimbursements for previous years’ legal costs recognized in the third quarter of 2013 and a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns included in other expenses.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 35.67% and 36.25%, respectively, compared to 34.43% and 33.50% for the three and nine months ended September 30, 2013. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We benefited from approximately $1.1 million of enterprise zone tax credits reflected during the first half of 2013, many of which have been eliminated in 2014.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the three and nine months ended September 30, 2014 and 2013. These tables also provide additional significant segment measures useful to understanding the performance of this segment.

Business Financial and Commercial Banking Centers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$44,913	$42,806	$128,136	$126,263
Interest expense (1)	3,127	2,470	8,652	7,520

Net interest income	41,786	40,336	119,484	118,743

Noninterest income	5,288	5,306	15,232	15,889
Noninterest expense	12,373	11,514	35,723	34,410

Segment pre-tax profit	$34,701	$34,128	$98,993	$100,222

Balance Sheet
Average loans	$3,035,194	$2,652,559	$2,883,598	$2,616,293
Average interest-bearing deposits and customer repurchases	$3,014,731	$2,635,002	$2,943,432	$2,611,972
Yield on loans (2)	4.80%	5.39%	4.88%	5.45%
Rate paid on interest-bearing deposits and customer repurchases	0.22%	0.23%	0.22%	0.23%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion, and is accounted for at the corporate level.

For the third quarter of 2014, the Centers’ segment pre-tax profit increased by $573,000, or 1.68%, primarily due to an increase in net interest income of $1.5 million, or 3.59%, compared to the third quarter of 2013. The $1.5 million increase in interest income for the third quarter of 2014 was principally due to a $382.6 million increase in average loans, (approximately $236 million of average loans as a result of the ASB acquisition), partially offset by a 59 basis point drop in the loan yield to 4.80% for the third quarter of 2014, compared to 5.39% for the third quarter of 2013. This increase in interest income was offset by an $859,000 increase in noninterest expense for the three months ended September 30, 2014, compared to the same period of 2013.

Treasury

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$18,397	$13,443	$52,504	$37,872
Interest expense (1)	16,789	14,030	47,785	40,243

Net interest income	1,608	(587)	4,719	(2,371)

Noninterest income	—	—	—	2,094
Noninterest expense	186	178	564	539

Segment pre-tax profit (loss)	$1,422	$(765)	$4,155	$(816)

Balance Sheet
Average investments	$3,067,178	$2,490,125	$2,852,278	$2,410,608
Average interest-bearing deposits	$276,250	$240,001	$251,667	$240,001
Average borrowings	$199,385	$212,863	$201,040	$213,322
Yield on investments-TE	2.58%	2.38%	2.63%	2.33%
Non-tax equivalent yield	2.32%	2.05%	2.36%	2.00%
Average cost of borrowings	4.67%	4.44%	4.63%	4.44%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the third quarter of 2014, the Company’s Treasury department reported a pre-tax profit of $1.4 million, compared to a pre-tax loss of $765,000 for the third quarter of 2013. This increase was primarily due to a $5.0 million increase in interest income due to a $577.1 million increase in average investments and a 20 basis point increase in yield on investments (TE). The increase in interest income was partially offset by a $2.8 million increase in interest expense.

Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$22,212	$19,274	$64,771	$60,000
Interest expense (1)	4,368	5,050	13,635	15,215

Net interest income	17,844	14,224	51,136	44,785

Recapture of provision for loan losses	(1,000)	(3,750)	(16,100)	(9,950)
Noninterest income	2,721	(349)	11,325	1,414
Noninterest expense	19,922	14,022	58,675	49,811

Segment pre-tax profit	$1,643	$3,603	$19,886	$6,338

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $1.6 million for the third quarter of 2014, a decrease of $2.0 million, or 54.4%, from $3.6 million for the third quarter of 2013. The decrease in pre-tax profit was principally due to $4.1 million in insurance reimbursements for previous years’ legal costs recognized in the third quarter of 2013 and $640,000 for non-recurring ASB acquisition related costs in the third quarter of 2014. Noninterest expense for the third quarter of 2014 included a $1.3 million reduction of the reserve for unfunded loan commitments for the third quarter of 2014, compared to a $500,000 provision for unfunded loan commitments for the third quarter of 2013. The third quarter of 2014 also included a $1.0 million loan loss provision recapture, compared to a $3.8 million provision recapture for the third quarter of 2013.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $7.42 billion at September 30, 2014. This represented an increase of $757.9 million, or 11.37%, from total assets of $6.66 billion at December 31, 2013. Earning assets of $7.05 billion at September 30, 2014 increased $722.0 million, or 11.42% when compared with $6.32 billion at December 31, 2013. The increase in earning assets during the first nine months of 2014 was primarily due to a $496.2 million increase in investment securities, a $156.3 million increase in total loans, and a $128.1 million increase in interest-earning deposits with the Federal Reserve. This was partially offset by a $51.7 million decrease in interest-earning deposits with other institutions. The increase in total assets at September 30, 2014 included approximately $236 million of loans as a result of the ASB acquisition on May 15, 2014. Total liabilities were $6.57 billion at September 30, 2014, an increase of $680.5 million, or 11.55%, from total liabilities of $5.89 billion at December 31, 2013. Total deposits of $5.76 billion at September 30, 2014 increased $868.7 million, or 17.76%, from total deposits of $4.89 million at December 31, 2013. Total equity increased $77.3 million, or 10.02%, to $849.2 million at September 30, 2014, compared to total equity of $771.9 million at December 31, 2013.

On May 15, 2014, we completed the acquisition of American Security Bank, a Newport Beach, CA headquartered regional bank with approximately $433 million in total assets and five branch locations throughout Orange County, San Bernardino County, and Los Angeles County. In the latter half of the third quarter of 2014, we converted the ASB core operating system into the CBB application infrastructure, consolidated two branch locations, and closed two electronic banking vestibules. See Note 4 — Business Combinations, included herein.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2014, we reported total investment securities of $3.16 billion. This represented an increase of $496.2 million, or 18.62%, from total investment securities of $2.67 billion at December 31, 2013. As of September 30, 2014, the Company had a pre-tax net unrealized holding gain on total investment securities of $31.2 million, compared to a pre-tax net unrealized loss of $16.1 million at December 31, 2013. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates and the increased portfolio balance. For the nine months ended September 30, 2014 and 2013, total repayments/maturities and proceeds from sales of investment securities totaled $316.0 million and $506.0 million, respectively. The Company purchased additional investment securities totaling $738.9 million and $759.6 million for the nine months ended September 30, 2014 and 2013, respectively. The proceeds from sales of investment securities, which included the 13 investment securities that were sold for a net gain on sale of $2.1 million in the first quarter of 2013, were used to purchase additional investment securities. No investment securities were sold during the first nine months of 2014.

The table below sets forth investment securities available-for-sale at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$342,560	$2	$(13,363)	$329,199	10.42%
Residential mortgage-backed securities	1,901,645	22,056	(7,950)	1,915,751	60.62%
CMOs / REMICs — residential	315,298	7,300	(643)	321,955	10.19%
Municipal bonds	564,366	24,583	(936)	588,013	18.61%
Other securities	5,000	138	—	5,138	0.16%

Total	$3,128,869	$54,079	$(22,892)	$3,160,056	100.00%

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$350,378	$22	$(23,875)	$326,525	12.26%
Residential mortgage-backed securities	1,391,631	13,100	(24,788)	1,379,943	51.81%
CMOs / REMICs — residential	361,573	6,576	(1,974)	366,175	13.75%
Municipal bonds	571,145	18,839	(3,893)	586,091	22.00%
Other securities	5,000	—	(92)	4,908	0.18%

Total	$2,679,727	$38,537	$(54,622)	$2,663,642	100.00%

The weighted-average yield (TE) on the investment portfolio at September 30, 2014 was 2.46% with a weighted-average life of 4.1 years. This compares to a weighted-average yield of 2.35% at December 31, 2013 with a weighted-average life of 4.0 years and a yield of 2.28% at September 30, 2013 with a weighted-average life of 4.6 years.

Approximately 81% of the securities in the total investment portfolio, at September 30, 2014, are issued by the U.S government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee payment of principal and interest. As of September 30, 2014, approximately $137.2 million in U.S. government agency bonds are callable.

The remaining CMOs/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2014 and December 31, 2013.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	September 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$17,979	$37	$306,211	$13,326	$324,190	$13,363
Residential mortgage-backed securities	399,364	677	309,465	7,273	708,829	7,950
CMOs / REMICs — residential	28,420	76	42,092	567	70,512	643
Municipal bonds	6,409	53	35,731	883	42,140	936
Other securities	—	—	—	—	—	—

Total	$452,172	$843	$693,499	$22,049	$1,145,671	$22,892

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMOs / REMICs — residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

During the nine months ended September 30, 2014 and 2013, there were no other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

Total loans and leases, net of deferred fees and discounts was $3.71 billion at September 30, 2014, compared to $3.62 billion at June 30, 2014 and $3.55 billion at December 31, 2013. Quarter-over-quarter, non-covered loans increased by $91.6 million, and covered loans decreased by $6.3 million. The $91.6 million quarter-over-quarter increase in non-covered loans was principally due to increases of $65.1 million in commercial real estate loans, $12.9 million in dairy & livestock and agribusiness loans, $7.8 million in construction loans, and $6.3 million in SFR mortgage loans.

Total loans, net of deferred loan fees and discounts, comprise 52.60% of our total earning assets of September 30, 2014. The following table presents our total loan portfolio, excluding held-for-sale loans, by category for the periods indicated below:

	September 30, 2014
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$513,644	$16,877	$530,521
Real estate:
Commercial real estate	2,465,915	116,854	2,582,769
Construction	67,229	—	67,229
SFR mortgage	193,205	211	193,416
Dairy & livestock and agribusiness	192,930	3,270	196,200
Municipal lease finance receivables	80,013	—	80,013
Consumer and other loans	69,811	3,392	73,203

Gross loans	3,582,747	140,604	3,723,351
Less:
Purchase accounting discount on covered loans	—	(8,253)	(8,253)
Deferred loan fees, net	(8,862)	—	(8,862)

Gross loans, net of deferred loan fees and discount	3,573,885	132,351	3,706,236
Less: Allowance for loan losses	(59,582)	—	(59,582)

Net loans	$3,514,303	$132,351	$3,646,654

Allowance for loan losses as a percentage of loans, net of deferred loan fees	1.67%

	December 31, 2013
	Non-Covered Loans	Covered Loans	Total
	(Dollars in thousands)
Commercial and industrial	$512,792	$20,461	$533,253
Real estate:
Commercial real estate	2,207,515	141,141	2,348,656
Construction	47,109	644	47,753
SFR mortgage	189,233	313	189,546
Dairy & livestock and agribusiness	294,292	6,000	300,292
Municipal lease finance receivables	89,106	—	89,106
Consumer and other loans	55,103	4,545	59,648

Gross loans	3,395,150	173,104	3,568,254
Less:
Purchase accounting discount on covered loans	—	(12,789)	(12,789)
Deferred loan fees, net	(9,234)	—	(9,234)

Gross loans, net of deferred loan fees and discount	3,385,916	160,315	3,546,231
Less: Allowance for loan losses	(75,235)	—	(75,235)

Net loans	$3,310,681	$160,315	$3,470,996

Allowance for loan losses as a percentage of loans, net of deferred loan fees	2.22%

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total non-covered held-for-investment loans and commercial real estate loans by region as of September 30, 2014.

Non-Covered Loans by Market Area

	September 30, 2014
	Total Non-Covered Loans		Non-Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,439,850	40.2%	$1,027,831	41.7%
Inland Empire	664,158	18.5%	555,091	22.5%
Central Valley	650,993	18.2%	430,575	17.5%
Orange County	557,970	15.6%	290,976	11.8%
Other areas (1)	269,776	7.5%	161,442	6.5%

	$3,582,747	100.0%	$2,465,915	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Covered Loans by Market Area

	September 30, 2014
	Total Covered Loans		Covered Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$9,228	6.6%	$7,484	6.4%
Inland Empire	—	—	—	—
Central Valley	123,312	87.7%	104,946	89.8%
Other areas (1)	8,064	5.7%	4,424	3.8%

	$140,604	100.0%	$116,854	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. The table below breaks down our non-covered real estate portfolio, with the exception of construction loans which are addressed in a separate table.

Non-Covered SFR Mortgage and Commercial Real Estate Loans

	September 30, 2014
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage — Direct	$123,986	4.7%	100.0%	$541
SFR mortgage — Mortgage pools	69,219	2.6%	100.0%	223

Total SFR mortgage	193,205	7.3%

Commercial real estate:
Multi-family	216,247	8.1%	0.0%	1,395
Industrial	688,745	25.9%	33.0%	990
Office	449,915	16.9%	27.6%	1,157
Retail	425,863	16.0%	7.5%	1,500
Medical	174,349	6.6%	35.2%	1,875
Secured by farmland	156,007	5.9%	100.0%	2,080
Other	354,789	13.3%	45.6%	1,254

Total commercial real estate	2,465,915	92.7%

Total SFR mortgage and commercial real estate loans	$2,659,120	100.0%	35.9%	1,249

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

The SFR mortgage — Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed to enable our Bank to underwrite and process SFR mortgage loans generated through our Centers, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012. We originated loan volume in the aggregate principal amount of $12.7 million under this program during the third quarter of 2014.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, totaling $69.2 million at September 30, 2014. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered commercial real estate and SFR mortgage portfolios:

Covered SFR Mortgage and Commercial Real Estate Loans

	September 30, 2014
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage — Direct	$211	0.2%	100.0%	$106
SFR mortgage — Mortgage pools	—	—	—	—

Total SFR mortgage	211	0.2%
Commercial real estate:
Multi-family	2,675	2.3%	—	1,338
Industrial	26,760	22.8%	49.9%	669
Office	13,820	11.8%	40.3%	576
Retail	14,809	12.7%	32.5%	705
Medical	13,401	11.4%	83.4%	1,117
Secured by farmland	5,246	4.5%	100.0%	350
Other (2)	40,143	34.3%	53.9%	836

Total commercial real estate	116,854	99.8%

Total SFR mortgage and commercial real estate loans	$117,065	100.0%	53.0%	771

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 73% of other loans.

Non-Covered Construction Loans

As of September 30, 2014, the Company had $67.2 million in non-covered construction loans. This represents 1.88% of total non-covered gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of non-covered construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland empire region of Southern California. At September 30, 2014, non-covered construction loans consist of $15.0 million in SFR and multi-family construction loans and $52.2 million in commercial construction loans. As of September 30, 2014, there was one nonperforming loan totaling $9.7 million, or 14.38% of total construction loans.

Nonperforming Assets (Non-Covered)

The following table provides information on non-covered nonperforming assets as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans	$14,444	$14,835
Troubled debt restructured loans (nonperforming)	22,606	25,119
Other real estate owned (“OREO”)	6,225	6,475

Total nonperforming assets	$43,275	$46,429

Troubled debt restructured performing loans	$55,608	$66,955

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	1.21%	1.37%

Percentage of nonperforming assets to total assets	0.58%	0.70%

At September 30, 2014, loans classified as impaired totaled $92.7 million or 2.59% of total non-covered loans, compared to $106.9 million or 3.15% of total non-covered loans at December 31, 2013. This balance included nonperforming loans of $37.1 million. At September 30, 2014, impaired loans which were restructured in a troubled debt restructuring (“TDR”) represented $78.2 million, of which $22.6 million were nonperforming and $55.6 million were performing.

Of the total impaired loans as of September 30, 2014, $59.7 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). Impaired loans measured for impairment using the present value of expected future cash flows discounted at the loans effective rate were $33.0 million.

Troubled Debt Restructurings

Total TDRs were $78.2 million at September 30, 2014, compared to $92.1 million at December 31, 2013. Of the $22.6 million of nonperforming TDRs at September 30, 2014, $1.5 million were not paying in accordance with the modified terms and $21.1 million have either not demonstrated repayment performance for a sustained period, and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. At September 30, 2014, $55.6 million of performing TDRs were accruing restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$1,043	6	$1,171	7
Real Estate:
Commercial real estate	16,580	10	21,030	15
Construction	16,753	2	16,853	2
SFR mortgage	3,756	11	3,828	11
Dairy & livestock and agribusiness	17,476	10	24,073	11

Total performing TDRs	$55,608	39	$66,955	46

Nonperforming TDRs:
Commercial and industrial	$1,369	6	$1,509	5
Real Estate:
Commercial real estate	10,108	10	7,281	6
Construction	9,666	1	9,966	1
SFR mortgage	—	—	705	1
Dairy & livestock and agribusiness	1,463	1	5,658	4

Total nonperforming TDRs	$22,606	18	$25,119	17

Total TDRs	$78,214	57	$92,074	63

At September 30, 2014 and December 31, 2013, $389,000 and $2.7 million of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were $1.1 million and zero in charge-offs of TDRs during the three months ended September 30, 2014 and 2013, respectively.

The table below provides trends in our non-covered nonperforming assets and delinquencies for the periods presented.

Nonperforming Assets and Delinquency Trends (Non-Covered)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$6,666	$6,969	$4,821	$3,861	$3,734
Real estate:
Commercial real estate	14,795	14,866	11,852	12,410	17,829
Construction	9,666	9,767	9,867	9,966	10,368
SFR mortgage	3,999	6,765	7,868	7,577	10,421
Dairy & livestock and agribusiness	1,463	5,133	5,397	5,739	6,973
Consumer and other loans	461	470	397	401	159

Total	$37,050	$43,970	$40,202	$39,954	$49,484
% of Total gross loans	1.04%	1.26%	1.23%	1.18%	1.51%

Past due 30-89 days:
Commercial and industrial	$673	$1,205	$—	$993	$417
Real estate:
Commercial real estate	—	732	520	523	1,015
Construction	—	—	—	—	—
SFR mortgage	—	161	432	1,708	—
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	15	168	8	75	255

Total	$688	$2,266	$960	$3,299	$1,687
% of Total gross loans	0.02%	0.07%	0.03%	0.10%	0.05%

OREO:
Commercial and industrial	$1,254	$1,638	$—	$—	$—
Real estate:
Commercial real estate	70	—	—	—	—
Construction	4,901	4,901	6,475	6,475	6,524
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total	$6,225	$6,539	$6,475	$6,475	$6,524

Total nonperforming, past due, and OREO	$43,963	$52,775	$47,637	$49,728	$57,695

% of Total gross loans	1.23%	1.52%	1.46%	1.47%	1.76%

At September 30, 2014, five customer relationships comprised $19.3 million, or 51.97%, of our nonperforming loans. Four of these customer relationships are commercial real estate developers (non-owner occupied); and the primary collateral securing these loans are commercial real estate properties. One customer relationship is in the dairy & livestock industry and the collateral is primarily the dairy farm property and the dairy livestock. At September 30, 2014, there was no allowance for loan losses specifically allocated to these loans. There were $1.2 million charge-offs recorded for these five customer relationships during the nine months ended September 30, 2014.

We had $6.2 million in OREO at September 30, 2014, compared to $6.5 million in OREO at December 31, 2013 and September 30, 2013. As of September 30, 2014, we had five OREO properties compared with two OREO properties at December 31, 2013. During the first nine months of 2014, we acquired three OREO properties from ASB and added three additional properties. We sold three properties with a carrying value of $2.2 million, realizing a net gain on sale of $203,000.

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

Nonperforming Assets (Covered)

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2014, there were no covered loans considered as nonperforming as described above.

We had three properties in OREO totaling $590,000 at September 30, 2014, compared to two properties totaling $655,000 at June 30, 2014 and two properties totaling $504,000 at March 31, 2014 and December 31, 2013. For the nine months ended September 30, 2014, there were two additions to OREO totaling $340,000. During the first nine months of 2014, we sold one property with a carrying value of $189,000.

Allowance for Loan Losses

The allowance for loan losses is established as management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased (decreased) by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed which is charged against operating results. Subsequent recoveries, if any, are added to the allowance. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

The allowance for loan losses is also increased by recoveries on loans previously charged off and is reduced by actual loan losses charged to the allowance. The allowance for loan losses was $59.6 million as of September 30, 2014. This represents a decrease of $15.7 million, or 20.81%, compared to the allowance for loan losses of $75.2 million as of December 31, 2013. We recorded a $1.0 million loan loss provision recapture for the three months ended September 30, 2014, compared to $3.8 million recapture of provision for loan losses for the same period of 2013.

The table below presents a comparison of net loan losses, the provision for loan losses, and the resulting allowance for loan losses for the nine months ended September 30, 2014 and 2013.

Summary of Loan Loss Experience (Non-Covered Loans)

	As of and For the Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$75,235	$92,441
Charge-offs:
Commercial and industrial	516	2,339
Commercial real estate	352	—
Construction	—	—
SFR mortgage	—	252
Dairy & livestock and agribusiness	1,061	—
Consumer and other loans	26	108
Covered Loans	40	—

Total charge-offs	1,995	2,699

Recoveries:
Commercial and industrial	748	523
Commercial real estate	140	100
Construction	834	83
SFR mortgage	188	133
Dairy & livestock and agribusiness	393	42
Consumer and other loans	139	40
Covered Loans	—	—

Total recoveries	2,442	921

Net (recoveries) charge-offs	(447)	1,778
Other reallocation	—	—
Recapture of provision for loan losses	(16,100)	(9,950)

Allowance for loan losses at end of period	$59,582	$80,713

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$9,088	$8,588
Provision for unfunded loan commitments	(1,250)	500

Reserve for unfunded loan commitments at end of period	$7,838	$9,088

Reserve for unfunded loan commitments to total unfunded loan commitments	0.99%	1.41%

Amount of total loans at end of period (1)	$3,573,885	$3,281,352
Average total loans outstanding (1)	$3,406,974	$3,189,906

Net (recoveries) charge-offs to average total loans	(0.01)%	0.06%
Net (recoveries) charge-offs to total loans at end of period	(0.01)%	0.05%
Allowance for loan losses to average total loans	1.75%	2.53%
Allowance for loan losses to total loans at end of period	1.67%	2.46%
Net (recoveries) charge-offs to allowance for loan losses	(0.75)%	2.20%
Net recoveries (charge-offs) to provision for loan losses	2.78%	(17.87)%

(1)	Net of deferred loan origination fees.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $754,000 (1.27%), $3.2 million (4.22%) and $3.5 million (4.32%) of the total allowance as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

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

During the third quarter of 2014, the Bank made no adjustments to its qualitative factors reflecting the slowing pace of improvement in the general economy and conditions affecting borrowers within the Bank’s service area. However, as a result of continued, albeit moderating, improvement in the Bank’s underlying credit quality and credit metrics of the loan portfolio, the Bank realized a decline in the reserve requirement. The Bank reduced the reserve to reflect our judgment regarding the continuing effect on our loan portfolio of certain improved credit conditions including, but not limited to, (i) the continued improvement in the portfolio’s credit quality and underlying credit metrics, (ii) the continued reduction in classified loans, and (iii) the continued low level of delinquent and past due loans. As a result of the factors described above, including, among other things, the general improvement in loan risk ratings and the quarter-over-quarter decline of $9.6 million in classified loans, the consistent application of the ALLL methodology resulted in a reduction of the ALLL by $1.0 million.

During the second quarter of 2014, the Bank adjusted its qualitative factor for changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans. The Bank reduced this factor to reflect our judgment regarding the effect on our loan portfolio of certain improved credit conditions including, but not limited to, (i) the continued improvement in the portfolio’s credit quality and underlying credit metrics, (ii) the continued reduction in classified loans, and (iii) the continued low level of delinquent and past due loans. As a result of the factors described above, including, among other things, the general improvement in loan risk ratings and the quarter-over-quarter decline in classified loans of $62.2 million, the reserve was reduced by approximately $7.7 million. The reduction combined with net loan charge-offs of $151,000 during the second quarter, resulted in a loan loss provision recapture of $7.6 million for the quarter ended June 30, 2014.

During the first quarter of 2014, the Bank adjusted several qualitative factors including (i) changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, (ii) changes in the nature and volume of the portfolio and in the terms of loans, (iii) changes in the experience, ability, and depth of lending management and other relevant staff, and (iv) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. The changes to the qualitative factors noted above reflect our judgment regarding the effect on our loan portfolio of certain conditions including, but not limited to, (i) conditions in the local and national economy as well as the risk to our local economy from climate/weather issues including regional drought conditions, (ii) potential impact on municipal borrowers due to the drought and overhanging risk of unfunded pension liabilities, (iii) increasing pressure to change the nature and terms offered on Bank loans in response to loan terms being offered by our competitors, especially in construction, commercial, commercial real estate and residential real estate loans, (iv) increased competition for loans and (v) the challenges in pursuing collection efforts through the legal system. As a result of the factors described above, the quarterly decline in outstanding loan totals from December 31, 2013, and a quarterly decline in classified loans of $26.6 million, the ALLL was reduced by approximately $6.5 million for the first quarter of 2014. The reduction combined with net recoveries of $990,000 during the first quarter of 2014, resulted in a loan loss provision recapture of $7.5 million for the quarter ended March 31, 2014.

While we believe that the allowance at September 30, 2014 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $5.76 billion at September 30, 2014. This represented an increase of $868.7 million, or 17.76%, over total deposits of $4.89 billion at December 31, 2013. The composition of deposits is as follows:

	September 30, 2014		December 31, 2013
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits:
Demand deposits	$3,037,103	52.7%	$2,562,980	52.4%
Interest-bearing deposits:
Savings deposits	1,993,063	34.6%	1,646,111	33.7%
Time deposits	729,127	12.7%	681,540	13.9%

Total deposits	$5,759,293	100.0%	$4,890,631	100.0%

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $3.04 billion at September 30, 2014, representing an increase of $474.1 million, or 18.50%, from demand deposits of $2.56 billion at December 31, 2013. Noninterest-bearing demand deposits represented 52.73% of total deposits as of September 30, 2014, compared to 52.41% of total deposits as of December 31, 2013.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.99 billion at September 30, 2014 representing an increase of $347.0 million, or 21.08%, from savings deposits of $1.65 billion at December 31, 2013.

Time deposits totaled $729.1 million at September 30, 2014. This represented an increase of $47.6 million, or 6.98%, from total time deposits of $681.5 billion at December 31, 2013.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 12.09% for the third quarter of 2014, compared to 13.38% for the third quarter of 2013.

At September 30, 2014 and December 31, 2013, we had zero and $69.0 million, respectively, in short-term borrowings.

At September 30, 2014, borrowed funds totaled $728.2 million. This represented a decrease of $183.2 million, or 20.10%, from total borrowed funds of $911.5 million at December 31, 2013.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2014 and December 31, 2013, total customer repurchases were $528.8 million and $643.3 million, respectively, with weighted average interest rates of 0.24% and 0.29%, respectively.

We entered into borrowing agreements with the FHLB. We had outstanding balances of $199.4 million under these agreements at September 30, 2014 and $199.2 million at December 31, 2013. The interest rate was 4.52% at September 30, 2014 and December 31, 2013. The FHLB holds certain investment securities and loans as collateral available for these borrowings.

At September 30, 2014, $2.61 billion of loans and $3.13 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of September 30, 2014:

	Total	Maturity by Period
		Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$5,759,293	$5,732,744	$19,231	$2,914	$4,404
Customer repurchase agreements (1)	528,824	528,824	—	—	—
FHLB advances (1)	199,410	—	199,410	—	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	10,175	881	1,185	508	7,601
Operating leases	21,028	5,602	9,315	4,993	1,118
Advertising agreements	3,630	988	1,842	800	—

Total	$6,548,134	$6,269,039	$230,983	$9,215	$38,897

(1)	Amounts exclude accrued interest.

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

Advertising agreements represent the amounts that are due on various agreements that provide advertising benefits to the Company.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at September 30, 2014:

	Total	Maturity by Period
		Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$350,953	$281,173	$46,385	$14,919	$8,476
Real estate:
Commercial real estate	59,927	11,444	20,022	24,581	3,880
Construction	52,649	17,776	34,873	—	—
Dairy & livestock and agribusiness (1)	233,533	163,532	70,001	—	—
Consumer and other loans	61,699	7,494	2,558	9,533	42,114

Total Commitment to extend credit	758,761	481,419	173,839	49,033	54,470
Obligations under letters of credit	35,399	26,775	8,424	200	—

Total	$794,160	$508,194	$182,263	$49,233	$54,470

(1)	Total commitments to extend credit to agribusiness were $9.9 million at September 30, 2014.

As of September 30, 2014, we had commitments to extend credit of approximately $758.8 million, and obligations under letters of credit of $35.4 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $7.8 million as of September 30, 2014 and $9.1 million as of December 31, 2013 included in other liabilities.

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

The Company’s equity capital was $849.2 million at September 30, 2014. This represented an increase of $77.3 million, or 10.02%, from equity capital of $771.9 million at December 31, 2013. The increase during the first nine months of 2014 resulted from $78.4 million in net earnings, $27.4 million in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $8.6 million for shares issued pursuant to our stock-based compensation plan, offset by $31.8 million for cash dividends declared on common stock and $5.4 million for stock repurchases.

The Company’s 2013 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 18 of the consolidated financial statements) describes the regulatory capital requirements of the Company and the Bank.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At September 30, 2014, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

During the first nine months of 2014, the Board of Directors of the Company declared a quarterly common stock cash dividend totaling $0.30 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first nine months of 2014, we repurchased 344,493 shares of our common stock outstanding. As of September 30, 2014, we had 7,420,678 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2014 and December 31, 2013.

	Adequately Capitalized Ratios	Well Capitalized Ratios	September 30, 2014		December 31, 2013
Capital Ratios			CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	10.71%	10.62%	11.30%	11.20%
Tier 1 risk-based capital ratio	4.00%	6.00%	17.27%	17.13%	17.83%	17.67%
Total risk-based capital ratio	8.00%	10.00%	18.52%	18.38%	19.09%	18.93%

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first nine months of 2014, the loan to deposit ratio averaged 67.01% compared to an average ratio of 71.01% for the same period in 2013. The ratio of loans to deposits and customer repurchases averaged 59.76% for the first nine months of 2014 and 63.91% for the same period in 2013.

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

Based on the Bank’s last three fiscal years, at September 30, 2014, approximately $52.6 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of September 30, 2014, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $66.2 million for the first nine months of 2014, compared to $72.8 million for the same period last year. The decrease in cash provided by operating activities was primarily attributed to an increase in vendor and employee payments and a decrease in service charges and other fees received, partially offset by a decrease in income taxes paid and an increase in interest and dividends received.

Net cash used in investing activities totaled $196.9 million for the first nine months of 2014, compared to $212.2 million for the first nine months of 2013. The decrease in cash used in investing activities was primarily the result of a decrease in loan and lease finance receivables, a decrease in purchases of investment securities and the acquisition of ASB, net of cash paid, partially offset by a decrease in proceeds from repayment and sale of investment securities.

Net cash provided by financing activities totaled $276.1 million for the first nine months of 2014, compared to $172.4 million for the same period last year. The cash provided by financing activities during the first nine months of 2014 was primarily due to deposits, partially offset by $69.0 million for repayment of other borrowings and a decrease in customer repurchase agreements.

At September 30, 2014, cash and cash equivalents totaled $240.1 million. This represented an increase of $108.6 million, or 82.63%, from $131.4 million at September 30, 2013 and an increase of $145.4 million, or 153.51%, from $94.7 million at December 31, 2013. Total deposits of $5.76 billion at September 30, 2014 increased $868.7 million, or 17.76%, over total deposits of $4.89 billion at December 31, 2013.

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

Approximately $2.24 billion, or 71%, of the total investment portfolio at September 30, 2014 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2014:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(2.30%)
- 100 basis points	(0.55%)

(1)	Cumulative changes from the base case for a 12-month period.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of September 30, 2014, the Company does not have any litigation reserves.

The Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the SEC regarding the Company’s allowance for loan loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. In addition, the subpoena requested information regarding certain presentations Company officers have given or conferences Company officers have attended with analysts, brokers, investors or prospective investors. We have fully cooperated with the SEC in its investigation, and we will continue to do so if and to the extent any further information is requested, although we have not been contacted by the SEC in connection with this matter since October 2011. We cannot predict the timing or outcome of the SEC investigation or if it is still continuing.

In the wake of the Company’s disclosure of the SEC investigation, on August 23, 2010, a purported shareholder class action complaint was filed against the Company, in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256- MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (our President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company, in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the District Court consolidated the two actions for all purposes under the Lloyd action, now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the District Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action. On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The consolidated complaint sought compensatory damages and other relief in favor of the purported class.

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

With respect to the appeal, the plaintiffs’ opening brief was filed on June 7, 2014, the Company’s reply brief was filed on July 7, 2014, and the plaintiff’s rebuttal brief was filed on August 20, 2014. It is expected that the Court of Appeals will schedule oral argument at some point within the next six to nine months, and would then issue its opinion at some point six to nine months thereafter.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. California has recently experienced a number of years with precipitation at relatively low levels. As a result, Governor Brown has declared an extreme drought condition and has asked for a 20% decrease in consumption levels. The drought conditions and the availability to access adequate levels of water may have negative financial effects on individuals and businesses in our marketplace.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. We did not repurchase any shares during the third quarter of 2014. As of September 30, 2014, we had 7,420,678 shares of our common stock remaining available for repurchase.

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

CVB FINANCIAL CORP. (Registrant)

Date: November 10, 2014	/s/ Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer