Form 10-K
period 2014-12-31
CVB FINANCIAL CORP
filed 2015-03-02
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,567,800,268.

Number of shares of common stock of the registrant outstanding as of February 17, 2015: 106,031,416.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2014	Part III of Form 10-K

CVB FINANCIAL CORP.

2014 ANNUAL REPORT ON FORM 10-K

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

Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•	Ability to attract deposits and other sources of liquidity and our cost of funds and other borrowings;

•	Oversupply of inventory and/or deterioration in values of real estate, both residential and commercial in California or other states where we make loans;

•	A prolonged slowdown in construction activity;

•	Changes in our ability to receive dividends from our primary banking subsidiary;

•	The effect of any goodwill impairment;

•	The effect of climate change and attendant regulation on our customers and borrowers;

•	Impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of our nonperforming assets and charge-offs;

•	Changes in critical accounting policies and judgments;

•	Effects of acquisitions or sales we may make;

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, capital levels, executive compensation and insurance) with which we and our subsidiaries must comply, including, but not limited to, the Dodd-Frank Act of 2010;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting standards;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Cybersecurity breaches or customer or bank data or monetary losses with respect to our systems or vendor or customer systems;

•	Changes in government interest rate or monetary policies or practices;

•	Fluctuations of our stock price or in our ability to access capital markets;

•	Political developments or instability;

•	Acts of war or terrorism, or natural disasters, such as earthquakes;

•

The timely development and acceptance of new banking products and services by either the banking industry or our Company and the perceived overall value of these products and services by commercial and/or consumer customers;

•	Changes in business or consumer spending, borrowing and savings habits;

•	Technological changes including but not limited to the adoption by customers and competitors of innovations such as mobile banking capabilities;

•	The ability to increase market share and to control expenses;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	Volatility in the credit and equity markets and its effects on the general economy;

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, and our resulting judgments and interpretations;

•	Changes in our organization, management, compensation and benefit plans, including in our ability to recruit and/or retain key directors, managers and employees;

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

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we”, “our” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (“CBB” or the “Bank”). The Bank is our principal asset. The Company also has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2014, the Company had $7.38 billion in total consolidated assets, $3.76 billion in net loans, $5.60 billion in deposits, $563.6 million in customer repurchase agreements, and $199.5 million in Federal Home Loan Bank (“FHLB”) advances.

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

On May 15, 2014, the Bank acquired all of the assets and assumed all of the liabilities of American Security Bank (“ASB”) for $57.0 million in cash. As a result, ASB was merged with CBB, the principal subsidiary of CVB. The Company believes this transaction serves to further expand its footprint in Southern California. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of May 15, 2014. The total fair value of assets acquired approximated $436.4 million, which included $117.8 million in cash and cash due from banks, $44.5 million in investment securities available for sale, $242.7 million in loans receivable, $2.1 million in core deposit intangible assets acquired. The total fair value of liabilities assumed was $379.4 million, which included $378.4 million in deposits. Goodwill of $19.1 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired. At close, ASB had five branches located in the Southern California communities of: Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also had two electronic branch vestibules in the High Desert area of California and a loan production office in Ontario, California. In the latter half of the third quarter of 2014, branch locations were consolidated with branches of CBB and the two electronic banking vestibules were closed. By the end of 2014, the integration of ASB into CBB was completed. This included personnel decisions, center consolidations and system conversions.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2014, the Bank had $7.37 billion in assets, $3.76 billion in net loans, $5.62 billion in deposits, $563.6 million in customer repurchase agreements, and $199.5 million in FHLB advances.

As of December 31, 2014, we had 40 Business Financial Centers located in the Inland Empire, Los Angeles County, Orange County, San Diego County and the Central Valley areas of California.

The Bank opened a new Business Financial Center in San Diego County in February of 2014.

The Bank also has six Commercial Banking Centers. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. These centers are located in Encino, Los Angeles, Upland, Torrance, Burbank and Newport Beach. We also have three trust offices in Ontario, Newport Beach and Pasadena. These offices serve as sales offices for the Bank’s wealth management, trust and investment products.

Through our network of banking offices, we emphasize personalized service combined with a full range of banking and trust services for businesses, professionals and individuals located in the service areas of our offices. Although we focus the marketing of our services to small-and medium-sized businesses, a full range of banking, investment and trust services are made available to the local consumer market.

We offer a standard range of bank deposit instruments. These include checking, savings, money market and time certificates of deposit for both business and personal accounts. We also serve as a federal tax depository for our business customers.

We also provide a full complement of lending products, including commercial, agribusiness, consumer, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide bank qualified lease financing for municipal governments. Financing products for consumers include automobile leasing and financing, lines of credit, credit cards and home equity loans and lines of credit. Real estate loans include mortgage and construction loans.

We also offer a wide range of specialized services designed for the needs of our commercial customers. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services, remote deposit capture, electronic funds transfers by way of domestic and international wires and automated clearinghouse, and on-line account access. We make available investment products offered by other providers to our customers, including mutual funds, a full array of fixed income vehicles and a program to diversify our customers’ funds in federally insured time certificates of deposit of other institutions.

We offer a wide range of financial services and trust services through our CitizensTrust division. These services include fiduciary services, mutual funds, annuities, 401(k) plans and individual investment accounts.

Business Segments

We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. Our Centers are the focal points for customer sales and services. As such, these Centers comprise the largest active business segment of the Company. Our other reportable segment, Treasury, manages all of the investments for the Company. All administrative and other smaller operating departments are combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Business Segments in the notes to consolidated financial statements.

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

Economic Conditions/Government Policies

Our profitability, like most financial institutions, is primarily dependent on interest rate spreads and noninterest income. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, government monetary and other policies, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation, increasing employment and combating recession) through its open-market operations in U.S. Government securities by buying and selling treasury and mortgage-backed securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth and performance of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. Government fiscal and budgetary policies, including deficit spending, can also have a significant impact on the capital markets and interest rates. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

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

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, may limit the types or pricing of the products and services we offer, and may subject us to increased regulation, disclosure, and reporting requirements.

Legislation and Regulatory Developments

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2014 as modest recovery returned to many institutions in the banking sector. Many institutions have repaid and repurchased U.S. Treasury investments under the Troubled Asset Relief Program (“TARP”) and certain provisions of the Dodd-Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank regulatory provisions included aspects of (i) the final new capital rules and (ii) the so called Volcker Rule restrictions on certain proprietary trading and investment activities.

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. New capital rules described below were effective on January 1, 2014, and are being phased in over various periods (the “New Capital Rules”). The basic capital rule changes were fully effective on January 1, 2015, but many elements are being phased in over multiple future years. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions” below), involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing the financial institution’s qualifying capital by the institution’s total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2014, the Company’s and the Bank’s total risk-based capital ratio were 18.24% and 18.11%; respectively; Tier 1 risk-based capital ratios were 16.99% and 16.85% respectively. The Company’s leverage capital ratio was 10.86%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required in order to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions, including such items as brokered deposits.

New Capital Rules and Minimum Capital Returns

The federal bank regulatory agencies adopted final regulations in July 2013, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd–Frank and to implement Basel III international agreements reached by the Basel Committee Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.

The following are among the new requirements that are phased in beginning January 1, 2015:

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

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions; and

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Management believes that, as of December 31, 2014, the Company and the Bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect (see “Legislative and Regulatory Developments”).

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd-Frank commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve.

The Company and the Bank held no investment positions at December 31, 2014 which were subject to the final “Volcker Rule”. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

A wide range of requirements and restrictions are contained in both Federal and State banking laws, which together with implementing regulatory authority:

•	Require periodic reports and such additional reports of information as the Federal Reserve may require;

•	Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements” below);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

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

Our FDIC insurance expense totaled $3.6 million for 2014. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

The prompt corrective action standards were changed when the new capital rule ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank is required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

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

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When effective, the new capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

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

Dodd-Frank provided for the creation of the Consumer Finance Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations. However, because a substantial portion of the mortgage loans originated by the Bank do not meet the definitions for a “qualified mortgage” under final regulations adopted by the CFPB, the Bank may be subject to additional disclosure obligations and extended time periods for the assertion of defenses by the borrower against enforcement in connection with such mortgage loans.

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

Executive Officers of the Company

The following sets forth certain information regarding our five named executive officers, their positions and their ages.

Executive Officers:

Name	Position	Age
Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	52
Richard C. Thomas	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	66
James F. Dowd	Executive Vice President and Chief Credit Officer of the Bank	62
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	47
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	47

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

Risk Relating to Recent Economic Conditions and Government Response Efforts

Difficult economic and market conditions have adversely affected our industry

After suffering sharp declines in values during the Great Recession, housing prices appear to be showing signs of recovery. There are geographic regions that continue to have higher unemployment and more difficult economies where housing prices have not recovered from pre-recession levels. In areas that have not fully recovered, there continues to be delinquencies and foreclosure activities.

While there are signs that general economic conditions, including the employment markets, have started to show improvement, such signs remain tentative, and compared to prior periods of growth, most areas and industries continue to be guarded regarding expansion of their business. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers. In addition, the industry has been impacted by increased regulatory oversight, a continuing low interest rate environment, declines in global economies and various geopolitical issues.

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

We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2014, we recorded a $16.1 million loan loss provision recapture, charge- offs $2.4 million, and had recoveries of $3.1 million. As of December 31, 2014, we had $2.60 billion in commercial real estate loans, $55.2 million in construction loans and $205.3 million in single-family residential mortgages. Although there are signs that the U.S. economy may be emerging from a period of severe recession followed by slower than normal growth, business activity and real estate values remain below pre-recession levels, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.

Volatility in commodity prices may adversely affect our results of operations.

As of December 31, 2014, approximately 7.4% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. Recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us. In terms of the dairy industry, milk prices have fluctuated, in early 2014 milk prices increased but have recently shown signs of deterioration, while feed costs continued to be fairly stable. According to the California Department of Food and Agriculture (the CDFA), feed costs in California represented 62.2% of total milk production costs at the end of the third quarter of 2014, down from 65.4% of total milk production costs for the second quarter of 2014. It remains difficult, however, to project the future cost of feed and the cost of agribusiness operations, as it will continue to be dependent upon many factors, including weather and the availability of water. These situations, as well as others, could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Risks Related to Our Market and Business

Our allowance for loan losses may not be appropriate to cover actual losses

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

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2014 our balance sheet was matched with asset sensitive bias over a two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

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

Failure to manage our growth may adversely affect our performance

Our financial performance and profitability depend on our ability to manage past and possible future growth. Future acquisitions and our continued growth may present operating, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, on-line banking, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of ours, our clients and certain of our third party partners, such as our online banking or core systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent, incidental, cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

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

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results accurately and on a timely basis, which could result in a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted San Joaquin Bank acquisition may be non-recurring or finite in duration

Through the acquisition of San Joaquin Bank, we acquired approximately $673.1 million of assets and assumed $660.9 million of liabilities. The San Joaquin Bank acquisition was accounted for under the purchase method of accounting and we recorded an after-tax bargain purchase gain totaling $12.3 million as a result of the acquisition. This gain was included as a component of other operating income on our statement of earnings for 2009. The amount of the gain was equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities. The bargain purchase gain resulting from the acquisition was a one-time gain that is not expected to be repeated in future periods. The loss sharing agreement for commercial loans expired October 16, 2014. At December 31, 2014, the remaining discount associated with the SJB loans approximated $7.1 million.

Our decisions regarding the fair value of assets acquired, could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value, there is no assurance that the acquired loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

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

Because our Company is extensively regulated by a variety of federal and state agencies, and because we are subject to a wide range of business and consumer laws and regulations at the federal, state and local levels, we are at risk of governmental investigations and lawsuits as well as claims and litigation from private parties. We are from time to time involved in disputes with and claims from investors, customers, government agencies, vendors, employees and other business parties, and such disputes and claims may result in litigation or settlements, any one of which or in the aggregate could have an adverse impact on the Company’s operating flexibility, employee relations, financial condition or results of operations, as a result of the costs of any judgment, the terms of any settlement and/or the expenses incurred in defending the applicable claim.

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

The price of our common stock may be volatile or may decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in its share prices and trading volumes that affect the market prices of the shares of many companies. These specific and broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	credit events or losses;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions or trades by institutional shareholders or other large shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	actions by hedge funds, short term investors, activist shareholders or shareholder representative organizations;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company and/or the Bank; or

•	domestic and international economic factors, whether related or unrelated to the Company’s performance.

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

As of December 31, 2014, the Bank occupied a total of 46 premises consisting of (i) 46 Business Financial and Commercial Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters, (ii) a Corporate Headquarters and two operations/administrative centers, and (iii) a storage facility. We own 13 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2015 through 2022, some with lease renewal options that could extend certain leases through 2034. All properties are located in Southern and Central California.

As of December 31, 2014, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization totaled $33.6 million. Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2014, was $11.3 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Note 10—Premises and Equipment of the Notes to the consolidated financial statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

ITEM 3.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2014, the Company does not have any litigation reserves.

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

Although the District Court’s May 2013 order of dismissal provided the plaintiffs with leave to file a third amended and restated complaint within 30 days of the issuance of the order, on June 3, 2013, counsel for the plaintiffs instead filed a Notice of Intent Not to File an Amended Complaint, along with a request that the District Court convert its order to a dismissal with prejudice, so that plaintiffs could proceed straight to appeal at the U.S. Court of Appeals for the Ninth Circuit. On September 30, 2013, the District Court entered its order dismissing the plaintiffs’ second amended complaint with prejudice, and the plaintiffs filed their notice of appeal on October 24, 2013.

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

On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the consolidated federal securities shareholder class action complaint. On July 30, 2013, the Court signed a Minute Order agreeing to the parties’

stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with the pending appeal in the federal class action securities case, subject to brief status conferences every six months or so, with the next status update scheduled for March 25, 2015.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 1,534 shareholders of record as of February 17, 2015.

Quarter Ended	High	Low	Cash Dividends Declared
12/31/2014	$16.47	$13.35	$0.100
9/30/2014	$16.50	$14.35	$0.100
6/30/2014	$16.42	$13.77	$0.100
3/31/2014	$17.08	$14.23	$0.100
12/31/2013	$17.48	$13.28	$0.100
9/30/2013	$13.77	$11.65	$0.100
6/30/2013	$11.99	$10.29	$0.100
3/31/2013	$12.30	$10.42	$0.085

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program in the fourth quarter of the year ended December 31, 2014. As of December 31, 2014, there were 7,420,678 shares remaining to be purchased.

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the industry group line depicted below). The graph assumes an initial investment of $100 on January 1, 2009, and reinvestment of dividends through December 31, 2014. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

(PERFORMANCE GRAPH)

ASSUMES $100 INVESTED ON JANUARY 1, 2009

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2014

Company/Market/Peer Group	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
CVB Financial Corp.	$100.00	$104.21	$124.40	$134.02	$226.48	$218.04
NASDAQ Composite	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
Peer Group Index	$100.00	$123.59	$108.53	$129.83	$202.22	$208.42

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Interest income	$252,903	$232,773	$262,222	$269,720	$317,289
Interest expense	16,389	16,507	25,272	35,039	57,972

Net interest income	236,514	216,266	236,950	234,681	259,317

Provision for loan losses	(16,100)	(16,750)	—	7,068	61,200
Noninterest income	36,412	25,287	15,903	34,216	57,114
Noninterest expense	126,229	114,028	138,160	141,025	168,492

Earnings before income taxes	162,797	144,275	114,693	120,804	86,739
Income taxes	58,776	48,667	37,413	39,071	23,804

NET EARNINGS	$104,021	$95,608	$77,280	$81,733	$62,935

Basic earnings per common share	$0.98	$0.91	$0.74	$0.77	$0.59

Diluted earnings per common share	$0.98	$0.91	$0.74	$0.77	$0.59

Cash dividends declared per common share	$0.400	$0.385	$0.34	$0.34	$0.34

Cash dividends declared on common shares	$42,356	$40,469	$35,642	$35,805	$36,103
Dividend pay-out ratio (1)	40.72%	42.33%	46.12%	43.81%	57.37%
Weighted average common shares:
Basic	105,239,421	104,729,184	104,418,905	105,142,650	105,879,779
Diluted	105,759,523	105,126,303	104,657,610	105,222,566	106,125,761
Common Stock Data:
Common shares outstanding at year end	105,893,216	105,370,170	104,889,586	104,482,271	106,075,576
Book value per share	$8.29	$7.33	$7.28	$6.84	$6.07
Financial Position:
Assets	$7,377,920	$6,664,967	$6,363,364	$6,482,915	$6,436,691
Investment securities available-for-sale	3,137,158	2,663,642	2,449,387	2,201,526	1,791,558
Net loans, excluding PCI loans (2)	3,630,875	3,310,681	3,159,872	3,125,763	3,268,469
Net PCI loans (3)	126,367	160,315	195,215	256,869	374,012
Deposits	5,604,658	4,890,631	4,773,987	4,604,548	4,518,828
Borrowings	809,106	911,457	698,178	958,032	1,095,578
Junior subordinated debentures	25,774	25,774	67,012	115,055	115,055
Stockholders’ equity	878,109	771,887	762,970	714,814	643,855
Equity-to-assets ratio (4)	11.90%	11.58%	11.99%	11.03%	10.00%
Financial Performance:
Return on beginning equity	13.48%	12.53%	10.81%	12.69%	9.77%
Return on average equity (ROE)	12.50%	12.34%	10.31%	12.00%	9.40%
Return on average assets (ROA)	1.45%	1.48%	1.19%	1.26%	0.93%
Net interest margin (tax-equivalent) (5)	3.62%	3.71%	4.06%	4.04%	4.28%
Efficiency ratio (6)	46.25%	47.21%	54.64%	52.45%	53.25%
Credit Quality (excluding PCI loans):
Allowance for loan losses	$59,825	$75,235	$92,441	$93,964	$105,259
Allowance/gross loans	1.62%	2.22%	2.84%	2.92%	3.12%
Total nonaccrual loans	$32,186	$39,954	$57,997	$62,672	$157,020
Nonaccrual loans/gross loans	0.87%	1.18%	1.78%	1.95%	4.65%
Allowance/nonaccrual loans	185.87%	188.30%	159.39%	149.93%	67.04%
Net (recoveries), charge-offs	$(690)	$456	$1,523	$18,363	$64,865
Net (recoveries) charge-offs/average loans	-0.02%	0.01%	0.05%	0.57%	1.86%
Regulatory Capital Ratios:
Company:
Leverage ratio	10.86%	11.30%	11.50%	11.19%	10.58%
Tier 1 capital	16.99%	17.83%	18.23%	17.79%	16.61%
Total capital	18.24%	19.09%	19.49%	19.05%	18.00%
Bank:
Leverage ratio	10.77%	11.20%	11.21%	10.92%	10.54%
Tier 1 capital	16.85%	17.67%	17.77%	17.36%	16.55%
Total capital	18.11%	18.93%	19.03%	18.63%	17.82%

(1)	Dividends declared on common stock divided by net earnings.
(2)	Excludes loans held-for-sale and PCI loans.
(3)	Excludes loans held-for-sale. Purchase credit impaired (“PCI”) loans are those loans acquired from SJB and covered by a loss sharing agreement with the FDIC.
(4)	Stockholders’ equity divided by total assets.
(5)	Net interest income (TE) divided by total average earning assets.
(6)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income. Please also refer to “Noninterest Expense and Efficiency Ratio Reconciliation (non-GAAP)” under Analysis of the Results of Operations of Item 7. of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses (“ALLL”) — Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for loan losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for loan losses, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management” and Notes 3 — Summary of Significant Accounting Policies and Note 7 — Loans and Lease Finance Receivables and Allowance for Loan Losses of our consolidated financial statements presented elsewhere in this report.

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

Goodwill and Goodwill Impairment — Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2014.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Purchase Credit Impaired Loans — Purchase credit impaired (“PCI”) loans are those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we were “covered” for reimbursement for a substantial portion of any future losses under the terms of the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreement. We account for PCI loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool). Refer to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type.

Fair Value of Financial Instruments — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and other real estate owned (“OREO”). These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 20 of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Stock-Based Compensation — Consistent with the provisions of ASC 718, Stock Compensation, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At December 31, 2014, the Company has three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

For complete discussion and disclosure of other accounting policies see Note 3 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements presented elsewhere in this report.

OVERVIEW

For the year ended December 31, 2014, we reported net earnings of $104.0 million, compared with $95.6 million for 2013, an increase of $8.4 million, or 8.80%. Diluted earnings per share were $0.98 per share for the year ended December 31, 2014, compared to $0.91 per share for 2013. Net income for 2014 included a $16.1 million loan loss provision recapture. By comparison, net income for 2013 was positively impacted by a $16.8 million loan loss provision recapture and $4.1 million in insurance reimbursements for prior years’ legal costs.

At December 31, 2014, total assets of $7.38 billion increased $713.0 million, or 10.70%, from total assets of $6.66 billion at December 31, 2013. Earning assets totaled $7.02 billion at December 31, 2014, an increase of $695.4 million, or 11.00%, when compared with total earning assets of $6.32 billion at December 31, 2013. The increase in earning assets was primarily due to a $473.3 million increase in investment securities and a $267.2 million increase in total loans. This was partially offset by a $38.1 million decrease in interest earning deposits with other institutions and a $7.0 million decrease in FHLB stock.

Investment securities totaled $3.14 billion at December 31, 2014, up from $2.67 billion at December 31, 2013. As of December 31, 2014, we had a pre-tax unrealized net gain of $53.6 million on our overall investment securities portfolio, compared to a pre-tax unrealized net loss of $16.1 million at December 31, 2013. The increase in the net unrealized holding gains resulted primarily from fluctuations in market interest rates and the growth of the portfolio.

Total loans and leases, net of deferred fees and discount, of $3.82 billion at December 31, 2014, increased by $267.2 million, or 7.53%, from $3.55 billion at December 31, 2013. The $267.2 million increase in loans was principally due to increases of $248.5 million in commercial real estate loans, $15.8 million in SFR mortgage loans (net of a $16.9 million decrease in SFR pool loans), $13.6 million in consumer loans, and $7.4 million in construction loans. This growth was partially offset by decreases of $16.2 million in dairy & livestock and agribusiness loans and $11.3 million in municipal lease finance receivables. The increase in total loans year-over-year included approximately $240 million of loans acquired from ASB. Also contributing to our overall loan growth was a strengthened new loan pipeline and reduced loan runoff. The market for new loans continued to remain very competitive with pressure on our existing loans and new loan origination opportunities, particularly from the larger banks.

Noninterest-bearing deposits were $2.87 billion at December 31, 2014, an increase of $303.4 million, or 11.84%, compared to $2.56 billion at December 31, 2013. At December 31, 2014, noninterest-bearing deposits were 51.14% of total deposits, compared to 52.41% at December 31, 2013. Our average cost of total deposits for 2014 was 9 basis points, compared to 10 basis points for 2013.

FHLB advances were $199.4 million at December 31, 2014, compared to $199.2 million at December 31, 2013.

At December 31, 2014, we had $46.0 million in short-term borrowings, compared to $69.0 million at December 31, 2013.

At December 31, 2014, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2013.

The allowance for loan losses totaled $59.8 million at December 31, 2014, compared to $75.2 million at December 31, 2013. The $16.1 million recapture of loan loss provision during 2014 was primarily the result of overall improvement in credit quality. This compares with a $16.8 million recapture of loan loss provision for 2013. The allowance for loan losses was 1.62% and 2.22% of total loans and leases outstanding, excluding PCI loans, at December 31, 2014 and December 31, 2013, respectively.

Our capital ratios remain well-above regulatory standards. As of December 31, 2014, our Tier 1 leverage capital ratio totaled 10.86%, our Tier 1 risk-based capital ratio totaled 16.99% and our total risk-based capital ratio totaled 18.24%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

				Variance
	For the Year Ended December 31,			2014		2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$236,514	$216,266	$236,950	$20,248	9.36%	$(20,684)	-8.73%
Recapture of (provision for) loan losses	16,100	16,750	—	(650)	-3.88%	16,750	100.00%
Noninterest income	36,412	25,287	15,903	11,125	43.99%	9,384	59.01%
Noninterest expense	(126,229)	(114,028)	(138,160)	(12,201)	10.70%	24,132	-17.47%
Income taxes	(58,776)	(48,667)	(37,413)	(10,109)	20.77%	(11,254)	-30.08%

Net earnings	$104,021	$95,608	$77,280	$8,413	8.80%	$18,328	23.72%

Earnings per common share:
Basic	$0.98	$0.91	$0.74	$0.07	7.69%	$0.17	22.97%
Diluted	$0.98	$0.91	$0.74	$0.07	7.69%	$0.17	22.97%
Return on average assets	1.45%	1.48%	1.19%	-0.03%		0.29%
Return on average shareholders’ equity	12.50%	12.34%	10.31%	0.16%		2.03%
Efficiency ratio	46.25%	47.21%	54.64%	-0.96%		-7.43%
Efficiency ratio excluding debt termination expense	46.25%	47.21%	46.58%	-0.96%		0.63%
Non interest expense to average assets	1.77%	1.77%	2.13%	0.00%		-0.36%

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the year ended December 31, 2012 included a debt termination expense of $20.4 million. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense and related net interest expense savings, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense during the years ended December 31, 2014 and 2013, respectively.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income	$236,514	$216,266	$236,950
Noninterest income	36,412	25,287	15,903
Noninterest expense	126,229	114,028	138,160
Less: debt termination expense	—	—	(20,379)

Adjusted noninterest expense	$126,229	$114,028	$117,781
Efficiency ratio	46.25%	47.21%	54.64%
Adjusted efficiency ratio	46.25%	47.21%	46.58%
Adjusted noninterest expense	$126,229	$114,028	$117,781

Average assets	$7,150,017	$6,440,221	$6,485,942
Adjusted noninterest expense to average assets	1.77%	1.77%	1.82%

Income and Expense Related to Acquired SJB Assets

The following table summarizes the components of income and expense related to SJB assets excluding normal accretion of interest income on PCI loans for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Interest income
Interest income-accretion	$5,825	$12,856	$22,607
Noninterest income
Decrease in FDIC loss share asset	(3,591)	(12,860)	(21,916)
Net gain on sale of OREO	579	372	996
Gain on sale of loans held-for-sale	—	—	815
Noninterest expense
Legal and professional	(162)	(405)	(1,358)
OREO write-down	(65)	(415)	(586)
OREO expenses	(54)	(58)	(284)
Other expenses (appraisals, and etc.)	(132)	(196)	(225)

Net income (loss) before income tax (expense) benefit related to SJB assets	$2,400	$(706)	$49

Income and expense related to PCI loans include accretion of the difference between the carrying amount of the PCI loans and their expected cash flows, net decrease in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to SJB assets.

2014 Compared to 2013

The discount accretion of $5.8 million in 2014, recognized as part of interest income, decreased $7.0 million, compared to $12.9 million in 2013. The net decrease in the FDIC loss sharing asset was $3.6 million for 2014, compared to a net decrease of $12.9 million for 2013.

At December 31, 2014, the remaining discount associated with the PCI loans approximated $7.1 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $4.6 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4 years and 0.3 years, respectively. The loss sharing agreement for commercial loans expired October 16, 2014. The FDIC loss sharing asset of $299,000 at December 31, 2014 reflects the amount for which we expect reimbursement from the FDIC. Refer to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for total loans by type at December 31, 2014 and 2013. Refer to Note 3- Summary of Significant Accounting Policies for a more detailed discussion about the FDIC loss sharing asset.

2013 Compared to 2012

The discount accretion of $12.9 million in 2013, recognized as part of interest income from PCI loans, decreased $9.8 million, compared to $22.6 million in 2012. This decrease was reduced by the changes in the FDIC loss sharing asset, a net decrease of $12.9 million for 2013, compared to a net decrease of $21.9 million for 2012.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent (TE) of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth and maturity of earning assets. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management and Asset and Liability Maturity/Repricing GAP included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods:

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended December 31,
	2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,343,127	$47,465	2.04%	$1,854,641	$28,374	1.54%	$1,657,050	$32,025	1.96%
Tax-advantaged	578,594	20,913	4.95%	611,003	22,025	4.94%	640,309	22,718	4.89%
Investment in FHLB stock	27,347	2,130	7.68%	45,734	2,033	4.45%	65,792	671	1.02%
Federal funds sold and interest-earning deposits with other institutions	222,929	776	0.35%	157,372	710	0.45%	276,753	1,055	0.38%
Loans held-for-sale	90	—	—	28	1	3.57%	3,755	21	0.56%
Loans (2)	3,608,858	175,794	4.87%	3,412,472	166,774	4.89%	3,466,284	183,125	5.28%
Yield adjustment to interest income from discount accretion on PCI loans	(10,138)	5,825		(18,785)	12,856		(38,713)	22,607

Total interest-earning assets	6,770,807	252,903	3.86%	6,062,465	232,773	3.98%	6,071,230	262,222	4.47%
Total noninterest-earning assets	379,210			377,756			414,712

Total assets	$7,150,017			$6,440,221			$6,485,942

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$1,886,743	3,692	0.20%	$1,652,313	3,543	0.21%	$1,715,151	4,123	0.24%
Time deposits	713,813	1,285	0.18%	698,905	1,344	0.19%	767,533	1,788	0.23%

Total interest-bearing deposits	2,600,556	4,977	0.19%	2,351,218	4,887	0.21%	2,482,684	5,911	0.24%
FHLB advances and other borrowings	845,686	11,412	1.33%	786,520	11,620	1.48%	951,065	19,361	2.01%

Interest-bearing liabilities	3,446,242	16,389	0.47%	3,137,738	16,507	0.53%	3,433,749	25,272	0.73%

Noninterest-bearing deposits	2,802,490			2,452,689			2,220,714
Other liabilities	69,258			75,018			81,950
Stockholders’ equity	832,027			774,776			749,529

Total liabilities and stockholders’ equity	$7,150,017			$6,440,221			$6,485,942

Net interest income		$236,514			$216,266			$236,950

Net interest income excluding discount on PCI loans		$230,689			$203,410			$214,343

Net interest spread — tax equivalent			3.39%			3.45%			3.74%
Net interest spread — tax equivalent excluding PCI discount			3.29%			3.23%			3.33%
Net interest margin			3.50%			3.58%			3.92%
Net interest margin — tax equivalent			3.62%			3.71%			4.06%
Net interest margin — tax equivalent excluding PCI discount			3.52%			3.49%			3.66%
Net interest margin excluding loan fees			3.45%			3.52%			3.87%
Net interest margin excluding loan fees — tax equivalent			3.57%			3.66%			4.01%

(1)	Non tax-equivalent (TE) rate was 2.35%, 2.06%, and 2.40% for the years ended December 31, 2014, 2013, and 2012, respectively.
(2)	Includes loan fees of: $3,078, $3,078, and $2,761 for the years ended December 31, 2014, 2013, and 2012, respectively.
Prepayment penalty fees of $2,983, $3,222, and $3,701 are included in interest income for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. The 2014, 2013 and 2012 net interest income and net interest margin include a yield adjustment of $5.8 million, $12.9 million, and $22.6 million, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$6,770,807	$260,573	3.86%	$6,062,465	$240,898	3.98%	$6,071,230	$270,764	4.47%
Discount on acquired PCI loans	10,138	(5,825)		18,785	(12,856)		38,713	(22,607)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$6,780,945	$254,748	3.77%	$6,081,250	$228,042	3.76%	$6,109,943	$248,157	4.06%

Net interest income and net interest margin (TE)		$244,184	3.62%		$224,391	3.71%		$245,492	4.06%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(5,825)			(12,856)			(22,607)

Net interest income and net interest margin (TE), excluding yield adjustment		$238,359	3.52%		$211,535	3.49%		$222,885	3.66%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Year Ended December 31,
	2014 Compared to 2013 Increase (Decrease) Due to				2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$7,513	$9,164	$2,414	$19,091	$3,663	$(6,535)	$(779)	$(3,651)
Tax-advantaged securities	(1,119)	8	(1)	(1,112)	(897)	214	(10)	(693)
Investment in FHLB stock	(1,165)	2,111	(849)	97	(205)	2,254	(687)	1,362
Fed funds sold and interest-earning deposits with other institutions	296	(162)	(68)	66	(458)	199	(86)	(345)
Loans HFS	2	(1)	(2)	(1)	(21)	113	(112)	(20)
Loans	9,601	(549)	(32)	9,020	(2,860)	(13,704)	213	(16,351)
Yield adjustment from discount accretion on PCI loans	(5,917)	(2,063)	949	(7,031)	(11,637)	3,886	(2,000)	(9,751)

Total interest income	9,211	8,508	2,411	20,130	(12,415)	(13,573)	(3,461)	(29,449)
Interest expense:
Savings deposits	503	(310)	(44)	149	(153)	(444)	17	(580)
Time deposits	29	(86)	(2)	(59)	(167)	(305)	28	(444)
FHLB advances and other borrowings	532	(688)	(52)	(208)	(3,415)	(5,232)	906	(7,741)

Total interest expense	1,064	(1,084)	(98)	(118)	(3,735)	(5,981)	951	(8,765)

Net interest income	$8,147	$9,592	$2,509	$20,248	$(8,680)	$(7,592)	$(4,412)	$(20,684)

2014 Compared to 2013

Net interest income, before the provision for loan losses of $236.5 million for 2014 increased $20.2 million, or 9.36%, compared to $216.3 million for 2013. Interest income and fees and loans for 2014 totaled $181.6 million, which included $5.8 million of discount accretion from principal reductions, payoffs and improved credit loss experienced on PCI loans acquired from SJB. This represents a $2.0 million increase when compared to interest income and fees on loans of $179.6 million for 2013, which included $12.9 million of discount accretion from principal reductions, payoffs and improved credit loss experienced on acquired SJB loans.

Excluding the impact of the yield adjustment on PCI loans, our net interest margin (tax equivalent) was 3.52% for 2014, compared to 3.49% for 2013. Total average earning asset yields (excluding discount on PCI loans) were 3.77% for 2014, compared to 3.76% for 2013. Total cost of funds decreased to 0.26% for 2014 from 0.30% for 2013.

The average balance of total loans increased $196.4 million to $3.60 billion for 2014, compared to $3.41 billion for 2013. The average yield on loans (excluding discount on PCI loans) was 4.87% for 2014, compared to 4.89% for 2013. We earned $3.0 million in loan prepayment penalty fees for 2014, compared with $3.2 million for 2013.

Total average earning assets of $6.77 billion increased $708.3 million, or 11.68%, from $6.06 billion for 2013. This increase was principally due to a $456.1 million increase in average investment securities to $2.92 billion for 2014, compared to $2.47 billion for 2013. Total average loans, net of deferred fees and discounts, of $3.60 billion increased $205.0 million, compared to $3.39 billion for 2013. Average overnight funds sold to the Federal Reserve and interest-earning deposits with other institutions also increased $65.6 million. These increases were partially offset by an $18.4 million decrease in average investment in FHLB stock.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2014 and 2013. As of December 31, 2014 and 2013, we had $32.2 million and $40.0 million of nonaccrual loans (excluding PCI loans), respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $2.0 million and $3.0 million greater for 2014 and 2013, respectively.

Interest income on investments of $68.4 million for 2014, increased $18.0 million, or 35.67%, from $50.4 million for 2013. Total TE yield on investments was 2.61% for 2014, compared to 2.39% for 2013. During 2014, we purchased $805.5 million in investment securities, principally MBS with an average duration of approximately four years, offset by total repayments/ maturities and proceeds from sales of investment securities of $425.4 million. We elected to utilize short-term borrowings to facilitate a portion of these purchases. However, we regard these borrowings as temporary as we intend to pay them back through cash flow from our investment portfolio and/or future deposit growth.

Interest expense of $16.4 million for 2014, decreased $118,000, or 0.71%, compared to $16.5 million for 2013. The average rate paid on interest-bearing liabilities decreased 6 basis points, to 0.47% for 2014, from 0.53% for 2013 as a result of the low interest rate environment experienced for 2014, as well as the mix of interest-bearing liabilities. The drop in interest expense for 2014 was primarily due to a $200,000 decrease in interest on junior subordinated debentures as a result of the redemption of $41.2 million of the outstanding capital and common securities issued by the Company’s trust subsidiary, CVB Statutory Trust II in 2013.

Contributing to the decline in interest expense was lower rates paid on deposits as reflected by the decrease in our average cost of interest-bearing deposits (0.19% for 2014, compared to 0.21% for 2013). Average noninterest-bearing deposits grew to $2.80 billion, or 51.87% of total average deposits for 2014, compared to $2.45 billion, or 51.06% of total average deposits for 2013.

2013 Compared to 2012

Net interest income, before the provision for loan losses of $216.3 million for 2013 decreased $20.7 million, or 8.73%, compared to $237.0 million for 2012. Interest income and fees and loans for 2013 totaled $179.6 million, which included $12.9 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on PCI loans acquired from SJB. This represented a $26.1 million decrease when compared to interest income and fees on loans of $205.8 million for 2012, which included $22.6 million of discount accretion from accelerated principal reductions, payoffs and improved credit loss experienced on acquired loans.

Excluding the impact of the yield adjustment on PCI loans, our tax equivalent (TE) net interest margin was 3.49% for 2013, compared to 3.66% for 2012. Total average earning asset yields (excluding discount on PCI loans) were 3.76% for 2013, compared to 4.06% for 2012. Total cost of funds of 0.30% decreased from 0.44% for 2012.

The average balance of total loans decreased $57.5 million to $3.41 billion for 2013, compared to $3.47 billion for 2012. The average yield on loans (excluding discount on PCI loans) was 4.89% for 2013, compared to 5.28% for 2012. Lower rates on mortgages continued to result in re-financings during 2013 and we continued to see competitive pressure on rates in all classes of loans. We earned $3.2 million in loan prepayment penalty fees for 2013, compared with $3.7 million for 2012.

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

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at December 31, 2013 and 2012. As of December 31, 2013 and 2012, we had $40.0 million and $58.0 million of nonaccrual loans (excluding PCI loans), respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $3.0 million and $3.9 million greater for 2013 and 2012, respectively.

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

Interest income on investments of $50.4 million for 2013, decreased $4.3 million, or 7.94%, from $54.7 million for 2012. Total yield (TE) on investments was 2.39% for 2013, compared to 2.78% for 2012. During 2013, we purchased $860.9 million in MBS with an average yield of 2.15% and an average duration of approximately four years. We also purchased $19.8 million in municipal securities with an average tax-equivalent yield of 3.64% during 2013. We elected to utilize short-term borrowings to facilitate a portion of these purchases. However, we regarded these borrowings as temporary as they were repaid through cash flow from our investment portfolio and/or future deposit growth.

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

Provision for Loan losses

We maintain an allowance for loan losses that is increased by a provision for loan losses charged against operating results. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to an appropriate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio.

The allowance for loan losses was reduced to $59.8 million at December 31, 2014, primarily as a result of improved credit quality, compared to $75.2 million at December 31, 2013. We recorded a $16.1 million loan loss provision recapture for 2014, respectively, compared to $16.8 million loan loss provision recapture for 2013 and a zero provision for loan losses for 2012. We believe the allowance is appropriate at December 31, 2014. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, excluding PCI loans, as of December 31, 2014, 2013 and 2012 was 1.62%, 2.22% and 2.84%, respectively. Refer to the discussion of Allowance for Loan Losses in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $690,000 for 2014, compared to net charge-offs of $456,000 for 2013 and $1.5 million for 2012. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. During the year ended December 31, 2014 there was $40,000 in net charge-offs, compared to zero in net recoveries for 2013 and $657,000 in net recoveries for 2012, for loans in excess of the amount originally expected in the fair value of the loans at acquisition. An offsetting adjustment was recorded to the FDIC loss sharing asset based on the appropriate loss sharing percentage.

Noninterest Income

Noninterest income includes income derived from special services offered, such as CitizensTrust, BankCard services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts, gains (net of losses) from the disposition of investment securities, loans, other real estate owned, fixed assets, and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods indicated.

	For the Year Ended December 31,			Variance
				2014		2013
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$15,778	$15,923	$16,106	$(145)	-0.91%	$(183)	-1.14%
Trust and investment services	8,118	8,071	8,169	47	0.58%	(98)	-1.20%
Bankcard services	3,386	3,481	3,650	(95)	-2.73%	(169)	-4.63%
BOLI income	2,428	2,511	2,973	(83)	-3.31%	(462)	-15.54%
Gain on sale of investment securities, net	—	2,094	—	(2,094)	-100.00%	2,094	—
Decrease in FDIC loss sharing asset, net	(3,591)	(12,860)	(21,916)	9,269	72.08%	9,056	41.32%
Gain on OREO, net	1,020	3,131	1,544	(2,111)	-67.42%	1,587	102.78%
Gain on loans held-for-sale	6,001	—	815	6,001	—	(815)	-100.00%
Other	3,272	2,936	4,562	336	11.44%	(1,626)	-35.64%

Total noninterest income	$36,412	$25,287	$15,903	$11,125	43.99%	$9,384	59.01%

2014 Compared to 2013

Noninterest income of $36.4 million for 2014 increased $11.1 million, or 43.99%, over noninterest income of $25.3 million for 2013. This increase was primarily due to a $3.6 million net decrease in the FDIC loss sharing asset for 2014, compared to a $12.9 million net decrease in the FDIC loss sharing asset for 2013 and a $5.3 million pre-tax gain on the sale of one loan held-for-sale. Noninterest income for 2013 included a net pre-tax gain of $2.1 million on the sale of investments securities and a $2.5 million net pre-tax gain on the sale of one OREO property.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, charitable services, estate planning, private and corporate trustee services, and probate services. Investment Services provides business and succession planning, financial planning, personal investing and self-directed brokerage, 401(k) plans and retirement planning, insurance and other non-insured investment products. At December 31, 2014, CitizensTrust had approximately $2.41 billion in assets under management and administration, including $1.87 billion in assets under management. CitizensTrust generated fees of $8.1 million for 2014 and 2013.

The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $2.4 million for 2014 decreased $83,000, or 3.31% from $2.5 million for 2013.

Other noninterest income of $3.3 million for 2014 increased $336,000 or 11.44%, compared to $2.9 million for 2013. This increase included $133,000 in swap fee income for 2014.

2013 Compared to 2012

Noninterest income of $25.3 million for 2013 increased $9.4 million, or 59.01%, over noninterest income of $15.9 million for 2012. Noninterest income for 2013 increased primarily due to a $12.9 million net decrease in the FDIC loss sharing asset during 2013, compared to a $21.9 million net decrease in 2012. Also contributing to the year-over-year increase was a $2.1 million net pre-tax gain on the sale of investment securities during 2013 and a $1.6 million increase in net gain on sales of OREO properties; this included a $2.5 million net pre-tax gain on the sale of one OREO property. During 2012, we recorded $815,000 in net gain on the sale of PCI loans held-for-sale. These increases were partially offset by decreases in deposit service charges and bankcard services totaling $352,000. The year-over-year decrease in these services charges were primarily due to competitive pressures.

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

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods indicated.

				Variance
	For the Year Ended December 31,			2014		2013
	2014	2013	2012	$	%	$	%
	(Dollars
Noninterest expense:
Salaries and employee benefits	$77,118	$71,015	$68,496	$6,103	8.59%	$2,519	3.68%
Occupancy	11,345	10,677	10,822	668	6.26%	(145)	-1.34%
Equipment	3,919	3,827	4,651	92	2.40%	(824)	-17.72%
Professional services	6,018	5,709	7,170	309	5.41%	(1,461)	-20.38%
Software licenses and maintenance	4,464	4,671	4,279	(207)	-4.43%	392	9.16%
Stationary and supplies	1,530	1,565	1,479	(35)	-2.24%	86	5.81%
Telecommunications expense	1,565	1,227	1,370	338	27.55%	(143)	-10.44%
Promotion	5,195	4,681	4,869	514	10.98%	(188)	-3.86%
Amortization of intangible assets	1,137	1,127	2,159	10	0.89%	(1,032)	-47.80%
Debt termination expense	—	—	20,379	—	—	(20,379)	-100.00%
Regulatory assessments	3,996	3,541	3,596	455	12.85%	(55)	-1.53%
Loan expense	1,260	1,533	2,084	(273)	-17.81%	(551)	-26.44%
OREO expense	307	856	2,146	(549)	-64.14%	(1,290)	-60.11%
Provision for unfunded loan commitments	(1,250)	500	(1,000)	(1,750)	-350.00%	1,500	150.00%
Insurance reimbursements	(372)	(4,155)	(921)	3,783	91.05%	(3,234)	-351.14%
Acquisition related expense	1,973	—	—	1,973	0.00%	—	—
Other	8,024	7,254	6,581	770	10.62%	673	10.23%

Total noninterest expense	$126,229	$114,028	$138,160	$12,201	10.70%	$(24,132)	-17.47%

Noninterest expense to average assets, excluding debt termination expense	1.77%	1.77%	1.82%
Efficiency ratio excluding debt termination expense (1)	46.25%	47.21%	46.58%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of the debt termination expense in 2012, noninterest expense measured as a percentage of average assets was 1.77% for 2014, compared to 1.77% for 2013 and 1.82% for 2012.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2014, the efficiency ratio was 46.25%, compared to 47.21% for 2013 and 54.64% for 2012. The $20.4 million in debt termination expense incurred in 2012 was the main reason for the higher efficiency ratio for that year. Excluding the impact of the debt termination expense, the efficiency ratio was 46.58% for 2012.

2014 Compared to 2013

Noninterest expense for 2014 increased $12.2 million, compared to the same period of 2013. Year-over-year, salaries and employee benefits increased due to new hire expenses, other employee benefits as well as expenses related to new associates acquired through ASB. Non-recurring ASB acquisition related costs for 2014 were $2.0 million. Noninterest expense for 2014 also included a $1.3 million reduction of the reserve for unfunded loan commitments, compared to an increase of $500,000 for the same period of 2013. Noninterest expense for 2013 included $4.1 million in insurance reimbursements for previous years’ legal costs and a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns included in other expenses.

2013 Compared to 2012

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

Income Taxes

The Company’s effective tax rate for 2014 was 36.10%, compared to 2013 was 33.73% and 32.62% for 2012. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We also benefited from $1.1 million of enterprise zone tax credits in 2013. Due to recent California legislation, these tax credits will be limited in the future.

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

Key measures we use to evaluate the segments’ performance are included in the following table for years ended December 31, 2014, 2013, and 2012. These tables also provide additional significant segment measures useful to understanding the performance of this segment.

Business Financial and Commercial Banking Centers

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$173,655	$166,123	$173,490
Interest expense (1)	11,617	9,331	10,366

Net interest income	162,038	156,792	163,124

Noninterest income	20,513	20,733	22,807
Noninterest expense	47,871	45,268	44,780

Segment pre-tax profit	$134,680	$132,257	$141,151

Balance Sheet
Average loans	$2,925,199	$2,614,172	$2,573,453
Average interest-bearing deposits and customer repurchases	$2,964,404	$2,649,002	$2,739,389
Yield on loans (2)	4.87%	5.33%	5.74%
Rate paid on interest-bearing deposits and customer repurchases	0.22%	0.23%	0.26%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes PCI discount accretion as this is accounted for at the Corporate level.

For the year ended December 31, 2014, the Centers’ segment pre-tax profits increased by $2.4 million, or 1.83%, compared to 2013. The $7.5 million increase in interest income for 2014 was principally due to a $311.0 million increase in average loans, partially offset by a 46 basis point drop in the loan yield to 4.87% in 2014, compared to 5.33% in 2013. The market for new loans continued to remain very competitive. This increase in interest income was offset by an increase of $2.3 million in interest expense and a $2.6 million increase in noninterest expense for 2014, compared to 2013.

For the year ended December 31, 2013, the Centers’ segment pre-tax profits decreased by $8.9 million, or 6.30%, compared to 2012. The $7.4 million decrease in interest income was principally due to a 41 basis point drop in the loan yield to 5.33% in 2013, compared to $5.74% in 2012. The market for new loans continued to remain very competitive but the recent rise in long term interest rates has started to moderate refinance pressure on our existing loans, particularly from the larger banks. The drop in interest income was partially offset by a decrease of $1.0 million in interest expense. Noninterest income also decreased $2.1 million, or 9.09% for 2013, compared to 2012.

Treasury

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$71,369	$53,234	$56,559
Interest expense (1)	64,475	54,969	56,666

Net interest income	6,894	(1,735)	(107)

Noninterest income	—	2,094	—
Noninterest expense	784	714	729
Debt termination expense	—	—	20,379

Segment pre-tax (loss) profit	$6,110	$(355)	$(21,215)

Balance Sheet
Average investments	$2,921,721	$2,465,644	$2,297,359
Average interest-bearing deposits	$258,535	$240,001	$240,002
Average borrowings	$200,765	$211,632	$363,152
Yield on investments -TE	2.61%	2.39%	2.78%
Non-tax equivalent yield	2.35%	2.06%	2.40%
Average cost of borrowings	4.70%	4.47%	4.09%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the consolidated presentation.

For the year ended December 31, 2014, the Company’s Treasury department reported a pre-tax profit of $6.1 million, compared to a pre-tax loss of $355,000. This increase was primarily due to an $18.1 million increase in interest income due to a $456.1 million increase in average investments and a 23 basis point increase in yield on investments (TE). The increase in interest income was partially offset by a $9.5 million increase in interest expense.

For the year ended December 31, 2013, the Company’s Treasury department reported a pre-tax loss of $355,000, compared to a pre-tax loss of $21.2 million for 2012. Excluding the $20.4 million debt termination expense for 2012, segment pre-tax loss decreased by $481,000. The improvement was primarily due to a $2.1 million net gain on the sale of investment securities in 2013. Interest income decreased $3.3 million due to a 39 basis point drop in yield on investments (TE) offset by a $168.3 million increase in average investment securities for 2013 compared to 2012. The decrease in interest income was offset by a $1.7 million decrease in interest expense.

Other

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$85,837	$82,157	$89,442
Interest expense (1)	18,255	20,949	15,509

Net interest income	67,582	61,208	73,933

(Recapture of) provision for loan losses	(16,100)	(16,750)	—
Noninterest income	15,899	2,460	(6,904)
Noninterest expense	77,574	68,046	72,272

Segment pre-tax profit (loss)	$22,007	$12,372	$(5,243)

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax income of $22.0 million for the year ended December 31, 2014, an increase of $9.6 million. Noninterest income increased $13.4 million primarily due to a net decrease in the FDIC loss sharing asset of $3.6 million for 2014, compared to net decrease of $12.9 million for 2013. Noninterest expense increased $9.5 million primarily due to $4.1 million in insurance reimbursements for previous years’ legal costs recognized in 2013 and $2.0 million for non-recurring ASB acquisition related costs in 2014.

The Company’s administration and other operating departments reported pre-tax income of $12.4 million for the year ended December 31, 2013, an increase of $17.6 million or 335.97%, from pre-tax loss of $5.2 million for 2012. The increase in pre-tax income was principally due to a $16.8 million loan loss provision recapture and $4.1 million in insurance reimbursements for legal costs. Interest income decreased $7.3 million primarily due to a $9.8 million decrease in discount accretion on PCI loans. Noninterest income increased $9.4 million primarily due to a net decrease in the FDIC loss sharing asset of $12.9 million for 2013, compared to net decrease of $21.9 million for 2012.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $7.38 billion at December 31, 2014 increased $713.0 million, or 10.70%, from total assets of $6.66 billion at December 31, 2013. Earning assets totaled $7.02 billion at December 31, 2014, an increase of $695.4 million, or 11.00%, when compared with earning assets of $6.32 billion at December 31, 2013. The increase in earning assets was primarily due to a $473.3 million increase in investment securities and a $267.2 million increase in total loans. This was partially offset by a $38.1 million decrease in interest-earning deposits with other institutions and a $7.0 million decrease in FHLB stock. Total liabilities were $6.50 billion at December 31, 2014, an increase of $606.7 million, or 10.30%, from total liabilities of $5.89 billion at December 31, 2013. Total equity increased $106.2 million, or 13.76%, to $878.1 million at December 31, 2014, compared to total equity of $771.9 million at December 31, 2013.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2014, we reported total investment securities of $3.14 billion. This represented an increase of $473.3 million, or 17.78%, from total investment securities of $2.67 billion at December 31, 2013. As of December 31, 2014, the Company had a pre-tax net unrealized gain on total investment securities of $53.6 million, compared to a pre-tax net unrealized holding loss of $16.1 million at December 31, 2013. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates and growth in the portfolio. For 2014, total repayments/maturities and proceeds from sales of investment securities totaled $425.4 million. The Company purchased additional investment securities totaling $805.5 million and $920.7 million for 2014 and 2013, respectively. The proceeds from sales of investment securities, which included the 13 investment securities that were sold for a net gain on sale of $2.1 million in the first quarter of 2013, were used to purchase additional investment securities.

Composition of the Fair Value of Investment Securities Available-for-Sale

	December 31,
	2014		2013		2012
	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent
Government agency	$330,843	10.55%	$326,525	12.26%	$359,300	14.67%
Residential mortgage-backed securities	1,917,496	61.12%	1,379,943	51.81%	887,598	36.24%
CMO’s / REMIC’s — residential	304,091	9.69%	366,175	13.75%	571,960	23.35%
Municipal bonds	579,641	18.48%	586,091	22.00%	625,429	25.53%
Other securities	5,087	0.16%	4,908	0.18%	5,100	0.21%

TOTAL	$3,137,158	100.00%	$2,663,642	100.00%	$2,449,387	100.00%

The maturity distribution of the available-for-sale portfolio at December 31, 2014 consists of the following:

	December 31, 2014
	One Year or Less	After One Year Through Five Years	After Five Year Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Maturity distribution:
Government agency	$15,524	$22,344	$292,975	$—	$330,843	10.55%
Mortgage-backed securities	21,388	1,617,247	278,761	100	1,917,496	61.12%
CMO/REMICs	269	161,127	49,758	92,937	304,091	9.69%
Municipal bonds (1)	122,208	307,159	132,665	17,609	579,641	18.48%
Other securities	—	—	—	5,087	5,087	0.16%

Tota1	$159,389	$2,107,877	$754,159	$115,733	$3,137,158	100.00%

Weighted average yield:
Government agency	0.17%	1.42%	1.84%	—	1.74%
Mortgage-backed securities	3.62%	2.34%	2.26%	5.30%	2.34%
CMO/REMICs	4.43%	1.64%	2.19%	2.13%	1.88%
Municipal bonds (1)	4.02%	3.83%	3.19%	3.24%	3.70%
Other securities	—	—	—	5.95%	5.95%
Tota1	3.58	2.49	2.25%	2.47%	2.48%

(1)	The weighted average yield for the portfolio is not tax-equivalent. The tax-equivalent yield is 5.70%.

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

The weighted-average yield (TE) on the investment portfolio at December 31, 2014 was 2.48% with a weighted-average life of 3.9 years. This compares to a weighted-average yield of 2.35% at December 31, 2013 with a weighted-average life of 4.0 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 81% of the securities in the investment portfolio, at December 31, 2014, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2014, approximately $223.2 million in U.S. government agency bonds are callable.

As of December 31, 2014 and 2013, the Company held investment securities in excess of ten-percent of shareholders’ equity from the following issuers:

	December 31, 2014		December 31, 2013
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal Home Loan Mortgage Corp.	$725,258	$741,021	$726,762	$729,766
Federal National Mortgage Association	1,509,745	1,530,465	1,063,123	1,047,333
Small Business Administration	175,584	170,947	189,899	175,467

The following table presents municipal securities by the top holdings by state:

	December 31, 2014
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
State:
Michigan	$72,331	13.0%	$74,498	12.9%
New Jersey	59,986	10.7%	62,171	10.7%
Minnesota	53,902	9.7%	56,004	9.7%
Texas	47,858	8.6%	50,085	8.6%
Illinois	44,016	7.9%	45,889	7.9%
Missouri	34,056	6.1%	34,721	6.0%
All other states	245,674	44.0%	256,273	44.2%

Total	$557,823	100.0%	$579,641	100.0%

	December 31, 2013
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
State:
New Jersey	$80,646	14.1%	$83,175	14.1%
Michigan	72,855	12.8%	74,301	12.7%
Illinois	49,885	8.7%	51,754	8.8%
Texas	47,896	8.4%	49,233	8.4%
Minnesota	41,999	7.4%	42,021	7.2%
California	24,760	4.3%	25,122	4.3%
All other states	253,104	44.3%	260,485	44.5%

Total	$571,145	100.0%	$586,091	100.0%

Municipal securities held by the Company are issued by various states and their various local municipalities.

The following tables provide the composition of investment securities that have been in a continuous unrealized loss position, as well as the unrealized losses associated with those investments:

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs / REMICs — residential	—	—	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	—	—	—	—	—	—

Total	$43,813	$55	$509,509	$12,123	$553,322	$12,178

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMOs / REMICs — residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one bond held-to-maturity described below. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

For the year ended December 31, 2011, the Company recorded net other-than-temporary impairment losses on the held-to-maturity investment security in the amounts of $656,000. The Company did not record any charges for other-than-temporary impairment losses during the year ended December 31, 2014 and 2013.

Loans

At December 31, 2014, we reported total loans and lease finance receivables, net of deferred loan fees and discount, $3.82 billion. This represented an increase of $270.8 million, or 7.64%, from total loans, net of deferred loan fees and discount, of $3.55 billion at December 31, 2013. The $270.8 million increase in loans was principally due to increases of $248.5 million in commercial real estate loans, $15.8 million in SFR mortgage loans, $7.4 million in construction loans, and $6.7 million in commercial and industrial loans. This growth was partially offset by decreases of $16.2 million in dairy & livestock and agribusiness loans and $11.3 million in municipal lease finance receivables.

Total loans, net of deferred loan fees, comprise 54.38% of our total earning assets as of December 31, 2014. The following table presents our loan portfolio, excluding PCI and held-for-sale loans, by type for the periods indicated:

Distribution of Loan Portfolio by Type

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Commercial and industrial	$390,011	$376,800	$391,664	$332,259	$291,492
SBA	134,265	135,992	155,758	162,040	168,907
Real estate:
Commercial real estate	2,487,803	2,207,515	1,990,107	76,146	138,980
Construction	55,173	47,109	59,721	1,948,292	1,980,256
SFR mortgage	205,124	189,233	159,288	176,442	218,467
Dairy & livestock and agribusiness	279,173	294,292	336,660	347,677	377,829
Municipal lease finance receivables	77,834	89,106	105,767	113,460	128,552
Consumer and other loans	69,884	55,103	60,273	68,806	74,729

Gross loans	3,699,267	3,395,150	3,259,238	3,225,122	3,379,212
Less:
Allowance for loan losses	(59,825)	(75,235)	(92,441)	(93,964)	(105,259)
Deferred loan fees, net	(8,567)	(9,234)	(6,925)	(5,395)	(5,484)

Loans, net	3,630,875	3,310,681	3,159,872	3,125,763	3,268,469

PCI Loans	133,496	173,104	220,559	307,649	488,775
Discount on PCI loans	(7,129)	(12,789)	(25,344)	(50,780)	(114,763)

PCI loans, net	126,367	160,315	195,215	256,869	374,012

Total loans and lease finance receivables	$3,757,242	$3,470,996	$3,355,087	$3,382,632	$3,642,481

PCI Loans from the SJB Acquisition

These PCI loans were acquired from SJB on October 16, 2009 and were subject to a loss sharing agreement with the FDIC. Under the terms of such loss sharing agreement, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. Under the terms of such loss sharing agreement, the FDIC reimburses the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement covered 5 years for commercial loans and covers 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date.

The PCI loan portfolio included unfunded commitments for commercial lines or credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is included under the shared-loss agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition were covered under the loss share agreement.

The following table presents PCI loans by type for the periods indicated:

Distribution of Loan Portfolio by Type (PCI)

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Commercial and industrial	$14,605	$19,047	$24,680	$25,378	$34,791
SBA	1,110	1,414	1,469	4,273	4,796
Real estate:
Commercial real estate	109,350	141,141	179,428	223,107	292,014
Construction	—	644	1,579	18,685	84,498
SFR mortgage	205	313	1,415	3,289	5,858
Dairy & livestock and agribusiness	4,890	6,000	5,651	24,395	55,618
Municipal lease finance receivables	—	—	—	169	576
Consumer and other loans	3,336	4,545	6,337	8,353	10,624

Gross PCI loans	133,496	173,104	220,559	307,649	488,775
Less: Purchase accounting discount	(7,129)	(12,789)	(25,344)	(50,780)	(114,763)

Gross PCI loans, net of discount	126,367	160,315	195,215	256,869	374,012
Less: Allowance for PCI loans	—	—	—	—	—

Net PCI loans	$126,367	$160,315	$195,215	$256,869	$374,012

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

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Small Business Administration (“SBA”) loans are loans to commercial entities and/or their principals to finance capital purchases or improvements, to provide cash flow for operations for both short and long term working capital needs to finance sales growth or expansion, and commercial real estate loans to acquire or refinance the entities commercial real estate. Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Consumer loans include auto and equipment leases, installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of December 31, 2014.

	December 31, 2014
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,473,216	39.8%	$1,043,761	42.0%
Central Valley	701,533	19.0%	438,154	17.6%
Inland Empire	675,128	18.2%	554,511	22.3%
Orange County	543,689	14.7%	276,118	11.1%
Other areas (1)	305,701	8.3%	175,259	7.0%

	$3,699,267	100.0%	$2,487,803	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of December 31, 2014.

	December 31, 2014
	Total PCI Loans		PCI - Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$8,010	6.0%	$6,301	5.8%
Central Valley	120,321	90.1%	98,830	90.3%
Inland Empire	—	—	—	—
Other areas (1)	5,165	3.9%	4,219	3.9%

	$133,496	100.0%	$109,350	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of December 31, 2014, the Company had $19.9 million of SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of December 31, 2014, the Company had $115.5 million of SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans, over 99%, are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio less than 75%. The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	December 31, 2014
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage — Direct	$139,216	5.2%	100.0%	$566
SFR mortgage — Mortgage pools	65,908	2.4%	100.0%	219

Total SFR mortgage	205,124	7.6%

Commercial real estate:
Multi-family	211,719	7.9%	0.0%	1,366
Industrial	685,066	25.4%	35.4%	1,007
Office	450,157	16.7%	27.8%	1,157
Retail	447,428	16.6%	9.0%	1,564
Medical	176,774	6.6%	35.3%	1,768
Secured by farmland	165,618	6.2%	100.0%	2,123
Other	351,041	13.0%	44.1%	1,249

Total commercial real estate	2,487,803	92.4%

Total SFR mortgage and commercial real estate loans	$2,692,927	100.0%	37.0%	1,261

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	December 31, 2014
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage — Direct	$205	0.2%	100.0%	$103
SFR mortgage — Mortgage pools	—	—	—	—

Total SFR mortgage	205	0.2%

Commercial real estate:
Multi-family	2,653	2.4%	—	1,327
Industrial	26,292	24.0%	49.9%	657
Office	12,640	11.5%	35.5%	575
Retail	13,429	12.3%	35.3%	671
Medical	12,260	11.2%	89.6%	1,115
Secured by farmland	4,595	4.2%	100.0%	383
Other (2)	37,481	34.2%	56.0%	833

Total commercial real estate	109,350	99.8%

Total SFR mortgage and commercial real estate loans	$109,555	100.0%	54.0%	764

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 73% of other loans.

The SFR mortgage — Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed to enable our Bank to underwrite and process SFR mortgage loans generated through our Centers, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012. We originated loan volume in the aggregate principal amount of $51.8 million under this program during 2014.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, totaling $65.9 million at December 31, 2014. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. Due to market conditions, we have not purchased any mortgage pools since August 2007.

Construction Loans

As of December 31, 2014, the Company had $55.2 million in construction loans. This represents 1.40% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland empire region of Southern California. At December 31, 2014, construction loans consisted of $22.8 million in SFR and multi-family construction loans and $32.4 million in commercial construction loans. Construction was completed on two loans totaling $18.7 million which were therefore reflected as commercial real estate loans as of December 31, 2014.

The table below provides the maturity distribution for held-for-investment total gross loans, including PCI loans, as of December 31, 2014. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category at December 31, 2014

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of Loans:
Commercial and industrial	$182,600	$153,119	$68,897	$404,616
SBA	6,662	20,868	107,845	135,375
Real estate:
Commercial real estate	164,856	707,879	1,724,418	2,597,153
Construction	32,942	22,231	—	55,173
SFR mortgage	401	8,713	196,215	205,329
Dairy & livestock and agribusiness	209,203	74,860	—	284,063
Municipal lease finance receivables	828	3,242	73,764	77,834
Consumer and other loans	7,522	27,257	38,441	73,220

Total gross loans	$605,014	$1,018,169	$2,209,580	$3,832,763

Amount of Loans based upon:
Fixed rates	$133,233	$571,441	$1,175,385	$1,880,059
Floating or adjustable rates	471,781	446,728	1,034,195	1,952,704

Total gross loans	$605,014	$1,018,169	$2,209,580	$3,832,763

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2014, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for loan losses.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, as of December 31 for each of the last five years.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans	$11,901	$14,835	$26,688	$38,828	$84,050
Troubled debt restructured loans (nonperforming)	20,285	25,119	31,309	23,844	72,970
OREO	5,637	6,475	14,832	13,820	5,290

Total nonperforming assets	$37,823	$46,429	$72,829	$76,492	$162,310

Troubled debt restructured performing loans	$53,589	$66,955	$50,392	$38,554	$13,274

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.99%	1.37%	2.23%	2.37%	4.80%

Percentage of nonperforming assets to total assets	0.51%	0.70%	1.14%	1.18%	2.52%

We had loans, excluding PCI loans, with a gross balance of $85.8 million classified as impaired as of December 31, 2014. This balance included nonperforming loans of $32.2 million. Impaired loans which were restructured in a troubled debt restructuring represented $73.9 million, of which $20.3 million were nonperforming and $53.6 million were performing, as of December 31, 2014. Of the $20.3 million in nonperforming TDRs, $4.7 million are not paying in accordance with the modified terms at December 31, 2014 and the remaining $15.6 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. As of December 31, 2013, the balance of impaired loans were $106.9 million. Impaired loans measured 2.26% of total loans as of December 31, 2014, compared to 3.01% as of December 31, 2013.

Of the total impaired loans as of December 31, 2014, $52.8 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $33.0 million.

At December 31, 2014 and December 31, 2013, TDRs of $53.6 million and $67.0 million, respectively, were classified as accruing restructured loans, respectively. At December 31, 2014, performing TDRs were comprised of 11 commercial real estate loans of $24.7 million, one construction loan of $7.7 million, eight dairy & livestock loans of $15.7 million, 11 SFR mortgage loans of $3.7 million, three commercial and industrial loans of $711,000, and one SBA loan of $699,000. The performing restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms

At December 31, 2014 and December 31, 2013, there was $726,000 and $2.7 million of related allowance on TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for 2014 and 2013 were $1.1 million and $92,000, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure, where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

At December 31, 2014, we had $5.6 million in total OREO properties, compared to $7.0 million at December 31, 2013. As of December 31, 2014, we had four OREO properties, compared with four OREO properties at December 31, 2013. During 2014, we acquired three OREO properties from ASB and added eight properties. We sold 11 properties with a carrying value of $4.9 million, realizing a net gain on sale of $957,000.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, during 2014.

Nonperforming Assets & Delinquency Trends

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonperforming Loans
Commercial and industrial	$2,308	$3,423	$4,831	$3,171	$2,175
SBA	2,481	3,243	2,138	1,650	1,686
Real estate:
Commercial real estate [1]	23,318	14,795	14,866	11,852	12,410
Construction [1]	—	9,666	9,767	9,867	9,966
SFR mortgage	3,240	3,999	6,765	7,868	7,577
Dairy & livestock and agribusiness	103	1,463	5,133	5,397	5,739
Consumer and other loans	736	461	470	397	401

Total	$32,186	$37,050	$43,970	$40,202	$39,954

% of Total gross loans	0.84%	1.04%	1.26%	1.23%	1.18%
Past Due 30-89 Days
Commercial and industrial	$978	$673	$516	$—	$993
SBA	75	—	689	—	—
Real estate:
Commercial real estate	122	—	732	520	523
Construction	—	—	—	—	—
SFR mortgage	425	—	161	432	1,708
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	81	15	168	8	75

Total	$1,681	$688	$2,266	$960	$3,299

% of Total gross loans	0.04%	0.02%	0.07%	0.03%	0.10%
OREO
Commercial and industrial	$736	$1,254	$1,638	$—	$—
SBA	—	—	—	—	—
Real estate:
Commercial real estate	—	70	—	—	—
Construction	4,901	4,901	4,901	6,475	6,475
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total	$5,637	$6,225	$6,539	$6,475	$6,475

Total nonperforming, past due, and OREO	$39,504	$43,963	$52,775	$47,637	$49,728

% of Total gross loans	1.03%	1.23%	1.52%	1.46%	1.47%

[1]	Construction was completed on one $9.6 million nonperforming construction loan which was therefore reflected as a nonperforming commercial real estate loan as of December 31, 2014.

We had $32.2 million in nonperforming loans, defined as nonaccrual loans and nonperforming TDRs, at December 31, 2014, or 0.84% of total loans. This compares to $40.0 million in nonperforming loans at

December 31, 2013. Six customer relationships make up $16.2 million, or 50.51%, of our nonperforming loans at December 31, 2014. Four of these customer relationships are commercial real estate developers (owner/non-owner occupied). The primary collateral for these loans is commercial real estate properties. The other two customer relationships are in the dairy & livestock industry; and the collateral is primarily the dairy farm property and the dairy livestock. These six customer relationships have had total charge-offs of $117,000 and have no related allowance at December 31, 2014.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2014, there were no PCI loans considered as nonperforming as described above. There were no SJB properties as of December 31, 2014, compared with two properties totaling $504,000 as of December 31, 2013.

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

We maintain an allowance for inherent loan losses that is increased by a provision for loan losses charged against operating results. The allowance for loan losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The allowance for loan losses was $59.8 million as of December 31, 2014. This represents a decrease of $15.4 million, or 20.48%, compared to the allowance for loan losses of $75.2 million as of December 31, 2013. We recorded a $16.1 million loan loss provision recapture for the year ended December 31, 2014, compared to $16.8 million loan loss provision recapture for the same period in 2013.

The table below presents a summary of net charge-offs and recoveries by type, and the resulting allowance for loan losses and provision (or recapture of provision) for loan losses for each of the years indicated. The table below provides information on loans, excluding PCI loans, for all periods presented as there was no allowance on PCI loans.

Summary of Loan loss Experience

	As of and For Year Ended December 31,
	2014	2013	2012	2011	2010
		(Dollars in thousands)
Allowance for loan losses at beginning of period	$75,235	$92,441	$93,964	$105,259	$108,924
Charge-offs:
Commercial and industrial (3)	888	2,491	1,158	1,459	5,651
SBA (3)	50	—	101	637	639
Commercial real estate (3)	353	—	1,873	4,650	39,477
Construction	—	—	—	7,976	15,648
SFR mortgage	—	252	642	1,104	1,879
Dairy & livestock and agribusiness	1,061	—	1,150	3,291	1,205
Consumer and other loans	17	108	283	511	640

Total charge-offs	2,369	2,851	5,207	19,628	65,139

Recoveries:
Commercial and industrial	873	544	876	243	227
SBA	114	215	404	59	15
Commercial real estate	140	402	514	606	35
Construction	885	703	1,139	757	291
SFR mortgage	401	367	(108)	142	—
Dairy & livestock and agribusiness	492	109	166	151	—
Consumer and other loans	154	55	36	200	76

Total recoveries	3,059	2,395	3,027	2,158	644

Net (recoveries) charge-offs	(690)	456	2,180	17,470	64,495
Other reallocation (2)	—	—	657	(893)	(370)
(Recapture of) provision for loan losses	(16,100)	(16,750)	—	7,068	61,200

Allowance for loan losses at end of period	$59,825	$75,235	$92,441	$93,964	$105,259

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$9,088	$8,588	$9,588	$10,506	$7,906
Provision for unfunded loan commitments	(1,250)	500	(1,000)	(918)	2,600

Reserve for unfunded loan commitments at end of period	$7,838	$9,088	$8,588	$9,588	$10,506

Reserve for unfunded loan commitments to total unfunded loan commitments	1.08%	1.45%	1.55%	1.47%	1.64%
Amount of total loans at end of period (1)	$3,690,700	$3,385,916	$3,252,313	$3,219,727	$3,373,728
Average total loans outstanding (1)	$3,458,920	$3,223,713	$3,199,629	$3,222,450	$3,485,836
Net (recoveries) charge-offs to average total loans	-0.02%	0.01%	0.07%	0.54%	1.85%
Net (recoveries) charge-offs to total loans at end of period	-0.02%	0.01%	0.07%	0.54%	1.91%
Allowance for loan losses to average total loans	1.73%	2.33%	2.89%	2.92%	3.02%
Allowance for loan losses to total loans at end of period	1.62%	2.22%	2.84%	2.92%	3.12%
Net (recoveries) charge-offs to allowance for loan losses	-1.15%	0.61%	2.36%	18.59%	61.27%
Net recoveries (charge-offs) to (recapture of) provision for loan losses	4.29%	-2.72%	—	247.17%	105.38%

(1)	Net of deferred loan origination fees.
(2)	During 2012, there was $657,000 in net recoveries for covered loans, resulting in a $657,000 recapture of provision for loan losses on the PCI loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate asset based on the appropriate loss-sharing percentage.
(3)	SBA loans were reclassified as a separate line item from other loan types as of the respective periods presented.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $1.5 million (2.59%), $3.2 million (4.22%) and $2.3 million (2.52%) of the total allowance as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

General allowance: The loan portfolio collectively evaluated for impairment under ASC 450-20 is divided into classes of loan receivables between “classified” loans (including substandard and special mention loans) and “unclassified” loans, and then further disaggregated into loan segments by loan type with similar risk characteristics. The non-classified loans are divided into 37 segments, including 25 specific segments within the commercial real estate and construction loan portfolios split between owner and non-owner properties and based on property type (i.e. industrial, office, retail, etc.). The allowance is provided for each segment based upon that segment’s average historical loss experience over a rolling 20-quarter period, adjusted for current conditions based on our analysis of specific environmental or qualitative loss factors, as prescribed in the 2006 Interagency Policy Statement on ALLL, affecting the collectability of our loan portfolio that may cause actual loss rates to differ from historical loss experience.

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

During the fourth quarter of 2014, the Bank made minor adjustments to three of the nine qualitative factors, (i) changes in international, national, regional, and local economic and business conditions, (ii) changes in volume and severity of past due loans, and volume of nonaccrual and classified loans, and (iii) changes in value of underlying collateral for collateral-dependent loans. These changes reflected such factors as improvement during the third quarter in the unemployment rates of both the U.S. and California, and stronger than expected growth in the GDP rate. In addition, in the Bank’s service market, continued strengthening of the real estate sector was evident from improvement in vacancy rates, leasing rates, and net absorption rates. The Bank’s loan portfolio and related credit metrics reflected such improvement, albeit moderating, with continued low levels of loan delinquency, and declining nonaccrual and classified loans.

The various factors affecting the allowance component balances between allocated and unallocated funds essentially offset one another in the current period ended December 31, 2014, when compared to the prior quarter-end, resulting in no provision or recapture this period. These factors include (i) a reduction by one or two basis points in three of our Qualitative Factors (as described above), plus (ii) a reduction in loss rates of certain loan segments over the look-back period as a result of higher loss rates in the fourth quarter of 2009 (net losses of $3.9 million incurred in that quarter) rolling out of the twenty-quarter look-back period and lower loss rates in the current fourth quarter of 2014 (net recoveries of $243,000 for the current quarter) rolling into the calculated look-back figures, and (iii) sizeable reductions of criticized loans (Special Mention) totaling approximately $61.6 million, but relatively static levels of classified loans; offset by (iv) significant loan growth, excluding PCI loans, in the period of $116.8 million requiring additional allocations of the reserve.

In addition, during the fourth quarter of 2014 and as presented in this report, the Bank segmented the SBA portfolio from inclusion in the Commercial and Industrial loans. This change was implemented so that the SBA portfolio could be further divided into SBA 7(a) and 504 loans so that the 504 loans secured by commercial real estate could be analyzed separately and along with the Bank’s owner-occupied commercial real estate segment. This change enhances the Bank’s methodology making it possible to analyze and attribute risk factors to SBA loan segments that bear similar risk characteristics.

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

While we believe that the allowance at December 31, 2014, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated for total loans, excluding PCI loans. The allocations presented should not be interpreted as an indication that loans charged to the allowance for loan losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category, represents the total amount available for future losses that may occur within these categories.

Allocation of Allowance for Loan losses

	December 31,
	2014		2013		2012		2011		2010
	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category
	(Dollars in thousands)
Commercial and industrial	$7,074	10.5%	$8,502	11.1%	$8,901	12.0%	$8,030	10.3%	$8,779	8.6%
SBA	2,557	3.6%	2,332	4.0%	2,751	4.8%	2,624	5.0%	2,693	5.0%
Real estate:
Commercial real estate	33,373	67.3%	39,402	65.0%	47,457	61.1%	47,841	60.4%	40,234	58.6%
Construction	988	1.5%	1,305	1.4%	2,291	1.8%	4,947	2.4%	10,188	4.1%
SFR mortgage	2,344	5.5%	2,718	5.6%	3,448	4.9%	4,032	5.4%	3,295	6.4%
Dairy & livestock and agribusiness	5,479	7.5%	11,728	8.7%	18,696	10.3%	17,278	10.8%	36,061	11.2%
Muni lease finance receivables	1,412	2.1%	2,335	2.6%	1,588	3.2%	2,403	3.5%	2,172	3.8%
Consumer and other loans	1,262	2.0%	960	1.6%	1,170	1.9%	1,590	2.2%	1,034	2.3%
Unallocated	5,336	—	5,953	—	6,139	—	5,219	—	803	—

Total	$59,825	100.0%	$75,235	100.0%	$92,441	100.0%	$93,964	100.0%	$105,259	100.0%

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $5.60 billion at December 31, 2014. This represented an increase of $714.0 million, or 14.60%, over total deposits of $4.89 billion at December 31, 2013. This increase was due to organic growth primarily from our Centers and the acquisition of ASB. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2014, 2013 and 2012 in the table below.

	For the Year Ended December 31,
	2014		2013		2012
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$2,802,490	—	$2,452,689	—	$2,220,714	—
Interest-bearing deposits
Investment Checking	340,042	0.06%	308,935	0.05%	315,082	0.05%
Money Market	1,272,175	0.25%	1,080,080	0.28%	1,131,268	0.32%
Savings	274,526	0.10%	263,298	0.11%	268,801	0.14%
Time deposits	713,813	0.18%	698,905	0.19%	767,533	0.23%

Total deposits	$5,403,046		$4,803,907		$4,703,398

The amount of noninterest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average demand deposits totaled $2.80 billion for 2014, representing an increase of $349.8 million, or 14.26%, from average demand deposits of $2.45 billion for 2013. Average noninterest-bearing demand deposits represented 51.87% of total average deposits for 2014, compared to 51.06% of total average deposits for 2013.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $1.89 billion for 2014, representing an increase of $234.4 million, or 14.19%, from average savings deposits of $1.65 billion for 2013.

Average time deposits totaled $713.8 million for 2014, representing an increase of $14.9 million, or 2.13%, from total average time deposits of $698.9 million for 2013.

The following table provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2014.

Maturity Distribution of Large Denomination Time Deposits

2014
(Dollars in thousands)
3 months or less	$517,376
Over 3 months through 6 months	82,558
Over 6 months through 12 months	82,714
Over 12 months	19,710

Total	$702,358

Other Borrowed Funds

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 13.18% for 2014, compared to 13.59% for 2013.

The following table summarizes information about our term FHLB advances and repurchase agreements outstanding as of the dates indicated:

	Repurchase Agreements	FHLB Advances	Other Borrowings
	(Dollars in thousands)
At December 31, 2014
Amount outstanding	$563,627	$199,479	$46,000
Weighted-average interest rate	0.29%	4.52%	0.10%
For the year ended December 31, 2014
Highest amount at month-end	$726,063	$199,479	$46,000
Daily-average amount outstanding	$619,147	$199,351	$1,414
Weighted-average interest rate	0.25%	4.52%	0.12%
At December 31, 2013
Amount outstanding	643,251	199,206	69,000
Weighted-average interest rate	0.29%	4.52%	0.06%
For the year ended December 31, 2013
Highest amount at month-end	643,251	199,206	69,000
Daily-average amount outstanding	543,656	199,079	12,554
Weighted-average interest rate	0.28%	4.52%	0.16%
At December 31, 2012
Amount outstanding	$473,244	$198,934	$26,000
Weighted-average interest rate	0.28%	4.52%	0.12%
For the year ended December 31, 2012
Highest amount at month-end	$537,109	$448,821	$26,000
Daily-average amount outstanding	$496,978	$362,741	$411
Weighted-average interest rate	0.31%	4.17%	0.15%

At December 31, 2014, our borrowings included $199.5 million in term FHLB advances, $563.6 million of repurchase agreements, and $46.0 million of other borrowings. At December 31, 2013, our borrowings included $199.2 million in term FHLB advances, $643.3 million in repurchase agreements and other borrowings of $69.0 million.

At December 31, 2014, borrowed funds totaled $809.1 million. This represented a decrease of $102.4 million, or 11.23%, from total borrowed funds of $911.5 million at December 31, 2013. During 2012, we redeemed $250.0 million of our FHLB advances, which carried an average coupon of 3.39% and a weighted average remaining life of 2.6 years. The repayment of these advances, which resulted in a $20.4 million pre-tax debt termination expense as reflected in other operating expense, was funded from Citizens Business Bank deposits. At December 31, 2014, we had $46.0 million of overnight borrowings with the FHLB at a cost of 10 basis points.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2014 and December 31, 2013, total customer repurchases were $563.6 million and $643.3 million, respectively, with weighted average interest rates of 0.29%.

We have one remaining borrowing agreement with the Federal Home Loan Bank with an outstanding balance of $199.5 million at December 31, 2014 and $199.2 million at December 31, 2013. The maturity date of the remaining FHLB advance is November 28, 2016. The weighted average interest rate was 4.52% at December, 2014 and 2013. The FHLB holds certain investment securities and loans as collateral for these borrowings.

At December 31, 2014, $2.78 billion of loans and $3.11 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2014:

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
		(Dollars in thousands)
Deposits (1)	$5,604,658	$5,580,601	$17,116	$6,208	$733
Customer repurchase agreements (1)	563,627	563,627	—	—	—
FHLB advances (1)	199,479	—	199,479	—	—
Other borrowings	46,000	46,000	—	—	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	10,291	787	1,097	457	7,950
Operating leases	19,605	5,479	8,968	4,313	845
Advertising agreements	3,336	1,136	1,600	600	—

Total	$6,472,770	$6,197,630	$228,260	$11,578	$35,302

(1)	Amounts exclude accrued interest.

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

At December 31, 2014, the Bank had $46.0 million of overnight borrowings with the FHLB at a cost of 10 basis points.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2014:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$342,158	$255,545	$55,555	$16,295	$14,763
SBA	358	175	158	25	—
Real estate:
Commercial real estate	63,562	21,806	12,023	25,278	4,455
Construction	52,161	15,578	36,583	—	—
Dairy & livestock and agribusiness (1)	175,399	118,687	56,712	—	—
Consumer and other loans	60,806	5,384	5,276	10,374	39,772

Total Commitment to extend credit	694,444	417,175	166,307	51,972	58,990
Obligations under letters of credit	34,636	31,658	2,778	200	—

Total	$729,080	$448,833	$169,085	$52,172	$58,990

(1)	Total commitments to extend credit to agribusiness were $11.0 million at December 31, 2014.

As of December 31, 2014, we had commitments to extend credit of approximately $694.4 million, and obligations under letters of credit of $34.6 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded a reduction in the provision for unfunded loan commitments of $1.3 million for 2014, compared to a provision of $500,000 for 2013. The Company had a reserve for unfunded loan commitments of $7.7 million as of December 31, 2014 and $9.1 million as of December 31, 2013 included in other liabilities.

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

The Company’s equity capital was $878.1 million at December 31, 2014. This represented an increase of $106.2 million, or 13.76%, from equity capital of $771.9 million at December 31, 2013. The increase in 2014 resulted from $104.0 million in net earnings, a $40.4 million increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio and $4.2 million for shares issued pursuant to our stock-based compensation plan, offset by $42.4 million for common stock dividends declared.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At December 31, 2014, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

For further information about our capital ratios, see Item 1. Business — Capital Adequacy Requirements.

During 2014, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.400 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During 2014, we repurchased 344,493 of shares of our common stock outstanding. As of December 31, 2014, we have 7,420,678 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of December 31, 2014, and December 31, 2013.

			December 31, 2014		December 31, 2013
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	10.86%	10.77%	11.30%	11.20%
Tier 1 risk-based capital ratio	4.00%	6.00%	16.99%	16.85%	17.83%	17.67%
Total risk-based capital ratio	8.00%	10.00%	18.24%	18.11%	19.09%	18.93%

As a result of recently adopted federal regulatory changes to capital requirements (Basel III), which will become effective for us commencing in 2015, our board of directors, in consultation with management, will continue to assess the adequacy and components of our capital seeks to ensure that we meet all required regulatory standards.

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

The major lending categories are commercial and industrial loans, SBA loans, owner-occupied and non owner-occupied commercial real estate loans, construction loans, dairy and livestock loans, agricultural loans, residential real estate loans, and various consumer loan products. Loans underwritten to borrowers within these diverse categories require underwriting and documentation suited to the unique characteristics and inherent risks involved.

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

SBA loans require credit structures that conform to the various requirements of the SBA programs specific to the type of loan request and the Bank’s loan policy as it relates to these loans. The SBA 7(a) loans are similar to the commercial and industrial loans that are tailored to the specific purpose of the business loan, involving a thorough analysis of the borrower’s business, cash flow, collateral, industry risks, economic risks, credit, character, and guarantor support for both the Bank and the SBA. Once granted the SBA 7(a) loans require the Bank to follow SBA servicing guidelines to maintain the SBA guaranty which typically ranges from 50% to 75% depending on the type of 7(a) loan. SBA 504 loans are similar to the Bank’s Owner-occupied real estate loans. As such they are primarily based upon the capacity and stability of the cash flow generated by the occupying business and the market value of the collateral, among other things. When the Bank funds an SBA 504 transaction, which includes the 50% first trust deed loan and the 40% second trust deed loan, the initial risk is centered in completing the SBA’s requirements to provide for the payoff of the second trust deed loan from the subordinated debenture. Once the 504 second is paid off, the remaining first trust deed loan is then managed under the same requirements applied to the Bank’s owner-occupied commercial real estate loan. It should be noted that both the SBA 7(a) and 504 programs provide loans for commercial real estate acquisition. However, the terms and advances rates available under the 7(a) program are outside of the Bank’s standard loan programs and risk profile and therefore require a credit enhancement in the form of the SBA guaranty. Additionally, the interest rates for the 7(a) program are typically variable and can adjust as often as monthly with quarterly adjustment the most typical. SBA 504 loan interest rates for the first trust deed loan are at the Bank’s discretion and subject to competitive pressures from other banks.

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For 2014, the loan to deposit ratio averaged 66.61%, compared to an average ratio of 70.64% for 2013 and 72.95% for 2012. The ratio of loans to deposits and customer repurchases averaged 59.76% for 2013, 63.46% for 2013 and 65.98% for 2012.

CVB is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank to CVB. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or CVB to pay dividends or make other distributions.

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

At December 31, 2014, approximately $98.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. See Item 1. Business — Regulation and Supervision — Dividends. As of December 31, 2014, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $87.7 million for 2014, compared to $111.8 million and $154.8 million for 2013 and 2012, respectively. The decrease in cash provided by operating activities for 2014 was primarily attributed to an increase in vendor and employee payments and an increase in income taxes paid, partially offset by an increase in interest and dividends received.

Net cash used in investing activities totaled $268.5 million for 2014, compared to $378.5 million and $221.1 million for 2013 and 2012, respectively. The decrease in cash used in investing activities for 2014 was primarily the result of a decrease in purchases of investment securities, a decrease in loan and lease finance receivables, an increase in proceeds from maturity of interest-earning balances with other depository institutions and the acquisition of ASB, net of cash paid, partially offset by a decrease in proceeds from repayment, maturity and sale of investment securities.

Net cash provided by financing activities totaled $191.9 million for 2014, compared to $262.9 million for 2013 and net cash used in financing activities of $180.6 million for 2012. The decrease in cash provided by financing activities for 2014 was primarily due to a decrease in customer repurchase agreements and repayment of other borrowings, partially offset by an increase in deposits and repayment of junior subordinated debentures in 2013.

At December 31, 2014, cash and cash equivalents totaled $105.8 million. This represented an increase of $11.1 million, or 11.70%, over a total of $94.7 million at December 31, 2013.

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

The table below provides the actual balances as of December 31, 2014 of interest-earning assets and interest-bearing liabilities, including the average rate earned or paid for 2014, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2014	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
	(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$3,137,158	2.61%	$250,393	$301,989	$239,629	$1,277,028	$1,068,119	$3,137,158
Investment securities held-to-maturity	1,528	5.07%	—	—	—	1,528	—	2,177
Investment in FHLB stock	25,338	7.68%	—	—	—	—	25,338	25,338
Interest-earning deposits with other institutions	27,118	0.35%	27,118	—	—	—	—	27,118
Loans and lease finance receivables (2)	3,824,196	4.87%	604,842	279,481	255,907	258,100	2,425,866	3,794,454

Total interest-earning assets	$7,015,338		$882,353	$581,470	$495,536	$1,536,656	$3,519,323	$6,986,245

Interest-bearing liabilities:
Interest-bearing deposits	$2,738,293	0.19%	$2,714,235	$15,506	$1,610	$856	$6,086	$2,739,221
Borrowings	809,106	1.34%	609,627	—	199,479	—	—	822,607
Junior subordinated debentures	25,774	1.63%	—	—	—	—	25,774	26,005

Total interest-bearing liabilities	$3,573,173		$3,323,862	$15,506	$201,089	$856	$31,860	$3,587,833

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Gross loans, net of deferred loan fees. Average rate does not reflect discount accretion on PCI loans. The estimated fair value is net of PCI discount and allowance for loan losses.

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

The table below provides the Bank’s maturity/re-pricing gap analysis at December 31, 2014, and 2013. We had a negative cumulative 180-day gap of $1.1 billion and a negative cumulative 365-days gap of $580.3 million at December 31, 2014. This represented an increase of $124.3 million, over the 180-day cumulative negative gap of $967.1 million at December 31, 2013. In theory, this would indicate that at December 31, 2014, $1.1 billion more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

Asset and Liability Maturity/Repricing Gap

	December 31, 2014
	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
	(Dollars in thousands)
Earning Assets:
Interest-earning deposits with other institutions	$12,027	$1,288	$21,458	$3,083	$37,856
Investment securities at carrying value	157,015	132,592	289,840	2,559,239	3,138,686
Loans held-for-sale	—	—	—	—	—
Gross loans, net of deferred fees	1,083,302	187,297	355,433	2,198,164	3,824,196

Total	$1,252,344	$321,177	$666,731	$4,760,486	$7,000,738

Interest-Bearing Liabilities:
Savings deposits	$1,374,131	$29,695	$54,966	$503,294	$1,962,086
Time deposits	550,829	100,681	100,639	24,058	776,207
FHLB advances and other borrowings	609,627	—	—	199,479	809,106
Junior subordinated debentures	—	—	—	25,774	25,774

Total	$2,534,587	$130,376	$155,605	$752,605	$3,573,173

Period GAP	$(1,282,243)	$190,801	$511,126	$4,007,882	$3,427,565

Cumulative GAP	$(1,282,243)	$(1,091,442)	$(580,316)	$3,427,565

	December 31, 2013
	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
	(Dollars in thousands)
2013
Earning Assets:
Interest-earning deposits with other institutions	$5,917	$—	$70,000	$—	$75,917
Investment securities at carrying value	128,716	91,941	191,730	2,253,032	2,665,419
Loans held-for-sale	3,667	—	—	—	3,667
Gross loans, net of deferred fees	1,046,903	152,211	275,443	2,084,463	3,559,020

Total	$1,185,203	$244,152	$537,173	$4,337,495	$6,304,023

Interest-Bearing Liabilities:
Savings deposits	$1,088,875	$—	$—	$557,236	$1,646,111
Time deposits	475,383	94,192	95,478	16,487	681,540
FHLB advances and other borrowings	712,251	—	—	199,206	911,457
Junior subordinated debentures	25,774	—	—	—	25,774

Total	$2,302,283	$94,192	$95,478	$772,929	$3,264,882

Period GAP	$(1,117,080)	$149,960	$441,695	$3,564,566	$3,039,141

Cumulative GAP	$(1,117,080)	$(967,120)	$(525,425)	$3,039,141

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

Approximately $2.22 billion, or 71%, of the total investment portfolio at December 31, 2014 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2014:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(2.79%)
- 100 basis points	(0.84%)

(1)	Changes from the base case for a 12-month period.

Based on our current models, we believe that the interest rate risk profile of the balance sheet is matched with asset sensitive bias over a two year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

•

We have $461.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

•	Our secured borrowing capacity with the FHLB was $2.86 billion, of which $2.66 billion was available as of December 31, 2014.

Transaction Risk

Transaction risk is the risk to earnings or capital arising from problems in service, activity or product delivery. This risk is significant within any bank and is interconnected with other risk categories in most activities throughout the Company. Transaction risk is a function of internal controls, information systems, associate integrity, and operating processes. It arises daily throughout the Company as transactions are processed. It pervades all divisions, departments and centers and is inherent in all products and services we offer.

In general, transaction risk is defined as high, medium or low by the Company. The audit plan ensures that high risk areas are reviewed annually. We utilize internal auditors and independent audit firms to test key controls of operational processes and to audit information systems, compliance management program, loan review and trust services.

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

Our Risk Management Policy and Program includes an audit program aimed at identifying problems and ensuring that problems are corrected. The audit program includes two levels of review. One is in-depth audits performed by our internal audit department under the direction of the Chief Auditor and supplemented by independent external firms, and the other is periodic monitoring performed by the Risk Management Division. Each year, an Audit Plan for the Company is developed and approved by the Audit Committee of the Board.

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

Cybersecurity Risk

Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, devices, financial control, customer internet banking, email data processing systems or applications. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action. While we have implemented various measures which seek to protect our Company and Bank from the risk of fraud, data security breaches or service interruptions, there can be no assurance that these measures will be effective in preventing breaches or losses for us or our customers.

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

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We currently do not enter into futures, forwards, or option contracts. For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations presented elsewhere in this report. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2014.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CVB Financial Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 2, 2015

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

During the fiscal quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following table summarizes information as of December 31, 2014 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,688,326	$10.92	10,821,822
Equity compensation plans not approved by security holders	—	$—	—

Total	1,688,326	$10.92	10,821,822

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

Reference is made to the Index to Financial Statements on page 86 for a list of financial statements filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements on page 86 for the listing of supplementary financial statement schedules required by this item.

(3) Exhibits

The listing of exhibits required by this item is set forth in the Index to Exhibits on page 156 of this Annual Report on Form 10-K.

(b)	Exhibits

See Index to Exhibits on Page 156 of this Form 10-K.

(c)	Financial Statement Schedules

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2015.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND V. O’BRIEN III Raymond V. O’Brien III	Chairman of the Board	March 2, 2015

/s/ GEORGE. A. BORBA, JR. George A. Borba, Jr.	Vice Chairman	March 2, 2015

/s/ STEPHEN A. DEL GUERCIO Stephen A. Del Guercio	Director	March 2, 2015

/s/ ROBERT M. JACOBY Robert M. Jacoby	Director	March 2, 2015

/s/ HAL W. OSWALT Hal W. Oswalt	Director	March 2, 2015

/s/ SAN E. VACCARO San E. Vaccaro	Director	March 2, 2015

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ RICHARD C. THOMAS Richard C. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$95,030	$88,776
Interest-earning balances due from Federal Reserve	10,738	5,917

Total cash and cash equivalents	105,768	94,693

Interest-earning balances due from depository institutions	27,118	70,000
Investment securities available-for-sale, at fair value (with amortized cost of $3,083,582 at December 31, 2014, and $2,679,727 at December 31, 2013)	3,137,158	2,663,642
Investment securities held-to-maturity	1,528	1,777
Investment in stock of Federal Home Loan Bank (FHLB)	25,338	32,331
Loans held-for-sale	—	3,667
Loans and lease finance receivables	3,817,067	3,546,231
Allowance for loan losses	(59,825)	(75,235)

Net loans and lease finance receivables	3,757,242	3,470,996

Premises and equipment, net	33,591	32,831
Bank owned life insurance	126,927	123,168
Accrued interest receivable	23,194	22,051
Intangibles	3,214	2,261
Goodwill	74,244	55,097
FDIC loss sharing asset	299	4,764
Other real estate owned	5,637	6,979
Income taxes	31,461	59,786
Other assets	25,201	20,924

TOTAL ASSETS	$7,377,920	$6,664,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,866,365	$2,562,980
Interest-bearing	2,738,293	2,327,651

Total deposits	5,604,658	4,890,631
Customer repurchase agreements	563,627	643,251
FHLB advances	199,479	199,206
Other borrowings	46,000	69,000
Accrued interest payable	1,161	1,111
Deferred compensation	10,291	9,449
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	—	3,533
Other liabilities	48,821	51,125

TOTAL LIABILITIES	6,499,811	5,893,080

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 105,893,216 at December 31, 2014, and 105,370,170 at December 31, 2013.	495,220	491,068
Retained earnings	351,814	290,149
Accumulated other comprehensive income, net of tax	31,075	(9,330)

Total stockholders’ equity	878,109	771,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,377,920	$6,664,967

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Interest income:
Loans and leases, including fees	$181,619	$179,631	$205,753
Investment securities:
Taxable	47,465	28,374	32,025
Tax-advantaged	20,913	22,025	22,718

Total investment income	68,378	50,399	54,743
Dividends from FHLB stock	2,130	2,033	671
Federal funds sold	427	221	616
Interest-earning deposits with other institutions	349	489	439

Total interest income	252,903	232,773	262,222

Interest expense:
Deposits	4,977	4,887	5,911
Borrowings	10,991	10,999	16,662
Junior subordinated debentures	421	621	2,699

Total interest expense	16,389	16,507	25,272

Net interest income before provision for loan losses	236,514	216,266	236,950
(Recapture of) provision for loan losses	(16,100)	(16,750)	—

Net interest income after provision for loan losses	252,614	233,016	236,950

Noninterest income:
Service charges on deposit accounts	15,778	15,923	16,106
Trust and investment services	8,118	8,071	8,169
Bankcard services	3,386	3,481	3,650
BOLI income	2,428	2,511	2,973
Gain on sale of loans held-for-sale	6,001	—	—
Gain on sale of investment securities, net	—	2,094	—
Decrease in FDIC loss sharing asset, net	(3,591)	(12,860)	(21,916)
Gain on OREO, net	1,020	3,131	1,544
Other	3,272	2,936	5,377

Total noninterest income	36,412	25,287	15,903

Noninterest expense:
Salaries and employee benefits	77,118	71,015	68,496
Occupancy and equipment	15,264	14,504	15,473
Professional services	6,018	5,709	7,170
Software licenses and maintenance	4,464	4,671	4,279
Promotion	5,195	4,681	4,869
Provision for unfunded loan commitments	(1,250)	500	(1,000)
Amortization of intangible assets	1,137	1,127	2,159
Debt termination expense	—	—	20,379
OREO expense	307	856	2,146
Insurance reimbursements	(372)	(4,155)	(921)
Acquisition related expenses	1,973	—	—
Other	16,375	15,120	15,110

Total noninterest expense	126,229	114,028	138,160

Earnings before income taxes	162,797	144,275	114,693

Income taxes	58,776	48,667	37,413

Net earnings	$104,021	$95,608	$77,280

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period	$69,661	$(88,562)	$3,074
Less: Reclassification adjustment for net gain on securities included in net income	—	(2,094)	—

Other comprehensive (loss) income, before tax	69,661	(90,656)	3,074
Less: income tax benefit (expense) related to items of other comprehensive income	(29,256)	38,075	(1,292)

Other comprehensive (loss) income, net of tax	40,405	(52,581)	1,782

Comprehensive income	$144,426	$43,027	$79,062

Basic earnings per common share	$0.98	$0.91	$0.74
Diluted earnings per common share	$0.98	$0.91	$0.74
Cash dividends declared per common share	$0.400	$0.385	$0.340

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance January 1, 2012	104,482	479,973	193,372	41,469	714,814
Repurchase of common stock	(5)	(54)			(54)
Exercise of stock options	292	2,557			2,557
Tax benefit from exercise of stock options		194			194
Shares issued pursuant to stock-based compensation plan	121	2,039			2,039
Cash dividends declared on Common ($0.340 per share)			(35,642)		(35,642)
Net earnings			77,280		77,280
Other comprehensive income				1,782	1,782

Balance December 31, 2012	104,890	484,709	235,010	43,251	762,970

Repurchase of common stock	(42)	(559)			(559)
Exercise of stock options	428	4,517			4,517
Tax benefit from exercise of stock options		475			475
Shares issued pursuant to stock-based compensation plan	94	1,926			1,926
Cash dividends declared on Common ($0.385 per share)			(40,469)		(40,469)
Net earnings			95,608		95,608
Other comprehensive income				(52,581)	(52,581)

Balance December 31, 2013	105,370	491,068	290,149	(9,330)	771,887

Repurchase of common stock	(384)	(5,474)			(5,474)
Exercise of stock options	512	5,522			5,522
Tax benefit from exercise of stock options		1,116			1,116
Shares issued pursuant to stock-based compensation plan	395	2,988			2,988
Cash dividends declared on Common ($0.400 per share)			(42,356)		(42,356)
Net earnings			104,021		104,021
Other comprehensive income (loss)				40,405	40,405

Balance December 31, 2014	105,893	$495,220	$351,814	$31,075	$878,109

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and dividends received	$263,878	$244,205	$264,482
Service charges and other fees received	34,527	30,494	36,399
Interest paid	(16,067)	(16,616)	(27,034)
Net cash paid to vendors and employees	(134,913)	(93,076)	(130,605)
Income taxes paid	(58,589)	(53,200)	(7,455)
(Payments to) proceeds from FDIC loss share agreement	(1,134)	4	18,974

Net cash provided by operating activities	87,702	111,811	154,761

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of FHLB stock	10,413	24,320	16,038
Proceeds from maturity of interest-earning balances from depository institutions	63,687	—	—
Purchases of interest-earning balances from depository institutions	(10,000)	—	—
Proceeds from sale of investment securities	—	99,155	—
Proceeds from repayment of investment securities	349,473	414,881	559,187
Proceeds from maturity of investment securities	75,916	80,546	84,345
Purchases of investment securities	(805,544)	(920,657)	(942,710)
Net (increase) decrease in loan and lease finance receivables	(16,767)	(87,276)	48,001
Proceeds from sale of loans	9,668	—	—
Proceeds from sales of premises and equipment	663	25	27
Purchase of premises and equipment	(1,893)	(2,421)	(4,271)
Proceeds from sales of other real estate owned	5,825	12,971	18,295
Cash acquired on purchase of American Security Bank, net of cash paid	50,038	—	—

Net cash used in investing activities	(268,521)	(378,456)	(221,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction deposits	291,005	149,271	292,422
Net increase (decrease) in time deposits	44,647	(32,627)	(122,983)
Repayment of FHLB advances	—	—	(250,000)
Repayment of junior subordinated debentures	—	(41,238)	(48,043)
Net (decrease) increase in other borrowings	(23,000)	43,000	26,000
Net (decrease) increase in customer repurchase agreements	(79,624)	170,007	(36,126)
Cash dividends on common stock	(42,298)	(29,939)	(44,552)
Repurchase of common stock	(5,474)	(559)	(54)
Proceeds from exercise of stock options	5,522	4,517	2,557
Tax benefit related to exercise of stock options	1,116	475	194

Net cash provided by (used in) financing activities	191,894	262,907	(180,585)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,075	(3,738)	(246,912)
CASH AND CASH EQUIVALENTS, beginning of period	94,693	98,431	345,343

CASH AND CASH EQUIVALENTS, end of period	$105,768	$94,693	$98,431

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net earnings	$104,021	$95,608	$77,280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of loans held-for-sale	(6,001)	—	—
Gain on sale of investment securities	—	(2,094)	—
Loss (gain) on sale of premises and equipment, net	66	(14)	70
Gain on sale of other real estate owned	(957)	(3,048)	(1,393)
Amortization of capitalized prepayment penalty on borrowings	273	272	272
Increase in bank owned life insurance	(2,314)	(2,435)	(3,612)
Net amortization of premiums and discounts on investment securities	21,020	27,064	24,082
Accretion of PCI discount	(5,825)	(12,856)	(22,607)
Provision for loan losses	(16,100)	(16,750)	—
Provision for unfunded loan commitments	(1,250)	500	(1,000)
Valuation adjustment on other real estate owned	65	489	1,047
Change in FDIC loss share asset	3,591	12,860	21,916
(Payments to) proceeds from FDIC loss share agreement	(1,134)	4	18,974
Stock-based compensation	2,988	1,926	2,039
Depreciation and amortization, net	559	2,449	7,532
Change in accrued interest receivable	(419)	304	1,157
Change in accrued interest payable	5	(382)	(2,033)
Change in other assets and liabilities	(10,886)	7,914	31,037

Total adjustments	(16,319)	16,203	77,481

Net cash provided by operating activities	$87,702	$111,811	$154,761

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$—	$3,533	$—
Transfer of loans to other real estate owned	$1,963	$1,492	$10,246
Transfer of loans held for investment to loans held-for-sale	$—	$3,667	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2014

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

On May 15, 2014, we acquired American Security Bank (“ASB”), a Newport Beach, CA headquartered regional bank with approximately $433 million in total assets and five branch locations throughout Orange County, San Bernardino County, and Los Angeles County. Our consolidated financial statements for 2014 include ASB operations, post-merger. In the latter half of the third quarter of 2014, we converted the ASB core operating system into the CBB application infrastructure, consolidated branch locations, and closed two electronic banking vestibules. See Note 4 — Business Combinations, included herein.

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

Loans Held-for-Sale — Loans held-for-sale include loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for loan losses (“ALLL”). Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Any subsequent decline in value or any subsequent gain on sale of the loan(s) is recorded to current earnings and reported as part of other noninterest income. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any loans sold.

Loans and Lease Finance Receivables — Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees and purchase price discounts. Purchase Credit Impaired (“PCI”) loans are those loans that when we acquired them were deemed to be impaired. PCI loans are included in total loans and lease finance receivables as of December 31, 2014. Refer to Note 7, “Loans and Lease Finance Receivables” for total loans, excluding PCI loans, by type and to Note 6, — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are unfunded, the related unfunded amounts are not reflected in the accompanying consolidated financial statements.

The Company receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, Small Business Administration (“SBA”) loans, real estate mortgages, assets utilized in dairy & livestock and agribusiness, and various personal property assets utilized in commercial and industrial business governed by the Uniform Commercial Code.

Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs and purchase price discounts are recognized in interest income over the loan term using the effective-yield method.

Interest on loans and lease finance receivables, excluding PCI loans, is credited to income based on the principal amounts of such loans or receivables outstanding. Loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Loans, excluding PCI loans, on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, the accrual of interest on loans, excluding PCI loans, is discontinued when the loan becomes 90 days past due, or when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors, and this determination involves significant judgment. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method. Nonaccrual loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months. A nonaccrual loan may return to accrual status sooner based on other significant events or mitigating circumstances. This policy is consistently applied to all classes of loans and lease finance receivables, excluding PCI loans.

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

In the fourth quarter ended December 31, 2013, the Bank implemented a change in its methodology to calculate the Allowance for Loan and Lease Losses (“ALLL”). Previously, the Bank used an annual three-year look-back period of historical losses, segmented by loan type, with the loss factors updated annually to include the current year’s loss experience in the fourth quarter of each year. In the selection of an appropriate look-back period, management considered that its historical loss experience was low in the most recent three year period and higher in the past fourth and fifth year. The three-year average loss factor for 2011 to 2013 would have been less than the previously used 2010 to 2012 three-year average loss factor. External factors that were considered were the improving credit environment and the stabilizing economy. The impact on our methodology was to reduce the volatility of credit losses. In determining the look-back period, management considered the period used to develop the historical loss rate should be long enough to capture sufficient loss data. We determined that a rolling twenty quarters look-back period was appropriate as of December 31, 2013 because we believe it represents the best indicator of inherent losses within the loan portfolio as many of the economic factors in the early stages of the economic recovery still exist.

Purchase Credit Impaired Loans — Purchase Credit Impaired (“PCI”) loans are those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we were “covered” for reimbursement for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. We account for PCI loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool). Refer to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type at December 31, 2014.

A provision for loan losses on the PCI portfolio will be recorded if there is deterioration in the expected cash flows on PCI loans as a result of deteriorated credit quality, compared to those previously. The portion of the loss on SJB loans reimbursable from the FDIC was recorded in noninterest income as a decrease in the FDIC loss sharing asset. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are recognized by recording a provision for loan losses on acquired impaired loans. Loans accounted for as part of a pool are measured based on the expected cash flows of the entire pool.

FDIC Loss Sharing Asset — On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of SJB from the FDIC in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC covered a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets” during the term of the indemnification agreement.” Under the terms of such loss sharing agreement, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries up to $144.0 million with respect to “covered” assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement covered 5 years for commercial loans and covers 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date.

The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset was dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset were determined on the same basis as the loss estimates on the related covered loans and is the present value of the cash flows the Company expected to collect from the FDIC under the loss sharing agreement. The difference between the present value and the undiscounted cash flow the Company expected to collect from the FDIC was accreted (or amortized) into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset was adjusted for any changes in expected cash flows based on covered loan performance. Any increases in the cash flows of covered loans over those expected reduced the FDIC indemnification asset and any decreases in the cash flows of covered loans over those acquired decreased the FDIC indemnification asset, with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life. These increases and decreases to the FDIC indemnification asset were recorded as adjustments to noninterest income. As the loss sharing agreement for commercial loans expired on October 16, 2014, the receivable at December 31, 2014 reflect amounts for which we expect reimbursement from the FDIC.

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

Goodwill and Intangible Assets — Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2014.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Fair Value of Financial Instruments — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 20 — Fair Value

Information of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

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

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 17 — Earnings Per Share Reconciliation of these consolidated financial statements.

Stock-Based Compensation — Consistent with the provisions of ASC 718, Stock Compensation, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At December 31, 2014, the Company has three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Additional information is included in Note 18 — Stock Option Plans and Restricted Stock Awards of the consolidated financial statements included herein.

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

CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario and Newport Beach. CitizensTrust has approximately $2.41 billion in assets under administration, including $1.87 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 15 — Commitments and Contingencies at December 31, 2014, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements — In January 2014, the FASB issued ASU No. 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Qualified Affordable Housing Projects.” This ASU allows reporting entities to make an accounting policy election concerning investments in Low Income Housing Tax Credit (“LIHTC”) programs, that meet specified conditions, to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of LIHTC investments, that meet the specified conditions, may be amortized in proportion to the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. This ASU is effective beginning after December 15, 2014. This ASU is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” This ASU clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans receivable to other real estate owned. ASU 2014-04 defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan. This ASU is effective for us on January 1, 2015 and can be applied either prospectively or using a modified retrospective transition method, and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 — Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period”. The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effects of ASU 2014-12 on its consolidated financial statements and disclosures, if any.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new guidance reduces the number of consolidation models from four to two as well as simplifies the FASB Accounting Standards Codification and improves GAAP by placing more of an emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing the consolidation conclusions for public and private companies in several industries that typically make use of VIE’s. ASU 2015-02 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4. BUSINESS COMBINATIONS

American Security Bank Acquisition

On May 15, 2014, the Bank acquired all of the assets and assumed all of the liabilities of ASB for $57.0 million in cash. As a result, ASB was merged with CBB, the principal subsidiary of CVB. The Company believes this transaction serves to further expand its footprint in Southern California. At close, ASB had five branches located in the Southern California communities of: Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also had two electronic branch vestibules in the High Desert area of California and a loan production office in Ontario, California. In the latter half of the third quarter of 2014, branch locations were consolidated and the two electronic banking vestibules were closed. By the end of 2014, the integration of ASB into CBB was completed. This included personnel decisions, center consolidations and system conversions.

Goodwill of $19.1 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired.

The total fair value of assets acquired approximated $436.4 million, which included $117.8 million in cash and cash due from banks, $44.5 million in investment securities available for sale, $1.9 million in FHLB stock, $242.7 million in loans receivable, $4.8 million in fixed assets, $2.1 million in core deposit intangible assets acquired, $1.6 million in OREO, and $1.8 million in other assets. The total fair value of liabilities assumed was $379.4 million, which included $378.4 million in deposits and $1.0 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of May 15, 2014. The assets acquired and liabilities assumed have been accounted for under the purchase accounting method. The final purchase price allocation was completed in the fourth quarter of 2014.

We have included the financial results of the business combination in the consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the year ended December 31, 2014, the Company incurred non-recurring merger related expenses associated with the ASB acquisition of $2.0 million.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$339,071	$—	$(8,228)	$330,843	10.55%
Residential mortgage-backed securities	1,884,370	36,154	(3,028)	1,917,496	61.12%
CMOs / REMICs — residential	297,318	7,050	(277)	304,091	9.69%
Municipal bonds	557,823	22,463	(645)	579,641	18.48%
Other securities	5,000	87	—	5,087	0.16%

Total	$3,083,582	$65,754	$(12,178)	$3,137,158	100.00%

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$350,378	$22	$(23,875)	$326,525	12.26%
Residential mortgage-backed securities	1,391,631	13,100	(24,788)	1,379,943	51.81%
CMOs / REMICs — residential	361,573	6,576	(1,974)	366,175	13.75%
Municipal bonds	571,145	18,839	(3,893)	586,091	22.00%
Other securities	5,000	—	(92)	4,908	0.18%

Total	$2,679,727	$38,537	$(54,622)	$2,663,642	100.00%

Approximately 81% of the available-for-sale portfolio at December 31, 2014 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2014 and 2013. At December 31, 2014, the Bank had $343,000 in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored).

During 2013, management identified 13 securities with a par value of $94.2 million that were experiencing accelerated prepayment speeds that were causing a deterioration in yield. These securities were sold and the Company recognized a net pre-tax gain on sale of $2.1 million. There were no realized gains or losses for the year ended December 31, 2014.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014, and 2013. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs /REMICs — residential	—	—	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	—	—	—	—	—	—

Total	$43,813	$55	$509,509	$12,123	$553,322	$12,178

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$267,936	$20,514	$38,563	$3,361	$306,499	$23,875
Residential mortgage-backed securities	851,621	23,313	22,999	1,475	874,620	24,788
CMOs / REMICs — residential	104,322	1,780	17,747	194	122,069	1,974
Municipal bonds	47,116	3,359	10,338	534	57,454	3,893
Other securities	4,908	92	—	—	4,908	92

Total	$1,275,903	$49,058	$89,647	$5,564	$1,365,550	$54,622

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

As of December 31, 2014, the unrealized loss on this security was zero and the current fair value on the security was 81% of the current par value. This Alt-A bond, with a book value of $1.5 million as of December 31, 2014, has had $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of December 31, 2014. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment recognized in earnings for the years ended December 31, 2014, and 2013.

Government Agency & Government-Sponsored Enterprise — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of December 31, 2014, approximately $223.2 million in U.S. government agency bonds were callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMO/REMICs — Almost all of the available-for-sale mortgage-backed and CMO/REMICs securities are issued by government agencies or government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4 years. Of the total MBS/CMO, 99.98% have the implied guarantee of U.S. government-sponsored agencies and enterprises. The remaining 0.02% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds — The majority of the Company’s municipal bonds are insured by the largest bond insurance companies with maturities of approximately 8.5 years. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2014.

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

At December 31, 2014, and 2013, investment securities having a carrying value of approximately $3.11 billion and $2.60 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	December 31, 2014
	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$156,040	$159,389
Due after one year through five years	2,056,835	2,107,877
Due after five years through ten years	757,260	754,160
Due after ten years	113,447	115,732

Total	$3,083,582	$3,137,158

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2014.

6. ACQUIRED SJB ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired SJB and entered into a loss sharing agreements with the FDIC that is more fully discussed in the Significant Accounting Policies (Note 3) included herein. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The acquired loans were accounted for as PCI loans. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain was the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

At December 31, 2014, the remaining discount associated with the PCI loans approximated $7.1 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $4.6 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 4 years and 0.3 years, respectively. The loss sharing agreement for commercial loans expired October 16, 2014. The FDIC loss sharing asset of $299,000 at December 31, 2014 reflects the amount for which we expect reimbursement from the FDIC.

The following tables provide a summary of PCI loans and lease finance receivables by type and their credit quality indicators as of December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$14,605	$19,047
SBA	1,110	1,414
Real estate:
Commercial real estate	109,350	141,141
Construction	—	644
SFR mortgage	205	313
Dairy & livestock and agribusiness	4,890	6,000
Municipal lease finance receivables	—	—
Consumer and other loans	3,336	4,545

Gross PCI loans	133,496	173,104
Less: Purchase accounting discount	(7,129)	(12,789)

Gross PCI loans, net of discount	126,367	160,315
Less: Allowance for PCI loan losses	—	—

Net PCI loans	$126,367	$160,315

Credit Quality Indicators

The following table summarizes PCI loans by internal risk ratings by loan class as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Pass	$26,706	$38,961
Watch list	77,371	74,369
Special mention	8,203	15,492
Substandard	21,216	44,241
Doubtful & loss	—	41

Total PCI gross loans	$133,496	$173,104

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for PCI loans. The ALLL for PCI loans is determined separately, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully discussed in Note 3 — Summary of Significant Accounting Policies. As of December 31, 2014 and 2013, the Company had zero allowance for loan losses recorded for PCI loans.

FDIC Loss Sharing Asset

The following table summarizes the activity related to the FDIC loss sharing asset for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$4,764	$18,489
FDIC share of additional losses, net of recoveries	342	(81)
Cash paid to (received from) FDIC, net	1,134	(4)
Net amortization (1)	(3,932)	(12,779)
Other reductions, net	(2,009)	(861)

Balance, end of period	$299	$4,764

(1)	Net amortization included accelerated amortization as a result of loans being paid off in full, sold, or transferred to OREO.

Through December 31, 2014, the Bank has submitted claims to the FDIC for net losses on PCI loans totaling $122.0 million.

7. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$390,011	$376,800
SBA	134,265	135,992
Real estate:
Commercial real estate	2,487,803	2,207,515
Construction	55,173	47,109
SFR mortgage	205,124	189,233
Dairy & livestock and agribusiness	279,173	294,292
Municipal lease finance receivables	77,834	89,106
Consumer and other loans	69,884	55,103

Gross loans, excluding PCI loans,	3,699,267	3,395,150
Less:
Deferred loan fees, net	(8,567)	(9,234)

Gross loans, excluding PCI loans, net of deferred loan fees	3,690,700	3,385,916
Less: Allowance for loan losses	(59,825)	(75,235)

Net loans, excluding PCI loans	3,630,875	3,310,681

PCI Loans	133,496	173,104
Discount on PCI loans	(7,129)	(12,789)

PCI loans, net	126,367	160,315

Total loans and lease finance receivables	$3,757,242	$3,470,996

As of December 31, 2014, 67.25% of the total loan portfolio consisted of commercial real estate loans and 1.49% of the total loan portfolio consisted of construction loans, respectively. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. At December 31, 2014, the Company held approximately $1.79 billion of fixed rate loans.

At December 31, 2014 and 2013, loans totaling $2.78 billion and $2.31 billion, respectively, were pledged to secure the borrowings from the FHLB and the Federal Reserve Bank.

Loans Held-for-Sale

The following table provides a summary of the activity related to loans held-for-sale for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$3,667	$—
Originations of mortgage loans	—	485
Sales of mortgage loans	—	(485)
Transfer of mortgage loans to held for investment	—	—
Sales of other loans	(3,667)	—
Transfers of other loans to held-for-sale	—	3,667
Write-down of loans held-for-sale	—	—

Balance, end of period	$—	$3,667

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

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added provision that the weaknesses make collection or the liquidation, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the assets, their classifications as losses are deferred until their more exact status may be determined.

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

The following table summarizes each class of loans, excluding PCI loans, according to internal risk ratings as of December 31, 2014 and 2013:

	December 31, 2014
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$234,029	$105,904	$33,795	$16,031	$252	$390,011
SBA	84,769	24,124	15,858	7,920	1,594	134,265
Real estate:
Commercial real estate
Owner occupied	552,072	159,908	46,248	32,139	—	790,367
Non-owner occupied	1,347,006	241,809	56,353	52,268	—	1,697,436
Construction
Speculative	28,310	613	—	7,651	—	36,574
Non-speculative	18,071	528	—	—	—	18,599
SFR mortgage	174,311	20,218	2,442	8,153	—	205,124
Dairy & livestock and agribusiness	174,783	85,660	8,612	10,015	103	279,173
Municipal lease finance receivables	35,463	22,349	20,022	—	—	77,834
Consumer and other loans	62,904	2,233	1,789	2,763	195	69,884

Total gross loans, excluding PCI loans	$2,711,718	$663,346	$185,119	$136,940	$2,144	$3,699,267

	December 31, 2013
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$228,976	$100,016	$38,219	$9,560	$29	$376,800
SBA	83,951	28,052	15,198	8,390	401	135,992
Real estate:
Commercial real estate
Owner occupied	449,853	147,165	74,999	57,934	—	729,951
Non-owner occupied	1,104,065	242,431	81,088	49,980	—	1,477,564
Construction
Speculative	8,611	21	1,529	17,617	—	27,778
Non-speculative	6,940	3,190	—	9,201	—	19,331
SFR mortgage	152,500	20,485	3,302	12,946	—	189,233
Dairy & livestock and agribusiness	43,588	86,580	92,514	69,005	2,605	294,292
Municipal lease finance receivables	43,445	18,338	20,893	6,430	—	89,106
Consumer and other loans	43,225	6,938	3,449	1,491	—	55,103

Total gross loans, excluding PCI loans	$2,165,154	$653,216	$331,191	$242,554	$3,035	$3,395,150

Allowance for Loan losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 — Summary of Significant Accounting Policies for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at December 31, 2014 and 2013. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans, excluding PCI loans, by portfolio segment as of December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$8,502	$(888)	$873	$(1,413)	$7,074
SBA	2,332	(50)	114	161	2,557
Real estate:
Commercial real estate	39,402	(353)	140	(5,816)	33,373
Construction	1,305	—	885	(1,202)	988
SFR mortgage	2,718	—	401	(775)	2,344
Dairy & livestock and agribusiness	11,728	(1,061)	492	(5,680)	5,479
Municipal lease finance receivables	2,335	—	—	(923)	1,412
Consumer and other loans	960	(17)	154	165	1,262
Unallocated	5,953	—	—	(617)	5,336

Total allowance for loan losses	$75,235	$(2,369)	$3,059	$(16,100)	$59,825

	For the Year Ended December 31, 2013
	Ending Balance December 31, 2012	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$8,901	$(2,491)	$544	$1,548	$8,502
SBA	2,751	—	215	(634)	2,332
Real estate:
Commercial real estate	47,457	—	402	(8,457)	39,402
Construction	2,291	—	703	(1,689)	1,305
SFR mortgage	3,448	(252)	367	(845)	2,718
Dairy & livestock and agribusiness	18,696	—	109	(7,077)	11,728
Municipal lease finance receivables	1,588	—	—	747	2,335
Consumer and other loans	1,170	(108)	55	(157)	960
Unallocated	6,139	—	—	(186)	5,953

Total allowance for loan losses	$92,441	$(2,851)	$2,395	$(16,750)	$75,235

	For the Year Ended December 31, 2012
	Ending Balance December 31, 2011	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$8,030	$(1,158)	$876	$1,153	$8,901
SBA	2,624	(101)	404	(176)	2,751
Real estate:
Commercial real estate	47,841	(1,873)	514	975	47,457
Construction	4,947	—	1,139	(3,795)	2,291
SFR mortgage	4,032	(642)	(108)	166	3,448
Dairy & livestock and agribusiness	17,278	(1,150)	166	2,402	18,696
Municipal lease finance receivables	2,403	—	—	(815)	1,588
Consumer and other loans	1,590	(283)	36	(173)	1,170
Unallocated	5,219	—	—	920	6,139

Total allowance for loan losses	$93,964	$(5,207)	$3,027	$657	$92,441

The following tables present the recorded investment in loans held-for-investment, excluding PCI loans, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses as December 31, 2014 and 2013:

	December 31, 2014
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$3,020	$386,991	$615	$6,459
SBA	3,180	131,085	296	2,261
Real estate:
Commercial real estate	48,011	2,439,792	154	33,219
Construction	7,651	47,522	—	988
SFR mortgage	6,979	198,145	35	2,309
Dairy & livestock and agribusiness	15,796	263,377	—	5,479
Municipal lease finance receivables	—	77,834	—	1,412
Consumer and other loans	1,155	58,749	449	813
Unallocated	—	9,980	—	5,336

Total	$85,792	$3,613,475	$1,549	$58,276

	December 31, 2013
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$3,348	$373,452	$293	$8,209
SBA	1,685	134,307	72	2,260
Real estate:
Commercial real estate	33,440	2,174,075	—	39,402
Construction	26,818	20,291	—	1,305
SFR mortgage	11,405	177,828	103	2,615
Dairy & livestock and agribusiness	29,812	264,480	2,702	9,026
Municipal lease finance receivables	—	89,106	—	2,335
Consumer and other loans	401	54,702	4	956
Unallocated				5,953

Total	$106,909	$3,288,241	$3,174	$72,061

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 — Summary of Significant Accounting Policies for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

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

The following tables present the recorded investment in the aging of past due and nonaccrual loans, excluding PCI loans, by class of loans as of December 31, 2014 and 2013:

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Lease Finance Receivables
	(Dollars in thousands)
Commercial and industrial	$943	$35	$978	$2,308	$386,725	390,011
SBA	75	—	75	2,481	131,709	134,265
Real estate:
Commercial real estate
Owner occupied	36	86	122	4,072	786,173	790,367
Non-owner occupied	—	—	—	19,246	1,678,190	1,697,436
Construction
Speculative	—	—	—		36,574	36,574
Non-speculative	—	—	—	—	18,599	18,599
SFR mortgage	425	—	425	3,240	201,459	205,124
Dairy & livestock and agribusiness	—	—	—	103	279,070	279,173
Municipal lease finance receivables	—	—	—	—	77,834	77,834
Consumer and other loans	64	17	81	736	69,067	69,884

Total gross loans, excluding PCI loans	$1,543	$138	$1,681	$32,186	$3,665,400	$3,699,267

(1)	As of December 31, 2014, $20.1 million of nonaccruing loans were current, $3.7 million were 30-59 days past due, $8.5 million were 90+ days past due.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Lease Finance Receivables
	(Dollars in thousands)
Commercial and industrial	$900	$93	$993	$2,175	$373,632	$376,800
SBA	—	—	—	1,686	134,306	135,992
Real estate:
Commercial real estate
Owner occupied	220	—	220	4,105	725,626	729,951
Non-owner occupied	303	—	303	8,305	1,468,956	1,477,564
Construction
Speculative	—	—	—	9,966	17,812	27,778
Non-speculative	—	—	—	—	19,331	19,331
SFR mortgage	773	935	1,708	7,577	179,948	189,233
Dairy & livestock and agribusiness	—	—	—	5,739	288,553	294,292
Municipal lease finance receivables	—	—	—	—	89,106	89,106
Consumer and other loans	75	—	75	401	54,627	55,103

Total gross loans, excluding PCI loans	$2,271	$1,028	$3,299	$39,954	$3,351,897	$3,395,150

(1)	As of December 31, 2013, $23.9 million of nonaccruing loans were current, $473,000 were 30-59 days past due, $854,000 were 60-89 days past due, and $14.7 million were 90+ days past due.

Impaired Loans

At December 31, 2014, the Company had impaired loans, excluding PCI loans, of $85.8 million. Of this amount, there was, $3.2 million of nonaccrual SFR mortgage loans, $23.3 million of nonaccrual commercial real estate loans, $2.3 million of nonaccrual commercial and industrial loans, $2.5 million of SBA loans, $103,000 of nonaccrual dairy & livestock and agribusiness loans and $736,000 of consumer and other loans. These impaired loans included $73.9 million of loans whose terms were modified in a troubled debt restructuring, of which $20.3 million are classified as nonaccrual. The remaining balance of $53.6 million consisted of 36 loans performing according to the restructured terms. The impaired loans had a specific allowance of $1.5 million at December 31, 2014. At December 31, 2013, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $106.9 million with a related allowance of $3.2 million.

The following tables present held-for-investment loans, excluding PCI loans, individually evaluated for impairment by class of loans, as of December 31, 2014, 2013 and 2012:

	As of and For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,391	$3,624	$—	$2,487	$41
SBA	1,853	2,197	—	1,886	53
Real estate:
Commercial real estate
Owner occupied	16,961	18,166	—	18,027	938
Non-owner occupied	30,068	38,156	—	30,133	723
Construction
Speculative	7,651	7,651	—	7,651	310
Non-speculative	—	—	—	—	—
SFR mortgage	6,512	7,493	—	6,566	110
Dairy & livestock and agribusiness	15,796	17,587	—	19,060	1,057
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	673	1,094	—	623	2

Total	81,905	95,968	—	86,433	3,234

With a related allowance recorded:
Commercial and industrial	629	698	615	552	—
SBA	1,327	1,591	296	714	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	982	1,278	154	573	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	467	484	35	474	—
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	482	508	449	285	—

Total	3,887	4,559	1,549	2,598	—

Total impaired loans	$85,792	$100,527	$1,549	$89,031	$3,234

	As of and For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,055	$3,843	$—	$3,248	$66
SBA	1,613	2,084	—	1,717	—
Real estate:
Commercial real estate
Owner occupied	13,041	14,133	—	13,463	548
Non-owner occupied	20,399	26,155	—	21,313	817
Construction
Speculative	17,617	18,408	—	18,043	310
Non-speculative	9,201	9,201	—	9,217	572
SFR mortgage	10,919	12,516	—	10,408	103
Dairy & livestock and agribusiness	17,702	17,702	—	19,205	434
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	385	445	—	389	—

Total	93,932	104,487	—	97,003	2,850

With a related allowance recorded:
Commercial and industrial	293	301	293	305	—
SBA	72	78	72	81	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	486	489	103	479	—
Dairy & livestock and agribusiness	12,110	12,783	2,702	13,377	209
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	16	19	4	18	—

Total	12,977	13,670	3,174	14,260	209

Total impaired loans	$106,909	$118,157	$3,174	$111,263	$3,059

	As of and For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,936	$2,476	$—	$2,131	$43
SBA	1,449	1,739	—	1,635	—
Real estate:
Commercial real estate
Owner occupied	13,478	14,569	—	14,459	397
Non-owner occupied	28,639	38,633	—	29,801	670
Construction
Speculative	21,314	21,607	—	21,650	311
Non-speculative	9,219	9,219	—	9,219	574
SFR mortgage	11,079	14,342	—	11,292	54
Dairy & livestock and agribusiness	12,406	13,756	—	11,834	173
Municipal lease finance receivables	263	263	—	443	5
Consumer and other loans	142	196	—	145	—

Total	99,925	116,800	—	102,609	2,227

With a related allowance recorded:
Commercial and industrial	304	327	289	387	—
SBA	—	—	—	—	—
Real estate:
Commercial real estate
Owner occupied	19	19	2	28	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	3,766	4,071	434	3,363	—
Dairy & livestock and agribusiness	4,303	4,340	1,596	4,017	73
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	73	74	11	75	—

Total	8,465	8,831	2,332	7,870	73

Total impaired loans	$108,390	$125,631	$2,332	$110,479	$2,300

The Company recognizes the charge-off of impairment allowance on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of December 31, 2014 and 2013 have already been written down to their estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Construction was completed on one $9.6 million impaired construction speculative loans which was therefore reflected as a nonperforming commercial real estate loan as of December 31, 2014.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded a reduction of the reserve for unfunded loan commitments of $1.3 million for the year ended December 31, 2014, compared with a provision for unfunded loan commitments of $500,000 for the year ended December 31, 2013 and a $1.0 million reduction of the reserve for the year ended December 31, 2012. As of December 31, 2014 and December 31, 2013, the balance in this reserve was $7.8 million and $9.1 million, respectively, and was included in other liabilities.

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

As of December 31 2014, there were $73.9 million of loans classified as a TDR, of which $20.3 million were nonperforming and $53.6 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2014, performing TDRs were comprised primarily of 11 commercial real estate loans of $24.7 million, one construction loan of $7.7 million, eight dairy & livestock loans of $15.7 million, 11 SFR mortgage loans of $3.7 million, three commercial and industrial loans of $711,000, and one SBA loan of $699,000. There were no loans removed from TDR classification for the years ended December 31, 2014 and 2013.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $726,000 and $2.7 million of specific allowance to TDRs as of December 31, 2014 and December 31, 2013, respectively.

The following table provides a summary of the activity related to TDRs for the years ended December 31, 2014, and 2013:

	For the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$66,955	$50,392
New modifications	462	30,796
Payoffs and payments, net	(14,527)	(15,492)
TDRs returned to accrual status	699	1,259
TDRs placed on nonaccrual status	—	—

Ending balance	$53,589	$66,955

	For the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$25,119	$31,309
New modifications (1)	4,372	4,187
Charge-offs	(1,061)	(92)
Payoffs and payments, net	(7,446)	(9,026)
TDRs returned to accrual status	(699)	(1,259)
TDRs placed on nonaccrual status	—	—

Ending balance	$20,285	$25,119

The following are the loans modified as troubled debt restructurings for the years ended December 31, 2014, 2013, and 2012:

Modifications (1)

	For the Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2014	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction (3)(4)	3	$553	$553	$522	$185
Change in amortization period or maturity	—	—	—	—	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction (3)	1	199	—	187	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Non-owner occupied
Interest rate reduction (3)	3	3,573	—	3,469
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity
Consumer
Interest rate reduction (4)	1	421	421	419	—

Total loans	8	$4,746	$974	$4,597	$185

	For the Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	4	621	621	570	95
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	168	168	138	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Construction:
Speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
SFR mortgage:
Interest rate reduction	3	1,365	1,365	1,349	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	10	26,915	26,915	22,662	149

Total loans	18	$29,069	$29,069	$24,719	$244

	For the Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31 2012	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	1	$80	$80	$66	$—
Change in amortization period or maturity	8	2,301	2,301	1,817	3
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	6	4,225	4,225	3,903	—
Non-owner occupied
Interest rate reduction	1	3,378	3,378	3,359	—
Change in amortization period or maturity	4	5,906	5,906	5,303	—
Construction:
Speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	10,966	10,966	10,663	—
Non-speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Other	—	—	—	—	—
SFR mortgage:
Interest rate reduction	1	399	399	398	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	7	9,447	9,447	9,184	—
Municipal lease finance receivables
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	519	519	263	—

Total loans	31	$37,221	$37,221	$34,956	$3

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
(3)	New modifications for the year ended December 31, 2014 included six TDR’s acquired from ASB.
(4)	New modifications for the year ended December 31, 2014 included three TDR’s that encompass both an interest rate reduction and a maturity extension.

As of December 31 2014, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the year ended December 31, 2014.

As of December 31 2013, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the year ended December 31, 2013.

As of December 31 2012, there was one construction loan with an outstanding balance of $10.7 million and one commercial real estate loan with an outstanding balance of $2.4 million that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the year ended December 31, 2012.

8. OTHER REAL ESTATE OWNED

The following table summarizes the activity related to total OREO for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$6,979	$15,899
Additions	3,591	1,492
Dispositions	(4,868)	(9,923)
Valuation adjustments	(65)	(489)

Balance, end of period	$5,637	$6,979

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the years indicated:

	As of And for the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$55,097	$55,097
Addition from the ASB acquisition	19,147	—

Balance, end of period	$74,244	$55,097

The following summarizes activity of amortizable core deposit intangible (“CDI”) assets for the years ended December 31, 2014 and 2013:

	As of And For the Year Ended December 31,
	2014			2013
	Gross CDI Amount	Accumulated Amortization	Net CDI Amount	Gross Carrying Amount	Accumulated Amortization	Net CDI Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$31,999	$(29,738)	$2,261	$31,999	$(28,610)	$3,389
Additions due to acquisitions	2,090			—

Balance of intangible assets, end of period	$34,089	$(30,875)	$3,214	$31,999	$(29,738)	$2,261

Aggregate amortization expense:
For year ended December 31,	$1,137			$1,127
Estimated Amortization Expense:
For the year ended December 31, 2015	$949
For the year ended December 31, 2016	737
For the year ended December 31, 2017	631
For the year ended December 31, 2018	562
For the year ended December 31, 2019	335
Thereafter	—

At December 31, 2014 the weighted average remaining life of intangible assets is approximately 1.5 years. The weighted average remaining life of the intangible asset related to the ASB acquisition is 1.4 years.

10. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as of December 31, 2014 and 2013, respectively:

	As of December 31,
	2014	2013
	(Dollars in thousands)
Land	$8,425	$8,329
Bank premises	48,481	47,535
Furniture and equipment	39,272	39,502

Premises and equipment, gross	96,178	95,366
Accumulated depreciation and amortization	(62,587)	(62,535)

Premises and equipment, net	$33,591	$32,831

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2022, at which time the Company can exercise options that could extend certain leases through 2034. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014, excluding property taxes and insurance, are as follows:

Year:	As of December 31, 2014
(Dollars in thousands)
2015	$5,479
2016	4,915
2017	4,053
2018	2,746
2019	1,567
Thereafter	845

Total	$19,605

Total rental expense for the Company was approximately $5.7 million, $5.5 million and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

11. OTHER ASSETS

Other assets were comprised of the following as of December 31, 2014 and 2013, respectively:

	As of December 31,
	2014	2013
	(Dollars in thousands)
Prepaid Expenses	$4,109	$3,703
Interest Rate Swaps	10,080	10,846
Other Assets	11,012	6,375

	$25,201	$20,924

12. INCOME TAXES

Income tax expense consists of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current provision:
Federal	$38,957	$38,881	$35,089
State	15,968	13,996	15,910

	54,925	52,877	50,999

Deferred provision (benefit):
Federal	2,534	(3,260)	(10,102)
State	1,317	(950)	(3,484)

	3,851	(4,210)	(13,586)

Total	$58,776	$48,667	$37,413

Income tax asset consists of the following:

	As of December 31,
	2014	2013
	(Dollars in thousands)
Current:
Federal	$4,522	$2,838
State	4,437	1,337

	8,959	4,175

Deferred:
Federal	18,304	42,545
State	4,198	13,066

	22,502	55,611

Total	$31,461	$59,786

The components of the net deferred tax asset are as follows:

	As of December 31,
	2014	2013
	(Dollars in thousands)
Federal
Deferred tax assets:
Bad debt and credit loss deduction	$23,805	$29,700
Net operating loss carryforward	672	781
Deferred compensation	3,300	3,024
Other intangibles	5	8
PCI loans	23,667	26,360
California franchise tax	3,461	1,629
Unrealized loss on investment securities, net	—	5,012
Other, net	6,140	4,907

Gross deferred tax asset	61,050	71,421

Deferred tax liabilities:
Depreciation	4,019	5,489
Intangibles — acquistions	1,858	2,024
FDIC indemnification asset	13,831	14,269
FHLB stock	3,913	4,388
Deferred income	2,430	2,706
Unrealized gain on investment securities, net	16,695	—

Gross deferred tax liability	42,746	28,876

Net deferred tax asset — federal	$18,304	$42,545

State
Deferred tax assets:
Bad debt and credit loss deduction	$6,014	$8,226
Net operating loss carryforward	34	34
Deferred compensation	1,030	942
Other intangibles	668	620
FDIC indemnification asset	6,498	6,363
Unrealized loss on investment securities, net	—	1,744
Other, net	1,911	1,554

Gross deferred tax asset	16,155	19,483

Deferred tax liabilities:
Depreciation	589	1,058
PCI loans	4,389	3,935
FHLB stock	797	945
Deferred income	374	479
Unrealized gain on investment securities, net	5,808	—

Gross deferred tax liability	11,957	6,417

Net deferred tax asset — state	$4,198	$13,066

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For the Year Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$56,979	35.0%	$50,496	35.0%	$40,143	35.0%
State franchise taxes, net of federal benefit	11,233	6.9%	8,734	6.1%	8,081	7.0%
Tax-exempt income	(8,622)	(5.3%)	(10,189)	(7.1%)	(10,654)	(9.3%)
Tax credits	(1,014)	(0.6%)	(940)	(0.7%)	(1,279)	(1.1%)
Other, net	200	0.1%	566	0.4%	1,122	1.0%

Provision for income taxes	$58,776	36.1%	$48,667	33.7%	$37,413	32.6%

The change in unrecognized tax benefits in 2014 and 2013 follows:

	For the Year Ended December 31,
	2014	2013
	( Dollars in thousands )
Balance, beginning of period	$3,016	$889
Additions for tax positions related to prior years	—	1,603
Reductions due to lapse of statue of limitations	—	524

Balance, end of period	$3,016	$3,016

The total amount of unrecognized tax benefits at December 31, 2014, of $3.0 million would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2013 was $196,000. The Company records interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2008 through 2014 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2006 through 2014 are open to audit by state authorities.

13. DEPOSITS

The table below summarizes deposits by type:

	December 31, 2014		December 31, 2013
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$2,866,365	51.1%	$2,562,980	52.4%
Interest-bearing deposits
Savings deposits	1,962,086	35.0%	1,646,111	33.7%
Time deposits	776,207	13.9%	681,540	13.9%

Total deposits	$5,604,658	100.0%	$4,890,631	100.0%

Time deposits with balances of $100,000 or more amounted to approximately $702.4 million and $611.9 million at December 31, 2014 and 2013, respectively. Interest expense on such deposits amounted to approximately $1.1 million, $1.1 million, and $1.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the scheduled maturities of time certificates of deposit are as follows:

Year of maturity:	December 31, 2014
(Dollars in thousands)
2015	$752,149
2016	15,506
2017	1,610
2018	856
2019 and thereafter	6,086

Total	$776,207

At December 31, 2014, the Company had a single public depositor with certificates of deposit balances of approximately $280.0 million. These certificates mature January through March 2015.

14. BORROWINGS

Customer Repurchase Agreements

In November 2006, the Bank began a repurchase agreement product with its customers. This product, known as Citizens Sweep Manager, sells the Bank’s securities overnight to its customers under an agreement to repurchase them the next day. As of December 31, 2014 and 2013, total funds borrowed under these agreements were $563.6 million and $643.3 million, respectively, with weighted average interest rates of 0.24% and 0.29%.

Federal Home Loan Bank Advances

During 2009 and 2008, the Bank entered into borrowing agreements with the FHLB. The Bank had $199.5 million of a term FHLB advance at December 31, 2014 with a weighted average rate of 4.52% and $199.2 million at December 31, 2013 with a weighted average rate of 4.52% and maturity date of November 28, 2016. FHLB held certain investment securities and loans of the Bank as collateral for these borrowings. The average outstanding balance for 2014 and 2013 was $199.4 million and $199.1 million, respectively. The maximum outstanding at any month-end was $199.5 million during 2014 and $199.2 million during 2013.

At December 31, 2014, $2.78 billion of loans and $3.11 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The Bank incurred prepayment penalties on borrowings of zero in 2014 and 2013, and $20.4 million in 2012.

Other Borrowings

At December 31, 2014, the Bank had $46.0 million of overnight borrowings with the FHLB at a cost of 10 basis points, compared to $69.0 million of overnight borrowings with the FHLB at a cost of 6 basis points at December 31, 2013.

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

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2014, these securities continue to be outstanding.

15. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2014 and 2013, the Bank had commitments to extend credit of approximately $694.4 million and $588.9 million, respectively, and obligations under letters of credit of $34.6 million and $37.0 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank has a reserve for unfunded loan commitments of $7.8 million as of December 31, 2014 and $9.1 million as of December 31, 2013.

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

At December 31, 2014, the Bank has available lines of credit totaling $3.37 billion from correspondent banks, FHLB and Federal Reserve Bank of which $2.90 billion were secured.

Other Contingencies

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. As of December 31, 2014, the Company does not have any litigation reserves.

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

16. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2014, the Company has various deferred compensation plans, and severance arrangements it assumed through the acquisition of other banks in prior years. These plans require the Company to make periodic payments to former employees upon retirement, upon a change in control, and in certain instances, to beneficiaries of former employees upon death. Payments made by the Company under these agreements totaled approximately $866,000, $881,000, and $961,000 for each of the years ended December 31, 2014, 2013, and 2012, respectively. The total expense recorded by the Company for these deferred compensation agreements was approximately $544,000, $561,000, and $494,000 for each of the years ended December 31, 2014, 2013, and 2012, respectively.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the Plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company during the years ended December 31, 2014, 2013, and 2012.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The Plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The Bank, however, does fund the cost of these plans through the purchase of life insurance policies, which are recorded in other assets of the consolidated balance sheets. The amounts funded by employees totaled $2.1 million as of December 31, 2014.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $3.1 million in 2014, $2.7 million in 2013 and $2.4 million in 2012.

17. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For the years ended December 31, 2014, 2013, and 2012, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 213,000, 744,000, and 1.3 million, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$104,021	$95,608	$77,280
Less: Net earnings allocated to restricted stock	544	298	247

Net earnings allocated to common shareholders	$103,477	$95,310	$77,033

Weighted average shares outstanding	105,239	104,729	104,419
Basic earnings per common share	$0.98	$0.91	$0.74

Diluted earnings per common share:
Net income allocated to common shareholders	$103,477	$95,310	$77,033

Weighted average shares outstanding	105,239	104,729	104,419
Incremental shares from assumed exercise of outstanding options	520	397	239

Diluted weighted average shares outstanding	105,759	105,126	104,658
Diluted earnings per common share	$0.98	$0.91	$0.74

18. STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. The 2008 Equity Incentive Plan replaced the 2000 Stock Option Plan. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2014, we have 390,698 outstanding options under our 2000 Stock Option Plan.

Stock Options

The Company expensed $876,000, $850,000, and $1.1 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated fair value of the options granted during 2014 and prior years was calculated using the Black-Scholes options pricing model. There were 169,000, 45,000 and 248,000 options granted during 2014, 2013, and 2012, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2014, 2013, and 2012, was estimated on the date of grant using the following weighted-average assumptions:

	For the Year Ended December 31,
	2014	2013	2012
Dividend yield	2.6%	2.9%	2.9%
Volatility	50.3%	50.5%	51.0%
Risk-free interest rate	1.5%	1.2%	1.1%
Expected life	6.3 years	6.6 years	6.8 years
Weighted average grant date fair value	$5.70	$4.68	$4.44

The expected volatility is solely based on the daily historical stock price volatility over the expected option life. The expected life of options granted is derived from the output of the option valuation model and represents the period of time an optionee will hold an option before exercising it. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury five-year constant maturity yield curve in effect at the time of the grant. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2014 was 6.0%.

Option activity under the Company’s stock option plans as of and for the year ended December 31, 2014 was as follows:

	Number of Stock Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	2,106	$10.61
Granted	169	14.80
Exercised	(512)	10.79
Forfeited or expired	(75)	11.83

Outstanding at December 31, 2014	1,688	$10.92	4.55	$8,618

Vested or expected to vest at December 31, 2014	1,646	$10.90	4.48	$8,431
Exercisable at December 31, 2014	1,317	$10.41	3.60	$7,390

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.5 million, $1.4 million, and $618,000, respectively.

As of December 31, 2014, there was a total of $1.3 million in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.4 years. The total fair value of options vested was $841,000, $918,000,, and $1.1 million during 2014, 2013, and 2012, respectively. Cash received from stock option exercises was $5.5 million, $4.5 million, and $2.6 million, in 2014, 2013, and 2012, respectively.

At December 31, 2014, options for the purchase of 1,688,326 shares of the Company’s common stock were outstanding under the above plans, of which options to purchase 1,316,726, shares were exercisable at prices ranging from $7.68 to $16.97.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock

Under the 2008 Equity Incentive Plan, the Company granted 400,000, 100,000, and 173,000 restricted stock awards during 2014, 2013, and 2012 respectively. The weighted average grant date fair value of restricted stock awards granted in 2014, 2013, and 2012 was $14.78 per share, $13.25 per share, and $11.10 per share, respectively. These awards will vest, in equal installments, over a five-year period.

Compensation cost is recognized over the requisite service period, which is five years, and amounted to $2.1 million, $1.1 million and $911,000 during the years ended December 31, 2014, 2013 and 2012, respectively. Total unrecognized compensation cost related to restricted stock awards was $6.3 million at December 31, 2014.

Activity related to the Company’s non-vested restricted shares for the year ended December 31, 2013, is presented below:

	Shares (In thousands)	Weighted Average Fair Value
Nonvested at January 1, 2014	311	$10.87
Granted	400	14.78
Vested	(135)	10.31
Forfeited	(6)	11.41

Nonvested at December 31, 2014	570	$13.81

Under the 2008 Equity Incentive Plan, 1,021,822 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2014 and 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014 and 2013, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2014 and 2013, the Company had $25.0 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2014, and 2013:

						To Be Well Capitalized
			For Capital			under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital (to Risk- Weighted Assets)
Company	$853,147	18.24%	$374,144	≥	8.00%			N/A
Bank	$845,951	18.11%	$373,758	≥	8.00%	$467,197	≥	10.00%
Tier I Capital (to Risk- Weighted Assets)
Company	$794,576	16.99%	$187,072	≥	4.00%			N/A
Bank	$787,439	16.85%	$186,879	≥	4.00%	$280,318	≥	6.00%
Tier I Capital (to Average- Assets)
Company	$794,576	10.86%	$292,615	≥	4.00%			N/A
Bank	$787,439	10.77%	$292,392	≥	4.00%	$365,490	≥	5.00%
As of December 31, 2013:
Total Capital (to Risk- Weighted Assets)
Company	$801,719	19.09%	$336,008	≥	8.00%			N/A
Bank	$794,239	18.93%	$335,740	≥	8.00%	$419,675	≥	10.00%
Tier I Capital (to Risk- Weighted Assets)
Company	$748,825	17.83%	$168,004	≥	4.00%			N/A
Bank	$741,386	17.67%	$167,870	≥	4.00%	$251,805	≥	6.00%
Tier I Capital (to Average- Assets)
Company	$748,825	11.30%	$265,035	≥	4.00%			N/A
Bank	$741,386	11.20%	$264,893	≥	4.00%	$331,117	≥	5.00%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2014, declare and pay additional dividends of approximately $98 million.

20. FAIR VALUE INFORMATION

Fair Value Hierarchy

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. Available-for-sale investment securities are recorded at fair value on a recurring basis. The Company may be required to reflect other assets at fair value on a non-recurring basis, such as OREO, impaired loans, investment securities held-to-maturity, goodwill and identified intangible assets. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. These non-recurring fair value adjustments typically involve the lower-of-cost or fair value accounting for individual assets.

In accordance with the Fair Value Measurement and Disclosure topic of the Codification, the Company bases its fair values on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company groups its assets and liabilities measured at fair value into a three-level hierarchy based on the markets in which the respective assets and liabilities are traded and the reliability of the assumptions used to determine the fair values. The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2014. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 includes highly liquid assets such as cash and cash equivalents.

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

There were no transfers in and out of Levels 1, 2 or 3 measurement during the years ended December 31, 2014 and 2013.

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

Investment Securities Held–to–Maturity — Investment securities held-to-maturity are valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held-to-maturity investment as a level 3 valuation.

Investment Securities Available-for-Sale — Investment securities available-for-sale (“AFS”) are generally valued based upon quotes obtained from an independent third-party pricing service. This service uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities — AFS:
Government agency	$330,843	$—	$330,843	$—
Residential mortgage-backed securities	1,917,496	—	1,917,496	—
CMO’s / REMIC’s —residential	304,091	—	304,091	—
Municipal bonds	579,641	—	579,641	—
Other securities	5,087	—	5,087	—

Total investment securities — AFS	3,137,158	—	3,137,158	—
Interest rate swaps	10,080	—	10,080	—

Total assets	$3,147,238	$—	$3,147,238	$—

Description of liability
Interest rate swaps	$10,080	$—	$10,080	$—

Total liabilities	$10,080	$—	$10,080	$—

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities — AFS:
Government agency	$326,525	$—	$326,525	$—
Residential mortgage-backed securities	1,379,943	—	1,379,943	—
CMO’s / REMIC’s — residential	366,175	—	366,175	—
Municipal bonds	586,091	—	586,091	—
Other securities	4,908	—	4,908	—

Total investment securities —AFS	2,663,642	—	2,663,642	—
Interest rate swaps	10,846	—	10,846	—

Total assets	$2,674,488	$—	$2,674,488	$—

Description of liability
Interest rate swaps	$10,846	$—	$10,846	$—

Total liabilities	$10,846	$—	$10,846	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2014 and December 31, 2013, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2014
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$1,911	$—	$—	$1,911	$771
SBA	1,327	—	—	1,327	296
Real estate:
Commercial real estate	2,500	—	—	2,500	271
Construction	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Dairy & livestock and agribusiness	103	—	—	103	1,061
Consumer and other loans	482	—	—	482	447
Other real estate owned	—	—	—	—	—

Total assets	$6,323	$—	$—	$6,323	$2,846

	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2013
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$529	$—	$—	$529	$627
Real estate:
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Dairy & livestock and agribusiness	11,899	—	—	11,899	2,096
Consumer and other loans	2	—	—	2	2
Other real estate owned	504	—	—	504	434

Total assets	$12,934	$—	$—	$12,934	$3,159

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2014 and 2013, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2014
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Assets
Total cash and cash equivalents	$105,768	$105,768	$—	$—	$105,768
Interest-earning balances due from depository institutions	27,118	—	27,118	—	27,118
FHLB stock	25,338	—	25,338	—	25,338
Investment securities available-for-sale	3,137,158	—	3,137,158	—	3,137,158
Investment securities held-to-maturity	1,528	—	—	2,177	2,177
Loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for loan losses	3,757,242	—	—	3,794,454	3,794,454
Accrued interest receivable	23,194	—	23,194	—	23,194
Swaps	10,080	—	10,080	—	10,080

Liabilities
Deposits:
Noninterest-bearing	$2,866,365	$2,866,365	$—	$—	$2,866,365
Interest-bearing	2,738,293	—	2,739,221	—	2,739,221
Borrowings	809,106	—	822,607	—	822,607
Junior subordinated debentures	25,774	—	26,005	—	26,005
Accrued interest payable	1,161	—	1,161	—	1,161
Swaps	10,080	—	10,080	—	10,080

	December 31, 2013
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Assets
Total cash and cash equivalents	$94,693	$94,693	$—	$—	$94,693
Interest-earning balances due from depository institutions	70,000	—	70,000	—	70,000
FHLB stock	32,331	—	32,331	—	32,331
Investment securities available-for-sale	2,663,642	—	2,663,642	—	2,663,642
Investment securities held-to-maturity	1,777	—	—	2,296	2,296
Loans held-for-sale	3,667	—	—	8,897	8,897
Total loans, net of allowance for loan losses	3,470,996	—	—	3,527,725	3,527,725
Accrued interest receivable	22,051	—	22,051	—	22,051
Swaps	10,846	—	10,846	—	10,846

Liabilities
Deposits:
Noninterest-bearing	$2,562,980	$2,562,980	$—	$—	$2,562,980
Interest-bearing	2,327,651	—	2,328,488	—	2,328,488
Borrowings	911,457	—	932,408	—	932,408
Junior subordinated debentures	25,774	—	25,819	—	25,819
Accrued interest payable	1,111	—	1,111	—	1,111
Swaps	10,846	—	10,846	—	10,846

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

21. BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 40 Business Financial Centers and six Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock and agribusiness lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in

“Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods indicated:

	For the Year Ended December 31, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$142,467	$71,369	$39,067	$—	$252,903
Credit for funds provided (1)	31,188	—	46,770	(77,958)	—

Total interest income	173,655	71,369	85,837	(77,958)	252,903

Interest expense	6,494	9,590	305	—	16,389
Charge for funds used (1)	5,123	54,885	17,950	(77,958)	—

Total interest expense	11,617	64,475	18,255	(77,958)	16,389

Net interest income	162,038	6,894	67,582	—	236,514
Provision for loan losses	—	—	(16,100)	—	(16,100)

Net interest income after provision for loan losses	162,038	6,894	83,682	—	252,614

Noninterest income	20,513	—	15,899	—	36,412
Noninterest expense	47,871	784	77,574	—	126,229
Debt termination expense	—	—	—	—	—

Segment pre-tax profit	$134,680	$6,110	$22,007	$—	$162,797

Segment assets as of December 31, 2014	$6,006,415	$3,268,551	$753,068	$(2,650,114)	$7,377,920

(1)	Credit for funds provided and charges for funds used are eliminated in the consolidated presentation.

	For the Year Ended December 31, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$139,369	$53,234	$40,170	$—	$232,773
Credit for funds provided (1)	26,754	—	41,987	(68,741)	—

Total interest income	166,123	53,234	82,157	(68,741)	232,773

Interest expense	6,138	9,700	670	—	16,507
Charge for funds used (1)	3,193	45,269	20,279	(68,741)	—

Total interest expense	9,331	54,969	20,949	(68,741)	16,507

Net interest income	156,793	(1,735)	61,208	—	216,266
Provision for loan losses	—	—	(16,750)	—	(16,750)

Net interest income after provision for loan losses	156,793	(1,735)	77,958	—	233,016

Noninterest income	20,733	2,094	2,460	—	25,287
Noninterest expense	45,268	714	68,046	—	114,028
Debt termination expense	—	—	—	—	—

Segment pre-tax profit	$132,258	$(355)	$12,372	$—	$144,275

Segment assets as of December 31, 2013	$5,405,939	$2,866,760	$710,844	$(2,318,576)	$6,664,967

(1)	Credit for funds provided and charges for funds used are eliminated in the consolidated presentation.

	For the Year Ended December 31, 2012
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$147,726	$56,559	$57,937	$—	$262,222
Credit for funds provided (1)	25,764	—	31,505	(57,269)	—

Total interest income	173,490	56,559	89,442	(57,269)	262,222

Interest expense	7,162	15,396	2,714	—	25,272
Charge for funds used (1)	3,204	41,270	12,795	(57,269)	—

Total interest expense	10,366	56,666	15,509	(57,269)	25,272

Net interest income	163,124	(107)	73,933	—	236,950
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	163,124	(107)	73,933	—	236,950

Noninterest income	22,807	—	(6,904)	—	15,903
Noninterest expense	44,780	729	72,272	—	117,781
Debt termination expense	—	20,379	—	—	20,379

Segment pre-tax profit	$141,151	$(21,215)	$(5,243)	$—	$114,693

Segment assets as of December 31, 2012	$5,196,244	$2,642,445	$637,976	$(2,113,301)	$6,363,364

(1)	Credit for funds provided and charges for funds used are eliminated in the consolidated presentation.

22. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2014, the Bank has entered into 76 interest-rate swap agreements with customers, all of which also involve a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2014, and 2013, the total notional amount of the Company’s swaps was $197.4 million, and $221.5 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below:

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,080	Other liabilities	$10,080

Total derivatives		$10,080		$10,080

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,846	Other liabilities	$10,846

Total derivatives		$10,846		$10,846

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the years ended December 31, 2014, 2013, and 2012:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Year Ended Dec 31,
		2014	2013	2012
		(Dollars in thousands)
Interest rate swaps	Other income	$133	$—	$1,252

Total		$133	$—	$1,252

23. OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of OCI for the years ended December 31, 2014, 2013, and 2012:

	For the Year Ended December 31, 2014
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$69,661	$29,256	$40,405
Net realized gains reclassified into earnings	—	—	—

Net change	$69,661	$29,256	$40,405

	For the Year Ended December 31, 2013
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(88,562)	$(37,196)	$(51,366)
Net realized gains reclassified into earnings (1)	$(2,094)	$(879)	$(1,215)

Net change	$(90,656)	$(38,075)	$(52,581)

	For the Year Ended December 31, 2012
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$3,074	$1,292	$1,782

Net change	$3,074	$1,292	$1,782

(1)	Net realized gains are included in other income in the condensed consolidated statement of earnings and comprehensive income for the year ended December 31, 2013.

The following table provides a summary of the change in accumulated other comprehensive income for years ended December 31, 2014, and 2013:

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2013	$43,251
Net change in fair value recorded in accumulated OCI	(52,581)

Balance, December 31, 2013	$(9,330)

Net change in fair value recorded in accumulated OCI	40,405
Net realized gains reclassified into earnings	—

Balance, December 31, 2014	$31,075

24. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. Our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to the counterparty bank continue to be reported in the Company’s consolidated balance sheets unless the Company defaults. In November 2006, we began a repurchase agreement product with our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells the Bank’s securities overnight to its customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the consolidated balances.

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
December 31, 2014
Financial assets:
Derivatives not designated as hedging instruments	$10,080	$—	$—	$10,080	$—	$10,080

Total	$10,080	$—	$—	$10,080	$—	$10,080

Financial liabilities:
Derivatives not designated as hedging instruments	$10,200	$(120)	$10,080	$120	$(16,734)	$(6,534)
Repurchase agreements	563,627	—	563,627	—	(624,578)	(60,951)

Total	$573,827	$(120)	$573,707	$120	$(641,312)	$(67,485)

December 31, 2013
Financial assets:
Derivatives not designated as hedging instruments	$10,846	$—	$—	$10,846	$—	$10,846

Total	$10,846	$—	$—	$10,846	$—	$10,846

Financial liabilities:
Derivatives not designated as hedging instruments	$12,908	$(2,062)	$10,846	$2,062	$(16,179)	$(3,271)
Repurchase agreements	643,251	—	643,251	—	(649,385)	(6,134)

Total	$656,159	$(2,062)	$654,097	$2,062	$(665,564)	$(9,405)

25. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The parent company only condensed balance sheets as of December 31, 2014 and 2013 and the related condensed statements of earnings and condensed statements of cash flows for each of the three years ended December 31, 2014, 2013, and 2012 are presented below:

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	As of December 31,
	2014	2013
	(Dollars in thousands)
Assets
Investment in subsidiaries	$895,972	$789,448
Other assets, net	19,069	19,120

Total assets	$915,041	$808,568

Liabilities	$36,932	$36,681
Stockholders’ equity	878,109	771,887

Total liabilities and stockholders’ equity	$915,041	$808,568

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$66,119	$33,149	$(1,261)
Dividends from the Bank	41,000	63,000	82,300
Other expense, net	(3,098)	(541)	(3,759)

Net earnings	$104,021	$95,608	$77,280

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$104,021	$95,608	$77,280

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(107,119)	(96,149)	(81,039)
Tax settlement received from the Bank	1,812	1,903	5,240
Stock-based compensation	2,988	1,926	2,039
Other operating activities, net	(3,080)	241	(1,717)

Total adjustments	(105,399)	(92,079)	(75,477)

Net cash (used in) provided by operating activities	(1,378)	3,529	1,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from the Bank	41,000	63,000	82,300

Net cash provided by investing activities	41,000	63,000	82,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of junior subordinated debentures	—	(41,238)	(48,043)
Cash dividends on common stock	(42,298)	(29,939)	(44,552)
Proceeds from exercise of stock options	5,522	4,517	2,557
Tax benefit from exercise of stock options	1,116	475	194
Repurchase of common stock	(5,474)	(559)	(54)

Net cash used in financing activities	(41,134)	(66,744)	(89,898)

NET DECREASE IN CASH AND CASH EQUIVALIENTS	(1,512)	(215)	(5,795)
CASH AND CASH EQUIVALENTS, beginning of year	15,044	15,259	21,054

CASH AND CASH EQUIVALENTS, end of year	$13,532	$15,044	$15,259

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited, quarterly results for the periods indicated:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2014
Net interest income	$56,942	$57,159	$61,238	$61,175
Provision for loan losses	(7,500)	(7,600)	(1,000)	—
Net earnings	28,661	(25,484)	24,295	25,581
Basic earnings per common share	0.27	0.24	0.23	0.24
Diluted earnings per common share	0.27	0.24	0.23	0.24

2013
Net interest income	$54,589	$52,595	$53,973	$55,109
Provision for loan losses	—	(6,200)	(3,750)	(6,800)
Net earnings	21,615	24,466	24,239	25,288
Basic earnings per common share	0.21	0.23	0.23	0.24
Diluted earnings per common share	0.21	0.23	0.23	0.24

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 2, 2015

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of the Company, as amended (2)

3.2	Bylaws of Company, as amended (3)

4.1	Form of Registrant’s Common Stock certificate (4)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated February 4, 2014 †(5)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(6)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(7)

10.2	Chino Valley Bank Profit Sharing Plan, as amended †(8)

10.3	Form of Indemnification Agreement (9)

10.4	CVB Financial Corp. 2010 Executive Incentive Plan †(10)

10.5	CVB Financial Corp. 2000 Stock Option Plan †(11)

10.6(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(12)

10.6(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan †(13)

10.6(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan †(14)

10.6(d)	CVB Financial Coro. Amendment No. 3 to the 2008 Equity Incentive Plan†(15)

10.6(e)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(16)

10.6(f)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(l6)

10.7	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007 †(7)

10.8(a)	Offer letter for Richard C. Thomas, dated November 24, 2010 †(19)

10.8(b)	Severance Compensation Agreement for Richard C. Thomas, dated January 1, 2015 †

10.9(a)	Offer letter for David A. Brager, dated November 17, 2010 †(19)

10.9(b)	Severance Compensation Agreement for David A. Brager, dated January 1, 2015 †

10.10(a)	Offer letter for James F. Dowd, dated May 16, 2008 †(3)

10.10(b)	Severance Compensation Agreement for James F. Dowd, dated January 1, 2015 †

10.11(a)	Offer letter for David C. Harvey, dated December 7, 2009 †(17)

10.11(b)	Severance Compensation Agreement for David C. Harvey, dated January 1, 2015 †

12	Statements regarding computation of ratios

21	Subsidiaries of the Company (18)

23	Consent of KPMG LLP

Exhibit No.

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard C. Thomas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard C. Thomas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).
(c)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on October 20, 2009.
(2)	Incorporated herein by reference from our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(6)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.
(7)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(8)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which is incorporated herein by this reference.
(9)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.
(10)	Incorporated herein by reference from Annex A to our Definitive Proxy Statement filed with the SEC on April 9, 2010.
(11)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.
(12)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(13)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009
(14)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(15)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(16)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on February 6, 2014
(17)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(18)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2013.
(19)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 29, 2012.