Form 10-K/A
period 2014-12-31
CVB FINANCIAL CORP
filed 2015-03-11
CIK 354647

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

1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2014, initially filed with the Securities and Exchange Commission on March 2, 2015 (the “Original Filing”), is being filed for the sole purpose of correcting a typographical error in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of the Original Filing. Within the table in Item 12, the Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans was inadvertently reported as 10,821,822, when the correct number is 1,021,822. Except as stated above, this Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

The corrected Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters table is included below:

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2014 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,688,326	$10.92	1,021,822
Equity compensation plans not approved by security holders	—	$—	—

Total	1,688,326	$10.92	1,021,822

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial	Statements

Reference is made to the Index to Financial Statements at page 86 of the Original Filing for a list of financial statements filed as part of the Annual Report on Form 10-K.

Exhibits

See Index to Exhibits of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2015.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of the Company, as amended (2)

3.2	Bylaws of Company, as amended (3)

4.1	Form of Registrant’s Common Stock certificate (4)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated February 4, 2014 †(5)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(6)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(7)

10.2	Chino Valley Bank Profit Sharing Plan, as amended †(8)

10.3	Form of Indemnification Agreement (9)

10.4	CVB Financial Corp. 2010 Executive Incentive Plan †(10)

10.5	CVB Financial Corp. 2000 Stock Option Plan †(11)

10.6(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(12)

10.6(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan †(13)

10.6(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan †(14)

10.6(d)	CVB Financial Coro. Amendment No. 3 to the 2008 Equity Incentive Plan†(15)

10.6(e)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(16)

10.6(f)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(l6)

10.7	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007 †(7)

10.8(a)	Offer letter for Richard C. Thomas, dated November 24, 2010 †(19)

10.8(b)	Severance Compensation Agreement for Richard C. Thomas, dated January 1, 2015 †(20)

10.9(a)	Offer letter for David A. Brager, dated November 17, 2010 †(19)

10.9(b)	Severance Compensation Agreement for David A. Brager, dated January 1, 2015 †(20)

10.10(a)	Offer letter for James F. Dowd, dated May 16, 2008 †(3)

10.10(b)	Severance Compensation Agreement for James F. Dowd, dated January 1, 2015 †(20)

10.11(a)	Offer letter for David C. Harvey, dated December 7, 2009 †(17)

10.11(b)	Severance Compensation Agreement for David C. Harvey, dated January 1, 2015 †(20)

12	Statements regarding computation of ratios (20)

21	Subsidiaries of the Company (20)

23	Consent of KPMG LLP (20)

Exhibit No.

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard C. Thomas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard C. Thomas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (20)

101.SCH	XBRL Taxonomy Extension Schema Document (20)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (20)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (20)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (20)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (20)

†	Indicates a management contract or compensation plan.
*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).
(c)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on October 20, 2009.
(2)	Incorporated herein by reference from our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(6)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.
(7)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(8)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which is incorporated herein by this reference.
(9)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.
(10)	Incorporated herein by reference from Annex A to our Definitive Proxy Statement filed with the SEC on April 9, 2010.
(11)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.
(12)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(13)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009
(14)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on November 24, 2009.

(15)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(16)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on February 6, 2014
(17)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(18)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2013.
(19)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(20)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 2, 2015.