Form 10-Q
period 2015-03-31
CVB FINANCIAL CORP
filed 2015-05-11
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of common stock of the registrant: 106,256,535 outstanding as of April 30, 2015.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance and results, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory policies, competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations, legal proceedings or investigations, management hiring and retention and other similar forecasts and statements of expectations or assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic and market conditions and events and the impact they may have on the Company, our customers and/or our assets and liabilities; our ability to attract and maintain deposits, borrowings and other sources of funding or liquidity; supply and demand for real estate and renewed fluctuation or periodic deterioration in values of real estate in California or other jurisdictions where we lend, whether involving residential or commercial property; a prolonged slowdown or decline in sales or construction activity; changes in the financial performance and/or condition of our loan and deposit customers or key vendors or counterparties; changes in the levels of performing and nonperforming assets and charge-offs; the cost or effect of acquisitions or divestitures we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, bank or holding company capital levels, securities, employment, executive compensation, insurance, compliance, vendor management and information security) with which we and our subsidiaries must comply; changes in the applicability or costs of deposit insurance; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant legal, regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats, including theft or loss of Company or customer funds, loss of system functionality or access, or theft or loss of Company or customer information; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, droughts or pandemic diseases; the timely development and acceptance of new banking products and services (including technology-based services and products) and the perceived value of these products and services by customers and potential customers; the Company’s relationships with and reliance upon vendors with respect to the operation of key internal or external systems and applications; changes in consumer spending, borrowing and savings preferences or habits; the effects of technological changes, the expanding use of technology in banking (including the adoption of mobile banking applications) and product innovation; the ability to retain or increase market share, retain or grow customers and control expenses; changes in the risk or competitive environment among financial and bank holding companies, banks and other financial service providers; volatility in the credit and equity markets and its effects on the general economy or local or regional business conditions; market fluctuations in the prices of the Company’s common stock or other securities; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other national or international accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team and our board of directors; the costs and effects of legal, regulatory and compliance changes or developments; the initiation and the favorable or unfavorable resolution of legal proceedings or regulatory or other governmental inquiries involving the Company, including, but not limited to, any consumer or employment class action litigation, and the current investigation by the Securities and Exchange Commission and the related class-action and derivative action lawsuits filed against us; the results of regulatory examinations or reviews or other government actions; and our ongoing relationships with our various federal and state regulators, including the SEC, FDIC and California DBO. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$112,336	$95,030
Interest-earning balances due from Federal Reserve	289,036	10,738

Total cash and cash equivalents	401,372	105,768

Interest-earning balances due from depository institutions	25,873	27,118
Investment securities available-for-sale, at fair value (with amortized cost of $2,954,443 at March 31, 2015, and $3,083,582 at December 31, 2014)	3,028,289	3,137,158
Investment securities held-to-maturity	1,464	1,528
Investment in stock of Federal Home Loan Bank (FHLB)	25,338	25,338
Loans and lease finance receivables	3,716,023	3,817,067
Allowance for loan losses	(60,709)	(59,825)

Net loans and lease finance receivables	3,655,314	3,757,242

Premises and equipment, net	32,628	33,591
Bank owned life insurance	127,557	126,927
Accrued interest receivable	22,872	23,194
Intangibles	2,946	3,214
Goodwill	74,244	74,244
FDIC loss sharing asset	—	299
Other real estate owned	7,122	5,637
Income taxes	14,848	31,461
Other assets	23,084	25,201

Total assets	$7,442,951	$7,377,920

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,126,928	$2,866,365
Interest-bearing	2,770,848	2,738,293

Total deposits	5,897,776	5,604,658
Customer repurchase agreements	560,352	563,627
FHLB advances	—	199,479
Other borrowings	—	46,000
Accrued interest payable	306	1,161
Deferred compensation	10,988	10,291
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	2,350	—
Other liabilities	48,287	48,821

Total liabilities	6,545,833	6,499,811

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,246,910 at March 31, 2015, and 105,893,216 at December 31, 2014	499,382	495,220
Retained earnings	354,905	351,814
Accumulated other comprehensive income, net of tax	42,831	31,075

Total stockholders’ equity	897,118	878,109

Total liabilities and stockholders’ equity	$7,442,951	$7,377,920

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Loans and leases, including fees	$45,542	$44,656
Investment securities:
Taxable	12,961	10,279
Tax-advantaged	5,011	5,278

Total investment income	17,972	15,557
Dividends from FHLB stock	469	604
Federal funds sold	142	124
Interest-earning deposits with other institutions	55	121

Total interest income	64,180	61,062

Interest expense:
Deposits	1,293	1,186
Borrowings	1,773	2,830
Junior subordinated debentures	105	104

Total interest expense	3,171	4,120

Net interest income before provision for loan losses	61,009	56,942
Provision for (recapture of) loan losses	—	(7,500)

Net interest income after provision for loan losses	61,009	64,442

Noninterest income:
Service charges on deposit accounts	3,961	3,828
Trust and investment services	2,151	1,925
Bankcard services	733	778
BOLI income	649	638
Gain on sale of loans held-for-sale	—	5,330
Decrease in FDIC loss sharing asset, net	(390)	(1,707)
Gain on OREO, net	124	5
Other	783	701

Total noninterest income	8,011	11,498

Noninterest expense:
Salaries and employee benefits	19,295	19,417
Occupancy and equipment	3,652	3,725
Professional services	1,153	1,791
Software licenses and maintenance	1,030	1,065
Promotion	1,327	1,266
Provision for unfunded loan commitments	(500)	—
Amortization of intangible assets	268	122
Debt termination expense	13,870	—
OREO expense	84	25
Other	4,293	3,746

Total noninterest expense	44,472	31,157

Earnings before income taxes	24,548	44,783

Income taxes	8,715	16,122

Net earnings	$15,833	$28,661

Other comprehensive income:
Unrealized gain on securities arising during the period	$20,270	$24,781
Less: Reclassification adjustment for net gain on securities included in net income	—	—

Other comprehensive income, before tax	20,270	24,781
Less: Income tax expense related to items of other comprehensive income	(8,514)	(10,407)

Other comprehensive income, net of tax	11,756	14,374

Comprehensive income	$27,589	$43,035

Basic earnings per common share	$0.15	$0.27
Diluted earnings per common share	$0.15	$0.27
Cash dividends declared per common share	$0.12	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2015 and 2014

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance January 1, 2014	105,370	$491,068	$290,149	$(9,330)	$771,887
Repurchase of common stock	(2)	(32)			(32)
Exercise of stock options	334	3,684			3,684
Tax benefit from exercise of stock options		559			559
Shares issued pursuant to stock-based compensation plan	310	656			656
Cash dividends declared on common stock ($0.10 per share)			(10,608)		(10,608)
Net earnings			28,661		28,661
Other comprehensive income				14,374	14,374

Balance March 31, 2014	106,012	$495,935	$308,202	$5,044	$809,181

Balance January 1, 2015	105,893	$495,220	$351,814	$31,075	$878,109
Repurchase of common stock	(32)	(497)			(497)
Exercise of stock options	306	3,313			3,313
Tax benefit from exercise of stock options		614			614
Shares issued pursuant to stock-based compensation plan	80	732			732
Cash dividends declared on common stock ($0.12 per share)			(12,742)		(12,742)
Net earnings			15,833		15,833
Other comprehensive income				11,756	11,756

Balance March 31, 2015	106,247	$499,382	$354,905	$42,831	$897,118

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Interest and dividends received	$68,591	$63,935
Service charges and other fees received	6,848	7,237
Interest paid	(3,981)	(4,080)
Net cash paid to vendors, employees and others	(43,608)	(37,955)
Income taxes paid	—	—
Proceeds from (payments to) FDIC loss share agreement	265	(185)

Net cash provided by operating activities	28,115	28,952

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	—	6,771
Proceeds from maturity of interest-earning balances from depository institutions	1,245	—
Proceeds from repayment of investment securities	94,479	65,093
Proceeds from maturity of investment securities	34,014	39,768
Purchases of investment securities	(1,967)	(99,689)
Net decrease in loan and lease finance receivables	101,774	157,719
Purchase of premises and equipment	(157)	(301)
Proceeds from sales of other real estate owned	1,418	—

Net cash provided by investing activities	230,806	169,361

Cash Flows from Financing Activities
Net increase in transaction deposits	322,642	237,238
Net decrease in time deposits	(29,524)	(17,083)
Repayment of FHLB advances	(200,000)	—
Net decrease in other borrowings	(46,000)	(69,000)
Net decrease in customer repurchase agreements	(3,275)	(16,449)
Cash dividends on common stock	(10,590)	(10,537)
Repurchase of common stock	(497)	(32)
Proceeds from exercise of stock options	3,313	3,684
Tax benefit related to exercise of stock options	614	559

Net cash provided by financing activities	36,683	128,380

Net increase in cash and cash equivalents	295,604	326,693
Cash and cash equivalents, beginning of period	105,768	94,693

Cash and cash equivalents, end of period	$401,372	$421,386

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$15,833	$28,661
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of loans held-for-sale	—	(5,330)
Gain on sale of investment securities	—	—
(Gain) loss on sale of premises and equipment, net	(1)	204
Gain on sale of other real estate owned	(112)	—
Amortization of capitalized prepayment penalty on borrowings	521	68
Increase in bank owned life insurance	(630)	(622)
Net amortization of premiums and discounts on investment securities	5,025	5,094
Accretion of SJB discount	(980)	(1,707)
Provision for loan losses	—	(7,500)
Provision for unfunded loan commitments	(500)	—
Valuation adjustment on other real estate owned	33	—
Change in FDIC loss sharing asset	299	1,707
Proceeds from (Payments to) FDIC loss share agreement	265	(185)
Stock-based compensation	732	656
Depreciation and amortization, net	(271)	354
Change in accrued interest receivable	322	276
Change in accrued interest payable	(855)	(28)
Change in other assets and liabilities	8,434	7,304

Total adjustments	12,282	291

Net cash provided by operating activities	$28,115	$28,952

Supplemental Disclosure of Noncash Investing Activities
Securities purchased and not settled	$2,350	$75,392
Transfer of loans to other real estate owned	$2,824	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank” or “CBB”) after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation, this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, Ventura County, San Diego County, Madera County, Fresno County, Tulare County and Kern County, California. The Bank operates 40 Business Financial Centers, seven Commercial Banking Centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification – Certain amounts in the prior periods’ condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3—Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC (“Form 10-K”).

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, as well as valuation of deferred tax assets, other intangibles and OREO.

Recent Accounting Pronouncements— In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new guidance reduces the number of consolidation models from four to two as well as simplifies the FASB Accounting Standards Codification and improves GAAP by placing more of an emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing the consolidation conclusions for public and private companies in several industries that typically make use of VIEs. ASU 2015-02 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	March 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$334,025	$140	$(4,299)	$329,866	10.89%
Residential mortgage-backed securities	1,807,036	49,360	(1,242)	1,855,154	61.26%
CMOs / REMICs - residential	279,918	8,406	(80)	288,244	9.52%
Municipal bonds	528,464	21,910	(530)	549,844	18.16%
Other securities	5,000	181	—	5,181	0.17%

Total	$2,954,443	$79,997	$(6,151)	$3,028,289	100.00%

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$339,071	$—	$(8,228)	$330,843	10.55%
Residential mortgage-backed securities	1,884,370	36,154	(3,028)	1,917,496	61.12%
CMOs / REMICs - residential	297,318	7,050	(277)	304,091	9.69%
Municipal bonds	557,823	22,463	(645)	579,641	18.48%
Other securities	5,000	87	—	5,087	0.16%

Total	$3,083,582	$65,754	$(12,178)	$3,137,158	100.00%

Approximately 82% of the available-for-sale portfolio at March 31, 2015 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2015 and December 31, 2014. The Bank had $304,000 in CMOs/REMICs backed by whole loans issued by private-label companies (nongovernment sponsored).

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than temporary.

	March 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$14,558	$3	$289,548	$4,296	$304,106	$4,299
Residential mortgage-backed securities	—	—	128,416	1,242	128,416	1,242
CMOs / REMICs - residential	—	—	6,679	80	6,679	80
Municipal bonds	4,152	47	23,917	483	28,069	530
Other securities	—	—	—	—	—	—

Total	$18,710	$50	$448,560	$6,101	$467,270	$6,151

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs / REMICs - residential	—	—	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	—	—	—	—	—	—

Total	$43,813	$55	$509,509	$12,123	$553,322	$12,178

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

CMO Held-to-Maturity — The Company has one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A (limited documentation) mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as the Bank has both the intent and ability to hold this debt security to maturity. The Bank acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 at the time the crisis in the financial markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of March 31, 2015, the unrealized loss on this security was zero and the current fair value on the security was 78.76% of the current par value. This Alt-A bond, with a book value of $1.5 million as of March 31, 2015, has $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of March 31, 2015. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than temporary impairment (“OTTI”) recognized in earnings for the quarter ended March 31, 2015 and 2014.

Government Agency & Government-Sponsored Enterprise— The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement with the Government-Sponsored Enterprises. As of March 31, 2015, approximately $140.9 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security.

Mortgage-Backed Securities and CMOs/REMICs— Almost all of the Company’s available-for-sale mortgage-backed and CMOs/REMICs securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 3.8 years. Of the total MBS/CMO, 99.99% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. The remaining .01% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds—The majority of the Company’s municipal bonds, with a weighted-average life of approximately 8.4 years, are insured by the largest bond insurance companies. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is attributable to the changes in interest rates and not credit quality. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments are not considered other than temporarily impaired at March 31, 2015.

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

At March 31, 2015 and December 31, 2014, investment securities having a carrying value of approximately $2.99 billion and $3.11 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMOs/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMOs/REMICs are included in maturity categories based upon estimated prepayment speeds.

	March 31, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$160,730	$164,801
Due after one year through five years	1,946,053	2,009,028
Due after five years through ten years	727,902	730,599
Due after ten years	119,758	123,861

Total	$2,954,443	$3,028,289

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2015.

5. ACQUIRED SJB ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired San Joaquin Bank (“SJB”) and entered into loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) that is more fully discussed in Note 3—Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The acquired loans were accounted for as Purchase Credit Impaired (“PCI”) loans. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain is the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

At March 31, 2015, the remaining discount associated with the PCI loans approximated $6.6 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $4.4 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 3.7 years and 0.8 years, respectively. The loss sharing agreement for commercial loans expired October 16, 2014. The following table provides a summary of PCI loans and lease finance receivables by type and their credit quality indicators for the periods indicated.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$13,988	$14,605
SBA	1,073	1,110
Real estate:
Commercial real estate	102,445	109,350
Construction	—	—
SFR mortgage	197	205
Dairy & livestock and agribusiness	330	4,890
Municipal lease finance receivables	—	—
Consumer and other loans	2,997	3,336

Gross PCI loans	121,030	133,496
Less: Purchase accounting discount	(6,612)	(7,129)

Gross PCI loans, net of discount	114,418	126,367
Less: Allowance for PCI loans losses	—	—

Net PCI loans	$114,418	$126,367

Credit Quality Indicators

The following table summarizes PCI loans by internal risk ratings for the periods indicated.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Pass	$25,483	$26,706
Watch list	69,635	77,371
Special mention	7,148	8,203
Substandard	18,764	21,216
Doubtful & loss	—	—

Total PCI gross loans	$121,030	$133,496

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for PCI loans. The ALLL for PCI loans is determined separately from total loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully described in Note 3— Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015 and December 31, 2014, there were no allowance for loan losses recorded for PCI loans.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of the total of loan and lease finance receivables, excluding PCI loans, by type.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$403,600	$390,011
SBA	126,385	134,265
Real estate:
Commercial real estate	2,499,183	2,487,803
Construction	55,346	55,173
SFR mortgage	205,132	205,124
Dairy & livestock and agribusiness	173,441	279,173
Municipal lease finance receivables	76,220	77,834
Consumer and other loans	70,749	69,884

Gross loans, excluding PCI loans	3,610,056	3,699,267
Less: Deferred loan fees, net	(8,451)	(8,567)

Gross loans, excluding PCI loans, net of deferred loan fees	3,601,605	3,690,700
Less: Allowance for loan losses	(60,709)	(59,825)

Net loans, excluding PCI loans	3,540,896	3,630,875

PCI Loans	121,030	133,496
Discount on PCI loans	(6,612)	(7,129)

PCI loans, net	114,418	126,367

Total loans and lease finance receivables	$3,655,314	$3,757,242

As of March 31, 2015, 69.23% of the total gross loan portfolio (excluding PCI loans) consisted of commercial real estate loans and 1.53% of the total loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of March 31, 2015, $150.9 million, or 6.04%, of the total commercial real estate loans included loans secured by farmland, compared to $165.6 million, or 6.66%, at December 31, 2014. The loans secured by farmland included $131.5 million for loans secured by dairy & livestock land and $19.4 million for loans secured by agricultural land at March 31, 2015, compared to $144.1 million for loans secured by dairy & livestock land and $21.5 million for loans secured by agricultural land at December 31, 2014. As of March 31, 2015, $173.4 million, or 4.80%, of the total gross loan portfolio (excluding PCI loans) consisted of dairy & livestock and agribusiness commercial loans, compared to $279.2 million, or 7.55%, at December 31, 2014. This was comprised of $161.5 million for dairy & livestock loans and $12.0 million for agribusiness loans at March 31, 2015, compared to $268.1 million for dairy & livestock loans and $11.1 million for agribusiness loans at December 31, 2014. At March 31, 2015, the Company held approximately $1.81 billion of total fixed rate loans.

At March 31, 2015 and December 31, 2014, loans totaling $2.82 billion and $2.78 billion, respectively, were pledged to secure borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

Loans Held-for-Sale

The following table provides a summary of the activity related to loans held-for-sale for the periods presented.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$—	$3,667
Originations of mortgage loans	—	—
Sales of mortgage loans	—	—
Transfer of mortgage loans to held-for-investment	—	—
Sales of other loans	—	(3,667)
Transfers of other loans to held-for-sale	—	—
Write-down of loans held-for-sale	—	—

Balance, end of period	$—	$—

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

Loss — Loans classified as loss are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be achieved in the future.

The following tables summarize each class of loans, excluding PCI Loans, according to our internal risk ratings for the periods presented.

	March 31, 2015
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$252,537	$96,106	$42,377	$12,350	$230	$403,600
SBA	80,047	22,423	14,362	8,070	1,483	126,385
Real estate:
Commercial real estate
Owner occupied	551,211	139,446	49,994	17,159	—	757,810
Non-owner occupied	1,390,414	258,838	37,420	54,701	—	1,741,373
Construction
Speculative	27,394	3,101	—	7,651	—	38,146
Non-speculative	16,579	621	—	—	—	17,200
SFR mortgage	176,298	18,882	4,285	5,667	—	205,132
Dairy & livestock and agribusiness	103,616	67,149	2,277	296	103	173,441
Municipal lease finance receivables	38,562	32,403	5,255	—	—	76,220
Consumer and other loans	54,900	10,487	2,670	2,595	97	70,749

Total gross loans, excluding PCI loans	$2,691,558	$649,456	$158,640	$108,489	$1,913	$3,610,056

	December 31, 2014
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$234,029	$105,904	$33,795	$16,031	$252	$390,011
SBA	84,769	24,124	15,858	7,920	1,594	134,265
Real estate:
Commercial real estate
Owner occupied	552,072	159,908	46,248	32,139	—	790,367
Non-owner occupied	1,347,006	241,809	56,353	52,268	—	1,697,436
Construction
Speculative	28,310	613	—	7,651	—	36,574
Non-speculative	18,071	528	—	—	—	18,599
SFR mortgage	174,311	20,218	2,442	8,153	—	205,124
Dairy & livestock and agribusiness	174,783	85,660	8,612	10,015	103	279,173
Municipal lease finance receivables	35,463	22,349	20,022	—	—	77,834
Consumer and other loans	62,904	2,233	1,789	2,763	195	69,884

Total gross loans, excluding PCI loans	$2,711,718	$663,346	$185,119	$136,940	$2,144	$3,699,267

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the allowance for loan losses (“ALLL”) methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies of the 2014 Annual Report on Form 10-K for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at March 31, 2015 and December 31, 2014. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans, excluding PCI loans, by portfolio segment for the periods presented.

	For the Three Months Ended March 31, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance March 31, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(134)	$35	$527	$7,502
SBA	2,557	(33)	34	(362)	2,196
Real estate:
Commercial real estate	33,373	—	857	618	34,848
Construction	988	—	9	46	1,043
SFR mortgage	2,344	—	185	(104)	2,425
Dairy & livestock and agribusiness	5,479	—	99	(1,832)	3,746
Municipal lease finance receivables	1,412	—	—	(382)	1,030
Consumer and other loans	1,262	(177)	9	(269)	825
Unallocated	5,336	—	—	1,758	7,094

Total allowance for loan losses	$59,825	$(344)	$1,228	$—	$60,709

	For the Three Months Ended March 31, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance March 31, 2014
	(Dollars in thousands)
Commercial and industrial	$8,502	$(454)	$392	$(2,072)	$6,368
SBA	2,332	—	63	73	2,468
Real estate:
Commercial real estate	39,402	—	68	(70)	39,400
Construction	1,305	—	778	(1,625)	458
SFR mortgage	2,718	—	—	(436)	2,282
Dairy & livestock and agribusiness	11,728	—	144	(2,605)	9,267
Municipal lease finance receivables	2,335	—	—	(816)	1,519
Consumer and other loans	960	(13)	12	(9)	950
Unallocated	5,953	—	—	60	6,013

Total allowance for loan losses	$75,235	$(467)	$1,457	$(7,500)	$68,725

The following tables present the recorded investment in loans held-for-investment, excluding PCI loans, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses for the periods presented.

	March 31, 2015
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$1,611	$401,989	$592	$6,910
SBA	3,158	123,227	42	2,154
Real estate:
Commercial real estate	41,886	2,457,297	154	34,694
Construction	7,651	47,695	—	1,043
SFR mortgage	5,913	199,219	—	2,425
Dairy & livestock and agribusiness	7,277	166,164	—	3,746
Municipal lease finance receivables	—	76,220	—	1,030
Consumer and other loans	881	69,868	6	819
Unallocated	—	—	—	7,094

Total	$68,377	$3,541,679	$794	$59,915

	March 31, 2014
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$4,291	$354,714	$814	$5,554
SBA	1,649	129,999	68	2,400
Real estate:
Commercial real estate	33,907	2,160,144	320	39,080
Construction	26,688	16,218	—	458
SFR mortgage	11,692	178,207	47	2,235
Dairy & livestock and agribusiness	27,972	184,985	2,656	6,611
Municipal lease finance receivables	—	81,041	—	1,519
Consumer and other loans	397	54,418	96	854
Unallocated	—	—	—	6,013

Total	$106,596	$3,159,726	$4,001	$64,724

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the appropriateness of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

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

The following tables present the recorded investment in the aging of past due and nonaccrual loans, excluding PCI loans, by type of loans for the periods presented.

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$112	$—	$112	$952	$402,536	403,600
SBA	—	—	—	2,463	123,922	126,385
Real estate:
Commercial real estate
Owner occupied	35	—	35	2,418	755,357	757,810
Non-owner occupied	—	—	—	14,369	1,727,004	1,741,373
Construction
Speculative	—	—	—	—	38,146	38,146
Non-speculative	—	—	—	—	17,200	17,200
SFR mortgage	1,613	—	1,613	2,233	201,286	205,132
Dairy & livestock and agribusiness	—	—	—	103	173,338	173,441
Municipal lease finance receivables	—	—	—	—	76,220	76,220
Consumer and other loans	119	20	139	463	70,147	70,749

Total gross loans, excluding PCI Loans	$1,879	$20	$1,899	$23,001	$3,585,156	$3,610,056

(1)	As of March 31, 2015, $20.3 million of nonaccruing loans were current, $553,000 were 30-59 days past due, $86,000 were 60-89 days past due and $2.0 million were 90+ days past due.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$943	$35	$978	$2,308	$386,725	$390,011
SBA	75	—	75	2,481	131,709	134,265
Real estate:
Commercial real estate
Owner occupied	36	86	122	4,072	786,173	790,367
Non-owner occupied	—	—	—	19,246	1,678,190	1,697,436
Construction
Speculative	—	—	—	—	36,574	36,574
Non-speculative	—	—	—	—	18,599	18,599
SFR mortgage	425	—	425	3,240	201,459	205,124
Dairy & livestock and agribusiness	—	—	—	103	279,070	279,173
Municipal lease finance receivables	—	—	—	—	77,834	77,834
Consumer and other loans	64	17	81	736	69,067	69,884

Total gross loans, excluding PCI Loans	$1,543	$138	$1,681	$32,186	$3,665,400	$3,699,267

(1)	As of December 31, 2014, $20.1 million of nonaccruing loans were current, $3.7 million were 30-59 days past due, $8.5 million were 90+ days.

Impaired Loans

At March 31, 2015, the Company had impaired loans, excluding PCI loans, of $68.4 million. Of this amount, there were $16.8 million of nonaccrual commercial real estate loans, $2.2 million of nonaccrual SFR mortgage loans, $952,000 of nonaccrual commercial and industrial loans, $103,000 of nonaccrual dairy & livestock and agribusiness loans and $463,000 of nonaccrual consumer and other loans. These impaired loans included $62.2 million of loans whose terms were modified in a troubled debt restructuring, of which $16.8 million were classified as nonaccrual. The remaining balance of $45.4 million consisted of 34 loans performing according to the restructured terms. The impaired loans had a specific allowance of $794,000 at March 31, 2015. At December 31, 2014, the Company had classified as impaired loans, excluding PCI loans, with a balance of $85.8 million with a related allowance of $1.5 million.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by class of loans, as of and for the periods indicated below.

	As of and For the Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,004	$1,819	$—	$1,017	$8
SBA	3,117	3,667	—	3,177	13
Real estate:
Commercial real estate
Owner occupied	6,117	7,167	—	6,185	64
Non-owner occupied	34,808	42,718	—	35,194	350
Construction
Speculative	7,651	7,651	—	7,651	96
Non-speculative	—	—	—	—	—
SFR mortgage	5,913	6,642	—	5,940	27
Dairy & livestock and agribusiness	7,277	8,991	—	7,533	85
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	783	1,289	—	836	4

Total	66,670	79,944	—	67,533	647

With a related allowance recorded:
Commercial and industrial	607	680	592	617	—
SBA	41	54	42	45	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	961	1,278	154	973	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	98	107	6	99	—

Total	1,707	2,119	794	1,734	—

Total impaired loans	$68,377	$82,063	$794	$69,267	$647

	As of and For the Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,592	$2,862	$—	$2,596	$15
SBA	1,581	1,997	—	1,634	—
Real estate:
Commercial real estate
Owner occupied	10,108	10,768	—	10,221	117
Non-owner occupied	21,928	27,740	—	22,103	215
Construction
Speculative	17,519	18,407	—	17,550	77
Non-speculative	9,169	9,169	—	9,184	140
SFR mortgage	11,214	12,911	—	11,266	26
Dairy & livestock and agribusiness	16,582	17,430	—	16,902	189
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	290	295	—	291	—

Total	90,983	101,579	—	91,747	779

With a related allowance recorded:
Commercial and industrial	1,699	2,033	814	1,701	—
SBA	68	76	68	70	—
Real estate:
Commercial real estate
Owner occupied	1,871	2,344	320	1,871	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	478	486	47	479	—
Dairy & livestock and agribusiness	11,390	12,042	2,656	11,608	75
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	107	165	96	107	—

Total	15,613	17,146	4,001	15,836	75

Total impaired loans	$106,596	$118,725	$4,001	$107,583	$854

	As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,391	$3,624	$—
SBA	1,853	2,197	—
Real estate:
Commercial real estate
Owner occupied	16,961	18,166	—
Non-owner occupied	30,068	38,156	—
Construction
Speculative	7,651	7,651	—
Non-speculative	—	—	—
SFR mortgage	6,512	7,493	—
Dairy & livestock and agribusiness	15,796	17,587	—
Municipal lease finance receivables	—	—	—
Consumer and other loans	673	1,094	—

Total	81,905	95,968	—

With a related allowance recorded:
Commercial and industrial	629	698	615
SBA	1,327	1,591	296
Real estate:
Commercial real estate
Owner occupied	—	—	—
Non-owner occupied	982	1,278	154
Construction
Speculative	—	—	—
Non-speculative	—	—	—
SFR mortgage	467	484	35
Dairy & livestock and agribusiness	—	—	—
Municipal lease finance receivables	—	—	—
Consumer and other loans	482	508	449

Total	3,887	4,559	1,549

Total impaired loans	$85,792	$100,527	$1,549

The Company recognizes the charge-off of impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of March 31, 2015 and December 31, 2014 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded a reduction of the reserve for unfunded loan commitments of $500,000 for the quarter ended March 31, 2015, compared with no provision or reduction of the reserve for unfunded loan commitments for the same period of 2014. At March 31, 2015 and December 31, 2014, the balance of the reserve was $7.2 million and $7.7 million, respectively, and was included in other liabilities.

Troubled Debt Restructurings (“TDRs”)

Loans that are reported as TDRs are considered impaired and charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion regarding TDRs.

As of March 31, 2015, there were $62.2 million of loans classified as TDRs, of which $16.8 million were nonperforming and $45.4 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2015, performing TDRs were comprised of 12 commercial real estate loans of $25.1 million, one construction loan of $7.6 million, five dairy & livestock loans of $7.2 million, 11 SFR mortgage loans of $3.7 million, four commercial and industrial loans of $1.4 million and one consumer other loan of $418,000. There were no loans removed from TDR classification during the quarters ended March 31, 2015 and 2014.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $707,000 and $726,000 of specific allowance to TDRs as of March 31, 2015 and December 31, 2014, respectively.

The following tables provide a summary of the activity related to TDRs for the periods presented.

	For the Three Months March 31,
	2015	2014
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$53,589	$66,955
New modifications	—	41
Payoffs and payments, net	(8,729)	(602)
TDRs returned to accrual status	516	—
TDRs placed on nonaccrual status	—	—

Ending balance	$45,376	$66,394

	For the Three Months March 31,
	2015	2014
	(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$20,285	$25,119
New modifications (1)	—	—
Charge-offs	—	—
Payoffs and payments, net	(2,995)	(1,151)
TDRs returned to accrual status	(516)	—
TDRs placed on nonaccrual status	—	—

Ending balance	$16,774	$23,968

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended March 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2015	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	—	—	—	—	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Consumer
Interest rate reduction	—	—	—	—	—

Total loans	—	$—	$—	$—	$—

For the Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2014	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	41	41	39	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Non-owner occupied		—
Interest rate reduction	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity		—
Consumer
Interest rate reduction	—	—	—	—	—

Total loans	1	$41	$41	$39	$—

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of March 31, 2015, there were no loans that were previously modified as a TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2015.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2015 and 2014, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 235,000 and 130,000 shares, respectively.

The table below summarizes earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Thee Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$15,833	$28,661
Less: Net earnings allocated to restricted stock	81	127

Net earnings allocated to common shareholders	$15,752	$28,534

Weighted average shares outstanding	105,523	105,192
Basic earnings per common share	$0.15	$0.27

Diluted earnings per common share:
Net income allocated to common shareholders	$15,752	$28,534

Weighted average shares outstanding	105,523	105,192
Incremental shares from assumed exercise of outstanding options	436	599

Diluted weighted average shares outstanding	105,959	105,791
Diluted earnings per common share	$0.15	$0.27

8. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2015. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurements during the three months ended March 31, 2015 and 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$329,866	$—	$329,866	$—
Residential mortgage-backed securities	1,855,154	—	1,855,154	—
CMO’s / REMIC’s - residential	288,244	—	288,244	—
Municipal bonds	549,844	—	549,844	—
Other securities	5,181	—	5,181	—

Total investment securities - AFS	3,028,289	—	3,028,289	—
Interest rate swaps	11,624	—	11,624	—

Total assets	$3,039,913	$—	$3,039,913	$—

Description of liability
Interest rate swaps	$11,624	$—	$11,624	$—

Total liabilities	$11,624	$—	$11,624	$—

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency	$330,843	$—	$330,843	$—
Residential mortgage-backed securities	1,917,496	—	1,917,496	—
CMO’s / REMIC’s - residential	304,091	—	304,091	—
Municipal bonds	579,641	—	579,641	—
Other securities	5,087	—	5,087	—

Total investment securities - AFS	3,137,158	—	3,137,158	—
Interest rate swaps	10,080	—	10,080	—

Total assets	$3,147,238	$—	$3,147,238	$—

Description of liability
Interest rate swaps	$10,080	$—	$10,080	$—

Total liabilities	$10,080	$—	$10,080	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at March 31, 2015 and December 31, 2014, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments that experienced losses during the period.

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses For the Three Months Ended
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$—	$—	$—	$—	$—
SBA	—	—	—	—	—
Real estate:
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	209	—	—	209	76
Other real estate owned	340	—	—	340	33

Total assets	$549	$—	$—	$549	$109

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses For the Year Ended
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$1,911	$—	$—	$1,911	$771
SBA	1,327	—	—	1,327	296
Real estate:
Commercial real estate	2,500	—	—	2,500	271
Construction	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Dairy & livestock and agribusiness	103	—	—	103	1,061
Consumer and other loans	482	—	—	482	447
Other real estate owned	—	—	—	—	—

Total assets	$6,323	$—	$—	$6,323	$2,846

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2015 and December 31, 2014, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$401,372	$401,372	$—	$—	$401,372
Interest-earning balances due from depository institutions	25,873	—	25,873	—	25,873
FHLB stock	25,338	—	25,338	—	25,338
Investment securities available-for-sale	3,028,289	—	3,028,289	—	3,028,289
Investment securities held-to-maturity	1,464	—	—	2,040	2,040
Loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for loan losses	3,655,314	—	—	3,704,042	3,704,042
Accrued interest receivable	22,872	—	22,872	—	22,872
Swaps	11,624	—	11,624	—	11,624
Liabilities
Deposits:
Noninterest-bearing	$3,126,928	$3,126,928	$—	$—	$3,126,928
Interest-bearing	2,770,848	—	2,771,030	—	2,771,030
Borrowings	560,352	—	560,291	—	560,291
Junior subordinated debentures	25,774	—	26,016	—	26,016
Accrued interest payable	306	—	306	—	306
Swaps	11,624	—	11,624	—	11,624

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$105,768	$105,768	$—	$—	$105,768
Interest-earning balances due from depository institutions	27,118	—	27,118	—	27,118
FHLB stock	25,338	—	25,338	—	25,338
Investment securities available-for-sale	3,137,158	—	3,137,158	—	3,137,158
Investment securities held-to-maturity	1,528	—	—	2,177	2,177
Loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for loan losses	3,757,242	—	—	3,794,454	3,794,454
Accrued interest receivable	23,194	—	23,194	—	23,194
Swaps	10,080	—	10,080	—	10,080
Liabilities
Deposits:
Noninterest-bearing	$2,866,365	$2,866,365	$—	$—	$2,866,365
Interest-bearing	2,738,293	—	2,739,221	—	2,739,221
Borrowings	809,106	—	822,607	—	822,607
Junior subordinated debentures	25,774	—	26,005	—	26,005
Accrued interest payable	1,161	—	1,161	—	1,161
Swaps	10,080	—	10,080	—	10,080

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 40 Business Financial Centers and seven Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock and agribusiness lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

The following table represents the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the condensed consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended March 31, 2015
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$35,368	$18,655	$10,157	$—	$64,180
Credit for funds provided (1)	8,211	—	12,641	(20,852)	—

Total interest income	43,579	18,655	22,798	(20,852)	64,180

Interest expense	1,663	1,431	77	—	3,171
Charge for funds used (1)	1,067	14,806	4,979	(20,852)	—

Total interest expense	2,730	16,237	5,056	(20,852)	3,171

Net interest income	40,849	2,418	17,742	—	61,009
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	40,849	2,418	17,742	—	61,009

Noninterest income	5,067	—	2,944	—	8,011
Noninterest expense	11,849	213	18,540	—	30,602
Debt termination expense	—	13,870	—	—	13,870

Segment pre-tax profit	$34,067	$(11,665)	$2,146	$—	$24,548

Segment assets as of March 31, 2015	$6,216,028	$3,450,529	$898,554	$(3,122,160)	$7,442,951

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Three Months Ended March 31, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$33,091	$16,432	$11,539	$—	$61,062
Credit for funds provided (1)	7,074	—	11,463	(18,537)	—

Total interest income	40,165	16,432	23,002	(18,537)	61,062

Interest expense	1,637	2,373	110	—	4,120
Charge for funds used (1)	1,090	12,797	4,650	(18,537)	—

Total interest expense	2,727	15,170	4,760	(18,537)	4,120

Net interest income	37,438	1,262	18,242	—	56,942
Provision for loan losses	—	—	(7,500)	—	(7,500)

Net interest income after provision for loan losses	37,438	1,262	25,742	—	64,442

Noninterest income	4,782	—	6,716	—	11,498
Noninterest expense	11,828	196	19,133	—	31,157
Debt termination expense	—	—	—	—	—

Segment pre-tax profit	$30,392	$1,066	$13,325	$—	$44,783

Segment assets as of March 31, 2014	$5,525,494	$3,264,736	$843,026	$(2,730,738)	$6,902,518

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2015, the Bank has entered into 75 interest-rate swap agreements with customers, all of which also involve a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2015 and December 31, 2014, the total notional amount of the Company’s swaps was $193.8 million, and $197.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below.

	March 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,624	Other liabilities	$11,624

Total derivatives		$11,624		$11,624

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,080	Other liabilities	$10,080

Total derivatives		$10,080		$10,080

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

There was no gain recognized in the condensed consolidated statements of earnings for the three months ended March 31, 2015 and 2014.

11. OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended March 31, 2015
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$20,270	$8,514	$11,756

Net change	$20,270	$8,514	$11,756

	For the Three Months Ended March 31, 2014
	Before-Tax	Tax Effect	After-Tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$24,781	$10,407	$14,374

Net change	$24,781	$10,407	$14,374

The following table provides a summary of the change in accumulated other comprehensive income for the periods presented.

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2015	$31,075
Net change in fair value recorded in accumulated OCI	11,756
Net realized gains reclassified into earnings	—

Balance, March 31, 2015	$42,831

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2014	$(9,330)
Net change in fair value recorded in accumulated OCI	14,374
Net realized gains reclassified into earnings	—

Balance, March 31, 2014	$5,044

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

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
March 31, 2015
Financial assets:
Derivatives not designated as hedging instruments	$11,624	$—	$—	$11,624	$—	$11,624

Total	$11,624	$—	$—	$11,624	$—	$11,624

Financial liabilities:
Derivatives not designated as hedging instruments	$11,624	$—	$11,624	$—	$(16,761)	$(5,137)
Repurchase agreements	560,352	—	560,352	—	(687,017)	(126,665)

Total	$571,976	$—	$571,976	$—	$(703,778)	$(131,802)

December 31, 2014
Financial assets:
Derivatives not designated as hedging instruments	$10,080	$—	$—	$10,080	$—	$10,080

Total	$10,080	$—	$—	$10,080	$—	$10,080

Financial liabilities:
Derivatives not designated as hedging instruments	$10,200	$(120)	$10,080	$120	$(16,734)	$(6,534)
Repurchase agreements	563,627	—	563,627	—	(624,578)	(60,951)

Total	$573,827	$(120)	$573,707	$120	$(641,312)	$(67,485)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of CVB Financial Corp. and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have identified the variables we believe are most important in our estimation process. We have sought to use the best information available to us to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables and information could change future valuations and impact the results of operations.

•	Allowance for Loan Losses (“ALLL”)

•	Troubled Debt Restructurings

•	Investment Securities

•	Goodwill Impairment

•	Acquired Loans

•	Purchase Credit Impaired (“PCI”) Loans

•	Other Real Estate Owned

•	Fair Value of Financial Instruments

•	Income Taxes

•	Stock-Based Compensation

Our significant accounting policies are described in greater detail in our 2014 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 —Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the first quarter of 2015, we reported net income of $15.8 million, compared with $28.7 million for the first quarter of 2014. Diluted earnings per share were $0.15 per share for the first quarter of 2015, compared to $0.27 for the same period of 2014. The first quarter of 2015 included pre-tax debt termination expense of $13.9 million, related to the redemption of $200.0 million of fixed rate debt from the Federal Home Loan Bank (“FHLB”). The FHLB advance carried an interest rate of 4.52% and was scheduled to mature in late November 2016.

At March 31, 2015, total assets were $7.44 billion. This represents an increase of $65.0 million, or 0.88%, from total assets of $7.38 billion at December 31, 2014. Earning assets of $7.09 billion at March 31, 2015 increased $67.1 million, or 0.96%, when compared with $7.02 billion at December 31, 2014. The increase in earning assets during the first quarter of 2015 was primarily due to a $278.3 million increase in interest-earning balances due from the Federal Reserve. This was partially offset by a $108.9 million decrease in investment securities and a $101.0 million decrease in total loans. Approximately $106.6 million of the decrease in loans was due to the decline in dairy & livestock loans, most of which was seasonal.

Investment securities totaled $3.03 billion at March 31, 2015, a decrease of $108.9 million from $3.14 billion at December 31, 2014. As of March 31, 2015, we had a pre-tax unrealized net gain of $73.8 million on our overall investment securities portfolio, compared to a pre-tax unrealized net gain of $53.6 million at December 31, 2014. During the first quarter of 2015, we purchased $4.3 million of municipal securities with an average tax-equivalent (TE) yield of approximately 3.89%.

Total loans and leases, net of deferred fees and discount, of $3.72 billion at March 31, 2015, decreased by $101.0 million, or 2.65%, from $3.82 billion at December 31, 2014. The decrease in loans was principally due to a decline of $106.6 million in dairy & livestock loans, a $3.7 million decline in agribusiness loans and a $7.9 million decrease in SBA loans. This was partially offset by growth of $13.0 million in commercial and industrial loans and $4.5 million in commercial real estate loans.

Noninterest-bearing deposits were $3.13 billion at March 31, 2015, an increase of $260.6 million, or 9.09%, compared to $2.87 billion at December 31, 2014. At March 31, 2015, noninterest-bearing deposits were 53.02% of total deposits, compared to 51.14% at December 31, 2014 and 52.61% at March 31, 2014. Our average cost of total deposits for the quarter ended March 31, 2015 was 9 basis points, compared to 10 basis points for the same period of 2014.

On February 23, 2015 we repaid our last remaining FHLB advance with a fixed rate of 4.52%. At December 31, 2014, FHLB advances were $199.5 million, compared to $199.3 million at March 31, 2014.

At March 31, 2015, we had no short-term borrowings, compared to $46.0 million at December 31, 2014 and zero at March 31, 2014.

At March 31, 2015, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2014 and March 31, 2014.

The allowance for loan losses totaled $60.7 million at March 31, 2015, compared to $59.8 million at December 31, 2014. There was no provision for loan losses for the first quarter of 2015, compared to a loan loss provision recapture of $7.5 million for the first quarter of 2014. The quarter-over-quarter increase in the allowance for loan losses was due to $884,000 in net loan recoveries.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of March 31, 2015, our Tier 1 leverage capital ratio totaled 10.94%, our common equity Tier 1 ratio totaled 17.01%, our Tier 1 risk-based capital ratio totaled 17.56%, and our total risk-based capital ratio totaled 18.81%. Refer to our Analysis of Financial Condition-Capital Resources for discussion of the new capital rules effective for the first quarter ended March 31, 2015, included herein.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$61,009	$56,942	$4,067	7.14%
(Provision for) recapture of loan losses	—	7,500	(7,500)	-100.00%
Noninterest income	8,011	11,498	(3,487)	-30.33%
Noninterest expense	(44,472)	(31,157)	(13,315)	-42.74%
Income taxes	(8,715)	(16,122)	7,407	45.94%

Net earnings	$15,833	$28,661	$(12,828)	-44.76%

Earnings per common share:
Basic	$0.15	$0.27	$(0.12)	-44.43%
Diluted	$0.15	$0.27	$(0.12)	-44.66%
Return on average assets	0.86%	1.72%	-0.86%
Return on average shareholders’ equity	7.22%	14.74%	-7.52%
Efficiency ratio	64.43%	45.52%	18.91%
Non interest expense to average assets	2.42%	1.87%	0.55%

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the quarter ended March 31, 2015, includes debt termination expense of $13.9 million. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense during the quarter ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net interest income	$61,009	$56,942
Noninterest income	8,011	11,498
Noninterest expense	44,472	31,157
Less: Debt termination expense	(13,870)	—

Adjusted noninterest expense	$30,602	$31,157

Efficiency ratio	64.43%	45.52%
Adjusted efficiency ratio	44.34%	45.52%

Adjusted noninterest expense	$30,602	$31,157
Average assets	7,449,297	6,772,650
Adjusted noninterest expense to average assets [1]	1.67%	1.87%

[1]	Annualized

Income and Expense Related to Acquired SJB Assets

The following table summarizes the components of income and expense related to SJB assets excluding normal accretion of interest income on PCI loans for the periods presented.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Interest income
Interest income-accretion	$980	$1,707
Noninterest income
Decrease in FDIC loss sharing asset (expense)	(390)	(1,707)
Noninterest expense
Legal and professional	(31)	8
OREO expenses	1	(5)
Other expenses (appraisals, and etc.)	29	(43)

Net income (loss) before income tax (expense) benefit related to SJB assets	$589	$(40)

Income and expense related to PCI loans include accretion of the difference between the carrying amount of the PCI loans and their expected cash flows, net decrease in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to SJB assets.

The discount accretion of $980,000 for the first quarter 2015, recognized as part of interest income from PCI loans, decreased $727,000, compared to $1.7 million for the first quarter of 2014. The net decrease in the FDIC loss sharing asset was $390,000 for the first quarter of 2015, compared to a net decrease of $1.7 million for the first quarter of 2014.

PCI loans decreased $35.5 million to $121.0 million at March 31, 2015 from $156.5 million at March 31, 2014. At March 31, 2015, the remaining discount associated with the PCI loans approximated $6.6 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $4.4 million of the discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 3.7 years and 0.8, respectively. The loss sharing agreement for commercial loans expired October 16, 2014. At March 31, 2015, there was a $713,000 liability for amounts owed to the FDIC as a result of recoveries of previously charged off loans or OREO assets. Refer to Note 5 – Acquired SJB Assets and FDIC Loss Sharing Asset for total loans by type at March 31, 2015 and December 31, 2014, respectively. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed description of the FDIC loss sharing asset.

There were no gains on sale of OREO assets for the quarters ended March 31, 2015 and 2014.

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

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,493,973	$12,961	2.08%	$2,069,265	$10,279	2.01%
Tax-advantaged	562,461	5,011	4.87%	571,207	5,278	5.05%
Investment in FHLB stock	25,338	469	7.40%	31,729	604	7.72%
Federal funds sold and interest-earning deposits with other institutions	253,375	197	0.31%	269,256	245	0.36%
Loans held-for-sale	—	—	—	367	—	—
Loans (2)	3,735,430	44,562	4.84%	3,483,408	42,949	5.00%
Yield adjustment to interest income from discount accretion on PCI loans	(7,237)	980		(12,698)	1,707

Total interest-earning assets	7,063,340	64,180	3.77%	6,412,534	61,062	3.98%
Total noninterest-earning assets	385,957			360,116

Total assets	$7,449,297			$6,772,650

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,006,864	964	0.19%	$1,720,715	879	0.21%
Time deposits	752,129	329	0.18%	671,775	307	0.19%

Total interest-bearing deposits	2,758,993	1,293	0.19%	2,392,490	1,186	0.20%
FHLB advances and other borrowings	774,463	1,878	0.97%	955,817	2,934	1.24%

Interest-bearing liabilities	3,533,456	3,171	0.36%	3,348,307	4,120	0.50%

Noninterest-bearing deposits	2,970,933			2,562,549
Other liabilities	55,088			73,029
Stockholders’ equity	889,820			788,765

Total liabilities and stockholders’ equity	$7,449,297			$6,772,650

Net interest income		$61,009			$56,942

Net interest income excluding discount on PCI loans		$60,029			$55,235

Net interest spread - tax equivalent			3.41%			3.48%
Net interest spread - tax equivalent excluding PCI discount			3.35%			3.37%
Net interest margin			3.49%			3.60%
Net interest margin - tax equivalent			3.59%			3.72%
Net interest margin - tax equivalent excluding PCI discount			3.53%			3.60%
Net interest margin excluding loan fees			3.43%			3.54%
Net interest margin excluding loan fees - tax equivalent			3.53%			3.66%

(1)	Non tax-equivalent (TE) rate was 2.35% and 2.38% for the three months ended March 31, 2015 and 2014, respectively.
(2)	Includes loan fees of $936 and $791 for the three months ended March 31, 2015 and 2014, respectively. Prepayment penalty fees of $1,382 and $585 are included in interest income for the three months ended March 31, 2015 and 2014, respectively.
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the quarter ended March 31, 2015 and 2014 include a yield adjustment of $980,000 and $1.7 million, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended March 31,
	2015			2014
	(Dollars in thousands)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Total interest-earning assets (TE)	$7,063,340	$66,017	3.77%	$6,412,534	$62,992	3.98%
Discount on acquired PCI loans	(7,237)	(980)		12,698	(1,707)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,056,103	$65,037	3.71%	$6,425,232	$61,285	3.87%

Net interest income and net interest margin (TE)		$62,846	3.59%		$58,872	3.72%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(980)			(1,707)

Net interest income and net interest margin (TE), excluding yield adjustment		$61,866	3.53%		$57,165	3.60%

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

	Comparision of Three Months Ended March 31, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$2,234	$372	$76	$2,682
Tax-advantaged securities	(83)	(187)	3	(267)
Investment in FHLB stock	(116)	(24)	5	(135)
Fed funds sold & interest-earning deposits with other institutions	(14)	(36)	2	(48)
Loans HFS	—	—	—	—
Loans	3,116	(1,401)	(102)	1,613
Yield adjustment from discount accretion on PCI loans	(734)	13	(6)	(727)

Total interest income	4,403	(1,263)	(22)	3,118

Interest expense:
Savings deposits	146	(52)	(9)	85
Time deposits	36	(13)	(1)	22
FHLB advances and other borrowings	(546)	(629)	119	(1,056)

Total interest expense	(364)	(694)	109	(949)

Net interest income	$4,767	$(569)	$(131)	$4,067

Net interest income, before provision for loan losses, of $61.0 million for the first quarter of 2015 increased $4.1 million, or 7.14%, compared to the first quarter of 2014. First quarter earnings were positively impacted by both loan income and income from investment securities. Interest income and fees on loans for the first quarter of 2015 totaled $45.5 million, which included $980,000 of discount accretion from principal reductions, payoffs and improved credit loss experienced on PCI loans acquired from SJB. This represented a $940,000, or 2.02%, decrease when compared to interest income and fees on loans of $46.5 million for the fourth quarter of 2014, which included $1.3 million of discount accretion on PCI loans, and an increase of $886,000, or 1.98%, from the first quarter of 2014, which included $1.7 million of discount accretion on PCI loans.

Our net interest margin, tax equivalent (TE), was 3.59% for the first quarter 2015, compared to 3.58% for the fourth quarter of 2014 and 3.72% for the first quarter of 2014. Total average earning asset yields (TE) were 3.77% for the first quarter of 2015, compared to 3.81% for the fourth quarter of 2014 and 3.98% for the first quarter of 2014. Total cost of funds was 0.20% for the first quarter of 2015, compared to 0.25% for the fourth quarter of 2014 and 0.28% for the first quarter of 2014.

The average balance of total loans (excluding PCI discount) increased $252.0 million to $3.74 billion for the first quarter of 2015, compared to $3.48 billion for the first quarter of 2014. The loans acquired as a result of the American Security Bank (“ASB”) acquisition on May 15, 2014 had a significant impact on this year-over-year growth. Approximately 2% of our year-over-year growth was organic. The average yield on loans (excluding PCI discount) was 4.84% for the first quarter of 2015, compared to 5.00% for the first quarter of 2014. We earned $1.38 million in loan prepayment penalty fees for the first quarter of 2015, compared with $866,000 for the fourth quarter of 2014 and $585,000 for the first quarter of 2014.

Total average earning assets of $7.06 billion increased $650.8 million, or 10.15%, from $6.41 billion for the first quarter of 2014. This increase was principally due to a $416.0 million increase in average investment securities to $3.06 billion for the first quarter of 2015, compared to $2.64 billion for the first quarter of 2014. Total average loans, net of deferred fees and discounts, increased $257.5 million to $3.73 billion for the first quarter of 2015, compared to $3.47 billion for the first quarter of 2014. Average overnight funds sold to the Federal Reserve also increased $27.9 million to $227.1 million for the first quarter of 2015, compared to $199.3 million for the first quarter of 2014. These increases were partially offset by a $43.7 million decrease in average interest-earning deposits with other institutions, as well as a $6.4 million decrease in average investment in FHLB stock.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at March 31, 2015 and 2014. As of March 31, 2015 and 2014, we had $23.0 million and $40.2 million of nonaccrual loans (excluding PCI loans), respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination or purchase of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $936,000 for the quarter ended March 31, 2015, compared to $791,000 for the quarter ended March 31, 2014.

Interest income on investments of $18.0 million for the first quarter of 2015, increased $2.4 million, or 15.52%, from $15.6 million for the first quarter of 2014. Total TE yield on investments was 2.59% for the first quarter of 2015, compared to 2.67% for the same period in 2014. During the first quarter of 2015, we purchased $4.3 million in municipal securities with an average TE yield of 3.89%.

Interest expense of $3.2 million for the first quarter of 2015, decreased $949,000, or 23.03%, compared to $4.1 million for the first quarter of 2014. The average rate paid on interest-bearing liabilities decreased 14 basis points to 0.36% for the first quarter of 2015, from 0.50% for the first quarter of 2014, as a result of the continued low interest rate environment experienced and repayment of the $200.0 million FHLB advance for the first quarter of 2015, as well as the mix of interest-bearing liabilities.

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

The allowance for loan losses totaled $60.7 million at March 31, 2015, compared to $59.8 million at December 31, 2014. The quarter-over-quarter increase in the allowance from loan losses was due to $884,000 in net loan recoveries. No loan loss provision was recorded for the quarter ended March 31, 2015, compared to a $7.5 million loan loss provision recapture for the same period of 2014. We believe the allowance is appropriate at March 31, 2015. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, excluding PCI loans, as of March 31, 2015 and December 31, 2014 was 1.69% and 1.62%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $884,000 for the quarter ended March 31, 2015, compared to $990,000 for the same period of 2014.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired October 16, 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion about the FDIC loss sharing asset. During the three months ended March 31, 2015 and 2014, there was zero in net charge-offs or recoveries, respectively, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

Noninterest Income

Noninterest income includes income derived from special services offered, such as CitizensTrust, BankCard services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts, gains (net of losses) from the disposition of investment securities, loans, other real estate owned, and fixed assets, and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months
	Ended March 31,		Variance
	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,961	$3,828	$133	3.47%
Trust and investment services	2,151	1,925	226	11.74%
Bankcard services	733	778	(45)	-5.78%
BOLI income	649	638	11	1.72%
Decrease in FDIC loss sharing asset, net	(390)	(1,707)	1,317	77.15%
Gain on OREO, net	124	5	119	2380.00%
Gain on sale of loans held-for-sale	—	5,330	(5,330)	-100.00%
Other	783	701	82	11.70%

Total noninterest income	$8,011	$11,498	$(3,487)	-30.33%

Noninterest income of $8.0 million for the first quarter of 2015 decreased $3.5 million, or 30.33%, over noninterest income of $11.5 million for the first quarter of 2014. The $11.5 million in noninterest income for the first quarter of 2014 included $5.3 million in gain on the sale of one held-for-sale loan. The net decrease in the FDIC loss sharing asset was $390,000 for the first quarter of 2015, compared to a $1.7 million net decrease in the FDIC loss sharing asset for the first quarter of 2014.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2015, CitizensTrust had approximately $2.48 billion in assets under management and administration, including $1.91 billion in assets under management. CitizensTrust generated fees of $2.2 million for the first quarter of 2015, compared to $1.9 million for the first quarter of 2014.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $649,000 for the first quarter of 2015 increased $11,000, or 1.72%, from the first quarter of 2014.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months
	Ended March 31,		Variance
	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,295	$19,417	$(122)	-0.63%
Occupancy	2,670	2,817	(147)	-5.22%
Equipment	982	908	74	8.15%
Professional services	1,153	1,364	(211)	-15.47%
Software licenses and maintenance	1,030	1,065	(35)	-3.29%
Stationery and supplies	339	609	(270)	-44.33%
Telecommunications expense	444	315	129	40.95%
Promotion	1,327	1,266	61	4.82%
Amortization of intangible assets	268	122	146	119.67%
Debt termination expense	13,870	—	13,870	100.00%
Regulatory assessments	1,046	961	85	8.84%
Loan expense	254	237	17	7.17%
OREO expense	84	25	59	236.00%
Provision for unfunded loan commitments	(500)	—	(500)	—
Acquisition related expenses	—	427	(427)	-100.00%
Other	2,210	1,624	586	36.08%

Total noninterest expense	$44,472	$31,157	$13,315	42.74%

Noninterest expense to average assets, excluding debt termination expense	1.67%	1.87%

Efficiency ratio, excluding debt termination expense (1)	44.34%	45.52%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Excluding the impact of debt termination expense, noninterest expense measured as a percentage of average assets was 1.67% for the first quarter of 2015, compared to 1.87% for the first quarter of 2014.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first quarter of 2015, the efficiency ratio, excluding debt termination expense, was 44.34%, compared to 45.52% for the first quarter of 2014.

Noninterest expense for the first quarter of 2015 was $44.5 million, compared to $31.2 million for the first quarter of 2014. The overall increase was primarily due to a one-time pre-tax debt termination expense of $13.9 million resulting from the repayment of a $200.0 million FHLB fixed rate advance.

Income Taxes

The Company’s effective tax rate for the quarter ended March 31, 2015 was 35.50%, compared to 36.00% for the quarter ended March 31, 2014. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the quarters ended March 31, 2015 and 2014. These tables also provide additional significant segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$43,579	$40,165
Interest expense (1)	2,730	2,727

Net interest income	40,849	37,438

Noninterest income	5,067	4,782
Noninterest expense	11,849	11,828

Segment pre-tax profit	$34,067	$30,392

Balance Sheet
Average loans	$2,962,312	$2,754,656
Average interest-bearing deposits and customer repurchase agreements	$3,108,332	$2,874,736
Yield on loans (2)	4.84%	4.87%
Rate paid on interest-bearing deposits and customer repurchases	0.22%	0.23%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes PCI discount accretion, and is accounted for at the Corporate level.

For the first quarter of 2015, the Centers’ segment pre-tax profit increased by $3.7 million, or 12.09%, primarily due to an increase in net interest income of $3.4 million, or 8.50%, compared to the first quarter of 2014. The $3.4 million increase in interest income for the first quarter of 2015 was principally due to a $207.7 million increase in average loans. The loans acquired as a result of the ASB acquisition had a significant impact on this year-over-year growth. Approximately 2% of our year-over-year loan growth was organic. This was partially offset by a 3 basis point drop in the loan yield to 4.84% for the first quarter of 2015, compared to 4.87% for the first quarter of 2014.

Treasury

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$18,655	$16,432
Interest expense (1)	16,237	15,170

Net interest income	2,418	1,262

Noninterest income	—	—
Noninterest expense	213	196
Debt termination expense	13,870	—

Segment pre-tax (loss) profit	$(11,665)	$1,066

Balance Sheet
Average investments	$3,056,434	$2,640,472
Average interest-bearing deposits	$280,000	$240,000
Average borrowings	$120,215	$204,371
Yield on investments -TE	2.59%	2.67%
Non-tax equivalent yield	2.35%	2.38%
Average cost of borrowings	4.73%	4.62%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the first quarter of 2015, the Company’s Treasury Department reported a pre-tax loss of $11.7 million, compared to a pre-tax profit of $1.1 million for the first quarter of 2014. This decrease in pre-tax profit was primarily due to $13.9 million in debt termination expense as a result of the redemption of $200.0 million of fixed rate debt from the FHLB on February 23, 2015 and a $1.1 million increase in interest expense. Interest income increased $2.2 million as a result of a $416.0 million increase in average investments, offset by an 8 basis point decrease in yield on investments (TE).

Other

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$22,798	$23,002
Interest expense (1)	5,056	4,760

Net interest income	17,742	18,242

(Recapture of) provision for loan losses	—	(7,500)
Noninterest income	2,944	6,716
Noninterest expense	18,540	19,133

Segment pre-tax profit	$2,146	$13,325

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $2.1 million for the first quarter of 2015, a decrease of $11.2 million, or 83.89%, from $13.3 million for the first quarter of 2014. The $13.3 million pre-tax profit for the first quarter of 2014 included a $7.5 million loan loss provision recapture and a $5.3 million gain on the sale of one loan.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $7.44 billion at March 31, 2015. This represented an increase of $65.0 million, or 0.88%, from total assets of $7.38 billion at December 31, 2014. Earning assets of $7.09 billion at March 31, 2015 increased $67.1 million, or 0.96% when compared with $7.02 billion at December 31, 2014. The increase in earning assets during the first quarter of 2015 was primarily due to a $278.3 million increase in interest-earning balances due from the Federal Reserve. This was partially offset by a $108.9 million decrease in investment securities and a $101.0 million decrease in total loans. Total liabilities were $6.55 billion at March 31, 2015, an increase of $46.0 million, or 0.71%, from total liabilities of $6.50 billion at December 31, 2014. Total deposits of $5.90 billion at March 31, 2015 increased $293.1 million, or 5.23%, from total deposits of $5.60 million at December 31, 2014. Total equity increased $19.0 million, or 2.16%, to $897.1 million at March 31, 2015, compared to total equity of $878.1 million at December 31, 2014.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2015, we reported total investment securities of $3.03 billion. This represented a decrease of $108.9 million, or 3.47%, from total investment securities of $3.14 billion at December 31, 2014. As of March 31, 2015, the Company had a pre-tax net unrealized holding gain on total investment securities of $73.8 million, compared to a pre-tax net unrealized holding gain of $53.6 million at December 31, 2014. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates from the previous respective quarters. For the quarters ended March 31, 2015 and 2014, total repayments/maturities and proceeds from sales of investment securities totaled $128.5 million and $104.9 million, respectively. The Company purchased additional investment securities totaling $4.3 million and $99.7 million for the quarters ended March 31, 2015 and 2014, respectively. No investment securities were sold during the first quarter of 2015 and 2014, respectively.

The tables below set forth investment securities available-for-sale for the periods presented.

	March 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$334,025	$140	$(4,299)	$329,866	10.89%
Residential mortgage-backed securities	1,807,036	49,360	(1,242)	1,855,154	61.26%
CMOs / REMICs - residential	279,918	8,406	(80)	288,244	9.52%
Municipal bonds	528,464	21,910	(530)	549,844	18.16%
Other securities	5,000	181	—	5,181	0.17%

Total	$2,954,443	$79,997	$(6,151)	$3,028,289	100.00%

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency	$339,071	$—	$(8,228)	$330,843	10.55%
Residential mortgage-backed securities	1,884,370	36,154	(3,028)	1,917,496	61.12%
CMOs / REMICs - residential	297,318	7,050	(277)	304,091	9.69%
Municipal bonds	557,823	22,463	(645)	579,641	18.48%
Other securities	5,000	87	—	5,087	0.16%

Total	$3,083,582	$65,754	$(12,178)	$3,137,158	100.00%

The weighted-average yield (TE) on the investment portfolio at March 31, 2015 was 2.59% with a weighted-average life of 3.8 years. This compares to a weighted-average yield of 2.58% at December 31, 2014 with a weighted-average life of 3.9 years and a yield of 2.47% at March 31, 2014 with a weighted-average life of 4.2 years.

Approximately 82% of the securities in the total investment portfolio, at March 31, 2015, are issued by the U.S government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee payment of principal and interest. As of March 31, 2015, approximately $223.7 million in U.S. government agency bonds are callable.

The Agency CMO/REMICs are backed by agency-pooled collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2015 and December 31, 2014.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	March 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Available-for-sale:
Government agency	$14,558	$3	$289,548	$4,296	$304,106	$4,299
Residential mortgage-backed securities	—	—	128,416	1,242	128,416	1,242
CMOs / REMICs - residential	—	—	6,679	80	6,679	80
Municipal bonds	4,152	47	23,917	483	28,069	530
Other securities	—	—	—	—	—	—

Total	$18,710	$50	$448,560	$6,101	$467,270	$6,151

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Available-for-sale:
Government agency	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs / REMICs - residential	—	—	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	—	—	—	—	—	—

Total	$43,813	$55	$509,509	$12,123	$553,322	$12,178

During the quarter ended March 31, 2015 and 2014, there were no other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

Total loans and leases, net of deferred fees and discounts was $3.72 billion at March 31, 2015, compared to $3.82 billion at December 31, 2014 and $3.4 billion at March 31, 2014. The quarter-over-quarter decrease in loans was due to a decline of approximately $106.6 million in dairy & livestock loans, a $3.7 million decline in agribusiness loans and a $7.9 million decrease in SBA loans. This was partially offset by growth of $13.0 million in commercial and industrial loans and $4.5 million in commercial real estate loans.

Total loans, net of deferred loan fees and discounts, comprise 52.44% of our total earning assets of March 31, 2015. The following table presents our total loan portfolio, excluding held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$403,600	$390,011
SBA	126,385	134,265
Real estate:
Commercial real estate	2,499,183	2,487,803
Construction	55,346	55,173
SFR mortgage	205,132	205,124
Dairy & livestock and agribusiness	173,441	279,173
Municipal lease finance receivables	76,220	77,834
Consumer and other loans	70,749	69,884

Gross loans, excluding PCI loans	3,610,056	3,699,267
Less: Deferred loan fees, net	(8,451)	(8,567)

Gross loans, excluding PCI loans, net of deferred loan fees	3,601,605	3,690,700
Less: Allowance for loan losses	(60,709)	(59,825)

Net loans, excluding PCI loans	3,540,896	3,630,875

PCI Loans	121,030	133,496
Discount on PCI loans	(6,612)	(7,129)

PCI loans, net	114,418	126,367

Total loans and lease finance receivables	$3,655,314	$3,757,242

As of March 31, 2015, $150.9 million, or 6.04%, of the total commercial real estate loans included loans secured by farmland, compared to $165.6 million, or 6.66%, at December 31, 2014. The loans secured by farmland included $131.5 million for loans secured by dairy & livestock land and $19.4 million for loans secured by agricultural land at March 31, 2015, compared to $144.1 million for loans secured by dairy & livestock land and $21.5 million for loans secured by agricultural land at December 31, 2014. As of March 31, 2015, $173.4 million, or 4.80%, of the total gross loan portfolio (excluding PCI loans) consisted of dairy & livestock and agribusiness commercial loans, compared to $279.2 million, or 7.55%, at December 31, 2014. This was comprised of $161.5 million for dairy & livestock loans and $12.0 million for agribusiness loans at March 31, 2015, compared to $268.1 million for dairy & livestock loans and $11.1 million for agribusiness loans at December 31, 2014.

PCI Loans from the SJB Acquisition

These PCI loans were acquired from SJB on October 16, 2009 and were subject to a loss sharing agreement with the FDIC. Under the terms of such loss sharing agreement, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries up to $144.0 million in losses with respect to covered assets, after a first loss amount of $26.7 million. Under the terms of such loss sharing agreement, the FDIC reimburses the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement covered 5 years for commercial loans and covers 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date. The loss sharing agreement for commercial loans expired on October 16, 2014.

The PCI loan portfolio included unfunded commitments for commercial lines or credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is included under the loss share agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition were covered under the loss share agreement.

The following table presents PCI loans by type for the periods presented.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$13,988	$14,605
SBA	1,073	1,110
Real estate:
Commercial real estate	102,445	109,350
Construction	—	—
SFR mortgage	197	205
Dairy & livestock and agribusiness	330	4,890
Municipal lease finance receivables	—	—
Consumer and other loans	2,997	3,336

Gross PCI loans	121,030	133,496
Less: Purchase accounting discount	(6,612)	(7,129)

Gross PCI loans, net of discount	114,418	126,367
Less: Allowance for PCI loans losses	—	—

Net PCI loans	$114,418	$126,367

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region for the period presented.

	March 31, 2015
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,501,792	41.6%	$1,046,947	41.9%
Central Valley	639,111	17.7%	442,150	17.7%
Inland Empire	641,214	17.8%	558,224	22.3%
Orange County	533,943	14.8%	270,701	10.8%
Other areas (1)	293,996	8.1%	181,161	7.3%

	$3,610,056	100.0%	$2,499,183	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region for the period presented.

	March 31, 2015
	Total PCI Loans		PCI- Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$9,393	7.8%	$5,762	5.6%
Central Valley	107,906	89.1%	93,870	91.6%
Other areas (1)	3,731	3.1%	2,813	2.8%

	$121,030	100.0%	$102,445	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of March 31, 2015, the Company had $18.5 million of SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of March 31, 2015, the Company had $109.0 million of SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans, over 99%, are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio at 75% or less, although this is not the case for every loan we make.

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	March 31, 2015
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$142,533	5.3%	100.0%	$425
SFR mortgage - Mortgage pools	62,599	2.3%	100.0%	214

Total SFR mortgage	205,132	7.6%

Commercial real estate:
Multi-family	210,488	7.8%	—	1,307
Industrial	690,720	25.5%	35.8%	912
Office	451,698	16.7%	25.8%	1,029
Retail	455,078	16.8%	6.3%	1,532
Medical	181,300	6.7%	33.4%	1,663
Secured by farmland (2)	150,941	5.6%	100.0%	2,068
Other	358,958	13.3%	42.8%	1,209

Total commercial real estate	2,499,183	92.4%

Total SFR mortgage and commercial real estate loans	$2,704,315	100.0%	35.6%	1,179

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $131.5 million for loans secured by dairy & livestock land and $19.4 million for loans secured by agricultural land at March 31, 2015.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	March 31, 2015
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$197	0.2%	100.0%	$99
SFR mortgage - Mortgage pools	—	—	—	—

Total SFR mortgage	197	0.2%
Commercial real estate:
Multi-family	2,629	2.6%	—	1,315
Industrial	24,913	24.3%	48.0%	608
Office	11,535	11.2%	30.2%	524
Retail	11,835	11.5%	39.4%	592
Medical	11,994	11.7%	89.7%	1,090
Secured by farmland	4,068	4.0%	100.0%	370
Other (2)	35,471	34.5%	57.5%	825

Total commercial real estate	102,445	99.8%

Total SFR mortgage and commercial real estate loans	$102,642	100.0%	54.1%	736

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 76% of other loans.

The SFR mortgage—Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed to enable our Bank to underwrite and process SFR mortgage loans generated through our Centers, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012. We originated loan volume in the aggregate principal amount of $9.0 million under this program during the first quarter of 2015.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $62.6 million at March 31, 2015. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

Construction Loans

As of March 31, 2015, the Company had $55.3 million in construction loans. This represents 1.48% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles and the Inland Empire region of Southern California. At March 31, 2015, construction loans consisted of $26.7 million in SFR and multi-family construction loans and $28.6 million in commercial construction loans. As of March 31, 2015, there were no nonperforming construction loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans	$6,227	$11,901
Troubled debt restructured loans (nonperforming)	16,774	20,285
OREO	7,122	5,637

Total nonperforming assets	$30,123	$37,823

Troubled debt restructured performing loans	$45,376	$53,589

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.81%	0.99%

Percentage of nonperforming assets to total assets	0.40%	0.51%

At March 31, 2015, loans classified as impaired, excluding PCI loans, totaled $68.4 million, or 1.90% of total loans, compared to $85.8 million, or 2.26% of total loans at December 31, 2014. The March 31, 2015 balance included nonperforming loans of $23.0 million. At March 31, 2015, impaired loans which were restructured in a troubled debt restructuring (“TDR”) represented $62.2 million, of which $16.8 million were nonperforming and $45.4 million were performing.

Of the total impaired loans as of March 31, 2015, $36.4 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). Impaired loans measured for impairment using the present value of expected future cash flows discounted at the loans effective rate were $32.0 million.

Troubled Debt Restructurings

Total TDRs were $62.2 million at March 31, 2015, compared to $73.9 million at December 31, 2014. Of the $16.8 million of nonperforming TDRs at March 31, 2015, $103,000 were not paying in accordance with the modified terms and $16.7 million have either not demonstrated repayment performance for a sustained period, and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. At March 31, 2015, $45.4 million of performing TDRs were accruing restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	March 31, 2015		December 31, 2014
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$1,354	4	$711	3
SBA Loan	—	—	699	1
Real Estate:
Commercial real estate	25,099	12	24,694	11
Construction	7,651	1	7,651	1
SFR mortgage	3,680	11	3,722	11
Dairy & livestock and agribusiness	7,174	5	15,693	8
Consumer	418	1	419	1

Total performing TDRs	$45,376	34	$53,589	36

Nonperforming TDRs:
Commercial and industrial	$912	6	$960	6
Real Estate:
Commercial real estate	15,759	8	19,222	11
Construction	—	—	—	—
SFR mortgage	—	—	—	—
Dairy & livestock and agribusiness	103	1	103	1

Total nonperforming TDRs	$16,774	15	$20,285	18

Total TDRs	$62,150	49	$73,874	54

At March 31, 2015 and December 31, 2014, $707,000 and $726,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs of TDRs during the quarter ended March 31, 2015 and 2014, respectively.

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

Nonperforming Assets and Delinquency Trends

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Nonperforming loans:
Commercial and industrial	$952	$2,308	$3,423	$4,831	$3,171
SBA	2,463	2,481	3,243	2,138	1,650
Real estate:
Commercial real estate [1]	16,787	23,318	14,795	14,866	11,852
Construction [1]	—	—	9,666	9,767	9,867
SFR mortgage	2,233	3,240	3,999	6,765	7,868
Dairy & livestock and agribusiness	103	103	1,463	5,133	5,397
Consumer and other loans	463	736	461	470	397

Total	$23,001	$32,186	$37,050	$43,970	$40,202

% of Total gross loans	0.62%	0.84%	1.04%	1.26%	1.23%

Past due 30-89 days:
Commercial and industrial	$112	$978	$673	$516	$—
SBA	—	75	—	689	—
Real estate:
Commercial real estate	35	122	—	732	520
Construction	—	—	—	—	—
SFR mortgage	1,613	425	—	161	432
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	139	81	15	168	8

Total	$1,899	$1,681	$688	$2,266	$960

% of Total gross loans	0.05%	0.04%	0.02%	0.07%	0.03%

OREO:
Commercial and industrial	$736	$736	$1,254	$1,638	$—
Real estate:
Commercial real estate	1,518	—	70	—	—
Construction	4,868	4,901	4,901	4,901	6,475

Total	$7,122	$5,637	$6,225	$6,539	$6,475

Total nonperforming, past due, and OREO	$32,022	$39,504	$43,963	$52,775	$47,637

% of Total gross loans	0.86%	1.03%	1.23%	1.52%	1.46%

[1]	Construction was completed on one $9.6 million nonperforming construction loan which was therefore reflected as a nonperforming commercial real estate loan as of December 31, 2014.

We had $23.0 million in nonperforming loans, excluding PCI loans, defined as nonaccrual loans and nonperforming TDRs, at March 31, 2015, or 0.62% of total loans. This compares to $32.2 million in nonperforming loans at December 31, 2014. At March 31, 2015, six customer relationships comprised $17.0 million, or 74.1%, of our nonperforming loans. Four of these customer relationships are commercial real estate developers (non-owner occupied); and the primary collateral securing these loans is commercial real estate properties. At March 31, 2015, there was $531,000 allowance for loan losses specifically allocated to these loans. There were no charge-offs recorded for these six customer relationships during the quarter ended March 31, 2015.

We had $7.1 million in OREO at March 31, 2015, compared to $5.6 million in OREO at December 31, 2014. As of March 31, 2015, we had six OREO properties compared with four OREO properties at December 31, 2014. During the first quarter of 2015, we added three OREO properties with a carrying value of $2.8 million and sold one OREO property with a carrying value of $1.3 million, realizing a net gain on sale of $112,000.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest and changes in the financial conditions or business of a borrower, and drought conditions in California may adversely affect a borrower’s ability to pay or the value of our collateral. See “Risk Management — Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2015, there were no PCI loans considered as nonperforming as described above.

At March 31, 2015, there were no OREO properties, which was unchanged from December 31, 2014.

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

We maintain an allowance for inherent loan losses that is increased by a provision for loan losses charged against operating results. The allowance for loan losses is also increased by recoveries on loans previously charged off and is reduced by actual loan losses charged to the allowance. The allowance for loan losses was $60.7 million as of March 31, 2015. This represents an increase of $884,000, or 1.48%, compared to the allowance for loan losses of $59.8 million as of December 31, 2014. No loan loss provision was recorded for the quarter ended March 31, 2015, compared to a $7.5 million recapture of provision for loan losses for the same period of 2014.

The table below presents a summary of net charge-offs and recoveries by type, and the resulting allowance for loan losses and provision for (recapture of) loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented as there was no allowance for PCI loans.

Summary of Loan Loss Experience

	As of and For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,825	$75,235
Charge-offs:
Commercial and industrial (2)	134	454
SBA (2)	33	—
Commercial real estate (2)	—	—
Construction	—	—
SFR mortgage	—	—
Dairy & livestock and agribusiness	—	—
Consumer and other loans	177	13

Total charge-offs	344	467

Recoveries:
Commercial and industrial	35	392
SBA	34	63
Commercial real estate	857	68
Construction	9	778
SFR mortgage	185	—
Dairy & livestock and agribusiness	99	144
Consumer and other loans	9	12

Total recoveries	1,228	1,457

Net recoveries	(884)	(990)
Other reallocation	—	—
(Recapture of) provision for loan losses	—	(7,500)

Allowance for loan losses at end of period	$60,709	$68,725

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,656	$9,088
Provision for unfunded loan commitments	(500)	—

Reserve for unfunded loan commitments at end of period	$7,156	$9,088

Reserve for unfunded loan commitments to total unfunded loan commitments	0.84%	1.30%
Amount of total loans at end of period (1)	$3,601,605	$3,257,559
Average total loans outstanding (1)	$3,610,296	$3,317,246

Net recoveries to average total loans	-0.02%	-0.03%
Net recoveries to total loans at end of period	-0.02%	-0.03%
Allowance for loan losses to average total loans	1.68%	2.07%
Allowance for loan losses to total loans at end of period	1.69%	2.11%
Net recoveries to allowance for loan losses	-1.46%	-1.44%
Net recoveries to provision for loan losses	—	-13.20%

(1)	Net of deferred loan origination fees, excluding PCI loans.
(2)	SBA loans were reclassified as a separate line item from other loan types as of the respective periods presented.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $794,000 (1.31%), $1.5 million (2.59%) and $4.0 million (5.82%) of the total allowance as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

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

During the first quarter of 2015, the Bank adjusted several qualitative factors including (i) changes in international, national, regional and local economic and business conditions that affect the collectability of the portfolio, including the condition of various market segments, (ii) changes in the experience, ability, and depth of lending management and other relevant staff, (iii) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and (iv) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institutions existing portfolio. The changes to the qualitative factors noted above reflect our judgment regarding the effect on our loan portfolio of certain current conditions including, but not limited to, reduced factor rates for the continued improvement in the level of non-accrual loans, classified and criticized loans, and other credit metrics. The Bank applied increased factor rates for heightened risk related to (i) intensifying competition for loans in the local markets we serve, (ii) the adverse impact to our local economy from climate/weather issues including the worsening regional drought, (iii) the adverse impact to our local economy from steep declines in crude oil prices and the resulting industry contraction and its direct and indirect effects, and (iv) the Bank’s recent expansion into a new geographical service market.

As an additional component of our overall allowance, the Bank maintains an unallocated fund to address imprecisions in the methodology and uncertainties that may affect inherent losses within the loan portfolio. At March 31, 2015, the Bank’s current level of unallocated funds was slightly elevated from recent, historical levels after applying our standard methodology. Management believes that appropriate drawdowns from usage of the unallocated fund into allocated loan segments under our methodology may be warranted and imminent if current conditions continue to deteriorate for a sustained period including, but not limited to, (i) the uncertain impact related to the breadth and pace of deterioration in the loan portfolio as a result of the extreme drought conditions in California, (ii) the uncertain impact to our Dairy & Livestock borrowers of broader deterioration in this industry segment that may result in lower loan risk ratings requiring additional allocated reserves beyond the higher segment allocations attributable to those qualitative factor rates that were increased in this reporting period, and (iii) to provide for uncertain deterioration in the general loan portfolio due to the steep, dramatic fall in crude oil prices and the direct and indirect effects it will have on our borrowers involved in or dependent upon this industry.

While we believe that the allowance at March 31, 2015 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $5.90 billion at March 31, 2015. This represented an increase of $293.1 million, or 5.2%, over total deposits of $5.60 billion at December 31, 2014. The composition of deposits is as follows.

	March 31, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$3,126,928	53.02%	$2,866,365	51.1%
Interest-bearing deposits
Savings deposits	2,024,165	34.32%	1,962,086	35.0%
Time deposits	746,683	12.66%	776,207	13.9%

Total deposits	$5,897,776	100.0%	$5,604,658	100.0%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.13 billion at March 31, 2015, representing an increase of $260.6 million, or 9.09%, from noninterest-bearing deposits of $2.87 billion at December 31, 2014. Noninterest-bearing demand deposits represented 53.0% of total deposits as of March 31, 2015, compared to 51.1% of total deposits as of December 31, 2014.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.02 billion at March 31, 2015 representing an increase of $62.1 million, or 3.16%, from savings deposits of $1.96 billion at December 31, 2014.

Time deposits totaled $746.7 million at March 31, 2015. This represented a decrease of $29.5 million, or 3.80%, from total time deposits of $776.2 billion at December 31, 2014.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 11.56% for the first quarter of 2015, compared to 15.80% for the first quarter of 2014.

At March 31, 2015, we had no short term borrowings, compared to $46.0 million at December 31, 2014.

At March 31, 2015, borrowed funds (customer repurchase agreements, FHLB Advances and other borrowings) totaled $560.4 million. This represented a decrease of $248.8 million, or 30.6%, from total borrowed funds of $809.1 million at December 31, 2014.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2015 and December 31, 2014, total customer repurchases were $560.4 million and $563.6 million, respectively, with weighted average interest rates of 0.23% and 0.24%, respectively.

On February 23, 2015 we repaid our last outstanding FHLB advance with a fixed interest rate of 4.52%. At December 31, 2014, FHLB advances were $199.5 million.

At March 31, 2015, $2.82 billion of loans and $2.99 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of March 31, 2015.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
		(Dollars in thousands)
Deposits (1)	$5,897,776	$5,866,885	$16,088	$2,511	$12,292
Customer repurchase agreements (1)	560,352	560,352	—	—	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	10,988	756	988	457	8,787
Operating leases	18,194	5,277	8,696	3,577	644
Advertising agreements	3,407	1,222	1,785	400	—

Total	$6,516,491	$6,434,492	$27,557	$6,945	$47,497

(1)	Amounts exclude accrued interest.

Deposits represent noninterest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

On February 23, 2015 we repaid our last remaining FHLB advance with a fixed rate of 4.52%.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at March 31, 2015.

	Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$375,643	$263,021	$82,522	$15,503	$14,597
SBA	252	—	166	86	—
Real estate:
Commercial real estate	73,258	12,808	18,693	32,034	9,723
Construction	49,881	14,198	35,683	—	—
Dairy & livestock and agribusiness (1)	260,356	158,046	102,310	—	—
Consumer and other loans	63,161	5,097	5,891	11,073	41,100

Total Commitment to extend credit	822,551	453,170	245,265	58,696	65,420
Obligations under letters of credit	25,807	21,048	4,559	200	—

Total	$848,358	$474,218	$249,824	$58,896	$65,420

(1)	Total commitments to extend credit to agribusiness were $12.9 million at March 31, 2015.

As of March 31, 2015, we had commitments to extend credit of approximately $822.6 million, and obligations under letters of credit of $25.8 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $7.2 million as of March 31, 2015 and $7.7 million as of December 31, 2014 included in other liabilities.

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

The Company’s equity capital was $897.1 million at March 31, 2015. This represented an increase of $19.0 million, or 2.16%, from equity capital of $878.1 million at December 31, 2014. The increase during the first quarter of 2015 resulted from $15.8 million in net earnings, $11.7 million in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $4.2 million for shares issued pursuant to our stock-based compensation plan, offset by $12.7 million for cash dividends declared on common stock.

During the first quarter of 2015, the Board of Directors of the Company declared a quarterly common stock cash dividend totaling $0.12 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first quarter of 2015, there were no repurchased shares of our common stock outstanding. As of March 31, 2015, we had 7,420,678 shares of our common stock remaining that are eligible for repurchase.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Management’s Discussion and Analysis and Note 19 of the consolidated financial statements) describes the regulatory capital requirements of the Company and the Bank.

In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC, approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the previous U.S. general risk-based capital rules. The New Capital Rules revised the definitions and the components of regulatory capital, as well as addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach. The New Capital Rules were effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. As expected, the biggest impact to the Company and the Bank from the New Capital Rules was the different risk-weightings of various segments of our loan portfolio. We also elected to “opt out” of having the accumulated other comprehensive income component of stockholders’ equity included in the calculation of regulatory capital.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. Including the phase-in of the capital conservation buffer of 2.5% through 2019, the new final fully phased-in capital rule requires the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, there were three fundamental capital ratios. A total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. For further information about our capital ratios, see Item 1. Business— Capital Adequacy Requirements as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s capital ratios as of March 31, 2015 and December 31, 2014.

			March 31, 2015		December 31, 2014
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	10.94%	10.83%	10.86%	10.77%
Common equity Tier I capital ratio	4.50%	6.50%	17.01%	17.39%	N/A	N/A
Tier 1 risk-based capital ratio	6.00%	8.00%	17.56%	17.39%	16.99%	16.85%
Total risk-based capital ratio	8.00%	10.00%	18.81%	18.64%	18.24%	18.11%

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first quarter of 2015, the loan to deposit ratio averaged 65.07% compared to an average ratio of 70.4% for the same period in 2014. The ratio of loans to deposits and customer repurchases averaged 58.63% for the first quarter of 2015 and 61.10% for the same period in 2014.

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

Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Department of Business Oversight, the Bank may make a distribution (including a cash dividend) to CVB in an amount not exceeding the greater of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.

Based on the Bank’s last three fiscal years, at March 31, 2015, approximately $98.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of March 31, 2015, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $28.1 million for the first quarter of 2015, compared to $28.9 million for the same period last year. The decrease in cash provided by operating activities was primarily attributed to an increase in payments to vendors, employees and others, as well as a decrease in service charges and other fees received, partially offset by an increase in interest and dividends received and a decrease in interest paid.

Net cash provided by investing activities totaled $230.8 million for the first quarter of 2015, compared to $169.4 million for the first quarter of 2014. The increase in cash provided by investing activities was primarily the result of a decrease in purchases of investment securities and an increase from proceeds from the repayment of investment securities, partially offset by a decrease in loan a lease finance receivables.

Net cash provided by financing activities totaled $36.7 million for the first quarter of 2015, compared to $128.4 million for the same period last year. The decrease in cash provided by financing activities during the first quarter of 2015 was primarily due to the $200.0 million repayment of the FHLB advance, partially offset by an increase in deposits.

At March 31, 2015, cash and cash equivalents totaled $401.4 million. This represented a decrease of $20.0 million, or 4.75%, from $421.4 million at March 31, 2014 and an increase of $295.6 million, or 279.48%, from $105.8 million at December 31, 2014. Total deposits of $5.90 billion at March 31, 2015 increased $293.1 million, or 5.23%, over total deposits of $5.60 billion at December 31, 2014.

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

Approximately $2.14 billion, or 71%, of the total investment portfolio at March 31, 2015 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2015.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(1.38%)
- 100 basis points	(0.88%)

(1)	Changes from the base case for a 12-month period.

Based on our current models, we believe that the interest rate risk profile of our balance sheet is fairly well matched with a slight liability sensitive bias over a two year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of March 31, 2015, the Company does not have any litigation reserves.

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

With respect to the appeal, the plaintiffs’ opening brief was filed on June 7, 2014, the Company’s reply brief was filed on July 7, 2014, and the plaintiff’s rebuttal brief was filed on August 20, 2014. It is expected that the Court of Appeals will schedule oral argument at some point within the next nine to twelve months, and would then issue its opinion at some point nine to twelve months thereafter.

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

On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the consolidated federal securities shareholder class action complaint. On July 30, 2013, the Court signed a Minute Order agreeing to the parties’ stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with the pending appeal in the federal class action securities case, subject to brief status conferences every six months or so, with the next status update scheduled for January 16, 2016.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. California has recently experienced a number of years with precipitation at relatively low levels. As a result, Governor Brown has declared an extreme drought condition and has asked for a 25% decrease in consumption levels. The drought conditions and the availability to access adequate levels of water may have negative financial effects on individuals and businesses in our marketplace.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program for the three months ended March 31, 2015. As of March 31, 2015, there were 7,420,678 shares of our common stock remaining available for repurchase.

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

Date: May 11, 2015

/s/ Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer