Form 10-Q
period 2015-06-30
CVB FINANCIAL CORP
filed 2015-08-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of common stock of the registrant: 106,340,143 outstanding as of July 30, 2015.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance and results, financial position and liquidity, business prospects, strategic alternatives, business strategies, technology initiatives and cyber security, regulatory and compliance policies, competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for legacy and future operations, legal proceedings or investigations, board and management hiring and retention and other similar forecasts and statements of expectations or assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic and market conditions and events and the impact they may have on the Company, our customers and/or our assets and liabilities; our ability to attract and maintain deposits, borrowings and other sources of funding or liquidity, and the pricing and rates applicable thereto; supply and demand for real estate and renewed fluctuations or periodic deterioration in the market values of real estate in California or other jurisdictions where we lend, whether involving residential or commercial property; a prolonged slowdown or decline in real estate sales or construction activity; changes in the financial performance and/or condition of our loan and deposit customers or key vendors or counterparties; changes in the levels of performing and nonperforming bank assets and charge-offs; the cost or effect of acquisitions or divestitures we may make; the effect of changes in laws and regulations (including laws, regulations and judicial decisions concerning financial reform, taxes, bank or holding company capital levels, securities, employment, executive compensation, insurance, compliance, vendor management and information security) with which we and our subsidiaries must comply (or believe we must comply); changes in the applicability or costs of deposit insurance or other regulatory fees; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant legal, regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; internal and external fraud and cyber-security threats, including theft or loss of Company or customer funds, loss of system functionality or access, or theft or loss of Company or customer information; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, droughts or pandemic diseases; the timely development and acceptance of new banking products and services (including technology-based services and products) and the perceived value of these products and services by customers and potential customers; the Company’s relationships with and reliance upon vendors with respect to the operation of key internal or external systems and applications; changes in consumer spending, borrowing and savings preferences or habits; the effects of technological changes, the expanding use of technology in banking (including the adoption of mobile banking applications) and product innovation or contraction; the ability to retain or increase market share, retain or grow customers and control expenses; changes in the risk or competitive environment among financial and bank holding companies, banks and other financial service providers; volatility in the credit and equity markets and its effects on the general economy or local or regional business conditions; market fluctuations in the prices of the Company’s common stock or other securities; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other national or international accounting standard setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team and our board of directors; the costs and effects of legal, regulatory and compliance changes or developments; the initiation and the favorable or unfavorable resolution of legal proceedings or regulatory or other governmental inquiries involving the Company, including, but not limited to, any consumer or employment class action litigation, and the current investigation by the Securities and Exchange Commission and the related federal class-action and state law derivative action lawsuits filed against us; the results of regulatory examinations or reviews or other government actions; and our ongoing relationships with our various federal and state regulators, including the SEC, FDIC and California DBO.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$125,431	$95,030
Interest-earning balances due from Federal Reserve	321,015	10,738

Total cash and cash equivalents	446,446	105,768

Interest-earning balances due from depository institutions	24,378	27,118
Investment securities available-for-sale, at fair value (with amortized cost of $3,113,339 at June 30, 2015, and $3,083,582 at December 31, 2014)	3,154,217	3,137,158
Investment securities held-to-maturity	1,400	1,528
Investment in stock of Federal Home Loan Bank (FHLB)	17,588	25,338
Loans and lease finance receivables	3,784,219	3,817,067
Allowance for loan losses	(59,554)	(59,825)

Net loans and lease finance receivables	3,724,665	3,757,242

Premises and equipment, net	31,894	33,591
Bank owned life insurance	129,597	126,927
Accrued interest receivable	22,173	23,194
Intangibles	2,707	3,214
Goodwill	74,244	74,244
Other real estate owned	7,835	5,637
Income taxes	40,756	31,461
Other assets	19,458	25,500

Total assets	$7,697,358	$7,377,920

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,250,574	$2,866,365
Interest-bearing	2,743,306	2,738,293

Total deposits	5,993,880	5,604,658
Customer repurchase agreements	662,326	563,627
FHLB advances	—	199,479
Other borrowings	—	46,000
Accrued interest payable	321	1,161
Deferred compensation	11,093	10,291
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	59,693	—
Other liabilities	50,280	48,821

Total liabilities	6,803,367	6,499,811

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,337,106 at June 30, 2015, and 105,893,216 at December 31, 2014	501,322	495,220
Retained earnings	368,960	351,814
Accumulated other comprehensive income, net of tax	23,709	31,075

Total stockholders’ equity	893,991	878,109

Total liabilities and stockholders’ equity	$7,697,358	$7,377,920

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans and leases, including fees	$45,322	$43,558	$90,864	$88,214
Investment securities:
Taxable	12,820	11,686	25,781	21,965
Tax-advantaged	4,719	5,186	9,730	10,464

Total investment income	17,539	16,872	35,511	32,429
Dividends from FHLB stock	1,414	526	1,883	1,130
Federal funds sold	187	127	329	251
Interest-earning deposits with other institutions	53	133	108	254

Total interest income	64,515	61,216	128,695	122,278

Interest expense:
Deposits	1,307	1,222	2,600	2,408
Borrowings	342	2,729	2,115	5,559
Junior subordinated debentures	108	106	213	210

Total interest expense	1,757	4,057	4,928	8,177

Net interest income before recapture of provision for loan losses	62,758	57,159	123,767	114,101
Recapture of provision for loan losses	(2,000)	(7,600)	(2,000)	(15,100)

Net interest income after recapture of provision for loan losses	64,758	64,759	125,767	129,201

Noninterest income:
Service charges on deposit accounts	3,952	3,905	7,913	7,733
Trust and investment services	2,181	2,133	4,332	4,058
Bankcard services	842	923	1,575	1,701
BOLI income	808	601	1,457	1,239
Gain on sale of loans held-for-sale	—	—	—	5,330
Decrease in FDIC loss sharing asset, net	(413)	(1,467)	(803)	(3,174)
Gain on OREO, net	132	130	256	135
Other	843	825	1,626	1,526

Total noninterest income	8,345	7,050	16,356	18,548

Noninterest expense:
Salaries and employee benefits	19,648	18,387	38,943	37,804
Occupancy and equipment	3,713	3,676	7,365	7,401
Professional services	1,527	1,646	2,680	3,010
Software licenses and maintenance	993	1,010	2,023	2,075
Promotion	1,201	1,341	2,528	2,607
Recapture of provision for unfunded loan commitments	—	—	(500)	—
Amortization of intangible assets	239	193	507	315
Debt termination expense	—	—	13,870	—
OREO expense	251	113	335	138
Acquisition related expenses	—	865	—	1,292
Other	3,961	4,093	8,254	7,839

Total noninterest expense	31,533	31,324	76,005	62,481

Earnings before income taxes	41,570	40,485	66,118	85,268

Income taxes	14,757	15,001	23,472	31,123

Net earnings	$26,813	$25,484	$42,646	$54,145

Other comprehensive income:
Unrealized gain on securities arising during the period	$(32,968)	$32,782	$(12,698)	$57,563
Less: Reclassification adjustment for net gain on securities included in net income	—	—	—	—

Other comprehensive income, before tax	(32,968)	32,782	(12,698)	57,563
Less: Income tax expense related to items of other comprehensive income	13,846	(13,769)	5,332	(24,176)

Other comprehensive income, net of tax	(19,122)	19,013	(7,366)	33,387

Comprehensive income	$7,691	$44,497	$35,280	$87,532

Basic earnings per common share	$0.25	$0.24	$0.40	$0.51
Diluted earnings per common share	$0.25	$0.24	$0.40	$0.51
Cash dividends declared per common share	$0.12	$0.10	$0.24	$0.20

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2015 and 2014

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income	Total
Balance January 1, 2014	105,370	$491,068	$290,149	$(9,330)	$771,887
Repurchase of common stock	(346)	(4,908)			(4,908)
Exercise of stock options	469	5,109			5,109
Tax benefit from exercise of stock options		796			796
Shares issued pursuant to stock-based compensation plan	306	1,531			1,531
Cash dividends declared on common stock ($0.20 per share)			(21,188)		(21,188)
Net earnings			54,145		54,145
Other comprehensive income				33,387	33,387

Balance June 30, 2014	105,799	$493,596	$323,106	$24,057	$840,759

Balance January 1, 2015	105,893	$495,220	$351,814	$31,075	$878,109
Repurchase of common stock	(33)	(511)			(511)
Exercise of stock options	397	4,500			4,500
Tax benefit from exercise of stock options		742			742
Shares issued pursuant to stock-based compensation plan	80	1,371			1,371
Cash dividends declared on common stock ($0.24 per share)			(25,500)		(25,500)
Net earnings			42,646		42,646
Other comprehensive income				(7,366)	(7,366)

Balance June 30, 2015	106,337	$501,322	$368,960	$23,709	$893,991

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Interest and dividends received	$137,747	$125,583
Service charges and other fees received	13,840	15,036
Interest paid	(5,768)	(7,984)
Net cash paid to vendors, employees and others	(68,710)	(63,504)
Income taxes paid	(27,000)	(35,500)
Payments to FDIC, loss share agreement	(460)	(1,372)

Net cash provided by operating activities	49,649	32,259

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	7,750	8,899
Proceeds from maturity of interest-earning balances from depository institutions	2,740	1,494
Proceeds from sale of investment securities	—	14,271
Proceeds from repayment of investment securities	202,162	143,151
Proceeds from maturity of investment securities	54,601	47,199
Purchases of investment securities	(236,451)	(413,458)
Net decrease in loan and lease finance receivables	35,862	184,031
Proceeds from sales of premises and equipment	—	663
Purchase of premises and equipment	(485)	(964)
Proceeds from sales of other real estate owned	1,538	2,254
Cash acquired on purchase of American Security Bank, net of cash paid	—	50,038

Net cash provided by investing activities	67,717	37,578

Cash Flows from Financing Activities
Net increase in transaction deposits	430,912	392,737
Net decrease in time deposits	(41,690)	(32,172)
Repayment of FHLB advances	(200,000)	—
Net decrease in other borrowings	(46,000)	(69,000)
Net increase (decrease) in customer repurchase agreements	98,699	(31,792)
Cash dividends on common stock	(23,340)	(21,117)
Repurchase of common stock	(511)	(4,908)
Proceeds from exercise of stock options	4,500	5,109
Tax benefit related to exercise of stock options	742	796

Net cash provided by financing activities	223,312	239,653

Net increase in cash and cash equivalents	340,678	309,490

Cash and cash equivalents, beginning of period	105,768	94,693

Cash and cash equivalents, end of period	$446,446	$404,183

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$42,646	$54,145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of loans held-for-sale	—	(5,330)
Loss on sale of premises and equipment, net	52	71
Gain on sale of other real estate owned	(232)	(117)
Amortization of capitalized prepayment penalty on borrowings	521	136
Increase in bank owned life insurance	(2,670)	(1,161)
Net amortization of premiums and discounts on investment securities	9,749	10,044
Accretion of SJB discount	(2,012)	(3,174)
Recapture of provision for loan losses	(2,000)	(15,100)
Recapture of provision for unfunded loan commitments	(500)	—
Valuation adjustment on other real estate owned	162	—
Change in FDIC loss share asset	299	3,174
Payments to FDIC, loss share agreement	(460)	(1,372)
Stock-based compensation	1,371	1,531
Depreciation and amortization, net	(229)	858
Change in accrued interest receivable	1,021	331
Change in accrued interest payable	(840)	12
Change in other assets and liabilities	2,771	(11,789)

Total adjustments	7,003	(21,886)

Net cash provided by operating activities	$49,649	$32,259

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$59,693	$56,430
Transfer of loans to other real estate owned	$3,666	$478

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Equipment Financing Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, Ventura County, San Diego County, Madera County, Fresno County, Tulare County, and Kern County, California. The Bank operates 40 Business Financial Centers, seven Commercial Banking Centers, and three trust offices. The Company is headquartered in the city of Ontario, California.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$358,052	$16	$(6,785)	$351,283	11.14%
Residential mortgage-backed securities	1,830,381	30,770	(4,661)	1,856,490	58.86%
CMOs/REMICs - residential	403,108	7,265	(626)	409,747	12.99%
Municipal bonds	516,798	16,488	(1,671)	531,615	16.85%
Other securities	5,000	82	—	5,082	0.16%

Total	$3,113,339	$54,621	$(13,743)	$3,154,217	100.00%

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$339,071	$—	$(8,228)	$330,843	10.55%
Residential mortgage-backed securities	1,884,370	36,154	(3,028)	1,917,496	61.12%
CMOs/REMICs - residential	297,318	7,050	(277)	304,091	9.69%
Municipal bonds	557,823	22,463	(645)	579,641	18.48%
Other securities	5,000	87	—	5,087	0.16%

Total	$3,083,582	$65,754	$(12,178)	$3,137,158	100.00%

Approximately 83% of the available-for-sale portfolio at June 30, 2015 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale collateralized mortgage obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2015 and December 31, 2014. The Bank had $234,000 in CMOs/REMICs backed by whole loans issued by private-label companies (nongovernment sponsored).

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	June 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency/GSEs	$45,332	$119	$284,011	$6,666	$329,343	$6,785
Residential mortgage-backed securities	212,143	1,128	122,027	3,533	334,170	4,661
CMOs/REMICs - residential	114,943	458	6,315	168	121,258	626
Municipal bonds	52,881	813	24,599	858	77,480	1,671
Other securities	—	—	—	—	—	—

Total	$425,299	$2,518	$436,952	$11,225	$862,251	$13,743

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency/GSEs	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs/REMICs - residential	—	—	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	—	—	—	—	—	—

Total	$43,813	$55	$509,509	$12,123	$553,322	$12,178

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

CMO Held-to-Maturity — The Company has one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A (limited documentation) mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinated securities. This security is classified as held-to-maturity as the Bank has both the intent and ability to hold this debt security to maturity. The Bank acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security became apparent in August 2008 at the time the crisis in the financial markets occurred and the market for securities collateralized by Alt-A mortgages declined.

This Alt-A bond, with a book value of $1.4 million as of June 30, 2015 and has $1.9 million in net impairment losses to date. These losses have been recorded as a reduction to noninterest income. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of June 30, 2015. The key assumptions include default rates, loss severities and prepayment rates. There were no changes in credit related other-than-temporary impairment (“OTTI”) recognized in earnings for the three and six months ended June 30, 2015 and 2014.

Government Agency & Government-Sponsored Enterprise (“GSE”) — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement with the

Government-Sponsored Enterprises. As of June 30, 2015, approximately $240.1 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is due to be paid. The contractual terms of these investments provide that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds.

Mortgage-Backed Securities and CMOs/REMICs—Almost all of the Company’s available-for-sale mortgage-backed and CMOs/REMICs securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.3 years. Of the total MBS/CMO, 99.99% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. The remaining 0.01% are issued by banks. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds.

Municipal Bonds—The majority of the Company’s municipal bonds, with a weighted-average life of approximately 8.5 years, are insured by the largest bond insurance companies. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is attributable to the changes in interest rates and not credit quality. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments are not considered other than temporarily impaired at June 30, 2015.

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

At June 30, 2015 and December 31, 2014, investment securities having a carrying value of approximately $2.92 billion and $3.11 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMOs/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMOs/REMICs are included in maturity categories based upon estimated prepayment speeds.

	June 30, 2015
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$177,307	$180,332
Due after one year through five years	2,063,160	2,104,524
Due after five years through ten years	659,129	652,414
Due after ten years	213,743	216,947

Total	$3,113,339	$3,154,217

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2015.

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

At June 30, 2015, the remaining discount associated with the PCI loans approximated $5.7 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $3.5 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 3.4 years and 1.3 years, respectively. The loss sharing agreement for commercial loans expired October 16, 2014. The following table provides a summary of PCI loans and lease finance receivables by type and their credit quality indicators for the periods indicated.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$13,310	$14,605
SBA	440	1,110
Real estate:
Commercial real estate	93,700	109,350
Construction	—	—
SFR mortgage	203	205
Dairy & livestock and agribusiness	276	4,890
Municipal lease finance receivables	—	—
Consumer and other loans	2,817	3,336

Gross PCI loans	110,746	133,496
Less: Purchase accounting discount	(5,680)	(7,129)

Gross PCI loans, net of discount	105,066	126,367
Less: Allowance for PCI loans losses	—	—

Net PCI loans	$105,066	$126,367

Credit Quality Indicators

The following table summarizes PCI loans by internal risk ratings for the periods indicated.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Pass	$21,863	$26,706
Watch list	65,435	77,371
Special mention	6,909	8,203
Substandard	16,539	21,216
Doubtful & loss	—	—

Total PCI gross loans	$110,746	$133,496

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for PCI loans. The ALLL for PCI loans is determined separately from total loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully described in Note 3— Summary of Significant

Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015 and December 31, 2014, there were no allowances for loan losses recorded for PCI loans.

6.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$406,423	$390,011
SBA	120,566	134,265
Real estate:
Commercial real estate	2,569,411	2,487,803
Construction	46,927	55,173
SFR mortgage	214,503	205,124
Dairy & livestock and agribusiness	183,984	279,173
Municipal lease finance receivables	74,691	77,834
Consumer and other loans	71,176	69,884

Gross loans, excluding PCI loans	3,687,681	3,699,267
Less: Deferred loan fees, net	(8,528)	(8,567)

Gross loans, excluding PCI loans, net of deferred loan fees	3,679,153	3,690,700
Less: Allowance for loan losses	(59,554)	(59,825)

Net loans, excluding PCI loans	3,619,599	3,630,875

PCI Loans	110,746	133,496
Discount on PCI loans	(5,680)	(7,129)

PCI loans, net	105,066	126,367

Total loans and lease finance receivables	$3,724,665	$3,757,242

As of June 30, 2015, 69.68% of the total gross loan portfolio (excluding PCI loans) consisted of commercial real estate loans and 1.27% of the total loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of June 30, 2015, $157.2 million, or 6.12%, of the total commercial real estate loans included loans secured by farmland, compared to $165.6 million, or 6.66%, at December 31, 2014. The loans secured by farmland included $130.0 million for loans secured by dairy & livestock land and $27.2 million for loans secured by agricultural land at June 30, 2015, compared to $144.1 million for loans secured by dairy & livestock land and $21.5 million for loans secured by agricultural land at December 31, 2014. As of June 30, 2015, $184.0 million, or 4.99%, of the total gross loan portfolio (excluding PCI loans) consisted of dairy & livestock and agribusiness commercial loans, compared to $279.2 million, or 7.55%, at December 31, 2014. This was comprised of $171.8 million for dairy & livestock loans and $12.2 million for agribusiness loans at June 30, 2015, compared to $268.1 million for dairy & livestock loans and $11.1 million for agribusiness loans at December 31, 2014. At June 30, 2015, the Company held approximately $1.84 billion of total fixed rate loans.

At June 30, 2015 and December 31, 2014, loans totaling $2.80 billion and $2.78 billion, respectively, were pledged to secure borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

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

The following tables summarize each class of loans, excluding PCI loans, according to our internal risk ratings for the periods presented.

	June 30, 2015
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total

Commercial and industrial	$259,171	$97,969	$37,649	$11,578	$56	$406,423
SBA	74,716	22,448	14,202	7,698	1,502	120,566
Real estate:
Commercial real estate
Owner occupied	581,824	146,611	49,507	13,456	—	791,398
Non-owner occupied	1,445,175	250,818	28,789	53,231	—	1,778,013
Construction
Speculative	26,741	2,172	—	7,651	—	36,564
Non-speculative	9,710	653	—	—	—	10,363
SFR mortgage	185,302	21,230	4,261	3,710	—	214,503
Dairy & livestock and agribusiness	105,341	75,217	3,426	—	—	183,984
Municipal lease finance receivables	41,726	27,766	5,199	—	—	74,691
Consumer and other loans	55,776	10,497	2,032	2,774	97	71,176

Total gross loans, excluding PCI loans	$2,785,482	$655,381	$145,065	$100,098	$1,655	$3,687,681

	December 31, 2014
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total

Commercial and industrial	$234,029	$105,904	$33,795	$16,031	$252	$390,011
SBA	84,769	24,124	15,858	7,920	1,594	134,265
Real estate:
Commercial real estate
Owner occupied	552,072	159,908	46,248	32,139	—	790,367
Non-owner occupied	1,347,006	241,809	56,353	52,268	—	1,697,436
Construction
Speculative	28,310	613	—	7,651	—	36,574
Non-speculative	18,071	528	—	—	—	18,599
SFR mortgage	174,311	20,218	2,442	8,153	—	205,124
Dairy & livestock and agribusiness	174,783	85,660	8,612	10,015	103	279,173
Municipal lease finance receivables	35,463	22,349	20,022	—	—	77,834
Consumer and other loans	62,904	2,233	1,789	2,763	195	69,884

Total gross loans, excluding PCI loans	$2,711,718	$663,346	$185,119	$136,940	$2,144	$3,699,267

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

Management believes that the ALLL was appropriate at June 30, 2015 and December 31, 2014. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans, by portfolio segment for the periods presented.

	For the Three Months Ended June 30, 2015
	Ending Balance March 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2015
	(Dollars in thousands)
Commercial and industrial	$7,502	$—	$197	$(514)	$7,185
SBA	2,196	—	3	(114)	2,085
Real estate:
Commercial real estate	34,848	(107)	783	(110)	35,414
Construction	1,043	—	41	(338)	746
SFR mortgage	2,425	(215)	—	354	2,564
Dairy & livestock and agribusiness	3,746	—	111	117	3,974
Municipal lease finance receivables	1,030	—	—	(16)	1,014
Consumer and other loans	825	(20)	52	(23)	834
Unallocated	7,094	—	—	(1,356)	5,738

Total allowance for loan losses	$60,709	$(342)	$1,187	$(2,000)	$59,554

	For the Three Months Ended June 30, 2014
	Ending Balance March 31, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2014
	(Dollars in thousands)
Commercial and industrial	$6,368	$(100)	$43	$(274)	$6,037
SBA	2,468	—	63	(166)	2,365
Real estate:
Commercial real estate	39,400	(352)	70	(3,200)	35,918
Construction	458	—	19	128	605
SFR mortgage	2,282	—	—	(68)	2,214
Dairy & livestock and agribusiness	9,267	—	98	(3,937)	5,428
Municipal lease finance receivables	1,519	—	—	(55)	1,464
Consumer and other loans	950	(6)	14	(28)	930
Unallocated	6,013	—	—	—	6,013

Total allowance for loan losses	$68,725	$(458)	$307	$(7,600)	$60,974

	For the Six Months Ended June 30, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(134)	$232	$13	$7,185
SBA	2,557	(33)	37	(476)	2,085
Real estate:
Commercial real estate	33,373	(107)	1,640	508	35,414
Construction	988	—	50	(292)	746
SFR mortgage	2,344	(215)	185	250	2,564
Dairy & livestock and agribusiness	5,479	—	210	(1,715)	3,974
Municipal lease finance receivables	1,412	—	—	(398)	1,014
Consumer and other loans	1,262	(197)	61	(292)	834
Unallocated	5,336	—	—	402	5,738

Total allowance for loan losses	$59,825	$(686)	$2,415	$(2,000)	$59,554

	For the Six Months Ended June 30, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2014
	(Dollars in thousands)
Commercial and industrial	$8,502	$(554)	$498	$(2,409)	$6,037
SBA	2,332	—	63	(30)	2,365
Real estate:
Commercial real estate	39,402	(352)	138	(3,270)	35,918
Construction	1,305	—	797	(1,497)	605
SFR mortgage	2,718	—	—	(504)	2,214
Dairy & livestock and agribusiness	11,728	—	242	(6,542)	5,428
Municipal lease finance receivables	2,335	—	—	(871)	1,464
Consumer and other loans	960	(19)	26	(37)	930
Unallocated	5,953	—	—	60	6,013

Total allowance for loan losses	$75,235	$(925)	$1,764	$(15,100)	$60,974

The following tables present the recorded investment in loans held-for-investment, excluding PCI loans, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses for the periods presented.

	June 30, 2015
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$1,562	$404,861	$435	$6,750
SBA	3,146	117,420	12	2,073
Real estate:
Commercial real estate	39,981	2,529,430	—	35,414
Construction	7,651	39,276	24	722
SFR mortgage	7,044	207,459	77	2,487
Dairy & livestock and agribusiness	7,091	176,893	—	3,974
Municipal lease finance receivables	—	74,691	—	1,014
Consumer and other loans	915	70,261	2	832
Unallocated	—	—	—	5,738

Total	$67,390	$3,620,291	$550	$59,004

	June 30, 2014
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$5,904	$379,661	$643	$5,394
SBA	2,138	126,706	64	2,301
Real estate:
Commercial real estate	36,873	2,363,991	—	35,918
Construction	26,554	32,923	—	605
SFR mortgage	10,554	176,370	44	2,170
Dairy & livestock and agribusiness	23,355	156,696	1,366	4,062
Municipal lease finance receivables	—	78,934	—	1,464
Consumer and other loans	470	70,527	96	834
Unallocated	—	—	—	6,013

Total	$105,848	$3,385,808	$2,213	$58,761

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the appropriateness of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 –Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

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

The following tables present the recorded investment in the aging of, past due and nonaccrual loans, excluding PCI loans, by type of loans for the periods presented.

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$246	$—	$246	$903	$405,274	$406,423
SBA	—	—	—	2,456	118,110	120,566
Real estate:
Commercial real estate
Owner occupied	—	—	—	2,290	789,109	791,399
Non-owner occupied	945	388	1,333	12,677	1,764,002	1,778,012
Construction
Speculative	—	—	—	—	36,564	36,564
Non-speculative	—	—	—	—	10,363	10,363
SFR mortgage	—	355	355	3,400	210,748	214,503
Dairy & livestock and agribusiness	—	—	—	—	183,984	183,984
Municipal lease finance receivables	—	—	—	—	74,691	74,691
Consumer and other loans	—	2	2	498	70,676	71,176

Total gross loans, excluding PCI loans	$1,191	$745	$1,936	$22,224	$3,663,521	$3,687,681

(1)	As of June 30, 2015, $18.6 million of nonaccruing loans were current, $599,000 were 30-59 days past due, $668,000 were 60-89 days past due and $2.4 million were 90+ days past due.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$943	$35	$978	$2,308	$386,725	$390,011
SBA	75	—	75	2,481	131,709	134,265
Real estate:
Commercial real estate
Owner occupied	36	86	122	4,072	786,173	790,367
Non-owner occupied	—	—	—	19,246	1,678,190	1,697,436
Construction
Speculative	—	—	—	—	36,574	36,574
Non-speculative	—	—	—	—	18,599	18,599
SFR mortgage	425	—	425	3,240	201,459	205,124
Dairy & livestock and agribusiness	—	—	—	103	279,070	279,173
Municipal lease finance receivables	—	—	—	—	77,834	77,834
Consumer and other loans	64	17	81	736	69,067	69,884

Total gross loans, excluding PCI loans	$1,543	$138	$1,681	$32,186	$3,665,400	$3,699,267

(1)	As of December 31, 2014, $20.1 million of nonaccruing loans were current, $3.7 million were 30-59 days past due, $8.5 million were 90+ days.

Impaired Loans

At June 30, 2015, the Company had impaired loans, excluding PCI loans, of $67.4 million. Of this amount, there were $15.0 million of nonaccrual commercial real estate loans, $3.4 million of nonaccrual SFR mortgage loans, $2.5 million of nonaccrual SBA loans, $903,000 of nonaccrual commercial and industrial loans and $498,000 of nonaccrual consumer and other loans. These impaired loans included $60.3 million of loans whose terms were modified in a troubled debt restructuring, of which $15.2 million were classified as nonaccrual. The remaining balance of $45.1 million consisted of 33 loans performing according to the restructured terms.

The impaired loans had a specific allowance of $550,000 at June 30, 2015. At December 31, 2014, the Company had classified as impaired loans, excluding PCI loans, with a balance of $85.8 million with a related allowance of $1.5 million.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by class of loans, as of and for the periods indicated below.

	As of and For the Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,097	$1,941	$—	$1,172	$15
SBA	3,087	3,688	—	3,167	26
Real estate:
Commercial real estate
Owner occupied	5,987	7,080	—	5,865	127
Non-owner occupied	33,994	39,946	—	34,567	838
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	6,228	7,175	—	6,102	50
Dairy & livestock and agribusiness	7,091	7,559	—	7,269	167
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	906	1,426	—	940	8

Total	58,390	68,815	—	59,082	1,231

With a related allowance recorded:
Commercial and industrial	465	536	435	478	1
SBA	59	59	12	63	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	7,651	7,651	24	7,651	192
Non-speculative	—	—	—	—	—
SFR mortgage	816	824	77	826	3
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	9	14	2	10	—

Total	9,000	9,084	550	9,028	196

Total impaired loans	$67,390	$77,899	$550	$68,110	$1,427

	As of and For the Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,376	$5,437	$—	$4,396	$30
SBA	2,074	2,516	—	2,112	—
Real estate:
Commercial real estate
Owner occupied	11,822	12,910	—	11,967	247
Non-owner occupied	25,051	31,676	—	25,390	430
Construction
Speculative	17,418	18,407	—	17,484	154
Non-speculative	9,136	9,136	—	9,158	308
SFR mortgage	10,078	11,719	—	10,156	52
Dairy & livestock and agribusiness	20,015	20,714	—	22,529	456
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	366	718	—	368	—

Total	100,336	113,233	—	103,560	1,677

With a related allowance recorded:
Commercial and industrial	1,528	1,852	643	1,531	—
SBA	64	72	64	67	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	476	486	44	478	—
Dairy & livestock and agribusiness	3,340	3,340	1,366	3,408	25
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	104	165	96	105	—

Total	5,512	5,915	2,213	5,589	25

Total impaired loans	$105,848	$119,148	$2,213	$109,149	$1,702

	As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,391	$3,624	$—
SBA	1,853	2,197	—
Real estate:
Commercial real estate
Owner occupied	16,961	18,166	—
Non-owner occupied	30,068	38,156	—
Construction
Speculative	7,651	7,651	—
Non-speculative	—	—	—
SFR mortgage	6,512	7,493	—
Dairy & livestock and agribusiness	15,796	17,587	—
Municipal lease finance receivables	—	—	—
Consumer and other loans	673	1,094	—

Total	81,905	95,968	—

With a related allowance recorded:
Commercial and industrial	629	698	615
SBA	1,327	1,591	296
Real estate:
Commercial real estate
Owner occupied	—	—	—
Non-owner occupied	982	1,278	154
Construction
Speculative	—	—	—
Non-speculative	—	—	—
SFR mortgage	467	484	35
Dairy & livestock and agribusiness	—	—	—
Municipal lease finance receivables	—	—	—
Consumer and other loans	482	508	449

Total	3,887	4,559	1,549

Total impaired loans	$85,792	$100,527	$1,549

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of June 30, 2015 and December 31, 2014 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral-dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded zero provision for unfunded loan commitments for the three months ended June 30, 2015 and 2014. A $500,000 recapture of provision for unfunded loan commitments was recorded for the six months ended June 30, 2015, compared to no provision for unfunded commitments for the same period of 2014. At June 30, 2015 and December 31, 2014, the balance of the reserve was $7.2 million and $7.7 million, respectively, and was included in other liabilities.

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

As of June 30, 2015, there were $60.3 million of loans classified as TDRs, of which $15.2 million were nonperforming and $45.1 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2015, performing TDRs were comprised of 10 commercial real estate loans of $25.0 million, one construction loan of $7.7 million, five dairy & livestock and agribusiness loans of $7.1 million, 11 SFR mortgage loans of $3.6 million, four commercial and industrial loans of $659,000, one SBA loan of $691,000 and one consumer loan of $417,000. There were no loans removed from TDR classification during the three and six months ended June 30, 2015 and 2014.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $432,000 and $726,000 of specific allowance to TDRs as of June 30, 2015 and December 31, 2014, respectively.

The following tables provide a summary of the activity related to TDRs for the periods presented.

	For the Three Months June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Performing TDRs:
Beginning balance	$45,376	$66,394	$53,589	$66,955
New modifications (1)	30	—	30	41
Payoffs and payments, net	(240)	(4,516)	(8,969)	(5,118)
TDRs returned to accrual status	—	—	516	—
TDRs placed on nonaccrual status	—	—	—	—

Ending balance	$45,166	$61,878	$45,166	$61,878

	For the Three Months June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Nonperforming TDRs:
Beginning balance	$16,774	$23,968	$20,285	$25,119
New modifications (1)	330	4,187	330	4,187
Charge-offs	—	—	—	—
Transfer to OREO	(842)	—	(842)	—
Payoffs and payments, net	(1,095)	(758)	(4,090)	(1,909)
TDRs returned to accrual status	—	—	(516)	—
TDRs placed on nonaccrual status	—	—	—	—

Ending balance	$15,167	$27,397	$15,167	$27,397

(1)	New modifications for the three and six months ended June 30, 2014 represent TDRs acquired from ASB.

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended June 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2015	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	30	30	30	—
Other	—	—	—	—	—
SBA
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	330	330	330	12
Other	—	—	—	—	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Consumer
Interest rate reduction	—	—	—	—	—

Total loans	2	$360	$360	$360	$12

For the Three Months Ended June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2014	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	—	—	—	—	—
SBA:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity (3)	1	47	47	45	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction (3)	2	389	389	376	—
Change in amortization period or maturity	—	—	—	—	—
Non-owner occupied
Interest rate reduction (3)	4	3,751	3,751	3,710	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Consumer
Interest rate reduction	—	—	—	—	—

Total loans	7	$4,187	$4,187	$4,131	$—

For the Six Months Ended June 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2015	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	30	30	30	—
Other	—	—	—	—	—
SBA
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	330	330	330	12
Other	—	—	—	—	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Consumer
Interest rate reduction	—	—	—	—	—

Total loans	2	$360	$360	$360	$12

	For the Six Months Ended June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2014	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity (3)	1	41	41	39	—
Other	—	—	—	—	—
SBA
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity (3)	1	47	47	45	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction (3)	2	389	389	376	—
Change in amortization period or maturity	—	—	—	—	—
Non-owner occupied
Interest rate reduction (3)	4	3,751	3,751	3,710	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Consumer
Interest rate reduction	—	—	—	—	—

Total loans	8	$4,228	$4,228	$4,170	$—

(1)	The tables exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
(3)	New modifications for the three and six months ended June 30, 2014 represent TDRs acquired from ASB.

As of June 30, 2015, there were no loans that were previously modified as a TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2015.

7.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2015, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were, 254,000 and 228,000, respectively. For the three and six months ended June 30, 2014, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 222,000 and 186,000 shares, respectively.

The table below summarizes earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$26,813	$25,484	$42,646	$54,145
Less: Net earnings allocated to restricted stock	143	145	223	274

Net earnings allocated to common shareholders	$26,670	$25,339	$42,423	$53,871

Weighted average shares outstanding	105,707	105,251	105,616	105,222
Basic earnings per common share	$0.25	$0.24	$0.40	$0.51

Diluted earnings per common share:
Net income allocated to common shareholders	$26,670	$25,339	$42,423	$53,871

Weighted average shares outstanding	105,707	105,251	105,616	105,222
Incremental shares from assumed exercise of outstanding options	451	504	445	552

Diluted weighted average shares outstanding	106,158	105,755	106,061	105,774
Diluted earnings per common share	$0.25	$0.24	$0.40	$0.51

8.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2015. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 measurements during the six months ended June 30, 2015 and 2014.

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

Investment Securities Available-for-Sale — Investment securities available-for-sale are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSEs	$351,283	$—	$351,283	$—
Residential mortgage-backed securities	1,856,490	—	1,856,490	—
CMO’s/REMIC’s - residential	409,747	—	409,747	—
Municipal bonds	531,615	—	531,615	—
Other securities	5,082	—	5,082	—

Total investment securities - AFS	3,154,217	—	3,154,217	—
Interest rate swaps	8,861	—	8,861	—

Total assets	$3,163,078	$—	$3,163,078	$—

Description of liability
Interest rate swaps	$8,861	$—	$8,861	$—

Total liabilities	$8,861	$—	$8,861	$—

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSEs	$330,843	$—	$330,843	$—
Residential mortgage-backed securities	1,917,496	—	1,917,496	—
CMO’s/REMIC’s - residential	304,091	—	304,091	—
Municipal bonds	579,641	—	579,641	—
Other securities	5,087	—	5,087	—

Total investment securities - AFS	3,137,158	—	3,137,158	—
Interest rate swaps	10,080	—	10,080	—

Total assets	$3,147,238	$—	$3,147,238	$—

Description of liability
Interest rate swaps	$10,080	$—	$10,080	$—

Total liabilities	$10,080	$—	$10,080	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at June 30, 2015 and December 31, 2014, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments that experienced losses during the period.

	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2015
	(Dollars in thousands)

Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$37	$—	$—	$37	$22
SBA	59	—	—	59	12
Real estate:
Commercial real estate	—	—	—	—	—
Construction	7,651	—	—	7,651	24
SFR mortgage	1,389	—	—	1,389	292
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	206	—	—	206	77
Other real estate owned	948	—	—	948	162

Total assets	$10,290	$—	$—	$10,290	$589

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2014
	(Dollars in thousands)

Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$1,911	$—	$—	$1,911	$771
SBA	1,327	—	—	1,327	296
Real estate:
Commercial real estate	2,500	—	—	2,500	271
Construction	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Dairy & livestock and agribusiness	103	—	—	103	1,061
Consumer and other loans	482	—	—	482	447
Other real estate owned	—	—	—	—	—

Total assets	$6,323	$—	$—	$6,323	$2,846

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2015 and December 31, 2014, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$446,446	$446,446	$—	$—	$446,446
Interest-earning balances due from depository institutions	24,378	—	24,378	—	24,378
FHLB stock	17,588	—	17,588	—	17,588
Investment securities available-for-sale	3,154,217	—	3,154,217	—	3,154,217
Investment securities held-to-maturity	1,400	—	—	2,066	2,066
Loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for loan losses	3,724,665	—	—	3,747,468	3,747,468
Swaps	8,861	—	8,861	—	8,861
Liabilities
Deposits:
Noninterest-bearing	$3,250,574	$3,250,574	$—	$—	$3,250,574
Interest-bearing	2,743,306	—	2,743,129	—	2,743,129
Borrowings	662,326	—	662,254	—	662,254
Junior subordinated debentures	25,774	—	26,024	—	26,024
Swaps	8,861	—	8,861	—	8,861

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$105,768	$105,768	$—	$—	$105,768
Interest-earning balances due from depository institutions	27,118	—	27,118	—	27,118
FHLB stock	25,338	—	25,338	—	25,338
Investment securities available-for-sale	3,137,158	—	3,137,158	—	3,137,158
Investment securities held-to-maturity	1,528	—	—	2,177	2,177
Loans held-for-sale	—	—	—	—	—
Total loans, net of allowance for loan losses	3,757,242	—	—	3,794,454	3,794,454
Swaps	10,080	—	10,080	—	10,080
Liabilities
Deposits:
Noninterest-bearing	$2,866,365	$2,866,365	$—	$—	$2,866,365
Interest-bearing	2,738,293	—	2,739,221	—	2,739,221
Borrowings	809,106	—	822,607	—	822,607
Junior subordinated debentures	25,774	—	26,005	—	26,005
Swaps	10,080	—	10,080	—	10,080

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended June 30, 2015
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$35,813	$19,210	$9,492	$—	$64,515
Credit for funds provided (1)	8,530	—	13,024	(21,554)	—

Total interest income	44,343	19,210	22,516	(21,554)	64,515

Interest expense	1,628	31	98	—	1,757
Charge for funds used (1)	1,052	15,441	5,061	(21,554)	—

Total interest expense	2,680	15,472	5,159	(21,554)	1,757

Net interest income	41,663	3,738	17,357	—	62,758
Recapture of provision for loan losses	—	—	(2,000)	—	(2,000)

Net interest income after recapture of provision for loan losses	41,663	3,738	19,357	—	64,758

Noninterest income	5,319	—	3,026	—	8,345
Noninterest expense	12,259	211	19,063	—	31,533
Debt termination expense	—	—	—	—	—

Segment pre-tax profit	$34,723	$3,527	$3,320	$—	$41,570

Segment assets as of June 30, 2015	$6,436,216	$3,624,321	$875,585	$(3,238,764)	$7,697,358

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Three Months Ended June 30, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$34,683	$17,675	$8,858	$—	$61,216
Credit for funds provided (1)	7,660	—	11,414	(19,074)	—

Total interest income	42,343	17,675	20,272	(19,074)	61,216

Interest expense	1,561	2,390	106	—	4,057
Charge for funds used (1)	953	13,436	4,685	(19,074)	—

Total interest expense	2,514	15,826	4,791	(19,074)	4,057

Net interest income	39,829	1,849	15,481	—	57,159
Recapture of provision for loan losses	—	—	(7,600)	—	(7,600)

Net interest income after recapture of provision for loan losses	39,829	1,849	23,081	—	64,759

Noninterest income	5,162	—	1,888	—	7,050
Noninterest expense	11,420	182	19,722	—	31,324
Debt termination expense	—	—	—	—	—

Segment pre-tax profit	$33,571	$1,667	$5,247	$—	$40,485

Segment assets as of June 30, 2014	$5,928,456	$3,511,341	$782,783	$(2,798,587)	$7,423,993

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Six Months Ended June 30, 2015
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$71,181	$37,865	$19,649	$—	$128,695
Credit for funds provided (1)	16,741	—	25,665	(42,406)	—

Total interest income	87,922	37,865	45,314	(42,406)	128,695

Interest expense	3,291	1,462	175	—	4,928
Charge for funds used (1)	2,119	30,247	10,040	(42,406)	—

Total interest expense	5,410	31,709	10,215	(42,406)	4,928

Net interest income	82,512	6,156	35,099	—	123,767
Recapture of provision for loan losses	—	—	(2,000)	—	(2,000)

Net interest income after recapture of provision for loan losses	82,512	6,156	37,099	—	125,767

Noninterest income	10,386	—	5,970	—	16,356
Noninterest expense	24,108	424	37,603	—	62,135
Debt termination expense	—	13,870	—	—	13,870

Segment pre-tax profit (loss)	$68,790	$(8,138)	$5,466	$—	$66,118

Segment assets as of June 30, 2015	$6,436,216	$3,624,321	$875,585	$(3,238,764)	$7,697,358

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Six Months Ended June 30, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$67,774	$34,107	$20,397	$—	$122,278
Credit for funds provided (1)	14,734	—	22,877	(37,611)	—

Total interest income	82,508	34,107	43,274	(37,611)	122,278

Interest expense	3,198	4,763	216	—	8,177
Charge for funds used (1)	1,917	26,233	9,461	(37,611)	—

Total interest expense	5,115	30,996	9,677	(37,611)	8,177

Net interest income	77,393	3,111	33,597	—	114,101
Recapture of provision for loan losses	—	—	(15,100)	—	(15,100)

Net interest income after recapture of provision for loan losses	77,393	3,111	48,697	—	129,201

Noninterest income	9,944	—	8,604	—	18,548
Noninterest expense	23,248	378	38,855	—	62,481
Debt termination expense	—	—	—	—	—

Segment pre-tax profit	$64,089	$2,733	$18,446	$—	$85,268

Segment assets as of June 30, 2014	$5,928,456	$3,511,341	$782,783	$(2,798,587)	$7,423,993

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2015, the Bank has entered into 75 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2015 and December 31, 2014, the total notional amount of the Company’s swaps was $184.7 million, and $197.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below.

	June 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$8,861	Other liabilities	$8,861

Total derivatives		$8,861		$8,861

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,080	Other liabilities	$10,080

Total derivatives		$10,080		$10,080

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2015	2014	2015	2014
		(Dollars in thousands)
Interest rate swaps	Other income	$199	$—	$199	$—

Total		$199	$—	$199	$—

11.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of other comprehensive income (loss) (“OCI”) for the periods presented.

	For the Three Months Ended June 30,
	2015			2014
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(32,968)	$(13,846)	$(19,122)	$32,782	$13,769	$19,013

Net change	$(32,968)	$(13,846)	$(19,122)	$32,782	$13,769	$19,013

	For the Six Months Ended June 30,
	2015			2014
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities available-for-sale:
Net change in fair value recorded in accumulated OCI	$(12,698)	$(5,332)	$(7,366)	$57,563	$24,176	$33,387

Net change	$(12,698)	$(5,332)	$(7,366)	$57,563	$24,176	$33,387

The following table provides a summary of the change in accumulated other comprehensive income for the periods presented.

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2015	$31,075
Net change in fair value recorded in accumulated OCI	(7,366)
Net realized gains reclassified into earnings	—

Balance, June 30, 2015	$23,709

Investment Securities Available-for-Sale
(Dollars in thousands)
Balance, January 1, 2014	$(9,330)
Net change in fair value recorded in accumulated OCI	33,387
Net realized gains reclassified into earnings	—

Balance, June 30, 2014	$24,057

12.	BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to the counterparty bank continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults. We offer a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells certain of our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the condensed consolidated balances.

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
June 30, 2015
Financial assets:
Derivatives not designated as hedging instruments	$8,861	$—	$—	$8,861	$—	$8,861

Total	$8,861	$—	$—	$8,861	$—	$8,861

Financial liabilities:
Derivatives not designated as hedging instruments	$9,004	$(143)	$8,861	$143	$(16,611)	$(7,607)
Repurchase agreements	662,326	—	662,326	—	(714,663)	(52,337)

Total	$671,330	$(143)	$671,187	$143	$(731,274)	$(59,944)

December 31, 2014
Financial assets:
Derivatives not designated as hedging instruments	$10,080	$—	$—	$10,080	$—	$10,080

Total	$10,080	$—	$—	$10,080	$—	$10,080

Financial liabilities:
Derivatives not designated as hedging instruments	$10,200	$(120)	$10,080	$120	$(16,734)	$(6,534)
Repurchase agreements	563,627	—	563,627	—	(624,578)	(60,951)

Total	$573,827	$(120)	$573,707	$120	$(641,312)	$(67,485)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have identified the variables we believe are most important in our estimation process. We utilize information available to us to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables and information could change future valuations and impact the results of operations.

•	Allowance for Loan Losses (“ALLL”)

•	Troubled Debt Restructurings

•	Investment Securities

•	Goodwill Impairment

•	Acquired Loans

•	Purchase Credit Impaired (“PCI”) Loans

•	Other Real Estate Owned (“OREO”)

•	Fair Value of Financial Instruments

•	Income Taxes

•	Share-Based Compensation

Our significant accounting policies are described in greater detail in our 2014 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the second quarter of 2015, we reported net income of $26.8 million, compared with $25.5 million for the second quarter of 2014. Diluted earnings per share were $0.25 per share for the second quarter of 2015, compared to $0.24 for the same period of 2014. Pre-tax net income for the second quarter of 2015 included a $2.0 million loan loss provision recapture, compared to $7.6 million for the same period of 2014. Net interest income for the second quarter of 2015 was also positively impacted by a decrease of $2.3 million in total interest expense from the year-ago quarter, primarily as a result of the $200.0 million repayment of fixed rate borrowings from the Federal Home Loan Bank (“FHLB”) in the first quarter of 2015.

At June 30, 2015, total assets were $7.70 billion. This represents an increase of $319.4 million, or 4.33%, from total assets of $7.38 billion at December 31, 2014. Earning assets of $7.30 billion at June 30, 2015 increased $283.9 million, or 4.04%, when compared with $7.02 billion at December 31, 2014. The increase in earning assets was primarily due to a $310.3 million increase in interest-earning balances due from the Federal Reserve and a $16.9 million increase in investment securities. This was partially offset by a $32.8 million decrease in total loans.

Investment securities totaled $3.16 billion at June 30, 2015, an increase of $16.9 million from $3.14 billion at December 31, 2014. As of June 30, 2015, we had a pre-tax unrealized net gain of $40.9 million on our overall investment securities portfolio, compared to a pre-tax unrealized net gain of $53.6 million at December 31, 2014. During the second quarter of 2015, we purchased $109.4 million of MBS with an average yield of approximately 2.06%. Our new purchases of MBS have an average duration of approximately four years. We also purchased $144.4 million of CMOs with an average yield of approximately 2.10%. Our new purchases of CMOs have an average duration of approximately four years. During the second quarter, we purchased $9.1 million in municipal securities with an average tax-equivalent yield of approximately 3.63%.

Total loans and leases, net of deferred fees and discounts, was $3.78 billion at June 30, 2015, compared to $3.72 billion at March 31, 2015 and $3.82 billion at December 31, 2014. The quarter-over-quarter increase of $68.2 million, or 1.84%, was principally due to increases of approximately $61.5 million in commercial real estate loans, $10.5 million in dairy & livestock and agribusiness loans, and $9.4 million in SFR mortgage loans. The overall increase in loans and leases was partially offset by decreases of $8.4 million in construction real estate loans and $6.5 million in SBA loans. Total loans and leases, net of deferred fees and discounts decreased $32.8 million, or 0.86%, from December 31, 2014, principally due to a $99.8 million decline in dairy & livestock and agribusiness loans, which were seasonally high at year-end, as is customary. This decrease was partially offset by growth of $66.0 million in commercial real estate loans.

Noninterest-bearing deposits were $3.25 billion at June 30, 2015, an increase of $384.2 million, or 13.40%, compared to $2.87 billion at December 31, 2014, and an increase of $288.4 million, or 9.74%, when compared to June 30, 2014. At June 30, 2015, noninterest-bearing deposits were 54.23% of total deposits, compared to 51.14% at December 31, 2014 and 52.62% at June 30, 2014. Our average cost of total deposits for the quarter ended June 30, 2015 was 9 basis points, compared to 9 basis points for the same period of 2014.

On February 23, 2015 we repaid our last remaining FHLB advance which carried a fixed rate of 4.52%.

At June 30, 2015, we had no short-term borrowings, compared to $46.0 million at December 31, 2014 and zero at June 30, 2014.

At June 30, 2015, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2014 and June 30, 2014.

The allowance for loan losses totaled $59.6 million at June 30, 2015, compared to $60.7 million at March 31, 2015 and $59.8 million at December 31, 2014. The allowance for loan losses was reduced by $2.0 million in the second quarter of 2015, principally due to improved credit quality and net recoveries of $845,000. This compares to no provision for loan losses during the first quarter of 2015.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of June 30, 2015, our Tier 1 leverage capital ratio totaled 11.12%, our common equity Tier 1 ratio totaled 16.68%, our Tier 1 risk-based capital ratio totaled 17.20%, and our total risk-based capital ratio totaled 18.45%. Refer to our Analysis of Financial Condition-Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,			Variance
	2015	2014	$	%	2015		2014	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$62,758	$57,159	$5,599	9.80%	$123,767		$114,101	$9,666	8.47%
Recapture of provision for loan losses	2,000	7,600	(5,600)	-73.68%	2,000		15,100	(13,100)	-86.75%
Noninterest income	8,345	7,050	1,295	18.37%	16,356		18,548	(2,192)	-11.82%
Noninterest expense	(31,533)	(31,324)	(209)	-0.67%	(76,005	)(1)	(62,481)	(13,524)	-21.64%
Income taxes	(14,757)	(15,001)	244	1.63%	(23,472)		(31,123)	7,651	24.58%

Net earnings	$26,813	$25,484	$1,329	5.22%	$42,646		$54,145	$(11,499)	-21.24%

Earnings per common share:
Basic	$0.25	$0.24	$0.01		$0.40		$0.51	$(0.11)
Diluted	$0.25	$0.24	$0.01		$0.40		$0.51	$(0.11)
Return on average assets	1.44%	1.45%	-0.01%		1.15	%(1)	1.58%	-0.43%
Return on average shareholders’ equity	11.80%	12.48%	-0.68%		9.55	%(1)	13.58%	-4.03%
Efficiency ratio	44.35%	48.78%	-4.43%		54.24	%(1)	47.10%	7.14%
Non interest expense to average assets	1.69%	1.79%	-0.10%		2.05	%(1)	1.82%	0.23%

(1)	Includes $13.9 million debt termination expense.

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the six months ended June 30, 2015, includes debt termination expense of $13.9 million. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense during the six months ended June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net interest income	$62,758	$57,159	$123,767	$114,101
Noninterest income	8,345	7,050	16,356	18,548
Noninterest expense	31,533	31,324	76,005	62,481
Less: debt termination expense	—	—	(13,870)	—

Adjusted noninterest expense	$31,533	$31,324	$62,135	$62,481
Efficiency ratio	44.35%	48.78%	54.24%	47.10%
Adjusted efficiency ratio	44.35%	48.78%	44.34%	47.10%
Adjusted noninterest expense	$31,533	$31,324	$62,135	$62,481
Average assets	7,487,788	7,035,374	7,468,649	6,904,737
Adjusted noninterest expense to average assets [1]	1.69%	1.79%	1.68%	1.82%

[1]	Annualized

Income and Expense Related to Acquired SJB Assets

The following table summarizes the components of income and expense related to SJB assets excluding normal accretion of interest income on PCI loans for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest income
Interest income-accretion	$1,032	$1,467	$2,012	$3,174
Noninterest income
Decrease in FDIC loss sharing asset	(413)	(1,467)	(803)	(3,174)
Net gain on sale of OREO	—	19	—	19
Noninterest expense
Legal and professional	(39)	57	(70)	65
OREO expenses	(3)	(41)	(2)	(46)
Other expenses (appraisals, and etc.)	—	(39)	29	(82)

Net income (loss) before income tax (expense) benefit related to SJB assets	$577	$(4)	$1,166	$(44)

Income and expense related to PCI loans include accretion of the difference between the carrying amount of the PCI loans and their expected cash flows, net decrease in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to SJB assets.

The discount accretion of $1.0 million for the second quarter 2015, recognized as part of interest income from PCI loans, decreased $435,000, compared to $1.5 million for the second quarter of 2014. The net decrease in the FDIC loss sharing asset was $413,000 for the second quarter of 2015, compared to a net decrease of $1.5 million for the second quarter of 2014, as the loss sharing agreement for commercial loans expired in October 2014.

PCI loans decreased $37.4 million to $110.7 million at June 30, 2015 from $148.2 million at June 30, 2014. At June 30, 2015, the remaining discount associated with the PCI loans approximated $5.7 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $3.5 million of the discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 3.4 years and 1.3 years, respectively. The loss sharing agreement for commercial loans expired October 16, 2014. At June 30, 2015, there was a $476,000 liability for amounts owed to the FDIC as a result of recoveries of previously charged off loans or OREO assets. Refer to Note 5 – Acquired SJB Assets and FDIC Loss Sharing Asset for total loans by type at June 30, 2015 and December 31, 2014, respectively. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed description of the FDIC loss sharing asset.

There were no gains on sale of OREO assets for the six months ended June 30, 2015, compared to $19,000 for the same period of 2014.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent (TE) of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	For the Three Months Ended June 30,
	2015				2014
	Average Balance	Interest		Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,496,341	$12,820		2.06%	$2,272,756	$11,686	2.05%
Tax-advantaged	538,589	4,719		4.81%	571,740	5,186	4.97%
Investment in FHLB stock	21,590	1,414	(4)	25.91%	26,264	526	8.03%
Federal funds sold and interest-earning deposits with other institutions	320,720	240		0.30%	288,103	260	0.36%
Loans held-for-sale	—	—		—	—	—	—
Loans (2)	3,742,156	44,290		4.75%	3,517,984	42,091	4.80%
Yield adjustment to interest income from discount accretion on PCI loans	(6,304)	1,032			(10,801)	1,467

Total interest-earning assets	7,113,092	64,515		3.74%	6,666,046	61,216	3.80%
Total noninterest-earning assets	374,696				369,328

Total assets	$7,487,788				$7,035,374

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$1,996,273	965		0.19%	$1,867,228	877	0.19%
Time deposits	748,915	342		0.18%	691,188	345	0.20%

Total interest-bearing deposits	2,745,188	1,307		0.19%	2,558,416	1,222	0.19%
FHLB advances and other borrowings	620,356	450		0.29%	852,257	2,835	1.33%

Interest-bearing liabilities	3,365,544	1,757		0.21%	3,410,673	4,057	0.48%

Noninterest-bearing deposits	3,120,021				2,735,042
Other liabilities	90,811				70,373
Stockholders’ equity	911,412				819,286

Total liabilities and stockholders’ equity	$7,487,788				$7,035,374

Net interest income		$62,758				$57,159

Net interest income excluding discount on PCI loans		$61,726				$55,692

Net interest spread - tax equivalent				3.53%			3.32%
Net interest spread -tax equivalent excluding PCI discount				3.47%			3.23%
Net interest margin				3.55%			3.44%
Net interest margin - tax equivalent				3.65%			3.55%
Net interest margin - tax equivalent excluding PCI discount				3.58%			3.46%
Net interest margin excluding loan fees				3.50%			3.39%
Net interest margin excluding loan fees - tax equivalent				3.60%			3.50%

(1)	Non tax-equivalent (TE) rate was 2.32% and 2.37% for the three months ended June 30, 2015 and 2014, respectively.
(2)	Includes loan fees of $780 and $769 for the three months ended June 30, 2015 and 2014, respectively. Prepayment penalty fees of $1,078 and $791 are included in interest income for the three months ended June 30, 2015 and 2014, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $923,000.

	For the Six Months Ended June 30,
	2015				2014
	Average Balance	Interest		Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Taxable	$2,495,164	$25,781		2.07%	$2,171,572	$21,965	2.03%
Tax-advantaged	550,458	9,730		4.84%	571,476	10,464	5.01%
Investment in FHLB stock	23,454	1,883	(4)	16.19%	28,981	1,130	7.86%
Federal funds sold and interest-earning deposits with other institutions	287,234	437		0.30%	278,732	505	0.36%
Loans held-for-sale	—	—		—	182	—	—
Loans (2)	3,738,811	88,852		4.79%	3,500,791	85,040	4.90%
Yield adjustment to interest income from discount accretion on PCI loans	(6,768)	2,012			(11,744)	3,174

Total interest-earning assets	7,088,353	128,695		3.76%	6,539,990	122,278	3.89%
Total noninterest-earning assets	380,296				364,747

Total assets	$7,468,649				$6,904,737

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,001,539	1,929		0.19%	$1,786,445	1,756	0.20%
Time deposits	750,513	671		0.18%	681,535	652	0.19%

Total interest-bearing deposits	2,752,052	2,600		0.19%	2,467,980	2,408	0.20%
FHLB advances and other borrowings	696,985	2,328		0.67%	903,751	5,769	1.29%

Interest-bearing liabilities	3,449,037	4,928		0.29%	3,371,731	8,177	0.49%

Noninterest-bearing deposits	3,045,889				2,657,203
Other liabilities	73,047				71,693
Stockholders’ equity	900,676				804,110

Total liabilities and stockholders’ equity	$7,468,649				$6,904,737

Net interest income		$123,767				$114,101

Net interest income excluding discount on PCI loans		$121,755				$110,927

Net interest spread - tax equivalent				3.47%			3.40%
Net interest spread - tax equivalent excluding PCI discount				3.41%			3.29%
Net interest margin				3.52%			3.52%
Net interest margin - tax equivalent				3.62%			3.63%
Net interest margin - tax equivalent excluding PCI discount				3.56%			3.53%
Net interest margin excluding loan fees				3.46%			3.46%
Net interest margin excluding loan fees - tax equivalent				3.57%			3.58%

(1)	Non tax-equivalent (TE) rate was 2.34% and 2.37% for the six months ended June 30, 2015 and 2014, respectively.
(2)	Includes loan fees of $1,716 and $1,560 for the six months ended June 30, 2015 and 2014, respectively. Prepayment penalty fees of $2,460 and $1,376 are included in interest income for the six months ended June 30, 2015 and 2014, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $923,000.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended June 30, 2015 and 2014 include a yield adjustment of $1.0 million and $1.5 million, respectively. Net interest income for the six months ended June 30, 2015, and 2014 include a yield adjustment of $2.0 million and $3.2 million, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended June 30,
	2015			2014
	(Dollars in thousands)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Total interest-earning assets (TE)	$7,113,092	$66,261	3.74%	$6,666,046	$63,122	3.80%
Discount on acquired PCI loans	6,304	(1,032)		10,801	(1,467)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,119,396	$65,229	3.68%	$6,676,847	$61,655	3.70%

Net interest income and net interest margin (TE)		$64,504	3.65%		$59,065	3.55%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(1,032)			(1,467)

Net interest income and net interest margin (TE), excluding yield adjustment		$63,472	3.58%		$57,598	3.46%

	Six Months Ended June 30,
	2015			2014
	(Dollars in thousands)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Total interest-earning assets (TE)	$7,088,353	$132,278	3.76%	$6,539,990	$126,114	3.89%
Discount on acquired PCI loans	6,768	(2,012)		11,744	(3,174)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,095,121	$130,266	3.70%	$6,551,734	$122,940	3.78%

Net interest income and net interest margin (TE)		$127,350	3.62%		$117,937	3.63%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(2,012)			(3,174)

Net interest income and net interest margin (TE), excluding yield adjustment		$125,338	3.56%		$114,763	3.53%

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

	Comparision of Three Months Ended June 30, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$1,060	$67	$7	$1,134
Tax-advantaged investment securities	(306)	(171)	10	(467)
Investment in FHLB stock	(96)	1,197	(213)	888
Fed funds sold & interest-earning deposits with other institutions	29	(44)	(5)	(20)
Loans	2,683	(455)	(29)	2,199
Yield adjustment from discount accretion on PCI loans	(612)	303	(126)	(435)

Total interest income	2,758	897	(356)	3,299

Interest expense:
Savings deposits	61	26	1	88
Time deposits	29	(29)	(3)	(3)
FHLB advances and other borrowings	(771)	(2,217)	603	(2,385)

Total interest expense	(681)	(2,220)	601	(2,300)

Net interest income	$3,439	$3,117	$(957)	$5,599

	Comparision of Six Months Ended June 30, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Taxable investment securities	$3,305	$444	$67	$3,816
Tax-advantaged investment securities	(392)	(355)	13	(734)
Investment in FHLB stock	(216)	1,197	(228)	753
Fed funds sold & interest-earning deposits with other institutions	15	(81)	(2)	(68)
Loans	5,785	(1,847)	(126)	3,812
Yield adjustment from discount accretion on PCI loans	(1,345)	317	(134)	(1,162)

Total interest income	7,152	(325)	(410)	6,417

Interest expense:
Savings deposits	211	(34)	(4)	173
Time deposits	66	(43)	(4)	19
FHLB advances and other borrowings	(1,320)	(2,750)	629	(3,441)

Total interest expense	(1,043)	(2,827)	621	(3,249)

Net interest income	$8,195	$2,502	$(1,031)	$9,666

Net interest income, before provision for loan losses, of $62.8 million for the second quarter of 2015 increased $5.6 million, or 9.80%, compared to the second quarter of 2014. Second quarter net interest income was positively impacted by both loan income and income from investment securities. Dividends from FHLB stock of $1.4 million also increased $888,000 over the second quarter of 2014, primarily due to a special dividend of $923,000 for the second quarter of 2015. Interest income and fees on loans for the second quarter of 2015 totaled $45.3 million, which included $1.0 million of discount accretion from principal reductions, payoffs and improved credit loss experienced on PCI loans acquired from SJB. This represented a $220,000, or 0.48%, decrease when compared to interest income and fees on loans of $45.5 million for the first quarter of 2015, which included $980,000 of discount accretion on PCI loans, and an increase of $1.8 million, or 4.05%, from the second quarter of 2014, which included $1.5 million of discount accretion on PCI loans. Our net interest income for the second quarter of 2015 was also positively impacted by a $1.4 million decrease in quarter-over-quarter interest expense primarily as a result of the $200.0 million repayment of fixed rate borrowings from the FHLB.

Our net interest margin, tax equivalent (TE), was 3.65% for the second quarter 2015, compared to 3.59% for the first quarter of 2015 and 3.55% for the second quarter of 2014. Total average earning asset yields (TE) were 3.74% for the second quarter of 2015, compared to 3.77% for the first quarter of 2015 and 3.80% for the second quarter of 2014. Total cost of funds was 0.11% for the second quarter of 2015, compared to 0.20% for the first quarter of 2015 and 0.26% for the second quarter of 2014.

The average balance of total loans (excluding PCI discount) increased $224.2 million to $3.74 billion for the second quarter of 2015, compared to $3.52 billion for the second quarter of 2014. The average yield on loans (excluding PCI discount) was 4.75% for the second quarter of 2015, compared to 4.80% for the second quarter of 2014. We earned $1.1 million in loan prepayment penalty fees for the second quarter of 2015, compared with $1.4 million for the first quarter of 2015 and $791,000 for the second quarter of 2014.

Total average earning assets of $7.11 billion increased $447.0 million, or 6.71%, from $6.67 billion for the second quarter of 2014. This increase was due to a $228.7 million increase in average loans, net of deferred fees and discounts to $3.74 billion for the second quarter of 2015, compared to $3.51 billion for the second quarter of 2014. Total investment securities, increased $190.4 million to $3.03 billion for the second quarter of 2015, compared to $2.84 billion for the second quarter of 2014. Average overnight funds sold to the Federal Reserve and average interest-earning deposits with other institutions also increased $32.6 million to $320.7 million for the second quarter of 2015, compared to $288.1 million for the second quarter of 2014. These increases were partially offset by a $4.7 million decrease our the average investment in FHLB stock.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at June 30, 2015 and 2014. As of June 30, 2015 and 2014, we had $22.2 million and $44.0 million of nonaccrual loans (excluding PCI loans), respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination or purchase of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $780,000 and $1.7 million for the three and six months ended June 30, 2015, respectively, compared to $769,000 and $1.6 million for the three and six months ended June 30, 2014, respectively.

Interest income on investments of $17.5 million for the second quarter of 2015, increased $667,000, or 3.95%, from $16.9 million for the second quarter of 2014. Total TE yield on investments was 2.56% for the second quarter of 2015, compared to 2.64% for the same period in 2014. During the second quarter of 2015, we purchased $109.4 million of MBS with an average yield of approximately 2.06%. Our new purchases of MBS have an average duration of approximately four years. We purchased $144.4 million of CMOs with an average yield of approximately 2.10%. Our new purchases of CMOs have an average duration of approximately four years. We also purchased $9.1 million in municipal securities with an average tax-equivalent yield of approximately 3.63%.

Interest expense of $1.8 million for the second quarter of 2015 decreased $2.3 million, or 56.69%, compared to $4.1 million for the second quarter of 2014. The average rate paid on interest-bearing liabilities decreased 27 basis points to 0.21% for the second quarter of 2015, from 0.48% for the second quarter of 2014, primarily as a result of the repayment of the $200 million FHLB advance during the first quarter of 2015, as well as the continued low interest rate environment experienced.

Provision for Loan Losses

We maintain an allowance for loan losses that is increased (decreased) by a provision (recapture) for loan losses charged against operating results. The provision for loan losses is determined by management as the amount to be added to (subtracted from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to an appropriate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio.

The allowance for loan losses totaled $59.6 million at June 30, 2015, compared to $59.8 million at December 31, 2014. The allowance for loan losses was reduced by $2.0 million due to the improved credit quality, offset by net recoveries of $1.7 million for the six months ended June 30, 2015. We recorded a 2.0 million loan loss provision recapture for the second quarter of 2015, compared to a $7.6 million loan loss provision recapture for the same period of 2014. We believe the allowance is appropriate at June 30, 2015. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, excluding PCI loans, as of June 30, 2015 and December 31, 2014 was 1.62%. Refer to the discussion of “Allowance for Loan Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $1.7 million for the six months ended June 30, 2015, compared to $839,000 for the same period of 2014.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired October 16, 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion about the FDIC loss sharing asset. During the six months ended June 30, 2015 and 2014, there was zero in net charge-offs or recoveries and $39,000 in net charge-offs, respectively, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,952	$3,905	$47	1.20%	$7,913	$7,733	$180	2.33%
Trust and investment services	2,181	2,133	48	2.25%	4,332	4,058	274	6.75%
Bankcard services	842	923	(81)	-8.78%	1,575	1,701	(126)	-7.41%
BOLI income	808	601	207	34.44%	1,457	1,239	218	17.59%
Decrease in FDIC loss sharing asset, net	(413)	(1,467)	1,054	71.85%	(803)	(3,174)	2,371	74.70%
Gain on OREO, net	132	130	2	1.54%	256	135	121	89.63%
Gain on sale of loans held-for-sale	—	—	—	—	—	5,330	(5,330)	-100.00%
Other	843	825	18	2.18%	1,626	1,526	100	6.55%

Total noninterest income	$8,345	$7,050	$1,295	18.37%	$16,356	$18,548	$(2,192)	-11.82%

Second Quarter of 2015 Compared to the Second Quarter of 2014

Noninterest income of $8.3 million for the second quarter of 2015 increased $1.3 million, or 18.37%, over noninterest income of $7.1 million for the second quarter of 2014. The increase was primarily due to a $413,000 net decrease in the FDIC loss sharing asset during the second quarter of 2015, compared to a $1.5 million net decrease in the FDIC loss sharing asset for the second quarter of 2014.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2015, CitizensTrust had approximately $2.45 billion in assets under management and administration, including $1.90 billion in assets under management. CitizensTrust generated fees of $2.1 million for the second quarter of 2015, compared to $2.2 million for the second quarter of 2014.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $808,000 for the second quarter of 2015 increased $207,000, or 34.44%, from the second quarter of 2014.

Six Months of 2015 Compared to the Six Months of 2014

The $2.2 million decrease in noninterest income for the six months of 2015 was primarily due to a $5.3 million pre-tax gain on the sale of one loan held-for-sale in the first quarter of 2014. This was partially offset by an $803,000 net decrease in the FDIC loss sharing asset for the six months ended June 2015, compared to a $3.2 million net decrease in the FDIC loss sharing asset for the same period of 2014.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,648	$18,387	$1,261	6.86%	$38,943	$37,804	$1,139	3.01%
Occupancy	2,810	2,704	106	3.92%	5,480	5,521	(41)	-0.74%
Equipment	903	972	(69)	-7.10%	1,885	1,880	5	0.27%
Professional services	1,527	1,646	(119)	-7.23%	2,680	3,010	(330)	-10.96%
Software licenses and maintenance	993	1,010	(17)	-1.68%	2,023	2,075	(52)	-2.51%
Stationery and supplies	347	337	10	2.97%	686	769	(83)	-10.79%
Telecommunications expense	375	362	13	3.59%	819	677	142	20.97%
Promotion	1,201	1,341	(140)	-10.44%	2,528	2,607	(79)	-3.03%
Amortization of intangible assets	239	193	46	23.83%	507	315	192	60.95%
Debt termination expense	—	—	—	—	13,870	—	13,870	100.00%
Regulatory assessments	1,034	997	37	3.71%	2,080	1,958	122	6.23%
Loan expense	165	321	(156)	-48.60%	419	558	(139)	-24.91%
OREO expense	251	113	138	122.12%	335	138	197	142.75%
Recapture of provision for unfunded loan commitments	—	—	—	—	(500)	—	(500)	-100.00%
Acquisition related expenses	—	865	(865)	-100.00%	—	1,292	(1,292)	-100.00%
Other	2,040	2,076	(36)	-1.73%	4,250	3,877	373	9.62%

Total noninterest expense	$31,533	$31,324	$209	0.67%	$76,005	$62,481	$13,524	21.64%

Noninterest expense to average assets, excluding debt termination expense	1.69%	1.79%			1.68%	1.82%
Efficiency ratio, excluding debt termination expense (1)	44.35%	48.78%			44.34%	47.10%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Second Quarter of 2015 Compared to the Second Quarter of 2014

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Excluding the impact of debt termination expense, noninterest expense measured as a percentage of average assets was 1.69% for the second quarter of 2015, compared to 1.79% for the second quarter of 2014.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the second quarter of 2015, the efficiency ratio, excluding debt termination expense, was 44.35%, compared to 48.78% for the first quarter of 2014.

Noninterest expense for the second quarter of 2015 was $31.5 million, compared to $31.3 million for the second quarter of 2014. The $1.3 million increase in salaries and employee benefits expense was principally due to our growth and expansion efforts. As part of these growth efforts, we recently hired a new team of bankers to lead our expansion into the southern portion of California’s Central Coast markets. Our newly hired six person team has come together to form our new Commercial Banking Center location in Oxnard, California. The Oxnard Commercial Banking Center represents an important and strategic expansion for the Bank into the Ventura County and Santa Barbara County markets.

We also hired a new team of bankers to continue to build out our downtown Los Angeles Commercial Banking Center with the objective of expanding our business activities.

Six Months of 2015 Compared to the Six Months of 2014

Noninterest expense for the six months ended June 30, 2015 increased $13.5 million, compared to the same period of 2014. The overall increase was primarily due to a one-time pre-tax debt termination expense of $13.9 million resulting from the repayment of a $200.0 million FHLB fixed rate advance in the first quarter of 2014. The $1.1 million increase in salaries and employee benefits expense was due to our growth and expansion efforts, as described above.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2015 was 35.5%, compared to 37.05% and 36.50% for the three and six months ended June 30, 2014, respectively. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the three and six months ended June 30, 2015 and 2014. These tables also provide additional significant segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2015
	2015	2014	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$44,343	$42,343	$87,922	$82,508
Interest expense (1)	2,680	2,514	5,410	5,115

Net interest income	41,663	39,829	82,512	77,393

Noninterest income	5,319	5,162	10,386	9,944
Noninterest expense	12,259	11,420	24,108	23,248

Segment pre-tax profit	$34,723	$33,571	$68,790	$64,089

Balance Sheet
Average loans	$2,980,974	$2,797,523	$2,971,695	$2,776,208
Average interest-bearing deposits and customer repurchase agreements	$3,054,419	$2,939,290	$3,081,227	$2,907,191
Yield on loans (2)	4.82%	4.97%	4.83%	4.92%
Rate paid on interest-bearing deposits and customer repurchases	0.21%	0.21%	0.22%	0.22%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes PCI discount accretion, and is accounted for at the Corporate level.

For the second quarter of 2015, the Centers’ segment pre-tax profit increased by $1.2 million, or 3.43%, primarily due to an increase in net interest income of $2.0 million, or 4.72%, compared to the second quarter of 2014. The $2.0 million increase in interest income for the second quarter of 2015 was principally due to a $183.5 million increase in average loans, partially offset by a 15 basis point drop in the loan yield to 4.82% for the second quarter of 2015, compared to 4.97% for the second quarter of 2014. The increase in interest income was offset by an $839,000 increase in noninterest expense for the three months ended June 30, 2015, compared to the same period of 2014.

Treasury

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2015
	2015	2014	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$19,210	$17,675	$37,865	$34,107
Interest expense (1)	15,472	15,826	31,709	30,996

Net interest income	3,738	1,849	6,156	3,111

Noninterest income	—	—	—	—
Noninterest expense	211	182	424	378
Debt termination expense	—	—	13,870	—

Segment pre-tax profit (loss)	$3,527	$1,667	$(8,138)	$2,733

Balance Sheet
Average investments	$3,034,930	$2,844,496	$3,045,622	$2,743,048
Average interest-bearing deposits	$279,671	$238,352	$279,835	$239,172
Average borrowings	$89	$199,417	$59,821	$201,880
Yield on investments-TE	2.56%	2.64%	2.58%	2.66%
Non-tax equivalent yield	2.32%	2.37%	2.34%	2.37%
Average cost of borrowings	0.00%	4.73%	4.72%	4.68%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the second quarter of 2015, the Company’s Treasury Department reported a pre-tax profit of $3.5 million, compared to a pre-tax profit of $1.7 million for the second quarter of 2014. The $1.9 million increase in pre-tax profit was primarily due to a $1.5 million increase in interest income as a result of a $190.4 million increase in average investments, offset by an 8 basis point decrease in yield on investments (TE).

Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2015
	2015	2014	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$22,516	$20,272	$45,314	$43,274
Interest expense (1)	5,159	4,791	10,215	9,677

Net interest income	17,357	15,481	35,099	33,597

Recapture of provision for loan losses	(2,000)	(7,600)	(2,000)	(15,100)
Noninterest income	3,026	1,888	5,970	8,604
Noninterest expense	19,063	19,722	37,603	38,855

Segment pre-tax profit	$3,320	$5,247	$5,466	$18,446

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $3.3 million for the second quarter of 2015, a decrease of $1.9 million, or 36.72%, from $5.2 million for the second quarter of 2014. The $1.9 million decrease was primarily due to a loan loss provision recapture of $2.0 million for the second quarter of 2015, compared to a $7.6 million loan loss provision recapture for the same period of 2014. This decrease was offset by a $2.2 million increase in interest income, a $1.1 million increase in noninterest income (FDIC loss sharing asset) and a $659,000 decrease in noninterest expense.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $7.70 billion at June 30, 2015. This represented an increase of $319.4 million, or 4.33%, from total assets of $7.38 billion at December 31, 2014. Earning assets of $7.30 billion at June 30, 2015 increased $283.9 million, or 4.04%, when compared with $7.02 billion at December 31, 2014. The increase in earning assets during the first half of 2015 was primarily due to a $310.3 million increase in interest-earning balances due from the Federal Reserve and a $16.9 million increase in investment securities. This was partially offset by a $32.8 million decrease in total loans. Total liabilities were $6.80 billion at June 30, 2015, an increase of $303.6 million, or 4.67%, from total liabilities of $6.50 billion at December 31, 2014. Total deposits of $5.99 billion at June 30, 2015 increased $389.2 million, or 6.94%, from total deposits of $5.60 million at December 31, 2014. Total equity increased $15.9 million, or 1.81%, to $894.0 million at June 30, 2015, compared to total equity of $878.1 million at December 31, 2014.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2015, we reported total investment securities of $3.16 billion. This represented an increase of $16.9 million, or 0.54%, from total investment securities of $3.14 billion at December 31, 2014. As of June 30, 2015, the Company had a pre-tax net unrealized holding gain on total investment securities of $40.9 million, compared to a pre-tax net unrealized holding gain of $53.6 million at December 31, 2014. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates from the previous respective quarters. For the six months ended June 30, 2015 and 2014, total repayments/maturities and proceeds from sales of investment securities totaled $256.8 million and $204.6 million, respectively. The Company purchased additional investment securities totaling $296.1 million for the six months ended June 30, 2015, which included $59.7 million of securities purchased but not settled at June 30, 2015. This compares to $469.9 million for the six months ended June 30, 2014, which included $56.4 million of securities purchased but not settled at June 30, 2014. No investment securities were sold during the first six months of 2015 and 2014, respectively.

The tables below set forth investment securities available-for-sale for the periods presented.

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$358,052	$16	$(6,785)	$351,283	11.14%
Residential mortgage-backed securities	1,830,381	30,770	(4,661)	1,856,490	58.86%
CMOs/REMICs — residential	403,108	7,265	(626)	409,747	12.99%
Municipal bonds	516,798	16,488	(1,671)	531,615	16.85%
Other securities	5,000	82	—	5,082	0.16%

Total	$3,113,339	$54,621	$(13,743)	$3,154,217	100.00%

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$339,071	$—	$(8,228)	$330,843	10.55%
Residential mortgage-backed securities	1,884,370	36,154	(3,028)	1,917,496	61.12%
CMOs/REMICs — residential	297,318	7,050	(277)	304,091	9.69%
Municipal bonds	557,823	22,463	(645)	579,641	18.48%
Other securities	5,000	87	—	5,087	0.16%

Total	$3,083,582	$65,754	$(12,178)	$3,137,158	100.00%

The weighted-average yield (TE) on the investment portfolio at June 30, 2015 was 2.58% with a weighted-average life of 4.1 years. This compares to a weighted-average yield of 2.58% at December 31, 2014 with a weighted-average life of 3.9 years and a yield of 2.48% at June 30, 2014 with a weighted-average life of 4.1 years.

Approximately 83% of the securities in the total investment portfolio, at June 30, 2015, are issued by the U.S government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee payment of principal and interest. As of June 30, 2015, approximately $240.1 million in U.S. government agency bonds are callable.

The Agency CMO/REMICs are backed by agency-pooled collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2015 and December 31, 2014.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	June 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency/GSEs	$45,332	$119	$284,011	$6,666	$329,343	$6,785
Residential mortgage-backed securities	212,143	1,128	122,027	3,533	334,170	4,661
CMOs/REMICs — residential	114,943	458	6,315	168	121,258	626
Municipal bonds	52,881	813	24,599	858	77,480	1,671
Other securities	—	—	—	—	—	—

Total	$425,299	$2,518	$436,952	$11,225	$862,251	$13,743

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Available-for-sale:
Government agency/GSEs	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs/REMICs — residential	—	—	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	—	—	—	—	—	—

Total	$43,813	$55	$509,509	$12,123	$553,322	$12,178

During the six months ended June 30, 2015 and 2014, there were no other-than-temporary impairment recognized on the held-to-maturity investment security.

Loans

Total loans and leases, net of deferred fees and discounts was $3.78 billion at June 30, 2015, compared to $3.72 billion at March 31, 2015 and $3.82 billion at December 31, 2014. The quarter-over-quarter increase in loans principally due to increases of approximately $61.5 million in commercial real estate loans, $10.5 million in dairy & livestock and agribusiness loans, and $9.4 million in SFR mortgage loans. The overall increase in loans and leases was partially offset by decreases of $8.4 million in construction real estate loans and $6.5 million in SBA loans.

Total loans, net of deferred loan fees and discounts, comprise 51.82% of our total earning assets of June 30, 2015. The following table presents our total loan portfolio, excluding held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$406,423	$390,011
SBA	120,566	134,265
Real estate:
Commercial real estate	2,569,411	2,487,803
Construction	46,927	55,173
SFR mortgage	214,503	205,124
Dairy & livestock and agribusiness	183,984	279,173
Municipal lease finance receivables	74,691	77,834
Consumer and other loans	71,176	69,884

Gross loans, excluding PCI loans	3,687,681	3,699,267
Less: Deferred loan fees, net	(8,528)	(8,567)

Gross loans, excluding PCI loans, net of deferred loan fees	3,679,153	3,690,700
Less: Allowance for loan losses	(59,554)	(59,825)

Net loans, excluding PCI loans	3,619,599	3,630,875

PCI Loans	110,746	133,496
Discount on PCI loans	(5,680)	(7,129)

PCI loans, net	105,066	126,367

Total loans and lease finance receivables	$3,724,665	$3,757,242

As of June 30, 2015, $157.2 million, or 6.12%, of the total commercial real estate loans included loans secured by farmland, compared to $165.6 million, or 6.66%, at December 31, 2014. The loans secured by farmland included $130.0 million for loans secured by dairy & livestock land and $27.2 million for loans secured by agricultural land at June 30, 2015, compared to $144.1 million for loans secured by dairy & livestock land and $21.5 million for loans secured by agricultural land at December 31, 2014. As of June 30, 2015, $184.0 million, or 4.99%, of the total gross loan portfolio (excluding PCI loans) consisted of dairy & livestock and agribusiness commercial loans, compared to $279.2 million, or 7.55%, at December 31, 2014. This was comprised of $171.8 million for dairy & livestock loans and $12.2 million for agribusiness loans at June 30, 2015, compared to $268.1 million for dairy & livestock loans and $11.1 million for agribusiness loans at December 31, 2014.

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

The following table presents PCI loans by type for the periods presented.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$13,310	$14,605
SBA	440	1,110
Real estate:
Commercial real estate	93,700	109,350
Construction	—	—
SFR mortgage	203	205
Dairy & livestock and agribusiness	276	4,890
Municipal lease finance receivables	—	—
Consumer and other loans	2,817	3,336

Gross PCI loans	110,746	133,496
Less: Purchase accounting discount	(5,680)	(7,129)

Gross PCI loans, net of discount	105,066	126,367
Less: Allowance for PCI loan losses	—	—

Net PCI loans	$105,066	$126,367

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

	June 30, 2015
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,544,047	41.9%	$1,091,341	42.5%
Central Valley	658,116	17.8%	442,801	17.2%
Inland Empire	656,331	17.8%	577,173	22.5%
Orange County	530,259	14.4%	272,047	10.6%
Other areas (1)	298,928	8.1%	186,049	7.2%

	$3,687,681	100.0%	$2,569,411	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region for the period presented.

	June 30, 2015
	Total PCI Loans		PCI - Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$9,190	8.3%	$5,704	6.1%
Central Valley	98,758	89.2%	85,198	90.9%
Other areas (1)	2,798	2.5%	2,798	3.0%

	$110,746	100.0%	$93,700	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of June 30, 2015, the Company had $17.8 million of SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of June 30, 2015, the Company had $103.2 million of SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans, over 99%, are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio at 75% or less, although this is not the case for every loan we make.

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	June 30, 2015
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$153,395	5.5%	100.0%	$458
SFR mortgage - Mortgage pools	61,108	2.2%	100.0%	211

Total SFR mortgage	214,503	7.7%

Commercial real estate:
Multi-family	225,562	8.1%	—	1,282
Industrial	730,043	26.2%	35.8%	959
Office	459,066	16.5%	25.7%	1,048
Retail	450,061	16.2%	6.3%	1,526
Medical	191,870	6.9%	36.9%	1,777
Secured by farmland (2)	157,155	5.6%	100.0%	2,068
Other	355,654	12.8%	43.8%	1,252

Total commercial real estate	2,569,411	92.3%

Total SFR mortgage and commercial real estate loans	$2,783,914	100.0%	36.1%	1,204

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $130.0 million for loans secured by dairy & livestock land and $27.2 million for loans secured by agricultural land at June 30, 2015.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	June 30, 2015
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$203	0.2%	100.0%	$102
SFR mortgage - Mortgage pools	—	—	—	—

Total SFR mortgage	203	0.2%
Commercial real estate:
Multi-family	2,607	2.8%	—	1,304
Industrial	22,338	23.8%	45.1%	588
Office	10,526	11.2%	25.5%	554
Retail	10,505	11.2%	33.0%	584
Medical	11,774	12.5%	89.8%	1,177
Secured by farmland	4,177	4.5%	100.0%	298
Other (2)	31,773	33.8%	60.3%	794

Total commercial real estate	93,700	99.8%

Total SFR mortgage and commercial real estate loans	$93,903	100.0%	53.6%	733

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 76% of other loans.

The SFR mortgage — Direct loans in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed to enable our Bank to underwrite and process SFR mortgage loans generated through our Centers, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012. We originated loan volume in the aggregate principal amount of $21.7 million and $30.7 million under this program during the three months and six months ended June 30, 2015, respectively.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, with a remaining balance totaling $61.1 million at June 30, 2015. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

Construction Loans

As of June 30, 2015, the Company had $46.9 million in construction loans. This represents 1.24% of total gross loans held-for-investment. There were no PCI construction loans at June 30, 2015. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles and the Inland Empire region of Southern California. At June 30, 2015, construction loans consisted of $29.1 million in SFR and multi-family construction loans and $17.8 million in commercial construction loans. As of June 30, 2015, there were no nonperforming construction loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans for the periods presented.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans	$7,057	$11,901
Troubled debt restructured loans (nonperforming)	15,167	20,285
OREO	7,835	5,637

Total nonperforming assets	$30,059	$37,823

Troubled debt restructured performing loans	$45,166	$53,589

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.79%	0.99%

Percentage of nonperforming assets to total assets	0.39%	0.51%

At June 30, 2015, loans classified as impaired, excluding PCI loans, totaled $67.4 million, or 1.83% of total loans, compared to $85.8 million, or 2.26% of total loans at December 31, 2014. The June 30, 2015 balance included nonperforming loans of $22.2 million. At June 30, 2015, impaired loans which were restructured in a troubled debt restructuring (“TDR”) represented $60.3 million, of which $15.2 million were nonperforming and $45.1 million were performing.

Of the total impaired loans as of June 30, 2015, $55.3 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). Impaired loans measured for impairment using the present value of expected future cash flows discounted at the loans effective rate were $12.1 million.

Troubled Debt Restructurings

Total TDRs were $60.3 million at June 30, 2015, compared to $73.9 million at December 31, 2014. Of the $15.2 million of nonperforming TDRs at June 30, 2015, all were paying in accordance with the modified terms and $15.2 million have either not demonstrated repayment performance for a sustained period, and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. At June 30, 2015, $45.1 million of performing TDRs were accruing restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	June 30, 2015		December 31, 2014
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$659	4	$711	3
SBA	691	1	699	1
Real Estate:
Commercial real estate	25,014	10	24,694	11
Construction	7,651	1	7,651	1
SFR mortgage	3,643	11	3,722	11
Dairy & livestock and agribusiness	7,091	5	15,693	8
Consumer	417	1	419	1

Total performing TDRs	$45,166	33	$53,589	36

Nonperforming TDRs:
Commercial and industrial	$857	6	$960	6
SBA	330	1	—	—
Real Estate:
Commercial real estate	13,980	6	19,222	11
Construction	—	—	—	—
SFR mortgage	—	—	—	—
Dairy & livestock and agribusiness	—	—	103	1

Total nonperforming TDRs	$15,167	13	$20,285	18

Total TDRs	$60,333	46	$73,874	54

At June 30, 2015 and December 31, 2014, $432,000 and $726,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs of TDRs during the quarter ended June 30, 2015 and 2014, respectively.

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

Nonperforming Assets and Delinquency Trends

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Nonperforming loans:
Commercial and industrial	$903	$952	$2,308	$3,423	$4,831
SBA	2,456	2,463	2,481	3,243	2,138
Real estate:
Commercial real estate [1]	14,967	16,787	23,318	14,795	14,866
Construction [1]	—	—	—	9,666	9,767
SFR mortgage	3,400	2,233	3,240	3,999	6,765
Dairy & livestock and agribusiness	—	103	103	1,463	5,133
Consumer and other loans	498	463	736	461	470

Total	$22,224	$23,001	$32,186	$37,050	$43,970

% of Total gross loans	0.59%	0.62%	0.84%	1.04%	1.26%

Past due 30-89 days:
Commercial and industrial	$246	$112	$978	$673	$516
SBA	—	—	75	—	689
Real estate:
Commercial real estate	1,333	35	122	—	732
Construction	—	—	—	—	—
SFR mortgage	355	1,613	425	—	161
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	2	139	81	15	168

Total	$1,936	$1,899	$1,681	$688	$2,266

% of Total gross loans	0.05%	0.05%	0.04%	0.02%	0.07%

OREO:
Commercial and industrial	$—	$736	$736	$1,254	$1,638
Real estate:
Commercial real estate	2,967	1,518	—	70	—
Construction	4,868	4,868	4,901	4,901	4,901

Total	$7,835	$7,122	$5,637	$6,225	$6,539

Total nonperforming, past due, and OREO	$31,995	$32,022	$39,504	$43,963	$52,775

% of Total gross loans	0.85%	0.86%	1.03%	1.23%	1.52%

[1]	Construction was completed on one $9.6 million nonperforming construction loan which was therefore reflected as a nonperforming commercial real estate loan as of December 31, 2014.

We had $22.2 million in nonperforming loans, excluding PCI loans, defined as nonaccrual loans and nonperforming TDRs, at June 30, 2015, or 0.59% of total loans. This compares to $32.2 million in nonperforming loans at December 31, 2014. At June 30, 2015, six customer relationships comprised $15.7 million, or 70.80%, of our nonperforming loans. Four of these customer relationships are commercial real estate developers (non-owner occupied) and the primary collateral securing these loans is commercial real estate properties. At June 30, 2015, there was $371,000 allowance for loan losses specifically allocated to these loans. There were no charge-offs recorded for these customer relationships during the six months ended June 30, 2015.

We had $7.8 million in OREO at June 30, 2015, compared to $5.6 million in OREO at December 31, 2014 and $6.5 million in OREO at June 30, 2014. As of June 30, 2015, we had five OREO properties compared with four OREO properties at December 31, 2014. During the first half of 2015, we added three OREO properties with a carrying value of $3.5 million and sold two OREO properties with a carrying value of $1.3 million, realizing a net gain on sale of $150,000.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2015, there were no PCI loans considered as nonperforming as described above.

At June 30, 2015, there were no OREO properties, which was unchanged from December 31, 2014.

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

The allowance for loan losses was $59.6 million as of June 30, 2015. This represents a decrease of $271,000, or 0.45%, compared to the allowance for loan losses of $59.8 million as of December 31, 2014. There was a $2.0 million recapture of provision for loan losses that was recorded for the quarter ended June 30, 2015, compared to a $7.6 million recapture of provision for loan losses for the same period of 2014.

The table below presents a summary of net charge-offs and recoveries by type, and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented as there was no allowance for PCI loans.

Summary of Loan Loss Experience

	As of and For the Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,825	$75,235
Charge-offs:
Commercial and industrial (2)	134	554
SBA (2)	33	—
Commercial real estate (2)	107	352
Construction	—	—
SFR mortgage	215	—
Dairy & livestock and agribusiness	—	—
Consumer and other loans	197	19

Total charge-offs	686	925

Recoveries:
Commercial and industrial	232	498
SBA	37	63
Commercial real estate	1,640	138
Construction	50	797
SFR mortgage	185	—
Dairy & livestock and agribusiness	210	242
Consumer and other loans	61	26

Total recoveries	2,415	1,764

Net recoveries	(1,729)	(839)
Other reallocation	—	—
(Recapture of) provision for loan losses	(2,000)	(15,100)

Allowance for loan losses at end of period	$59,554	$60,974

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,656	$9,088
(Recapture of) provision for unfunded loan commitments	(500)	—

Reserve for unfunded loan commitments at end of period	$7,156	$9,088

Reserve for unfunded loan commitments to total unfunded loan commitments	0.86%	1.14%

Amount of total loans at end of period (1)	$3,679,153	$3,482,231
Average total loans outstanding (1)	$3,616,586	$3,341,283

Net recoveries to average total loans	-0.05%	-0.03%
Net recoveries to total loans at end of period	-0.05%	-0.02%
Allowance for loan losses to average total loans	1.65%	1.82%
Allowance for loan losses to total loans at end of period	1.62%	1.75%
Net recoveries to allowance for loan losses	-2.90%	-1.38%
Net recoveries to recapture of provision for loan losses	86.45%	5.55%

(1)	Net of deferred loan origination fees, excluding PCI loans.
(2)	SBA loans were reclassified as a separate line item from other loan types as of the respective periods presented.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $550,000 (0.92%), $1.5 million (2.59%) and $2.2 million (3.63%) of the total allowance as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

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

During the second quarter of 2015, the Bank adjusted three qualitative factors including (i) changes in international, national, regional and local economic and business conditions that affect the collectability of the portfolio, including the condition of various market segments, (ii) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and (iii) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institutions existing portfolio. The changes to the qualitative factors noted above reflect our judgment regarding (i) reduced factors for the positive impact to our local economies of improving unemployment, continued reduction in new unemployment claims, and the continued improvement in new housing starts, among other positive current conditions; (ii) reduced factors in our Dairy & Livestock loan portfolio for the continued improvement in the level of non-accrual loans, classified and criticized loans, and other credit metrics; and, offset to some extent by, (iii) increased factor rates for the heightened risk related to intensifying competition for loans in the local markets we serve. As a result of the reduction in historical loss rates, the net reduction in qualitative factor rates reflecting improved current conditions, continuing improvement in the levels of classified loans and other credit metrics of the Bank’s loan portfolio, and net recoveries both in the current period and year-to-date, the overall level of required allocated reserve balance was reduced under our methodology and the Bank determined that such improvement warranted a $2.0 million recapture of loan loss provision for this reporting period. The Bank continues to maintain appropriate levels of unallocated reserves within our historical ranges to address the imprecision in the methodology and uncertainties that may affect inherent losses within the loan portfolio.

While we believe that the allowance at June 30, 2015 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $5.99 billion at June 30, 2015. This represented an increase of $389.2 million, or 6.94%, over total deposits of $5.60 billion at December 31, 2014. The composition of deposits is as follows.

	June 30, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$3,250,574	54.23%	$2,866,365	51.14%
Investment Checking	343,990	5.75%	346,230	6.18%
Savings and money market	1,664,799	27.77%	1,615,856	28.83%
Time deposits	734,517	12.25%	776,207	13.85%

Total deposits	$5,993,880	100.0%	$5,604,658	100.0%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.25 billion at June 30, 2015, representing an increase of $384.2 million, or 13.40%, from noninterest-bearing deposits of $2.87 billion at December 31, 2014. Noninterest-bearing demand deposits represented 54.2% of total deposits as of June 30, 2015, compared to 51.1% of total deposits as of December 31, 2014.

Savings, money market, interest-bearing demand and investment checking accounts, totaled $2.01 billion at June 30, 2015 representing an increase of $46.7 million, or 2.38%, from savings deposits of $1.96 billion at December 31, 2014.

Time deposits totaled $734.5 million at June 30, 2015. This represented a decrease of $41.7 million, or 5.37%, from total time deposits of $776.2 million at December 31, 2014.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 9.20% for the second quarter of 2015, compared to 13.50% for the second quarter of 2014.

At June 30, 2015, we had no short term borrowings, compared to $46.0 million at December 31, 2014.

At June 30, 2015, borrowed funds (customer repurchase agreements, FHLB Advances and other borrowings) totaled $662.3 million. This represented a decrease of $146.8 million, or 18.14%, from total borrowed funds of $809.1 million at December 31, 2014.

We also offer a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2015 and December 31, 2014, total customer repurchases were $662.3 million and $563.6 million, respectively, with weighted average interest rates of 0.23% and 0.24% for the three months ended June 30, 2015 and December 31, 2014, respectively.

On February 23, 2015 we repaid our last outstanding FHLB advance with a fixed interest rate of 4.52%. At December 31, 2014, FHLB advances were $199.5 million.

At June 30, 2015, $2.80 billion of loans and $2.92 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of June 30, 2015.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
		(Dollars in thousands)
Deposits (1)	$5,993,880	$5,963,604	$15,662	$2,274	$12,340
Customer repurchase agreements (1)	662,326	662,326	—	—	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	11,093	725	879	457	9,032
Operating leases	17,403	5,289	8,422	3,020	672
Advertising agreements	3,118	1,225	1,693	200	—

Total	$6,713,594	$6,633,169	$26,656	$5,951	$47,818

(1)	Amounts exclude accrued interest.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at June 30, 2015.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$348,928	$255,050	$75,508	$5,526	$12,844
SBA	342	134	208	—	—
Real estate:
Commercial real estate	79,362	20,481	12,980	35,274	10,627
Construction	58,097	36,755	11,307	—	10,035
Dairy & livestock and agribusiness (1)	258,309	157,955	100,279	—	75
Consumer and other loans	62,716	3,950	5,016	12,378	41,372

Total Commitment to extend credit	807,754	474,325	205,298	53,178	74,953
Obligations under letters of credit	26,814	20,800	6,014	—	—

Total	$834,568	$495,125	$211,312	$53,178	$74,953

(1)	Total commitments to extend credit to agribusiness were $13.3 million at June 30, 2015.

As of June 30, 2015, we had commitments to extend credit of approximately $807.8 million, and obligations under letters of credit of $26.8 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $7.2 million as of June 30, 2015 and $7.7 million as of December 31, 2014 included in other liabilities.

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

The Company’s equity capital was $894.0 million at June 30, 2015. This represented an increase of $15.9 million, or 1.81%, from equity capital of $878.1 million at December 31, 2014. The increase during the first half of 2015 resulted from $42.6 million in net earnings and $6.1 million for shares issued pursuant to our stock-based compensation plan, offset by $25.5 million for cash dividends declared on common stock and $7.3 million in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio.

During the second quarter of 2015, the Board of Directors of the Company declared a quarterly common stock cash dividend totaling $0.12 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the second quarter of 2015, there were no repurchased shares of our common stock outstanding. As of June 30, 2015, we had 7,420,678 shares of our common stock remaining that are eligible for repurchase.

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

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, there were three fundamental capital ratios. A total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. For further information about our capital ratios, see Item 1. Business — Capital Adequacy Requirements as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

At June 30, 2015, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s capital ratios as of June 30, 2015 and December 31, 2014.

	Adequately Capitalized Ratios	Well Capitalized Ratios	June 30, 2015		December 31, 2014
Capital Ratios			CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.12%	11.00%	10.86%	10.77%
Common equity Tier I capital ratio	4.50%	6.50%	16.68%	17.01%	N/A	N/A
Tier 1 risk-based capital ratio	6.00%	8.00%	17.20%	17.01%	16.99%	16.85%
Total risk-based capital ratio	8.00%	10.00%	18.45%	18.26%	18.24%	18.11%

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first six months of 2015, the loan to deposit ratio averaged 64.37% compared to an average ratio of 68.08% for the same period in 2014. The ratio of loans to deposits and customer repurchases averaged 58.23% for the first six months of 2015 and 60.14% for the same period in 2014.

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

Based on the Bank’s last three fiscal years, at June 30, 2015, approximately $98.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of June 30, 2015, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $49.6 million for the first six months of 2015, compared to $32.3 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to an increase in interest and dividends received and a decrease in income taxes and interest paid, partially offset by an increase in payments to vendor, employees and others as well as a decrease in service charges and other fees received.

Net cash provided by investing activities totaled $67.7 million for the first six months of 2015, compared to $37.6 million for the same period last year. The increase in cash provided by investing activities was primarily the result of a decrease in purchases of investment securities and an increase from proceeds from the repayment of investment securities, partially offset by a decrease in loan and lease finance receivables.

Net cash provided by financing activities totaled $223.3 million for the first six months of 2015, compared to $239.7 million for the same period last year. The decrease in cash provided by financing activities during the first six months of 2015 was primarily due to the $200.0 million repayment of the FHLB advance, partially offset by an increase in deposits and customer repurchase agreements.

At June 30, 2015, cash and cash equivalents totaled $446.4 million. This represented an increase of $42.3 million, or 10.46%, from $404.2 million at June 30, 2014 and an increase of $340.7 million, or 322.10%, from $105.8 million at December 31, 2014. Total deposits of $5.99 billion at June 30, 2015 increased $389.2 million, or 6.94%, over total deposits of $5.60 billion at December 31, 2014.

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

Approximately $2.27 billion, or 72%, of the total investment portfolio at June 30, 2015 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2015.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(2.47%)
- 100 basis points	(1.29%)

(1)	Changes from the base case for a 12-month period.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of June 30, 2015, the Company does not have any litigation reserves.

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

With respect to the appeal, the plaintiffs’ opening brief was filed on June 7, 2014, the Company’s reply brief was filed on July 7, 2014, and the plaintiff’s rebuttal brief was filed on August 20, 2014. It is expected that the Court of Appeals will schedule a hearing in the case to conduct oral argument at some point within the next three to six months, and would then issue its opinion at some point within nine to twelve months thereafter.

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

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program for the three months ended June 30, 2015. As of June 30, 2015, there were 7,420,678 shares of our common stock remaining available for repurchase.

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

CVB FINANCIAL CORP. (Registrant)

Date: August 10, 2015	/s/Richard C. Thomas
Duly Authorized Officer and Chief Financial Officer