Form 10-Q
period 2015-09-30
CVB FINANCIAL CORP
filed 2015-11-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant:106,364,548 outstanding as of October 30, 2015.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Forward Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to, local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities; our ability to attract deposits and other sources of funding or liquidity; supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate; a prolonged slowdown or decline in real estate construction or sales activity; changes in the financial performance and/or condition of our borrowers or key vendors or counterparties; changes in the levels of nonperforming assets, allowance for loan losses and charge-offs; the costs or effects of acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such acquisitions or dispositions; the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, banking capital levels, securities and securities trading and hedging, employment, executive compensation, insurance, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk; inflation, interest rate, securities market and monetary fluctuations; changes in government interest rates or monetary policies; changes in the amount and availability of deposit insurance; cyber-security threats, including loss of system functionality or theft or loss of Company or customer data or money; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, drought, or the effects of pandemic diseases; the timely development and acceptance of new banking products and services and the perceived overall value of these products and services by customers and potential customers; the Company’s relationships with and reliance upon vendors with respect to the operation of certain of the Company’s key internal and external systems and applications; changes in consumer spending, borrowing and savings preferences or habits; technological changes and the expanding use of technology in banking (including the adoption of mobile banking applications); the ability to retain and increase market share, retain and grow customers and control expenses; changes in the competitive environment among financial and bank holding companies, banks and other financial service providers; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; continued volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions; fluctuations in the price of the Company’s common stock or other securities; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team and/or our board of directors; the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as consumer or employee class action litigation), regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews; our ongoing relations with our various federal and state regulators, including the SEC, FDIC and California DBO; our success at managing the risks involved in the foregoing items and all other factors set forth in the Company’s public reports including its Annual Report on Form 10-K for the year ended December 31, 2014, and particularly the discussion of risk factors within that document. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law. Any statements about future operating results, such as those concerning accretion and dilution to the Company’s earnings or shareholders, are for illustrative purposes only, are not forecasts, and actual results may differ.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$100,334	$95,030
Interest-earning balances due from Federal Reserve	207,893	10,738

Total cash and cash equivalents	308,227	105,768

Interest-earning balances due from depository institutions	33,189	27,118
Investment securities available-for-sale, at fair value (with amortized cost of $2,259,505 at September 30, 2015, and $3,083,582 at December 31, 2014)	2,312,721	3,137,158
Investment securities held-to-maturity (with fair value of $876,383 at September 30, 2015, and $2,177 at December 31, 2014)	869,650	1,528
Investment in stock of Federal Home Loan Bank (FHLB)	17,588	25,338
Loans and lease finance receivables	3,822,171	3,817,067
Allowance for loan losses	(59,149)	(59,825)

Net loans and lease finance receivables	3,763,022	3,757,242

Premises and equipment, net	31,797	33,591
Bank owned life insurance	130,076	126,927
Accrued interest receivable	22,769	23,194
Intangibles	2,487	3,214
Goodwill	74,244	74,244
Other real estate owned	7,003	5,637
Income taxes	30,402	31,461
Other assets	23,287	25,500

Total assets	$7,626,462	$7,377,920

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,304,967	$2,866,365
Interest-bearing	2,654,505	2,738,293

Total deposits	5,959,472	5,604,658
Customer repurchase agreements	610,174	563,627
FHLB advances	-	199,479
Other borrowings	-	46,000
Accrued interest payable	273	1,161
Deferred compensation	11,100	10,291
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	42,317	-
Other liabilities	56,625	48,821

Total liabilities	6,705,735	6,499,811

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,355,098 at September 30, 2015, and 105,893,216 at December 31, 2014	502,102	495,220
Retained earnings	384,072	351,814
Accumulated other comprehensive income, net of tax	34,553	31,075

Total stockholders’ equity	920,727	878,109

Total liabilities and stockholders’ equity	$7,626,462	$7,377,920

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans and leases, including fees	$48,822	$46,923	$139,686	$135,137
Investment securities:
Investment securities available-for-sale	14,734	17,647	50,171	49,991
Investment securities held-to-maturity	3,436	40	3,510	125

Total investment income	18,170	17,687	53,681	50,116

Dividends from FHLB stock	509	518	2,392	1,648
Federal funds sold	167	112	496	363
Interest-earning deposits with other institutions	63	55	171	309

Total interest income	67,731	65,295	196,426	187,573

Interest expense:
Deposits	1,333	1,228	3,933	3,636
Borrowings	371	2,724	2,486	8,283
Junior subordinated debentures	110	105	323	315

Total interest expense	1,814	4,057	6,742	12,234

Net interest income before recapture of provision for loan losses	65,917	61,238	189,684	175,339
Recapture of provision for loan losses	(2,500)	(1,000)	(4,500)	(16,100)

Net interest income after recapture of provision for loan losses	68,417	62,238	194,184	191,439

Noninterest income:
Service charges on deposit accounts	3,930	4,065	11,843	11,798
Trust and investment services	2,275	2,045	6,607	6,103
Bankcard services	805	868	2,380	2,569
BOLI income	491	613	1,948	1,852
Gain on sale of loans held-for-sale	-	-	-	5,330
Decrease in FDIC loss sharing asset, net	-	(479)	(803)	(3,653)
Gain on OREO, net	158	127	414	262
Other	754	770	2,380	2,296

Total noninterest income	8,413	8,009	24,769	26,557

Noninterest expense:
Salaries and employee benefits	20,395	19,366	59,338	57,170
Occupancy and equipment	3,853	4,147	11,218	11,548
Professional services	1,937	2,080	4,617	5,090
Software licenses and maintenance	901	1,324	2,924	3,399
Promotion	1,297	1,349	3,825	3,956
Recapture of provision for unfunded loan commitments	-	(1,250)	(500)	(1,250)
Amortization of intangible assets	220	466	727	781
Debt termination expense	-	-	13,870	-
OREO expense	28	102	363	240
Acquisition related expenses	75	640	75	1,932
Other	4,036	4,257	12,290	12,096

Total noninterest expense	32,742	32,481	108,747	94,962

Earnings before income taxes	44,088	37,766	110,206	123,034

Income taxes	16,202	13,471	39,674	44,594

Net earnings	$27,886	$24,295	$70,532	$78,440

Other comprehensive income:
Unrealized gain/(loss) on securities arising during the period	$18,674	$(10,291)	$5,974	$47,272
Less: Reclassification adjustment for net loss on securities included in net income	22	-	22	-

Other comprehensive income (loss), before tax	18,696	(10,291)	5,996	47,272
Less: Income tax benefit (expense) related to items of other comprehensive income (loss)	(7,852)	4,322	(2,518)	(19,854)

Other comprehensive income (loss), net of tax	10,844	(5,969)	3,478	27,418

Comprehensive income	$38,730	$18,326	$74,010	$105,858

Basic earnings per common share	$0.26	$0.23	$0.66	$0.74
Diluted earnings per common share	$0.26	$0.23	$0.66	$0.74
Cash dividends declared per common share	$0.12	$0.10	$0.36	$0.30

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2015 and 2014

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance January 1, 2014	105,370	$491,068	$290,149	$(9,330)	$771,887
Repurchase of common stock	(377)	(5,383)	-	-	(5,383)
Exercise of stock options	498	5,378	-	-	5,378
Tax benefit from exercise of stock options	-	983	-	-	983
Shares issued pursuant to stock-based compensation plan	306	2,277	-	-	2,277
Cash dividends declared on common stock ($0.30 per share)	-	-	(31,769)	-	(31,769)
Net earnings	-	-	78,440	-	78,440
Other comprehensive income	-	-	-	27,418	27,418

Balance September 30, 2014	105,797	$494,323	$336,820	$18,088	$849,231

Balance January 1, 2015	105,893	$495,220	$351,814	$31,075	$878,109
Repurchase of common stock	(41)	(606)	-	-	(606)
Exercise of stock options	411	4,672	-	-	4,672
Tax benefit from exercise of stock options	-	772	-	-	772
Shares issued pursuant to stock-based compensation plan	92	2,044	-	-	2,044
Cash dividends declared on common stock ($0.36 per share)	-	-	(38,274)	-	(38,274)
Net earnings	-	-	70,532	-	70,532
Other comprehensive income	-	-	-	3,478	3,478

Balance September 30, 2015	106,355	$502,102	$384,072	$34,553	$920,727

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Interest and dividends received	$208,549	$193,605
Service charges and other fees received	21,604	22,653
Interest paid	(7,631)	(12,120)
Net cash paid to vendors, employees and others	(98,692)	(92,766)
Income taxes paid	(38,000)	(44,000)
Payments to FDIC, loss share agreement	(460)	(1,186)

Net cash provided by operating activities	85,370	66,186

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	7,750	10,413
Net change in interest-earning balances from depository institutions	(6,071)	62,491
Proceeds from sale of investment securities available-for-sale	975	14,271
Proceeds from repayment of investment securities available-for-sale	300,959	238,495
Proceeds from maturity of investment securities available-for-sale	83,322	63,216
Purchases of investment securities available-for-sale	(431,650)	(738,882)
Proceeds from repayment of investment securities held-to-maturity	13,177	-
Proceeds from maturity of investment securities held-to-maturity	20,550	-
Net decrease in loan and lease finance receivables	2,647	101,432
Proceeds from sales of premises and equipment	-	663
Purchase of premises and equipment	(1,249)	(1,668)
Proceeds from sales of other real estate owned	2,579	2,588
Cash acquired on purchase of American Security Bank, net of cash paid	-	50,038

Net cash used in investing activities	(7,011)	(196,943)

Cash Flows from Financing Activities
Net increase in other deposits	416,830	492,720
Net decrease in time deposits	(62,016)	(2,433)
Repayment of FHLB advances	(200,000)	-
Net decrease in other borrowings	(46,000)	(69,000)
Net increase (decrease) in customer repurchase agreements	46,547	(114,427)
Cash dividends on common stock	(36,099)	(31,718)
Repurchase of common stock	(606)	(5,383)
Proceeds from exercise of stock options	4,672	5,378
Tax benefit related to exercise of stock options	772	983

Net cash provided by financing activities	124,100	276,120

Net increase in cash and cash equivalents	202,459	145,363

Cash and cash equivalents, beginning of period	105,768	94,693

Cash and cash equivalents, end of period	$308,227	$240,056

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$70,532	$78,440

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans held-for-sale	-	(5,330)
Loss on sale of investment securities	22	-
Loss on sale of premises and equipment, net	154	68
Gain on sale of other real estate owned	(386)	(222)
Amortization of capitalized prepayment penalty on borrowings	521	204
Increase in bank owned life insurance	(3,149)	(1,757)
Net amortization of premiums and discounts on investment securities	14,605	15,515
Accretion of SJB discount	(3,010)	(4,546)
Recapture of provision for loan losses	(4,500)	(16,100)
Recapture of provision for unfunded loan commitments	(500)	(1,250)
Valuation adjustment on other real estate owned	162	65
Change in FDIC loss share asset	299	3,653
Payments to FDIC, loss share agreement	(460)	(1,186)
Stock-based compensation	2,044	2,277
Depreciation and amortization, net	(701)	488
Change in accrued interest receivable	425	(684)
Change in accrued interest payable	(888)	(36)
Change in other assets and liabilities	10,200	(3,413)

Total adjustments	14,838	(12,254)

Net cash provided by operating activities	$85,370	$66,186

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$42,317	$643
Transfer of loans to other real estate owned	$3,721	$640
Transfer of AFS securities to HTM securities	$898,598	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS

The condensed consolidated financial statements include the accounts of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank” or “CBB”) after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with ASC 810 Consolidation, this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, Ventura County, San Diego County, Madera County, Fresno County, Tulare County, and Kern County, California. The Bank operates 40 Business Financial Centers, seven Commercial Banking Centers, and three trust offices. The Company intends to open a new Commercial Banking Center in Santa Barbara in the fourth quarter of 2015. The Company is headquartered in the city of Ontario, California.

On October 14, 2015, we announced that we have entered into a merger agreement with County Commerce Bank, pursuant to which County Commerce Bank will merge into Citizens Business Bank when the transaction closes. County Commerce Bank is headquartered in Ventura County with four branch locations in Ventura and Santa Barbara Counties and total assets of approximately $250 million. This acquisition would extend our geographic footprint northward into the central coast of California. We expect to close this announced acquisition in the first quarter of 2016, subject to regulatory and County Commerce Bank shareholders’ approvals.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification – Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3—Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC (“Form 10-K”).

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, as well as valuation of deferred tax assets, other intangibles and other real estate owned (“OREO”).

Recent Accounting Pronouncements— In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new guidance reduces the number of consolidation models from four to two as well as simplifies the FASB Accounting Standards Codification and improves GAAP by placing more of an emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing the consolidation conclusions for public and private companies in several industries that typically make use of VIEs. ASU No. 2015-02 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statement for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$20,753	$16	$(1)	$20,768	0.90%
Residential mortgage-backed securities	1,670,643	40,902	-	1,711,545	74.00%
CMOs/REMICs - residential	380,260	8,237	-	388,497	16.80%
Municipal bonds	182,849	4,049	-	186,898	8.08%
Other securities	5,000	13	-	5,013	0.22%

Total available-for-sale securities	$2,259,505	$53,217	$(1)	$2,312,721	100.00%

Investment securities held-to-maturity (1):
Government agency/GSEs	$297,204	$3,321	$-	$300,525	34.18%
Residential mortgage-backed securities	238,993	1,384	-	240,377	27.48%
CMO	1,348	589	-	1,937	0.15%
Municipal bonds	332,105	1,635	(196)	333,544	38.19%

Total held-to-maturity securities	$869,650	$6,929	$(196)	$876,383	100.00%

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$339,071	$-	$(8,228)	$330,843	10.55%
Residential mortgage-backed securities	1,884,370	36,154	(3,028)	1,917,496	61.12%
CMOs/REMICs - residential	297,318	7,050	(277)	304,091	9.69%
Municipal bonds	557,823	22,463	(645)	579,641	18.48%
Other securities	5,000	87	-	5,087	0.16%

Total available-for-sale securities	$3,083,582	$65,754	$(12,178)	$3,137,158	100.00%

Investment securities held-to-maturity (1):
CMO	$1,528	$649	$-	$2,177	100.00%

Total held-to-maturity securities	$1,528	$649	$-	$2,177	100.00%

(1) Securities held-to-maturity are presented in the condensed consolidated balance sheets at amortized cost.

During the quarter ended September 30, 2015, investment securities were transferred from the available-for-sale security portfolio to the held-to-maturity security portfolio. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (“AOCI”) and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$11,840	$12,420	$37,548	$34,300
Tax-advantaged	2,894	5,227	12,623	15,691
Investment securities held-to-maturity:
Taxable	1,688	40	1,762	125
Tax-advantaged	1,748	-	1,748	-

Total interest income from investment securities	$18,170	$17,687	$53,681	$50,116

Approximately 84% of the total investment securities portfolio at September 30, 2015 represent securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale collateralized mortgage obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2015 and December 31, 2014. The Bank had $1.5 million in CMOs backed by whole loans issued by private-label companies (nongovernment sponsored).

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	September 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$9,000	$1	$-	$-	$9,000	$1
Residential mortgage-backed securities	-	-	-	-	-	-
CMOs/REMICs - residential	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$9,000	$1	$-	$-	$9,000	$1

Investment securities held-to-maturity:
Government agency/GSEs	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO	-	-	-	-	-	-
Municipal bonds	81,956	196	-	-	81,956	196
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$81,956	$196	$-	$-	$81,956	$196

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs/REMICs - residential	-	-	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$43,813	$55	$509,509	$12,123	$553,322	$12,178

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

Government Agency & Government-Sponsored Enterprise (“GSE”) — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement with the Government-Sponsored Enterprises. As of September 30, 2015, approximately $221.2 million in U.S. government agency bonds are callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is due to be paid. The contractual terms of these investments provide that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds.

Mortgage-Backed Securities(“MBS”) and CMOs/REMICs— Most of the Company’s mortgage-backed and CMOs/REMICs securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.1 years. Of the total MBS/CMO, 99.93% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. The remaining 0.07% are issued by banks. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related other-than-temporary impairment (“OTTI”) recognized in earnings for the three and nine months ended September 30, 2015 and 2014.

Municipal Bonds—The majority of the Company’s municipal bonds, with a weighted-average life of approximately 8.3 years, are insured by the largest U.S. bond insurance companies. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is attributable to the changes in interest rates and not credit quality. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments are not considered other than temporarily impaired at September 30, 2015.

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

At September 30, 2015 and December 31, 2014, investment securities having a carrying value of approximately $2.81 billion and $3.11 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMOs/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMOs/REMICs are included in maturity categories based upon estimated prepayment speeds.

	September 30, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$91,512	$92,781	$124,536	$125,460
Due after one year through five years	1,894,584	1,939,712	139,716	141,134
Due after five years through ten years	118,633	121,282	554,537	558,832
Due after ten years	154,776	158,946	50,861	50,957

Total investment securities	$2,259,505	$2,312,721	$869,650	$876,383

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded for the nine months ended September 30, 2015.

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

At September 30, 2015, the remaining discount associated with the PCI loans approximated $4.8 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $2.8 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 3.2 years and 0.9 years, respectively. The loss sharing agreement for commercial loans expired October 16, 2014. The following table provides a summary of PCI loans and lease finance receivables by type and their credit quality indicators for the periods indicated.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$8,062	$14,605
SBA	414	1,110
Real estate:
Commercial real estate	87,522	109,350
Construction	-	-
SFR mortgage	198	205
Dairy & livestock and agribusiness	523	4,890
Municipal lease finance receivables	-	-
Consumer and other loans	2,466	3,336

Gross PCI loans	99,185	133,496
Less: Purchase accounting discount	(4,754)	(7,129)

Gross PCI loans, net of discount	94,431	126,367
Less: Allowance for PCI loans losses	-	-

Net PCI loans	$94,431	$126,367

Credit Quality Indicators

  The following table summarizes PCI loans by internal risk ratings for the periods indicated.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Pass	$22,108	$26,706
Watch list	57,308	77,371
Special mention	13,379	8,203
Substandard	6,390	21,216
Doubtful & loss	-	-

Total PCI gross loans	$99,185	$133,496

Allowance for Loan Losses (“ALLL”)

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for PCI loans. The ALLL for PCI loans is determined separately from total loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully described in Note 3— Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015 and December 31, 2014, there were no allowances for loan losses recorded for PCI loans.

6.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$413,709	$390,011
SBA	116,126	134,265
Real estate:
Commercial real estate	2,569,128	2,487,803
Construction	57,578	55,173
SFR mortgage	221,696	205,124
Dairy & livestock and agribusiness	212,670	279,173
Municipal lease finance receivables	75,839	77,834
Consumer and other loans	69,630	69,884

Gross loans, excluding PCI loans	3,736,376	3,699,267
Less: Deferred loan fees, net	(8,636)	(8,567)

Gross loans, excluding PCI loans, net of deferred loan fees	3,727,740	3,690,700
Less: Allowance for loan losses	(59,149)	(59,825)

Net loans, excluding PCI loans	3,668,591	3,630,875

PCI Loans	99,185	133,496
Discount on PCI loans	(4,754)	(7,129)

PCI loans, net	94,431	126,367

Total loans and lease finance receivables	$3,763,022	$3,757,242

As of September 30, 2015, 68.76% of the total gross loan portfolio (excluding PCI loans) consisted of commercial real estate loans and 1.54% of the total loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of September 30, 2015, $171.0 million, or 6.66% of the total commercial real estate loans included loans secured by farmland, compared to $165.6 million, or 6.66%, at December 31, 2014. The loans secured by farmland included $132.8 million for loans secured by dairy & livestock land and $38.2 million for loans secured by agricultural land at September 30, 2015, compared to $144.1 million for loans secured by dairy & livestock land and $21.5 million for loans secured by agricultural land at December 31, 2014. As of September 30, 2015, dairy & livestock and agribusiness loans of $212.7 million was comprised of $197.9 million for dairy & livestock loans and $14.8 million for agribusiness loans, compared to $268.1 million for dairy & livestock loans and $11.1 million for agribusiness loans at December 31, 2014. At September 30, 2015, the Company held approximately $1.84 billion of total fixed rate loans.

At September 30, 2015 and December 31, 2014, loans totaling $2.89 billion and $2.78 billion, respectively, were pledged to secure borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

Credit Quality Indicators

Central to our credit risk management is our loan risk rating system. The originating credit officer assigns each loan an initial risk rating, which is reviewed and confirmed or changed, as appropriate, by Credit Management. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

The following tables summarize each class of loans, excluding PCI loans, according to our internal risk ratings for the periods presented.

	September 30, 2015

	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$278,042	$95,419	$36,338	$3,668	$242	$413,709
SBA	72,280	22,218	13,648	6,531	1,449	116,126
Real estate:
Commercial real estate
Owner occupied	613,734	145,354	50,171	13,560	-	822,819
Non-owner occupied	1,462,203	216,513	27,413	40,180	-	1,746,309
Construction
Speculative	28,962	6,302	-	7,651	-	42,915
Non-speculative	14,663	-	-	-	-	14,663
SFR mortgage	194,265	20,104	4,241	3,086	-	221,696
Dairy & livestock and agribusiness	88,147	112,419	12,104	-	-	212,670
Municipal lease finance receivables	46,084	24,787	4,968	-	-	75,839
Consumer and other loans	53,327	11,797	1,667	2,748	91	69,630

Total gross loans, excluding PCI loans	$2,851,707	$654,913	$150,550	$77,424	$1,782	$3,736,376

	December 31, 2014
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$234,029	$105,904	$33,795	$16,031	$252	$390,011
SBA	84,769	24,124	15,858	7,920	1,594	134,265
Real estate:
Commercial real estate
Owner occupied	552,072	159,908	46,248	32,139	-	790,367
Non-owner occupied	1,347,006	241,809	56,353	52,268	-	1,697,436
Construction
Speculative	28,310	613	-	7,651	-	36,574
Non-speculative	18,071	528	-	-	-	18,599
SFR mortgage	174,311	20,218	2,442	8,153	-	205,124
Dairy & livestock and agribusiness	174,783	85,660	8,612	10,015	103	279,173
Municipal lease finance receivables	35,463	22,349	20,022	-	-	77,834
Consumer and other loans	62,904	2,233	1,789	2,763	195	69,884

Total gross loans, excluding PCI loans	$2,711,718	$663,346	$185,119	$136,940	$2,144	$3,699,267

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the allowance for loan losses methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies of the 2014 Annual Report on Form 10-K for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at September 30, 2015 and December 31, 2014. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans, by portfolio segment for the periods presented.

	For the Three Months Ended September 30, 2015
	Ending Balance June 30, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2015
	(Dollars in thousands)
Commercial and industrial	$7,185	$(82)	$50	$(620)	$6,533
SBA	2,085	-	2	(122)	1,965
Real estate:
Commercial real estate	35,414	(10)	2,018	(2,811)	34,611
Construction	746	-	8	119	873
SFR mortgage	2,564	-	-	75	2,639
Dairy & livestock and agribusiness	3,974	-	98	796	4,868
Municipal lease finance receivables	1,014	-	-	17	1,031
Consumer and other loans	834	-	11	(16)	829
Unallocated	5,738	-	-	62	5,800

Total allowance for loan losses	$59,554	$(92)	$2,187	$(2,500)	$59,149

	For the Three Months Ended September 30, 2014
	Ending Balance June 30, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2014
	(Dollars in thousands)
Commercial and industrial	$6,037	$(2)	$187	$1,254	$7,476
SBA	2,365	-	-	(1,157)	1,208
Real estate:
Commercial real estate	35,918	-	2	(286)	35,634
Construction	605	-	37	148	790
SFR mortgage	2,214	-	188	(97)	2,305
Dairy & livestock and agribusiness	5,428	(1,061)	151	(241)	4,277
Municipal lease finance receivables	1,464	-	-	4	1,468
Consumer and other loans	930	(7)	113	(169)	867
Unallocated	6,013	-	-	(456)	5,557

Total allowance for loan losses	$60,974	$(1,070)	$678	$(1,000)	$59,582

	For the Nine Months Ended September 30, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(216)	$282	$(607)	$6,533
SBA	2,557	(33)	39	(598)	1,965
Real estate:
Commercial real estate	33,373	(117)	3,658	(2,303)	34,611
Construction	988	-	58	(173)	873
SFR mortgage	2,344	(215)	185	325	2,639
Dairy & livestock and agribusiness	5,479	-	308	(919)	4,868
Municipal lease finance receivables	1,412	-	-	(381)	1,031
Consumer and other loans	1,262	(197)	72	(308)	829
Unallocated	5,336	-	-	464	5,800

Total allowance for loan losses	$59,825	$(778)	$4,602	$(4,500)	$59,149

	For the Nine Months Ended September 30, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2014
	(Dollars in thousands)
Commercial and industrial	$8,502	$(556)	$685	$(1,155)	$7,476
SBA	2,332	-	63	(1,187)	1,208
Real estate:
Commercial real estate	39,402	(352)	140	(3,556)	35,634
Construction	1,305	-	834	(1,349)	790
SFR mortgage	2,718	-	188	(601)	2,305
Dairy & livestock and agribusiness	11,728	(1,061)	393	(6,783)	4,277
Municipal lease finance receivables	2,335	-	-	(867)	1,468
Consumer and other loans	960	(26)	139	(206)	867
Unallocated	5,953	-	-	(396)	5,557

Total allowance for loan losses	$75,235	$(1,995)	$2,442	$(16,100)	$59,582

The following tables present the recorded investment in loans held-for-investment, excluding PCI loans, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses for the periods presented.

	September 30, 2015
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$1,687	$412,022	$607	$5,926
SBA	3,319	112,807	4	1,961
Real estate:
Commercial real estate	43,647	2,525,481	-	34,611
Construction	7,651	49,927	23	850
SFR mortgage	6,389	215,307	22	2,617
Dairy & livestock and agribusiness	5,262	207,408	-	4,868
Municipal lease finance receivables	-	75,839	-	1,031
Consumer and other loans	906	68,724	6	823
Unallocated	-	-	-	5,800

Total	$68,861	$3,667,515	$662	$58,487

	September 30, 2014
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$4,467	$376,009	$652	$6,824
SBA	3,242	129,926	59	1,149
Real estate:
Commercial real estate	31,375	2,434,540	-	35,634
Construction	26,419	40,810	-	790
SFR mortgage	7,755	185,450	39	2,266
Dairy & livestock and agribusiness	18,939	173,991	-	4,277
Municipal lease finance receivables	-	80,013	-	1,468
Consumer and other loans	461	69,350	4	863
Unallocated	-	-	-	5,557

Total	$92,658	$3,490,089	$754	$58,828

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

A loan is reported as a troubled debt restructuring (“TDR”) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that the Bank would not otherwise consider. Examples of such concessions include a reduction in the interest rate, deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt of similar risk. As a result of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan losses.

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

	September 30, 2015

	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$1,051	$412,658	$413,709
SBA	-	-	-	2,634	113,492	116,126
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,279	818,540	822,819
Non-owner occupied	266	-	266	12,417	1,733,626	1,746,309
Construction		-
Speculative (2)	-	-	-	-	42,915	42,915
Non-speculative	-	-	-	-	14,663	14,663
SFR mortgage	-	-	-	2,778	218,918	221,696
Dairy & livestock and agribusiness	-	-	-	-	212,670	212,670
Municipal lease finance receivables	-	-	-	-	75,839	75,839
Consumer and other loans	52	-	52	489	69,089	69,630

Total gross loans, excluding PCI Loans	$318	$-	$318	$23,648	$3,712,410	$3,736,376

(1)	As of September 30, 2015, $19.1 million of nonaccruing loans were current, $371,000 were 30-59 days past due, $2.3 million were 60-89 days past due and $1.9 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$943	$35	$978	$2,308	$386,725	$390,011
SBA	75	-	75	2,481	131,709	134,265
Real estate:
Commercial real estate
Owner occupied	36	86	122	4,072	786,173	790,367
Non-owner occupied	-	-	-	19,246	1,678,190	1,697,436
Construction
Speculative	-	-	-	-	36,574	36,574
Non-speculative	-	-	-	-	18,599	18,599
SFR mortgage	425	-	425	3,240	201,459	205,124
Dairy & livestock and agribusiness	-	-	-	103	279,070	279,173
Municipal lease finance receivables	-	-	-	-	77,834	77,834
Consumer and other loans	64	17	81	736	69,067	69,884

Total gross loans, excluding PCI Loans	$1,543	$138	$1,681	$32,186	$3,665,400	$3,699,267

(1)	As of December 31, 2014, $20.1 million of nonaccruing loans were current, $3.7 million were 30-59 days past due, $8.5 million were 90+ days past due.

Impaired Loans

At September 30, 2015, the Company had impaired loans, excluding PCI loans, of $68.9 million. Of this amount, there were $16.7 million of nonaccrual commercial real estate loans, $2.8 million of nonaccrual SFR mortgage loans, $2.6 million of nonaccrual SBA loans, $1.1 million of nonaccrual commercial and industrial loans and $489,000 of nonaccrual consumer and other loans. These impaired loans included $60.4 million of loans whose terms were modified in a troubled debt restructuring, of which $15.2 million were classified as nonaccrual. The remaining balance of $45.2 million consisted of 32 loans performing according to the restructured terms. The impaired loans had a specific allowance of $662,000 at September 30, 2015. At December 31, 2014, the Company had classified as impaired loans, excluding PCI loans, with a balance of $85.8 million with a related allowance of $1.5 million.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by class of loans, as of and for the periods indicated below.

	As of and For the Nine Months Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,067	$1,926	$-	$1,166	$23
SBA	3,273	3,911	-	3,385	39
Real estate:
Commercial real estate
Owner occupied	7,665	8,806	-	7,935	178
Non-owner occupied	35,982	40,591	-	36,490	1,338
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,788	6,739	-	6,392	82
Dairy & livestock and agribusiness	5,262	5,650	-	5,569	180
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	852	1,379	-	881	12

Total	59,889	69,002	-	61,818	1,852

With a related allowance recorded:
Commercial and industrial	620	694	607	637	-
SBA	46	47	4	58	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	23	7,651	290
Non-speculative	-	-	-	-	-
SFR mortgage	601	653	22	612	9
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	54	59	6	56	-

Total	8,972	9,104	662	9,014	299

Total impaired loans	$68,861	$78,106	$662	$70,832	$2,151

	As of and For the Nine Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,913	$3,954	$-	$2,912	$44
SBA	3,183	3,907	-	2,937	-
Real estate:
Commercial real estate
Owner occupied	8,742	9,896	-	9,025	238
Non-owner occupied	22,633	29,545	-	23,252	541
Construction
Speculative	17,318	18,407	-	17,440	232
Non-speculative	9,101	9,101	-	9,145	463
SFR mortgage	7,285	9,685	-	7,934	82
Dairy & livestock and agribusiness	18,939	20,698	-	21,205	819
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	450	876	-	455	-

Total	90,564	106,069	-	94,305	2,419

With a related allowance recorded:
Commercial and industrial	1,554	1,882	652	1,560	-
SBA	59	69	59	66	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	470	484	39	476	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	11	15	4	12	-

Total	2,094	2,450	754	2,114	-

Total impaired loans	$92,658	$108,519	$754	$96,419	$2,419

	As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,391	$3,624	$-
SBA	1,853	2,197	-
Real estate:
Commercial real estate
Owner occupied	16,961	18,166	-
Non-owner occupied	30,068	38,156	-
Construction
Speculative	7,651	7,651	-
Non-speculative	-	-	-
SFR mortgage	6,512	7,493	-
Dairy & livestock and agribusiness	15,796	17,587	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	673	1,094	-

Total	81,905	95,968	-

With a related allowance recorded:
Commercial and industrial	629	698	615
SBA	1,327	1,591	296
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	982	1,278	154
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	467	484	35
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	482	508	449

Total	3,887	4,559	1,549

Total impaired loans	$85,792	$100,527	$1,549

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of September 30, 2015 and December 31, 2014 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral-dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded zero provision for unfunded loan commitments for the three months ended September 30, 2015, compared to a $1.3 million recapture of provision for unfunded commitments for the same period in 2014. A $500,000 recapture of provision for unfunded loan commitments was recorded for the nine months ended September 30, 2015, compared to a $1.3 million recapture of provision for unfunded commitments for the same period of 2014. At September 30, 2015 and December 31, 2014, the balance of the reserve was $7.2 million and $7.7 million, respectively, and was included in other liabilities.

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

As of September 30, 2015, there were $60.4 million of loans classified as TDRs, of which $15.2 million were nonperforming and $45.2 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2015, performing TDRs were comprised of 11 commercial real estate loans of $27.0 million, one construction loan of $7.6 million, three dairy & livestock and agribusiness loans of $5.3 million, 11 SFR mortgage loans of $3.6 million, four commercial and industrial loans of $636,000, one SBA loan of $685,000 and one consumer loan of $417,000. There were no loans removed from TDR classification during the three and nine months ended September 30, 2015 and 2014.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $419,000 and $726,000 of specific allowance to TDRs as of September 30, 2015 and December 31, 2014, respectively.

The following tables provide a summary of the activity related to TDRs for the periods presented.

	For the Three Months September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$45,166	$61,878	$53,589	$66,955
New modifications (1)	2,353	-	2,383	41
Payoffs and payments, net	(2,306)	(6,270)	(11,275)	(11,388)
TDRs returned to accrual status	-	-	516	-
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$45,213	$55,608	$45,213	$55,608

Nonperforming TDRs:
Beginning balance	$15,167	$27,397	$20,285	$25,119
New modifications (1)	330	-	661	4,187
Charge-offs	-	(1,061)	-	(1,061)
Transfer to OREO	-	-	(842)	-
Payoffs and payments, net	(349)	(3,730)	(4,440)	(5,639)
TDRs returned to accrual status	-	-	(516)	-
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$15,148	$22,606	$15,148	$22,606

Total TDRs	$60,361	$78,214	$60,361	$78,214

(1)   New modifications for the three and nine months ended September 30, 2014 represent TDRs acquired from ASB.

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2015	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
Non-owner occupied
Interest rate reduction	1	2,376	2,376	2,353	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
SFR mortgage:
Interest rate reduction	1	322	322	330	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-

Total loans	2	$2,698	$2,698	$2,683	$-

For the Three Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2014	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-

Total loans	-	$-	$-	$-	$-

For the Nine Months Ended September 30, 2015

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2015	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	30	30	15	12
Other	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	330	330	325	-
Other	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
Non-owner occupied
Interest rate reduction	1	2,376	2,376	2,353	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
SFR mortgage:
Interest rate reduction	1	322	322	330	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-

Total loans	4	$3,058	$3,058	$3,023	$12

For the Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2014	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction (3)	2	$368	$368	$337	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Other	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction (3)	1	199	199	187	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction (3)	3	3,573	3,573	3,469	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-

Total loans	6	$4,140	$4,140	$3,993	$-

(1) The tables above exclude modified loans that were paid off prior to the end of the period.

(2) Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

(3) New modifications for the nine months ended September 30, 2014 represent TDRs acquired from ASB.

As of September 30, 2015, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2015.

7.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2015, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 251,000 and 234,000, respectively. For the three and nine months ended September 30, 2014, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 222,000 and 199,000 shares, respectively.

The table below summarizes earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$27,886	$24,295	$70,532	$78,440
Less: Net earnings allocated to restricted stock	149	134	371	409

Net earnings allocated to common shareholders	$27,737	$24,161	$70,161	$78,031

Weighted average shares outstanding	105,783	104,875	105,672	105,218
Basic earnings per common share	$0.26	$0.23	$0.66	$0.74

Diluted earnings per common share:
Net income allocated to common shareholders	$27,737	$24,161	$70,161	$78,031

Weighted average shares outstanding	105,783	104,875	105,672	105,218
Incremental shares from assumed exercise of outstanding options	498	531	467	542

Diluted weighted average shares outstanding	106,281	105,406	106,139	105,760
Diluted earnings per common share	$0.26	$0.23	$0.66	$0.74

8.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2015. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

•	Level 1- includes assets and liabilities that have an active market that provides an objective quoted value for each unit. Here the active market quoted value is used to measure the fair value. Level 1 has the most objective measurement of fair value. Level 2 is less objective and Level 3 is the least objective (most subjective) in estimating fair value.

•	Level 2- assets and liabilities are ones where there is no active market in the same assets, but where there are parallel markets or alternative means to estimate fair value using observable information inputs such as the value placed on similar assets or liability that were recently traded.

•	Level 3 -fair values are based on information from the entity that reports these values in their financial statements. Such data are referred to as unobservable, in that the valuations are not based on data available to parties outside the entity.

Observable and unobservable inputs are the key elements that separate the levels in the fair value hierarchy. Inputs here refer explicitly to the types of information used to obtain the fair value of the asset or liability.

Observable inputs include data sources and market prices available and visible outside of the entity. While there will continue to be judgments required when an active market price is not available, these inputs are external to the entity and observable outside the entity; they are consequently considered more objective than internal unobservable inputs used for Level 3 fair value.

Unobservable inputs are data and analyses that are developed within the entity to assess the fair value, such as management estimates of future benefits from use of assets.

There were no transfers in and out of Level 1 and Level 2 measurements during the nine months ended September 30, 2015 and 2014.

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

Investment Securities Held–to-Maturity — Investment securities held-to-maturity are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy. The held-to-maturity CMO investment is valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held-to-maturity CMO investment as Level 3.

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

Swaps — The fair value of the interest rate swap contracts are provided by our counterparty using a system that constructs a yield curve based on cash LIBOR rates, Eurodollar futures contracts, and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate swaps. Accordingly, each swap is categorized as a Level 2 valuation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSEs	$20,768	$-	$20,768	$-
Residential mortgage-backed securities	1,711,545	-	1,711,545	-
CMO’s/REMIC’s - residential	388,497	-	388,497	-
Municipal bonds	186,898	-	186,898	-
Other securities	5,013	-	5,013	-

Total investment securities - AFS	2,312,721	-	2,312,721	-
Interest rate swaps	11,694	-	11,694	-

Total assets	$2,324,415	$-	$2,324,415	$-

Description of liability
Interest rate swaps	$11,694	$-	$11,694	$-

Total liabilities	$11,694	$-	$11,694	$-

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSEs	$330,843	$-	$330,843	$-
Residential mortgage-backed securities	1,917,496	-	1,917,496	-
CMO’s/REMIC’s - residential	304,091	-	304,091	-
Municipal bonds	579,641	-	579,641	-
Other securities	5,087	-	5,087	-

Total investment securities - AFS	3,137,158	-	3,137,158	-
Interest rate swaps	10,080	-	10,080	-

Total assets	$3,147,238	$-	$3,147,238	$-

Description of liability
Interest rate swaps	$10,080	$-	$10,080	$-

Total liabilities	$10,080	$-	$10,080	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were still held on the balance sheet at September 30, 2015 and December 31, 2014, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for investments that experienced losses during the period.

	Carrying Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2015
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$202	$-	$-	$202	$202
SBA	46	-	-	46	4
Real estate:
Commercial real estate	-	-	-	-	-
Construction	7,651	-	-	7,651	23
SFR mortgage	610	-	-	610	237
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	249	-	-	249	81
Other real estate owned	948	-	-	948	162

Total assets	$9,706	$-	$-	$9,706	$709

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2014
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$1,911	$-	$-	$1,911	$771
SBA	1,327	-	-	1,327	296
Real estate:
Commercial real estate	2,500	-	-	2,500	271
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	103	-	-	103	1,061
Consumer and other loans	482	-	-	482	447
Other real estate owned	-	-	-	-	-

Total assets	$6,323	$-	$-	$6,323	$2,846

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2015 and December 31, 2014, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$308,227	$308,227	$-	$-	$308,227
Interest-earning balances due from depository institutions	33,189	-	33,189	-	33,189
FHLB stock	17,588	-	17,588	-	17,588
Investment securities available-for-sale	2,312,721	-	2,312,721	-	2,312,721
Investment securities held-to-maturity	869,650	-	874,446	1,937	876,383
Total loans, net of allowance for loan losses	3,763,022	-	-	3,809,324	3,809,324
Swaps	11,694	-	11,694	-	11,694
Liabilities
Deposits:
Noninterest-bearing	$3,304,967	$3,304,967	$-	$-	$3,304,967
Interest-bearing	2,654,505	-	2,654,501	-	2,654,501
Borrowings	610,174	-	610,103	-	610,103
Junior subordinated debentures	25,774	-	26,031	-	26,031
Swaps	11,694	-	11,694	-	11,694

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$105,768	$105,768	$-	$-	$105,768
Interest-earning balances due from depository institutions	27,118	-	27,118	-	27,118
FHLB stock	25,338	-	25,338	-	25,338
Investment securities available-for-sale	3,137,158	-	3,137,158	-	3,137,158
Investment securities held-to-maturity	1,528	-	-	2,177	2,177
Total loans, net of allowance for loan losses	3,757,242	-	-	3,794,454	3,794,454
Swaps	10,080	-	10,080	-	10,080
Liabilities
Deposits:
Noninterest-bearing	$2,866,365	$2,866,365	$-	$-	$2,866,365
Interest-bearing	2,738,293	-	2,739,221	-	2,739,221
Borrowings	809,106	-	822,607	-	822,607
Junior subordinated debentures	25,774	-	26,005	-	26,005
Swaps	10,080	-	10,080	-	10,080

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Bank has 40 Business Financial Centers and seven Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services, and the Bank will have four additional Business Financial Centers if, as expected, the acquisition of County Commerce Bank is consummated. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock and agribusiness lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

The following table represents the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the “Centers” category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the condensed consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended September 30, 2015
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$36,998	$18,927	$11,806	$-	$67,731
Credit for funds provided (1)	8,977	-	13,249	(22,226)	-

Total interest income	45,975	18,927	25,055	(22,226)	67,731

Interest expense	1,654	58	102	-	1,814
Charge for funds used (1)	1,088	15,983	5,155	(22,226)	-

Total interest expense	2,742	16,041	5,257	(22,226)	1,814

Net interest income	43,233	2,886	19,798	-	65,917
Recapture of provision for loan losses	-	-	(2,500)	-	(2,500)

Net interest income after recapture of provision for loan losses	43,233	2,886	22,298	-	68,417

Noninterest income	5,276	(22)	3,159	-	8,413
Noninterest expense	12,496	219	20,027	-	32,742
Debt termination expense	-	-	-	-	-

Segment pre-tax profit	$36,013	$2,645	$5,430	$-	$44,088

Segment assets as of September 30, 2015	$6,419,264	$3,505,392	$809,514	$(3,107,708)	$7,626,462

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Three Months Ended September 30, 2014
	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$35,384	$18,397	$11,514	$-	$65,295
Credit for funds provided (1)	8,190	-	12,037	(20,227)	-

Total interest income	43,574	18,397	23,551	(20,227)	65,295

Interest expense	1,637	2,415	5	-	4,057
Charge for funds used (1)	1,061	14,374	4,792	(20,227)	-

Total interest expense	2,698	16,789	4,797	(20,227)	4,057

Net interest income	40,876	1,608	18,754	-	61,238
Recapture of provision for loan losses	-	-	(1,000)	-	(1,000)

Net interest income after recapture of provision for loan losses	40,876	1,608	19,754	-	62,238

Noninterest income	5,288	-	2,721	-	8,009
Noninterest expense	12,221	186	20,074	-	32,481
Debt termination expense	-	-	-	-	-

Segment pre-tax profit	$33,943	$1,422	$2,401	$-	$37,766

Segment assets as of September 30, 2014	$6,086,641	$3,431,467	$792,404	$(2,887,663)	$7,422,849

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Nine Months Ended September 30, 2015
	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$108,179	$56,792	$31,455	$-	$196,426
Credit for funds provided (1)	25,718	-	38,914	(64,632)	-

Total interest income	133,897	56,792	70,369	(64,632)	196,426

Interest expense	4,945	1,520	277	-	6,742
Charge for funds used (1)	3,207	46,230	15,195	(64,632)	-

Total interest expense	8,152	47,750	15,472	(64,632)	6,742

Net interest income	125,745	9,042	54,897	-	189,684
Recapture of provision for loan losses	-	-	(4,500)	-	(4,500)

Net interest income after recapture of provision for loan losses	125,745	9,042	59,397	-	194,184

Noninterest income	15,662	(22)	9,129	-	24,769
Noninterest expense	36,604	643	57,630	-	94,877
Debt termination expense	-	13,870	-	-	13,870

Segment pre-tax profit (loss)	$104,803	$(5,493)	$10,896	$-	$110,206

Segment assets as of September 30, 2015	$6,419,264	$3,505,392	$809,514	$(3,107,708)	$7,626,462

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Nine Months Ended September 30, 2014
	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$103,158	$52,504	$31,911	$-	$187,573
Credit for funds provided (1)	22,924	-	34,914	(57,838)	-

Total interest income	126,082	52,504	66,825	(57,838)	187,573

Interest expense	4,835	7,178	221	-	12,234
Charge for funds used (1)	2,978	40,607	14,253	(57,838)	-

Total interest expense	7,813	47,785	14,474	(57,838)	12,234

Net interest income	118,269	4,719	52,351	-	175,339
Recapture of provision for loan losses	-	-	(16,100)	-	(16,100)

Net interest income after recapture of provision for loan losses	118,269	4,719	68,451	-	191,439

Noninterest income	15,232	-	11,325	-	26,557
Noninterest expense	35,469	564	58,929	-	94,962
Debt termination expense	-	-	-	-	-

Segment pre-tax profit	$98,032	$4,155	$20,847	$-	$123,034

Segment assets as of September 30, 2014	$6,086,641	$3,431,467	$792,404	$(2,887,663)	$7,422,849

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2015, the Bank has entered into 75 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2015 and December 31, 2014, the total notional amount of the Company’s swaps was $185.0 million, and $197.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the table below.

	September 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,694	Other liabilities	$11,694

Total derivatives		$11,694		$11,694

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,080	Other liabilities	$10,080

Total derivatives		$10,080		$10,080

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2015	2014	2015	2014
		(Dollars in thousands)
Interest rate swaps	Other income	$-	$-	$199	$-

Total		$-	$-	$199	$-

11.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of other comprehensive income (loss) (“OCI”) for the periods presented.

	For the Three Months Ended September 30,
	2015			2014
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$12,318	$5,175	$7,143	$(10,291)	$(4,322)	$(5,969)
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	6,690	2,808	3,882	-	-	-
Amortization of unrealized gains on securities	(334)	(140)	(194)	-	-	-
transferred from available-for-sale to held-to-maturity
Net realized loss reclassified into earnings	22	9	13	-	-	-

Net change	$18,696	$7,852	$10,844	$(10,291)	$(4,322)	$(5,969)

	For the Nine Months Ended September 30,
	2015			2014
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(382)	$(159)	$(223)	$47,272	$19,854	$27,418
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	6,690	2,808	3,882	-	-	-
Amortization of unrealized gains on securities	(334)	(140)	(194)	-	-	-
transferred from available-for-sale to held-to-maturity
Net realized loss reclassified into earnings	22	9	13	-	-	-

Net change	$5,996	$2,518	$3,478	$47,272	$19,854	$27,418

The following table provides a summary of the change in accumulated other comprehensive income for the periods presented.

Investment Securities
(Dollars in thousands)
Balance, January 1, 2015	$31,075
Net change in fair value recorded in accumulated OCI	3,465
Net realized loss reclassified into earnings	13

Balance, September 30, 2015	$34,553

Investment Securities
(Dollars in thousands)
Balance, January 1, 2014	$(9,330)
Net change in fair value recorded in accumulated OCI	27,418
Net realized loss reclassified into earnings	-

Balance, September 30, 2014	$18,088

12.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Condensed	Gross Amounts offset in the Condensed	Net Amounts of Assets Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated	Consolidated	Consolidated	Financial	Collateral
	Balance Sheets	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
	(Dollars in thousands)
September 30, 2015
Financial assets:
Derivatives not designated as hedging instruments	$11,694	$-	$-	$11,694	$-	$11,694

Total	$11,694	$-	$-	$11,694	$-	$11,694

Financial liabilities:
Derivatives not designated as hedging instruments	$11,694	$-	$11,694	$-	$(16,581)	$(4,887)
Repurchase agreements	610,174	-	610,174	-	(673,853)	(63,679)

Total	$621,868	$-	$621,868	$-	$(690,434)	$(68,566)

December 31, 2014
Financial assets:
Derivatives not designated as hedging instruments	$10,080	$-	$-	$10,080	$-	$10,080

Total	$10,080	$-	$-	$10,080	$-	$10,080

Financial liabilities:
Derivatives not designated as hedging instruments	$10,200	$(120)	$10,080	$120	$(16,734)	$(6,534)
Repurchase agreements	563,627	-	563,627	-	(624,578)	(60,951)

Total	$573,827	$(120)	$573,707	$120	$(641,312)	$(67,485)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Allowance for Loan Losses (“ALLL”)
•	Troubled Debt Restructurings (“TDRs”)
•	Investment Securities
•	Goodwill Impairment
•	Acquired Loans
•	Purchase Credit Impaired (“PCI”) Loans
•	Other Real Estate Owned (“OREO”)
•	Fair Value of Financial Instruments
•	Income Taxes
•	Share-Based Compensation

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

OVERVIEW

On October 14, 2015, we announced that we have entered into a merger agreement with County Commerce Bank, pursuant to which County Commerce Bank will merge into Citizens Business Bank upon closing of the transaction. County Commerce Bank is headquartered in Ventura County with four branch locations in Ventura and Santa Barbara Counties and total assets of approximately $250 million. This acquisition would extend our geographic footprint northward into the central coast of California. We expect to close this announced acquisition in the first quarter of 2016, subject to regulatory and County Commerce Bank shareholders’ approvals.

The Company intends to open a new Commercial Banking Center in Santa Barbara in the fourth quarter of 2015.

For the third quarter of 2015, we reported net income of $27.9 million, compared with $24.3 million for the third quarter of 2014. Diluted earnings per share were $0.26 per share for the third quarter of 2015, compared to $0.23 for the same period of 2014. Pre-tax net income for the third quarter of 2015 included a $2.5 million loan loss provision recapture, compared to $1.0 million for the same period of 2014. Net interest income for the third quarter of 2015 was also positively impacted by a decrease of $2.2 million in total interest expense from the year-ago quarter, primarily as a result of the $200.0 million repayment of fixed rate borrowings from the Federal Home Loan Bank (“FHLB”) in the first quarter of 2015.

At September 30, 2015, total assets were $7.63 billion. This represents an increase of $248.5 million, or 3.37%, from total assets of $7.38 billion at December 31, 2014. Earning assets of $7.26 billion at September 30, 2015 increased $244.3 million, or 3.48%, when compared with $7.02 billion at December 31, 2014. The increase in earning assets was primarily due to a $197.2 million increase in interest-earning balances due from the Federal Reserve and a $43.7 million increase in investment securities.

Total investment securities were $3.18 billion at September 30, 2015, an increase of $43.7 million from $3.14 billion at December 31, 2014.

During the third quarter of 2015, we transferred investment securities from our available-for-sale (“AFS”) security portfolio to our held-to-maturity (“HTM”) security portfolio. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (“AOCI”) and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment.

At September 30, 2015, investment securities HTM totaled $869.7 million. After-tax unrealized gain on our HTM investments was $3.7 million at September 30, 2015.

At September 30, 2015, our AFS securities totaled $2.31 billion, inclusive of a pre-tax unrealized gain of $53.2 million.

During the third quarter of 2015, we purchased $170.0 million of mortgage-backed securities (“MBS”) available-for-sale with an average yield of approximately 2.17%. Our new purchases of MBS have an average duration of approximately four years. We also purchased $2.7 million in municipal securities with an average tax-equivalent yield of approximately 3.64%.

Total loans and leases, net of deferred fees and discounts, were $3.82 billion at September 30, 2015, compared to $3.78 billion at June 30, 2015 and $3.82 billion at December 31, 2014. The quarter-over-quarter increase of $38.0 million, or 1.00%, was principally due to increases of $28.9 million in dairy & livestock and agribusiness loans, $10.7 million in construction loans, and $7.2 million in SFR mortgage loans. The overall increase in loans and leases was partially offset by decreases of $6.5 million in commercial real estate loans, $4.5 million in SBA loans, and $4.2 million in consumer loans. Total loans and leases, net of deferred fees and discounts increased $5.1 million, or 0.13%, from December 31, 2014, principally due to increases of $59.5 million in commercial real estate loans, $17.2 million in commercial and industrial loans, and $16.6 million in SFR mortgage loans. The overall increase in loans and leases was offset by decreases of $70.9 million in dairy & livestock and agribusiness loans, which were seasonally high at year-end, as customary, and $18.8 million in SBA loans.

Noninterest-bearing deposits were $3.30 billion at September 30, 2015, an increase of $438.6 million, or 15.30%, compared to $2.87 billion at December 31, 2014, and an increase of $267.9 million, or 8.82%, when compared to September 30, 2014. At September 30, 2015, noninterest-bearing deposits were 55.46% of total deposits, compared to 51.14% at December 31, 2014 and 52.73% at September 30, 2014. Our average cost of total deposits was 9 basis points for the quarters ended September 30, 2015 and September 30, 2014.

On February 23, 2015 we repaid our last remaining FHLB advance which carried a fixed rate of 4.52%.

At September 30, 2015, we had no short-term borrowings, compared to $46.0 million at December 31, 2014 and zero at September 30, 2014.

At September 30, 2015, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2014 and September 30, 2014.

The allowance for loan losses totaled $59.1 million at September 30, 2015, compared to $59.6 million at June 30, 2015 and $59.8 million at December 31, 2014. The allowance for loan losses was reduced by $2.5 million, offset by net recoveries of $2.1 million. The allowance for loan losses was 1.55%, 1.57%, 1.63%, 1.57% and 1.67% of total loans and leases outstanding, at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of September 30, 2015, the Company’s Tier 1 leverage capital ratio totaled 11.12%, our common equity Tier 1 ratio totaled 16.88%, our Tier 1 risk-based capital ratio totaled 17.40%, and our total risk-based capital ratio totaled 18.65%. Refer to our Analysis of Financial Condition-Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,			Variance
	2015	2014	$	%	2015		2014	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$65,917	$61,238	$4,679	7.64%	$189,684		$175,339	$14,345	8.18%
Recapture of provision for loan losses	2,500	1,000	1,500	150.00%	4,500		16,100	(11,600)	-72.05%
Noninterest income	8,413	8,009	404	5.04%	24,769		26,557	(1,788)	-6.73%
Noninterest expense	(32,742)	(32,481)	(261)	-0.80%	(108,747	)(1)	(94,962)	(13,785)	-14.52%
Income taxes	(16,202)	(13,471)	(2,731)	-20.27%	(39,674)		(44,594)	4,920	11.03%

Net earnings	$27,886	$24,295	$3,591	14.78%	$70,532		$78,440	$(7,908)	-10.08%

Earnings per common share:
Basic	$0.26	$0.23	$0.03		$0.66		$0.74	$(0.08)
Diluted	$0.26	$0.23	$0.03		$0.66		$0.74	$(0.08)
Return on average assets	1.45%	1.31%	0.14%		1.25	%(1)	1.49%	-0.24%
Return on average shareholders’ equity	12.11%	11.26%	0.85%		10.42	%(1)	12.77%	-2.35%
Efficiency ratio	44.05%	46.91%	-2.86%		50.71	%(1)	47.04%	3.67%
Non interest expense to average assets	1.71%	1.75%	-0.04%		1.93	%(1)	1.80%	0.14%

(1)	Includes $13.9 million debt termination expense.

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the nine months ended September 30, 2015, includes debt termination expense of $13.9 million. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense during the nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net interest income	$65,917	$61,238	$189,684	$175,339
Noninterest income	8,413	8,009	24,769	26,557
Noninterest expense	32,742	32,481	108,747	94,962
Less: debt termination expense	-	-	(13,870)	-

Adjusted noninterest expense	$32,742	$32,481	$94,877	$94,962

Efficiency ratio	44.05%	46.91%	50.71%	47.04%
Adjusted efficiency ratio	44.05%	46.91%	44.24%	47.04%

Adjusted noninterest expense	$32,742	$32,481	$94,877	$94,962
Average assets	$7,615,597	$7,371,524	$7,518,170	$7,062,043
Adjusted noninterest expense to average assets (1)	1.71%	1.75%	1.69%	1.80%

(1) Annualized

Income and Expense Related to Acquired San Joaquin Bank (“SJB”) Assets

The following table summarizes the components of income and expense related to SJB assets excluding normal accretion of interest income on PCI loans for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Interest income
Interest income-accretion	$998	$1,372	$3,010	$4,546
Noninterest income
Decrease in FDIC loss sharing asset	-	(479)	(803)	(3,653)
Net gain on sale of OREO	6	-	6	19
Noninterest expense
Legal and professional	(3)	(165)	(73)	(100)
OREO write-down	-	(65)	-	(65)
OREO expenses	(1)	(4)	(3)	(50)
Other expenses (appraisals, etc.)	4	(24)	33	(106)

Net income (loss) before income tax (expense) benefit related to SJB assets	$1,004	$635	$2,170	$591

Income and expense related to PCI loans include accretion of the difference between the carrying amount of the PCI loans and their expected cash flows, net decrease in the Federal Deposit Insurance Corporation (“FDIC”) loss sharing asset as well as the other noninterest income and noninterest expenses related to SJB assets. The discount accretion of $1.0 million for the third quarter of 2015, recognized as part of interest income from PCI loans, decreased $374,000, compared to $1.4 million for the third quarter of 2014. There was no net decrease in the FDIC loss sharing asset for the third quarter of 2015, compared to a net decrease of $479,000 for the third quarter of 2014, as the loss sharing agreement for commercial loans expired in October 2014.

PCI loans decreased $41.4 million to $99.2 million at September 30, 2015 from $140.6 million at September 30, 2014. At September 30, 2015, the remaining discount associated with the PCI loans approximated $4.8 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $2.8 million of the discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans, which approximates 3.2 years and 0.9 years, respectively. The loss sharing agreement for commercial loans expired October 16, 2014. At September 30, 2015, there was a $187,000 liability for amounts owed to the FDIC as a result of recoveries of previously charged off loans or OREO assets. Refer to Note 5 – Acquired SJB Assets and FDIC Loss Sharing Asset for total loans by type at September 30, 2015 and December 31, 2014, respectively. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed description of the FDIC loss sharing asset.

There was a $6,000 gain on sale of OREO assets for the nine months ended September 30, 2015, compared to $19,000 for the same period of 2014.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent (TE) of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation –Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,235,875	$11,840	2.10%	$2,478,469	$12,420	2.02%
Tax-advantaged	320,589	2,894	4.98%	587,103	5,227	4.88%
Held-to-maturity securities:
Taxable	353,478	1,688	1.87%	1,606	40	9.96%
Tax-advantaged	209,542	1,748	4.50%	-	-	-
Investment in FHLB stock	17,588	509	11.32%	26,141	518	7.75%
Federal funds sold and interest-earning deposits with other institutions	295,272	230	0.31%	215,360	167	0.31%
Loans held-for-sale	-	-	-	-	-	-
Loans (2)	3,792,327	47,824	5.00%	3,680,088	45,551	4.91%
Yield adjustment to interest income from discount accretion on PCI loans	(5,467)	998		(9,137)	1,372

Total interest-earning assets	7,219,204	67,731	3.82%	6,979,630	65,295	3.84%
Total noninterest-earning assets	396,393			391,894

Total assets	$7,615,597			$7,371,524

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,002,884	962	0.19%	$1,988,993	954	0.19%
Time deposits	724,888	371	0.20%	734,289	274	0.15%

Total interest-bearing deposits	2,727,772	1,333	0.19%	2,723,282	1,228	0.18%
FHLB advances and other borrowings	665,436	481	0.29%	801,278	2,829	1.38%

Interest-bearing liabilities	3,393,208	1,814	0.21%	3,524,560	4,057	0.45%

Noninterest-bearing deposits	3,225,175			2,915,293
Other liabilities	83,843			76,023
Stockholders’ equity	913,371			855,648

Total liabilities and stockholders’ equity	$7,615,597			$7,371,524

Net interest income		$65,917			$61,238

Net interest income excluding discount on PCI loans		$64,919			$59,866

Net interest spread - tax equivalent			3.61%			3.39%
Net interest spread - tax equivalent excluding PCI discount			3.55%			3.31%
Net interest margin			3.66%			3.50%
Net interest margin - tax equivalent			3.72%			3.61%
Net interest margin - tax equivalent excluding PCI discount			3.67%			3.53%
Net interest margin excluding loan fees			3.59%			3.45%
Net interest margin excluding loan fees - tax equivalent			3.65%			3.56%

(1)	Non tax-equivalent (TE) rate was 2.39% and 2.32% for the three months ended September 30, 2015 and 2014, respectively.
(2)	Includes loan fees of $1,192 and $795 for the three months ended September 30, 2015 and 2014, respectively. Prepayment penalty fees of $1,913 and $742 are included in interest income for the three months ended September 30, 2015 and 2014, respectively.
(3)	Includes interest-bearing demand and money market accounts.

	For the Nine Months Ended September 30,
	2015				2014
	Average Balance	Interest		Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,406,823	$37,548		2.08%	$2,273,863	$34,300	2.03%
Tax-advantaged	472,994	12,623		4.88%	576,742	15,691	4.96%
Held-to-maturity securities:
Taxable	120,081	1,762		1.94%	1,673	125	9.96%
Tax-advantaged	70,615	1,748		4.45%	-	-	-
Investment in FHLB stock	21,477	2,392	(4)	14.69%	28,024	1,648	7.75%
Federal funds sold and interest-earning deposits with other institutions	289,943	667		0.31%	257,375	672	0.35%
Loans held-for-sale	-	-		-	121	-	-
Loans (2)	3,756,846	136,676		4.86%	3,561,213	130,591	4.90%
Yield adjustment to interest income from discount accretion on PCI loans	(6,330)	3,010			(10,865)	4,546

Total interest-earning assets	7,132,449	196,426		3.78%	6,688,146	187,573	3.87%
Total noninterest-earning assets	385,721				373,897

Total assets	$7,518,170				$7,062,043

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,001,993	2,892		0.19%	$1,849,716	2,711	0.20%
Time deposits	741,877	1,041		0.19%	699,313	925	0.18%

Total interest-bearing deposits	2,743,870	3,933		0.19%	2,549,029	3,636	0.19%
FHLB advances and other borrowings	686,352	2,809		0.55%	869,219	8,598	1.31%

Interest-bearing liabilities	3,430,222	6,742		0.26%	3,418,248	12,234	0.47%

Noninterest-bearing deposits	3,106,307				2,749,165
Other liabilities	76,687				73,152
Stockholders’ equity	904,954				821,478

Total liabilities and stockholders’ equity	$7,518,170				$7,062,043

Net interest income		$189,684				$175,339

Net interest income excluding discount on PCI loans		$186,674				$170,793

Net interest spread - tax equivalent				3.52%			3.40%
Net interest spread - tax equivalent excluding PCI discount				3.46%			3.30%
Net interest margin				3.57%			3.51%
Net interest margin - tax equivalent				3.65%			3.63%
Net interest margin - tax equivalent excluding PCI discount				3.60%			3.53%
Net interest margin excluding loan fees				3.51%			3.46%
Net interest margin excluding loan fees - tax equivalent				3.60%			3.58%

(1)	Non tax-equivalent (TE) rate was 2.36% and 2.36% for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Includes loan fees of $2,908 and $2,355 for the nine months ended September 30, 2015 and 2014, respectively. Prepayment penalty fees of $4,374 and $2,118 are included in interest income for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $923,000.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended September 30, 2015 and 2014 include a yield adjustment of $1.0 million and $1.4 million, respectively. Net interest income for the nine months ended September 30, 2015, and 2014 include a yield adjustment of $3.0 million and $4.5 million, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended September 30,
	2015			2014
	(Dollars in thousands)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Total interest-earning assets (TE)	$7,219,204	$69,429	3.82%	$6,979,630	$67,220	3.84%
Discount on acquired PCI loans	5,467	(998)		9,137	(1,372)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,224,671	$68,431	3.77%	$6,988,767	$65,848	3.76%

Net interest income and net interest margin (TE)		$67,615	3.72%		$63,163	3.61%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(998)			(1,372)

Net interest income and net interest margin (TE), excluding yield adjustment		$66,617	3.67%		$61,791	3.53%

	Nine Months Ended September 30,
	2015			2014
	(Dollars in thousands)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Total interest-earning assets (TE)	$7,132,449	$201,707	3.78%	$6,688,146	$193,334	3.87%
Discount on acquired PCI loans	6,330	(3,010)		10,865	(4,546)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,138,779	$198,697	3.72%	$6,699,011	$188,788	3.78%

Net interest income and net interest margin (TE)		$194,965	3.65%		$181,100	3.63%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(3,010)			(4,546)

Net interest income and net interest margin (TE), excluding yield adjustment		$191,955	3.60%		$176,554	3.53%

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

	Comparision of Three Months Ended September 30, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(909)	$364	$(35)	$(580)
Tax-advantaged investment securities	(2,393)	110	(50)	(2,333)
Held-to-maturity securities:
Taxable investment securities	8,934	(33)	(7,253)	1,648
Tax-advantaged investment securities	1,748	-	-	1,748
Investment in FHLB stock	(170)	240	(79)	(9)
Fed funds sold & interest-earning deposits with other institutions	62	1	-	63
Loans	1,390	857	26	2,273
Yield adjustment from discount accretion on PCI loans	(551)	296	(119)	(374)

Total interest income	8,111	1,835	(7,510)	2,436

Interest expense:
Savings deposits	6	2	-	8
Time deposits	(4)	102	(1)	97
FHLB advances and other borrowings	(481)	(2,248)	381	(2,348)

Total interest expense	(479)	(2,144)	380	(2,243)

Net interest income	$8,590	$3,979	$(7,890)	$4,679

	Comparision of Nine Months Ended September 30,
	2015 Compared to 2014
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$2,279	$916	$53	$3,248
Tax-advantaged investment securities	(2,852)	(264)	48	(3,068)
Held-to-maturity securities:
Taxable investment securities	8,921	(101)	(7,183)	1,637
Tax-advantaged investment securities	1,748	-	-	1,748
Investment in FHLB stock	(384)	1,471	(343)	744
Fed funds sold & interest-earning deposits with other institutions	81	(76)	(10)	(5)
Loans	7,172	(1,031)	(56)	6,085
Yield adjustment from discount accretion on PCI loans	(1,898)	621	(259)	(1,536)

Total interest income	15,067	1,536	(7,750)	8,853

Interest expense:
Savings deposits	223	(39)	(3)	181
Time deposits	56	56	4	116
FHLB advances and other borrowings	(1,817)	(5,030)	1,058	(5,789)

Total interest expense	(1,538)	(5,013)	1,059	(5,492)

Net interest income	$16,605	$6,549	$(8,809)	$14,345

Net interest income, before provision for loan losses, of $65.9 million for the third quarter of 2015 increased $4.7 million, or 7.64%, compared to the third quarter of 2014. Third quarter net interest income was positively impacted by both loan income and income from investment securities. Interest income and fees on loans for the third quarter of 2015 totaled $48.8 million, which included $1.0 million of discount accretion from principal reductions, payoffs and improved credit loss experienced on PCI loans acquired from SJB. This represented a $3.5 million, or 7.72%, increase when compared to interest income and fees on loans of $45.3 million for the second quarter of 2015, which included $1.0 million of discount accretion on PCI loans, and an increase of $1.9 million, or 4.05%, from the third quarter of 2014, which included $1.4 million of discount accretion on PCI loans. Our net interest income for the third quarter of 2015 was also positively impacted by a $2.3 million decrease in interest expense as compared to the third quarter of 2014 primarily as a result of the $200.0 million repayment of fixed rate borrowings from the FHLB in the first quarter of 2015.

Our net interest margin, tax equivalent (TE), was 3.72% for the third quarter 2015, compared to 3.65% for the second quarter of 2015 and 3.61% for the third quarter of 2014. Total average earning asset yields (TE) were 3.82% for the third quarter of 2015, compared to 3.74% for the second quarter of 2015 and 3.84% for the third quarter of 2014. Total cost of funds was 0.11% for the third quarter of 2015, compared to 0.11% for the second quarter of 2015 and 0.25% for the third quarter of 2014.

The average balance of total loans (excluding PCI discount) increased $112.2 million to $3.79 billion for the third quarter of 2015, compared to $3.68 billion for the third quarter of 2014. The average yield on loans (excluding PCI discount) was 5.00% for the third quarter of 2015, compared to 4.91% for the third quarter of 2014. During the third quarter of 2015, we had one non-performing commercial real estate loan that was paid in full resulting in a $2.8 million increase to interest income. We also earned $1.9 million in loan prepayment penalty fees for the third quarter of 2015, compared with $1.1 million for the second quarter of 2015 and $742,000 for the third quarter of 2014.

Total average earning assets of $7.22 billion increased $239.6 million, or 3.43%, from $6.98 billion for the third quarter of 2014. This increase was due to a $112.2 million increase in average loans, net of deferred fees and discounts to $3.79 billion for the third quarter of 2015, compared to $3.68 billion for the third quarter of 2014. Total average investment securities, increased $52.3 million to $3.12 billion for the third quarter of 2015, compared to $3.07 billion for the third quarter of 2014. Average overnight funds sold to the Federal Reserve and average interest-earning deposits with other institutions also increased $79.9 million to $295.3 million for the third quarter of 2015, compared to $215.4 million for the third quarter of 2014. These increases were partially offset by an $8.6 million decrease in average investment in FHLB stock.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at September 30, 2015 and 2014. As of September 30, 2015 and 2014, we had $23.6 million and $37.1 million of nonaccrual loans (excluding PCI loans), respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination or purchase of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $1.2 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, compared to $795,000 and $2.4 million for the three and nine months ended September 30, 2014, respectively.

Interest income on total investments of $18.2 million for the third quarter of 2015, increased $483,000, or 2.73%, from $17.7 million for the third quarter of 2014. Total TE yield on investments was 2.53% for the third quarter of 2015, compared to 2.58% for the same period in 2014. During the third quarter of 2015, we purchased $170.0 million of MBS available-for-sale with an average yield of approximately 2.17%. Our new purchases of MBS have an average duration of approximately four years. We also purchased $2.7 million in municipal securities with an average tax-equivalent yield of approximately 3.64%.

Interest expense of $1.8 million for the third quarter of 2015 decreased $2.2 million, or 55.29%, compared to $4.1 million for the third quarter of 2014. The average rate paid on interest-bearing liabilities decreased 24 basis points to 0.21% for the third quarter of 2015, from 0.45% for the third quarter of 2014, primarily as a result of the repayment of the $200 million FHLB advance during the first quarter of 2015.

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

The allowance for loan losses totaled $59.1 million at September 30, 2015, compared to $59.8 million at December 31, 2014. The allowance for loan losses was reduced by a $4.5 million loan loss provision recapture for the nine months ended September 30, 2015, offset by net recoveries of $3.8 million. We recorded a $2.5 million loan loss provision recapture for the third quarter of 2015, compared to a $1.0 million loan loss provision recapture for the same period of 2014. We believe the allowance is appropriate at September 30, 2015. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of September 30, 2015 and December 31, 2014 was 1.55% and 1.57%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $3.8 million for the nine months ended September 30, 2015, compared to $447,000 for the same period of 2014.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired October 16, 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion about the FDIC loss sharing asset. During the nine months ended September 30, 2015 and 2014, there was approximately $92,000 and $39,000 in net charge-offs, respectively, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months				For the Nine Months
	Ended September 30,		Variance		Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,930	$4,065	$(135)	-3.32%	$11,843	$11,798	$45	0.38%
Trust and investment services	2,275	2,045	230	11.25%	6,607	6,103	504	8.26%
Bankcard services	805	868	(63)	-7.26%	2,380	2,569	(189)	-7.36%
BOLI income	491	613	(122)	-19.90%	1,948	1,852	96	5.18%
Decrease in FDIC loss sharing asset, net	-	(479)	479	100.00%	(803)	(3,653)	2,850	78.02%
Gain on OREO, net	158	127	31	24.41%	414	262	152	58.02%
Gain on sale of loans held-for-sale	-	-	-	-	-	5,330	(5,330)	-100.00%
Other	754	770	(16)	-2.08%	2,380	2,296	84	3.66%

Total noninterest income	$8,413	$8,009	$404	5.04%	$24,769	$26,557	$(1,788)	-6.73%

Third Quarter of 2015 Compared to the Third Quarter of 2014

Noninterest income of $8.4 million for the third quarter of 2015 increased $404,000, or 5.04%, over noninterest income of $8.0 million for the third quarter of 2014. The increase was primarily due to a $479,000 net decrease in the FDIC loss sharing asset reflected in the third quarter of 2014.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2015, CitizensTrust had approximately $2.35 billion in assets under management and administration, including $1.82 billion in assets under management. CitizensTrust generated fees of $2.3 million for the third quarter of 2015, compared to $2.0 million for the third quarter of 2014.

Nine Months of 2015 Compared to the Nine Months of 2014

The $1.8 million decrease in noninterest income for the nine months of 2015 was primarily due to a $5.3 million pre-tax gain on the sale of one loan held-for-sale in the first quarter of 2014. This was partially offset by an $803,000 net decrease in the FDIC loss sharing asset for the nine months ended September 2015, compared to a $3.7 million net decrease in the FDIC loss sharing asset for the same period of 2014.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$20,395	$19,366	$1,029	5.31%	$59,338	$57,170	$2,168	3.79%
Occupancy	2,899	3,081	(182)	-5.91%	8,379	8,602	(223)	-2.59%
Equipment	954	1,066	(112)	-10.51%	2,839	2,946	(107)	-3.63%
Professional services	1,937	2,080	(143)	-6.88%	4,617	5,090	(473)	-9.29%
Software licenses and maintenance	901	1,324	(423)	-31.95%	2,924	3,399	(475)	-13.97%
Stationery and supplies	273	421	(148)	-35.15%	959	1,190	(231)	-19.41%
Telecommunications expense	409	458	(49)	-10.70%	1,228	1,135	93	8.19%
Promotion	1,297	1,349	(52)	-3.85%	3,825	3,956	(131)	-3.31%
Amortization of intangible assets	220	466	(246)	-52.79%	727	781	(54)	-6.91%
Debt termination expense	-	-	-	-	13,870	-	13,870	100.00%
Regulatory assessments	1,032	994	38	3.82%	3,112	2,952	160	5.42%
Loan expense	192	437	(245)	-56.06%	611	995	(384)	-38.59%
OREO expense	28	102	(74)	-72.55%	363	240	123	51.25%
Recapture of provision for unfunded loan commitments	-	(1,250)	1,250	100.00%	(500)	(1,250)	750	60.00%
Acquisition related expenses	75	640	(565)	-88.28%	75	1,932	(1,857)	-96.12%
Other	2,130	1,947	183	9.40%	6,380	5,824	556	9.55%

Total noninterest expense	$32,742	$32,481	$261	0.80%	$108,747	$94,962	$13,785	14.52%

Noninterest expense to average assets, excluding debt termination expense	1.71%	1.75%			1.69%	1.80%
Efficiency ratio, excluding debt termination expense (1)	44.05%	46.91%			44.24%	47.04%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Third Quarter of 2015 Compared to the Third Quarter of 2014

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expense as a percentage of average assets. Excluding the impact of debt termination expense, noninterest expense measured as a percentage of average assets was 1.71% for the third quarter of 2015, compared to 1.75% for the third quarter of 2014.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the third quarter of 2015, the efficiency ratio, excluding debt termination expense, was 44.05%, compared to 46.91% for the third quarter of 2014.

Noninterest expense for the third quarter of 2015 was $32.7 million, compared to $32.5 million for the third quarter of 2014. The $1.0 million increase in salaries and employee benefits expense was principally due to our growth and expansion efforts in Los Angeles, Ventura and Santa Barbara Counties. As part of these growth efforts, we hired new teams of bankers to lead our expansion into the southern portion of California’s Central Coast markets. Our newly hired six person team has come together to form our new Commercial Banking Center location in Oxnard, California. The Oxnard Commercial Banking Center represents an important and strategic expansion for the Bank into the Ventura County and Santa Barbara County markets. We also hired a new team of bankers to continue to build out our downtown Los Angeles Commercial Banking Center with the objective of expanding our business activities.

Nine Months of 2015 Compared to the Nine Months of 2014

Noninterest expense for the nine months ended September 30, 2015 increased $13.8 million, compared to the same period of 2014. The overall increase was primarily due to a pre-tax debt termination expense of $13.9 million resulting from the repayment of a $200.0 million FHLB fixed rate advance in the first quarter of 2014. The $2.2 million increase in salaries and employee benefits expense was due to our growth and expansion efforts, as described above. Acquisition related expenses for American Security Bank (“ASB”) for the nine months ended September 30, 2014 were $1.9 million.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 36.75% and 36.00%, respectively, compared to 35.67% and 36.25% for the three and nine months ended September 30, 2014, respectively. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the three and nine months ended September 30, 2015 and 2014. These tables also provide additional significant segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$45,975	$43,574	$133,897	$126,082
Interest expense (1)	2,742	2,698	8,152	7,813

Net interest income	43,233	40,876	125,745	118,269

Noninterest income	5,276	5,288	15,662	15,232
Noninterest expense	12,496	12,221	36,604	35,469

Segment pre-tax profit	$36,013	$33,943	$104,803	$98,032

Balance Sheet
Average loans	$3,013,815	$2,918,964	$2,985,889	$2,824,316

Average interest-bearing deposits and customer repurchase agreements	$3,083,278	$3,014,731	$3,081,918	$2,943,432
Yield on loans (2)	4.87%	4.81%	4.84%	4.88%
Rate paid on interest-bearing deposits and customer repurchases	0.21%	0.22%	0.21%	0.22%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the third quarter of 2015, the Centers’ segment pre-tax profit increased by $2.1 million, or 6.10%, primarily due to an increase in net interest income of $2.4 million, or 5.51%, compared to the third quarter of 2014. The $2.4 million increase in interest income for the third quarter of 2015 was principally due to a $94.9 million increase in average loans and a 6 basis point increase in the loan yield to 4.87% for the third quarter of 2015, compared to 4.81% for the third quarter of 2014. The increase in interest income was offset by a $275,000 increase in noninterest expense for the three months ended September 30, 2015, compared to the same period of 2014.

Treasury

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$18,927	$18,397	$56,792	$52,504
Interest expense (1)	16,041	16,789	47,750	47,785

Net interest income	2,886	1,608	9,042	4,719

Noninterest income	(22)	-	(22)	-
Noninterest expense	219	186	643	564
Debt termination expense	-	-	13,870	-

Segment pre-tax profit (loss)	$2,645	$1,422	$(5,493)	$4,155

Balance Sheet
Average investments	$3,119,484	$3,067,178	$3,070,513	$2,852,278
Average interest-bearing deposits	$280,001	$276,250	$279,891	$251,667
Average borrowings	$-	$199,385	$39,661	$201,040
Yield on investments-TE	2.53%	2.58%	2.56%	2.63%
Non-tax equivalent yield	2.39%	2.32%	2.36%	2.36%
Average cost of borrowings	-	4.67%	4.72%	4.63%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the third quarter of 2015, the Company’s Treasury Department reported a pre-tax profit of $2.6 million, compared to a pre-tax profit of $1.4 million for the third quarter of 2014. The $1.2 million increase in pre-tax profit was primarily due to a $530,000 increase in interest income as a result of a $52.3 million increase in average investments. Interest expense decreased $748,000 due to the redemption of $200.0 million of fixed rate debt from the FHLB in the first quarter of 2015. The increase in interest income was offset by a 5 basis point decrease in yield on investments (TE).

Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$25,055	$23,551	$70,369	$66,825
Interest expense (1)	5,257	4,797	15,472	14,474

Net interest income	19,798	18,754	54,897	52,351

Recapture of provision for loan losses	(2,500)	(1,000)	(4,500)	(16,100)
Noninterest income	3,159	2,721	9,129	11,325
Noninterest expense	20,027	20,074	57,630	58,929

Segment pre-tax profit	$5,430	$2,401	$10,896	$20,847

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $5.4 million for the third quarter of 2015, an increase of $3.0 million, or 126.15%, from $2.4 million for the third quarter of 2014. The $3.0 million increase was primarily due to an increase of $1.5 million in interest income. During the third quarter of 2015, we had one non-performing commercial real estate loan that was paid in full resulting in a $2.8 million increase to interest income. The third quarter of 2015 also included a loan loss provision recapture of $2.5 million for the third quarter of 2015, compared to a $1.0 million loan loss provision recapture for the same period of 2014. Noninterest income increased $438,000 (FDIC loss sharing asset).

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $7.63 billion at September 30, 2015. This represented an increase of $248.5 million, or 3.37%, from total assets of $7.38 billion at December 31, 2014. Earning assets of $7.26 billion at September 30, 2015 increased $244.3 million, or 3.48%, when compared with $7.02 billion at December 31, 2014. The increase in earning assets during the first nine months of 2015 was primarily due to a $197.2 million increase in interest-earning balances due from the Federal Reserve and a $43.7 million increase in total investment securities. Total liabilities were $6.71 billion at September 30, 2015, an increase of $205.9 million, or 3.17%, from total liabilities of $6.50 billion at December 31, 2014. Total deposits of $5.96 billion at September 30, 2015 increased $354.8 million, or 6.33%, from total deposits of $5.60 billion at December 31, 2014. Total equity increased $42.6 million, or 4.85%, to $920.7 million at September 30, 2015, compared to total equity of $878.1 million at December 31, 2014.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2015, we reported total investment securities of $3.18 billion. This represented an increase of $43.7 million, or 1.39%, from total investment securities of $3.14 billion at December 31, 2014. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At September 30, 2015, investment securities HTM totaled $869.7 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $3.7 million at September 30, 2015. At September 30, 2015 our investment securities AFS totaled $2.31 billion, inclusive of a pre-tax unrealized gain of $53.2 million. The after-tax unrealized gain reported in AOCI on investment securities AFS was $30.9 million.

As of September 30, 2015, the Company had a pre-tax net unrealized holding gain on total investment securities of $59.6 million, compared to a pre-tax net unrealized holding gain of $53.6 million at December 31, 2014. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates from the previous respective quarters. For the nine months ended September 30, 2015 and 2014, total repayments/maturities and proceeds from sales of investment securities totaled $419.0 million and $316.0 million, respectively. The Company purchased additional investment securities totaling $431.7 million for the nine months ended September 30, 2015, which included $42.3 million of securities purchased but not settled at September 30, 2015. This compares to $738.9 million for the nine months ended September 30, 2014. There was one investment security sold during the first nine months of 2015 with a recognized loss of approximately $22,000. No investment securities were sold during the first nine months of 2014.

The tables below set forth investment securities available-for-sale and held-to-maturity for the periods presented.

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$20,753	$16	$(1)	$20,768	0.90%
Residential mortgage-backed securities	1,670,643	40,902	-	1,711,545	74.00%
CMOs/REMICs - residential	380,260	8,237	-	388,497	16.80%
Municipal bonds	182,849	4,049	-	186,898	8.08%
Other securities	5,000	13	-	5,013	0.22%

Total available-for-sale securities	$2,259,505	$53,217	$(1)	$2,312,721	100.00%

Investment securities held-to-maturity (1):
Government agency/GSEs	$297,204	$3,321	$-	$300,525	34.18%
Residential mortgage-backed securities	238,993	1,384	-	240,377	27.48%
CMO	1,348	589	-	1,937	0.15%
Municipal bonds	332,105	1,635	(196)	333,544	38.19%

Total held-to-maturity securities	$869,650	$6,929	$(196)	$876,383	100.00%

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$339,071	$-	$(8,228)	$330,843	10.55%
Residential mortgage-backed securities	1,884,370	36,154	(3,028)	1,917,496	61.12%
CMOs/REMICs - residential	297,318	7,050	(277)	304,091	9.69%
Municipal bonds	557,823	22,463	(645)	579,641	18.48%
Other securities	5,000	87	-	5,087	0.16%

Total available-for-sale securities	$3,083,582	$65,754	$(12,178)	$3,137,158	100.00%

Investment securities held-to-maturity (1):
CMO	$1,528	$649	$-	$2,177	100.00%

Total held-to-maturity securities	$1,528	$649	$-	$2,177	100.00%

   (1) Securities held-to-maturity are presented in the condensed consolidated balance sheets at amortized cost.

The weighted-average yield (TE) on the investment portfolio at September 30, 2015 was 2.56% with a weighted-average life of 3.8 years. This compares to a weighted-average yield of 2.58% at December 31, 2014 with a weighted-average life of 3.9 years and a yield of 2.46% at September 30, 2014 with a weighted-average life of 4.1 years.

Approximately 84% of the securities in the total investment portfolio, at September 30, 2015, are issued by the U.S government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee payment of principal and interest. As of September 30, 2015, approximately $221.2 million in U.S. government agency bonds are callable.

The Agency CMO/REMICs are backed by agency-pooled collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2015 and December 31, 2014.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	September 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$9,000	$1	$-	$-	$9,000	$1
Residential mortgage-backed securities	-	-	-	-	-	-
CMOs/REMICs - residential	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$9,000	$1	$-	$-	$9,000	$1

Investment securities held-to-maturity:
Government agency/GSEs	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO	-	-	-	-	-	-
Municipal bonds	81,956	196	-	-	81,956	196
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$81,956	$196	$-	$-	$81,956	$196

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs/REMICs - residential	-	-	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$43,813	$55	$509,509	$12,123	$553,322	$12,178

During the nine months ended September 30, 2015 and 2014, there was no other-than-temporary impairment recognized on the held-to-maturity investment securities.

Loans

Total loans and leases, net of deferred fees and discounts was $3.82 billion at September 30, 2015, compared to $3.78 billion at June 30, 2015 and $3.82 billion at December 31, 2014. The quarter-over-quarter increase in loans was principally due to increases of approximately $28.9 million in dairy & livestock and agribusiness loans, $10.7 million in construction loans, and $7.2 million in SFR mortgage loans. The overall increase in loans and leases was partially offset by decreases of $6.5 million in commercial real estate loans and $4.5 million in SBA loans.

Total loans, net of deferred loan fees and discounts, comprise 52.62% of our total earning assets of September 30, 2015. The following table presents our total loan portfolio, excluding held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$413,709	$390,011
SBA	116,126	134,265
Real estate:
Commercial real estate	2,569,128	2,487,803
Construction	57,578	55,173
SFR mortgage	221,696	205,124
Dairy & livestock and agribusiness	212,670	279,173
Municipal lease finance receivables	75,839	77,834
Consumer and other loans	69,630	69,884

Gross loans, excluding PCI loans	3,736,376	3,699,267
Less: Deferred loan fees, net	(8,636)	(8,567)

Gross loans, excluding PCI loans, net of deferred loan fees	3,727,740	3,690,700
Less: Allowance for loan losses	(59,149)	(59,825)

Net loans, excluding PCI loans	3,668,591	3,630,875

PCI Loans	99,185	133,496
Discount on PCI loans	(4,754)	(7,129)

PCI loans, net	94,431	126,367

Total loans and lease finance receivables	$3,763,022	$3,757,242

As of September 30, 2015, $171.0 million, or 6.66%, of the total commercial real estate loans included loans secured by farmland, compared to $165.6 million, or 6.66%, at December 31, 2014. The loans secured by farmland included $132.8 million for loans secured by dairy & livestock land and $38.2 million for loans secured by agricultural land at September 30, 2015, compared to $144.1 million for loans secured by dairy & livestock land and $21.5 million for loans secured by agricultural land at December 31, 2014. As of September 30, 2015, dairy & livestock and agribusiness loans of $212.7 million was comprised of $197.9 million for dairy & livestock loans and $14.8 million for agribusiness loans at September 30, 2015, compared to $268.1 million for dairy & livestock loans and $11.1 million for agribusiness loans at December 31, 2014.

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

The following table presents PCI loans by type for the periods presented.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$8,062	$14,605
SBA	414	1,110
Real estate:
Commercial real estate	87,522	109,350
Construction	-	-
SFR mortgage	198	205
Dairy & livestock and agribusiness	523	4,890
Municipal lease finance receivables	-	-
Consumer and other loans	2,466	3,336

Gross PCI loans	99,185	133,496
Less: Purchase accounting discount	(4,754)	(7,129)

Gross PCI loans, net of discount	94,431	126,367
Less: Allowance for PCI loans losses	-	-

Net PCI loans	$94,431	$126,367

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

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Small Business Administration (“SBA”) loans are loans, which are guaranteed in whole or in part by the SBA, to commercial entities and/or their principals to finance capital purchases or improvements, to provide cash flow for operations for both short and long term working capital needs to finance sales growth or expansion, and commercial real estate loans to acquire or refinance the entities commercial real estate. Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Consumer loans include auto and equipment leases, installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers and farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region for the period presented.

	September 30, 2015

	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,572,507	42.1%	$1,107,542	43.1%
Central Valley	690,283	18.5%	453,381	17.7%
Inland Empire	653,150	17.5%	559,703	21.8%
Orange County	506,666	13.5%	265,455	10.3%
Other areas (1)	313,770	8.4%	183,047	7.1%

	$3,736,376	100.0%	$2,569,128	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region for the period presented.

	September 30, 2015
	Total PCI Loans		PCI - Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$9,087	9.2%	$5,645	6.4%
Central Valley	87,314	88.0%	79,093	90.4%
Other areas (1)	2,784	2.8%	2,784	3.2%

	$99,185	100.0%	$87,522	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of September 30, 2015, the Company had $16.6 million of SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of September 30, 2015, the Company had $100.0 million of SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans, over 99%, are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland. We strive to have an original loan-to-value ratio at 75% or less, although this is not the case for every loan we make.

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	September 30, 2015
	Loan Balance	Percent	Percent Owner- Occupied(1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$164,885	5.9%	100.0%	$550
SFR mortgage - Mortgage pools	56,811	2.0%	100.0%	204

Total SFR mortgage	221,696	7.9%

Commercial real estate:
Multi-family	213,748	7.7%	-	1,250
Industrial	747,678	26.8%	37.9%	1,077
Office	459,179	16.5%	26.0%	1,224
Retail	450,625	16.1%	6.3%	1,621
Medical	191,880	6.9%	36.7%	1,938
Secured by farmland (2)	171,017	6.1%	100.0%	2,138
Other	335,001	12.0%	44.8%	1,362

Total commercial real estate	2,569,128	92.1%

Total SFR mortgage and commercial real estate loans	$2,790,824	100.0%	37.4%	1,312

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $132.8 million for loans secured by dairy & livestock land and $38.2 million for loans secured by agricultural land at September 30, 2015.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	September 30, 2015
	Loan Balance	Percent	Percent Owner- Occupied(1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$198	0.2%	100.0%	$99
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	198	0.2%
Commercial real estate:
Multi-family	2,584	2.9%	-	1,292
Industrial	20,795	23.7%	43.1%	671
Office	7,847	8.9%	33.5%	490
Retail	10,220	11.7%	33.2%	601
Medical	11,551	13.2%	89.9%	1,155
Secured by farmland	5,859	6.7%	100.0%	451
Other (2)	28,666	32.7%	65.1%	775

Total commercial real estate	87,522	99.8%

Total SFR mortgage and commercial real estate loans	$87,720	100.0%	57.1%	747

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 77% of other loans.

The SFR mortgage—Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed to enable our Bank to underwrite and process SFR mortgage loans generated through our Centers, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012. We originated loan volume in the aggregate principal amount of $20.1 million and $50.8 million under this program during the three months and nine months ended September 30, 2015, respectively.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $56.8 million at September 30, 2015. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

    Construction Loans

As of September 30, 2015, the Company had $57.6 million in construction loans. This represents 1.50% of total gross loans held-for-investment. There were no PCI construction loans at September 30, 2015. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles and the Inland Empire region of Southern California. At September 30, 2015, construction loans consisted of $35.0 million in SFR and multi-family construction loans and $22.6 million in commercial construction loans. As of September 30, 2015, there were no nonperforming construction loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans for the periods presented.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Nonaccrual loans	$8,500	$11,901
Troubled debt restructured loans (nonperforming)	15,148	20,285
OREO	7,003	5,637

Total nonperforming assets	$30,651	$37,823

Troubled debt restructured performing loans	$45,213	$53,589

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.80%	0.99%

Percentage of nonperforming assets to total assets	0.40%	0.51%

At September 30, 2015, loans classified as impaired, excluding PCI loans, totaled $68.9 million, or 1.84% of total gross loans, compared to $85.8 million, or 2.26% of total loans at December 31, 2014. The September 30, 2015 balance included nonperforming loans of $23.6 million. At September 30, 2015, impaired loans which were restructured in a troubled debt restructuring (“TDR”) represented $60.4 million, of which $15.2 million were nonperforming and $45.2 million were performing.

Of the total impaired loans as of September 30, 2015, $56.9 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). Impaired loans measured for impairment using the present value of expected future cash flows discounted at the loans effective rate were $12.0 million.

Troubled Debt Restructurings

Total TDRs were $60.4 million at September 30, 2015, compared to $73.9 million at December 31, 2014. Of the $15.2 million of nonperforming TDRs at September 30, 2015, all were paying in accordance with the modified terms and $15.2 million have either not demonstrated repayment performance for a sustained period, and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. At September 30, 2015, $45.2 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	September 30, 2015		December 31, 2014
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$636	4	$711	3
SBA	685	1	699	1
Real Estate:
Commercial real estate	26,951	11	24,694	11
Construction	7,651	1	7,651	1
SFR mortgage	3,611	11	3,722	11
Dairy & livestock and agribusiness	5,262	3	15,693	8
Consumer	417	1	419	1

Total performing TDRs	$45,213	32	$53,589	36

Nonperforming TDRs:
Commercial and industrial	$819	6	$960	6
SBA	325	1	-	-
Real Estate:
Commercial real estate	13,674	6	19,222	11
Construction	-	-	-	-
SFR mortgage	330	1	-	-
Dairy & livestock and agribusiness	-	-	103	1

Total nonperforming TDRs	$15,148	14	$20,285	18

Total TDRs	$60,361	46	$73,874	54

At September 30, 2015 and December 31, 2014, $419,000 and $726,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were zero and $1.1 million in charge-offs of TDRs during the quarter ended September 30, 2015 and 2014, respectively.

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

Nonperforming Assets and Delinquency Trends

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Nonperforming loans:
Commercial and industrial	$1,051	$903	$952	$2,308	$3,423
SBA	2,634	2,456	2,463	2,481	3,243
Real estate:
Commercial real estate (1)	16,696	14,967	16,787	23,318	14,795
Construction (1)	-	-	-	-	9,666
SFR mortgage	2,778	3,400	2,233	3,240	3,999
Dairy & livestock and agribusiness	-	-	103	103	1,463
Consumer and other loans	489	498	463	736	461

Total	$23,648	$22,224	$23,001	$32,186	$37,050

% of Total gross loans	0.62%	0.59%	0.62%	0.84%	1.04%

Past due 30-89 days:
Commercial and industrial	$-	$246	$112	$978	$673
SBA	-	-	-	75	-
Real estate:
Commercial real estate	266	1,333	35	122	-
Construction	-	-	-	-	-
SFR mortgage	-	355	1,613	425	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	52	2	139	81	15

Total	$318	$1,936	$1,899	$1,681	$688

% of Total gross loans	0.01%	0.05%	0.05%	0.04%	0.02%

OREO:
Commercial and industrial	$-	$-	$736	$736	$1,254
Real estate:
Commercial real estate	2,135	2,967	1,518	-	70
Construction	4,868	4,868	4,868	4,901	4,901

Total	$7,003	$7,835	$7,122	$5,637	$6,225

Total nonperforming, past due, and OREO	$30,969	$31,995	$32,022	$39,504	$43,963

% of Total gross loans	0.81%	0.85%	0.86%	1.03%	1.23%

(1)	Construction was completed on one $9.6 million nonperforming construction loan which was therefore reflected as a nonperforming commercial real estate loan as of December 31, 2014.

We had $23.6 million in nonperforming loans, excluding PCI loans, defined as nonaccrual loans and nonperforming TDRs, at September 30, 2015, or 0.62% of total loans. This compares to $32.2 million in nonperforming loans at December 31, 2014. At September 30, 2015, six customer relationships comprised $16.7 million, or 70.63%, of our nonperforming loans. Three of these customer relationships are commercial real estate developers (non-owner occupied) and the primary collateral securing these loans is commercial real estate properties. At September 30, 2015, there was $371,000 allowance for loan losses specifically allocated to these loans. There were no charge-offs recorded for these customer relationships during the nine months ended September 30, 2015.

We had $7.0 million in OREO at September 30, 2015, compared to $5.6 million in OREO at December 31, 2014 and $6.2 million in OREO at September 30, 2014. As of September 30, 2015, we had five OREO properties compared with four OREO properties at December 31, 2014. During the first nine months of 2015, we added five OREO properties with a carrying value of $3.6 million and sold four OREO properties with a carrying value of $2.2 million, realizing a net gain on sale of $303,000.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2015, there were no PCI loans considered as nonperforming as described above.

At September 30, 2015, there was one OREO property totaling $10,000, compared to no OREO properties at December 31, 2014.

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

The allowance for loan losses was $59.1 million as of September 30, 2015. This represents a decrease of $676,000, or 1.13%, compared to the allowance for loan losses of $59.8 million as of December 31, 2014. There was a $4.5 million recapture of provision for loan losses that was recorded for the nine months ended September 30, 2015, offset by net recoveries of $3.8 million. This compares to a $16.1 million loan loss provision recapture, offset by net recoveries of $447,000 for the same period of 2014.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented as there was no allowance for PCI loans.

Summary of Loan Loss Experience

	As of and For the Nine Months Ended
	September 30,
	2015		2014
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,825		$75,235
Charge-offs:
Commercial and industrial (1)	216		556
SBA (1)	33		-
Commercial real estate (1)	117		352
Construction	-		-
SFR mortgage	215		-
Dairy & livestock and agribusiness	-		1,061
Consumer and other loans	197		26

Total charge-offs	778		1,995

Recoveries:
Commercial and industrial	282		748
SBA	39		-
Commercial real estate	3,658		140
Construction	58		834
SFR mortgage	185		188
Dairy & livestock and agribusiness	308		393
Consumer and other loans	72		139

Total recoveries	4,602		2,442

Net recoveries	(3,824)		(447)
Other reallocation	-		-
(Recapture of) provision for loan losses	(4,500)		(16,100)

Allowance for loan losses at end of period	$59,149		$59,582

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,656		$9,088
(Recapture of) provision for unfunded loan commitments	(500)		(1,250)

Reserve for unfunded loan commitments at end of period	$7,156		$7,838

Reserve for unfunded loan commitments to total unfunded loan commitments	0.83%		0.99%

Amount of total loans at end of period (2)	$3,727,240		$3,573,885
Average total loans outstanding (2)	$3,876,437		$3,406,974

Net recoveries to average total loans	(0.10%	)	(0.01%)
Net recoveries to total loans at end of period	(0.10%	)	(0.01%)
Allowance for loan losses to average total loans	1.53%		1.75%
Allowance for loan losses to total loans at end of period	1.59%		1.67%
Net recoveries to allowance for loan losses	(6.47%	)	(0.75%)
Net recoveries to recapture of provision for loan losses	84.98%		2.78%
(1) SBA loans were reclassified as a separate line item from other loan types as of the respective periods presented. (2) Net of deferred loan origination fees, excluding PCI loans.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $661,000 (1.12%), $1.5 million (2.59%) and $754,000 (1.27%) of the total allowance as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

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

During the third quarter of 2015, the Bank adjusted four qualitative factors including (i) changes in international, national, regional and local economic and business conditions that affect the collectability of the portfolio, including the condition of various market segments, (ii) changes in the experience, ability, and depth of lending management and other relevant staff, (iii) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and (iv) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institutions existing portfolio. The changes to the qualitative factors noted above reflect our judgment regarding (i) increased economic factors in all portfolio segments for the negative impact to the US, state and local economies associated with China’s current economic slowdown, the effect of continued drought conditions in California, the effect of lower commodity prices, including decreasing oil prices over a sustained period with its negative effects on the Bank’s borrowers who are reliant on the oil industry for business, (ii) increased factors in the pass-rated loan segments to recognize changes in lending personnel, including the Bank’s expansion into the Santa Barbara market hiring a new lending team and the need to fill certain positions in credit administration and regional management, (iii) increased factors in the pass-rated portfolio segments for the heightened risk related to the continued trend of intensifying competition for loans in the local markets we serve; and, increases in the above qualitative factors were offset to some extent by, (iv) decreased factors in all portfolio segments recognizing the continued improvement in the level of non-accrual loans, classified and criticized loans, and other credit metrics.

As a result of (i) a reduction in historical loss rates during this period, (ii) adjustments to the four (4) qualitative factor rates discussed hereinabove, and (iii) net recoveries in the current period of $2.1 million, the Bank experienced a reduction in required allocated reserve balances under our allowance methodology and determined that such improvement warranted a $2.5 million recapture of loan loss provision for this reporting period. The Bank continues to maintain appropriate levels of unallocated reserves within our historical ranges to address the imprecision in the methodology and uncertainties that may affect inherent losses within the loan portfolio.

While we believe that the allowance at September 30, 2015 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $5.96 billion at September 30, 2015. This represented an increase of $354.8 million, or 6.33%, over total deposits of $5.60 billion at December 31, 2014. The composition of deposits is as follows.

	September 30, 2015		December 31, 2014
	Balance	Percent	Balance	Percent

	(Dollars in thousands)
Noninterest-bearing deposits	$3,304,967	55.46%	$2,866,365	51.14%
Investment Checking	339,932	5.70%	346,230	6.18%
Savings and money market	1,600,382	26.86%	1,615,856	28.83%
Time deposits	714,191	11.98%	776,207	13.85%

Total deposits	$5,959,472	100.00%	$5,604,658	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.30 billion at September 30, 2015, representing an increase of $438.6 million, or 15.30%, from noninterest-bearing deposits of $2.87 billion at December 31, 2014. Noninterest-bearing demand deposits represented 55.46% of total deposits as of September 30, 2015, compared to 51.14% of total deposits as of December 31, 2014.

Savings, money market, interest-bearing demand and investment checking accounts, totaled $1.94 billion at September 30, 2015 representing a decrease of $21.8 million, or 1.11%, from savings deposits of $1.96 billion at December 31, 2014.

Time deposits totaled $714.2 million at September 30, 2015. This represented a decrease of $62.0 million, or 7.99%, from total time deposits of $776.2 million at December 31, 2014.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of average total funding (total deposits plus borrowed funds) was 9.70% for the third quarter of 2015, compared to 12.09% for the third quarter of 2014.

At September 30, 2015, we had no short term borrowings, compared to $46.0 million at December 31, 2014.

At September 30, 2015, borrowed funds (customer repurchase agreements, FHLB Advances and other borrowings) totaled $610.2 million. This represented a decrease of $198.9 million, or 24.59%, from total borrowed funds of $809.1 million at December 31, 2014.

We also offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2015 and December 31, 2014, total customer repurchases were $610.2 million and $563.6 million, respectively, with weighted average interest rates of 0.23% and 0.24% for the three months ended September 30, 2015 and December 31, 2014, respectively.

On February 23, 2015 we repaid our last outstanding FHLB advance with a fixed interest rate of 4.52%. At December 31, 2014, FHLB advances were $199.5 million.

At September 30, 2015, $2.89 billion of loans and $2.81 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of September 30, 2015.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
		(Dollars in thousands)
Deposits (1)	$5,959,472	$5,931,990	$13,287	$1,808	$12,387
Customer repurchase agreements (1)	610,174	610,174	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	11,100	695	770	457	9,178
Operating leases	16,496	5,404	7,889	2,686	517
Advertising agreements	2,828	1,228	1,600	-	-

Total	$6,625,844	$6,549,491	$23,546	$4,951	$47,856

(1)	Amounts exclude accrued interest.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet arrangements at September 30, 2015.

		Maturity by Period
		Less Than	One Year	Four Years	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$364,877	$273,200	$80,397	$2,993	$8,287
SBA	245	100	145	-	-
Real estate:
Commercial real estate	91,311	16,060	19,574	47,748	7,929
Construction	106,897	61,937	44,960	-	-
Dairy & livestock and agribusiness (1)	206,677	183,309	23,368	-	-
Consumer and other loans	64,995	6,565	7,952	10,065	40,413

Total Commitment to extend credit	835,002	541,171	176,396	60,806	56,629
Obligations under letters of credit	27,353	21,065	6,288	-	-

Total	$862,355	$562,236	$182,684	$60,806	$56,629

(1) Total commitments to extend credit to agribusiness were $10.3 million at September 30, 2015.

As of September 30, 2015, we had commitments to extend credit of approximately $835.0 million, and obligations under letters of credit of $27.4 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $7.2 million as of September 30, 2015 and $7.7 million as of December 31, 2014 included in other liabilities.

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

The Company’s equity capital was $920.7 million at September 30, 2015. This represented an increase of $42.6 million, or 4.85%, from equity capital of $878.1 million at December 31, 2014. The increase during the nine months ended September 30, 2015 resulted from $70.5 million in net earnings, $6.9 million for shares issued pursuant to our stock-based compensation plan and a $3.5 million net increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio. This was offset by $38.3 million for cash dividends declared on common stock.

During the third quarter of 2015, the Board of Directors of the Company declared a quarterly common stock cash dividend totaling $0.12 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the third quarter of 2015, there were no repurchased shares of our common stock outstanding. As of September 30, 2015, we had 7,420,678 shares of our common stock remaining that are eligible for repurchase.

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

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. Including the phase-in of the capital conservation buffer of 2.5% through 2019, the new final fully phased-in capital rule requires the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. While the Company’s capital and leverage ratios currently exceed these required levels, the implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

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

At September 30, 2015, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s capital ratios as of September 30, 2015 and December 31, 2014.

			September 30, 2015		December 31, 2014
	Adequately	Well	CVB Financial	Citizens	CVB Financial	Citizens
	Capitalized	Capitalized	Corp.	Business	Corp.	Business
Capital Ratios	Ratios	Ratios	Consolidated	Bank	Consolidated	Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.12%	11.01%	10.86%	10.77%
Common equity Tier I capital ratio	4.50%	6.50%	16.88%	17.22%	N/A	N/A
Tier 1 risk-based capital ratio	6.00%	8.00%	17.40%	17.22%	16.99%	16.85%
Total risk-based capital ratio	8.00%	10.00%	18.65%	18.47%	18.24%	18.11%

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first nine months of 2015, the loan to deposit ratio averaged 64.11% compared to an average ratio of 67.01% for the same period in 2014. The ratio of loans to deposits and customer repurchases averaged 57.96% for the first nine months of 2015 and 59.76% for the same period in 2014.

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

Based on the Bank’s last three fiscal years, at September 30, 2015, without approval of the California DBO approximately $98.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of September 30, 2015, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $85.4 million for the first nine months of 2015, compared to $66.2 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to an increase in interest and dividends received and a decrease in income taxes and interest paid, partially offset by a an increase in payments to vendor, employees and others as well as a decrease in service charges and other fees received.

Net cash used in investing activities totaled $7.0 million for the first nine months of 2015, compared to $196.9 million net cash used in investing activities for the same period last year. The decrease in cash used in investing activities was primarily the result of a decrease in purchases of investment securities and an increase from proceeds from the repayment of investment securities, partially offset by a decrease in loan and lease finance receivables.

Net cash provided by financing activities totaled $124.1 million for the first nine months of 2015, compared to $276.1 million for the same period last year. The decrease in cash provided by financing activities during the first nine months of 2015 was primarily due to the $200.0 million repayment of the FHLB advance, partially offset by an increase in deposits and customer repurchase agreements.

At September 30, 2015, cash and cash equivalents totaled $308.2 million. This represented an increase of $68.2 million, or 28.40%, from $240.1 million at September 30, 2014 and an increase of $202.5 million, or 191.42%, from $105.8 million at December 31, 2014. Total deposits of $5.96 billion at September 30, 2015 increased $354.8 million, or 6.33%, over total deposits of $5.60 billion at December 31, 2014.

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

Approximately $2.34 billion, or 74%, of the total investment portfolio at September 30, 2015 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2015.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	(1.67%)
- 100 basis points	(1.48%)

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving employment, wage-hour and labor law claims, lender liability claims, trust and estate administration claims, and consumer and privacy claims, some of which may be styled as “class action” cases. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of September 30, 2015, the Company does not have any litigation reserves.

The Company is involved in the following legal actions and complaints which we currently believe to be material to us.

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

With respect to the appeal, the plaintiffs’ opening brief was filed on June 7, 2014, the Company’s reply brief was filed on July 7, 2014, and the plaintiff’s rebuttal brief was filed on August 20, 2014. On September 30, 2015, the parties received notice from the Court of Appeals that oral argument in the case has been scheduled for December 10, 2015, in Pasadena, California. Following the hearing, it is expected that the Court of Appeals would issue its opinion at some point within six to twelve months thereafter.

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

On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties have subsequently filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the consolidated federal securities shareholder class action complaint. On July 30, 2013, the Court signed a Minute Order agreeing to the parties’ stipulation to further extend the postponement of the derivative action hearing, at least to the date of any ruling by the Ninth Circuit Court of Appeals in connection with the pending appeal in the federal class action securities case, subject to brief status conferences every nine months or so, with the next status update scheduled for January 16, 2016.

Because the outcome of these proceedings is uncertain, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. California has recently experienced a number of years with precipitation at relatively low levels. As a result, Governor Brown has declared an extreme drought condition and has asked for a 25% decrease in consumption levels. The drought conditions and the availability to access adequate levels of water may have negative financial effects on individuals and businesses in our marketplace and our loan portfolio, particularly in our dairy& livestock and agricultural segments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program for the three months ended September 30, 2015. As of September 30, 2015, there were 7,420,678 shares of our common stock remaining available for repurchase.

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

Date: November 9, 2015
/s/ Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer