Form 10-K
period 2015-12-31
CVB FINANCIAL CORP
filed 2016-02-29
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,735,610,715.

Number of shares of common stock of the registrant outstanding as of February 17, 2016: 106,372,382.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2015	Part III of Form 10-K

CVB FINANCIAL CORP.

2015 ANNUAL REPORT ON FORM 10-K

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

Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•	Ability to attract deposits and other sources of liquidity and our cost of funds and other borrowings;

•	Oversupply of inventory and/or deterioration in values of real estate, both for residential and commercial real estate, in California or other states where we make loans;

•	A prolonged slowdown in construction activity;

•	Changes in our ability to receive dividends from our primary banking subsidiary;

•	The effect of any goodwill impairment;

•	The effect of climate change and attendant regulation on our customers and borrowers;

•	Impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of our nonperforming assets and charge-offs;

•	Changes in critical accounting policies and judgments;

•	Effects of acquisitions or sales we may make;

•

The effect of changes in state and federal laws and regulations (including laws and regulations concerning taxes, banking, securities, capital levels, executive compensation and insurance) with which we and our subsidiaries must comply, including, but not limited to, the full implementation of all provisions of Dodd-Frank Act of 2010;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting standards;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Cybersecurity breaches or customer or bank data or monetary losses with respect to our systems or vendor or customer systems;

•	Our reliance upon vendor and other third party systems, applications and operations, including with respect to physical and electronic security;

•	Changes in government interest rate or monetary policies or practices;

•	Fluctuations of our stock price or in our ability to access capital markets;

•	Political developments or instability;

•	Acts of war or terrorism, or natural disasters, such as earthquakes;

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

•

The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the lawsuits pending against us and derivative lawsuits filed against us, and the results of regulatory examinations or reviews; and

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

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2015, the Company had $7.67 billion in total consolidated assets, $3.96 billion in net loans, $5.92 billion in deposits, and $690.7 million in customer repurchase agreements.

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

On May 15, 2014, the Bank acquired all of the assets and assumed all of the liabilities of American Security Bank (“ASB”) for $57.0 million in cash. As a result, ASB was merged with CBB. This transaction served to further expand CBB’s footprint in Southern California. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of May 15, 2014. The total fair value of assets acquired approximated $436.4 million, which included $117.8 million in cash and cash due from banks, $44.5 million in investment securities available for sale, $242.7 million in loans receivable, $2.1 million in core deposit intangible assets acquired. The total fair value of liabilities assumed was $379.4 million, which included $378.4 million in deposits. Goodwill of $19.1 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired. At close, ASB had five branches located in the Southern California communities of: Newport Beach, Laguna Niguel, Corona, Lancaster, and Apple Valley. ASB also had two electronic branch vestibules in the High Desert area of California and a loan production office in Ontario, California. In the latter half of the third quarter of 2014, branch locations were consolidated with branches of CBB and the two electronic banking vestibules were closed. By the end of 2014, the integration of ASB into CBB was completed. This included personnel decisions, center consolidations and system conversions.

On October 14, 2015, we announced that we have entered into a merger agreement with County Commerce Bank (“CCB”), pursuant to which County Commerce Bank will merge into CBB when the transaction closes. County Commerce Bank is headquartered in Ventura County with four branch locations in Ventura and Santa Barbara Counties and total assets of approximately $250 million. This acquisition extends our geographic footprint northward into the central coast of California. We expect to close this announced acquisition in the first quarter of 2016, subject to compliance by each party to the merger with the required closing conditions outlined in the merger agreement. Applicable regulatory approvals and the approval of County Commerce Bank shareholders have already been obtained.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2015, the Bank had $7.66 billion in assets, $3.96 billion in net loans, $5.93 billion in deposits, and $690.7 million in customer repurchase agreements.

As of December 31, 2015, there were 40 Business Financial Centers and eight Commercial Banking Centers (collectively “Centers”) located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley areas of California.

We also have three trust offices located in Ontario, Newport Beach and Pasadena. These offices serve as sales offices for the Bank’s wealth management, trust and investment products.

The Bank opened a new Commercial Banking Center in Santa Barbara in January 2016.

Through our network of Centers, we emphasize personalized service combined with a wide range of banking and trust services for businesses, professionals and individuals located in the service areas of our Centers. Although we focus the marketing of our services to small-and medium-sized businesses, a wide range of banking, investment and trust services are made available to the local consumer market.

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

Business Segments

We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. Our Centers are the focal points for customer sales and services. As such, these Centers comprise the largest active business segment of the Company. Our other reportable segment, Treasury, manages all of the investments for the Company. All administrative and other smaller operating departments are combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Business Segments of the notes to consolidated financial statements.

Competition

The banking and financial services business is highly competitive. The competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the ongoing consolidation among insured financial institutions. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers, including online banks and “peer-to-peer” or “ marketplace” lenders and other small business and consumer lenders. Many competitors are much larger in total assets and capitalization, have greater access to capital markets and/or offer a broader range of financial products and services, including technology-based services.

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

Legislation and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation in 2014 and effectiveness in 2015 of new capital rules (“the New Capital Rules”) and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, developments in 2015 included:

(i) the extension of the Volcker Rule conformance period until July 21, 2016 and a possible additional extension until 2017 for banking institutions to conform existing investments, including certain collateralized loan obligations, and relationships, with certain exceptions, with “covered funds”, including hedge funds, private equity funds and certain other private funds. The Company and the Bank held no investment positions at December 31, 2015 which were subject to the final rule. — See “Volcker Rule” and has controls in place to ensure compliance with the Volcker Rule going forward.

(ii) the shift in the stress testing cycle and reporting dates required by the banking agencies for institutions with total consolidated assets of $10 billion to $50 billion to assess the potential impact of different scenarios on earnings, losses, liquidity and capital. The Bank conducts a modified form of stress testing but is not currently subject to these requirements.

(iii) the implementation of an additional “capital conservation buffer” of 0.625% in 2016 for minimum risk-weighted asset ratios under the New Capital Rules. — See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.

(iv) the effectiveness in October, 2015 of the final TILA-RESPA Integrated Disclosure (“TRID”) rules promulgated by the CFPB, as required by the Dodd-Frank Act, which require new mortgage disclosures and training of staff for most mortgage loan applications. CBB is employing its best efforts to comply with the new TRID requirements. — See “CFPB”.

(v) the release by the Interagency Federal Financial Institutions Examinations Council (FFIEC) of a cybersecurity assessment tool for voluntary use by banks which provides guidelines to measure a bank’s individual risk profile” and “Cybersecurity maturity”. The Bank is considering whether and in what form we would implement this tool.

(vi) the adoption of the Fixing America’s Surface Transportation Act (the “FAST Act”), highway legislation which contains financial services provisions, including (a) expanding the extended 18 months examination cycle for banks with up to $1 billion in assets; (b) deleting the annual privacy notice for banks which have not changed their policy or practices of sharing of information with third parties and (c) limiting the percentage payment of dividends on reserve bank stock held by banks with more than $10 billion in assets. The bank as a nonmember state bank holds no reserve bank stock.

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, capital planning and stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance; information technology adequacy; cyber security preparedness; vendor management and fair lending and other consumer compliance obligations.

Capital Adequacy Requirements

Bank holding companies and banks are subject to similar regulatory capital requirements administered by state and federal banking agencies. The basic capital rule changes in the New Capital Rules adopted by the federal bank regulatory agencies were fully effective on January 1, 2015, but many elements are being phased in over multiple future years. The risk-based capital guidelines for bank holding companies, and additionally for banks, require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules will continue to apply.

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet the requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules are applicable only to larger or internationally active institutions and not to all banking organizations, including institutions currently with less than $10 billion of assets, which includes CVB and the Bank. These include required annual stress tests for institutions with $10 billion or more assets and Enhanced Prudential Standards, Comprehensive Capital Analysis and Review requirements, Capital Plan and Resolution Plan or living will submissions. These also include an additional countercyclical capital buffer, a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets, which may in turn apply to institutions with $50 billion or more in assets, $250 billion or more in assets, or institutions which may be identified as Global Systematically Important Banking Institutions (G-SIBs).

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, which trace back to the 1988 Basel I accord, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.

The following are the New Capital Rules applicable to the Company and the Bank beginning January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

•

changes in the permitted composition of Tier 1 capital to exclude trust preferred securities subject to certain grandfathering exceptions for organizations like CVB which were under $15 billion in assets as of December 31, 2009, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities unless the organization opts out of including such unrealized gains and losses, which election the Company made in 2015;

•

the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•

an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios, which will be phased in until 2019 beginning at 0.625% of risk-weighted assets for 2016 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Management believes that, as of December 31, 2015, the Company and the Bank would meet all requirements under the New Capital Rules applicable to them on a fully phased-in basis if such requirements were currently in effect.

Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2015, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. — See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

While the New Capital Rules set higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital. See “Management’s Discussion and Analysis — Capital Resources.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were also changed as the New Capital Rules ratios became effective. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions such as taking brokered deposits.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2015 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

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

A wide range of requirements and restrictions are contained in both Federal and State banking laws, which together with implementing regulatory authority:

•	Require periodic reports and such additional reports of information as the Federal Reserve may require;

•	Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements”);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•

Limit of dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions. Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

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

•

Require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with banks and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required;

•

Require prior notice and/or prior approval of the acquisition of control of a bank or a bank holding company by a shareholder or individuals acting in concert with ownership or control of 10% of the voting stock being a presumption of control.

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

FDIC and DBO Enforcement Authority

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base, which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. In October 2015, the FDIC published for comment a proposed rule that would enable the FDIC to reach a 1.35% DIF reserve ratio by September 30, 2020, as required by the Dodd-Frank Act. by imposing a surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more, which could have potential impact on the bank’s deposit insurance assessments in future years. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The new Capital Rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved. See “Capital Adequacy Requirements”.

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

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home

Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act , CAN-SPAM Act. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank and the Company to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

The Bank received a “Satisfactory” rating in its most recent FDIC CRA performance evaluation, which measures how financial institutions support their communities in the areas of lending, investment and service.

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

In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. The Bank primarily makes non-qualified mortgages and continues to employ its best efforts to comply with the new TRID requirements.

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

Executive Officers of the Company

The following sets forth certain information regarding our five named executive officers, their positions and their ages.

Executive Officers:

Name	Position	Age
Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	53
Richard C. Thomas	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	67
James F. Dowd	Executive Vice President and Chief Credit Officer of the Bank	63
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	48
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	48

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

Risk Relating to Recent Economic Conditions and Government Response Efforts

Economic and market conditions continue to be challenging for our industry

After suffering sharp declines in values during the 2008-2009 Recession, commercial and residential real estate prices have improved in most areas served by CBB. There are geographic regions that continue to have higher unemployment and more difficult economies where housing prices have not recovered from pre-recession levels, particularly in the Central Valley of California which is also an important geographic region for CBB. In areas that have not fully recovered, there continues to be delinquencies and foreclosure activities.

While general economic conditions in the United States, including in the employment markets, appear to have improved, the overall rate of economic growth, compared to prior periods of economic growth, for most of the markets and industries served by CBB, continues to be modest, and this in turn has generally resulted in more limited business expansion, revenue expansion and employment growth for CBB’s customers and geographic markets. In addition, there continue to be widespread concerns over the stability of the financial markets and the economy, which have notably limited the expansion of lending by financial institutions to their customers beyond what otherwise would be expected. In addition, the banking industry has been impacted by increased regulatory oversight, a continuing low interest rate environment, declines in selected overseas markets and various geopolitical issues and conflicts.

The resulting economic pressure on consumers and businesses, the absence of sustained historical rates of economic growth, and the periodic lack of confidence in financial markets, may adversely affect our business, financial condition, results of operations and stock price. A worsening of any of these conditions would likely exacerbate the adverse effects of these market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events, or any downward turn in the economy:

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

•	A sustained environment of low interest rates would continue to cause lending margins to stay compressed, which in turn may limit our revenues and profitability.

•	The value of the portfolio of investment securities that we hold may be adversely affected by increasing interest rates and defaults by debtors.

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

If economic conditions and the current outlook for interest rates do not continue to significantly improve, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition

As described in “Business — Economic Conditions, Government Policies, Legislation and Regulation”, turmoil and downward economic trends have been particularly acute in the financial sector. Although the Company and the Bank exceed the minimum capital ratio requirements to be deemed well capitalized and have not suffered any significant liquidity issues as a result of these events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers continue to realize the impact of slower than customary economic growth, after-effects of the previous recession and ongoing underemployment of the workforce. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to adverse economic conditions in the state of California, where our business is concentrated. In addition, adverse economic conditions may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform, and thereby, adversely affect our liquidity, financial condition, results or operations and profitability.

We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2015, we recorded a $5.6 million loan loss provision recapture, charge-offs of $1.0 million, and recoveries of $6.0 million. As of December 31, 2015, we had $2.7 billion in commercial real estate loans, $68.6 million in construction loans and $233.9 million in single-family residential mortgages. Although the U.S. economy appears to have emerged from a period of severe recession followed by slower than normal growth, business activity and real estate values continue to grow more slowly than in past economic recoveries, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.

Volatility in commodity prices may adversely affect our results of operations

As of December 31, 2015, approximately 7.6% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. Recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us.

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

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions

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

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets

A renewed downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes, prolonged drought and disasters particular to California. Substantially all of our real estate collateral is located in the state of California. If real estate values, including values of land held for development, should again start to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or a group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower(s), repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

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

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other loans

Federal and state banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2015 our balance sheet was matched with asset sensitive bias over a two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings

Our operations are subject to extensive regulation by federal, state and local governmental authorities and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees. The implementation of certain final Dodd-Frank rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of Dodd-Frank on us.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

New mortgage regulations may adversely impact our business

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

The impact of new capital rules will impose enhanced capital adequacy requirements on us and may materially affect our operations

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, on-line banking, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of ours, our clients and certain of our third party providers, such as our online banking or core systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent, incidental, cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our controls and procedures could fail or be circumvented

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and on the conduct of individuals, and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results accurately and on a timely basis, which could result in a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted San Joaquin Bank acquisition may be non-recurring or finite in duration

Through the acquisition of San Joaquin Bank, we acquired approximately $673.1 million of assets and assumed $660.9 million of liabilities. The San Joaquin Bank acquisition was accounted for under the purchase method of accounting and we recorded an after-tax bargain purchase gain totaling $12.3 million as a result of the acquisition. This gain was included as a component of other operating income on our statement of earnings for 2009. The amount of the gain was equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities. The bargain purchase gain resulting from the acquisition was a one-time gain that is not expected to be repeated in future periods. The loss sharing agreement for commercial loans expired October 16, 2014. At December 31, 2015, the remaining discount associated with the SJB loans approximated $3.9 million.

Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value, there is no assurance that the acquired loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

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

We are subject to legal and litigation risk, including a consolidated class action lawsuit and a similar state law derivative action, and wage-hour employment litigation, which could adversely affect us

Because our Company is extensively regulated by a variety of federal and state agencies, and because we are subject to a wide range of business, consumer and employment laws and regulations at the federal, state and local levels, we are at risk of governmental investigations and lawsuits as well as claims and litigation from private parties. We are from time to time involved in disputes with and claims from investors, customers, government agencies, vendors, employees and other business parties, and such disputes and claims may result in litigation or settlements, any one of which or in the aggregate could have an adverse impact on the Company’s operating flexibility, employee relations, financial condition or results of operations, as a result of the costs of any judgment, the terms of any settlement and/or the expenses incurred in defending the applicable claim.

A federal securities class action lawsuit was filed against us and certain of our officers, a state law derivative action was filed in the name of the Company against our directors, and a purported class action lawsuit alleging federal and state wage-hour violations has been filed against CBB. See Item 3 — Legal Proceedings below.

We are unable, at this time, to estimate our potential liability in these matters, but we may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with any one or more of these lawsuits, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in connection with discovery demanded by the plaintiffs in any of these lawsuits may be costly and divert internal resources away from managing our business. See Item 3 — Legal Proceedings below.

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

The price of our common stock may be volatile or may decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in its share prices and trading volumes that affect the market prices of the shares of many companies. These specific and broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	credit events or losses;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions or trades by institutional shareholders or other large shareholders;

•	our capital position;

•	fluctuations in the stock price and operating results of our competitors;

•	actions by hedge funds, short term investors, activist shareholders or shareholder representative organizations;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company and/or the Bank; or

•	domestic and international economic factors, whether related or unrelated to the Company’s performance.

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

Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline

Various provisions of our articles of incorporation and by-laws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, regulatory approval and/or appropriate regulatory filings may be required from either or all the Federal Reserve, the FDIC, the DBO prior to any person or entity acquiring “control” (as defined in the applicable regulations) of a state non-member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

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

CVB is a holding company and depends on the Bank for dividends, distributions and other payments

CVB is a legal entity separate and distinct from the Bank. Our principal source of cash flow, including cash flow to pay dividends to our shareholders is dividends from the Bank. CVB’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to CVB. Federal and state law imposes limits on the ability of the Bank to pay dividends and make other distributions and payments. If the Bank is unable to meet regulatory requirements to pay dividends or make other distributions to CVB, CVB will be unable to pay dividends to its shareholders.

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

As of December 31, 2015, the Bank occupied a total of 51 premises consisting of (i) 48 Business Financial and Commercial Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters, (ii) a Corporate Headquarters and 2 operations/administrative centers, and (iii) a storage facility. We own 13 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2016 through 2026, some with lease renewal options that could extend certain leases through 2036. All properties are located in Southern and Central California.

As of December 31, 2015, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization totaled $31.4 million. Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2015, was $11.1 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Note 10 — Premises and Equipment of the Notes to the consolidated financial statements included in this report. See “Item 8 — Financial Statements and Supplemental Data.”

ITEM 3.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving employment, wage-hour and labor law claims, lender liability claims, trust and estate administration claims, and consumer and privacy claims, some of which may be styled as “class action” or representative cases. Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2015, the Company does not have any litigation reserves.

The Company is involved in the following legal actions and complaints which we currently believe could be material to us.

A purported shareholder class action complaint was filed against the Company on August 23, 2010, in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256- MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (our President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company, in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the District Court consolidated the two actions for all purposes under the Lloyd action, now captioned as Case No. CV 10-06256-MMM (PJWx). At the same time, the

District Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action.

On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. The consolidated complaint alleges that defendants, among other things, misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. Specifically, defendants are alleged to have violated applicable accounting rules and to have made misrepresentations in connection with the Company’s allowance for loan loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. The consolidated complaint sought compensatory damages and other relief in favor of the purported class.

Following the filing by each side of various motions and briefs, and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of this ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, the Company filed its third motion to dismiss on October 25, 2012, and following another hearing on February 25, 2013, the District Court issued an order dismissing the plaintiffs’ complaint for the third time on May 9, 2013, which became a final, appealable order on September 30, 2013.

On October 24, 2013, the plaintiffs filed a notice of appeal of the District Court’s final order of dismissal with the U.S. Court of Appeals for the Ninth Circuit. Following the filing of appellate briefs by the respective parties, the Court of Appeals conducted a hearing and oral argument in the case on December 10, 2015. On February 1, 2016, subsequent to the end of the reporting period covered by this Form 10-K, the Court of Appeals issued its decision in the case. This decision affirmed the district court’s decision in part, reversed it in part and remanded the case for further proceedings in the District Court. Upon remand to the District Court, we expect to undertake discovery and motion practice with respect to the remaining claims of the plaintiffs which survived the appeal.

The Company intends to continue to vigorously contest and defend the plaintiff’s allegations with respect to the remaining claims in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint named as defendants the members of our board of directors and also referred to unnamed defendants allegedly responsible for the conduct alleged. The Company was included as a nominal defendant. The complaint alleged breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleged, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate loan portfolio. Plaintiff sought compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief.

On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, over the succeeding four year period, the parties filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the consolidated federal securities shareholder class action complaint. However, on January 18, 2016, subsequent to the end of the reporting period covered by this Form 10-K, the Court signed a Minute Order agreeing to the parties’ joint stipulation to dismiss the shareholder derivative action complaint without prejudice.

A former employee and service manager filed a complaint against the Company, on December 29, 2014, in an action entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, individually and on behalf of the Company’s branch-based employees and managers who are classified as “exempt” under California and federal employment laws. The case is styled as a putative class action lawsuit and alleges, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. On February 11, 2015, the same law firm representing Morgan filed a second complaint, entitled Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “non-exempt” hourly employees. On April 6, 2015, these two cases were consolidated in a first amended complaint under the rubric of the Morgan case in Los Angeles County Superior Court. The first amended complaint seeks class certification, the appointment of the plaintiffs as class representatives, and an unspecified amount of damages and penalties.

On May 11, 2015, the Company filed its answer to the first amended complaint denying all allegations regarding the plaintiffs’ claims and asserting various defenses. The parties are currently engaged in discovery, and briefing by the parties in connection with the class certification motion is not expected to commence until at least the summer of 2016. The Company intends to vigorously contest both (x) the allegations that the case should be certified as one or more class or representative actions as well as (y) the substantive merits of any consolidated lawsuit in the event that it is permitted to proceed.

We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if material or if such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our disclosures accordingly. Because the outcomes of the federal securities class action appeal and the consolidated wage-hour class action case summarized above are uncertain, we cannot predict any range of loss or even if any loss is probable related to these two actions. We do not presently believe that the ultimate resolution of any of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 106,372,382 shares of common stock outstanding with 1,462 registered shareholders of record as of February 17, 2016, respectively. Refer to the section entitled “Information about the Annual Meeting and Voting” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Quarter Ended	High	Low	Cash Dividends Declared
12/31/2015	$18.77	$15.82	$0.12
9/30/2015	$18.37	$15.30	$0.12
6/30/2015	$18.11	$15.45	$0.12
3/31/2015	$16.21	$14.53	$0.12
12/31/2014	$16.47	$13.35	$0.10
9/30/2014	$16.50	$14.35	$0.10
6/30/2014	$16.42	$13.77	$0.10
3/31/2014	$17.08	$14.23	$0.10

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program in the fourth quarter of the year ended December 31, 2015. As of December 31, 2015, there were 7,420,678 shares remaining to be purchased.

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the peer group line depicted below). The graph assumes an initial investment of $100 on December 31, 2010, and reinvestment of dividends through December 31, 2015. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2010

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2015

Company/Market/Peer Group	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
CVB Financial Corp.	$100.00	$119.38	$128.60	$217.34	$209.23	$227.32
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
Peer Group Index	$100.00	$89.62	$107.38	$166.84	$171.59	$182.87

Source: Research Data Group, Inc., www.researchdatagroup.com

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Interest income	$261,513	$252,903	$232,773	$262,222	$269,720
Interest expense	8,571	16,389	16,507	25,272	35,039

Net interest income	252,942	236,514	216,266	236,950	234,681

(Recapture of) provision for loan losses	(5,600)	(16,100)	(16,750)	—	7,068
Noninterest income	33,483	36,412	25,287	15,903	34,216
Noninterest expense	140,659	126,229	114,028	138,160	141,025

Earnings before income taxes	151,366	162,797	144,275	114,693	120,804
Income taxes	52,221	58,776	48,667	37,413	39,071

NET EARNINGS	$99,145	$104,021	$95,608	$77,280	$81,733

Basic earnings per common share	$0.93	$0.98	$0.91	$0.74	$0.77

Diluted earnings per common share	$0.93	$0.98	$0.91	$0.74	$0.77

Cash dividends declared per common share	$0.480	$0.400	$0.385	$0.340	$0.340

Cash dividends declared on common shares	$51,040	$42,356	$40,469	$35,642	$35,805
Dividend pay-out ratio (1)	51.48%	40.72%	42.33%	46.12%	43.81%
Weighted average common shares:
Basic	105,715,247	105,239,421	104,729,184	104,418,905	105,142,650
Diluted	106,192,472	105,759,523	105,126,303	104,657,610	105,222,566
Common Stock Data:
Common shares outstanding at year end	106,384,982	105,893,216	105,370,170	104,889,586	104,482,271
Book value per share	$8.68	$8.29	$7.33	$7.28	$6.84
Financial Position:
Assets	$7,671,200	$7,377,920	$6,664,967	$6,363,364	$6,482,915
Investment securities available-for-sale	2,368,646	3,137,158	2,663,642	2,449,387	2,201,526
Investment securities held-to-maturity	850,989	1,528	1,777	2,050	2,383
Net loans, excluding PCI loans (2)	3,867,941	3,630,875	3,310,681	3,159,872	3,125,763
Net PCI loans (3)	89,840	126,367	160,315	195,215	256,869
Deposits	5,917,260	5,604,658	4,890,631	4,773,987	4,604,548
Borrowings	736,704	809,106	911,457	698,178	958,032
Junior subordinated debentures	25,774	25,774	25,774	67,012	115,055
Stockholders’ equity	923,399	878,109	771,887	762,970	714,814
Equity-to-assets ratio (4)	12.04%	11.90%	11.58%	11.99%	11.03%
Financial Performance:
Return on beginning equity	11.29%	13.48%	12.53%	10.81%	12.69%
Return on average equity (ROE)	10.87%	12.50%	12.34%	10.31%	12.00%
Return on average assets (ROA)	1.31%	1.45%	1.48%	1.19%	1.26%
Net interest margin, tax-equivalent (TE) (5)	3.62%	3.62%	3.71%	4.06%	4.04%
Efficiency ratio (6)	49.11%	46.25%	47.21%	54.64%	52.45%
Noninterest expense to average assets	1.86%	1.77%	1.77%	2.13%	2.17%
Credit Quality (excluding PCI loans):
Allowance for loan losses	$59,156	$59,825	$75,235	$92,441	$93,964
Allowance/gross loans	1.51%	1.62%	2.22%	2.84%	2.92%
Total nonaccrual loans	$21,019	$32,186	$39,954	$57,997	$62,672
Nonaccrual loans/gross loans, net of deferred loan fees	0.54%	0.87%	1.18%	1.78%	1.95%
Allowance/nonaccrual loans	281.44%	185.87%	188.30%	159.39%	149.93%
Net (recoveries), charge offs	$(4,931)	$(690)	$456	$1,523	$18,363
Net (recoveries), charge offs/average loans	-0.13%	-0.02%	0.01%	0.05%	0.57%
Regulatory Capital Ratios:
Company:
Leverage ratio	11.22%	10.86%	11.30%	11.50%	11.19%
Common equity Tier 1 risk-based capital ratio	16.49%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	16.98%	16.99%	17.83%	18.23%	17.79%
Total risk-based capital ratio	18.23%	18.24%	19.09%	19.49%	19.05%
Bank:
Leverage ratio	11.11%	10.77%	11.20%	11.21%	10.92%
Common equity Tier 1 risk-based capital ratio	16.81%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	16.81%	16.85%	17.67%	17.77%	17.36%
Total risk-based capital ratio	18.06%	18.11%	18.93%	19.03%	18.63%

(1)	Dividends declared on common stock divided by net earnings.
(2)	Net loans, excluding purchase credit impaired (“PCI”) loans.
(3)	Excludes loans held-for-sale. PCI loans are those loans acquired from SJB and previously covered by a loss sharing agreement with the FDIC.
(4)	Stockholders’ equity divided by total assets.
(5)	Net interest income (TE) divided by average interest-earning assets.
(6)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income. Also refer to “Noninterest Expense and Efficiency Ratio Reconciliation (non-GAAP)” under Analysis of the Results of Operations of Item 7 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of CVB Financial Corp. and its wholly owned subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with this Annual Report on Form 10-K, and the audited consolidated financial statements and accompanying notes presented elsewhere in this report.

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

Allowance for Loan Losses (“ALLL”) — Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for loan losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for loan losses, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management” and Note 3 — Summary of Significant Accounting Policies and Note 7 — Loans and Lease Finance Receivables and Allowance for Loan Losses of our consolidated financial statements presented elsewhere in this report.

Investment Securities — The Company classifies as held-to-maturity (“HTM”) those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale (“AFS”). Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the estimated terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost.

At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment (“OTTI”). Other-than-temporary impairment on investment securities is not recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the Company will not have to sell prior to recovery of the noncredit impairment. Otherwise, the portion of the total impairment that is attributable to the credit loss would be recorded in earnings, and the remaining difference between the debt security’s amortized cost and its fair value would be included in other comprehensive income.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2015.

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

Use of Fair Value — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and other real estate owned (“OREO”), goodwill, and other intangible assets. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 20 — Fair Value Information of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Stock-Based Compensation — Consistent with the provisions of ASC 718, Stock Compensation, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the their requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

At December 31, 2015, the Company had three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

OVERVIEW

On October 14, 2015, we announced that we have entered into a merger agreement with County Commerce Bank (“CCB”), pursuant to which CCB will merge into Citizens Business Bank upon closing of the transaction. CCB is headquartered in Ventura County with total assets of approximately $250 million. This acquisition extends our geographic footprint northward into the central coast of California. The acquisition is scheduled to close in the first quarter of 2016.

The Company opened a new Commercial Banking Center in Santa Barbara, CA in January 2016. This follows recent strategic moves into the Central Coast area, which included a new location in Oxnard in March 2015 and the announced merger agreement with County Commerce Bank in October 2015.

For the year ended December 31, 2015, we reported net earnings of $99.1 million, compared with $104.0 million for 2014, a decrease of $4.9 million, or 4.69%. Diluted earnings per share were $0.93 per share for the year ended December 31, 2015, compared to $0.98 per share for 2014. Pre-tax earnings for 2015 included a $5.6 million loan loss provision recapture compared to $16.1 million for the same period of 2014, and debt termination expense of $13.9 million as a result of the redemption of $200 million of 4.52% fixed rate debt from the FHLB on February 23, 2015. Net interest income for 2015 was positively impacted by a year-over-year decrease of $8.1 million in interest expense for borrowings as a result of the repayment of the FHLB fixed rate debt.

At December 31, 2015, total assets of $7.67 billion increased $293.3 million, or 3.98%, from total assets of $7.38 billion at December 31, 2014. Interest-earning assets totaled $7.29 billion at December 31, 2015, an increase of $271.2 million, or 3.86%, when compared with total interest-earning assets of $7.02 billion at December 31, 2014. The increase in interest-earning assets was primarily due to a $199.9 million increase in total loans and an $80.9 million increase in total investment securities. This was partially offset by a $7.4 million decrease in interest-earning balances due from the Federal Reserve and a $7.8 million decrease in FHLB stock.

Total investment securities were $3.22 billion at December 31, 2015, an increase of $80.9 million from $3.14 billion at December 31, 2014.

During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the HTM category from the AFS category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in accumulated other comprehensive income (“AOCI”) and amortized over the remaining life of the securities as a yield adjustment. At December 31, 2015, investment securities HTM totaled $851.0 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $3.0 million at December 31, 2015.

At December 31, 2015, investment securities AFS totaled $2.37 billion, inclusive of a pre-tax unrealized gain of $30.9 million.

Total loans and leases, net of deferred fees and discount, of $4.02 billion at December 31, 2015, increased by $199.9 million, or 5.24%, from $3.82 billion at December 31, 2014. The $199.9 million increase in loans was principally due to increases of $127.8 million in commercial real estate loans, $37.0 million in commercial and industrial loans, $28.6 million in SFR mortgage loans, $22.9 million in dairy & livestock and agribusiness loans, and $13.4 million in construction loans. This growth was partially offset by decreases of $28.1 million in SBA loans, $3.7 million in municipal lease finance receivables, and $1.5 million in consumer loans.

Noninterest-bearing deposits were $3.25 billion at December 31, 2015, an increase of $383.8 million, or 13.39%, compared to $2.87 billion at December 31, 2014. At December 31, 2015, noninterest-bearing deposits were 54.93% of total deposits, compared to 51.14% at December 31, 2014. Our average cost of total deposits was 9 basis points for 2015 and 2014.

At December 31, 2015 and 2014, we had $46.0 million in short-term borrowings.

At December 31, 2015, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2014.

The allowance for loan losses totaled $59.2 million at December 31, 2015, compared to $59.8 million at December 31, 2014. The allowance for loan losses was reduced by $5.6 million in 2015, offset by net recoveries of $5.0 million. This compares with a $16.1 million recapture of loan loss provision for 2014. The allowance for loan losses was 1.51% and 1.62% of total loans and leases outstanding, excluding PCI loans, at December 31, 2015 and December 31, 2014, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of December 31, 2015, the Company’s Tier 1 leverage capital ratio totaled 11.22%, our common equity Tier 1 ratio totaled 16.49%, our Tier 1 risk-based capital ratio totaled 16.98%, and our total risk-based capital ratio totaled 18.23%. Refer to our Analysis of Financial Condition-Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

					Variance
	For the Year Ended December 31,				2015		2014
	2015		2014	2013	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$252,942		$236,514	$216,266	$16,428	6.95%	$20,248	9.36%
Recapture of provision for loan losses	5,600		16,100	16,750	(10,500)	-65.22%	(650)	-3.88%
Noninterest income	33,483		36,412	25,287	(2,929)	-8.04%	11,125	43.99%
Noninterest expense	(140,659	)(1)	(126,229)	(114,028)	(14,430)	11.43%	(12,201)	10.70%
Income taxes	(52,221)		(58,776)	(48,667)	6,555	-11.15%	(10,109)	20.77%

Net earnings	$99,145		$104,021	$95,608	$(4,876)	-4.69%	$8,413	8.80%

Earnings per common share:
Basic	$0.93		$0.98	$0.91	$(0.05)		$0.07
Diluted	$0.93		$0.98	$0.91	$(0.05)		$0.07
Return on average assets	1.31	%(1)	1.45%	1.48%	-0.14%		-0.03%
Return on average shareholders’ equity	10.87	%(1)	12.50%	12.34%	-1.63%		0.16%
Efficiency ratio	49.11	%(1)	46.25%	47.21%	2.86%		-0.96%
Noninterest expense to average assets	1.86	%(1)	1.77%	1.77%	0.09%		0.00%

(1)	Includes $13.9 million debt termination expense

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the year ended December 31, 2015 included a debt termination expense of $13.9 million. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense during the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net interest income	$252,942	$236,514	$216,266
Noninterest income	33,483	36,412	25,287

Noninterest expense	140,659	126,229	114,028
Less: debt termination expense	(13,870)	—	—

Adjusted noninterest expense	$126,789	$126,229	$114,028

Efficiency ratio	49.11%	46.25%	47.21%
Adjusted efficiency ratio	44.27%	46.25%	47.21%

Adjusted noninterest expense	$126,789	$126,229	$114,028
Average assets	7,565,056	7,150,017	6,440,221
Adjusted noninterest expense to average assets	1.68%	1.77%	1.77%

Income and Expense Related to Acquired SJB Assets

The following table summarizes the components of income and expense related to SJB assets excluding normal accretion of interest income on PCI loans for the periods indicated.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest income
Interest income-accretion	$4,032	$5,825	$12,856
Noninterest income
Decrease in FDIC loss sharing asset	(902)	(3,591)	(12,860)
Net gain on sale of OREO	3	579	372
Noninterest expense
Legal and professional	(79)	(162)	(405)
OREO write-down	—	(65)	(415)
OREO expenses	—	(54)	(58)
Other expenses (appraisals, etc.)	(6)	(132)	(196)

Net income (loss) before income tax (expense) benefit related to SJB assets	$3,048	$2,400	$(706)

Income and expense related to PCI loans include accretion of the difference between the carrying amount of the PCI loans and their expected cash flows, net decrease in the FDIC loss sharing asset as well as the other noninterest income and noninterest expenses related to SJB assets.

2015 Compared to 2014

The discount accretion of $4.0 million in 2015, recognized as part of interest income from PCI loans, decreased $1.8 million, compared to $5.8 million in 2014. The net decrease in the FDIC loss sharing asset was $902,000 for 2015, compared to a net decrease of $3.6 million for 2014.

Gross PCI loans decreased $39.8 million to $93.7 million at December 31, 2015 from $133.5 million at December 31, 2014. At December 31, 2015, the remaining discount associated with the SJB loans approximated $3.9 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $2.1 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools, which approximates 3 years. The loss sharing agreement for commercial loans expired October 16, 2014. At December 31, 2015, there was a $229,000 liability for amounts owed to the FDIC as a result of recoveries of previously charged off loans or OREO assets. Refer to Note 5 — Acquired SJB Assets and FDIC Loss Sharing Asset for total loans by type at December 31, 2015 and 2014. Refer to Note 3 — Summary of Significant Accounting Policies for a more detailed discussion about the FDIC loss sharing asset.

2014 Compared to 2013

The discount accretion of $5.8 million in 2014, recognized as part of interest income from PCI loans, decreased $7.0 million, compared to $12.9 million in 2013. This decrease was reduced by the changes in the FDIC loss sharing asset, a net decrease of $3.6 million for 2014, compared to a net decrease of $12.9 million for 2013.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent (TE) of net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management and Asset and Liability Maturity/Repricing GAP included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended December 31,
	2015				2014			2013
	Average			Yield/	Average		Yield/	Average		Yield/
	Balance	Interest		Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,339,849	$48,854		2.08%	$2,341,487	$47,301	2.03%	$1,852,756	$28,186	1.53%
Tax-advantaged	397,440	14,336		4.95%	578,594	20,913	4.95%	611,003	22,025	4.94%
Held-to-maturity securities:
Taxable	223,780	4,451		1.97%	1,640	164	10.00%	1,885	188	9.97%
Tax-advantaged	135,419	4,567		4.55%	—	—	—	—	—	—
Investment in FHLB stock	20,497	2,774	(4)	13.35%	27,347	2,130	7.68%	45,734	2,033	4.45%
Federal funds sold and interest-earning deposits with other institutions	276,459	868		0.31%	222,929	776	0.35%	157,372	710	0.45%
Loans held-for-sale	—	—		—	90	—	—	28	1	3.57%
Loans (2)	3,788,008	181,631		4.79%	3,608,858	175,794	4.87%	3,412,472	166,774	4.89%
Yield adjustment to interest income from discount accretion on PCI loans	(5,875)	4,032			(10,138)	5,825		(18,785)	12,856

Total interest-earning assets	7,175,577	261,513		3.74%	6,770,807	252,903	3.86%	6,062,465	232,773	3.98%
Total noninterest-earning assets	389,479				379,210			377,756

Total assets	$7,565,056				$7,150,017			$6,440,221

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$1,998,601	3,849		0.19%	$1,886,743	3,692	0.20%	$1,652,313	3,543	0.21%
Time deposits	735,045	1,417		0.19%	713,813	1,285	0.18%	698,905	1,344	0.19%

Total interest-bearing deposits	2,733,646	5,266		0.19%	2,600,556	4,977	0.19%	2,351,218	4,887	0.21%
FHLB advances and other borrowings	684,386	3,305		0.48%	845,686	11,412	1.33%	786,520	11,620	1.48%

Interest-bearing liabilities	3,418,032	8,571		0.25%	3,446,242	16,389	0.47%	3,137,738	16,507	0.53%

Noninterest-bearing deposits	3,159,989				2,802,490			2,452,689
Other liabilities	74,997				69,258			75,018
Stockholders’ equity	912,038				832,027			774,776

Total liabilities and stockholders’ equity	$7,565,056				$7,150,017			$6,440,221

Net interest income		$252,942				$236,514			$216,266

Net interest income excluding discount on PCI loans		$248,910				$230,689			$203,410

Net interest spread — tax equivalent				3.49%			3.39%			3.45%
Net interest spread — tax equivalent excluding PCI discount				3.43%			3.29%			3.23%
Net interest margin				3.52%			3.50%			3.58%
Net interest margin — tax equivalent				3.62%			3.62%			3.71%
Net interest margin — tax equivalent excluding PCI discount				3.56%			3.52%			3.49%
Net interest margin excluding loan fees				3.47%			3.45%			3.52%
Net interest margin excluding loan fees — tax equivalent				3.56%			3.57%			3.66%

(1)	Non tax-equivalent (TE) rate was 2.38%, 2.35% and 2.06% for the years ended December 31, 2015, 2014 and 2013, respectively.
(2)	Includes loan fees of $3,922, $3,078 and $3,078 for the years ended December 31, 2015, 2014 and 2013, respectively. Prepayment penalty fees of $4,920, $2,983 and $3,222 are included in interest income for the years ended December 31, 2015, 2014 and 2013, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $923,000.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. The 2015, 2014 and 2013 net interest income and net interest margin include a yield adjustment of $4.0 million, $5.8 million and $12.9 million, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Year Ended December 31,
	2015			2014			2013
	(Dollars in thousands)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Total interest-earning assets (TE)	$7,175,577	$268,422	3.74%	$6,770,807	$260,573	3.86%	$6,062,465	$240,898	3.98%
Discount on acquired PCI loans	5,875	(4,032)		10,138	(5,825)		18,785	(12,856)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,181,452	$264,390	3.68%	$6,780,945	$254,748	3.77%	$6,081,250	$228,042	3.76%

Net interest income and net interest margin (TE)		$259,851	3.62%		$244,184	3.62%		$224,391	3.71%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(4,032)			(5,825)			(12,856)

Net interest income and net interest margin (TE), excluding yield adjustment		$255,819	3.56%		$238,359	3.52%		$211,535	3.49%

The following tables present a comparison of interest income and interest expense resulting from changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Year Ended December 31,
	2015 Compared to 2014 Increase (Decrease) Due to				2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(52)	$1,607	$(2)	$1,553	$7,538	$9,163	$2,414	$19,115
Tax-advantaged investment securities	(6,584)	11	(4)	(6,577)	(1,119)	8	(1)	(1,112)
Held-to-maturity securities:
Taxable investment securities	22,449	(133)	(18,029)	4,287	(25)	1	—	(24)
Tax-advantaged investment securities	4,567	—	—	4,567	—	—	—	—
Investment in FHLB stock	(532)	1,569	(393)	644	(1,165)	2,111	(849)	97
Fed funds sold & interest-earning deposits with other institutions	196	(84)	(20)	92	296	(162)	(68)	66
Loans HFS	—	—	—	—	2	(1)	(2)	(1)
Loans	8,661	(2,690)	(134)	5,837	9,601	(549)	(32)	9,020
Yield adjustment from discount accretion on PCI loans	(2,450)	1,133	(476)	(1,793)	(5,917)	(2,063)	949	(7,031)

Total interest income	26,255	1,413	(19,058)	8,610	9,211	8,508	2,411	20,130

Interest expense:
Savings deposits	463	(289)	(17)	157	503	(310)	(44)	149
Time deposits	38	91	3	132	29	(86)	(2)	(59)
FHLB advances and other borrowings	(2,189)	(7,313)	1,395	(8,107)	532	(688)	(52)	(208)

Total interest expense	(1,688)	(7,511)	1,381	(7,818)	1,064	(1,084)	(98)	(118)

Net interest income	$27,943	$8,924	$(20,439)	$16,428	$8,147	$9,592	$2,509	$20,248

2015 Compared to 2014

Net interest income, before the provision for loan losses of $252.9 million for 2015 increased $16.4 million, or 6.95%, compared to $236.5 million for 2014. Interest income and fees and loans for 2015 totaled $185.7 million, which included $4.0 million of discount accretion from principal reductions, payoffs and improved credit loss experienced on PCI loans acquired from SJB. This represents a $4.0 million, or 2.23%, increase when compared to interest income and fees on loans of $181.6 million for 2014, which included $5.8 million of discount accretion on PCI loans. Net interest income for 2015 was also positively impacted by a $7.8 million decrease in interest expense, primarily due to the $200.0 million redemption of fixed rate debt from the FHLB in the first quarter of 2015.

Our net interest margin tax equivalent (TE) was 3.62% for 2015 and 2014. Total average earning asset yields (TE) were 3.74% for 2015, compared to 3.86% for 2014. Total cost of funds decreased to 0.13% for 2015 from 0.26% for 2014.

The average balance of total loans (excluding PCI discount) increased $179.2 million to $3.79 billion for 2015, compared to $3.61 billion for 2014. The average yield on loans (excluding discount on PCI loans) was 4.79% for 2015, compared to 4.87% for 2014. During the third quarter of 2015, we had one non-performing commercial real estate loan that was paid in full resulting in a $2.8 million increase to interest income. We also earned $4.9 million in loan prepayment penalty fees for 2015, compared with $3.0 million for 2014.

Total average interest-earning assets of $7.18 billion increased $404.8 million, or 5.98%, from $6.77 billion for 2014. This increase was principally due to a $184.3 million increase in average total loans, net of deferred fees and discounts to $3.78 billion, compared to $3.60 billion for 2014. Total average investment securities increased $174.8 million to $3.10 billion for 2015. Average overnight funds sold to the Federal Reserve and average interest-earning deposits with other institutions also increased $53.5 million to $276.5 million for 2015, compared to $222.9 million for 2014. These increases were partially offset by a $6.9 million decrease in average investment in FHLB stock.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2015 and 2014. As of December 31, 2015 and 2014, we had $21.0 million and $32.2 million of nonaccrual loans (excluding PCI loans), respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $1.2 million and $2.0 million greater for 2015 and 2014, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination or purchase of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $3.9 million for 2015, compared to $3.1 million for 2014.

Interest income on total investments of $72.2 million for 2015 increased $3.8 million, or 5.60%, from $68.4 million for 2014. Total TE yield on investments was 2.55% for 2015, compared to 2.61% for 2014. During 2015, we purchased $694.6 million in investment securities, principally MBS with an average duration of approximately four years, offset by total repayments/maturities and proceeds from sales of investment securities of $576.1 million. We elected to utilize short-term borrowings to facilitate a portion of these purchases. However, we regard these borrowings as temporary as we intend to pay them back through cash flow from our investment portfolio and/or future deposit growth.

Interest expense of $8.6 million for 2015, decreased $7.8 million, or 47.70%, compared to $16.4 million for 2014. Interest expense for borrowings decreased $8.1 million year-over-year as a result of the $200.0 million repayment of FHLB fixed rate debt in the first quarter of 2015. The average rate paid on interest-bearing liabilities decreased 22 basis points, to 0.25% for 2015, from 0.47%.

2014 Compared to 2013

Net interest income, before the provision for loan losses of $236.5 million for 2014 increased $20.2 million, or 9.36%, compared to $216.3 million for 2013. Interest income and fees and loans for 2014 totaled $181.6 million, which included $5.8 million of discount accretion on PCI loans. This represents a $2.0 million increase when compared to interest income and fees on loans of $179.6 million for 2013, which included $12.9 million of discount accretion on PCI loans.

Excluding the impact of the yield adjustment on PCI loans, our net interest margin (TE) was 3.52% for 2014, compared to 3.49% for 2013. Total average interest-earning asset yields (excluding discount on PCI loans) were 3.77% for 2014, compared to 3.76% for 2013. Total cost of funds decreased to 0.26% for 2014 from 0.30% for 2013.

The average balance of total loans increased $196.4 million to $3.61 billion for 2014, compared to $3.41 billion for 2013. The average yield on loans (excluding discount on PCI loans) was 4.87% for 2014, compared to 4.89% for 2013. We earned $3.0 million in loan prepayment penalty fees for 2014, compared with $3.2 million for 2013. We recognized loan fee income of $3.1 million for 2014 and 2013.

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

Interest income on investments of $68.4 million for 2014, increased $18.0 million, or 35.67%, from $50.4 million for 2013. Total TE yield on investments was 2.61% for 2014, compared to 2.39% for 2013. During 2014, we purchased $805.5 million in investment securities, principally MBS with an average duration of approximately four years, offset by total repayments/maturities and proceeds from sales of investment securities of $425.4 million. We elected to utilize short-term borrowings to facilitate a portion of these purchases. However, we regard these borrowings as temporary as we intend to pay them back through cash flow from our investment portfolio and/or future deposit growth.

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

Provision for Loan Losses

We maintain an allowance for loan losses that is increased (decreased) by a provision (recapture) for loan losses charged against operating results. The provision for loan losses is determined by management as the amount to be added to (subtracted from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to an appropriate level which, in management’s best estimate, is necessary to absorb probable loan losses within the existing loan portfolio.

The allowance for loan losses totaled $59.2 million at December 31, 2015, compared to $59.8 million at December 31, 2014. The allowance for loan losses was reduced by a $5.6 million loan loss provision recapture for 2015, offset by net recoveries of $5.0 million. We recorded a $16.1 million loan loss provision recapture for 2014 and a $16.8 million loan loss provision recapture for 2013. We believe the allowance is appropriate at December 31, 2015. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of December 31, 2015, 2014 and 2013 was 1.47%, 1.57% and 2.12%, respectively. Refer to the discussion of Allowance for Loan Losses in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $5.0 million for 2015, compared to net recoveries of $690,000 for 2014 and net charge-offs of $456,000 for 2013. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 — Summary of Significant Accounting Policies of the consolidated financial statements. During the year ended December 31, 2015 there was $92,000 in net charge-offs, compared to $40,000 in net charge-offs for 2014 and zero in net recoveries for 2013, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Year Ended December 31,			Variance
				2015		2014
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$15,567	$15,778	$15,923	$(211)	-1.34%	$(145)	-0.91%
Trust and investment services	8,642	8,118	8,071	524	6.45%	47	0.58%
Bankcard services	3,094	3,386	3,481	(292)	-8.62%	(95)	-2.73%
BOLI income	2,561	2,428	2,511	133	5.48%	(83)	-3.31%
(Loss) gain on sale of investment securities, net	(22)	—	2,094	(22)	—	(2,094)	-100.00%
Decrease in FDIC loss sharing asset, net	(902)	(3,591)	(12,860)	2,689	74.88%	9,269	72.08%
Gain on OREO, net	416	1,020	3,131	(604)	-59.22%	(2,111)	-67.42%
Gain on sale of loans	732	6,001	—	(5,269)	-87.80%	6,001	—
Other	3,395	3,272	2,936	123	3.76%	336	11.44%

Total noninterest income	$33,483	$36,412	$25,287	$(2,929)	-8.04%	$11,125	43.99%

2015 Compared to 2014

Noninterest income of $33.5 million for 2015 decreased $2.9 million, or 8.04%, over noninterest income of $36.4 million for 2014. The decrease was due to a $732,000 gain on the sale of loans in 2015, compared to a $6.0 million gain for 2014. This was partially offset by a $902,000 net decrease in the FDIC loss sharing asset, compared to a $3.6 million net decrease for 2014.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2015, CitizensTrust had approximately $2.42 billion in assets under management and administration, including $1.88 billion in assets under management. CitizensTrust generated fees of $8.6 million for 2015, compared to $8.1 million for 2014.

The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $2.6 million for 2015 increased $133,000, or 5.48%, from $2.4 million for 2014.

Other noninterest income of $3.4 million for 2015 increased $123,000 or 3.76%, compared to $3.3 million for 2014. This increase included a $200,000 increase in swap fee income for 2015.

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

BOLI income of $2.4 million for 2014 decreased $83,000, or 3.31%, from $2.5 million for 2013.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	For the Year Ended December 31,			2015		2014
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$78,878	$77,118	$71,015	$1,760	2.28%	$6,103	8.59%
Occupancy	11,141	11,345	10,677	(204)	-1.80%	668	6.26%
Equipment	3,751	3,919	3,827	(168)	-4.29%	92	2.40%
Professional services	6,188	6,018	5,709	170	2.82%	309	5.41%
Software licenses and maintenance	3,930	4,464	4,671	(534)	-11.96%	(207)	-4.43%
Stationary and supplies	1,295	1,530	1,565	(235)	-15.36%	(35)	-2.24%
Telecommunications expense	1,649	1,565	1,227	84	5.37%	338	27.55%
Promotion	5,015	5,195	4,681	(180)	-3.46%	514	10.98%
Amortization of intangible assets	949	1,137	1,127	(188)	-16.53%	10	0.89%
Debt termination expense	13,870	—	—	13,870	—	—	—
Regulatory assessments	4,168	3,996	3,541	172	4.30%	455	12.85%
Loan expense	904	1,260	1,533	(356)	-28.25%	(273)	-17.81%
OREO expense	443	307	856	136	44.30%	(549)	-64.14%
(Recapture of) provision for unfunded loan commitments	(500)	(1,250)	500	750	-60.00%	(1,750)	-350.00%
Insurance reimbursements	—	(372)	(4,155)	372	-100.00%	3,783	91.05%
Acquisition related expenses	475	1,973	—	(1,498)	-75.92%	1,973	—
Other	8,503	8,024	7,254	479	5.97%	770	10.62%

Total noninterest expense	$140,659	$126,229	$114,028	$14,430	11.43%	$12,201	10.70%

Noninterest expense to average assets, excluding debt termination expense	1.68%	1.77%	1.77%
Efficiency ratio, excluding debt termination expense (1)	44.27%	46.25%	47.21%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of the debt termination expense in 2015, noninterest expense measured as a percentage of average assets was 1.68% for 2015, compared to 1.77% for both 2014 and 2013.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2015, the efficiency ratio, excluding debt termination expense, was 44.27%, compared to 46.25% for 2014 and 47.21% for 2013.

2015 Compared to 2014

Noninterest expense for 2015 increased $14.4 million, compared to 2014. The overall increase was primarily due to pre-tax debt termination expense of $13.9 million resulting from the redemption of a $200.0 million FHLB fixed rate advance in the first quarter of 2015. The $1.8 million increase in salaries and employee benefits expense was principally due to our growth and expansion efforts in Los Angeles, Ventura and Santa Barbara Counties. As part of these growth efforts, we hired new teams of bankers to lead our expansion into the southern portion of California’s Central Coast markets. Our newly hired six person team has come together to form our new Commercial Banking Center location in Oxnard, California. The Oxnard Commercial Banking Center represents an important and strategic expansion for the Bank into the Ventura County and Santa Barbara County markets. We also hired a new team of bankers to continue to build out our downtown Los Angeles Commercial Banking Center with the objective of expanding our business activities. Acquisition related costs for CCB in 2015 were $475,000, compared to acquisition related costs of $2.0 million for American Security Bank (“ASB”) in 2014. Noninterest expense for 2015 also included a $500,000 recapture of provision for unfunded loan commitments, compared to $1.3 million for 2014.

2014 Compared to 2013

Noninterest expense for 2014 increased $12.2 million, compared to the same period of 2013. Year-over-year, salaries and employee benefits increased due to new hire expenses, other employee benefits as well as expenses related to new associates acquired through ASB. Non-recurring ASB acquisition related costs for 2014 were $2.0 million. Noninterest expense for 2014 also included a $1.3 million recapture of provision for unfunded loan commitments, compared to a provision of $500,000 for 2013. Noninterest expense for 2013 included $4.1 million in insurance reimbursements for previous years’ legal costs and a $1.0 million accrual for potential interest and penalties associated with previous years’ federal and state income tax returns included in other expenses.

Income Taxes

The Company’s effective tax rate for 2015 was 34.50%, compared to 36.10% for 2014 and 33.73% for 2013. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. We also benefited from $1.1 million of enterprise zone tax credits in 2013.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment. There are no provisions for loan losses or taxes included in the segments as these are accounted for at the corporate level. Refer to Note 3 — Summary of Significant Accounting Policies and Note 21 — Business Segments of the consolidated financial statements.

Key measures we use to evaluate the segments’ performance are included in the following table for the years ended December 31, 2015, 2014 and 2013. These tables also provide additional significant segment measures useful to understanding the performance of these segments. Certain amounts in the prior periods’ presentation of segments’ performance have been reclassified between segments to conform to the current year presentation with no impact on previously reported consolidated net income.

Business Financial and Commercial Banking Centers

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$178,453	$170,249	$166,123
Interest expense (1)	10,820	10,317	9,330

Net interest income	167,633	159,932	156,793

Noninterest income	20,677	20,513	20,733
Noninterest expense	48,568	47,493	45,268

Segment pre-tax profit	$139,742	$132,952	$132,258

Balance Sheet
Average loans	$3,001,503	$2,851,809	$2,614,172
Average interest-bearing deposits and customer repurchase agreements	$3,080,142	$2,964,404	$2,649,002
Yield on loans (2)	4.78%	4.88%	5.33%
Rate paid on interest-bearing deposits and customer repurchases	0.21%	0.22%	0.23%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the year ended December 31, 2015, the Centers’ segment pre-tax profit increased by $6.8 million, or 5.11%, primarily due to an increase in interest income of $8.2 million, or 4.82%, compared to 2014. The $8.2 million increase in interest income for 2015 was principally due to a $149.7 million increase in average loans, partially offset by a 10 basis point drop in the loan yield to 4.78% for 2015, compared to 4.88% for 2014. The market for new loans continued to remain competitive. This increase in interest income was offset by a $1.1 million increase in noninterest expense for 2015, compared to 2014.

For the year ended December 31, 2014, the Centers’ segment pre-tax profits increased by $694,000, or 0.52%, compared to 2013. The $4.1 million increase in interest income for 2014 was principally due to a $237.6 million increase in average loans, partially offset by a 45 basis point drop in the loan yield to 4.88% in 2014, compared to 5.33% in 2013. The market for new loans was very competitive. This increase in interest income was offset by an increase of $987,000 in interest expense and a $2.2 million increase in noninterest expense for 2014, compared to 2013.

Treasury

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$75,914	$71,369	$53,234
Interest expense (1)	63,748	64,475	54,969

Net interest income	12,166	6,894	(1,735)

Noninterest income	(22)	—	2,094
Noninterest expense	859	784	714
Debt termination expense	13,870	—	—

Segment pre-tax (loss) profit	$(2,585)	$6,110	$(355)

Balance Sheet
Average investments	$3,096,488	$2,921,721	$2,465,644
Average interest-bearing deposits	$279,918	$258,535	$240,001
Average borrowings	$29,791	$200,765	$211,632
Yield on investments -TE	2.55%	2.61%	2.39%
Non-tax equivalent yield	2.38%	2.35%	2.06%
Average cost of borrowings	4.64%	4.70%	4.47%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the year ended December 31, 2015, the Company’s Treasury department reported a pre-tax loss of $2.6 million, compared to a pre-tax profit of $6.1 million for 2014. This $8.7 million decrease in pre-tax profit was primarily due to $13.9 million in debt termination expense as a result of the redemption of $200.0 million of fixed rate debt from the FHLB on February 23, 2015. Interest income increased $4.5 million as a result of a $174.8 million increase in average investments, partially offset by a six basis point drop in yield on investments (TE). Interest expense decreased due to the redemption of fixed rate debt from the FHLB in the first quarter of 2015.

For the year ended December 31, 2014, the Company’s Treasury department reported a pre-tax profit of $6.1 million, compared to a pre-tax loss of $355,000 for 2013. The increase in pre-tax profit was primarily due to an $18.1 million increase in interest income due to a $456.1 million increase in average investments and a 22 basis point increase in yield on investments (TE). The increase in interest income was partially offset by a $9.5 million increase in interest expense.

Other

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$94,215	$89,243	$82,157
Interest expense (1)	21,072	19,555	20,949

Net interest income	73,143	69,688	61,208

Recapture of provision for loan losses	(5,600)	(16,100)	(16,750)
Noninterest income	12,828	15,899	2,460
Noninterest expense	77,362	77,952	68,046

Segment pre-tax profit	$14,209	$23,735	$12,372

Balance Sheet
Average loans	$780,630	$746,911	$779,515
Yield on loans	5.39%	5.70%	5.17%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $14.2 million for the year ended December 31, 2015, a decrease of $9.5 million, or 40.14%, from $23.7 million for 2014. The decrease in pre-tax profit was principally due to a loan loss provision recapture of $5.6 million for 2015, compared to a $16.1 million loan loss provision recapture for 2014. Interest income increased $5.0 million primarily due to one non-performing commercial real estate loan that was paid in full resulting in a $2.8 million increase to interest income. Contributing to the increase in interest income was a $33.7 million increase in average loans, partially offset by a 31 basis point drop in the loan yield for 2015, compared to 2014. Noninterest income decreased $3.1 million due to a $5.3 million decrease in gain on sale of loans, offset by an increase of $2.7 million related to the FDIC loss sharing asset (a net decrease in the FDIC loss sharing asset of $902,000 for 2015, compared to a net decrease of $3.6 million for 2014).

The Company’s administration and other operating departments reported pre-tax profit of $23.7 million for the year ended December 31, 2014, an increase of $11.4 million. Interest income increased $7.1 million primarily due to a 53 basis point increase in the loan yield for 2014, compared to 2013. Noninterest income increased $13.4 million due to a net decrease in the FDIC loss sharing asset of $3.6 million for 2014, compared to net decrease of $12.9 million for 2013. Noninterest expense increased $9.9 million primarily due to $4.1 million in insurance reimbursements for previous years’ legal costs recognized in 2013 and $2.0 million for non-recurring ASB acquisition related costs in 2014.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $7.67 billion at December 31, 2015. This represented an increase of $293.3 million, or 3.98%, from total assets of $7.38 billion at December 31, 2014. Interest-earning assets totaled $7.29 billion at December 31, 2015, an increase of $271.2 million, or 3.86%, when compared with interest-earning assets of $7.02 billion at December 31, 2014. The increase in interest-earning assets was primarily due to a $199.9 million increase in total loans and an $80.9 million increase in total investment securities. This was partially offset by a $7.4 million decrease in interest-earning balances due from the Federal Reserve and a $7.8 million decrease in FHLB stock. Total liabilities were $6.75 billion at December 31, 2015, an increase of $248.0 million, or 3.82%, from total liabilities of $6.50 billion at December 31, 2014. Total equity increased $45.3 million, or 5.16%, to $923.4 million at December 31, 2015, compared to total equity of $878.1 million at December 31, 2014.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2015, we reported total investment securities of $3.22 billion. This represented an increase of $80.9 million, or 2.58%, from total investment securities of $3.14 billion at December 31, 2014. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At December 31, 2015, investment securities HTM totaled $851.0 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $3.0 million at December 31, 2015. At December 31, 2015, our investment securities AFS totaled $2.37 billion, inclusive of a pre-tax unrealized gain of $30.9 million. The after-tax unrealized gain reported in AOCI on investment securities AFS was $17.9 million.

As of December 31, 2015, the Company had a pre-tax net unrealized holding gain on total investment securities of $33.0 million, compared to a pre-tax net unrealized holding gain of $53.6 million at December 31, 2014. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For 2015, total repayments/maturities and proceeds from sales of investment securities totaled $576.1 million. The Company purchased additional investment securities totaling $694.6 million and $805.5 million for 2015 and 2014, respectively. There was one investment security sold in 2015 with a recognized loss of approximately $22,000. No investment securities were sold during 2014. There were 13 investment securities sold in 2013 with a recognized pre-tax gain on sale of $2.1 million.

The table below summarizes the fair value of AFS investment securities for the periods presented.

	December 31,
	2015		2014		2013
	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Government agency	$5,745	0.24%	$330,843	10.55%	$326,525	12.26%
Residential mortgage-backed securities	1,813,097	76.55%	1,917,496	61.12%	1,379,943	51.81%
CMOs/REMICs — Residential	383,781	16.20%	304,091	9.69%	366,175	13.75%
Municipal bonds	160,973	6.80%	579,641	18.48%	586,091	22.00%
Other securities	5,050	0.21%	5,087	0.16%	4,908	0.18%

Total available-for-sale securities	$2,368,646	100.00%	$3,137,158	100.00%	$2,663,642	100.00%

The table below set forth the carrying value of HTM investment securities for the periods presented.

	December 31,
	2015		2014		2013
	Amortized Cost	Percent	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency	$293,338	34.47%	$—	—	$—	—
Residential mortgage-backed securities	232,053	27.27%	—	—	—	—
CMO	1,284	0.15%	1,528	100.00%	1,777	100.00%
Municipal bonds	324,314	38.11%	—	—	—	—
Other securities	—	—	—	—	—	—

Total held-to-maturity securities	$850,989	100.00%	$1,528	100.00%	$1,777	100.00%

Fair Value	$853,039		$2,177		$2,296

The maturity distribution of the AFS portfolio consists of the following for the period presented.

	December 31, 2015
	One Year or Less	After One Year Through Five Years	After Five Year Through Ten Years	After Ten Years	Total	Percent to Total
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$2,998	$2,747	$—	$—	$5,745	0.24%
Residential mortgage-backed securities	3,918	1,772,186	32,954	4,039	1,813,097	76.55%
CMOs/REMICs — residential	351	129,333	49,532	204,565	383,781	16.20%
Municipal bonds (1)	6,713	89,694	48,134	16,432	160,973	6.80%
Other securities	—	—	—	5,050	5,050	0.21%

Total	$13,980	$1,993,960	$130,620	$230,086	$2,368,646	100.00%

Weighted average yield:
Government agency/GSEs	0.54%	0.94%	—	—	0.73%
Residential mortgage-backed securities	5.29%	2.44%	2.28%	6.12%	2.45%
CMOs/REMICs — residential	3.80%	1.55%	2.26%	1.84%	1.80%
Municipal bonds (1)	4.01%	3.56%	4.11%	3.52%	3.74%
Other securities	—	—	—	6.01%	6.01%
Total	3.60%	2.43%	2.94%	2.12%	2.44%

(1)	The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 31, 2015 was 5.75%.

The maturity distribution of the HTM portfolio consists of the following for the period presented.

	December 31, 2015
	One Year or Less	After One Year Through Five Years	After Five Year Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSEs	$—	$60,543	$79,157	$153,638	$293,338	34.47%
Residential mortgage-backed securities	—	87,874	138,775	5,404	232,053	27.27%
CMO	—	1,284	—	—	1,284	0.15%
Municipal bonds (1)	—	3,525	158,672	162,117	324,314	38.11%
Other securities	—	—	—	—	—	—

Total	$—	$153,226	$376,604	$321,159	$850,989	100.00%

Weighted average yield:
Government agency/GSEs	—	1.76%	1.96%	1.77%	1.82%
Residential mortgage-backed securities	—	2.41%	2.25%	2.92%	2.33%
CMO	—	6.25%	—	—	6.25%
Municipal bonds (1)	—	3.31%	3.65%	3.48%	3.56%
Other securities	—	—	—	—	—
Total	—	2.21%	2.78%	2.65%	2.63%

(1)	The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 31, 2015 was 5.48%.

The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMOs/REMICs whose maturities are defined as the estimated average life. The final maturity of mortgage-backed securities and CMOs/REMICs will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rate rise. This will either shorten or extend the estimated average life. Also, the yield on mortgage-backed securities and CMOs/REMICs are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discounts of each security as repayments increase or decrease. The Company obtains the estimated average life of each security from independent third parties.

The weighted-average yield (TE) on the total investment portfolio at December 31, 2015 was 2.55% with a weighted-average life of 4.1 years. This compares to a weighted-average yield of 2.48% at December 31, 2014 with a weighted-average life of 3.9 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 85% of the securities in the total investment portfolio, at December 31, 2015, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2015, approximately $215.6 million in U.S. government agency bonds are callable.

The Agency CMOs/REMICs are backed by agency-pooled collateral. All non-agency available-for-sale CMOs/REMICs issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2015 and 2014.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers for the periods presented.

	December 31, 2015		December 31, 2014
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal National Mortgage Association	$1,541,033	$1,556,388	$1,509,745	$1,530,465
Federal Home Loan Mortgage Corp.	906,942	916,403	725,258	741,021
Small Business Administration	153,638	154,538	175,584	170,947

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state for the periods presented.

	December 31, 2015
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
New Jersey	$25,458	16.1%	$25,919	16.1%
Washington	18,847	11.9%	19,219	12.0%
Michigan	17,580	11.1%	17,765	11.0%
Missouri	14,937	9.5%	15,012	9.3%
California	13,838	8.8%	14,059	8.7%
Illinois	10,266	6.5%	10,402	6.5%
All other states (11 states)	57,014	36.1%	58,597	36.4%

Total	$157,940	100.0%	$160,973	100.0%

Municipal Securities held-to-maturity:
Minnesota	$60,617	18.7%	$61,530	18.8%
Michigan	38,496	11.9%	38,303	11.7%
Texas	37,160	11.5%	37,557	11.5%
Ohio	23,028	7.1%	23,016	7.1%
New Jersey	21,202	6.5%	21,184	6.5%
Pennsylvania	17,500	5.4%	17,739	5.4%
All other states (21 states)	126,311	38.9%	127,317	39.0%

Total	$324,314	100.0%	$326,646	100.0%

	December 31, 2014
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Michigan	$72,331	13.0%	$74,498	12.9%
New Jersey	59,986	10.7%	62,171	10.7%
Minnesota	53,902	9.7%	56,004	9.7%
Texas	47,858	8.6%	50,085	8.6%
Illinios	44,016	7.9%	45,889	7.9%
Missouri	34,056	6.1%	34,721	6.0%
All other states (23 states)	245,674	44.0%	256,273	44.2%

Total	$557,823	100.0%	$579,641	100.0%

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities of the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,745	$(7)	$—	$—	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	—	—	437,699	(1,761)
CMOs/REMICs — residential	171,923	(1,074)	—	—	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	—	—	—	—	—	—

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSEs	$84,495	$(734)	$—	$—	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	—	—	230,760	(1,293)
CMO	—	—	—	—	—	—
Municipal bonds	110,119	(719)	—	—	110,119	(719)
Other securities	—	—	—	—	—	—

Total held-to-maturity securities	$425,374	$(2,746)	$—	$—	$425,374	$(2,746)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs/REMICs — residential	—	—	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	—	—	—	—	—	—

Total available-for-sale securities	$43,813	$55	$509,509	$12,123	$553,322	$12,178

The Company did not record any charges for other-than-temporary impairment losses for the years ended December 31, 2015 and 2014.

Loans

Total loans and leases, net of deferred fees and discounts, of $4.02 billion at December 31, 2015, increased by $199.9 million, or 5.24%, from $3.82 billion at December 31, 2014. The $199.9 million increase in loans was principally due to increases of $127.8 million in commercial real estate loans, $37.0 million in commercial and industrial loans, $28.6 million in SFR mortgage loans, $22.9 million in dairy & livestock and agribusiness loans, and $13.4 million in construction loans. The overall increase in loans and leases was partially offset by decreases of $28.1 million in SBA loans and $3.7 million in municipal lease finance receivables.

Total loans, net of deferred loan fees, comprise 55.10% of our total earning assets as of December 31, 2015. The following table presents our loan portfolio, excluding PCI and held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	As of December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
Commercial and industrial	$434,099	$390,011	$376,800	$391,664	$332,259
SBA	106,867	134,265	135,992	155,758	162,040
Real estate:
Commercial real estate	2,643,184	2,487,803	2,207,515	1,990,107	76,146
Construction	68,563	55,173	47,109	59,721	1,948,292
SFR mortgage	233,754	205,124	189,233	159,288	176,442
Dairy & livestock and agribusiness	305,509	279,173	294,292	336,660	347,677
Municipal lease finance receivables	74,135	77,834	89,106	105,767	113,460
Consumer and other loans	69,278	69,884	55,103	60,273	68,806

Gross loans, excluding PCI loans	3,935,389	3,699,267	3,395,150	3,259,238	3,225,122
Less: Deferred loan fees, net	(8,292)	(8,567)	(9,234)	(6,925)	(5,395)

Gross loans, excluding PCI loans, net of deferred loan fees	3,927,097	3,690,700	3,385,916	3,252,313	3,219,727
Less: Allowance for loan losses	(59,156)	(59,825)	(75,235)	(92,441)	(93,964)

Net loans, excluding PCI loans	3,867,941	3,630,875	3,310,681	3,159,872	3,125,763

PCI Loans	93,712	133,496	173,104	220,559	307,649
Discount on PCI loans	(3,872)	(7,129)	(12,789)	(25,344)	(50,780)

PCI loans, net	89,840	126,367	160,315	195,215	256,869

Total loans and lease finance receivables	$3,957,781	$3,757,242	$3,470,996	$3,355,087	$3,382,632

As of December 31, 2015, $173.0 million, or 6.54% of the total commercial real estate loans included loans secured by farmland, compared to $165.6 million, or 6.66%, at December 31, 2014. The loans secured by farmland included $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015, compared to $144.1 million for loans secured by dairy & livestock land and $21.5 million for loans secured by agricultural land at December 31, 2014. As of December 31, 2015, dairy & livestock and agribusiness loans of $305.5 million was comprised of $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans, compared to $268.1 million for dairy & livestock loans and $11.1 million for agribusiness loans at December 31, 2014.

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

The PCI loan portfolio included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is included under the shared-loss agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition were covered under the loss share agreement.

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type (PCI)

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Commercial and industrial	$7,473	$14,605	$19,047	$24,680	$25,378
SBA	393	1,110	1,414	1,469	4,273
Real estate:
Commercial real estate	81,786	109,350	141,141	179,428	223,107
Construction	—	—	644	1,579	18,685
SFR mortgage	193	205	313	1,415	3,289
Dairy & livestock and agribusiness	1,429	4,890	6,000	5,651	24,395
Municipal lease finance receivables	—	—	—	—	169
Consumer and other loans	2,438	3,336	4,545	6,337	8,353

Gross PCI loans	93,712	133,496	173,104	220,559	307,649
Less: Purchase accounting discount	(3,872)	(7,129)	(12,789)	(25,344)	(50,780)

Gross PCI loans, net of discount	89,840	126,367	160,315	195,215	256,869
Less: Allowance for PCI loans losses	—	—	—	—	—

Net PCI loans	$89,840	$126,367	$160,315	$195,215	$256,869

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

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of December 31, 2015, the Company had $15.6 million of total SBA 7(a) loans. The SBA 7(a) loans of include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of December 31, 2015, the Company had $91.7 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of December 31, 2015.

	December 31, 2015
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,627,435	41.4%	$1,139,388	43.1%
Central Valley	764,344	19.4%	467,042	17.7%
Inland Empire	670,077	17.0%	562,108	21.3%
Orange County	522,373	13.3%	297,330	11.2%
Other areas (1)	351,160	8.9%	177,316	6.7%

	$3,935,389	100.0%	$2,643,184	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of December 31, 2015.

	December 31, 2015
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$8,980	9.6%	$5,582	6.8%
Central Valley	81,962	87.5%	73,436	89.8%
Other areas (1)	2,770	2.9%	2,768	3.4%

	$93,712	100.0%	$81,786	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	December 31, 2015
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage — Direct	$179,280	6.2%	100.0%	$553
SFR mortgage — Mortgage pools	54,474	1.9%	100.0%	202

Total SFR mortgage	233,754	8.1%

Commercial real estate:
Multi-family	231,130	8.0%	—	1,313
Industrial	782,277	27.2%	37.3%	1,118
Office	468,754	16.3%	27.5%	1,221
Retail	461,927	16.1%	6.2%	1,650
Medical	187,223	6.5%	36.7%	1,930
Secured by farmland (2)	172,958	6.0%	100.0%	2,084
Other	338,915	11.8%	43.5%	1,395

Total commercial real estate	2,643,184	91.9%

Total SFR mortgage and commercial real estate loans	$2,876,938	100.0%	37.3%	1,125

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015.

The SFR mortgage — Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed to enable our Bank to underwrite and process SFR mortgage loans generated through our Centers, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012. We originated loan volume in the aggregate principal amount of $71.2 million under this program during 2015.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, with a remaining balance totaling $54.5 million at December 31, 2015. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	December 31, 2015
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage — Direct	$193	0.2%	100.0%	$97
SFR mortgage — Mortgage pools	—	—	—	—

Total SFR mortgage	193	0.2%
Commercial real estate:
Multi-family	2,560	3.1%	—	1,280
Industrial	18,878	23.0%	45.5%	699
Office	7,596	9.3%	32.4%	506
Retail	9,779	11.9%	34.0%	611
Medical	10,290	12.6%	99.2%	1,143
Secured by farmland	5,915	7.2%	100.0%	493
Other (2)	26,768	32.7%	68.0%	765

Total commercial real estate	81,786	99.8%

Total SFR mortgage and commercial real estate loans	$81,979	100.0%	59.6%	695

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 81% of other loans.

Construction Loans

As of December 31, 2015, the Company had $68.6 million in construction loans. This represents 1.70% of total gross loans held-for-investment. There were no PCI construction loans at December 31, 2015. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland empire region of Southern California. At December 31, 2015, construction loans consisted of $33.9 million in SFR and multi-family construction loans and $34.7 million in commercial construction loans. As of December 31, 2015 there were no nonperforming construction loans.

The table below provides the maturity distribution for held-for-investment total gross loans, including PCI loans, as of December 31, 2015. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category at December 31, 2015

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of Loans:
Commercial and industrial	$160,533	$189,223	$91,816	$441,572
SBA	1,793	16,567	88,900	107,260
Real estate:
Commercial real estate	153,802	619,261	1,951,907	2,724,970
Construction	58,771	9,793	—	68,563
SFR mortgage	522	6,391	227,033	233,947
Dairy & livestock and agribusiness	285,108	20,918	912	306,938
Municipal lease finance receivables	399	8,242	65,494	74,135
Consumer and other loans	12,271	30,179	29,266	71,716

Total gross loans	$673,199	$900,574	$2,455,328	$4,029,101

Amount of Loans based upon:
Fixed Rates	$166,771	$540,037	$1,262,404	$1,969,212
Floating or adjustable rates	506,428	360,537	1,192,924	2,059,889

Total gross loans	$673,199	$900,574	$2,455,328	$4,029,101

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2015, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for loan losses.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, as of December 31 for each of the last five years.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans	$8,397	$11,901	$14,835	$26,688	$38,828
Troubled debt restructured loans (nonperforming)	12,622	20,285	25,119	31,309	23,844
OREO	6,993	5,637	6,475	14,832	13,820

Total nonperforming assets	$28,012	$37,823	$46,429	$72,829	$76,492

Troubled debt restructured performing loans	$42,687	$53,589	$66,955	$50,392	$38,554

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.70%	0.99%	1.37%	2.23%	2.37%

Percentage of nonperforming assets to total assets	0.37%	0.51%	0.70%	1.14%	1.18%

At December 31, 2015, loans classified as impaired, excluding PCI loans, totaled $63.7 million, or 1.62% of total gross loans, compared to $85.8 million, or 2.32% of total loans at December 31, 2014. The December 31, 2015 balance included nonperforming loans of $21.0 million. At December 31, 2015, impaired loans which were restructured in a troubled debt restructure (“TDR”) represented $55.3 million, of which $12.6 million were nonperforming and $42.7 million were performing.

Of the $63.7 million total impaired loans as of December 31, 2015, $51.8 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $11.9 million.

Troubled Debt Restructurings

Total TDRs were $55.3 million at December 31, 2015, compared to $73.9 million at December 31, 2014. Of the $12.6 million in nonperforming TDRs at December 31, 2015, all were paying in accordance with the modified terms at December 31, 2015. At December 31, 2015, $42.7 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	December 31, 2015		December 31, 2014
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$939	5	$711	3
SBA	681	1	699	1
Real Estate:
Commercial real estate	25,752	13	24,694	11
Construction	7,651	1	7,651	1
SFR mortgage	3,565	11	3,722	11
Dairy & livestock and agribusiness	3,685	2	15,693	8
Consumer and other	414	1	419	1

Total performing TDRs	$42,687	34	$53,589	36

Nonperforming TDRs:
Commercial and industrial	$652	5	$960	6
SBA	321	1	—	—
Real Estate:
Commercial real estate	11,323	4	19,222	11
Construction	—	—	—	—
SFR mortgage	326	1	—	—
Dairy & livestock and agribusiness	—	—	103	1

Total nonperforming TDRs	$12,622	11	$20,285	18

Total TDRs	$55,309	45	$73,874	54

At December 31, 2015 and 2014, $607,000 and $726,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for 2015 and 2014 were zero and $1.1 million, respectively.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Nonperforming loans:
Commercial and industrial	$704	$1,051	$903	$952	$2,308
SBA	2,567	2,634	2,456	2,463	2,481
Real estate:
Commercial real estate (1)	14,541	16,696	14,967	16,787	23,318
Construction (1)	—	—	—	—	—
SFR mortgage	2,688	2,778	3,400	2,233	3,240
Dairy & livestock and agribusiness	—	—	—	103	103
Consumer and other loans	519	489	498	463	736

Total	$21,019	$23,648	$22,224	$23,001	$32,186

% of Total gross loans	0.52%	0.62%	0.59%	0.62%	0.84%
Past due 30-89 days:
Commercial and industrial	$—	$—	$246	$112	$978
SBA	—	—	—	—	75
Real estate:
Commercial real estate	354	266	1,333	35	122
Construction	—	—	—	—	—
SFR mortgage	1,082	—	355	1,613	425
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	—	52	2	139	81

Total	$1,436	$318	$1,936	$1,899	$1,681

% of Total gross loans	0.04%	0.01%	0.05%	0.05%	0.04%
OREO:
Commercial and industrial	$—	$—	$—	$736	$736
Real estate:
Commercial real estate	2,125	2,135	2,967	1,518	—
Construction	4,868	4,868	4,868	4,868	4,901

Total	$6,993	$7,003	$7,835	$7,122	$5,637

Total nonperforming, past due, and OREO	$29,448	$30,969	$31,995	$32,022	$39,504

% of Total gross loans	0.73%	0.81%	0.85%	0.86%	1.03%

(1)	Construction was completed on one $9.6 million nonperforming construction loan which was therefore reflected as a nonperforming commercial real estate loan as of December 31, 2014.

We had $21.0 million in nonperforming loans, excluding PCI loans, defined as nonaccrual loans and nonperforming TDRs, at December 31, 2015, or 0.52% of total gross loans. This compares to $32.2 million in nonperforming loans at December 31, 2014. At December 31 2015 six customer relationships comprised $15.3 million, or 72.74%, of our nonperforming loans at December 31, 2015. Five of these customer relationships are commercial real estate developers (owner/non-owner occupied). The primary collateral for these loans is commercial real estate properties. At December 31, 2015, there was $371,000 allowance for loan losses specifically allocated to these loans. There were no charge-offs recorded for these customer relationships in 2015.

We had $7.0 million in OREO at December 31, 2015, compared to $5.6 million at December 31, 2014. As of December 31, 2015, we had four OREO properties, compared with four OREO properties at December 31, 2014. During 2015, we added five OREO properties with a carrying value of $3.6 million and sold five OREO properties with a carrying value of $2.2 million, realizing a net gain on sale of approximately $301,000.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2015, there were no PCI loans considered as nonperforming as described above.

There were no OREO properties as of December 31, 2015 and 2014.

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

The allowance for loan losses was $59.2 million as of December 31, 2015. This represents a decrease of $669,000, or 1.12%, compared to the allowance for loan losses of $59.8 million as of December 31, 2014. There was a $5.6 million recapture of provision for loan losses that was recorded for the year ended December 31, 2015, offset by net recoveries of $5.0 million. This compares to a $16.1 million loan loss provision recapture, offset by net recoveries of $690,000 for the same period of 2014.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented as there was no allowance for PCI loans.

Summary of Loan Loss Experience

	As of and For Year Ended December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,825	$75,235	$92,441	$93,964	$105,259
Charge-offs:
Commercial and industrial (1)	411	888	2,491	1,158	1,459
SBA (1)	37	50	—	101	637
Commercial real estate (1)	117	353	—	1,873	4,650
Construction	—	—	—	—	7,976
SFR mortgage	215	—	252	642	1,104
Dairy & livestock and agribusiness	—	1,061	—	1,150	3,291
Consumer and other loans	229	17	108	283	511

Total charge-offs	1,009	2,369	2,851	5,207	19,628

Recoveries:
Commercial and industrial	319	873	544	876	243
SBA	41	114	215	404	59
Commercial real estate	4,330	140	402	514	606
Construction	581	885	703	1,139	757
SFR mortgage	186	401	367	(108)	142
Dairy & livestock and agribusiness	407	492	109	166	151
Consumer and other loans	76	154	55	36	200

Total recoveries	5,940	3,059	2,395	3,027	2,158

Net (recoveries) charge-offs	(4,931)	(690)	456	2,180	17,470
Other reallocation (2)	—	—	—	657	(893)
(Recapture of) provision for loan losses	(5,600)	(16,100)	(16,750)	—	7,068

Allowance for loan losses at end of period	$59,156	$59,825	$75,235	$92,441	$93,964

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,656	$9,088	$8,588	$9,588	$10,506
Other	—	(182)	—	—	—
(Recapture of) provision for unfunded loan commitments	(500)	(1,250)	500	(1,000)	(918)

Reserve for unfunded loan commitments at end of period	$7,156	$7,656	$9,088	$8,588	$9,588

Reserve for unfunded loan commitments to total unfunded loan commitments	0.92%	1.05%	1.45%	1.55%	1.47%
Amount of total loans at end of period (3)	$3,927,097	$3,690,700	$3,385,916	$3,252,313	$3,219,727
Average total loans outstanding (3)	$3,676,897	$3,458,920	$3,223,713	$3,199,629	$3,222,450
Net (recoveries) charge-offs to average total loans	-0.13%	-0.02%	0.01%	0.07%	0.54%
Net (recoveries) charge-offs to total loans at end of period	-0.13%	-0.02%	0.01%	0.07%	0.54%
Allowance for loan losses to average total loans	1.61%	1.73%	2.33%	2.89%	2.92%
Allowance for loan losses to total loans at end of period	1.51%	1.62%	2.22%	2.84%	2.92%
Net (recoveries) charge-offs to allowance for loan losses	-8.34%	-1.15%	0.61%	2.36%	18.59%
Net recoveries (charge-offs) to (recapture of) provision for loan losses	88.05%	4.29%	-2.72%	—	247.17%

(1)	SBA loans were reclassified as a separate line item from other loan types as of the respective periods presented.
(2)	During 2012, there was $657,000 in net recoveries for PCI loans, resulting in a $657,000 recapture of provision for loan losses on the PCI loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate asset based on the appropriate loss-sharing percentage.
(3)	Net of deferred loan origination fees, costs and discounts, excluding PCI loans.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $669,000 (1.13%), $1.5 million (2.59%) and $3.2 million (4.22%) of the total allowance as of December 31, 2015, 2014 and 2013, respectively.

General allowance: The loan portfolio collectively evaluated for impairment under ASC 450-20 is divided into risk rating classes of loan receivables between “classified” loans (including substandard and doubtful loans) “Special Mention” loans and “Pass” loans, and that are further disaggregated into loan segments by loan type with similar risk characteristics. Both the classified and non-classified loan categories are divided into eight (8) specific loan segments. The allowance is provided for each segment based upon that segment’s average historical loss experience over an established look back period, adjusted for applicable loss emergence periods (i.e., the amount of time from the point at which a loss is incurred to the point at which the loss is confirmed), and further adjusted for current conditions based on our analysis of specific environmental or qualitative loss factors, as prescribed in the 2006 Interagency Policy Statement on ALLL, affecting the collectability of our loan portfolio that may cause actual loss rates to differ from historical loss experience. The above description reflects certain changes made to the Bank’s ALLL methodology in the current period described further below. Beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance and eliminated.

During the fourth quarter of 2015 the Bank implemented an enhanced ALLL methodology and governance. These enhancements included (i) changes to the look back period, (ii) further aggregation of the loan segments, (iii) updates of the historical loss rates, (iv) updates to the qualitative factors, and (v) updates to the documentation, controls and validation of the ALLL methodology. The look back period was changed from the previous rolling 20-quarters to a through-the-cycle time frame beginning with the first quarter of 2009 through the fourth quarter of 2015. This change encompasses the time period outlined and continues to expand by one quarter until such time that the current economic cycle ends, triggered by independent evidence that a recession has begun. This change was implemented to lengthen the look back period to produce meaningful results that more appropriately reflect the level of incurred losses in the Bank’s loan portfolio given the current, extended credit cycle. Similarly, the Bank analyzed its various loan segments and aggregated loans with similar risk characteristics into eight (8) segments in order to capture sufficient loss observations, and to produce more reliable historical loss rates for a given segment. In addition, the Bank enhanced its calculation of loss emergence periods for each loan segment and applied them to the through-the-cycle historical loss rates. The update to the qualitative factor component of the ALLL provided for increased use of quantitative metrics and application to each of the factors utilizing a comparison of current measurements to historical results within the range of the expanded look back period. Based upon the aforementioned changes in the ALLL methodology the documentation, controls, validation and governance processes have been further enhanced to ensure that the overall ALLL process is structured, transparent and repeatable.

The overall historical loss rate calculations were affected by the ALLL enhancements as a result of the noted changes to the loan segmentations, look back period, loss emergence periods, and qualitative factors. The results of the new ALLL methodology are represented in the application of the reserve to each portfolio segment reflected herein and are therefore different from prior periods, including the elimination of the unallocated reserve. As a result of the structural change in the calculation of the Bank’s historical loss rates during this period pursuant to the described changes in the ALLL methodology, the Bank experienced a reduction in required reserve balances of $669,000 and determined that such improvement warranted a $5.6 million recapture of loan loss provision, which included $5.0 million in net recoveries, for the year ended December 31, 2015.

While we believe that the allowance at December 31, 2015 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

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

Allocation of Allowance for Loan Losses

	December 31,
	2015		2014		2013		2012		2011
	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category
	(Dollars in thousands)
Commercial and industrial	$8,588	11.0%	$7,074	10.5%	$8,502	11.1%	$8,901	12.0%	$8,030	10.3%
SBA	993	2.7%	2,557	3.6%	2,332	4.0%	2,751	4.8%	2,624	5.0%
Real estate:
Commercial real estate	36,995	67.2%	33,373	67.3%	39,402	65.0%	47,457	61.1%	47,841	60.4%
Construction	2,389	1.7%	988	1.5%	1,305	1.4%	2,291	1.8%	4,947	2.4%
SFR mortgage	2,103	5.9%	2,344	5.5%	2,718	5.6%	3,448	4.9%	4,032	5.4%
Dairy & livestock and agribusiness	6,029	7.8%	5,479	7.5%	11,728	8.7%	18,696	10.3%	17,278	10.8%
Municipal lease finance receivables	1,153	1.9%	1,412	2.1%	2,335	2.6%	1,588	3.2%	2,403	3.5%
Consumer and other loans	906	1.8%	1,262	2.0%	960	1.6%	1,170	1.9%	1,590	2.2%
Unallocated (1)	—	—	5,336	—	5,953	—	6,139	—	5,219	—

Total	$59,156	100.0%	$59,825	100.0%	$75,235	100.0%	$92,441	100.0%	$93,964	100.0%

(1)	Based upon changes to our ALLL methodology, as described earlier in this document, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $5.92 billion at December 31, 2015. This represented an increase of $312.6 million, or 5.58%, over total deposits of $5.60 billion at December 31, 2014. This increase was due to organic growth primarily from our Centers and the addition of the DeNovo Centers in Oxnard, San Diego, and Santa Barbara. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	For the Year Ended December 31,
	2015		2014		2013
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$3,159,989	—	$2,802,490	—	$2,452,689	—
Interest-bearing deposits
Investment checking	353,650	0.06%	340,042	0.06%	308,935	0.05%
Money market	1,354,856	0.25%	1,272,175	0.25%	1,080,080	0.28%
Savings	290,095	0.10%	274,526	0.10%	263,298	0.11%
Time deposits	735,045	0.19%	713,813	0.18%	698,905	0.19%

Total deposits	$5,893,635		$5,403,046		$4,803,907

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average noninterest-bearing deposits totaled $3.2 billion for 2015, representing an increase of $357.5 million, or 12.76%, from average demand deposits of $2.80 billion for 2014. Average noninterest-bearing deposits represented 53.62% of total average deposits for 2015, compared to 51.87% of total average deposits for 2014.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $2.0 billion for 2015, representing an increase of $111.9 million, or 5.93%, from average savings deposits of $1.89 billion for 2014.

Average time deposits totaled $735.0 million for 2015, representing an increase of $21.2 million, or 2.97%, from total average time deposits of $713.8 million for 2014.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2015.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2015
(Dollars in thousands)
3 months or less	$333,313
Over 3 months through 6 months	44,457
Over 6 months through 12 months	23,256
Over 12 months	17,006

Total	$418,032

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 10.05% for 2015, compared to 13.18% for 2014.

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding as of and for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
	(Dollars in thousands)
At December 31, 2015
Amount outstanding	$690,704	$—	$46,000	$736,704
Weighted-average interest rate	0.24%	—	0.28%	0.24%
For the year ended December 31, 2015
Highest amount at month-end	$690,704	$199,501	$46,000	$936,205
Daily-average amount outstanding	$628,821	$29,516	$275	$658,612
Weighted-average interest rate	0.23%	4.75%	0.21%	0.44%
At December 31, 2014
Amount outstanding	$563,627	$199,479	$46,000	$809,105
Weighted-average interest rate	0.24%	4.52%	0.10%	1.29%
For the year ended December 31, 2014
Highest amount at month-end	$726,063	$199,479	$46,000	$971,542
Daily-average amount outstanding	$619,147	$199,351	$1,414	$819,912
Weighted-average interest rate	0.25%	4.52%	0.12%	1.29%
At December 31, 2013
Amount outstanding	$643,251	$199,206	$69,000	$911,458
Weighted-average interest rate	0.29%	4.52%	0.06%	1.20%
For the year ended December 31, 2013
Highest amount at month-end	$643,251	$199,206	$69,000	$911,458
Daily-average amount outstanding	$543,656	$199,079	$12,554	$755,289
Weighted-average interest rate	0.28%	4.52%	0.16%	1.40%

At December 31, 2015, our borrowings included $690.7 million of repurchase agreements, zero in term FHLB advances, and $46.0 million in other short-term borrowings. At December 31, 2014, our borrowings included $199.5 million in term FHLB advances, $563.6 million in repurchase agreements and other short-term borrowings of $46.0 million.

At December 31, 2015, borrowed funds (customer repurchase agreements, FHLB Advances and other borrowings) totaled $736.7 million. This represented a decrease of $72.4 million, or 8.95%, from total borrowed funds of $809.1 million at December 31, 2014. On February 23, 2015 we redeemed $200.0 million of our FHLB advances, which carried a fixed rate of 4.52% and was set to mature in November of 2016. The repayment of this advance, which resulted in a $13.9 million pre-tax debt termination expense as reflected in other operating expense, was funded from Citizens Business Bank deposits. At December 31, 2015, we had $46 million overnight borrowings with the FHLB at a cost of 28 basis points.

We also offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2015 and December 31, 2014, total customer repurchases were $690.7 million and $563.6 million, respectively, with a weighted average interest rate of 0.24% for both years.

At December 31, 2015, $2.91 billion of loans and $2.81 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2015.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
		(Dollars in thousands)
Deposits (1)	$5,917,260	$5,891,321	$11,224	$6,102	$8,613
Customer repurchase agreements (1)	690,704	690,704	—	—	—
Junior subordinated debentures (1)	25,774	—	—	—	25,774
Deferred compensation	11,269	664	661	457	9,487
Operating leases	18,592	5,307	8,405	3,445	1,435
Advertising agreements	2,385	985	1,400	—	—

Total	$6,665,984	$6,588,981	$21,690	$10,004	$45,309

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

On February 23, 2015 we repaid our last remaining FHLB advance which carried a fixed rate of 4.52%.

At December 31, 2015 we had $46.0 million in short-term borrowings with the FHLB at a cost of 28 basis points, compared to $46.0 million at a cost of 10 basis points at December 31, 2014.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2015.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$339,678	$254,039	$72,521	$7,171	$5,947
SBA	318	21	297	—	—
Real estate:
Commercial real estate	98,295	15,054	15,963	56,237	11,041
Construction	83,241	46,689	36,552	—	—
Dairy & livestock and agribusiness (1)	158,906	136,833	22,073	—	—
Consumer and other loans	63,522	7,091	7,685	8,569	40,177

Total commitments to extend credit	743,960	459,727	155,091	71,977	57,165
Obligations under letters of credit	35,083	31,878	3,205	—	—

Total	$779,043	$491,605	$158,296	$71,977	$57,165

(1)	Total commitments to extend credit to agribusiness were $15.8 million at December 31, 2015.

As of December 31, 2015, we had commitments to extend credit of approximately $744.0 million, and obligations under letters of credit of $35.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded a recapture of provision for unfunded loan commitments of $500,000 for 2015, compared to $1.3 million for 2014. The Company had a reserve for unfunded loan commitments of $7.2 million as of December 31, 2015 and $7.7 million as of December 31, 2014 included in other liabilities.

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

The Company’s total equity was $923.4 million at December 31, 2015. This represented an increase of $45.3 million, or 5.16%, from total equity of $878.1 million at December 31, 2014. The increase in 2015 resulted from $99.1 million in net earnings, and $7.4 million for shares issued pursuant to our stock-based compensation plan, offset by $51.0 million for cash dividends declared on common stock and a $10.2 million decrease in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio.

During 2015, the Board of Directors of CVB declared quarterly cash dividends totaling $0.48 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During 2015, there were no repurchased shares of common stock outstanding. As of December 31, 2015, we have 7,420,678 shares of our common stock remaining that are eligible for repurchase.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a common equity Tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At December 31, 2015, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business — Regulation and Supervision — Capital Adequacy Requirements”.

At December 31, 2015, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			December 31, 2015		December 31, 2014
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	11.22%	11.11%	10.86%	10.77%
Common equity Tier 1 capital ratio	4.50%	6.50%	16.49%	16.81%	N/A	N/A
Tier 1 risk-based capital ratio	6.00%	8.00%	16.98%	16.81%	16.99%	16.85%
Total risk-based capital ratio	8.00%	10.00%	18.23%	18.06%	18.24%	18.11%

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

Included in this second phase is our consideration of known relevant internal and external factors that may affect a loan’s collectability. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. We perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States,

•	credit quality trends (including trends in past due loans, adversely graded loans, and nonperforming loans expected to result from existing conditions),

•	collateral values, including changes in the value of underlying collateral for collateral-dependent loans.

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	changes in lending policies and procedures

•	changes in loan volumes,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	the effect of external factors such as legal and regulatory requirements, including bank regulatory examination results and findings of the Company’s external credit examiners.

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For 2015, the loan to deposit ratio averaged 64.17%, compared to an average ratio of 66.61% for 2014 and 70.64% for 2013. The ratio of loans to deposits and customer repurchases averaged 57.99% for 2015, 59.76% for 2014 and 63.46% for 2013.

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

Based on the Bank’s last three fiscal years, at December 31, 2015, without approval of the California DBO approximately $152.5 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 2015, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $105.6 million for 2015, compared to $87.7 million and $111.8 million for 2014 and 2013, respectively. The increase in cash provided by operating activities was primarily attributed to an increase in interest and dividends received and decreases in interest paid and payments to vendors, employees and others, partially offset by a decrease in service charges and other fees received.

Net cash used in investing activities totaled $300.7 million for 2015, compared to $268.5 million and $378.5 million for 2014 and 2013, respectively. The increase in cash used in investing activities for 2015 was primarily the result of increases in loan and lease finance receivables and investment in interest-earning balances with other depository institutions, partially offset by a decrease in purchases of available-for-sale investment securities and an increase in proceeds from the repayment and maturity of investment securities.

Net cash provided by financing activities totaled $195.4 million for 2015, compared to $191.9 million $262.9 million for 2014 and 2013, respectively. The increase in cash provided by financing activities for 2015 was primarily due to increases in customer repurchase agreements, partially offset by the $200 million repayment of FHLB advance and a decrease in deposits.

At December 31, 2015, cash and cash equivalents totaled $106.1 million. This represented an increase of $329,000, or 0.31%, from $105.8 million at December 31, 2014.

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

The table below provides the actual balances as of December 31, 2015 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2015, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2015	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
			(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,368,646	2.50%	$77,239	$103,286	$233,183	$1,288,149	$666,789	$2,368,646
Investment securities held-to-maturity (1)	850,989	2.94%	129,617	28,788	25,140	32,861	634,583	853,039
Investment in FHLB stock	17,588	13.35%	—	—	—	—	17,588	17,588
Interest-earning deposits due from Federal Reserve and with other institutions	36,016	0.31%	35,767	249	—	—	—	36,016
Loans and lease finance receivables (2)	4,020,809	4.79%	673,199	239,426	201,965	203,563	2,702,656	3,971,329

Total interest-earning assets	$7,294,048		$915,822	$371,749	$460,288	$1,524,573	$4,021,616	$7,246,618

Interest-bearing liabilities:
Interest-bearing deposits	$2,667,086	0.19%	$2,641,147	$9,754	$1,470	$1,591	$13,124	$2,666,186
Borrowings	736,704	0.44%	736,704	—	—	—	—	736,575
Junior subordinated debentures	25,774	1.70%	—	—	—	—	25,774	27,210

Total interest-bearing liabilities	$3,429,564		$3,377,851	$9,754	$1,470	$1,591	$38,898	$3,429,971

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Gross loans, net of deferred loan fees. Average rate does not reflect discount accretion on PCI loans. The estimated fair value is net of PCI discount and allowance for loan losses.

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

We monitor the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a maturity/repricing gap analysis. This analysis measures, at specific time intervals, the differences between interest-earning assets and interest-bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that interest-earning assets will re-price faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates. In managing risks associated with rising interest rates, we utilize interest rate derivative contracts on certain loans and borrowed funds.

The following tables provide the Bank’s maturity/repricing gap analysis at December 31, 2015 and 2014. We had a negative cumulative 180-day gap of $908.0 million and a negative cumulative 365-days gap of $306.3 million at December 31, 2015. This represented a decrease of $209.2 million, over the 180-day cumulative negative gap of $1.1 billion at December 31, 2014. In theory, this would indicate that at December 31, 2015, $908.0 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

Asset and Liability Maturity/Repricing Gap

	December 31, 2015
	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
		(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits with other institutions	$14,522	$1,245	$20,000	$249	$36,016
Investment securities at carrying value	188,537	169,004	318,522	2,543,572	3,219,635
Gross loans, net of deferred fees	1,157,744	224,151	340,174	2,298,740	4,020,809

Total	$1,360,803	$394,400	$678,696	$4,842,561	$7,276,460

Interest-bearing liabilities
Savings deposits	$1,293,210	$—	$—	$663,388	$1,956,598
Time deposits	516,320	91,167	77,062	25,939	710,488
FHLB advances and other borrowings	736,704	—	—	—	736,704
Junior subordinated debentures	25,774	—	—	—	25,774

Total	$2,572,008	$91,167	$77,062	$689,327	$3,429,564

Period GAP	$(1,211,205)	$303,233	$601,634	$4,153,234	$3,846,896

Cumulative GAP	$(1,211,205)	$(907,972)	$(306,338)	$3,846,896

	December 31, 2014
	90 days or less	Over 90 days to 180 days	Over 180 days to 365 days	Over 365 days	Total
		(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits with other institutions	$12,027	$1,288	$21,458	$3,083	$37,856
Investment securities at carrying value	157,015	132,592	289,840	2,559,239	3,138,686
Gross loans, net of deferred fees	1,083,302	187,297	355,433	2,198,164	3,824,196

Total	$1,252,344	$321,177	$666,731	$4,760,486	$7,000,738

Interest-bearing liabilities
Savings deposits	$1,374,131	$29,695	$54,966	$503,294	$1,962,086
Time deposits	550,829	100,681	100,639	24,058	776,207
FHLB advances and other borrowings	609,627	—	—	199,479	809,106
Junior subordinated debentures	25,774	—	—	—	25,774

Total	$2,560,361	$130,376	$155,605	$726,831	$3,573,173

Period GAP	$(1,308,017)	$190,801	$511,126	$4,033,655	$3,427,565

Cumulative GAP	$(1,308,017)	$(1,117,216)	$(606,090)	$3,427,565

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of interest-earning assets or interest-bearing liabilities. In general, whether we report a positive gap in the short-term period or negative gap in the long-term period does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

Approximately $2.43 billion, or 75%, of the total investment portfolio at December 31, 2015 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2015.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	-2.32%
- 100 basis points	-1.50%

(1) Changes from the base case for a 12-month period

Based on our current models, we believe that the interest rate risk profile of the balance sheet is generally well matched with a slight asset sensitive bias over a two year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

•

We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A- or greater and one company is rated B.

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

•

We have $381.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. At December 31, 2015, we had $46.0 million in short-term borrowings.

•	Our secured borrowing capacity with the FHLB was $2.58 billion, of which $2.58 billion was available as of December 31, 2015.

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

Our Risk Management Policy and Program and the Code of Ethical Conduct are cornerstones for controlling compliance risk. An integral part of controlling this risk is the proper training of associates. The Chief Risk Officer is responsible for developing and executing a comprehensive compliance training program. The Chief Risk Officer seeks to provide our associates with adequate training commensurate to their job functions to ensure compliance with banking laws and regulations.

Our Risk Management Policy and Program includes a risk-based audit program aimed at identifying internal control deficiencies and weaknesses. The Compliance Management Program includes two levels of review. One is in-depth audits performed by our internal audit department under the direction of the Chief Auditor and supplemented by independent external firms, and the other is periodic monitoring performed by the Risk Management Division. Annually, an Audit Plan for the Company is developed and presented for approval to the Audit Committee of the Board.

The Company utilizes independent external firms to conduct compliance audits as a means of identifying weaknesses in the compliance program. The annual Audit also includes a review of selected centers and departments.

The Risk Management Division conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to verify whether our associates are adhering to established policies and procedures. Any material exceptions identified are brought forward to the appropriate department head, the Audit Committee and the Risk Management Committee.

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we attempt to ensure that all complaints are given prompt attention. Our Compliance Management Policy and Program include provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews formal complaints to determine if a significant compliance risk exists and communicates those findings to the Compliance Management and Risk Management Committees.

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

Cybersecurity Risk

Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, devices, financial control, customer internet banking, customer information, email, data processing systems, or other bank or third party applications. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action. While we have implemented various measures which seek to protect our Company, our customers’ information and the Bank from the risk of fraud, data security breaches or service interruptions, there can be no assurance that these measures will be effective in preventing breaches or losses for us or our customers.

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

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We currently do not enter into futures, forwards, or option contracts. For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 7 —Management’s Discussion and Analysis of Financial Condition and the Results of Operations presented elsewhere in this report. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CVB Financial Corp.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Page
Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2015 and 2014	93
Consolidated Statements of Earnings and Comprehensive Income — Years Ended December 31, 2015, 2014 and 2013	94
Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2015, 2014 and 2013	95
Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014 and 2013	96
Notes to Consolidated Financial Statements	98
Report of Independent Registered Public Accounting Firm	87

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2015.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CVB Financial Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 29, 2016

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

During the fiscal quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company, corporate governance and our audit committee financial experts is incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” and “Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “Audit Committee” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning the executive officers of the Company, see Item I of Part I hereto.

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

The following table summarizes information as of December 31, 2015 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)
Equity compensation plans approved by security holders	1,288,438	$11.00	843,392
Equity compensation plans not approved by security holders	—	$—	—

Total	1,288,438	$11.00	843,392

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

(3) Exhibits

The listing of exhibits required by this item is set forth in the Index to Exhibits on page 154 of this Annual Report on Form 10-K.

(b)	Exhibits

See Index to Exhibits on Page 154 of this Form 10-K.

(c)	Financial Statement Schedules

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2016.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND V. O’BRIEN III Raymond V. O’Brien	Chairman of the Board	February 29, 2016

/s/ GEORGE. A. BORBA, JR. George A. Borba, Jr.	Vice Chairman	February 29, 2016

/s/ STEPHEN A. DEL GUERCIO Stephen A. Del Guercio	Director	February 29, 2016

/s/ ROBERT M. JACOBY Robert M. Jacoby	Director	February 29, 2016

/s/ KRISTINA M. LESLIE Kristina M. Leslie	Director	February 29, 2016

/s/ HAL W. OSWALT Hal W. Oswalt	Director	February 29, 2016

/s/ SAN E. VACCARO San E. Vaccaro	Director	February 29, 2016

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/s/ RICHARD C. THOMAS Richard C. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$102,772	$95,030
Interest-earning balances due from Federal Reserve	3,325	10,738

Total cash and cash equivalents	106,097	105,768

Interest-earning balances due from depository institutions	32,691	27,118
Investment securities available-for-sale, at fair value (with amortized cost of $2,337,715 at December 31, 2015, and $3,083,582 at December 31, 2014)	2,368,646	3,137,158
Investment securities held-to-maturity (with fair value of $853,039 at December 31, 2015, and $2,177 at December 31, 2014)	850,989	1,528
Investment in stock of Federal Home Loan Bank (FHLB)	17,588	25,338
Loans and lease finance receivables	4,016,937	3,817,067
Allowance for loan losses	(59,156)	(59,825)

Net loans and lease finance receivables	3,957,781	3,757,242

Premises and equipment, net	31,382	33,591
Bank owned life insurance	130,956	126,927
Accrued interest receivable	22,732	23,194
Intangibles	2,265	3,214
Goodwill	74,244	74,244
Other real estate owned	6,993	5,637
Income taxes	47,251	31,461
Other assets	21,585	25,500

Total assets	$7,671,200	$7,377,920

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,250,174	$2,866,365
Interest-bearing	2,667,086	2,738,293

Total deposits	5,917,260	5,604,658
Customer repurchase agreements	690,704	563,627
FHLB advances	—	199,479
Other borrowings	46,000	46,000
Accrued interest payable	264	1,161
Deferred compensation	11,269	10,291
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	1,696	—
Other liabilities	54,834	48,821

Total liabilities	6,747,801	6,499,811

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,384,982 at December 31, 2015, and 105,893,216 at December 31, 2014	502,571	495,220
Retained earnings	399,919	351,814
Accumulated other comprehensive income, net of tax	20,909	31,075

Total stockholders’ equity	923,399	878,109

Total liabilities and stockholders’ equity	$7,671,200	$7,377,920

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Interest income:
Loans and leases, including fees	$185,663	$181,619	$179,631
Investment securities:
Investment securities available-for-sale	63,190	68,214	50,211
Investment securities held-to-maturity	9,018	164	188

Total investment income	72,208	68,378	50,399

Dividends from FHLB stock	2,774	2,130	2,033
Federal funds sold	634	427	221
Interest-earning deposits with other institutions	234	349	489

Total interest income	261,513	252,903	232,773

Interest expense:
Deposits	5,266	4,977	4,887
Borrowings	2,867	10,991	10,999
Junior subordinated debentures	438	421	621

Total interest expense	8,571	16,389	16,507

Net interest income before recapture of provision for loan losses	252,942	236,514	216,266
Recapture of provision for loan losses	(5,600)	(16,100)	(16,750)

Net interest income after recapture of provision for loan losses	258,542	252,614	233,016

Noninterest income:
Service charges on deposit accounts	15,567	15,778	15,923
Trust and investment services	8,642	8,118	8,071
Bankcard services	3,094	3,386	3,481
BOLI income	2,561	2,428	2,511
Gain on sale of loans	732	6,001	—
(Loss) gain on sale of securities, net	(22)	—	2,094
Decrease in FDIC loss sharing asset, net	(902)	(3,591)	(12,860)
Gain on OREO, net	416	1,020	3,131
Other	3,395	3,272	2,936

Total noninterest income	33,483	36,412	25,287

Noninterest expense:
Salaries and employee benefits	78,878	77,118	71,015
Occupancy and equipment	14,892	15,264	14,504
Professional services	6,188	6,018	5,709
Software licenses and maintenance	3,930	4,464	4,671
Promotion	5,015	5,195	4,681
(Recapture of) provision for unfunded loan commitments	(500)	(1,250)	500
Amortization of intangible assets	949	1,137	1,127
Debt termination expense	13,870	—	—
OREO expense	443	307	856
Insurance reimbursements	—	(372)	(4,155)
Acquisition related expenses	475	1,973	—
Other	16,519	16,375	15,120

Total noninterest expense	140,659	126,229	114,028

Earnings before income taxes	151,366	162,797	144,275

Income taxes	52,221	58,776	48,667

Net earnings	$99,145	$104,021	$95,608

Other comprehensive income:
Unrealized (loss) gain on securities arising during the period	$(17,550)	$69,661	$(88,562)
Less: Reclassification adjustment for net loss (gain) on securities included in net income	22	—	(2,094)

Other comprehensive (loss) income, before tax	(17,528)	69,661	(90,656)
Less: Income tax benefit (expense) related to items of other comprehensive (loss) income	7,362	(29,256)	38,075

Other comprehensive (loss) income, net of tax	(10,166)	40,405	(52,581)

Comprehensive income	$88,979	$144,426	$43,027

Basic earnings per common share	$0.93	$0.98	$0.91
Diluted earnings per common share	$0.93	$0.98	$0.91
Cash dividends declared per common share	$0.480	$0.400	$0.385

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	104,890	$484,709	$235,010	$43,251	$762,970
Repurchase of common stock	(42)	(559)	—	—	(559)
Exercise of stock options	428	4,517	—	—	4,517
Tax benefit from exercise of stock options	—	475	—	—	475
Shares issued pursuant to stock-based compensation plan	94	1,926	—	—	1,926
Cash dividends declared on common stock ($0.385 per share)	—	—	(40,469)	—	(40,469)
Net earnings	—	—	95,608	—	95,608
Other comprehensive loss	—	—	—	(52,581)	(52,581)

Balance, December 31, 2013	105,370	491,068	290,149	(9,330)	771,887

Repurchase of common stock	(384)	(5,474)	—	—	(5,474)
Exercise of stock options	512	5,522	—	—	5,522
Tax benefit from exercise of stock options	—	1,116	—	—	1,116
Shares issued pursuant to stock-based compensation plan	395	2,988	—	—	2,988
Cash dividends declared on common stock ($0.400 per share)	—	—	(42,356)	—	(42,356)
Net earnings	—	—	104,021	—	104,021
Other comprehensive income	—	—	—	40,405	40,405

Balance, December 31, 2014	105,893	495,220	351,814	31,075	878,109

Repurchase of common stock	(54)	(834)	—	—	(834)
Exercise of stock options	449	5,144	—	—	5,144
Tax benefit from exercise of stock options	—	308	—	—	308
Shares issued pursuant to stock-based compensation plan	97	2,733	—	—	2,733
Cash dividends declared on common stock ($0.480 per share)	—	—	(51,040)	—	(51,040)
Net earnings	—	—	99,145	—	99,145
Other comprehensive loss	—	—	—	(10,166)	(10,166)

Balance, December 31, 2015	106,385	$502,571	$399,919	$20,909	$923,399

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Interest and dividends received	$277,593	$263,878	$244,205
Service charges and other fees received	29,604	34,527	30,494
Interest paid	(9,467)	(16,067)	(16,616)
Net cash paid to vendors, employees and others	(132,499)	(134,913)	(93,076)
Income taxes paid	(58,500)	(58,589)	(53,200)
(Payments to) proceeds from FDIC, loss share agreement	(1,089)	(1,134)	4

Net cash provided by operating activities	105,642	87,702	111,811

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	7,750	10,413	24,320
Net change in interest-earning balances from depository institutions	(5,573)	53,687	—
Proceeds from sale of investment securities available-for-sale	975	—	99,155
Proceeds from repayment of investment securities available-for-sale	395,430	349,473	414,881
Proceeds from maturity of investment securities available-for-sale	128,709	75,916	80,546
Purchases of investment securities available-for-sale	(694,630)	(805,544)	(920,657)
Proceeds from repayment of investment securities held-to-maturity	23,677	—	—
Proceeds from maturity of investment securities held-to-maturity	27,348	—	—
Net increase in loan and lease finance receivables	(189,707)	(16,767)	(87,276)
Proceeds from sale of loans	3,629	9,668	—
Proceeds from sales of premises and equipment	926	663	25
Purchase of premises and equipment	(1,869)	(1,893)	(2,421)
Proceeds from sales of other real estate owned	2,587	5,825	12,971
Cash acquired on purchase of American Security Bank, net of cash paid	—	50,038	—

Net cash used in investing activities	(300,748)	(268,521)	(378,456)

Cash Flows from Financing Activities
Net increase in other deposits	378,321	291,005	149,271
Net (decrease) increase in time deposits	(65,719)	44,647	(32,627)
Repayment of FHLB advances	(200,000)	—	—
Repayment of junior subordinated debentures	—	—	(41,238)
Net (decrease) increase in other borrowings	—	(23,000)	43,000
Net increase (decrease) in customer repurchase agreements	127,077	(79,624)	170,007
Cash dividends on common stock	(48,862)	(42,298)	(29,939)
Repurchase of common stock	(834)	(5,474)	(559)
Proceeds from exercise of stock options	5,144	5,522	4,517
Tax benefit related to exercise of stock options	308	1,116	475

Net cash provided by financing activities	195,435	191,894	262,907

Net increase in cash and cash equivalents	329	11,075	(3,738)
Cash and cash equivalents, beginning of period	105,768	94,693	98,431

Cash and cash equivalents, end of period	$106,097	$105,768	$94,693

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$99,145	$104,021	$95,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of loans	(732)	(6,001)	—
Loss (gain) on sale of investment securities	22	—	(2,094)
Loss (gain) on sale of premises and equipment, net	177	66	(14)
Gain on sale of other real estate owned	(384)	(957)	(3,048)
Amortization of capitalized prepayment penalty on borrowings	521	273	272
Increase in bank owned life insurance	(4,029)	(2,314)	(2,435)
Net amortization of premiums and discounts on investment securities	19,540	21,020	27,064
Accretion of PCI discount	(4,032)	(5,825)	(12,856)
Recapture of provision for loan losses	(5,600)	(16,100)	(16,750)
(Recapture of) provision for unfunded loan commitments	(500)	(1,250)	500
Valuation adjustment on other real estate owned	162	65	489
Change in FDIC loss share asset	902	3,591	12,860
(Payments to) proceeds from FDIC, loss share agreement	(1,089)	(1,134)	4
Stock-based compensation	2,733	2,988	1,926
Depreciation and amortization, net	(1,995)	559	2,449
Change in accrued interest receivable	462	(419)	304
Change in accrued interest payable	(897)	5	(382)
Change in other assets and liabilities	1,236	(10,886)	7,914

Total adjustments	6,497	(16,319)	16,203

Net cash provided by operating activities	$105,642	$87,702	$111,811

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$1,696	$—	$3,533
Transfer of loans to other real estate owned	$3,721	$1,963	$1,492
Transfer of loans held for investment to loans held-for-sale	$—	$—	$3,667
Transfer of AFS securities to HTM securities	$898,598	$—	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2015

1. BUSINESS

The consolidated financial statements include the accounts of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank” or “CBB”) after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara, and the Central Valley area of California. The Bank operates 40 Business Financial Centers, eight Commercial Banking Centers, and three trust offices. The Company opened a new Commercial Banking Center in Santa Barbara in January 2016. The Company is headquartered in the city of Ontario, California.

On October 14, 2015, we announced that we have entered into a merger agreement with County Commerce Bank, pursuant to which County Commerce Bank will merge into Citizens Business Bank when the transaction closes. County Commerce Bank is headquartered in Ventura County with four branch locations in Ventura County with total assets of approximately $250 million. This acquisition would extend our geographic footprint northward into the central coast of California. We expect to close this announced acquisition in the first quarter of 2016.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segments — The Company’s operating business units have been divided into two reportable segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. The Business Financial and Commercial Banking Centers lines of business generally consist of loans, deposits, and fee generating products and services that the Bank offers to its clients and prospects. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.” Refer to Note 21 — Business Segments of these consolidated financial statements.

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

Cash and cash equivalents — Cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing balances due from depository institutions with initial terms of ninety days or less, are included in Cash and cash equivalents.

Investment Securities — The Company classifies as held-to-maturity (“HTM”) those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale (“AFS”). Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the estimated terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost.

At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment (“OTTI”). Other-than-temporary impairment on investment securities is not recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the Company will not have to sell prior to recovery of the noncredit impairment. Otherwise, the portion of the total impairment that is attributable to the credit loss would be recorded in earnings, and the remaining difference between the debt security’s amortized cost and its fair value would be included in other comprehensive income.

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

Loans Held-for-Sale — Loans held-for-sale include loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value. If a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for loan losses (“ALLL”). Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Any subsequent decline in value or any subsequent gain on sale of the loan(s) is recorded in current earnings and reported as part of other noninterest income. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans.

Loans and Lease Finance Receivables — Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees and purchase price discounts. Purchase Credit Impaired (“PCI”) loans are those loans that when we acquired them were deemed to be impaired. PCI loans are included in total loans and lease finance receivables as of December 31, 2015. Refer to Note 7 — Loans and Lease Finance Receivables and Allowance for Loan Losses for total loans, excluding PCI loans, by type and to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. To the extent that such commitments are unfunded, the related unfunded amounts are not reflected in the accompanying consolidated financial statements.

The Company receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories for which collateral is deemed necessary are real estate, principally commercial and industrial income-producing properties, Small Business Administration (“SBA”) loans, real estate mortgages, assets utilized in dairy & livestock and agribusiness, and various personal property assets utilized in commercial and industrial business governed by the Uniform Commercial Code.

Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs and purchase price discounts are recognized in interest income over the loan term using the effective-yield method.

Interest on loans and lease finance receivables, excluding PCI loans, is credited to income based on the principal amounts of such loans or receivables outstanding. Loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Loans, excluding PCI loans, on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, the accrual of interest on loans, excluding PCI loans, is discontinued when the loan becomes 90 days past due, or when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors, and this determination involves significant judgment. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method. Nonaccrual loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months. A nonaccrual loan may return to accrual status sooner based on other significant events or mitigating circumstances. This policy is consistently applied to all types of loans and lease finance receivables, excluding PCI loans.

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

When determining whether or not a loan modification is a TDR under ASC 310-40, the Company evaluates loan modification requests from borrowers experiencing financial difficulties on a case-by-case basis. Any such modifications granted are unique to the borrower’s circumstances. Because of the Company’s focus on the commercial lending sector, each business customer has unique attributes, which in turn means that modifications of loans to those customers are not easily categorized by type, key features, or other terms, but are evaluated individually based on all relevant facts and circumstances pertaining to the modification request and the borrower’s/guarantor’s financial condition at the time of the request. The evaluation of whether or not a borrower is experiencing financial difficulties will include, among other relevant factors considered by the Company, a review of significant factors such as (i) whether the borrower is in default on any of its debt, (ii) whether the borrower is experiencing payment delinquency, (iii) whether the global cash flows of the borrower and the owner guarantor(s) of the borrower have diminished below what is necessary to service existing debt obligations, (iv) whether the borrower’s forecasted cash flows will be insufficient to service the debt in future periods or in accordance with the contractual terms of the existing agreement through maturity, (v) whether the borrower is unable to refinance the subject debt from other financing sources with similar terms, and (vi) whether the borrower is in jeopardy as a going-concern and/or considering bankruptcy. In any case, the debtor is presumed to be experiencing financial difficulties if the Company determines it is probable the debtor will default on the original loan if the modification is not granted.

The types of loans subject to modification vary greatly, but during the subject period are concentrated in commercial and industrial loans, dairy & livestock and agricultural loans, and term loans to commercial real estate investors. Some examples of key features include payment deferrals and delays, interest rate reductions, and extensions or renewals where the contract rate may or may not be below the market rate of interest for debt with similar characteristics as those of the modified debt. The typical length of the modified terms ranges from three (3) to twelve (12) months; however, all actual modified terms will depend on the facts, circumstances and attributes of the specific borrower requesting a modification. In general, after a careful evaluation of all relevant facts and circumstances taken together, including the nature of any concession, certain modification requests will result in troubled debt restructurings while certain other modifications will not, pursuant to the criteria and judgments as discussed throughout this report. In certain cases, modification requests for delays or deferrals of principal were evaluated and determined to be exempt from TDR reporting because they constituted insignificant delays under ASC 310-40-15.

In situations where the Company has determined that the borrower is experiencing financial difficulties and is evaluating whether a concession is insignificant, and therefore does not result in a TDR, such analysis is based on an evaluation of both the amount and the timing of the restructured payments, including the following factors:

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

Most modified loans not classified and accounted for as a TDR were performing and paying as agreed under their original terms in the six-month period immediately preceding a request for modification. Subsequently, these modified loans have continued to perform under the modified terms and deferrals that amounted to insignificant delays, which in turn is supported by the facts and circumstances of each individual customer and loan as described above. Payment performance continues to be monitored once modifications are made. The Company’s favorable experience regarding “re-defaults” under modified terms, or upon return of the loan to its original terms, indicates that such relief may improve ultimate collection and reduces the Company’s risk of loss.

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

Appraisals of the collateral for impaired collateral dependent loans are typically ordered at the time the loan is identified as showing signs of inherent weakness. These appraisals are normally updated at least annually, or more frequently, if there are concerns or indications that the value of the collateral may have changed significantly since the previous appraisal. On an exception basis, a specific valuation allowance is recorded on collateral dependent impaired loans when a current appraisal is not yet available, a recent appraisal is still under review or on single-family residential (“SFR”) mortgage loans if the loans are currently under review for a loan modification. Such valuation allowances are generally based on previous appraisals adjusted for current market conditions, based on preliminary appraisal values that are still being reviewed or for SFR mortgage loans under review for modification on an appraisal or indications of comparable home sales from external sources.

Charge-offs of unsecured consumer loans are recorded when the loan reaches 120 days past due or sooner as circumstances indicate. Except for the charge-offs of unsecured consumer loans, the charge-off policy is applied consistently across all portfolio segments. Impaired single-family mortgage loans that have been modified in accordance with the various government modification programs are also measured based on the present value of the expected cash flows discounted at the loan’s pre-modification interest rate. The Company recognizes the change in present value attributable to the passage of time as interest income on such performing SFR mortgage loans and the amount of interest income recognized to date has been insignificant.

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

During the fourth quarter of 2015 the Bank implemented an enhanced ALLL methodology and governance. These enhancements included (i) changes to the look back period, (ii) further aggregation of the loan segments, (iii) updates of the historical loss rates, (iv) updates to the qualitative factors, and (v) updates to the documentation, controls and validation of the ALLL methodology. The look back period was changed from the previous rolling 20-quarters to a through-the-cycle time frame beginning with the first quarter of 2009 through the fourth quarter of 2015. This change encompasses the time period outlined and continues to expand by one quarter until such time that the current economic cycle ends, triggered by independent evidence that a recession has begun. This change was implemented to lengthen the look back period to produce meaningful results that more appropriately reflect the level of incurred losses in the Bank’s loan portfolio given the current, extended credit cycle. Similarly, the Bank analyzed its various loan segments and aggregated loans with similar risk characteristics into eight (8) segments in order to capture sufficient loss observations, and to produce more reliable historical loss rates for a given segment. In addition, the Bank enhanced its calculation of loss emergence periods for each loan segment and applied them to the through-the-cycle historical loss rates. The update to the qualitative factor component of the ALLL provided for increased use of quantitative metrics and application to each of the factors utilizing a comparison of current measurements to historical results within the range of the expanded look back period. Based upon the aforementioned changes in the ALLL methodology the documentation, controls, validation and governance processes have been further enhanced to ensure that the overall ALLL process is structured, transparent and repeatable.

Purchase Credit Impaired Loans — PCI loans are those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we were “covered” for reimbursement for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. We account for PCI loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool). Refer to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type at December 31, 2015.

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

FDIC Loss Sharing Asset — On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of SJB from the FDIC in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC covered a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as covered assets during the term of the indemnification agreement. Under the terms of such loss sharing agreement, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries up to $144.0 million with respect to “covered” assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement covered 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date.

The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset was dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset were determined on the same basis as the loss estimates on the related covered loans and was the present value of the cash flows the Company expected to collect from the FDIC under the loss sharing agreement. The difference between the present value and the undiscounted cash flows the Company expected to collect from the FDIC was accreted (or amortized) into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset was adjusted for any changes in expected cash flows based on covered loan performance. Any increases in the cash flows of covered loans over those expected reduced the FDIC indemnification asset and any decreases in the cash flows of covered loans over those acquired decreased the FDIC indemnification asset, with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life. These increases and decreases to the FDIC indemnification asset were recorded as adjustments to noninterest income. As the loss sharing agreement for commercial loans expired on October 16, 2014, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC was included in other liabilities December 31, 2015.

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

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives of the respective asset and are computed on a straight-line basis. The ranges of useful lives of the principal classes of assets are as follows:

Bank premises	15 – 39 years

Leasehold improvements	Shorter of estimated economic lives of 15 years or term of the lease.

Computer equipment	3 – 5 years

Furniture, fixtures and equipment	5 – 7 years

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2015.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Use of Fair Value — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a non-recurring basis, such as impaired loans, OREO, goodwill, and other intangible assets. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 20 — Fair Value Information of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Bank Owned Life Insurance — The Company invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a select group of employees. The Company is the owner and primary beneficiary of these policies. BOLI is recorded as an asset at the cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employee.

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

At December 31, 2015, the Company had three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured at fair value as of the grant date with compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Statement of Cash Flows — Cash and cash equivalents, as reported in the statements of cash flows, include cash and due from banks, interest-bearing balances due from depository institutions and federal funds sold with original maturities of three months or less. Cash flows from loans and deposits are reported net.

CitizensTrust — This division provides trust, investment and brokerage related services and asset management, as well as financial planning, estate planning, retirement planning, and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario and Newport Beach. At December 31, 2015, CitizensTrust had approximately $2.42 billion in assets under management and administration, including $1.88 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 15 — Commitments and Contingencies at December 31, 2015, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements — In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new guidance reduces the number of consolidation models from four to two as well as simplifies the FASB Accounting Standards Codification and improves GAAP by placing more of an emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing the consolidation conclusions for public and private companies in several industries that typically make use of VIE’s. ASU 2015-02 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period-Adjustments”. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statement for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4. BUSINESS COMBINATIONS

American Security Bank Acquisition (“ASB”)

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

For the year ended December 31, 2015 and 2014, the Company incurred non-recurring merger related expenses associated with the ASB acquisition of zero and $2.0 million, respectively.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,752	$—	$(7)	$5,745	0.24%
Residential mortgage-backed securities	1,788,857	26,001	(1,761)	1,813,097	76.55%
CMOs/REMICs — residential	380,166	4,689	(1,074)	383,781	16.20%
Municipal bonds	157,940	3,036	(3)	160,973	6.80%
Other securities	5,000	50	—	5,050	0.21%

Total available-for-sale securities	$2,337,715	$33,776	$(2,845)	$2,368,646	100.00%

Investment securities held-to-maturity (1):
Government agency/GSEs	$293,338	$1,176	$(734)	$293,780	34.47%
Residential mortgage-backed securities	232,053	—	(1,293)	230,760	27.27%
CMO	1,284	569	—	1,853	0.15%
Municipal bonds	324,314	3,051	(719)	326,646	38.11%

Total held-to-maturity securities	$850,989	$4,796	$(2,746)	$853,039	100.00%

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$339,071	$—	$(8,228)	$330,843	10.55%
Residential mortgage-backed securities	1,884,370	36,154	(3,028)	1,917,496	61.12%
CMOs/REMICs — residential	297,318	7,050	(277)	304,091	9.69%
Municipal bonds	557,823	22,463	(645)	579,641	18.48%
Other securities	5,000	87	—	5,087	0.16%

Total available-for-sale securities	$3,083,582	$65,754	$(12,178)	$3,137,158	100.00%

Investment securities held-to-maturity (1):
CMO	$1,528	$649	$—	$2,177	100.00%

Total held-to-maturity securities	$1,528	$649	$—	$2,177	100.00%

(1)	Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

During the quarter ended September 30, 2015, investment securities were transferred from the available-for-sale security portfolio to the held-to-maturity security portfolio. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in AOCI and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$48,854	$47,301	$28,186
Tax-advantaged	14,336	20,913	22,025
Investment securities held-to-maturity:
Taxable	4,451	164	188
Tax-advantaged	4,567	—	—

Total interest income from investment securities	$72,208	$68,378	$50,399

Approximately 85% of the total investment securities portfolio at December 31, 2015 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2015 and 2014. At December 31, 2015, the Bank had $1.5 million in CMOs backed by whole loans issued by private-label companies (non-government sponsored).

There was a $22,000 realized loss for the year ended December 31, 2015, compared to zero realized gains or losses for the year ended December 31, 2014 and $2.1 million realized gains for the year ended December 31, 2013.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,745	$(7)	$—	$—	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	—	—	437,699	(1,761)
CMOs/REMICs — residential	171,923	(1,074)	—	—	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	—	—	—	—	—	—

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSEs	$84,495	$(734)	$—	$—	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	—	—	230,760	(1,293)
CMO	—	—	—	—	—	—
Municipal bonds	110,119	(719)	—	—	110,119	(719)
Other securities	—	—	—	—	—	—

Total held-to-maturity securities	$425,374	$(2,746)	$—	$—	$425,374	$(2,746)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$22,224	$28	$307,873	$8,200	$330,097	$8,228
Residential mortgage-backed securities	19,636	4	145,681	3,024	165,317	3,028
CMOs/REMICs — residential	—	—	31,143	277	31,143	277
Municipal bonds	1,953	23	24,812	622	26,765	645
Other securities	—	—	—	—	—	—

Total available-for-sale securities	$43,813	$55	$509,509	$12,123	$553,322	$12,178

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

Government Agency & Government-Sponsored Enterprise (“GSE”) — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of December 31, 2015, approximately $215.6 million in U.S. government agency bonds were callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds.

Mortgage-Backed Securities (“MBS”) and CMOs/REMICs — Most of the Company’s mortgage-backed and CMOs/REMICs securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.3 years. Of the total MBS/CMO, 99.94% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. The remaining 0.06% are issued by banks. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related OTTI recognized in earnings for the years ended December 31, 2015 and 2014.

Municipal Bonds — The majority of the our municipal bonds, with maturities of approximately 8.4 years, are insured by the largest U.S. bond insurance companies. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is attributable to the changes in interest rates and not credit quality. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs. These investments are not considered other than temporarily impaired at December 31, 2015.

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

At December 31, 2015 and 2014, investment securities having a carrying value of approximately $2.81 billion and $3.11 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2015, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMOs/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMOs/REMICs are included in maturity categories based upon estimated prepayment speeds.

	December 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$13,758	$13,980	$—	$—
Due after one year through five years	1,967,040	1,993,960	153,226	153,004
Due after five years through ten years	129,268	130,620	376,604	376,113
Due after ten years	227,649	230,086	321,159	323,922

Total investment securities	$2,337,715	$2,368,646	$850,989	$853,039

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2015.

6. Acquired SJB ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired SJB and entered into a loss sharing agreements with the FDIC that is more fully discussed in the Note 3 — Summary of Significant Accounting Policies included herein. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The acquired loans are accounted for as PCI loans. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain was the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

At December 31, 2015, the remaining discount associated with the PCI loans approximated $3.9 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $2.1 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools, which approximates 3 years. The loss sharing agreement for commercial loans expired October 16, 2014.

The following table provides a summary of PCI loans and lease finance receivables by type and their credit quality indicators for the periods presented.

	December 31,
	2015	2014
	(Dollars in thousands)
Commercial and industrial	$7,473	$14,605
SBA	393	1,110
Real estate:
Commercial real estate	81,786	109,350
Construction	—	—
SFR mortgage	193	205
Dairy & livestock and agribusiness	1,429	4,890
Municipal lease finance receivables	—	—
Consumer and other loans	2,438	3,336

Gross PCI loans	93,712	133,496
Less: Purchase accounting discount	(3,872)	(7,129)

Gross PCI loans, net of discount	89,840	126,367
Less: Allowance for PCI loan losses	—	—

Net PCI loans	$89,840	$126,367

Credit Quality Indicators

The following table summarizes PCI loans by internal risk ratings for the periods presented.

	December 31,
	2015	2014
	(Dollars in thousands)
Pass	$24,210	$26,706
Watch list	52,191	77,371
Special mention	11,142	8,203
Substandard	6,169	21,216
Doubtful & loss	—	—

Total PCI gross loans	$93,712	$133,496

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for PCI loans. The ALLL for PCI loans is determined separately from total loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully discussed in Note 3 — Summary of Significant Accounting Policies, included herein. As of December 31, 2015 and 2014, there were no allowances for loan losses recorded for PCI loans.

FDIC Loss Sharing (Liability) Asset

The following table summarizes the activity related to the FDIC loss sharing (liability) asset for the periods presented.

	For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$299	$4,764
FDIC share of additional losses, net of recoveries	(902)	342
Cash paid to FDIC, net	1,089	1,134
Net amortization (1)	—	(3,932)
Other reductions, net	(715)	(2,009)

Balance, end of period	$(229)	$299

(1)	Net amortization included accelerated amortization as a result of loans being paid off in full, sold, or transferred to OREO.

Through December 31, 2015, the Bank has submitted claims to the FDIC for net losses on PCI loans totaling $120.1 million.

7. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	December 31,
	2015	2014
	(Dollars in thousands)
Commercial and industrial	$434,099	$390,011
SBA	106,867	134,265
Real estate:
Commercial real estate	2,643,184	2,487,803
Construction	68,563	55,173
SFR mortgage	233,754	205,124
Dairy & livestock and agribusiness	305,509	279,173
Municipal lease finance receivables	74,135	77,834
Consumer and other loans	69,278	69,884

Gross loans, excluding PCI loans	3,935,389	3,699,267
Less: Deferred loan fees, net	(8,292)	(8,567)

Gross loans, excluding PCI loans, net of deferred loan fees	3,927,097	3,690,700
Less: Allowance for loan losses	(59,156)	(59,825)

Net loans, excluding PCI loans	3,867,941	3,630,875

PCI Loans	93,712	133,496
Discount on PCI loans	(3,872)	(7,129)

PCI loans, net	89,840	126,367

Total loans and lease finance receivables	$3,957,781	$3,757,242

As of December 31, 2015, 67.16% of the total gross loan portfolio (excluding PCI loans) consisted of commercial real estate loans and 1.74% of the total loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2015, $173.0 million, or 6.54% of the total commercial real estate loans included loans secured by farmland, compared to $165.6 million, or 6.66%, at December 31, 2014. The loans secured by farmland included $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015, compared to $144.1 million for loans secured by dairy & livestock land and $21.5 million for loans secured by agricultural land at December 31, 2014. As of December 31, 2015, dairy & livestock and agribusiness loans of $305.5 million was comprised of $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans, compared to $268.1 million for dairy & livestock loans and $11.1 million for agribusiness loans at December 31, 2014.

At December 31, 2015, the Company held approximately $1.97 billion of total fixed rate loans, including PCI loans.

At December 31, 2015 and 2014, loans totaling $2.91 billion and $2.78 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2015 and 2014.

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

Pass Watch List — Pass Watch list loans usually require more than normal management attention. Loans that qualify for the Pass Watch List may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.

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

The following table summarizes each type of loans, excluding PCI loans, according to our internal risk ratings for the periods presented.

	December 31, 2015
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$299,436	$99,215	$33,000	$2,403	$45	$434,099
SBA	65,827	21,614	13,169	4,854	1,403	106,867
Real estate:
Commercial real estate
Owner occupied	638,026	134,088	54,758	11,481	—	838,353
Non-owner occupied	1,545,688	195,927	26,170	37,046	—	1,804,831
Construction
Speculative	31,999	6,187	—	7,651	—	45,837
Non-speculative	22,726	—	—	—	—	22,726
SFR mortgage	209,518	17,689	3,556	2,991	—	233,754
Dairy & livestock and agribusiness	131,026	154,621	19,862	—	—	305,509
Municipal lease finance receivables	44,805	24,389	4,941	—	—	74,135
Consumer and other loans	53,027	11,817	1,618	2,708	108	69,278

Total gross loans, excluding PCI loans	$3,042,078	$665,547	$157,074	$69,134	$1,556	$3,935,389

	December 31, 2014
	Pass	Watch List	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$234,029	$105,904	$33,795	$16,031	$252	$390,011
SBA	84,769	24,124	15,858	7,920	1,594	134,265
Real estate:
Commercial real estate
Owner occupied	552,072	159,908	46,248	32,139	—	790,367
Non-owner occupied	1,347,006	241,809	56,353	52,268	—	1,697,436
Construction
Speculative	28,310	613	—	7,651	—	36,574
Non-speculative	18,071	528	—	—	—	18,599
SFR mortgage	174,311	20,218	2,442	8,153	—	205,124
Dairy & livestock and agribusiness	174,783	85,660	8,612	10,015	103	279,173
Municipal lease finance receivables	35,463	22,349	20,022	—	—	77,834
Consumer and other loans	62,904	2,233	1,789	2,763	195	69,884

Total gross loans, excluding PCI loans	$2,711,718	$663,346	$185,119	$136,940	$2,144	$3,699,267

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

Management believes that the ALLL was appropriate at December 31, 2015 and 2014. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans, excluding PCI loans, by portfolio segment for the periods presented.

	For the Year Ended December 31, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses (1)	Ending Balance December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(411)	$319	$1,606	$8,588
SBA	2,557	(37)	41	(1,568)	993
Real estate:
Commercial real estate	33,373	(117)	4,330	(591)	36,995
Construction	988	—	581	820	2,389
SFR mortgage	2,344	(215)	186	(212)	2,103
Dairy & livestock and agribusiness	5,479	—	407	143	6,029
Municipal lease finance receivables	1,412	—	—	(259)	1,153
Consumer and other loans	1,262	(229)	76	(203)	906
Unallocated (1)	5,336	—	—	(5,336)	—

Total allowance for loan losses	$59,825	$(1,009)	$5,940	$(5,600)	$59,156

	For the Year Ended December 31, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$8,502	$(888)	$873	$(1,413)	$7,074
SBA	2,332	(50)	114	161	2,557
Real estate:
Commercial real estate	39,402	(353)	140	(5,816)	33,373
Construction	1,305	—	885	(1,202)	988
SFR mortgage	2,718	—	401	(775)	2,344
Dairy & livestock and agribusiness	11,728	(1,061)	492	(5,680)	5,479
Municipal lease finance receivables	2,335	—	—	(923)	1,412
Consumer and other loans	960	(17)	154	165	1,262
Unallocated (1)	5,953	—	—	(617)	5,336

Total allowance for loan losses	$75,235	$(2,369)	$3,059	$(16,100)	$59,825

(1)	Based upon changes to our ALLL methodology, as described earlier in this document, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

	For the Year Ended December 31, 2013
	Ending Balance December 31, 2012	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$8,901	$(2,491)	$544	$1,548	$8,502
SBA	2,751	—	215	(634)	2,332
Real estate:
Commercial real estate	47,457	—	402	(8,457)	39,402
Construction	2,291	—	703	(1,689)	1,305
SFR mortgage	3,448	(252)	367	(845)	2,718
Dairy & livestock and agribusiness	18,696	—	109	(7,077)	11,728
Municipal lease finance receivables	1,588	—	—	747	2,335
Consumer and other loans	1,170	(108)	55	(157)	960
Unallocated	6,139	—	—	(186)	5,953

Total allowance for loan losses	$92,441	$(2,851)	$2,395	$(16,750)	$75,235

The following tables present the recorded investment in loans held-for-investment, excluding PCI loans, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses for the periods presented.

	December 31, 2015
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$1,643	$432,456	$626	$7,962
SBA	3,248	103,619	10	983
Real estate:
Commercial real estate	40,293	2,602,891	—	36,995
Construction	7,651	60,912	13	2,376
SFR mortgage	6,253	227,501	20	2,083
Dairy & livestock and agribusiness	3,685	301,824	—	6,029
Municipal lease finance receivables	—	74,135	—	1,153
Consumer and other loans	933	68,345	—	906
Unallocated	—	—	—	—

Total	$63,706	$3,871,683	$669	$58,487

	December 31, 2014
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$3,020	$386,991	$615	$6,459
SBA	3,180	131,085	296	2,261
Real estate:
Commercial real estate	48,011	2,439,792	154	33,219
Construction	7,651	47,522	—	988
SFR mortgage	6,979	198,145	35	2,309
Dairy & livestock and agribusiness	15,796	263,377	—	5,479
Municipal lease finance receivables	—	77,834	—	1,412
Consumer and other loans	1,155	58,749	449	813
Unallocated	—	9,980	—	5,336

Total	$85,792	$3,613,475	$1,549	$58,276

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

A loan is reported as a TDR when the Bank grants a concession(s) to a borrower experiencing financial difficulties that the Bank would not otherwise consider. Examples of such concessions include a reduction in the interest rate, deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt of similar risk. As a result of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan losses.

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

The following tables present the recorded investment in, and the aging of, past due and nonaccrual loans, excluding PCI loans, by type of loans for the periods presented.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$—	$—	$—	$704	$433,395	$434,099
SBA	—	—	—	2,567	104,300	106,867
Real estate:
Commercial real estate
Owner occupied	—	—	—	4,174	834,179	838,353
Non-owner occupied	354	—	354	10,367	1,794,110	1,804,831
Construction
Speculative (2)	—	—	—	—	45,837	45,837
Non-speculative	—	—	—	—	22,726	22,726
SFR mortgage	1,082	—	1,082	2,688	229,984	233,754
Dairy & livestock and agribusiness	—	—	—	—	305,509	305,509
Municipal lease finance receivables	—	—	—	—	74,135	74,135
Consumer and other loans	—	—	—	519	68,759	69,278

Total gross loans, excluding PCI Loans	$1,436	$—	$1,436	$21,019	$3,912,934	$3,935,389

(1)	As of December 31, 2015, $7.9 million of nonaccruing loans were current, $456,000 were 30-59 days past due, $9.1 million were 60-89 days past due and $3.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$943	$35	$978	$2,308	$386,725	$390,011
SBA	75	—	75	2,481	131,709	134,265
Real estate:
Commercial real estate
Owner occupied	36	86	122	4,072	786,173	790,367
Non-owner occupied	—	—	—	19,246	1,678,190	1,697,436
Construction
Speculative (2)	—	—	—	—	36,574	36,574
Non-speculative	—	—	—	—	18,599	18,599
SFR mortgage	425	—	425	3,240	201,459	205,124
Dairy & livestock and agribusiness	—	—	—	103	279,070	279,173
Municipal lease finance receivables	—	—	—	—	77,834	77,834
Consumer and other loans	64	17	81	736	69,067	69,884

Total gross loans, excluding PCI Loans	$1,543	$138	$1,681	$32,186	$3,665,400	$3,699,267

(1)	As of December 31, 2014, $20.1 million of nonaccruing loans were current, $3.7 million were 30-59 days past due, $8.5 million were 90+ days.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At December 31, 2015, the Company had impaired loans, excluding PCI loans, of $63.7 million. Of this amount, there was $14.5 million of nonaccrual commercial real estate loans, $2.7 million of nonaccrual SFR mortgage loans, $2.6 million of nonaccrual SBA loans, $704,000 of nonaccrual commercial and industrial loans, and $519,000 of nonaccrual consumer and other loans. These impaired loans included $55.3 million of loans whose terms were modified in a troubled debt restructuring, of which $12.6 million are classified as nonaccrual. The remaining balance of $42.7 million consisted of 34 loans performing according to the restructured terms. The impaired loans had a specific allowance of $669,000 at December 31, 2015. At December 31, 2014, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $85.8 million with a related allowance of $1.5 million.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,017	$1,894	$—	$1,122	$38
SBA	3,207	3,877	—	3,333	51
Real estate:
Commercial real estate
Owner occupied	6,252	7,445	—	6,718	97
Non-owner occupied	34,041	37,177	—	34,639	1,787
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	5,665	6,453	—	5,771	109
Dairy & livestock and agribusiness	3,685	3,684	—	3,687	177
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	890	1,454	—	922	17

Total	54,757	61,984	—	56,192	2,276

With a related allowance recorded:
Commercial and industrial	626	695	626	637	—
SBA	41	47	10	45	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	7,651	7,651	13	7,651	388
Non-speculative	—	—	—	—	—
SFR mortgage	588	640	20	607	12
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	43	45	—	45	—

Total	8,949	9,078	669	8,985	400

Total impaired loans	$63,706	$71,062	$669	$65,177	$2,676

	As of and For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,391	$3,624	$—	$2,487	$41
SBA	1,853	2,197	—	1,886	53
Real estate:
Commercial real estate
Owner occupied	16,961	18,166	—	18,027	938
Non-owner occupied	30,068	38,156	—	30,133	723
Construction
Speculative	7,651	7,651	—	7,651	310
Non-speculative	—	—	—	—	—
SFR mortgage	6,512	7,493	—	6,566	110
Dairy & livestock and agribusiness	15,796	17,587	—	19,060	1,057
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	673	1,094	—	623	2

Total	81,905	95,968	—	86,433	3,234

With a related allowance recorded:
Commercial and industrial	629	698	615	552	—
SBA	1,327	1,591	296	714	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	982	1,278	154	573	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	467	484	35	474	—
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	482	508	449	285	—

Total	3,887	4,559	1,549	2,598	—

Total impaired loans	$85,792	$100,527	$1,549	$89,031	$3,234

	As of and For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,055	$3,843	$—	$3,248	$66
SBA	1,613	2,084	—	1,717	—
Real estate:
Commercial real estate
Owner occupied	13,041	14,133	—	13,463	548
Non-owner occupied	20,399	26,155	—	21,313	817
Construction
Speculative	17,617	18,408	—	18,043	310
Non-speculative	9,201	9,201	—	9,217	572
SFR mortgage	10,919	12,516	—	10,408	103
Dairy & livestock and agribusiness	17,702	17,702	—	19,205	434
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	385	445	—	389	—

Total	93,932	104,487	—	97,003	2,850

With a related allowance recorded:
Commercial and industrial	293	301	293	305	—
SBA	72	78	72	81	—
Real estate:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SFR mortgage	486	489	103	479	—
Dairy & livestock and agribusiness	12,110	12,783	2,702	13,377	209
Municipal lease finance receivables	—	—	—	—	—
Consumer and other loans	16	19	4	18	—

Total	12,977	13,670	3,174	14,260	209

Total impaired loans	$106,909	$118,157	$3,174	$111,263	$3,059

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of December 31, 2015 and 2014 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded a recapture of the reserve for unfunded loan commitments of $500,000 for the year ended

December 31, 2015, compared with a recapture of provision for unfunded loan commitments of $1.3 million for the year ended December 31, 2014 and a provision for unfunded loan commitments of $500,000 for the year ended December 31, 2013. As of December 31, 2015 and December 31, 2014, the balance in this reserve was $7.2 million and $7.7 million, respectively, and was included in other liabilities.

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

As of December 31, 2015, there were $55.3 million of loans classified as a TDR, of which $12.6 million were nonperforming and $42.7 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2015, performing TDRs were comprised of 13 commercial real estate loans of $25.8 million, one construction loan of $7.7 million, two dairy & livestock and agribusiness loans of $3.7 million, 11 SFR mortgage loans of $3.6 million, five commercial and industrial loans of $939,000, one consumer loan of $414,000 and one SBA loan of $681,000. There were no loans removed from TDR classification for the years ended December 31, 2015 and 2014.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $607,000 and $726,000 of specific allowance to TDRs as of December 31, 2015 and December 31, 2014, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Year Ended December 31,
	2015	2014 (1)
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$53,589	$66,955
New modifications	3,689	462
Payoffs and payments, net	(15,235)	(14,527)
TDRs returned to accrual status	644	699
TDRs placed on nonaccrual status	—	—

Ending balance	$42,687	$53,589

Nonperforming TDRs:
Beginning balance	$20,285	$25,119
New modifications	661	4,372
Charge-offs	—	(1,061)
Transfer to OREO	(842)	—
Payoffs and payments, net	(6,838)	(7,446)
TDRs returned to accrual status	(644)	(699)
TDRs placed on nonaccrual status	—	—

Ending balance	$12,622	$20,285

Total TDRs	$55,309	$73,874

(1)	New modifications for the year ended December 31, 2014 included six TDRs acquired from ASB.

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

	For the Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2015	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	1	203	203	203	203
SBA:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	330	330	320	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	823	823	821	—
Non-owner occupied
Interest rate reduction	1	2,376	2,376	2,316	—
Change in amortization period or maturity	1	280	280	280	—
SFR mortgage:
Interest rate reduction	1	322	322	326	—
Change in amortization period or maturity	—	—	—	—	—

Total loans	7	$4,334	$4,334	$4,266	$203

	For the Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2014	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction (3) (4)	3	$553	$553	$522	$185
Change in amortization period or maturity	—	—	—	—	—
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction (3)	1	199	199	187	—
Change in amortization period or maturity	—	—	—	—	—
Non-owner occupied
Interest rate reduction (3)	3	3,573	3,573	3,469	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Consumer:
Interest rate reduction (4)	1	421	421	419	—
Change in amortization period or maturity	—	—	—	—	—

Total loans	8	$4,746	$4,746	$4,597	$185

	For the Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2013	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	4	621	621	570	95
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	1	168	168	138	—
Non-owner occupied
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Construction:
Speculative
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
SFR mortgage:
Interest rate reduction	3	1,365	1,365	1,349	—
Change in amortization period or maturity	—	—	—	—	—
Dairy & livestock and agribusiness:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	10	26,915	26,915	22,662	149

Total loans	18	$29,069	$29,069	$24,719	$244

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
(3)	New modifications for the year ended December 31, 2014 included six TDRs acquired from ASB.
(4)	New modifications for the year ended December 31, 2014 included three TDRs that include both an interest rate reduction and a maturity extension.

As of December 31, 2015, 2014 and 2013, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during each of the years ended December 31, 2015, 2014 and 2013, respectively.

8. OTHER REAL ESTATE OWNED

The following table summarizes the activity related to total OREO for the periods presented.

	For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$5,637	$6,979
Additions	3,721	3,591
Dispositions	(2,203)	(4,868)
Valuation adjustments	(162)	(65)

Balance, end of period	$6,993	$5,637

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	As of and for the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$74,244	$55,097
Addition from the ASB acquisition	—	19,147

Balance, end of period	$74,244	$74,244

The following summarizes activity of amortizable core deposit intangible (“CDI”) assets for the for the periods presented.

	As of and For the Year Ended December 31,
	2015			2014
	Gross CDI Amount	Accumulated Amortization	Net CDI Amount	Gross CDI Amount	Accumulated Amortization	Net CDI Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$34,089	$(30,875)	$3,214	$31,999	$(29,738)	$2,261
Additions due to acquisitions	—			2,090

Balance of intangible assets, end of period	$34,089	$(31,824)	$2,265	$34,089	$(30,875)	$3,214

Aggregate amortization expense:
For year ended December 31,	$949			$1,137
Estimated Amortization Expense:
For the year ending December 31, 2016	$737
For the year ending December 31, 2017	631
For the year ending December 31, 2018	562
For the year ending December 31, 2019	335
Thereafter	—

At December 31, 2015 the weighted average remaining life of intangible assets is approximately 1.2 years.

10. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following for the periods presented.

	As of December 31,
	2015	2014
	(Dollars in thousands)
Land	$8,425	$8,425
Bank premises	48,251	48,481
Furniture and equipment	36,265	39,272

Premises and equipment, gross	92,941	96,178
Accumulated depreciation and amortization	(61,559)	(62,587)

Premises and equipment, net	$31,382	$33,591

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2026, at which time the Company can exercise options that could extend certain leases through 2036. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015, excluding property taxes and insurance, are as follows:

Year:	As of December 31, 2015
(Dollars in thousands)
2016	$5,307
2017	4,905
2018	3,500
2019	2,213
2020	1,232
Thereafter	1,435

Total	$18,592

Total rental expense for the Company was approximately $5.5 million, $5.7 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

11. OTHER ASSETS

Other assets were comprised of the following for the periods presented.

	As of December 31,
	2015	2014
	(Dollars in thousands)
Prepaid expenses	$4,104	$4,109
Interest rate swaps	9,344	10,080
Other assets	8,137	11,311

Total	$21,585	$25,500

12. INCOME TAXES

Income tax expense consists of the following.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current provision:
Federal	$40,021	$38,957	$38,881
State	17,040	15,968	13,996

	57,061	54,925	52,877

Deferred provision/(benefit):
Federal	(3,443)	2,534	(3,260)
State	(1,397)	1,317	(950)

	(4,840)	3,851	(4,210)

Total	$52,221	$58,776	$48,667

Income tax asset consists of the following.

	As of December 31,
	2015	2014
	(Dollars in thousands)
Current:
Federal	$7,414	$4,522
State	2,998	4,437

	10,402	8,959

Deferred:
Federal	28,799	18,304
State	8,050	4,198

	36,849	22,502

Total	$47,251	$31,461

The components of the net deferred tax asset are as follows.

	As of December 31,
	2015	2014
	(Dollars in thousands)
Federal
Deferred tax assets:
Bad debt and credit loss deduction	$23,180	$23,805
Depreciation	121	—
Net operating loss carryforward	562	672
Deferred compensation	3,642	3,300
Other intangibles	—	5
PCI loans	10,572	23,667
FDIC loss sharing asset	210	—
California franchise tax	2,613	3,461
Other, net	3,897	6,140

Gross deferred tax asset	44,797	61,050

Deferred tax liabilities:
Depreciation	—	4,019
Intangibles — acquisitions	868	1,858
FDIC loss sharing asset	—	13,831
FHLB Stock	2,747	3,913
Deferred income	2,745	2,430
Unrealized gain on investment securities, net	9,638	16,695

Gross deferred tax liability	15,998	42,746

Net deferred tax asset — federal	$28,799	$18,304

State
Deferred tax assets:
Bad debt and credit loss deduction	$7,172	$6,014
Depreciation	440	—
Net operating loss carryforward	—	34
Deferred compensation	1,127	1,030
Other intangibles	—	668
PCI loans	3,242	—
FDIC loss sharing asset	97	6,498
Other, net	1,206	1,911

Gross deferred tax asset	13,284	16,155

Deferred tax liabilities:
Depreciation	—	589
Intangibles — acquisitions	269	—
PCI loans	—	4,389
FHLB Stock	851	797
Deferred income	762	374
Unrealized gain on investment securities, net	3,352	5,808

Gross deferred tax liability	5,234	11,957

Net deferred tax asset — state	$8,050	$4,198

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows.

	For the Year Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$52,978	35.0%	$56,979	35.0%	$50,496	35.0%
State franchise taxes, net of federal benefit	10,457	6.9%	11,233	6.9%	8,734	6.1%
Tax-exempt income	(7,619)	(5.0%)	(8,622)	(5.3%)	(10,189)	(7.1%)
Tax credits	(1,014)	(0.7%)	(1,014)	(0.6%)	(940)	(0.7%)
Other, net	(2,581)	(1.7%)	200	0.1%	566	0.4%

Provision for income taxes	$52,221	34.5%	$58,776	36.1%	$48,667	33.7%

The change in unrecognized tax benefits in 2015 and 2014 follows.

	For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$3,016	$3,016
Additions for tax positions related to prior years	—	—
Reductions due to lapse of statue of limitations	(156)	—
Settlement with tax authorities	(1,185)	—

Balance, end of period	$1,675	$3,016

The total amount of unrecognized tax benefits at December 31, 2015 of $1.7 million would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2015 was $196,000. The Company records interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2009 through 2015 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2006 through 2015 are open to audit by state authorities.

13. DEPOSITS

The composition of deposits is summarized below.

	As of December 31,
	2015		2014
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$3,250,174	54.9%	$2,866,365	51.1%
Interest-bearing deposits
Savings deposits	1,956,598	33.1%	1,962,086	35.0%
Time deposits	710,488	12.0%	776,207	13.9%

Total deposits	$5,917,260	100.0%	$5,604,658	100.0%

Time deposits with balances of $250,000 or more amounted to approximately $418.0 million and $438.3 million at December 31, 2015 and 2014, respectively. Interest expense on such deposits amounted to approximately $787,000, $667,000 and $657,000, for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the scheduled maturities of time certificates of deposit are as follows.

Year of maturity:	December 31, 2015
(Dollars in thousands)
2016	$684,549
2017	9,754
2018	1,470
2019	1,591
2020 and thereafter	13,124

Total	$710,488

At December 31, 2015, the Company had a single public depositor with certificates of deposit balances of approximately $280.1 million. These certificates mature January through March 2016.

14. BORROWINGS

Customer Repurchase Agreements

In November 2006, the Bank began a repurchase agreement product with its customers. This product, known as Citizens Sweep Manager, sells the Bank’s securities overnight to its customers under an agreement to repurchase them the next day. As of December 31, 2015 and 2014, total funds borrowed under these agreements were $690.7 million and $563.6 million, respectively, with a weighted average interest rate of 0.24% for both years.

Federal Home Loan Bank Advances

On February 23, 2015 we repaid our last outstanding FHLB advance which carried a fixed interest rate of 4.52%. At December 31, 2014, FHLB advances were $199.5 million.

At December 31, 2015, $2.91 billion of loans and $2.81 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The Bank incurred prepayment penalties on borrowings of $13.9 million in 2015, compared to zero for 2014 and 2013.

Other Borrowings

At December 31, 2015, the Bank had $46.0 million in short-term borrowings with the FHLB at a cost of 28 basis points, compared to $46.0 million at a cost of 10 basis points at December 31, 2014.

Junior Subordinated Debentures

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debentures, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred

Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2015, these securities continue to be outstanding.

15. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2015 and 2014, the Bank had commitments to extend credit of approximately $744.0 million and $694.4 million, respectively, and obligations under letters of credit of $35.1 million and $34.6 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $7.2 million as of December 31, 2015 and $7.7 million as of December 31, 2014 included in other liabilities.

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

At December 31, 2015, the Bank has available lines of credit totaling $3.23 billion from correspondent banks, FHLB and Federal Reserve Bank of which $2.84 billion were secured.

Other Contingencies

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving employment, wage-hour and labor law claims, lender liability claims, trust and estate administration claims, and consumer and privacy claims, some of which may be styled as “class action” or representative cases. Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2015, the Company does not have any litigation reserves.

The Company is involved in the following legal actions and complaints which we currently believe could be material to us.

A purported shareholder class action complaint was filed against the Company on August 23, 2010, in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256- MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (our President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company, in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint. On January 21, 2011, the District Court consolidated the two actions for all purposes under the Lloyd action, now captioned as Case No. CV 10-06256-MMM (PJWx). At the same time, the District Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff in the consolidated action and approved the Jacksonville Fund’s selection of lead counsel for the plaintiffs in the consolidated action.

On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. The consolidated complaint alleges that defendants, among other things, misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. Specifically, defendants are alleged to have violated applicable accounting rules and to have made misrepresentations in connection with the Company’s allowance for loan loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. The consolidated complaint sought compensatory damages and other relief in favor of the purported class.

Following the filing by each side of various motions and briefs, and a hearing on August 29, 2011, the District Court issued a ruling on January 12, 2012, granting defendants’ motion to dismiss the consolidated complaint, but the ruling provided the plaintiffs with leave to file an amended complaint within 45 days of the date of the order. On February 27, 2012, the plaintiffs filed a first amended complaint against the same defendants, and, following filings by both sides and another hearing on June 4, 2012, the District Court issued a ruling on August 21, 2012, granting defendants’ motion to dismiss the first amended complaint, but providing the plaintiffs with leave to file another amended complaint within 30 days of this ruling. On September 20, 2012, the plaintiffs filed a second amended complaint against the same defendants, the Company filed its third motion to dismiss on October 25, 2012, and following another hearing on February 25, 2013, the District Court issued an order dismissing the plaintiffs’ complaint for the third time on May 9, 2013, which became a final, appealable order on September 30, 2013.

On October 24, 2013, the plaintiffs filed a notice of appeal of the District Court’s final order of dismissal with the U.S. Court of Appeals for the Ninth Circuit. Following the filing of appellate briefs by the respective parties, the Court of Appeals conducted a hearing and oral argument in the case on December 10, 2015. On February 1, 2016, subsequent to the end of the reporting period covered by this Form 10-K, the Court of Appeals issued its decision in the case. This decision affirmed the district court’s decision in part, reversed it in part and remanded the case for further proceedings in the District Court. Upon remand to the District Court, we expect to undertake discovery and motion practice with respect to the remaining claims of the plaintiffs which survived the appeal.

The Company intends to continue to vigorously contest and defend the plaintiff’s allegations with respect to the remaining claims in this case.

On February 28, 2011, a purported and related shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint named as defendants the members of our board of directors and also referred to unnamed defendants allegedly responsible for the conduct alleged. The Company was included as a nominal defendant. The complaint alleged breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleged, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate loan portfolio. Plaintiff sought compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief.

On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, over the succeeding four year period, the parties filed repeated notices to postpone the Court’s hearing on the defendants’ demurrer, pending resolution of the consolidated federal securities shareholder class action complaint. However, on January 18, 2016, subsequent to the end of the reporting period covered by this Form 10-K, the Court signed a Minute Order agreeing to the parties’ joint stipulation to dismiss the shareholder derivative action complaint without prejudice.

A former employee and service manager filed a complaint against the Company, on December 29, 2014, in an action entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, individually and on behalf of the Company’s branch-based employees and managers who are classified as “exempt” under California and federal employment laws. The case is styled as a putative class action lawsuit and alleges, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. On February 11, 2015, the same law firm representing Morgan filed a second complaint, entitled Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “non-exempt” hourly employees. On April 6, 2015, these two cases were consolidated in a first amended complaint under the rubric of the Morgan case in Los Angeles County Superior Court. The first amended complaint seeks class certification, the appointment of the plaintiffs as class representatives, and an unspecified amount of damages and penalties.

On May 11, 2015, the Company filed its answer to the first amended complaint denying all allegations regarding the plaintiffs’ claims and asserting various defenses. The parties are currently engaged in discovery, and briefing by the parties in connection with the class certification motion is not expected to commence until at least the summer of 2016. The Company intends to vigorously contest both (x) the allegations that the case should be certified as one or more class or representative actions as well as (y) the substantive merits of any consolidated lawsuit in the event that it is permitted to proceed.

We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if material or if such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our disclosures accordingly. Because the outcomes of the federal securities class action appeal and the consolidated wage-hour class action case summarized above are uncertain, we cannot predict any range of loss or even if any loss is probable related to these two actions. We do not presently believe that the ultimate resolution of any of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

16. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2015, the Company has various deferred compensation plans, and severance arrangements it assumed through the acquisition of other banks in prior years. These plans require the Company to make periodic payments to former employees upon retirement, upon a change in control, and in certain instances, to beneficiaries of former employees upon death. Payments made by the Company under these agreements totaled approximately $751,000, $866,000 and $881,000 for each of the years ended December 31, 2015, 2014 and 2013, respectively. The total expense recorded by the Company for these deferred compensation agreements was approximately $600,000, $544,000 and $561,000 for each of the years ended December 31, 2015, 2014 and 2013, respectively.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company during the years ended December 31, 2015, 2014 and 2013.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The Bank, however, does fund the cost of these plans through the purchase of life insurance policies, which are recorded in other assets of the consolidated balance sheets. The amounts funded by employees totaled $2.5 million as of December 31, 2015.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2.8 million in 2015, $3.1 million in 2014 and $2.7 million in 2013.

17. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2015, 2014 and 2013, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 238,000, 213,000 and 744,000 million, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$99,145	$104,021	$95,608
Less: Net earnings allocated to restricted stock	515	544	298

Net earnings allocated to common shareholders	$98,630	$103,477	$95,310

Weighted average shares outstanding	105,715	105,239	104,729
Basic earnings per common share	$0.93	$0.98	$0.91

Diluted earnings per common share:
Net income allocated to common shareholders	$98,630	$103,477	$95,310

Weighted average shares outstanding	105,715	105,239	104,729
Incremental shares from assumed exercise of outstanding options	477	520	397

Diluted weighted average shares outstanding	106,192	105,759	105,126
Diluted earnings per common share	$0.93	$0.98	$0.91

18. STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. The 2008 Equity Incentive Plan replaced the 2000 Stock Option Plan. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2015, we have 166,710 outstanding options under our 2000 Stock Option Plan.

Stock Options

The Company expensed $549,000, $876,000 and $850,000, for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated fair value of the options granted during 2015 and prior years was calculated using the Black-Scholes options pricing model. There were 83,000, 169,000 and 45,000 options granted during 2015, 2014 and 2013, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2015, 2014 and 2013, was estimated on the date of grant using the following weighted-average assumptions.

	For the Year Ended December 31,
	2015	2014	2013
Dividend yield	2.5%	2.6%	2.9%
Volatility	47.7%	50.3%	50.5%
Risk-free interest rate	1.5%	1.5%	1.2%
Expected life	6.1 years	6.3 years	6.6 years
Weighted average grant date fair value	$5.83	$5.70	$4.68

The expected volatility is solely based on the daily historical stock price volatility over the expected option life. The expected life of options granted is derived from the output of the option valuation model and represents the period of time an optionee will hold an option before exercising it. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury five-year constant maturity yield curve in effect at the time of the grant. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2015 was 6.0%.

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2015.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2015	1,688	$10.92
Granted	83	16.00
Exercised	(449)	11.45
Forfeited or expired	(34)	13.11

Outstanding at December 31, 2015	1,288	$11.00	4.63	$7,629

Vested or expected to vest at December 31, 2015	1,251	$10.93	4.55	$7,502
Exercisable at December 31, 2015	984	$10.04	3.64	$6,774

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.1 million, $2.5 million and $1.4 million, respectively.

As of December 31, 2015, there was a total of $1.1 million in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.1 years. The total fair value of options vested was $524,000, $841,000 and $918,000 during 2015, 2014 and 2013, respectively. Cash received from stock option exercises was $5.1 million, $5.5 million and $4.5 million, in 2015, 2014 and 2013, respectively.

At December 31, 2015, options for the purchase of 1,288,438 shares of the Company’s common stock were outstanding under the above plans, of which options to purchase 984,238 shares were exercisable at prices ranging from $7.68 to $16.97.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock

Under the 2008 Equity Incentive Plan, the Company granted 97,000, 400,000 and 100,000 restricted stock awards during 2015, 2014 and 2013 respectively. The weighted average grant date fair value of restricted stock awards granted in 2015, 2014 and 2013 was $16.07 per share, $14.78 per share and $13.25 per share, respectively. These awards will vest, in equal installments, over a five-year period.

Compensation cost is recognized over the requisite service period, which is five years, and amounted to $2.2 million, $2.1 million and $1.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. Total unrecognized compensation cost related to restricted stock awards was $5.5 million at December 31, 2015.

The table below summarizes activity related to the Company’s non-vested restricted shares for the year ended December 31, 2015.

	Shares (In thousands)	Weighted Average Fair Value
Nonvested at January 1, 2015	570	$13.81
Granted	97	16.07
Vested	(157)	12.81
Forfeited	(4)	14.94

Nonvested at December 31, 2015	506	$14.55

Under the 2008 Equity Incentive Plan, 843,392 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2015.

19. REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct, material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Effective January 1, 2015, the Company and the Bank became subject to a new regulatory capital measure called common equity Tier 1 to risk-weighted assets which was implemented as a result of the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2015 and 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015 and 2014, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2015 and 2014, the Company had $25.0 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2015 and 2014.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Company	$914,972	18.23%	$401,532	≥	8.00%			N/A
Bank	$905,563	18.06%	$401,053	≥	8.00%	$501,316	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$852,189	16.98%	$301,149	≥	6.00%			N/A
Bank	$842,854	16.81%	$300,790	≥	6.00%	$401,053	≥	8.00%
Common equity Tier 1 capital ratio
Company	$827,547	16.49%	$225,861	≥	4.50%			N/A
Bank	$842,854	16.81%	$225,592	≥	4.50%	$325,856	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$852,189	11.22%	$303,794	≥	4.00%			N/A
Bank	$842,854	11.11%	$303,527	≥	4.00%	$379,409	≥	5.00%
As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Company	$853,147	18.24%	$374,144	≥	8.00%			N/A
Bank	$845,951	18.11%	$373,758	≥	8.00%	$467,197	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$794,576	16.99%	$187,072	≥	4.00%			N/A
Bank	$787,439	16.85%	$186,879	≥	4.00%	$280,318	≥	6.00%
Tier 1 Capital (to Average-Assets)
Company	$794,576	10.86%	$292,615	≥	4.00%			N/A
Bank	$787,439	10.77%	$292,392	≥	4.00%	$365,490	≥	5.00%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2015, declare and pay additional dividends of approximately $152.5 million.

20. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2015. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

•

Level 1 — includes assets and liabilities that have an active market that provides an objective quoted value for each unit. Here the active market quoted value is used to measure the fair value. Level 1 has the most objective measurement of fair value. Level 2 is less objective and Level 3 is the least objective (most subjective) in estimating fair value.

•

Level 2 — assets and liabilities are ones where there is no active market in the same assets, but where there are parallel markets or alternative means to estimate fair value using observable information inputs such as the value placed on similar assets or liability that were recently traded.

•

Level 3 — fair values are based on information from the entity that reports these values in their financial statements. Such data are referred to as unobservable, in that the valuations are not based on data available to parties outside the entity.

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

There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2015 and 2014.

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

Investment Securities Held–to–Maturity — Investment securities held-to-maturity are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy. The held-to-maturity CMO investment is valued based upon quotes obtained from an independent third-party pricing service. The Company categorized its held-to-maturity CMO investment as Level 3.

Loans — The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees, purchase price discounts and the allocable portion of the allowance for loan losses.

The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ specific credit risks since the origination or purchase of such loans. Rather, the allocable portion of the allowance for loan losses and the purchase price discounts are considered to provide for such changes in estimating fair value. As a result, this fair is not necessarily the value which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities — AFS:
Government agency/GSEs	$5,745	$—	$5,745	$—
Residential mortgage-backed securities	1,813,097	—	1,813,097	—
CMOs/REMICs — residential	383,781	—	383,781	—
Municipal bonds	160,973	—	160,973	—
Other securities	5,050	—	5,050	—

Total investment securities — AFS	2,368,646	—	2,368,646	—
Interest rate swaps	9,344	—	9,344	—

Total assets	$2,377,990	$—	$2,377,990	$—

Description of liability
Interest rate swaps	$9,344	$—	$9,344	$—

Total liabilities	$9,344	$—	$9,344	$—

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities — AFS:
Government agency/GSEs	$330,843	$—	$330,843	$—
Residential mortgage-backed securities	1,917,496	—	1,917,496	—
CMOs/REMICs — residential	304,091	—	304,091	—
Municipal bonds	579,641	—	579,641	—
Other securities	5,087	—	5,087	—

Total investment securities — AFS	3,137,158	—	3,137,158	—
Interest rate swaps	10,080	—	10,080	—

Total assets	$3,147,238	$—	$3,147,238	$—

Description of liability
Interest rate swaps	$10,080	$—	$10,080	$—

Total liabilities	$10,080	$—	$10,080	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2015 and 2014, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2015
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$228	$—	$—	$228	$228
SBA	41	—	—	41	15
Real estate:
Commercial real estate	—	—	—	—	—
Construction	7,651	—	—	7,651	13
SFR mortgage	588	—	—	588	20
Dairy & livestock and agribusiness	—	—	—	—	—
Consumer and other loans	258	—	—	258	101
Other real estate owned	948	—	—	948	162

Total assets	$9,714	$—	$—	$9,714	$539

	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2014
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$1,911	$—	$—	$1,911	$771
SBA	1,327	—	—	1,327	296
Real estate:
Commercial real estate	2,500	—	—	2,500	271
Construction	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Dairy & livestock and agribusiness	103	—	—	103	1,061
Consumer and other loans	482	—	—	482	447
Other real estate owned	—	—	—	—	—

Total assets	$6,323	$—	$—	$6,323	$2,846

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of December 31, 2015 and 2014, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2015
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$106,097	$106,097	$—	$—	$106,097
Interest-earning balances due from depository institutions	32,691	—	32,691	—	32,691
FHLB stock	17,588	—	17,588	—	17,588
Investment securities available-for-sale	2,368,646	—	2,368,646	—	2,368,646
Investment securities held-to-maturity	850,989	—	851,186	1,853	853,039
Total loans, net of allowance for loan losses	3,957,781	—	—	3,971,329	3,971,329
Swaps	9,344	—	9,344	—	9,344
Liabilities
Deposits:
Noninterest-bearing	$3,250,174	3,250,174	$—	$—	$3,250,174
Interest-bearing	2,667,086	—	2,666,186	—	2,666,186
Borrowings	736,704	—	736,575	—	736,575
Junior subordinated debentures	25,774	—	27,210	—	27,210
Swaps	9,344	—	9,344	—	9,344

	December 31, 2014
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$105,768	$105,768	$—	$—	$105,768
Interest-earning balances due from depository institutions	27,118	—	27,118	—	27,118
FHLB stock	25,338	—	25,338	—	25,338
Investment securities available-for-sale	3,137,158	—	3,137,158	—	3,137,158
Investment securities held-to-maturity	1,528	—	—	2,177	2,177
Total loans, net of allowance for loan losses	3,757,242	—	—	3,794,454	3,794,454
Swaps	10,080	—	10,080	—	10,080
Liabilities
Deposits:
Noninterest-bearing	$2,866,365	$2,866,365	$—	$—	$2,866,365
Interest-bearing	2,738,293	—	2,739,221	—	2,739,221
Borrowings	809,106	—	822,607	—	822,607
Junior subordinated debentures	25,774	—	26,005	—	26,005
Swaps	10,080	—	10,080	—	10,080

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

21. BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Bank has 40 Business Financial Centers and eight Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock and agribusiness lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

The following tables represent the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 — Summary of Significant Accounting Policies, included herein. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the “Centers” category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the condensed consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Year Ended December 31, 2015
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$143,577	$75,914	$42,022	$—	$261,513
Credit for funds provided (1)	34,876	—	52,193	(87,069)	—

Total interest income	178,453	75,914	94,215	(87,069)	261,513

Interest expense	6,584	1,611	376	—	8,571
Charge for funds used (1)	4,236	62,137	20,696	(87,069)	—

Total interest expense	10,820	63,748	21,072	(87,069)	8,571

Net interest income	167,633	12,166	73,143	—	252,942
Recapture of provision for loan losses	—	—	(5,600)	—	(5,600)

Net interest income after recapture of provision for loan losses	167,633	12,166	78,743	—	258,542

Noninterest income	20,677	(22)	12,828	—	33,483
Noninterest expense	48,568	859	77,362	—	126,789
Debt termination expense	—	13,870	—	—	13,870

Segment pre-tax profit (loss)	$139,742	$(2,585)	$14,209	$—	$151,366

Segment assets as of December 31, 2015	$6,458,711	$3,345,060	$804,258	$(2,936,829)	$7,671,200

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Year Ended December 31, 2014
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$139,061	$71,369	$42,473	$—	$252,903
Credit for funds provided (1)	31,188	—	46,770	(77,958)	—

Total interest income	170,249	71,369	89,243	(77,958)	252,903

Interest expense	6,494	9,590	305	—	16,389
Charge for funds used (1)	3,823	54,885	19,250	(77,958)	—

Total interest expense	10,317	64,475	19,555	(77,958)	16,389

Net interest income	159,932	6,894	69,688	—	236,514
Recapture of provision for loan losses	—	—	(16,100)	—	(16,100)

Net interest income after recapture of provision for loan losses	159,932	6,894	85,788	—	252,614

Noninterest income	20,513	—	15,899	—	36,412
Noninterest expense	47,493	784	77,952	—	126,229
Debt termination expense	—	—	—	—	—

Segment pre-tax profit	$132,952	$6,110	$23,735	$—	$162,797

Segment assets as of December 31, 2014	$6,002,390	$3,268,551	$757,093	$(2,650,114)	$7,377,920

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Year Ended December 31, 2013
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$139,369	$53,234	$40,170	$—	$232,773
Credit for funds provided (1)	26,754	—	41,987	(68,741)	—

Total interest income	166,123	53,234	82,157	(68,741)	232,773

Interest expense	6,137	9,700	670	—	16,507
Charge for funds used (1)	3,193	45,269	20,279	(68,741)	—

Total interest expense	9,330	54,969	20,949	(68,741)	16,507

Net interest income	156,793	(1,735)	61,208	—	216,266
Recapture of provision for loan losses	—	—	(16,750)	—	(16,750)

Net interest income after recapture of provision for loan losses	156,793	(1,735)	77,958	—	233,016

Noninterest income	20,733	2,094	2,460	—	25,287
Noninterest expense	45,268	714	68,046	—	114,028
Debt termination expense	—	—	—	—	—

Segment pre-tax profit (loss)	$132,258	$(355)	$12,372	$—	$144,275

Segment assets as of December 31, 2013	$5,405,939	$2,866,760	$710,844	$(2,318,576)	$6,664,967

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

22. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2015, the Bank has entered into 77 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2015 and 2014, the total notional amount of the Company’s swaps was $189.0 million and $197.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,344	Other liabilities	$9,344

Total derivatives		$9,344		$9,344

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,080	Other liabilities	$10,080

Total derivatives		$10,080		$10,080

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Year Ended December 31,
		2015	2014	2013
		(Dollars in thousands)
Interest rate swaps	Other income	$333	$133	$—

Total		$333	$133	$—

23. OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of OCI for the periods presented.

	For the Year Ended December 31,
	2015			2014			2013
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(22,667)	$(9,519)	$(13,148)	$69,661	$29,256	$40,405	$(88,562)	$(37,196)	$(51,366)
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	6,690	2,808	3,882	—	—	—	—	—	—
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(1,573)	(660)	(913)	—	—	—	—	—	—
Net realized loss (gain) reclassified into earnings	22	9	13	—	—	—	(2,094)	(879)	(1,215)

Net change	$(17,528)	$(7,362)	$(10,166)	$69,661	$29,256	$40,405	$(90,656)	$(38,075)	$(52,581)

The following table provides a summary of the change in accumulated other comprehensive income for the periods presented.

Investment Securities
(Dollars in thousands)
Balance, January 1, 2014	$(9,330)
Net change in fair value recorded in accumulated OCI	40,405
Net realized loss reclassified into earnings	—

Balance, December 31, 2014	$31,075

Net change in fair value recorded in accumulated OCI	(10,179)
Net realized loss reclassified into earnings	13

Balance, December 31, 2015	$20,909

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

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
December 31, 2015
Financial assets:
Derivatives not designated as hedging instruments	$9,344	$—	$—	$9,344	$—	$9,344

Total	$9,344	$—	$—	$9,344	$—	$9,344

Financial liabilities:
Derivatives not designated as hedging instruments	$9,348	$(4)	$9,344	$4	$(16,572)	$(7,224)
Repurchase agreements	690,704	—	690,704	—	(721,102)	(30,398)

Total	$700,052	$(4)	$700,048	$4	$(737,674)	$(37,622)

December 31, 2014
Financial assets:
Derivatives not designated as hedging instruments	$10,080	$—	$—	$10,080	$—	$10,080

Total	$10,080	$—	$—	$10,080	$—	$10,080

Financial liabilities:
Derivatives not designated as hedging instruments	$10,200	$(120)	$10,080	$120	$(16,734)	$(6,534)
Repurchase agreements	563,627	—	563,627	—	(624,578)	(60,951)

Total	$573,827	$(120)	$573,707	$120	$(641,312)	$(67,485)

25. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The following tables provide the parent company only condensed balance sheets, condensed statements of earnings and condensed statements of cash flows for the periods presented.

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	As of December 31,
	2015	2014
	(Dollars in thousands)
Assets
Investment in subsidiaries	$939,064	$895,972
Other assets, net	23,642	19,069

Total assets	$962,706	$915,041

Liabilities	$39,307	$36,932
Stockholders’ equity	923,399	878,109

Total liabilities and stockholders’ equity	$962,706	$915,041

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$53,259	$66,119	$33,149
Dividends from the Bank	49,000	41,000	63,000
Other expense, net	(3,114)	(3,098)	(541)

Net earnings	$99,145	$104,021	$95,608

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$99,145	$104,021	$95,608

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(102,259)	(107,119)	(96,149)
Tax settlement received from the Bank	1,233	1,812	1,903
Stock-based compensation	2,733	2,988	1,926
Other operating activities, net	(2,180)	(3,080)	241

Total adjustments	(100,473)	(105,399)	(92,079)

Net cash (used in) provided by operating activities	(1,328)	(1,378)	3,529

Cash Flows from Investing Activities
Dividends received from the Bank	49,000	41,000	63,000

Net cash provided by investing activities	49,000	41,000	63,000

Cash Flows from Financing Activities
Repayment of junior subordinated debentures	—	—	(41,238)
Cash dividends on common stock	(48,862)	(42,298)	(29,939)
Proceeds from exercise of stock options	5,144	5,522	4,517
Tax benefit related to exercise of stock options	308	1,116	475
Repurchase of common stock	(834)	(5,474)	(559)

Net cash used in financing activities	(44,244)	(41,134)	(66,744)

Net increase (decrease) in cash and cash equivalents	3,428	(1,512)	(215)
Cash and cash equivalents, beginning of period	13,532	15,044	15,259

Cash and cash equivalents, end of period	$16,960	$13,532	$15,044

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited, quarterly results for the periods indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share amounts)
2015
Net interest income	$63,258	$65,917	$62,758	$61,009
Recapture of provision for loan losses	(1,100)	(2,500)	(2,000)	—
Net earnings	28,613	27,886	26,813	15,833
Basic earnings per common share	0.27	0.26	0.25	0.15
Diluted earnings per common share	0.27	0.26	0.25	0.15

2014
Net interest income	$61,175	$61,238	$57,159	$56,942
Recapture of provision for loan losses	—	(1,000)	(7,600)	(7,500)
Net earnings	25,581	24,295	25,484	28,661
Basic earnings per common share	0.24	0.23	0.24	0.27
Diluted earnings per common share	0.24	0.23	0.24	0.27

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)

3.2	Bylaws of CVB Financial Corp., as amended (3)

4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated February 4, 2014 †(5)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(6)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(7)

10.2	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended †

10.3	Form of Indemnification Agreement (8)

10.4	CVB Financial Corp. 2000 Stock Option Plan †(9)

10.5(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(10)

10.5(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan †(11)

10.5(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan †(12)

10.5(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan †(13)

10.5(e)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(14)

10.5(f)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(15)

10.6	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007 †(16)

10.7(a)	Offer letter for Richard C. Thomas, dated November 24, 2010 †(17)

10.7(b)	Severance Compensation Agreement for Richard C. Thomas, dated January 1, 2012 †(18)

10.8(a)	Offer letter for David A. Brager, dated November 17, 2010 †(19)

10.8(b)	Severance Compensation Agreement for David A. Brager, dated January 1, 2012 †(20)

10.9(a)	Offer letter for James F. Dowd, dated May 16, 2008 †(21)

10.9(b)	Severance Compensation Agreement for James F. Dowd, dated January 1, 2012 †(22)

10.10(a)	Offer letter for David C. Harvey, dated December 7, 2009 †(23)

10.10(b)	Severance Compensation Agreement for David C. Harvey, dated January 1, 2012 †(24)

10.11	CVB Financial Corp. 2015 Executive Incentive Plan †(25)

12	Statements regarding computation of ratios

21	Subsidiaries of the Company (26)

23	Consent of KPMG LLP

Exhibit No.

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard C. Thomas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard C. Thomas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-Q, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2009.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference to Exhibits 3.2(A) and 3.2(B) to our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference to Exhibit 4.1 to our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(6)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 7, 2006.
(7)	Incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.
(9)	Incorporated herein by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.
(10)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(11)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 22, 2009
(12)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(13)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(14)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(15)	Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(16)	Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(17)	Incorporated herein by reference to Exhibit 10.10(A) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(18)	Incorporated herein by reference to Exhibit 10.10(B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(19)	Incorporated herein by reference to Exhibit 10.13(A) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(20)	Incorporated herein by reference to Exhibit 10.13 (B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(21)	Incorporated herein by reference to Exhibit 10.15(A) to our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(22)	Incorporated herein by reference to Exhibit 10.14(B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(23)	Incorporated herein by reference to Exhibit 10.21(A) to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(24)	Incorporated herein by reference to Exhibit 10.15(B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(25)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 3, 2015.