Form 10-K/A
period 2015-12-31
CVB FINANCIAL CORP
filed 2016-03-24
CIK 354647

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2015, initially filed with the Securities and Exchange Commission on February 29, 2016 (the “Original Filing”), is being filed for the sole purpose of including the Report of Independent Registered Public Accounting Firm dated February 29, 2016 within Item 8. Financial Statements and Supplementary Data, which was inadvertently omitted from the Annual Report. Except as stated above, this Form 10-K/A does not reflect events occurring after the Original Filing and does not amend, modify, update or change in any way the disclosures or any other information, including any of the financial information, contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CVB Financial Corp.

Index to Consolidated Financial Statements and Financial Statement Schedules

(1)	Included in this amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016. This Form 10-K/A is being filed for the sole purpose of including the Report of Independent Registered Public Accounting Firm dated February 29, 2016, within Item 8. Financial Statements and Supplementary Data, which was inadvertently omitted from the Annual Report. Except as stated above, this Form 10-K/A does not reflect events occurring after the Original Filing and does not amend, modify, update, or change in any way the disclosures or any other information, including any of the financial information, contained in the Original Filing.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 29, 2016

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1) All Financial Statements

Reference is made to the Index to Financial Statements on page 3 for a list of financial statements filed as part of this Form 10-K/A. This Form 10-K/A is being filed for the sole purpose of including the Report of Independent Registered Public Accounting Firm dated February 29, 2016, within Item 8. Financial Statements and Supplementary Data, which was inadvertently omitted from the Annual Report. Except as stated above, this Form 10-K/A does not reflect events occurring after the Original Filing and does not amend, modify, update, or change in any way the disclosures or any other information, including any of the financial information, contained in the Original Filing.

(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements on page 3 for the listing of supplementary financial statement schedules required by this item. This Form 10-K/A is being filed for the sole purpose of including the Report of Independent Registered Public Accounting Firm dated February 29, 2016, within Item 8. Financial Statements and Supplementary Data, which was inadvertently omitted from the Annual Report. Except as stated above, this Form 10-K/A does not reflect events occurring after the Original Filing and does not amend, modify, update, or change in any way the disclosures or any other information, including any of the financial information, contained in the Original Filing.

(3) Exhibits

The listing of exhibits required by this item is set forth in the Index to Exhibits on page 68 of this Form 10-K/A.

(b)	Exhibits

See Index to Exhibits on page 68 of this Form 10-K/A.

(c)	Financial Statement Schedules

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2016.

CVB FINANCIAL CORP.

By:	/s/ Christopher D. Myers
Christopher D. Myers
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)

3.2	Bylaws of CVB Financial Corp., as amended (3)

4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated February 4, 2014 †(5)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(6)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(7)

10.2	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended (8)

10.3	Form of Indemnification Agreement (9)

10.4	CVB Financial Corp. 2000 Stock Option Plan †(10)

10.5(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(11)

10.5(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan †(12)

10.5(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan †(13)

10.5(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(14)

10.5(e)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(15)

10.5(f)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(16)

10.6	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007 †(17)

10.7(a)	Offer letter for Richard C. Thomas, dated November 24, 2010 †(18)

10.7(b)	Severance Compensation Agreement for Richard C. Thomas, dated January 1, 2012 †(19)

10.8(a)	Offer letter for David A. Brager, dated November 17, 2010 †(20)

10.8(b)	Severance Compensation Agreement for David A. Brager, dated January 1, 2012 †(21)

10.9(a)	Offer letter for James F. Dowd, dated May 16, 2008 †(22)

10.9(b)	Severance Compensation Agreement for James F. Dowd, dated January 1, 2012 †(23)

10.10(a)	Offer letter for David C. Harvey, dated December 7, 2009 †(24)

10.10(b)	Severance Compensation Agreement for David C. Harvey, dated January 1, 2012 †(25)

10.11	CVB Financial Corp. 2015 Executive Incentive Plan †(26)

12	Statements regarding computation of ratios(8)

21	Subsidiaries of the Company(8)

23	Consent of KPMG LLP(8)

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard C. Thomas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard C. Thomas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-Q, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2009.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference to Exhibits 3.2(A) and 3.2(B) to our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference to Exhibit 4.1 to our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(6)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 7, 2006.
(7)	Incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(8)	Incorporated herein by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(9)	Incorporated herein by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.
(10)	Incorporated herein by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.
(11)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(12)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 22, 2009
(13)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(14)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(15)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(16)	Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(17)	Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(18)	Incorporated herein by reference to Exhibit 10.10(A) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(19)	Incorporated herein by reference to Exhibit 10.10(B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(20)	Incorporated herein by reference to Exhibit 10.13(A) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(21)	Incorporated herein by reference to Exhibit 10.13 (B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(22)	Incorporated herein by reference to Exhibit 10.15(A) to our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(23)	Incorporated herein by reference to Exhibit 10.14(B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(24)	Incorporated herein by reference to Exhibit 10.21(A) to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(25)	Incorporated herein by reference to Exhibit 10.15(B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(26)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 3, 2015.