Form 10-Q
period 2016-03-31
CVB FINANCIAL CORP
filed 2016-05-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 107,806,175 outstanding as of April 29, 2016.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to, local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities; our ability to attract deposits and other sources of funding or liquidity; supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate; a prolonged slowdown or decline in real estate construction or sales activity; changes in the financial performance and/or condition of our borrowers or key vendors or counterparties; changes in the levels of nonperforming assets, allowance for loan losses and charge-offs; the costs or effects of acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such acquisitions or dispositions; the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, banking capital levels, securities and securities trading and hedging, compliance, fair lending, employment, executive compensation, insurance, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk; inflation, interest rate, securities market and monetary fluctuations; changes in government interest rates or monetary policies; changes in the amount and availability of deposit insurance; cyber-security threats, including loss of system functionality or theft or loss of Company or customer data or money; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, drought, or the effects of pandemic diseases; the timely development and acceptance of new banking products and services and the perceived overall value of these products and services by customers and potential customers; the Company’s relationships with and reliance upon vendors with respect to the operation of certain of the Company’s key internal and external systems and applications; changes in commercial or consumer spending, borrowing and savings preferences or behaviors; technological changes and the expanding use of technology in banking (including the adoption of mobile banking and funds transfer applications); the ability to retain and increase market share, retain and grow customers and control expenses; changes in the competitive environment among financial and bank holding companies, banks and other financial service providers; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions; fluctuations in the price of the Company’s common stock or other securities and the resulting impact on the Company’s ability to raise capital or make acquisitions; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team and/or our board of directors; the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as securities, consumer or employee class action litigation), regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews; our ongoing relations with our various federal and state regulators, including the SEC, FDIC and California DBO; our success at managing the risks involved in the foregoing items and all other factors set forth in the Company’s public reports including its Annual Report on Form 10-K for the year ended December 31, 2015, and particularly the discussion of risk factors within that document. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law. Any statements about future operating results, such as those concerning accretion and dilution to the Company’s earnings or shareholders, are for illustrative purposes only, are not forecasts, and actual results may differ.

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$108,145	$102,772
Interest-earning balances due from Federal Reserve and federal funds sold	131,441	3,325

Total cash and cash equivalents	239,586	106,097

Interest-earning balances due from depository institutions	90,718	32,691
Investment securities available-for-sale, at fair value (with amortized cost of $2,235,684 at March 31, 2016, and $2,337,715 at December 31, 2015)	2,294,659	2,368,646
Investment securities held-to-maturity (with fair value of $825,928 at March 31, 2016, and $853,039 at December 31, 2015)	812,893	850,989
Investment in stock of Federal Home Loan Bank (FHLB)	18,501	17,588
Loans and lease finance receivables	4,173,409	4,016,937
Allowance for loan losses	(59,336)	(59,156)

Net loans and lease finance receivables	4,114,073	3,957,781

Premises and equipment, net	39,922	31,382
Bank owned life insurance	131,594	130,956
Accrued interest receivable	23,067	22,732
Intangibles	5,882	2,265
Goodwill	88,174	74,244
Other real estate owned	6,545	6,993
Income taxes	23,029	47,251
Other assets	32,193	21,585

Total assets	$7,920,836	$7,671,200

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,352,128	$3,250,174
Interest-bearing	2,864,150	2,667,086

Total deposits	6,216,278	5,917,260
Customer repurchase agreements	626,860	690,704
FHLB advances	5,000	-
Other borrowings	-	46,000
Accrued interest payable	275	264
Deferred compensation	11,809	11,269
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	4,152	1,696
Other liabilities	58,826	54,834

Total liabilities	6,948,974	6,747,801

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 107,786,175 at March 31, 2016, and 106,384,982 at December 31, 2015	524,760	502,571
Retained earnings	410,376	399,919
Accumulated other comprehensive income, net of tax	36,726	20,909

Total stockholders’ equity	971,862	923,399

Total liabilities and stockholders’ equity	$7,920,836	$7,671,200

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Interest income:
Loans and leases, including fees	$45,770	$45,542
Investment securities:
Investment securities available-for-sale	12,799	17,934
Investment securities held-to-maturity	5,348	38

Total investment income	18,147	17,972

Dividends from FHLB stock	368	469
Federal funds sold	105	142
Interest-earning deposits with other institutions	110	55

Total interest income	64,500	64,180

Interest expense:
Deposits	1,437	1,293
Borrowings	423	1,773
Junior subordinated debentures	124	105

Total interest expense	1,984	3,171

Net interest income before provision for loan losses	62,516	61,009
Provision for loan losses	-	-

Net interest income after provision for loan losses	62,516	61,009

Noninterest income:
Service charges on deposit accounts	3,747	3,961
Trust and investment services	2,203	2,151
Bankcard services	555	733
BOLI income	547	649
Gain on sale of loans	1,101	-
Other	530	517

Total noninterest income	8,683	8,011

Noninterest expense:
Salaries and employee benefits	21,253	19,295
Occupancy and equipment	3,713	3,652
Professional services	1,366	1,153
Software licenses and maintenance	909	1,030
Promotion	1,427	1,327
Recapture of provision for unfunded loan commitments	-	(500)
Debt termination expense	-	13,870
Acquisition related expenses	849	-
Other	4,847	4,645

Total noninterest expense	34,364	44,472

Earnings before income taxes	36,835	24,548

Income taxes	13,444	8,715

Net earnings	$23,391	$15,833

Other comprehensive income:
Unrealized gain on securities arising during the period, before tax	$27,270	$20,270
Less: Income tax expense related to items of other comprehensive income	(11,453)	(8,514)

Other comprehensive income, net of tax	15,817	11,756

Comprehensive income	$39,208	$27,589

Basic earnings per common share	$0.22	$0.15
Diluted earnings per common share	$0.22	$0.15
Cash dividends declared per common share	$0.12	$0.12

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2016 and 2015

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015	105,893	$495,220	$351,814	$31,075	$878,109
Repurchase of common stock	(32)	(497)	-	-	(497)
Exercise of stock options	306	3,313	-	-	3,313
Tax benefit from exercise of stock options	-	614	-	-	614
Shares issued pursuant to stock-based compensation plan	80	732	-	-	732
Cash dividends declared on common stock ($0.12 per share)	-	-	(12,742)	-	(12,742)
Net earnings	-	-	15,833	-	15,833
Other comprehensive loss	-	-	-	11,756	11,756

Balance, March 31, 2015	106,247	$499,382	$354,905	$42,831	$897,118

Balance, January 1, 2016	106,385	$502,571	$399,919	$20,909	$923,399
Repurchase of common stock	(31)	(392)	-	-	(392)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	25	285	-	-	285
Tax benefit from exercise of stock options	-	-	-	-	-
Shares issued pursuant to stock-based compensation plan	13	654	-	-	654
Cash dividends declared on common stock ($0.12 per share)	-	-	(12,934)	-	(12,934)
Net earnings	-	-	23,391	-	23,391
Other comprehensive income	-	-	-	15,817	15,817

Balance, March 31, 2016	107,786	$524,760	$410,376	$36,726	$971,862

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Interest and dividends received	$68,927	$68,591
Service charges and other fees received	8,081	6,848
Interest paid	(1,980)	(3,981)
Net cash paid to vendors, employees and others	(43,524)	(43,608)
Income taxes paid	-	-
(Payments to) proceeds from FDIC, loss share agreement	(174)	265

Net cash provided by operating activities	31,330	28,115

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	610	-
Proceeds from maturity of interest-earning balances from depository institutions	4,309	1,245
Proceeds from repayment of investment securities available-for-sale	95,004	94,479
Proceeds from maturity of investment securities available-for-sale	16,505	34,014
Purchases of investment securities available-for-sale	(9,888)	(1,967)
Proceeds from repayment of investment securities held-to-maturity	12,236	-
Proceeds from maturity of investment securities held-to-maturity	24,796	-
Net decrease in loan and lease finance receivables	8,331	101,774
Proceeds from sale of loans	6,417	-
Purchase of premises and equipment	(911)	(157)
Proceeds from sales of other real estate owned	200	1,418
Cash paid for County Commerce Bank (CCB) acquisition, net of cash acquired	(7,504)	-

Net cash provided by investing activities	150,105	230,806

Cash Flows from Financing Activities
Net increase in other deposits	101,042	322,642
Net decrease in time deposits	(26,271)	(29,524)
Repayment of FHLB advances	-	(200,000)
Net decrease in other borrowings	(46,000)	(46,000)
Net decrease in customer repurchase agreements	(63,844)	(3,275)
Cash dividends on common stock	(12,766)	(10,590)
Repurchase of common stock	(392)	(497)
Proceeds from exercise of stock options	285	3,313
Tax benefit related to exercise of stock options	-	614

Net cash (used in) provided by financing activities	(47,946)	36,683

Net increase in cash and cash equivalents	133,489	295,604

Cash and cash equivalents, beginning of period	106,097	105,768

Cash and cash equivalents, end of period	$239,586	$401,372

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$23,391	$15,833

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	(1,101)	-
Gain on sale of premises and equipment, net	-	(1)
Gain on sale of other real estate owned	-	(112)
Amortization of capitalized prepayment penalty on borrowings	-	521
Increase in bank owned life insurance	(638)	(630)
Net amortization of premiums and discounts on investment securities	5,177	5,025
Accretion of PCI discount	(800)	(980)
Provision for unfunded loan commitments	-	(500)
Valuation adjustment on other real estate owned	248	33
Change in FDIC loss share liability/asset	53	299
(Payments to) proceeds from FDIC, loss share agreement	(174)	265
Stock-based compensation	654	732
Depreciation and amortization, net	137	(271)
Change in accrued interest receivable	160	322
Change in accrued interest payable	3	(855)
Change in other assets and liabilities	4,220	8,434

Total adjustments	7,939	12,282

Net cash provided by operating activities	$31,330	$28,115

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$4,152	$2,350
Transfer of loans to other real estate owned	$-	$2,824
Issuance of common stock for CCB acquistion	$21,642	$-

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara, and the Central Valley area of California. The Bank operates 44 Business Financial Centers, eight Commercial Banking Centers, and three trust offices. The Company is headquartered in the city of Ontario, California.

On February 29, 2016, we announced the completion of our acquisition of County Commerce Bank (“CCB”), headquartered in Ventura County with four branch locations in Ventura County with total assets of approximately $253 million. This acquisition extends our geographic footprint northward into the central coast of California. Our condensed consolidated financial statements for the first quarter include 31 days of CCB operations, post-merger. See Note 4 – Business Combinations, included herein.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification – Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3—Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC (“Form 10-K”).

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, as well as valuation of deferred tax assets.

Recent Accounting Pronouncements— In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

4.	BUSINESS COMBINATIONS

County Commerce Bank Acquisition

On February 29, 2016, the Bank acquired all of the assets and assumed all of the liabilities of CCB for $20.6 million in cash and $21.6 million in stock. As a result, CCB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further expand its footprint northward into and along the central coast of California. At close, CCB had four branches located in the communities of: Ventura, Oxnard, Camarillo, and Westlake Village. The integration of CCB and CBB was completed in April 2016. This included personnel decisions and system conversions.

Goodwill of $13.9 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The total fair value of assets acquired approximated $252.4 million, which included $54.8 million in cash and balances due from depository institutions, $1.5 million in FHLB stock, $168.0 million in loans and lease finance receivables, $8.6 million in fixed assets, $3.9 million in core deposit intangible assets acquired and $1.7 million in other assets. The total fair value of liabilities assumed was $230.8 million, which included $224.2 million in deposits, $5.0 million in FHLB advances and $1.6 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of February 29, 2016. The assets acquired and liabilities assumed have been accounted for under the acquisition method accounting. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the three months ended March 31, 2016, the Company incurred non-recurring merger related expenses associated with the CCB acquisition of $849,000.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	March 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,750	$10	$-	$5,760	0.25%
Residential mortgage-backed securities	1,710,383	48,667	-	1,759,050	76.66%
CMOs/REMICs - residential	360,790	7,745	-	368,535	16.06%
Municipal bonds	153,761	2,523	(59)	156,225	6.81%
Other securities	5,000	89	-	5,089	0.22%

Total available-for-sale securities	$2,235,684	$59,034	$(59)	$2,294,659	100.00%

Investment securities held-to-maturity (1):
Government agency/GSEs	$272,934	$5,687	$-	$278,621	33.58%
Residential mortgage-backed securities	225,079	3,085	-	228,164	27.69%
CMO	1,226	499	-	1,725	0.15%
Municipal bonds	313,654	4,788	(1,024)	317,418	38.58%

Total held-to-maturity securities	$812,893	$14,059	$(1,024)	$825,928	100.00%

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,752	$-	$(7)	$5,745	0.24%
Residential mortgage-backed securities	1,788,857	26,001	(1,761)	1,813,097	76.55%
CMOs/REMICs - residential	380,166	4,689	(1,074)	383,781	16.20%
Municipal bonds	157,940	3,036	(3)	160,973	6.80%
Other securities	5,000	50	-	5,050	0.21%

Total available-for-sale securities	$2,337,715	$33,776	$(2,845)	$2,368,646	100.00%

Investment securities held-to-maturity (1):
Government agency/GSEs	$293,338	$1,176	$(734)	$293,780	34.47%
Residential mortgage-backed securities	232,053	-	(1,293)	230,760	27.27%
CMO	1,284	569	-	1,853	0.15%
Municipal bonds	324,314	3,051	(719)	326,646	38.11%

Total held-to-maturity securities	$850,989	$4,796	$(2,746)	$853,039	100.00%

(1)	Securities held-to-maturity are presented in the condensed consolidated balance sheets at amortized cost.

During the quarter ended September 30, 2015, investment securities were transferred from the available-for-sale security portfolio to the held-to-maturity security portfolio. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (“AOCI”) and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At March 31, 2016, investment securities HTM totaled $812.9 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $2.5 million at March 31, 2016.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$11,380	$12,923
Tax-advantaged	1,419	5,011
Investment securities held-to-maturity:
Taxable	2,620	38
Tax-advantaged	2,728	-

Total interest income from investment securities	$18,147	$17,972

Approximately 85% of the total investment securities portfolio at March 31, 2016 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2016 and December 31, 2015. At March 31, 2016, the Bank had $1.4 million in CMOs backed by whole loans issued by private-label companies (nongovernment sponsored).

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

March 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMOs/REMICs - residential	-	-	-	-	-	-
Municipal bonds	3,656	(58)	5,966	(1)	9,622	(59)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$3,656	$(58)	$5,966	$(1)	$9,622	$(59)

Investment securities held-to-maturity:
Government agency/GSEs	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO	-	-	-	-	-	-
Municipal bonds	92,467	(1,024)	-	-	92,467	(1,024)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$92,467	$(1,024)	$-	$-	$92,467	$(1,024)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,745	$(7)	$-	$-	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	-	-	437,699	(1,761)
CMOs/REMICs - residential	171,923	(1,074)	-	-	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSEs	$84,495	$(734)	$-	$-	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	-	-	230,760	(1,293)
CMO	-	-	-	-	-	-
Municipal bonds	110,119	(719)	-	-	110,119	(719)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$425,374	$(2,746)	$-	$-	$425,374	$(2,746)

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

Government Agency & Government-Sponsored Enterprise (“GSE”) — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of March 31, 2016, approximately $201.1 million in U.S. government agency bonds were callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds.

Mortgage-Backed Securities (“MBS”) and CMOs/REMICs— Most of the Company’s mortgage-backed and CMOs/REMICs securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 3.8 years. Of the total MBS/CMO, 99.94% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. The remaining 0.06% are issued by banks. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related Other-Than-Temporary Impairment (“OTTI”) recognized in earnings for the three months ended March 31, 2016 and December 31, 2015.

Municipal Bonds—The majority of the municipal bonds, with maturities of approximately 8.5 years, are insured by the largest U.S. bond insurance companies. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is attributable to the changes in interest rates and not credit quality. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs. These investments are not considered other than temporarily impaired at March 31, 2016.

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

At March 31, 2016 and December 31, 2015, investment securities having a carrying value of approximately $2.76 billion and $2.81 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2016, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMOs/REMICs have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMOs/REMICs are included in maturity categories based upon estimated prepayment speeds.

	March 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$15,931	$16,125	$-	$-
Due after one year through five years	1,789,155	1,837,957	149,171	150,627
Due after five years through ten years	145,732	148,847	366,305	370,388
Due after ten years	284,866	291,730	297,417	304,913

Total investment securities	$2,235,684	$2,294,659	$812,893	$825,928

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2016.

6.	ACQUIRED SJB ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired San Joaquin Bank (“SJB”) and entered into loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) that is more fully discussed in Note 3—Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2015. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The acquired loans were accounted for as Purchase Credit Impaired (“PCI”) loans. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain is the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

At March 31, 2016, the remaining discount associated with the PCI loans approximated $3.1 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $1.6 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools, which approximates 3 years. The loss sharing agreement for commercial loans expired October 16, 2014.

The following table provides a summary of PCI loans and lease finance receivables by type and their credit quality indicators for the periods indicated.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Commercial and industrial	$7,147	$7,473
SBA	370	393
Real estate:
Commercial real estate	74,598	81,786
Construction	-	-
SFR mortgage	190	193
Dairy & livestock and agribusiness	255	1,429
Municipal lease finance receivables	-	-
Consumer and other loans	2,400	2,438

Gross PCI loans	84,960	93,712
Less: Purchase accounting discount	(3,110)	(3,872)

Gross PCI loans, net of discount	81,850	89,840
Less: Allowance for PCI loan losses	-	-

Net PCI loans	$81,850	$89,840

Credit Quality Indicators

The following table summarizes PCI loans by internal risk ratings for the periods indicated.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Pass	$68,474	$76,401
Special mention	10,842	11,142
Substandard	5,644	6,169
Doubtful & loss	-	-

Total PCI gross loans	$84,960	$93,712

Allowance for Loan Losses (“ALLL”)

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for PCI loans. The ALLL for PCI loans is determined separately from total loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully described in Note 3— Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016 and December 31, 2015, there were no allowances for loan losses recorded for PCI loans.

7.	LOANS AND LEASE FINANCE RECEIVABLES AND
ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Commercial and industrial	$466,961	$434,099
SBA	113,703	106,867
Real estate:
Commercial real estate	2,819,119	2,643,184
Construction	89,648	68,563
SFR mortgage	232,965	233,754
Dairy & livestock and agribusiness	227,710	305,509
Municipal lease finance receivables	73,098	74,135
Consumer and other loans	76,103	69,278

Gross loans, excluding PCI loans	4,099,307	3,935,389
Less: Deferred loan fees, net	(7,748)	(8,292)

Gross loans, excluding PCI loans, net of deferred loan fees	4,091,559	3,927,097
Less: Allowance for loan losses	(59,336)	(59,156)

Net loans, excluding PCI loans	4,032,223	3,867,941

PCI Loans	84,960	93,712
Discount on PCI loans	(3,110)	(3,872)

PCI loans, net	81,850	89,840

Total loans and lease finance receivables	$4,114,073	$3,957,781

As of March 31, 2016, 68.77% of the total gross loan portfolio (excluding PCI loans) consisted of commercial real estate loans and 2.19% of the total loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of March 31, 2016, $178.9 million, or 6.35% of the total commercial real estate loans included loans secured by farmland, compared to $173.0 million, or 6.54%, at December 31, 2015. The loans secured by farmland included $135.1 million for loans secured by dairy & livestock land and $43.8 million for loans secured by agricultural land at March 31, 2016, compared to $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015. As of March 31, 2016, dairy & livestock and agribusiness loans of $227.7 million were comprised of $210.2 million for dairy & livestock loans and $17.5 million for agribusiness loans, compared to $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans at December 31, 2015.

At March 31, 2016, the Company held approximately $2.03 billion of total fixed rate loans, including PCI loans.

At March 31, 2016 and December 31, 2015, loans totaling $3.02 billion and $2.91 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

Credit Quality Indicators

Central to our credit risk management is our loan risk rating system. The originating officer assigns each loan an initial risk rating, which is reviewed and confirmed or changed, as appropriate, by credit management. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

Loans are risk rated into the following categories (Credit Quality Indicators): Pass, Special Mention, Substandard, Doubtful and Loss. Each of these groups is assessed for the proper amount to be used in determining the adequacy of our allowance for losses. These categories can be described as follows:

Pass – These loans, including loans on the Bank’s internal watch list, range from minimal credit risk to lower than average, but still acceptable, credit risk. Watch list loans usually require more than normal management attention. Loans on the watch list may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.

Special Mention — Loans assigned to this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – Loans classified as substandard are inadequately protected by current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or the liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss — Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following table summarizes each type of loans, excluding PCI loans, according to our internal risk ratings for the periods presented.

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$428,824	$30,887	$7,211	$39	$466,961
SBA	94,609	12,729	6,127	238	113,703
Real estate:
Commercial real estate
Owner occupied	810,362	80,555	10,831	-	901,748
Non-owner occupied	1,861,506	22,715	33,150	-	1,917,371
Construction
Speculative	48,091	-	7,651	-	55,742
Non-speculative	33,906	-	-	-	33,906
SFR mortgage	226,444	3,535	2,986	-	232,965
Dairy & livestock and agribusiness	173,056	48,009	6,645	-	227,710
Municipal lease finance receivables	68,157	4,941	-	-	73,098
Consumer and other loans	71,424	1,839	2,753	87	76,103

Total gross loans, excluding PCI loans	$3,816,379	$205,210	$77,354	$364	$4,099,307

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$398,651	$33,000	$2,403	$45	$434,099
SBA	87,441	13,169	4,854	1,403	106,867
Real estate:
Commercial real estate
Owner occupied	772,114	54,758	11,481	-	838,353
Non-owner occupied	1,741,615	26,170	37,046	-	1,804,831
Construction
Speculative	38,186	-	7,651	-	45,837
Non-speculative	22,726	-	-	-	22,726
SFR mortgage	227,207	3,556	2,991	-	233,754
Dairy & livestock and agribusiness	285,647	19,862	-	-	305,509
Municipal lease finance receivables	69,194	4,941	-	-	74,135
Consumer and other loans	64,844	1,618	2,708	108	69,278

Total gross loans, excluding PCI loans	$3,707,625	$157,074	$69,134	$1,556	$3,935,389

Allowance for Loan Losses

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies of the 2015 Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at March 31, 2016 and December 31, 2015. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans, excluding PCI loans, by portfolio segment for the periods presented.

	For the Three Months Ended March 31, 2016
	Ending Balance December 31, 2015	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance March 31, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(61)	$63	$141	$8,731
SBA	993	-	1	242	1,236
Real estate:
Commercial real estate	36,995	-	139	1,152	38,286
Construction	2,389	-	9	(1,247)	1,151
SFR mortgage	2,103	(102)	-	201	2,202
Dairy & livestock and agribusiness	6,029	-	99	(952)	5,176
Municipal lease finance receivables	1,153	-	-	12	1,165
Consumer and other loans	906	-	32	451	1,389
Unallocated (1)	-	-	-	-	-

Total allowance for loan losses	$59,156	$(163)	$343	$-	$59,336

	For the Three Months Ended March 31, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance March 31, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(134)	$35	$527	$7,502
SBA	2,557	(33)	34	(362)	2,196
Real estate:
Commercial real estate	33,373	-	857	618	34,848
Construction	988	-	9	46	1,043
SFR mortgage	2,344	-	185	(104)	2,425
Dairy & livestock and agribusiness	5,479	-	99	(1,832)	3,746
Municipal lease finance receivables	1,412	-	-	(382)	1,030
Consumer and other loans	1,262	(177)	9	(269)	825
Unallocated (1)	5,336	-	-	1,758	7,094

Total allowance for loan losses	$59,825	$(344)	$1,228	$-	$60,709

(1)	Based upon changes to our ALLL methodology, as described in Note 3 — Summary of Significant Accounting Policies of the 2015 Annual Report on Form 10-K for the year ended December 31, 2015, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

The following tables present the recorded investment in loans held-for-investment, excluding PCI loans, and the related allowance for loan losses by portfolio segment, based on the Company’s methodology for determining the allowance for loan losses for the periods presented.

	March 31, 2016
	Recorded Investment in Loans		Allowance for Loan Losses

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$1,477	$465,484	$575	$8,156
SBA	3,304	110,399	55	1,181
Real estate:
Commercial real estate	35,577	2,783,542	-	38,286
Construction	7,651	81,997	48	1,103
SFR mortgage	5,874	227,091	16	2,186
Dairy & livestock and agribusiness	714	226,996	-	5,176
Municipal lease finance receivables	-	73,098	-	1,165
Consumer and other loans	868	75,235	-	1,389
Unallocated (1)	-	-	-	-

Total	$55,465	$4,043,842	$694	$58,642

	March 31, 2015
	Recorded Investment in Loans		Allowance for Loan Losses

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$1,611	$401,989	$592	$6,910
SBA	3,158	123,227	42	2,154
Real estate:
Commercial real estate	41,886	2,457,297	154	34,694
Construction	7,651	47,695	-	1,043
SFR mortgage	5,913	199,219	-	2,425
Dairy & livestock and agribusiness	7,277	166,164	-	3,746
Municipal lease finance receivables	-	76,220	-	1,030
Consumer and other loans	881	69,868	6	819
Unallocated (1)	-	-	-	7,094

Total	$68,377	$3,541,679	$794	$59,915

(1)	Based upon changes to our ALLL methodology, as described in Note 3 — Summary of Significant Accounting Policies of the 2015 Annual Report on Form 10-K for the year ended December 31, 2015, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2015, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

A loan is reported as a Troubled Debt Restructured (“TDR”) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that the Bank would not otherwise consider. Examples of such concessions include a reduction in the interest rate, deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt of similar risk. As a result of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan losses.

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

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$111	$-	$111	$622	$466,228	466,961
SBA	-	-	-	2,435	111,268	113,703
Real estate:
Commercial real estate
Owner occupied	-	-	-	2,086	899,662	901,748
Non-owner occupied	-	-	-	9,996	1,907,375	1,917,371
Construction
Speculative (2)	-	-	-	-	55,742	55,742
Non-speculative	-	-	-	-	33,906	33,906
SFR mortgage	625	-	625	2,549	229,791	232,965
Dairy & livestock and agribusiness	-	-	-	-	227,710	227,710
Municipal lease finance receivables	-	-	-	-	73,098	73,098
Consumer and other loans	47	117	164	456	75,483	76,103

Total gross loans, excluding PCI Loans	$783	$117	$900	$18,144	$4,080,263	$4,099,307

(1)	As of March 31, 2016, $16.1 million of nonaccruing loans were current, $20,000 were 30-59 days past due, $836,000 were 60-89 days past due and $1.2 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
			(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$704	$433,395	$434,099
SBA	-	-	-	2,567	104,300	106,867
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,174	834,179	838,353
Non-owner occupied	354	-	354	10,367	1,794,110	1,804,831
Construction
Speculative (2)	-	-	-	-	45,837	45,837
Non-speculative	-	-	-	-	22,726	22,726
SFR mortgage	1,082	-	1,082	2,688	229,984	233,754
Dairy & livestock and agribusiness	-	-	-	-	305,509	305,509
Municipal lease finance receivables	-	-	-	-	74,135	74,135
Consumer and other loans	-	-	-	519	68,759	69,278

Total gross loans, excluding PCI Loans	$1,436	$-	$1,436	$21,019	$3,912,934	$3,935,389

(1)	As of December 31, 2015, $7.9 million of nonaccruing loans were current, $456,000 were 30-59 days past due, $9.1 million were 60-89 days past due and $3.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At March 31, 2016, the Company had impaired loans, excluding PCI loans, of $55.5 million. Of this amount, there was $12.1 million of nonaccrual commercial real estate loans, $2.5 million of nonaccrual single-family residential (“SFR”) mortgage loans, $2.4 million of nonaccrual SBA loans, $622,000 of nonaccrual commercial and industrial loans, and $456,000 of nonaccrual consumer and other loans. These impaired loans included $49.7 million of loans whose terms were modified in a troubled debt restructuring, of which $12.4 million were classified as nonaccrual. The remaining balance of $37.3 million consisted of 35 loans performing according to the restructured terms. The impaired loans had a specific allowance of $694,000 at March 31, 2016. At December 31, 2015, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $63.7 million with a related allowance of $669,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$805	$1,677	$-	$831	$7
SBA	3,050	3,765	-	3,089	13
Real estate:
Commercial real estate
Owner occupied	5,315	6,507	-	5,095	51
Non-owner occupied	30,262	33,368	-	30,400	343
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,499	6,406	-	5,512	27
Dairy & livestock and agribusiness	714	714	-	710	8
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	868	1,420	-	888	4

Total	46,513	53,857	-	46,525	453

With a related allowance recorded:
Commercial and industrial	672	741	575	687	3
SBA	254	274	55	254	2
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	48	7,651	97
Non-speculative	-	-	-	-	-
SFR mortgage	375	426	16	515	2
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	8,952	9,092	694	9,107	104

Total impaired loans	$55,465	$62,949	$694	$55,632	$557

	As of and For the Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,004	$1,819	$-	$1,017	$8
SBA	3,117	3,667	-	3,177	13
Real estate:
Commercial real estate
Owner occupied	6,117	7,167	-	6,185	64
Non-owner occupied	34,808	42,718	-	35,194	350
Construction
Speculative	7,651	7,651	-	7,651	96
Non-speculative	-	-	-	-	-
SFR mortgage	5,913	6,642	-	5,940	27
Dairy & livestock and agribusiness	7,277	8,991	-	7,533	85
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	783	1,289	-	836	4

Total	66,670	79,944	-	67,533	647

With a related allowance recorded:
Commercial and industrial	607	680	592	617	-
SBA	41	54	42	45	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	961	1,278	154	973	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	98	107	6	99	-

Total	1,707	2,119	794	1,734	-

Total impaired loans	$68,377	$82,063	$794	$69,267	$647

	As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,017	$1,894	$-
SBA	3,207	3,877	-
Real estate:
Commercial real estate
Owner occupied	6,252	7,445	-
Non-owner occupied	34,041	37,177	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,665	6,453	-
Dairy & livestock and agribusiness	3,685	3,684	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	890	1,454	-

Total	54,757	61,984	-

With a related allowance recorded:
Commercial and industrial	626	695	626
SBA	41	47	10
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	7,651	7,651	13
Non-speculative	-	-	-
SFR mortgage	588	640	20
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	43	45	-

Total	8,949	9,078	669

Total impaired loans	$63,706	$71,062	$669

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of March 31, 2016 and December 31, 2015 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three months ended March 31, 2016, compared with a recapture of provision for unfunded loan commitments of $500,000 for the same period of 2015. As of March 31, 2016 and December 31, 2015, the balance in this reserve was $7.2 million and was included in other liabilities.

Troubled Debt Restructurings (“TDRs”)

Loans that are reported as TDRs are considered impaired and charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed discussion regarding TDRs.

As of March 31, 2016, there were $49.7 million of loans classified as a TDR, of which $12.4 million were nonperforming and $37.3 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2016, performing TDRs were comprised of 14 commercial real estate loans of $23.5 million, one construction loan of $7.7 million, one dairy & livestock and agribusiness loan of $714,000, 11 SFR mortgage loans of $3.3 million, five commercial and industrial loans of $855,000, one consumer loan of $412,000 and two SBA loans of $869,000. There were no loans removed from TDR classification during the three months ended March 31, 2016 and 2015.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $642,000 and $607,000 of specific allowance to TDRs as of March 31, 2016 and December 31, 2015, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$42,687	$53,589
New modifications	1,006	-
Payoffs and payments, net	(6,372)	(8,729)
TDRs returned to accrual status	-	516
TDRs placed on nonaccrual status	-	-

Ending balance	$37,321	$45,376

Nonperforming TDRs:
Beginning balance	$12,622	$20,285
New modifications	82	-
Charge-offs	(38)	-
Payoffs and payments, net	(306)	(2,995)
TDRs returned to accrual status	-	(516)
TDRs placed on nonaccrual status	-	-

Ending balance	$12,360	$16,774

Total TDRs	$49,681	$62,150

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2016	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	194	194	193	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	812	812	778	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	82	82	75	-

Total loans	5	$1,088	$1,088	$1,046	$28

For the Three Months Ended March 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2015	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	-	$-	$-	$-	$-

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of March 31, 2016, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2016.

8.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2016 and 2015, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 262,000 and 235,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$23,391	$15,833
Less: Net earnings allocated to restricted stock	104	81

Net earnings allocated to common shareholders	$23,287	$15,752

Weighted average shares outstanding	106,392	105,523
Basic earnings per common share	$0.22	$0.15

Diluted earnings per common share:
Net income allocated to common shareholders	$23,287	$15,752

Weighted average shares outstanding	106,392	105,523
Incremental shares from assumed exercise of outstanding options	392	436

Diluted weighted average shares outstanding	106,784	105,959
Diluted earnings per common share	$0.22	$0.15

9.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2016. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)

Description of assets
Investment securities - AFS:
Government agency/GSEs	$5,760	$-	$5,760	$-
Residential mortgage-backed securities	1,759,050	-	1,759,050	-
CMOs/REMICs - residential	368,535	-	368,535	-
Municipal bonds	156,225	-	156,225	-
Other securities	5,089	-	5,089	-

Total investment securities - AFS	2,294,659	-	2,294,659	-
Interest rate swaps	13,132	-	13,132	-

Total assets	$2,307,791	$-	$2,307,791	$-

Description of liability
Interest rate swaps	$13,132	$-	$13,132	$-

Total liabilities	$13,132	$-	$13,132	$-

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)

Description of assets
Investment securities - AFS:
Government agency/GSEs	$5,745	$-	$5,745	$-
Residential mortgage-backed securities	1,813,097	-	1,813,097	-
CMOs/REMICs - residential	383,781	-	383,781	-
Municipal bonds	160,973	-	160,973	-
Other securities	5,050	-	5,050	-

Total investment securities - AFS	2,368,646	-	2,368,646	-
Interest rate swaps	9,344	-	9,344	-

Total assets	$2,377,990	$-	$2,377,990	$-

Description of liability
Interest rate swaps	$9,344	$-	$9,344	$-

Total liabilities	$9,344	$-	$9,344	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at March 31, 2016 and December 31, 2015, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2016
	(Dollars in thousands)

Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$110	$-	$-	$110	$13
SBA	213	-	-	213	48
Real estate:
Commercial real estate	-	-	-	-	-
Construction	7,651	-	-	7,651	35
SFR mortgage	504	-	-	504	102
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	1,611	-	-	1,611	248

Total assets	$10,089	$-	$-	$10,089	$446

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2015
	(Dollars in thousands)

Description of assets
Impaired loans, excluding PCI Loans:
Commercial and industrial	$228	$-	$-	$228	$228
SBA	41	-	-	41	15
Real estate:
Commercial real estate	-	-	-	-	-
Construction	7,651	-	-	7,651	13
SFR mortgage	588	-	-	588	20
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	258	-	-	258	101
Other real estate owned	948	-	-	948	162

Total assets	$9,714	$-	$-	$9,714	$539

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2016 and December 31, 2015, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Assets
Total cash and cash equivalents	$239,586	$239,586	$-	$-	$239,586
Interest-earning balances due from depository institutions	90,718	-	90,718	-	90,718
FHLB stock	18,501	-	18,501	-	18,501
Investment securities available-for-sale	2,294,659	-	2,294,659	-	2,294,659
Investment securities held-to-maturity	812,893	-	824,203	1,725	825,928
Total loans, net of allowance for loan losses	4,114,073	-	-	4,166,203	4,166,203
Swaps	13,132	-	13,132	-	13,132
Liabilities
Deposits:
Noninterest-bearing	$3,352,128	3,352,128	-	-	$3,352,128
Interest-bearing	2,864,150	-	2,863,784	-	2,863,784
Borrowings	631,860	-	631,749	-	631,749
Junior subordinated debentures	25,774	-	27,284	-	27,284
Swaps	13,132	-	13,132	-	13,132

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Assets
Total cash and cash equivalents	$106,097	$106,097	$-	$-	$106,097
Interest-earning balances due from depository institutions	32,691	-	32,691	-	32,691
FHLB stock	17,588	-	17,588	-	17,588
Investment securities available-for-sale	2,368,646	-	2,368,646	-	2,368,646
Investment securities held-to-maturity	850,989	-	851,186	1,853	853,039
Total loans, net of allowance for loan losses	3,957,781	-	-	3,971,329	3,971,329
Swaps	9,344	-	9,344	-	9,344
Liabilities
Deposits:
Noninterest-bearing	$3,250,174	3,250,174	-	-	$3,250,174
Interest-bearing	2,667,086	-	2,666,186	-	2,666,186
Borrowings	736,704	-	736,575	-	736,575
Junior subordinated debentures	25,774	-	27,210	-	27,210
Swaps	9,344	-	9,344	-	9,344

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Bank has 44 Business Financial Centers and eight Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock and agribusiness lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

The following tables represent the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2015. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the “Centers” category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the condensed consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended March 31, 2016
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$36,504	$18,757	$9,239	$-	$64,500
Credit for funds provided (1)	8,697	-	13,681	(22,378)	-

Total interest income	45,201	18,757	22,920	(22,378)	64,500

Interest expense	1,680	184	120	-	1,984
Charge for funds used (1)	1,287	15,349	5,742	(22,378)	-

Total interest expense	2,967	15,533	5,862	(22,378)	1,984

Net interest income	42,234	3,224	17,058	-	62,516
Provision for loan losses	-	-	-	-	-

Net interest income after provision for loan losses	42,234	3,224	17,058	-	62,516

Noninterest income	4,827	-	3,856	-	8,683
Noninterest expense	12,610	216	21,538	-	34,364
Debt termination expense	-	-	-	-	-

Segment pre-tax profit (loss)	$34,451	$3,008	$(624)	$-	$36,835

Segment assets as of March 31, 2016	$6,602,994	$3,417,737	$976,032	$(3,075,927)	$7,920,836

      (1)  Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Three Months Ended March 31, 2015
	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$35,368	$18,655	$10,157	$-	$64,180
Credit for funds provided (1)	8,211	-	12,641	(20,852)	-

Total interest income	43,579	18,655	22,798	(20,852)	64,180

Interest expense	1,663	1,431	77	-	3,171
Charge for funds used (1)	1,067	14,806	4,979	(20,852)	-

Total interest expense	2,730	16,237	5,056	(20,852)	3,171

Net interest income	40,849	2,418	17,742	-	61,009
Provision for loan losses	-	-	-	-	-

Net interest income after provision for loan losses	40,849	2,418	17,742	-	61,009

Noninterest income	5,067	-	2,944	-	8,011
Noninterest expense	11,849	213	18,540	-	30,602
Debt termination expense	-	13,870	-	-	13,870

Segment pre-tax profit (loss)	$34,067	$(11,665)	$2,146	$-	$24,548

Segment assets as of March 31, 2015	$6,216,028	$3,450,529	$898,554	$(3,122,160)	$7,442,951

      (1)  Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2016, the Bank has entered into 77 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2016 and December 31, 2015, the total notional amount of the Company’s swaps was $188.5 million, and $189.0 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	March 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$13,132	Other liabilities	$13,132

Total derivatives		$13,132		$13,132

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,344	Other liabilities	$9,344

Total derivatives		$9,344		$9,344

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended March 31,
		2016	2015
		(Dollars in thousands)

Interest rate swaps	Other income	$58	$-

Total		$58	$-

12.	OTHER COMPREHENSIVE INCOME

The tables below provide a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended March 31,
	2016			2015
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax

	(Dollars in thousands)

Investment securities:
Net change in fair value recorded in accumulated OCI	$28,044	$11,778	$16,266	$20,270	$8,514	$11,756
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	-	-	-	-	-	-
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(774)	(325)	(449)	-	-	-
Net realized loss reclassified into earnings	-	-	-	-	-	-

Net change	$27,270	$11,453	$15,817	$20,270	$8,514	$11,756

The following tables provide a summary of the change in accumulated other comprehensive income for the periods presented.

Investment Securities
(Dollars in thousands)
Balance, January 1, 2016	$20,909
Net change in fair value recorded in accumulated OCI	15,817
Net realized loss reclassified into earnings	-

Balance, March 31, 2016	$36,726

Investment Securities
(Dollars in thousands)
Balance, January 1, 2015	$31,075
Net change in fair value recorded in accumulated OCI	11,756
Net realized loss reclassified into earnings	-

Balance, March 31, 2015	$42,831

13.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
				Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
March 31, 2016
Financial assets:
Derivatives not designated as hedging instruments	$13,132	$-	$-	$13,132	$-	$13,132

Total	$13,132	$-	$-	$13,132	$-	$13,132

Financial liabilities:
Derivatives not designated as hedging instruments	$13,132	$-	$13,132	$-	$(14,291)	$(1,159)
Repurchase agreements	626,860	-	626,860	-	(734,711)	(107,851)

Total	$639,992	$-	$639,992	$-	$(749,002)	$(109,010)

December 31, 2015
Financial assets:
Derivatives not designated as hedging instruments	$9,344	$-	$-	$9,344	$-	$9,344

Total	$9,344	$-	$-	$9,344	$-	$9,344

Financial liabilities:
Derivatives not designated as hedging instruments	$9,348	$(4)	$9,344	$4	$(16,572)	$(7,224)
Repurchase agreements	690,704	-	690,704	-	(721,102)	(30,398)

Total	$700,052	$(4)	$700,048	$4	$(737,674)	$(37,622)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. and its wholly owned subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

Our significant accounting policies are described in greater detail in our 2015 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2015, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

On February 29, 2016, we announced the completion of our acquisition of County Commerce Bank (“CCB”). Our financial statements for the first quarter include 31 days of CCB operations, post-merger. At close, Citizens Business Bank acquired $168.0 million of loans, assumed $80.6 million of noninterest-bearing deposits, and $224.2 million of total deposits. This acquisition adds approximately $253 million in assets to our balance sheet and four new center locations, extending our geographic footprint northward into and along the central coast of California.

For the first quarter of 2016, we reported net earnings of $23.4 million, compared with $15.8 million for the first quarter of 2015, an increase of $7.6 million, or 47.74%. Diluted earnings per share were $0.22 per share for the first quarter of 2016, compared to $0.15 for the same period of 2015. Earnings for the first quarter of 2015 included pre-tax debt termination expense of $13.9 million related to the redemption of $200.0 million of fixed rate debt from the Federal Home Loan Bank (“FHLB”). Net interest income for the first quarter of 2016 was positively impacted by a decrease of $1.3 million in interest expense for borrowings as a result of the repayment of the FHLB fixed rate debt when compared to the same period of 2015.

At March 31, 2016, total assets of $7.92 billion increased $249.6 million, or 3.25%, from total assets of $7.67 billion at December 31, 2015. Interest-earning assets of $7.52 billion at March 31, 2016 increased $231.4 million, or 3.17%, when compared with $7.29 billion at December 31, 2015. The increase in interest-earning assets was primarily due to a $156.5 million increase in total loans, a $128.1 million increase in total interest-earning balances due from the Federal Reserve and federal funds sold, and a $58.0 million increase in interest-earning balances due from depository institutions. This was partially offset by a $112.1 million decrease in total investment securities.

Total investment securities were $3.11 billion at March 31, 2016, a decrease of $112.1 million from $3.22 billion at December 31, 2015.

During the third quarter of 2015, we transferred investment securities from our available-for-sale (“AFS”) security portfolio to held-to-maturity (“HTM”). Transfers of securities into the HTM category from the AFS category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in accumulated other comprehensive income (“AOCI”) and amortized over the remaining life of the securities as a yield adjustment. At March 31, 2016, investment securities HTM totaled $812.9 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $2.5 million at March 31, 2016.

At March 31, 2016, investment securities AFS totaled $2.29 billion, inclusive of a pre-tax unrealized gain of $59.0 million.

Total loans and leases, net of deferred fees and discount, of $4.17 billion at March 31, 2016, increased by $156.5 million, or 3.90%, from $4.02 billion at December 31, 2015. The increase in total loans included $167.3 million of loans acquired from CCB. The $156.5 million quarter-over-quarter increase was principally due to increases of approximately $168.7 million in commercial real estate loans, $32.5 million in commercial and industrial loans, $21.1 million in construction loans, $7.3 million in consumer loans, and $6.8 million in Small Business Administration (“SBA”) loans. Dairy & livestock and agribusiness loans decreased by $79.0 million, primarily due to seasonal paydowns. Excluding the acquired CCB loans and the decrease in dairy and agribusiness loans, overall loan growth was $66.9 million, or about 1.80%, for the quarter.

Noninterest-bearing deposits were $3.35 billion at March 31, 2016, an increase of $102.0 million, or 3.14%, compared to $3.25 billion at December 31, 2015 and an increase of $225.2 million or 7.20%, when compared to March 31, 2015. At March 31, 2016, noninterest-bearing deposits were 53.93% of total deposits, compared to 54.93% at December 31, 2015 and 53.02% at March 31, 2015.

Our average cost of total deposits was 0.10% for the quarter ended March 31, 2016, compared to 0.09% for the same period last year. Our cost of total deposits including customer repurchase agreements was 0.11% for the quarters ended March 31, 2016 and March 31, 2015.

As a result of the acquisition of CCB on February 29, 2016, we assumed $5.0 million in FHLB advances. We repaid these advances in April 2016.

At March 31, 2016, we had no short-term borrowings, compared to $46.0 million at December 31, 2015 and zero at March 31, 2015.

At March 31, 2016, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2015 and March 31, 2015.

The allowance for loan losses totaled $59.3 million at March 31, 2016, compared to $59.2 million at December 31, 2015. The allowance for loan losses was increased by net recoveries of $180,000 for the first quarter of 2016. The allowance for loan losses was 1.42%, 1.47%, and 1.63% of total loans and leases outstanding, at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of March 31, 2016, the Company’s Tier 1 leverage capital ratio totaled 11.39%, our common equity Tier 1 ratio totaled 16.27%, our Tier 1 risk-based capital ratio totaled 16.74%, and our total risk-based capital ratio totaled 18.00%. Refer to our Analysis of Financial Condition – Capital Resources for further discussion on regulatory capital ratios.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,			Variance
	2016	2015		$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$62,516	$61,009		$1,507	2.47%
Provision for loan losses	-	-		-	-
Noninterest income	8,683	8,011		672	8.39%
Noninterest expense	(34,364)	(44,472)	(1)	10,108	22.73%
Income taxes	(13,444)	(8,715)		(4,729)	-54.26%

Net earnings	$23,391	$15,833		$7,558	47.74%

Earnings per common share:
Basic	$0.22	$0.15		$0.07
Diluted	$0.22	$0.15		$0.07
Return on average assets	1.22%	0.86%	(1)	0.36%
Return on average shareholders’ equity	9.96%	7.22%	(1)	2.74%
Efficiency ratio	48.26%	64.43%	(1)	-16.17%
Noninterest expense to average assets	1.79%	2.42%	(1)	-0.63%

(1) Includes $13.9 million debt termination expense.

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the quarter ended March 31, 2015 included a debt termination expense of $13.9 million. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense for the quarter ended March 31, 2016.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net interest income	$62,516	$61,009
Noninterest income	8,683	8,011
Noninterest expense	34,364	44,472
Less: debt termination expense	-	(13,870)

Adjusted noninterest expense	$34,364	$30,602
Efficiency ratio	48.26%	64.43%
Adjusted efficiency ratio	48.26%	44.34%
Adjusted noninterest expense	$34,364	$30,602
Average assets	$7,742,803	$7,449,297
Adjusted noninterest expense to average assets [1]	1.79%	1.67%

[1] Annualized

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent (TE) of net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,142,119	$11,380	2.12%	$2,492,491	$12,923	2.07%
Tax-advantaged	157,893	1,419	5.12%	562,461	5,011	4.87%
Held-to-maturity securities:
Taxable	510,323	2,620	2.06%	1,482	38	10.26%
Tax-advantaged	317,525	2,728	4.63%	-	-	-
Investment in FHLB stock	18,013	368	8.17%	25,338	469	7.40%
Federal funds sold and interest-earning deposits with other institutions	137,278	215	0.63%	253,375	197	0.31%
Loans (2)	4,031,234	44,970	4.49%	3,735,430	44,562	4.84%
Yield adjustment to interest income from discount accretion on PCI loans	(3,657)	800		(7,237)	980

Total interest-earning assets	7,310,728	64,500	3.63%	7,063,340	64,180	3.77%
Total noninterest-earning assets	432,075			385,957

Total assets	$7,742,803			$7,449,297

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,029,289	977	0.19%	$2,006,864	964	0.19%
Time deposits	704,928	460	0.26%	752,129	329	0.18%

Total interest-bearing deposits	2,734,217	1,437	0.21%	2,758,993	1,293	0.19%
FHLB advances and other borrowings	720,874	547	0.31%	774,463	1,878	0.97%

Interest-bearing liabilities	3,455,091	1,984	0.23%	3,533,456	3,171	0.36%

Noninterest-bearing deposits	3,283,931			2,970,933
Other liabilities	59,488			55,088
Stockholders’ equity	944,293			889,820

Total liabilities and stockholders’ equity	$7,742,803			$7,449,297

Net interest income		$62,516			$61,009

Net interest income excluding discount on PCI loans		$61,716			$60,029

Net interest spread - tax equivalent			3.40%			3.41%
Net interest spread - tax equivalent excluding PCI discount			3.35%			3.35%
Net interest margin			3.43%			3.49%
Net interest margin - tax equivalent			3.52%			3.59%
Net interest margin - tax equivalent excluding PCI discount			3.47%			3.53%
Net interest margin excluding loan fees			3.38%			3.43%
Net interest margin excluding loan fees - tax equivalent			3.46%			3.53%

(1)	Non tax-equivalent (TE) rate was 2.32% and 2.35% for the three months ended March 31, 2016 and 2015, respectively.
(2)	Includes loan fees of $909 and $936 for the three months ended March 31, 2016 and 2015, respectively. Prepayment penalty fees of $919 and $1,382 are included in interest income for the three months ended March 31, 2016 and 2015, respectively.
(3)	Includes interest-bearing demand and money market accounts.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended March 31, 2016 and 2015 include a yield adjustment of $800,000 and $980,000, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$7,310,728	$66,036	3.63%	$7,063,340	$66,017	3.77%
Discount on acquired PCI loans	3,657	(800)		7,237	(980)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,314,385	$65,236	3.58%	$7,070,577	$65,037	3.71%

Net interest income and net interest margin (TE)		$64,052	3.52%		$62,846	3.59%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(800)			(980)

Net interest income and net interest margin (TE), excluding yield adjustment		$63,252	3.47%		$61,866	3.53%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended March 31, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,816)	$318	$(45)	$(1,543)
Tax-advantaged investment securities	(3,665)	258	(185)	(3,592)
Held-to-maturity securities:
Taxable investment securities	12,993	(30)	(10,381)	2,582
Tax-advantaged investment securities	2,728	-	-	2,728
Investment in FHLB stock	(136)	49	(14)	(101)
Fed funds sold & interest-earning deposits with other institutions	(90)	199	(91)	18
Loans	3,536	(2,899)	(229)	408
Yield adjustment from discount accretion on PCI loans	(485)	603	(298)	(180)

Total interest income	13,065	(1,502)	(11,243)	320

Interest expense:
Savings deposits	11	2	-	13
Time deposits	(21)	162	(10)	131
FHLB advances and other borrowings	(130)	(1,290)	89	(1,331)

Total interest expense	(140)	(1,126)	79	(1,187)

Net interest income	$13,205	$(376)	$(11,322)	$1,507

Net interest income, before the provision for loan losses of $62.5 million for the first quarter of 2016 increased $1.5 million, or 2.47%, compared to $61.0 million for the first quarter of 2015. Interest income and fees on loans for the first quarter of 2016 totaled $45.8 million, which included $800,000 of discount accretion from principal reductions, payoffs and improved credit loss experienced on PCI loans acquired from San Joaquin Bank (“SJB”). This represents a $228.0 million, or 0.50%, increase when compared to interest income and fees on loans of $45.5 million for the first quarter of 2015, which included $980,000 of discount accretion on PCI loans. Net interest income for the first quarter of 2016 was also positively impacted by a $1.2 million decrease in interest expense, primarily due to the $200.0 million redemption of fixed rate debt from the FHLB in the first quarter of 2015.

Our net interest margin tax equivalent (TE) was 3.52% for the first quarter of 2016, compared to 3.52% for the fourth quarter of 2015 and 3.59% for the first quarter of 2015. Total average interest-earning asset yields (TE) were 3.63% for the first quarter of 2016, compared to 3.62% for the fourth quarter of 2015 and 3.77% for the first quarter of 2015. Total cost of funds was 0.12% for the first quarter of 2016, compared to 0.11% for the fourth quarter of 2015 and 0.20% for the first quarter of 2015.

The average balance of total loans (excluding PCI discount) increased $295.8 million to $4.0 billion for the first quarter of 2016, compared to $3.74 billion for the first quarter of 2015. The increase in total average loans included $57.0 million of acquired loans. Approximately 6.39% of our year-over-year growth was organic. The average yield on loans (excluding discount on PCI loans) was 4.49% for the first quarter of 2016, compared to 4.84% for the first quarter of 2015. We also earned $919,000 in loan prepayment penalty fees for the first quarter of 2016, compared with $547,000 for the fourth quarter of 2015 and $1.4 million for the first quarter of 2015.

Total average interest-earning assets of $7.31 billion increased $247.4 million, or 3.50%, from $7.06 billion for the first quarter of 2015. This increase was principally due to a $299.4 million increase in average total loans, net of deferred fees and discounts to $4.03 billion, compared to $3.73 billion for the first quarter of 2015. Total average investment securities increased $71.4 million to $3.13 billion for the first quarter of 2016. Average interest-earning deposits with other institutions also increased $26.1 million to $52.3 million for the first quarter of 2016, compared to $26.3 million for the first quarter of 2015. These increases were partially offset by a $142.2 million decrease in interest-earning balances due from the Federal Reserve and federal funds sold, and a $7.3 million decrease in investment of FHLB stock. The increase in total average interest-earning assets for the first quarter of 2016 included $57.0 of acquired loans and $20.6 million of acquired interest-earning deposits with other institutions.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at March 31, 2016 and 2015. As of March 31, 2016 and 2015, we had $18.1 million and $23.0 million of nonaccrual loans (excluding PCI loans), respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination or purchase of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $909,000 for the first quarter of 2016, compared to $936,000 for the first quarter of 2015.

Interest income on total investments of $18.1 million for the first quarter of 2016 increased $175,000, or 0.97%, from $18.0 million for the first quarter of 2015. Total TE yield on investments was 2.52% for the first quarter of 2016, compared to 2.59% for the first quarter of 2015. During the first quarter of 2016, we purchased $12.3 million of municipal securities with an average tax-equivalent yield of approximately 3.14%. We did not purchase any MBS or CMOs during the first quarter of 2016.

Interest expense of $2.0 million for the first quarter of 2016, decreased $1.2 million, or 37.43%, compared to $3.2 million for the first quarter of 2015. The average rate paid on interest-bearing liabilities decreased 13 basis points, to 0.23% for the first quarter of 2016, from 0.36% for the first quarter of 2015, primarily as a result of the repayment of $200.0 million of FHLB fixed rate debt in the first quarter of 2015.

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

The allowance for loan losses totaled $59.3 million at March 31, 2016, compared to $59.2 million at December 31, 2015. The allowance for loan losses was increased by net recoveries of $180,000. No loan loss provision was recorded for the quarters ended March 31, 2016 and 2015. We believe the allowance is appropriate at March 31, 2016. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of March 31, 2016 and December 31, 2015 was 1.42% and 1.47%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $180,000 for the quarter ended March 31, 2016, compared to net recoveries of $884,000 for the same period of 2015. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed discussion about the FDIC loss sharing asset/liability. For the three months ended March 31, 2016 and 2015 there was zero in net charge-offs or recoveries for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,747	$3,961	$(214)	-5.40%
Trust and investment services	2,203	2,151	52	2.42%
Bankcard services	555	733	(178)	-24.28%
BOLI income	547	649	(102)	-15.72%
Change in FDIC loss sharing, net	(53)	(390)	337	86.41%
Gain on OREO, net	2	124	(122)	-98.39%
Gain on sale of loans	1,101	-	1,101	-
Other	581	783	(202)	-25.80%

Total noninterest income	$8,683	$8,011	$672	8.39%

Noninterest income of $8.7 million for the first quarter of 2016 increased $672,000, or 8.39%, over noninterest income of $8.0 million for the first quarter of 2015. The increase was primarily due to a $1.1 million gain on the sale of loans in the first quarter of 2016.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2016, CitizensTrust had approximately $2.49 billion in assets under management and administration, including $1.93 billion in assets under management. CitizensTrust generated fees of $2.2 million for the first quarter of 2016, compared to $2.2 million for the first quarter of 2015.

The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $547,000 for the first quarter of 2016 decreased $102,000, or 15.72%, from $649,000 for the first quarter of 2015.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,253	$19,295	$1,958	10.15%
Occupancy	2,848	2,670	178	6.67%
Equipment	865	982	(117)	-11.91%
Professional services	1,366	1,153	213	18.47%
Software licenses and maintenance	909	1,030	(121)	-11.75%
Stationery and supplies	270	339	(69)	-20.35%
Telecommunications expense	442	444	(2)	-0.45%
Promotion	1,427	1,327	100	7.54%
Amortization of intangible assets	235	268	(33)	-12.31%
Debt termination expense	-	13,870	(13,870)	-100.00%
Regulatory assessments	1,157	1,046	111	10.61%
Loan expense	390	254	136	53.54%
OREO expense	318	84	234	278.57%
Recapture of provision for unfunded loan commitments	-	(500)	500	100.00%
Acquisition related expenses	849	-	849	-
Other	2,035	2,210	(175)	-7.92%

Total noninterest expense	$34,364	$44,472	$(10,108)	-22.73%

Noninterest expense to average assets, excluding debt termination expense	1.79%	1.67%

Efficiency ratio, excluding debt termination expense (1)	48.26%	44.34%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of the debt termination expense in 2015, noninterest expense measured as a percentage of average assets was 1.79% for the first quarter of 2016, compared to 1.67% for the first quarter of 2015.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first quarter of 2016, the efficiency ratio, excluding debt termination expense, was 48.26%, compared to 44.34% for the first quarter of 2015.

Noninterest expense for the first quarter of 2016 decreased $10.1 million, compared to the first quarter of 2015. The overall decrease was primarily due to pre-tax debt termination expense of $13.9 million resulting from the redemption of a $200.0 million FHLB fixed rate advance in the first quarter of 2015. The $2.0 million increase in salaries and employee benefits was principally due to additional expenses for new CCB employees and strategic new hires, as well as higher health care costs. In addition, the CCB acquisition adds four new center locations and continues our growth and expansion efforts into the southern portion of California’s central coast markets. Acquisition related costs for CCB for the first quarter of 2016 were $849,000.

Income Taxes

The Company’s effective tax rate for the quarter ended March 31, 2016 was 36.50%, compared to 35.50% for the quarter ended March 31, 2015. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits.

The effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment. There are no provisions for loan losses or taxes included in the segments as these are accounted for at the corporate level. Refer to Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 10— Business Segments of the unaudited condensed consolidated financial statements.

Key measures we use to evaluate the segments’ performance are included in the following table for the quarters ended March 31, 2016 and 2015. These tables also provide additional significant segment measures useful to understanding the performance of these segments. Certain amounts in the prior periods’ presentation of segments’ performance have been reclassified between segments to conform to the current year presentation with no impact on previously reported consolidated net income.

Business Financial and Commercial Banking Centers

	For the Three Months Ended
	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income (1)	$45,201	$43,579
Interest expense (1)	2,967	2,730

Net interest income	42,234	40,849

Noninterest income	4,827	5,067
Noninterest expense	12,610	11,849

Segment pre-tax profit	$34,451	$34,067

Balance Sheet
Average loans	$3,187,182	$2,962,312
Average interest-bearing deposits and customer repurchase agreements	$3,138,916	$3,108,332
Yield on loans (2)	4.61%	4.84%
Rate paid on interest-bearing deposits and customer repurchases	0.22%	0.22%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the first quarter of 2016, the Centers’ segment pre-tax profit increased by $384,000, or 1.13%, primarily due to an increase in interest income of $1.6 million, or 3.72%, compared to the first quarter of 2015. The $1.6 million increase in interest income for the first quarter of 2016 was principally due to a $224.9 million increase in average loans, partially offset by a 23 basis point drop in the loan yield to 4.61% for the first quarter of 2016, compared to 4.84% for the first quarter of 2015. The year-over year increase in interest income was offset by a $761,000 increase in noninterest expense primarily due to additional costs for new associates acquired through CCB and strategic new hires, a $237,000 increase in interest expense and a $240,000 decrease in noninterest income, compared to the first quarter of 2015.

Treasury

	For the Three Months Ended
	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income (1)	$18,757	$18,655
Interest expense (1)	15,533	16,237

Net interest income	3,224	2,418

Noninterest income	-	-
Noninterest expense	216	213
Debt termination expense	-	13,870

Segment pre-tax profit (loss)	$3,008	$(11,665)

Balance Sheet
Average investments	$3,127,860	$3,056,434
Average interest-bearing deposits	$278,353	$280,000
Average borrowings	$9,240	$120,215
Yield on investments-TE	2.52%	2.59%
Non-tax equivalent yield	2.32%	2.35%
Average cost of borrowings	0.52%	4.73%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the first quarter of 2016, the Company’s Treasury department reported a pre-tax profit of $3.0 million, compared to a pre-tax loss of $11.7 million for the first quarter of 2015. This $14.7 million increase in pre-tax profit was primarily due to $13.9 million in debt termination expense as a result of the redemption of $200.0 million of fixed rate debt from the FHLB on February 23, 2015. Interest expense decreased due to the redemption of fixed rate debt from the FHLB in the first quarter of 2015. Interest income increased $102,000 as a result of a $71.4 million increase in average investments, partially offset by a seven basis point drop in yield on investments (TE).

Other

	For the Three Months Ended
	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income (1)	$22,920	$22,798
Interest expense (1)	5,862	5,056

Net interest income	17,058	17,742

Provision for loan losses	-	-
Noninterest income	3,856	2,944
Noninterest expense	21,538	18,540

Segment pre-tax (loss) profit	$(624)	$2,146

Balance Sheet
Average loans	$840,395	$765,881
Yield on loans	4.43%	5.39%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax loss of $624,000 for the first quarter of 2016, a decrease of $2.8 million, or 129.08%, from a $2.1 million pre-tax profit for the first quarter of 2015. The decrease in pre-tax profit was principally due to a $3.0 million increase in noninterest expense for the first quarter of 2016, compared to the first quarter of 2015. Noninterest expense increased primarily due to higher health care costs, non-recurring acquisition related expenses and zero recapture of provision for unfunded loan commitments, compared to a recapture of $500,000 for the first quarter of 2015. Non-recurring acquisition related costs for CCB for the first quarter of 2016 were $849,000. Noninterest income increased $912,000 primarily due to a $1.1 million gain on sale of loans in the first quarter of 2016.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $7.92 billion at March 31, 2016. This represented an increase of $249.6 million, or 3.25%, from total assets of $7.67 billion at December 31, 2015. Interest-earning assets totaled $7.52 billion at March 31, 2016, an increase of $231.4 million, or 3.17%, when compared with interest-earning assets of $7.29 billion at December 31, 2015. The increase in interest-earning assets was primarily due to a $156.5 million increase in total loans, a $128.1 million increase in total interest-earning balances due from the Federal Reserve and federal funds sold, and a $58.0 million increase in interest-earning balances due from depository institutions. This was partially offset by a $112.1 million decrease in total investment securities. Total liabilities were $6.95 billion at March 31, 2016, an increase of $201.2 million, or 2.98%, from total liabilities of $6.75 billion at December 31, 2015. Total equity increased $48.5 million, or 5.25%, to $971.9 million at March 31, 2016, compared to total equity of $923.4 million at December 31, 2015.

On February 29, 2016, we completed the acquisition of CCB headquartered in Ventura County with approximately $253 million in total assets, $224 million of total deposits and four branch locations. The increase in total assets at March 31, 2016 included $167 million of acquired loans and $59 million of acquired interest-earning assets due from depository institutions.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2016, we reported total investment securities of $3.11 billion. This represented a decrease of $112.1 million, or 3.48%, from total investment securities of $3.22 billion at December 31, 2015. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the HTM category from the AFS category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At March 31, 2016, investment securities HTM totaled $812.9 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $2.5 million at March 31, 2016. At March 31, 2016, our investment securities AFS totaled $2.29 billion, inclusive of a pre-tax unrealized gain of $59.0 million. The after-tax unrealized gain reported in AOCI on AFS investment securities was $16.3 million.

As of March 31, 2016, the Company had a pre-tax net unrealized holding gain on total investment securities of $72.0 million, compared to a pre-tax net unrealized holding gain of $33.0 million at December 31, 2015. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the quarters ended March 31, 2016 and 2015, repayments/maturities of investment securities totaled $148.5 million and $128.5 million, respectively. The Company purchased additional investment securities totaling $9.9 million and $2.0 million for the quarters ended March 31, 2016 and 2015, respectively. No investment securities were sold during the first quarter of 2016 and 2015.

The tables below set forth investment securities AFS and HTM for the periods presented.

	March 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,750	$10	$-	$5,760	0.25%
Residential mortgage-backed securities	1,710,383	48,667	-	1,759,050	76.66%
CMOs/REMICs - residential	360,790	7,745	-	368,535	16.06%
Municipal bonds	153,761	2,523	(59)	156,225	6.81%
Other securities	5,000	89	-	5,089	0.22%

Total available-for-sale securities	$2,235,684	$59,034	$(59)	$2,294,659	100.00%

Investment securities held-to-maturity (1):
Government agency/GSEs	$272,934	$5,687	$-	$278,621	33.58%
Residential mortgage-backed securities	225,079	3,085	-	228,164	27.69%
CMO	1,226	499	-	1,725	0.15%
Municipal bonds	313,654	4,788	(1,024)	317,418	38.58%

Total held-to-maturity securities	$812,893	$14,059	$(1,024)	$825,928	100.00%

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,752	$-	$(7)	$5,745	0.24%
Residential mortgage-backed securities	1,788,857	26,001	(1,761)	1,813,097	76.55%
CMOs/REMICs - residential	380,166	4,689	(1,074)	383,781	16.20%
Municipal bonds	157,940	3,036	(3)	160,973	6.80%
Other securities	5,000	50	-	5,050	0.21%

Total available-for-sale securities	$2,337,715	$33,776	$(2,845)	$2,368,646	100.00%

Investment securities held-to-maturity (1):
Government agency/GSEs	$293,338	$1,176	$(734)	$293,780	34.47%
Residential mortgage-backed securities	232,053	-	(1,293)	230,760	27.27%
CMO	1,284	569	-	1,853	0.15%
Municipal bonds	324,314	3,051	(719)	326,646	38.11%

Total held-to-maturity securities	$850,989	$4,796	$(2,746)	$853,039	100.00%

  (1) Securities held-to-maturity are presented in the condensed consolidated balance sheets at amortized cost.

The weighted-average yield on the total investment portfolio at March 31, 2016 was 2.58% with a weighted-average life of 3.6 years. This compares to a weighted-average yield of 2.55% at December 31, 2015 with a weighted-average life of 4.1 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 85% of the securities in the total investment portfolio, at March 31, 2016, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of March 31, 2016, approximately $201.1 million in U.S. government agency bonds are callable.

The Agency CMOs/REMICs are backed by agency-pooled collateral. All non-agency available-for-sale CMOs/REMICs issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2016 and December 31, 2015.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity with a net carrying value of $1.2 million. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

March 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMOs/REMICs - residential	-	-	-	-	-	-
Municipal bonds	3,656	(58)	5,966	(1)	9,622	(59)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$3,656	$(58)	$5,966	$(1)	$9,622	$(59)

Investment securities held-to-maturity:
Government agency/GSEs	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO	-	-	-	-	-	-
Municipal bonds	92,467	(1,024)	-	-	92,467	(1,024)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$92,467	$(1,024)	$-	$-	$92,467	$(1,024)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSEs	$5,745	$(7)	$-	$-	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	-	-	437,699	(1,761)
CMOs/REMICs - residential	171,923	(1,074)	-	-	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSEs	$84,495	$(734)	$-	$-	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	-	-	230,760	(1,293)
CMO	-	-	-	-	-	-
Municipal bonds	110,119	(719)	-	-	110,119	(719)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$425,374	$(2,746)	$-	$-	$425,374	$(2,746)

The Company did not record any charges for other-than-temporary impairment losses for the quarters ended March 31, 2016 and 2015.

Loans

Total loans and leases, net of deferred fees and discounts, of $4.17 billion at March 31, 2016, increased by $156.5 million, or 3.9%, from $4.02 billion at December 31, 2015. The increase in total loans included $167.3 million of loans acquired from CCB. The $156.5 million increase in loans was principally due to increases of approximately $168.7 million in commercial real estate loans, $32.5 million in commercial and industrial loans, $21.1 million in construction loans, $7.3 million in consumer loans, and $6.8 million in SBA loans. Dairy & livestock and agribusiness loans decreased $79.0 million, primarily due to seasonal paydowns. Excluding the acquired CCB loans and the decrease in dairy & livestock and agribusiness loans, overall loan growth was $66.9 million, or 1.80%, for the quarter ended March 31, 2016.

Total loans, net of deferred loan fees, comprise 55.49% of our total interest-earning assets as of March 31, 2016. The following table presents our loan portfolio, excluding PCI and held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Commercial and industrial	$466,961	$434,099
SBA	113,703	106,867
Real estate:
Commercial real estate	2,819,119	2,643,184
Construction	89,648	68,563
SFR mortgage	232,965	233,754
Dairy & livestock and agribusiness	227,710	305,509
Municipal lease finance receivables	73,098	74,135
Consumer and other loans	76,103	69,278

Gross loans, excluding PCI loans	4,099,307	3,935,389
Less: Deferred loan fees, net	(7,748)	(8,292)

Gross loans, excluding PCI loans, net of deferred loan fees	4,091,559	3,927,097
Less: Allowance for loan losses	(59,336)	(59,156)

Net loans, excluding PCI loans	4,032,223	3,867,941

PCI Loans	84,960	93,712
Discount on PCI loans	(3,110)	(3,872)

PCI loans, net	81,850	89,840

Total loans and lease finance receivables	$4,114,073	$3,957,781

As of March 31, 2016, $178.9 million, or 6.35% of the total commercial real estate loans included loans secured by farmland, compared to $173.0 million, or 6.54%, at December 31, 2015. The loans secured by farmland included $135.1 million for loans secured by dairy & livestock land and $43.8 million for loans secured by agricultural land at March 31, 2016, compared to $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015. As of March 31, 2016, dairy & livestock and agribusiness loans of $227.7 million was comprised of $210.2 million for dairy & livestock loans and $17.5 million for agribusiness loans, compared to $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans at December 31, 2015.

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

 The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type (PCI)

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Commercial and industrial	$7,147	$7,473
SBA	370	393
Real estate:
Commercial real estate	74,598	81,786
Construction	-	-
SFR mortgage	190	193
Dairy & livestock and agribusiness	255	1,429
Municipal lease finance receivables	-	-
Consumer and other loans	2,400	2,438

Gross PCI loans	84,960	93,712
Less: Purchase accounting discount	(3,110)	(3,872)

Gross PCI loans, net of discount	81,850	89,840
Less: Allowance for PCI loan losses	-	-

Net PCI loans	$81,850	$89,840

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

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. SBA loans are loans, which are guaranteed in whole or in part by the SBA, to commercial entities and/or their principals to finance capital purchases or improvements, to provide cash flow for operations for both short and long term working capital needs to finance sales growth or expansion, and commercial real estate loans to acquire or refinance the entities commercial real estate. Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Consumer loans include auto and equipment leases, installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of March 31, 2016, the Company had $21.3 million of total SBA 7(a) loans. The SBA 7(a) loans of include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of March 31, 2016, the Company had $92.8 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of March 31, 2016.

	March 31, 2016
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,624,366	39.6%	$1,095,661	38.9%
Central Valley	694,987	16.9%	469,346	16.6%
Inland Empire	662,519	16.2%	557,166	19.8%
Orange County	515,269	12.6%	295,499	10.5%
Ventura/Santa Barbara County	258,110	6.3%	206,991	7.3%
Other areas (1)	344,056	8.4%	194,456	6.9%

	$4,099,307	100.0%	$2,819,119	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of March 31, 2016.

	March 31, 2016
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$73,331	86.3%	$66,324	88.9%
Los Angeles County	8,875	10.5%	5,522	7.4%
Other areas (1)	2,754	3.2%	2,752	3.7%

	$84,960	100.0%	$74,598	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	March 31, 2016
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$180,646	5.9%	100.0%	$528
SFR mortgage - Mortgage pools	52,319	1.7%	100.0%	199

Total SFR mortgage	232,965	7.6%

Commercial real estate:
Multi-family	258,418	8.5%	-	1,325
Industrial	804,023	26.3%	39.1%	1,087
Office	496,771	16.3%	26.8%	1,186
Retail	492,213	16.1%	7.4%	1,563
Medical	196,036	6.4%	36.9%	1,815
Secured by farmland (2)	178,890	5.9%	100.0%	2,105
Other (3)	392,768	12.9%	42.4%	1,327

Total commercial real estate	2,819,119	92.4%

Total SFR mortgage and commercial real estate loans	$3,052,084	100.0%	37.2%	1,105

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $135.1 million for loans secured by dairy & livestock land and $43.8 million for loans secured by agricultural land at March 31, 2016.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.1% of total commercial real estate loans.

The SFR mortgage— Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. The program was changed to enable our Bank to underwrite and process SFR mortgage loans generated through our Centers, as opposed to our past practice of contracting with an outside party for certain underwriting and related loan origination services. This program involving Bank-generated referrals, credit guidelines and underwriting was initiated during the quarter ended December 31, 2012. We originated loan volume in the aggregate principal amount of $10.5 million under this program during the three months ended March 31, 2016.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $52.3 million at March 31, 2016. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	March 31, 2016
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$190	0.3%	100.0%	$190
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	190	0.3%
Commercial real estate:
Multi-family	2,539	3.4%	-	1,270
Industrial	18,501	24.7%	44.8%	685
Office	5,356	7.2%	44.8%	383
Retail	9,632	12.9%	33.8%	602
Medical	10,060	13.4%	99.4%	1,258
Secured by farmland	3,809	5.1%	100.0%	381
Other (2)	24,701	33.0%	66.1%	749

Total commercial real estate	74,598	99.7%

Total SFR mortgage and commercial real estate loans	$74,788	100.0%	59.2%	674

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 87% of other loans.

Construction Loans

As of March 31, 2016, the Company had $89.6 million in construction loans. This represents 2.14% of total gross loans held-for-investment. There were no PCI construction loans at March 31, 2016. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland Empire region of Southern California. At March 31, 2016, construction loans consisted of $47.2 million in SFR and multi-family construction loans and $42.4 million in commercial construction loans. As of March 31, 2016 there were no nonperforming construction loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans	$5,784	$8,397
Troubled debt restructured loans (nonperforming)	12,360	12,622
OREO	6,545	6,993

Total nonperforming assets	$24,689	$28,012

Troubled debt restructured performing loans	$37,321	$42,687

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.59%	0.70%

Percentage of nonperforming assets to total assets	0.31%	0.37%

At March 31, 2016, loans classified as impaired, excluding PCI loans, totaled $55.5 million, or 1.33% of total gross loans, compared to $63.7 million, or 1.62% of total loans at December 31, 2015. The March 31, 2016 balance included nonperforming loans of $18.1 million. At March 31, 2016, impaired loans which were restructured in a troubled debt restructure (“TDR”) represented $49.7 million, of which $12.4 million were nonperforming and $37.3 million were performing.

Of the $55.5 million total impaired loans as of March 31, 2016, $43.2 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $12.3 million.

Troubled Debt Restructurings

Total TDRs were $49.7 million at March 31, 2016, compared to $55.3 million at December 31, 2015. Of the $12.4 million in nonperforming TDRs at March 31, 2016, all were paying in accordance with the modified terms at March 31, 2016. At March 31, 2016, $37.3 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	March 31, 2016		December 31, 2015
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$855	5	$939	5
SBA	869	2	681	1
Real Estate:
Commercial real estate	23,495	14	25,752	13
Construction	7,651	1	7,651	1
SFR mortgage	3,325	11	3,565	11
Dairy & livestock and agribusiness	714	1	3,685	2
Consumer and other	412	1	414	1

Total performing TDRs	$37,321	35	$42,687	34

Nonperforming TDRs:
Commercial and industrial	$597	4	$652	5
SBA	316	1	321	1
Real Estate:
Commercial real estate	11,050	4	11,323	4
Construction	-	-	-	-
SFR mortgage	322	1	326	1
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	75	2	-	-

Total nonperforming TDRs	$12,360	12	$12,622	11

Total TDRs	$49,681	47	$55,309	45

At March 31, 2016 and December 31, 2015, $642,000 and $607,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for March 31, 2016 and 2015 were zero.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$622	$704	$1,051	$903	$952
SBA	2,435	2,567	2,634	2,456	2,463
Real estate:
Commercial real estate	12,082	14,541	16,696	14,967	16,787
Construction	-	-	-	-	-
SFR mortgage	2,549	2,688	2,778	3,400	2,233
Dairy & livestock and agribusiness	-	-	-	-	103
Consumer and other loans	456	519	489	498	463

Total	$18,144	$21,019	$23,648	$22,224	$23,001

% of Total gross loans	0.43%	0.52%	0.62%	0.59%	0.62%
Past due 30-89 days:
Commercial and industrial	$111	$-	$-	$246	$112
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	354	266	1,333	35
Construction	-	-	-	-	-
SFR mortgage	625	1,082	-	355	1,613
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	164	-	52	2	139

Total	$900	$1,436	$318	$1,936	$1,899

% of Total gross loans	0.02%	0.04%	0.01%	0.05%	0.05%
OREO:
Commercial and industrial	$-	$-	$-	$-	$736
Real estate:
Commercial real estate	1,705	2,125	2,135	2,967	1,518
Construction	4,840	4,868	4,868	4,868	4,868

Total	$6,545	$6,993	$7,003	$7,835	$7,122

Total nonperforming, past due, and OREO	$25,589	$29,448	$30,969	$31,995	$32,022

% of Total gross loans	0.61%	0.73%	0.81%	0.85%	0.86%

We had $18.1 million in nonperforming loans, excluding PCI loans, defined as nonaccrual loans and nonperforming TDRs, at March 31, 2016, or 0.43% of total gross loans. This compares to $21.0 million in nonperforming loans at December 31, 2015. At March 31, 2016 two customer relationships comprised $10.4 million, or 57.20%, of our nonperforming loans at March 31, 2016. The primary collateral for these loans is commercial real estate properties. At March 31, 2016, there was $371,000 allowance for loan losses specifically allocated to these loans. There were no charge-offs recorded for these customer relationships in three months ended March 31, 2016.

We had $6.5 million in OREO at March 31, 2016, compared to $7.0 million at December 31, 2015. As of March 31, 2016, we had four OREO properties, compared with four OREO properties at December 31, 2015. During the first quarter of 2016, there were no additions to OREO.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest and changes in the financial conditions or business of a borrower, and drought conditions in California may adversely affect a borrower’s ability to pay or the value of our collateral. See “Risk Management — Credit Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2016, there were no PCI loans considered as nonperforming as described above.

There were no OREO properties as of March 31, 2016 and December 31, 2015.

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

The allowance for loan losses totaled $59.3 million as of March 31, 2016, compared to $59.2 million as of December 31, 2015. The allowance for loan losses was increased by net recoveries of $180,000 for the first quarter of 2016. No loan loss provision was recorded for the quarters ended March 31, 2016 and 2015.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented as there was no allowance for PCI loans.

	As of and For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$59,156	$59,825
Charge-offs:
Commercial and industrial	61	134
SBA	-	33
Commercial real estate	-	-
Construction	-	-
SFR mortgage	102	-
Dairy & livestock and agribusiness	-	-
Consumer and other loans	-	177

Total charge-offs	163	344

Recoveries:
Commercial and industrial	63	35
SBA	1	34
Commercial real estate	139	857
Construction	9	9
SFR mortgage	-	185
Dairy & livestock and agribusiness	99	99
Consumer and other loans	32	9

Total recoveries	343	1,228

Net recoveries	(180)	(884)
Other reallocation	-	-
Provision for loan losses	-	-

Allowance for loan losses at end of period	$59,336	$60,709

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,156	$7,656
Recapture of provision for unfunded loan commitments	-	(500)

Reserve for unfunded loan commitments at end of period	$7,156	$7,156

Reserve for unfunded loan commitments to total unfunded loan commitments	0.77%	0.84%

Amount of total loans at end of period (1)	$4,091,559	$3,601,605
Average total loans outstanding (1)	$3,942,324	$3,610,296

Net recoveries to average total loans	0.00%	-0.02%
Net recoveries to total loans at end of period	0.00%	-0.02%
Allowance for loan losses to average total loans	1.51%	1.68%
Allowance for loan losses to total loans at end of period	1.45%	1.69%
Net (recoveries) to allowance for loan losses	-0.30%	-1.46%
Net (recoveries) to provision for loan losses	-	-

(1)	Net of deferred loan origination fees, costs and discounts, excluding PCI loans.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $694,000 (1.17%), $669,000 (1.13%) and $794,000 (1.31%) of the total allowance as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

General allowance:  The loan portfolio collectively evaluated for impairment under ASC 450-20 is divided into risk rating classes of loan receivables between “classified” loans (including substandard and doubtful loans) “Special Mention” loans and “Pass” loans, and are further disaggregated into loan segments by loan type with similar risk characteristics. Both the classified and non-classified loan categories are divided into eight (8) specific loan segments. The allowance is provided for each segment based upon that segment’s average historical loss experience over an established look back period, adjusted for applicable loss emergence periods (i.e., the amount of time from the point at which a loss is incurred to the point at which the loss is confirmed), and further adjusted for current conditions based on our analysis of specific environmental or qualitative loss factors, as prescribed in the 2006 Interagency Policy Statement on ALLL, affecting the collectability of our loan portfolio that may cause actual loss rates to differ from historical loss experience. The above description reflects certain changes made to the Bank’s ALLL methodology in the current period described further below. Beginning with the first quarter of 2016 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance and eliminated.

During the first quarter of 2016, the Bank adjusted the Historical Loss Rate (HLR) applied to the construction portfolio segment from a segment level to a portfolio-wide HLR. Management determined that the actual losses recognized in the construction segment over the look-back period were no longer representative of the current risk in the construction loan portfolio due to substantial changes in the Bank’s lending policies and practices. In addition, since such changes were made, there have been no losses within the construction loan portfolio upon which to derive meaningful loss rates. All other segment HLRs remain relatively stable due to limited charge-offs and recoveries for the quarter. No other material changes were made to the Bank’s ALLL methodology.

The metrics that drive the qualitative component had nominal movements compared to last quarter resulting in minimal changes to the qualitative factors. Thus, as a result of the net effect of (i) changes in the HLRs of the construction portfolio segment, (ii) changes in risk ratings and reductions in balances of certain loans centered in the dairy and livestock portfolio, and (iii) net recoveries of $180,000, the Bank determined that the ALLL balance of $59.3 million was appropriate and no provision or recapture of provision for loan losses was necessary for the current reporting period. While we believe that the allowance at March 31, 2016 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.22 billion at March 31, 2016. This represented an increase of $299.0 million, or 5.05%, over total deposits of $5.92 billion at December 31, 2015. The increase in total deposits included $224.2 million of deposits assumed from CCB. The composition of deposits is summarized for the periods presented in the table below.

	March 31, 2016		December 31, 2015
	Balance	Percent	Balance	Percent

	(Dollars in thousands)

Noninterest-bearing deposits	$3,352,128	53.93%	$3,250,174	54.93%
Interest-bearing deposits
Investment checking	378,624	6.09%	367,253	6.21%
Money market	1,446,610	23.27%	1,293,210	21.85%
Savings	317,984	5.11%	296,135	5.00%
Time deposits	720,932	11.60%	710,488	12.01%

Total deposits	$6,216,278	100.00%	$5,917,260	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.35 billion at March 31, 2016, representing an increase of $102.0 million, or 3.14%, from noninterest-bearing deposits of $3.25 billion at December 31, 2015. Noninterest-bearing deposits represented 53.93% of total deposits for March 31, 2016, compared to 54.93% of total deposits for December 31, 2015.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.14 billion at March 31, 2016, representing an increase of $186.6 million, or 9.54%, from savings deposits of $1.96 billion at December 31, 2015.

Time deposits totaled $720.9 million at March 31, 2016, representing an increase of $10.4 million, or 1.47%, from total time deposits of $710.5 million for December 31, 2015.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 10.35% for the first quarter of 2016, compared to 11.56% for the first quarter of 2015.

At March 31, 2016, borrowed funds (customer repurchase agreements, FHLB advances and other borrowings) totaled $631.9 million. This represented a decrease of $104.8 million, or 14.23%, from total borrowed funds of $736.7 million at December 31, 2015.

As a result of the acquisition of CCB on February 29, 2016, we assumed $5.0 million in FHLB advances. We repaid these advances in April 2016.

At March 31, 2016, we had no short-term borrowings, compared to $46.0 million at December 31, 2015.

We also offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2016 and December 31, 2015, total customer repurchases were $626.9 million and $690.7 million, respectively, with a weighted average interest rate of 0.24% for both the quarter ended March 31, 2016 and the quarter ended December 31, 2015.

At March 31, 2016, $3.02 billion of loans and $2.76 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

 The following table summarizes the aggregate contractual obligations as of March 31, 2016.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$6,216,278	$6,184,424	$17,754	$5,567	$8,533
Customer repurchase agreements (1)	626,860	626,860	-	-	-
FHLB advances	5,000	2,000	3,000	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	11,809	606	610	457	10,136
Operating leases	17,932	5,594	8,079	3,031	1,228
Affordable housing investment	4,514	540	3,830	66	78
Advertising agreements	2,185	985	1,200	-	-

Total	$6,910,352	$6,821,009	$34,473	$9,121	$45,749

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At March 31, 2016 we had no short-term borrowings with the FHLB, compared to $46.0 million at a cost of 28 basis points at December 31, 2015.

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

Affordable housing investment represents the commitment to invest in qualified affordable housing partnerships that are payable on demand.

Advertising agreements represent the amounts that are due on various agreements that provide advertising benefits to the Company.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2016.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$410,518	$300,353	$76,839	$6,102	$27,224
SBA	336	66	270	-	-
Real estate:
Commercial real estate	106,115	13,871	23,014	60,790	8,440
Construction	82,718	56,663	26,055	-	-
SFR Mortgage	225	225	-	-	-
Dairy & livestock and agribusiness (1)	215,954	186,001	29,953	-	-
Consumer and other loans	75,169	12,379	8,114	7,350	47,326

Total Commitment to extend credit	891,035	569,558	164,245	74,242	82,990
Obligations under letters of credit	33,997	26,571	7,426	-	-

Total	$925,032	$596,129	$171,671	$74,242	$82,990

(1)	Total commitments to extend credit to agribusiness were $14.6 million at March 31, 2016.

As of March 31, 2016, we had commitments to extend credit of approximately $891.0 million, and obligations under letters of credit of $34.0 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $7.2 million as of March 31, 2016 and December 31, 2015 included in other liabilities.

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

The Company’s total equity was $971.9 million at March 31, 2016. This represented an increase of $48.5 million, or 5.25%, from total equity of $923.4 million at December 31, 2015. The increase for the three months ended March 31, 2016 resulted from $23.4 million in net earnings, $21.6 million for the issuance of common stock for the acquisition of CCB, $15.8 million increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $547,000 for shares issued pursuant to our stock-based compensation plan. This was offset by $12.9 million for cash dividends declared on common stock.

During the first quarter of 2016, the Board of Directors of CVB declared quarterly cash dividend totaling $0.12 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first quarter of 2016, there were no repurchased shares of common stock outstanding. As of March 31, 2016, we have 7,420,678 shares of our common stock remaining that are eligible for repurchase.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a common equity Tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2016, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see Item 1. Business — Capital Adequacy Requirements as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

At March 31, 2016, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			March 31, 2016		December 31, 2015
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.39%	11.29%	11.22%	11.11%
Common equity Tier I capital ratio	4.50%	6.50%	16.27%	16.60%	16.49%	16.81%
Tier 1 risk-based capital ratio	6.00%	8.00%	16.74%	16.60%	16.98%	16.81%
Total risk-based capital ratio	8.00%	10.00%	18.00%	17.85%	18.23%	18.06%

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

Since the primary sources and uses of funds for the Company are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on loan portfolio interest and principal payments to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Company’s assets. For the first quarter of 2016, the loan to deposit ratio averaged 66.92%, compared to an average ratio of 65.07% for the same period in 2015. The ratio of loans to deposits and customer repurchases averaged 60.08% for the first quarter of 2016 and 58.63% for the first quarter of 2015.

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

Based on the Bank’s last three fiscal years, at March 31, 2016, without approval of the California DBO approximately $152.5 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of the Company believes that such restrictions will not have any current impact on the ability of CVB to meet its ongoing cash obligations. As of March 31, 2016, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.

Net cash provided by operating activities totaled $31.3 million for the first quarter of 2016, compared to $28.1 million for the same period last year. The increase in cash provided by operating activities was primarily attributed to an increase in service charges and other fees received and an increase in interest and dividends received, partially offset by decreases in interest paid and payments to vendors, employees and others.

Net cash provided by investing activities totaled $150.1 million for the first quarter of 2016, compared to $230.8 million for the same period last year. The decrease in cash provided by investing activities for 2016 was primarily the result of net decreases in loan and lease finance receivables and the acquisition of CCB, net of cash acquired. This was partially offset by an increase in proceeds from the repayments and maturity of investment securities.

Net cash used in financing activities totaled $47.9 million for the first quarter of 2016, compared to $36.7 million of net cash provided for the same period last year. The increase in cash used in financing activities for the first quarter of 2016 was primarily due to decreases in deposits and customer repurchase agreements, partially offset by the $200.0 million repayment of the FHLB advance in the first quarter of 2015.

At March 31, 2016, cash and cash equivalents totaled $239.6 million. This represented a decrease of $161.8 million, or 40.31%, from $401.4 million at March 31, 2015 and an increase of $133.5 million, or 125.82%, from $106.1 million at December 31, 2015. Total deposits of $6.22 billion at March 31, 2016 increased $299.0 million, or 5.05%, over total deposits of $5.92 billion at December 31, 2015.

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

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of interest-earning assets or interest-bearing liabilities. In general, whether we report a positive gap in the short-term period or negative gap in the long-term period does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

Approximately $2.35 billion, or 76%, of the total investment portfolio at March 31, 2016 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2016.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	-0.37%
- 100 basis points	-0.27%

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving federal and state securities law claims, employment, wage-hour and labor law claims, lender liability claims, trust and estate administration claims, and consumer and privacy claims, some of which may be styled as “class action” or representative cases. Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of March 31, 2016, the Company does not have any litigation reserves.

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

On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. The consolidated complaint alleges that defendants, among other things, misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which was originally alleged to be between October 21, 2009 and August 9, 2010 (but which has subsequently been shortened to the period between March 4, 2010 and August 9, 2010). Specifically, defendants are alleged to have violated applicable accounting rules and to have made misrepresentations in connection with the Company’s allowance for loan loss methodology, loan underwriting guidelines, methodology for grading loans, and the process for making provisions for loan losses. The consolidated complaint sought compensatory damages and other relief in favor of the purported class.

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

On October 24, 2013, the plaintiffs filed a notice of appeal of the District Court’s final order of dismissal with the U.S. Court of Appeals for the Ninth Circuit. Following the filing of appellate briefs by the respective parties, the Court of Appeals conducted a hearing and oral argument in the case on December 10, 2015. On February 1, 2016, the Court of Appeals issued its decision in the case. The Ninth Circuit opinion affirmed the district court’s decision in part, reversed it in part and remanded the case for further proceedings in the District Court. Following remand of the case to the District Court, we expect to undertake discovery and motion practice with respect to the remaining claims of the plaintiffs which survived the appeal. A status conference in the case has been scheduled by the District Court for May 23, 2016.

The Company intends to continue to vigorously contest and defend the plaintiff’s allegations with respect to the remaining claims in this case.

A former employee and branch-based service manager filed a complaint against the Company, on December 29, 2014, in an action entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, individually and on behalf of the Company’s branch-based employees and managers who are classified as “exempt” under California and federal employment laws. The case is styled as a putative class action lawsuit and alleges, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. On February 11, 2015, the same law firm representing Morgan filed a second complaint, entitled Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “non-exempt” hourly employees. On April 6, 2015, these two cases were consolidated in a first amended complaint under the rubric of the Morgan case in Los Angeles County Superior Court. The first amended complaint seeks class certification, the appointment of the plaintiffs as class representatives, and an unspecified amount of damages and penalties.

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

We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if we believe it is material or if we believe such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our disclosures accordingly. Because the outcomes of the federal securities class action appeal and the consolidated wage-hour class action case summarized above are uncertain, we cannot predict any range of loss or even if any loss is probable related to these two actions. We do not presently believe that the ultimate resolution of any of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program for the three months ended March 31, 2016. As of March 31, 2016, there were 7,420,678 shares of our common stock remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Consulting Services Agreement for Richard C. Thomas, dated April 25, 2016. †(1)
10.2	Waiver and Release Agreement for Richard C. Thomas, dated April 25, 2016. †(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
(1)	Incorporated herein by reference to Exhibit 10.1 (/Exhibits 99.1) to our Form 8-K filed with the SEC on April 27, 2016.
(2)	Incorporated herein by reference to Exhibit 10.2 (/Exhibits 99.2) to our Form 8-K filed with the SEC on April 27, 2016.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: May 10, 2016
/s/Richard C. Thomas
Duly Authorized Officer and Chief Financial Officer