Form 10-Q
period 2016-06-30
CVB FINANCIAL CORP
filed 2016-08-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 107,957,513 outstanding as of July 29, 2016.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to, local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities; our ability to attract deposits and other sources of funding or liquidity; supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate; a prolonged slowdown or decline in real estate construction, sales or leasing activities; changes in the financial performance and/or condition of our borrowers or key vendors or counterparties; changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs; the costs or effects of acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such acquisitions or dispositions; the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, banking capital levels, consumer, commercial or secured lending, securities and securities trading and hedging, compliance, fair lending, employment, executive compensation, insurance, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply; changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk; inflation, interest rate, securities market and monetary fluctuations; changes in government interest rates or monetary policies; changes in the amount and availability of deposit insurance; cyber-security threats, including loss of system functionality or theft or loss of Company or customer data or money; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, drought, or the effects of pandemic diseases; the timely development and acceptance of new banking products and services and the perceived overall value of these products and services by customers and potential customers; the Company’s relationships with and reliance upon vendors with respect to the operation of certain of the Company’s key internal and external systems and applications; changes in commercial or consumer spending, borrowing and savings preferences or behaviors; technological changes and the expanding use of technology in banking (including the adoption of mobile banking and funds transfer applications); the ability to retain and increase market share, retain and grow customers and control expenses; changes in the competitive environment among financial and bank holding companies, banks and other financial service providers; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions; fluctuations in the price of the Company’s common stock or other securities and the resulting impact on the Company’s ability to raise capital or make acquisitions; the effect of changes in accounting policies and practices, as may be adopted from time-to-time by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters; changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our management team and/or our board of directors; the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as securities, consumer or employee class action litigation), regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews; our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO; our success at managing the risks involved in the foregoing items and all other factors set forth in the Company’s public reports including its Annual Report on Form 10-K for the year ended December 31, 2015, and particularly the discussion of risk factors within that document. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law. Any statements about future operating results, such as those concerning accretion and dilution to the Company’s earnings or shareholders, are for illustrative purposes only, are not forecasts, and actual results may differ.

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Cash and due from banks	$107,779	$102,772
Interest-earning balances due from Federal Reserve and federal funds sold	591,403	3,325

Total cash and cash equivalents	699,182	106,097

Interest-earning balances due from depository institutions	91,272	32,691
Investment securities available-for-sale, at fair value (with amortized cost of $2,181,478 at June 30, 2016, and $2,337,715 at December 31, 2015)	2,248,032	2,368,646
Investment securities held-to-maturity (with fair value of $743,481 at June 30, 2016, and $853,039 at December 31, 2015)	724,357	850,989

Total investment securities	2,972,389	3,219,635

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,588
Loans and lease finance receivables	4,237,928	4,016,937
Allowance for loan losses	(60,938)	(59,156)

Net loans and lease finance receivables	4,176,990	3,957,781

Premises and equipment, net	39,702	31,382
Bank owned life insurance	133,231	130,956
Accrued interest receivable	21,389	22,732
Intangibles	5,586	2,265
Goodwill	88,174	74,244
Income taxes	27,693	47,251
Other assets	39,011	28,578

Total assets	$8,312,307	$7,671,200

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,666,206	$3,250,174
Interest-bearing	2,919,780	2,667,086

Total deposits	6,585,986	5,917,260
Customer repurchase agreements	590,465	690,704
Other borrowings	-	46,000
Deferred compensation	11,920	11,269
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	44,723	1,696
Other liabilities	61,976	55,098

Total liabilities	7,320,844	6,747,801

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 107,946,952 at June 30, 2016, and 106,384,982 at December 31, 2015	527,452	502,571
Retained earnings	422,939	399,919
Accumulated other comprehensive income, net of tax	41,072	20,909

Total stockholders’ equity	991,463	923,399

Total liabilities and stockholders’ equity	$8,312,307	$7,671,200

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans and leases, including fees	$50,257	$45,322	$96,027	$90,864
Investment securities:
Investment securities available-for-sale	12,018	17,503	24,817	35,437
Investment securities held-to-maturity	4,743	36	10,091	74

Total investment income	16,761	17,539	34,908	35,511

Dividends from FHLB stock	439	1,414	807	1,883
Federal funds sold	383	187	488	329
Interest-earning deposits with other institutions	175	53	285	108

Total interest income	68,015	64,515	132,515	128,695

Interest expense:
Deposits	1,582	1,307	3,019	2,600
Borrowings	345	342	768	2,115
Junior subordinated debentures	132	108	256	213

Total interest expense	2,059	1,757	4,043	4,928

Net interest income before recapture of provision for loan losses	65,956	62,758	128,472	123,767
Recapture of provision for loan losses	-	(2,000)	-	(2,000)

Net interest income after recapture of provision for loan losses	65,956	64,758	128,472	125,767

Noninterest income:
Service charges on deposit accounts	3,822	3,952	7,569	7,913
Trust and investment services	2,508	2,181	4,711	4,332
Bankcard services	784	842	1,339	1,575
BOLI income	752	808	1,299	1,457
Gain on sale of loans	-	-	1,101	-
Other	1,408	562	1,938	1,079

Total noninterest income	9,274	8,345	17,957	16,356

Noninterest expense:
Salaries and employee benefits	21,558	19,648	42,811	38,943
Occupancy and equipment	4,125	3,713	7,838	7,365
Professional services	1,188	1,527	2,554	2,680
Software licenses and maintenance	1,065	993	1,974	2,023
Promotion	1,192	1,201	2,619	2,528
Recapture of provision for unfunded loan commitments	-	-	-	(500)
Debt termination expense	16	-	16	13,870
Acquisition related expenses	355	-	1,204	-
Other	4,939	4,451	9,786	9,096

Total noninterest expense	34,438	31,533	68,802	76,005

Earnings before income taxes	40,792	41,570	77,627	66,118

Income taxes	15,278	14,757	28,722	23,472

Net earnings	$25,514	$26,813	$48,905	$42,646

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$7,493	$(32,968)	$34,763	$(12,698)
Less: Income tax (expense) benefit related to items of other comprehensive income	(3,147)	13,846	(14,600)	5,332

Other comprehensive income (loss), net of tax	4,346	(19,122)	20,163	(7,366)

Comprehensive income	$29,860	$7,691	$69,068	$35,280

Basic earnings per common share	$0.23	$0.25	$0.46	$0.40
Diluted earnings per common share	$0.23	$0.25	$0.45	$0.40
Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2016 and 2015

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income	Total
Balance, January 1, 2015	105,893	$495,220	$351,814	$31,075	$878,109
Repurchase of common stock	(33)	(511)	-	-	(511)
Exercise of stock options	397	4,500	-	-	4,500
Tax benefit from exercise of stock options	-	742	-	-	742
Shares issued pursuant to stock-based compensation plan	80	1,371	-	-	1,371
Cash dividends declared on common stock ($0.24 per share)	-	-	(25,500)	-	(25,500)
Net earnings	-	-	42,646	-	42,646
Other comprehensive loss	-	-	-	(7,366)	(7,366)

Balance, June 30, 2015	106,337	$501,322	$368,960	$23,709	$893,991

Balance, January 1, 2016	106,385	$502,571	$399,919	$20,909	$923,399
Repurchase of common stock	(40)	(408)	-	-	(408)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	175	2,254	-	-	2,254
Tax benefit from exercise of stock options	-	86	-	-	86
Shares issued pursuant to stock-based compensation plan	33	1,307	-	-	1,307
Cash dividends declared on common stock ($0.24 per share)	-	-	(25,885)	-	(25,885)
Net earnings	-	-	48,905	-	48,905
Other comprehensive income	-	-	-	20,163	20,163

Balance, June 30, 2016	107,947	$527,452	$422,939	$41,072	$991,463

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Interest and dividends received	$138,664	$137,747
Service charges and other fees received	16,908	13,840
Interest paid	(4,030)	(5,768)
Net cash paid to vendors, employees and others	(69,730)	(68,710)
Income taxes paid	(23,000)	(27,000)
Payments to FDIC, loss share agreement	(203)	(460)

Net cash provided by operating activities	58,609	49,649

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	1,423	7,750
Net change in interest-earning balances from depository institutions	3,755	2,740
Proceeds from repayment of investment securities available-for-sale	228,070	202,162
Proceeds from maturity of investment securities available-for-sale	56,006	54,601
Purchases of investment securities available-for-sale	(97,368)	(236,451)
Proceeds from repayment and maturity of investment securities held-to-maturity	128,497	-
Net (increase) decrease in loan and lease finance receivables	(54,623)	35,862
Proceeds from sale of loans	6,417	-
Purchase of premises and equipment	(2,045)	(485)
Proceeds from sales of other real estate owned	621	1,538
Cash used in sale of branch, net	(8,217)	-
Cash paid for County Commerce Bank (CCB) acquisition, net of cash acquired	(7,504)	-

Net cash provided by investing activities	255,032	67,717

Cash Flows from Financing Activities
Net increase in other deposits	512,784	430,912
Net decrease in time deposits	(58,754)	(41,690)
Repayment of FHLB advances	(5,000)	(200,000)
Net decrease in other borrowings	(46,000)	(46,000)
Net (decrease) increase in customer repurchase agreements	(99,818)	98,699
Cash dividends on common stock	(25,700)	(23,340)
Repurchase of common stock	(408)	(511)
Proceeds from exercise of stock options	2,254	4,500
Tax benefit related to exercise of stock options	86	742

Net cash provided by financing activities	279,444	223,312

Net increase in cash and cash equivalents	593,085	340,678

Cash and cash equivalents, beginning of period	106,097	105,768

Cash and cash equivalents, end of period	$699,182	$446,446

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$48,905	$42,646

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	(1,101)	-
Gain on sale of branch	(272)	-
Gain on sale of other real estate owned	(14)	(232)
Increase in bank owned life insurance	(2,275)	(2,670)
Net amortization of premiums and discounts on investment securities	10,192	9,749
Accretion of PCI discount	(1,569)	(2,012)
Recapture of provision for loan losses	-	(2,000)
Recapture of provision for unfunded loan commitments	-	(500)
Valuation adjustment on other real estate owned	337	162
Payments to FDIC, loss share agreement	(203)	(460)
Stock-based compensation	1,307	1,371
Depreciation and amortization, net	1,685	292
Change in other assets and liabilities	1,617	3,303

Total adjustments	9,704	7,003

Net cash provided by operating activities	$58,609	$49,649

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$44,723	$59,693
Transfer of loans to other real estate owned	$-	$3,666
Issuance of common stock for CCB acquistion	$21,642	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BUSINESS

The condensed consolidated financial statements include CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank” or “CBB”) after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 43 Business Financial Centers, eight Commercial Banking Centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

On February 29, 2016, we completed the acquisition of County Commerce Bank (“CCB”), headquartered in Ventura County with four branch locations in Ventura County with total assets of approximately $253 million. This acquisition extends our geographic footprint northward into the central coast of California. Our condensed consolidated financial statements for 2016 include CCB operations, post-merger. See Note 4 – Business Combinations, included herein.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Recent Accounting Pronouncements— In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

4.     BUSINESS COMBINATIONS

County Commerce Bank Acquisition

On February 29, 2016, the Bank acquired all of the assets and assumed all of the liabilities of CCB for $20.6 million in cash and $21.6 million in stock. As a result, CCB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further expand its footprint northward into and along the central coast of California. At close, CCB had four branches located in the communities of: Ventura, Oxnard, Camarillo, and Westlake Village. The systems integration of CCB and CBB was completed in April 2016.

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

For the three and six months ended June 30, 2016, the Company incurred non-recurring merger related expenses associated with the CCB acquisition of $355,000 and $1.2 million, respectively.

5.    INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$4,750	$13	$-	$4,763	0.21%
Residential mortgage-backed securities	1,663,091	54,359	-	1,717,450	76.40%
CMO/REMIC - residential	388,881	9,015	-	397,896	17.70%
Municipal bonds	119,756	2,893	(1)	122,648	5.46%
Other securities	5,000	275	-	5,275	0.23%

Total available-for-sale securities	$2,181,478	$66,555	$(1)	$2,248,032	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$209,301	$6,336	$-	$215,637	28.90%
Residential mortgage-backed securities	215,762	6,274	-	222,036	29.79%
CMO	974	501	-	1,475	0.13%
Municipal bonds	298,320	6,983	(970)	304,333	41.18%

Total held-to-maturity securities	$724,357	$20,094	$(970)	$743,481	100.00%

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,752	$-	$(7)	$5,745	0.24%
Residential mortgage-backed securities	1,788,857	26,001	(1,761)	1,813,097	76.55%
CMO/REMIC - residential	380,166	4,689	(1,074)	383,781	16.20%
Municipal bonds	157,940	3,036	(3)	160,973	6.80%
Other securities	5,000	50	-	5,050	0.21%

Total available-for-sale securities	$2,337,715	$33,776	$(2,845)	$2,368,646	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$293,338	$1,176	$(734)	$293,780	34.47%
Residential mortgage-backed securities	232,053	-	(1,293)	230,760	27.27%
CMO	1,284	569	-	1,853	0.15%
Municipal bonds	324,314	3,051	(719)	326,646	38.11%

Total held-to-maturity securities	$850,989	$4,796	$(2,746)	$853,039	100.00%

(1) Securities held-to-maturity are presented in the condensed consolidated balance sheets at amortized cost.

During the quarter ended September 30, 2015, investment securities were transferred from the available-for-sale security portfolio to the held-to-maturity security portfolio. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (“AOCI”) and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At June 30, 2016, investment securities HTM totaled $724.4 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $2.5 million at June 30, 2016.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$10,827	$12,784	$22,207	$25,707
Tax-advantaged	1,191	4,719	2,610	9,730
Investment securities held-to-maturity:
Taxable	2,215	36	4,835	74
Tax-advantaged	2,528	-	5,256	-

Total interest income from investment securities	$16,761	$17,539	$34,908	$35,511

Approximately 86% of the total investment securities portfolio at June 30, 2016 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2016 and December 31, 2015. At June 30, 2016, the Bank had $1.1 million in total CMO backed by whole loans issued by private-label companies (nongovernment sponsored).

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

June 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO/REMIC - residential	-	-	-	-	-	-
Municipal bonds	-	-	5,971	(1)	5,971	(1)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$-	$-	$5,971	$(1)	$5,971	$(1)

Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO	-	-	-	-	-	-
Municipal bonds	67,573	(970)	-	-	67,573	(970)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$67,573	$(970)	$-	$-	$67,573	$(970)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,745	$(7)	$-	$-	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	-	-	437,699	(1,761)
CMO/REMIC - residential	171,923	(1,074)	-	-	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSE	$84,495	$(734)	$-	$-	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	-	-	230,760	(1,293)
CMO	-	-	-	-	-	-
Municipal bonds	110,119	(719)	-	-	110,119	(719)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$425,374	$(2,746)	$-	$-	$425,374	$(2,746)

At June 30, 2016 and December 31, 2015, investment securities having a carrying value of approximately $2.59 billion and $2.81 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2016, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMO/REMIC have contractual maturities through 2043, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMIC are included in maturity categories based upon estimated prepayment speeds.

	June 30, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$12,202	$12,343	$-	$-
Due after one year through five years	1,795,806	1,851,485	167,856	171,966
Due after five years through ten years	131,286	134,700	240,842	245,295
Due after ten years	242,184	249,504	315,659	326,220

Total investment securities	$2,181,478	$2,248,032	$724,357	$743,481

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2016.

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

At June 30, 2016, the remaining discount associated with the PCI loans approximated $2.4 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $1.0 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools, which approximates 3 years. The loss sharing agreement for commercial loans expired October 16, 2014.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$2,580	$7,473
SBA	348	393
Real estate:
Commercial real estate	70,589	81,786
Construction	-	-
SFR mortgage	186	193
Dairy & livestock and agribusiness	503	1,429
Municipal lease finance receivables	-	-
Consumer and other loans	1,816	2,438

Gross PCI loans	76,022	93,712
Less: Purchase accounting discount	(2,430)	(3,872)

Gross PCI loans, net of discount	73,592	89,840
Less: Allowance for PCI loan losses	(310)	-

Net PCI loans	$73,282	$89,840

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Pass	$60,181	$76,401
Special mention	10,255	11,142
Substandard	5,586	6,169
Doubtful & loss	-	-

Total gross PCI loans	$76,022	$93,712

Allowance for Loan Losses (“ALLL”)

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for PCI loans. The ALLL for PCI loans is determined separately from total loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully described in Note 3— Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, the allowance for loan losses included $310,000 for PCI loans, compared to no allowance for loan losses at December 31, 2015.

7.     LOANS AND LEASE FINANCE RECEIVABLES AND

ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$479,133	$434,099
SBA	111,762	106,867
Real estate:
Commercial real estate	2,884,332	2,643,184
Construction	94,009	68,563
SFR mortgage	237,488	233,754
Dairy & livestock and agribusiness	213,830	305,509
Municipal lease finance receivables	71,929	74,135
Consumer and other loans	79,725	69,278

Gross loans, excluding PCI loans	4,172,208	3,935,389
Less: Deferred loan fees, net	(7,872)	(8,292)

Gross loans, excluding PCI loans, net of deferred loan fees	4,164,336	3,927,097
Less: Allowance for loan losses	(60,628)	(59,156)

Net loans, excluding PCI loans	4,103,708	3,867,941

PCI Loans	76,022	93,712
Discount on PCI loans	(2,430)	(3,872)
Less: Allowance for loan losses	(310)	-

PCI loans, net	73,282	89,840

Total loans and lease finance receivables	$4,176,990	$3,957,781

As of June 30, 2016, 69.13% of the total gross loan portfolio (excluding PCI loans) consisted of commercial real estate loans and 2.25% of the total loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of June 30, 2016, $190.5 million, or 6.60% of the total commercial real estate loans included loans secured by farmland, compared to $173.0 million, or 6.54%, at December 31, 2015. The loans secured by farmland included $135.6 million for loans secured by dairy & livestock land and $54.8 million for loans secured by agricultural land at June 30, 2016, compared to $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015. As of June 30, 2016, dairy & livestock and agribusiness loans of $213.8 million were comprised of $200.2 million for dairy & livestock loans and $14.1 million for agribusiness loans, compared to $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans at December 31, 2015.

At June 30, 2016, the Company held approximately $2.04 billion of total fixed rate loans, including PCI loans.

At June 30, 2016 and December 31, 2015, loans totaling $3.13 billion and $2.91 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

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

The following table summarizes each type of loans, excluding PCI loans, according to our internal risk ratings for the periods presented.

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$440,455	$21,264	$17,407	$7	$479,133
SBA	93,259	11,697	6,582	224	111,762
Real estate:
Commercial real estate
Owner occupied	827,887	87,431	18,617	-	933,935
Non-owner occupied	1,909,707	24,804	15,886	-	1,950,397
Construction
Speculative	47,301	-	7,651	-	54,952
Non-speculative	39,057	-	-	-	39,057
SFR mortgage	229,984	4,965	2,539	-	237,488
Dairy & livestock and agribusiness	145,897	48,122	19,811	-	213,830
Municipal lease finance receivables	67,188	4,741	-	-	71,929
Consumer and other loans	75,378	1,867	2,377	103	79,725

Total gross loans, excluding PCI loans	$3,876,113	$204,891	$90,870	$334	$4,172,208

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$398,651	$33,000	$2,403	$45	$434,099
SBA	87,441	13,169	4,854	1,403	106,867
Real estate:
Commercial real estate
Owner occupied	772,114	54,758	11,481	-	838,353
Non-owner occupied	1,741,615	26,170	37,046	-	1,804,831
Construction
Speculative	38,186	-	7,651	-	45,837
Non-speculative	22,726	-	-	-	22,726
SFR mortgage	227,207	3,556	2,991	-	233,754
Dairy & livestock and agribusiness	285,647	19,862	-	-	305,509
Municipal lease finance receivables	69,194	4,941	-	-	74,135
Consumer and other loans	64,844	1,618	2,708	108	69,278

Total gross loans, excluding PCI loans	$3,707,625	$157,074	$69,134	$1,556	$3,935,389

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

Management believes that the ALLL was appropriate at June 30, 2016 and December 31, 2015. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended June 30, 2016
	Ending Balance March 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2016
	(Dollars in thousands)
Commercial and industrial	$8,731	$(24)	$141	$539	$9,387
SBA	1,236	-	2	(61)	1,177
Real estate:
Commercial real estate	38,286	-	496	1,137	39,919
Construction	1,151	-	875	(798)	1,228
SFR mortgage	2,202	-	-	299	2,501
Dairy & livestock and agribusiness	5,176	-	107	(401)	4,882
Municipal lease finance receivables	1,165	-	-	(50)	1,115
Consumer and other loans	1,389	(1)	6	(975)	419
PCI loans	-	-	-	310	310
Unallocated (1)	-	-	-	-	-

Total allowance for loan losses	$59,336	$(25)	$1,627	$-	$60,938

	For the Three Months Ended June 30, 2015
	Ending Balance March 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2015
	(Dollars in thousands)
Commercial and industrial	$7,502	$-	$197	$(514)	$7,185
SBA	2,196	-	3	(114)	2,085
Real estate:
Commercial real estate	34,848	(107)	783	(110)	35,414
Construction	1,043	-	41	(338)	746
SFR mortgage	2,425	(215)	-	354	2,564
Dairy & livestock and agribusiness	3,746	-	111	117	3,974
Municipal lease finance receivables	1,030	-	-	(16)	1,014
Consumer and other loans	825	(20)	52	(23)	834
Unallocated (1)	7,094	-	-	(1,356)	5,738

Total allowance for loan losses	$60,709	$(342)	$1,187	$(2,000)	$59,554

	For the Six Months Ended June 30, 2016
	Ending Balance December 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(85)	$204	$680	$9,387
SBA	993	-	3	181	1,177
Real estate:
Commercial real estate	36,995	-	635	2,289	39,919
Construction	2,389	-	884	(2,045)	1,228
SFR mortgage	2,103	(102)	-	500	2,501
Dairy & livestock and agribusiness	6,029	-	206	(1,353)	4,882
Municipal lease finance receivables	1,153	-	-	(38)	1,115
Consumer and other loans	906	(1)	38	(524)	419
PCI loans	-	-	-	310	310
Unallocated (1)	-	-	-	-	-

Total allowance for loan losses	$59,156	$(188)	$1,970	$-	$60,938

	For the Six Months Ended June 30, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(134)	$232	$13	$7,185
SBA	2,557	(33)	37	(476)	2,085
Real estate:
Commercial real estate	33,373	(107)	1,640	508	35,414
Construction	988	-	50	(292)	746
SFR mortgage	2,344	(215)	185	250	2,564
Dairy & livestock and agribusiness	5,479	-	210	(1,715)	3,974
Municipal lease finance receivables	1,412	-	-	(398)	1,014
Consumer and other loans	1,262	(197)	61	(292)	834
Unallocated (1)	5,336	-	-	402	5,738

Total allowance for loan losses	$59,825	$(686)	$2,415	$(2,000)	$59,554

(1)	Based upon changes to our ALLL methodology, as described in Note 3 – Summary of Significant Accounting Policies of the 2015 Annual Report on Form 10-K for the year ended December 31, 2015, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented.

	June 30, 2016
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,447	$477,686	$-	$526	$8,861	$-
SBA	3,498	108,264	-	42	1,135	-
Real estate:
Commercial real estate	17,908	2,866,424	-	1	39,918	-
Construction	7,651	86,358	-	45	1,183	-
SFR mortgage	5,734	231,754	-	13	2,488	-
Dairy & livestock and agribusiness	697	213,133	-	-	4,882	-
Municipal lease finance receivables	-	71,929	-	-	1,115	-
Consumer and other loans	829	78,896	-	3	416	-
PCI loans	-	-	76,022	-	-	310
Unallocated (1)	-	-	-	-	-	-

Total	$37,764	$4,134,444	$76,022	$630	$59,998	$310

	June 30, 2015
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,562	$404,861	$-	$435	$6,750	$-
SBA	3,146	117,420	-	12	2,073	-
Real estate:
Commercial real estate	39,981	2,529,430	-	-	35,414	-
Construction	7,651	39,276	-	24	722	-
SFR mortgage	7,044	207,459	-	77	2,487	-
Dairy & livestock and agribusiness	7,091	176,893	-	-	3,974	-
Municipal lease finance receivables	-	74,691	-	-	1,014	-
Consumer and other loans	915	70,261	-	2	832	-
PCI loans	-	-	110,746	-	-	-
Unallocated (1)	-	-	-	-	5,738	-

Total	$67,390	$3,620,291	$110,746	$550	$59,004	$-

(1)	Based upon changes to our ALLL methodology, as described in Note 3 – Summary of Significant Accounting Policies of the 2015 Annual Report on Form 10-K for the year ended December 31, 2015, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

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

	June 30, 2016

	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$61	$-	$61	$568	$478,504	479,133
SBA	-	-	-	2,637	109,125	111,762
Real estate:
Commercial real estate
Owner occupied	-	-	-	1,759	932,176	933,935
Non-owner occupied	320	-	320	9,637	1,940,440	1,950,397
Construction
Speculative (2)	-	-	-	-	54,952	54,952
Non-speculative	-	-	-	-	39,057	39,057
SFR mortgage	-	-	-	2,443	235,045	237,488
Dairy & livestock and agribusiness	-	-	-	-	213,830	213,830
Municipal lease finance receivables	-	-	-	-	71,929	71,929
Consumer and other loans	97	-	97	428	79,200	79,725

Total gross loans, excluding PCI Loans	$478	$-	$478	$17,472	$4,154,258	$4,172,208

(1)	As of June 30, 2016, $15.6 million of nonaccruing loans were current, $84,000 were 30-59 days past due, $338,000 were 60-89 days past due and $1.4 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2015

	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$704	$433,395	$434,099
SBA	-	-	-	2,567	104,300	106,867
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,174	834,179	838,353
Non-owner occupied	354	-	354	10,367	1,794,110	1,804,831
Construction
Speculative (2)	-	-	-	-	45,837	45,837
Non-speculative	-	-	-	-	22,726	22,726
SFR mortgage	1,082	-	1,082	2,688	229,984	233,754
Dairy & livestock and agribusiness	-	-	-	-	305,509	305,509
Municipal lease finance receivables	-	-	-	-	74,135	74,135
Consumer and other loans	-	-	-	519	68,759	69,278

Total gross loans, excluding PCI Loans	$1,436	$-	$1,436	$21,019	$3,912,934	$3,935,389

(1)	As of December 31, 2015, $7.9 million of nonaccruing loans were current, $456,000 were 30-59 days past due, $9.1 million were 60-89 days past due and $3.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At June 30, 2016, the Company had impaired loans, excluding PCI loans, of $37.8 million. Of this amount, there was $11.4 million of nonaccrual commercial real estate loans, $2.6 million of nonaccrual Small Business Administration (“SBA”) loans, $2.4 million of nonaccrual single-family residential (“SFR”) mortgage loans, $568,000 of nonaccrual commercial and industrial loans, and $428,000 of nonaccrual consumer and other loans. These impaired loans included $32.3 million of loans whose terms were modified in a troubled debt restructuring, of which $12.0 million were classified as nonaccrual. The remaining balance of $20.3 million consisted of 31 loans performing according to the restructured terms. The impaired loans had a specific allowance of $630,000 at June 30, 2016. At December 31, 2015, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $63.7 million with a related allowance of $669,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Six Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$840	$1,727	$-	$904	$14
SBA	3,266	4,026	-	3,347	25
Real estate:
Commercial real estate
Owner occupied	4,386	5,573	-	4,623	87
Non-owner occupied	12,522	15,110	-	12,760	83
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,464	6,331	-	5,591	60
Dairy & livestock and agribusiness	697	697	-	709	17
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	816	1,373	-	845	8

Total	27,991	34,837	-	28,779	294

With a related allowance recorded:
Commercial and industrial	607	668	526	638	6
SBA	232	250	42	238	6
Real estate:
Commercial real estate
Owner occupied	1,000	1,000	1	392	28
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	45	7,651	193
Non-speculative	-	-	-	-	-
SFR mortgage	270	270	13	277	3
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	13	13	3	13	-

Total	9,773	9,852	630	9,209	236

Total impaired loans	$37,764	$44,689	$630	$37,988	$530

	As of and For the Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,097	$1,941	$-	$1,172	$15
SBA	3,087	3,688	-	3,167	26
Real estate:
Commercial real estate
Owner occupied	5,987	7,080	-	5,865	127
Non-owner occupied	33,994	39,946	-	34,567	838
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	6,228	7,175	-	6,102	50
Dairy & livestock and agribusiness	7,091	7,559	-	7,269	167
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	906	1,426	-	940	8

Total	58,390	68,815	-	59,082	1,231

With a related allowance recorded:
Commercial and industrial	465	536	435	478	1
SBA	59	59	12	63	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	24	7,651	192
Non-speculative	-	-	-	-	-
SFR mortgage	816	824	77	826	3
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	9	14	2	10	-

Total	9,000	9,084	550	9,028	196

Total impaired loans	$67,390	$77,899	$550	$68,110	$1,427

	As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,017	$1,894	$-
SBA	3,207	3,877	-
Real estate:
Commercial real estate
Owner occupied	6,252	7,445	-
Non-owner occupied	34,041	37,177	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,665	6,453	-
Dairy & livestock and agribusiness	3,685	3,684	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	890	1,454	-

Total	54,757	61,984	-

With a related allowance recorded:
Commercial and industrial	626	695	626
SBA	41	47	10
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	7,651	7,651	13
Non-speculative	-	-	-
SFR mortgage	588	640	20
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	43	45	-

Total	8,949	9,078	669

Total impaired loans	$63,706	$71,062	$669

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of June 30, 2016 and December 31, 2015 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2016, compared to zero and a $500,000 recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the balance in this reserve was $7.2 million and was included in other liabilities.

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

As of June 30, 2016, there were $32.3 million of loans classified as a TDR, of which $12.0 million were nonperforming and $20.3 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2016, performing TDRs were comprised of one construction loan of $7.7 million, nine commercial real estate loans of $6.5 million, 11 SFR mortgage loans of $3.3 million, six commercial and industrial loans of $879,000, two SBA loans of $861,000, one dairy & livestock and agribusiness loan of $697,000 and one consumer loan of $401,000. There were no loans removed from TDR classification during the three and six months ended June 30, 2016 and 2015.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $609,000 and $607,000 of specific allowance to TDRs as of June 30, 2016 and December 31, 2015, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$37,321	$45,376	$42,687	$53,589
New modifications	112	30	1,118	30
Payoffs and payments, net	(17,141)	(240)	(23,513)	(8,969)
TDRs returned to accrual status	-	-	-	516
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$20,292	$45,166	$20,292	$45,166

Nonperforming TDRs:
Beginning balance	$12,360	$16,774	$12,622	$20,285
New modifications	-	330	82	330
Charge-offs	-	-	(38)	-
Transfer to OREO	-	-	-	(842)
Payoffs and payments, net	(331)	(842)	(637)	(4,090)
TDRs returned to accrual status	-	(1,095)	-	(516)
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$12,029	$15,167	$12,029	$15,167

Total TDRs	$32,321	$60,333	$32,321	$60,333

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2016	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	112	112	110	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	1	$112	$112	$110	$-

For the Three Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2015	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	30	30	30	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	330	330	330	12
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$360	$360	$360	$12

	For the Six Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2016	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	112	112	110	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	194	194	190	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	812	812	761	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	82	82	72	-

Total loans	6	$1,200	$1,200	$1,133	$28

	For the Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2015	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	30	30	30	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	330	330	330	12
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$360	$360	$360	$12

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of June 30, 2016, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2016.

8.     EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2016, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 262,000 and 267,000, respectively. For the three and six months ended June 30, 2015, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 254,000 and 228,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Earnings per common share:
Net earnings	$25,514	$26,813	$48,905	$42,646
Less: Net earnings allocated to restricted stock	99	143	205	223

Net earnings allocated to common shareholders	$25,415	$26,670	$48,700	$42,423

Weighted average shares outstanding	108,834	105,707	106,917	105,616
Basic earnings per common share	$0.23	$0.25	$0.46	$0.40

Diluted earnings per common share:
Net income allocated to common shareholders	$25,415	$26,670	$48,700	$42,423

Weighted average shares outstanding	108,834	105,707	106,917	105,616
Incremental shares from assumed exercise of outstanding options	410	451	406	445

Diluted weighted average shares outstanding	109,244	106,158	107,323	106,061
Diluted earnings per common share	$0.23	$0.25	$0.45	$0.40

9.     FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2016. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2016 and 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$4,763	$-	$4,763	$-
Residential mortgage-backed securities	1,717,450	-	1,717,450	-
CMO/REMIC - residential	397,896	-	397,896	-
Municipal bonds	122,648	-	122,648	-
Other securities	5,275	-	5,275	-

Total investment securities - AFS	2,248,032	-	2,248,032	-
Interest rate swaps	15,161	-	15,161	-

Total assets	$2,263,193	$-	$2,263,193	$-

Description of liability
Interest rate swaps	$15,161	$-	$15,161	$-

Total liabilities	$15,161	$-	$15,161	$-

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$5,745	$-	$5,745	$-
Residential mortgage-backed securities	1,813,097	-	1,813,097	-
CMO/REMIC - residential	383,781	-	383,781	-
Municipal bonds	160,973	-	160,973	-
Other securities	5,050	-	5,050	-

Total investment securities - AFS	2,368,646	-	2,368,646	-
Interest rate swaps	9,344	-	9,344	-

Total assets	$2,377,990	$-	$2,377,990	$-

Description of liability
Interest rate swaps	$9,344	$-	$9,344	$-

Total liabilities	$9,344	$-	$9,344	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2016 and December 31, 2015, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2016
			(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$95	$-	$-		$95	$14
SBA	232	-	-		232	42
Real estate:
Commercial real estate	1,000	-	-		1,000	1
Construction	7,651	-	-		7,651	31
SFR mortgage	-	-	-		-	-
Dairy & livestock and agribusiness	-	-	-		-	-
Consumer and other loans	13	-	-		13	4
Other real estate owned	1,522	-	-		1,522	337

Total assets	$10,513	$-	$-		$10,513	$429

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2015
			(Dollars in thousands	)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$228	$-	$-		$228	$228
SBA	41	-	-		41	15
Real estate:
Commercial real estate	-	-	-		-	-
Construction	7,651	-	-		7,651	13
SFR mortgage	588	-	-		588	20
Dairy & livestock and agribusiness	-	-	-		-	-
Consumer and other loans	258	-	-		258	101
Other real estate owned	948	-	-		948	162

Total assets	$9,714	$-	$-		$9,714	$539

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2016 and December 31, 2015, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Assets
Total cash and cash equivalents	$699,182	$699,182	$-	$-	$699,182
Interest-earning balances due from depository institutions	91,272	-	91,272	-	91,272
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,248,032	-	2,248,032	-	2,248,032
Investment securities held-to-maturity	724,357	-	742,006	1,475	743,481
Total loans, net of allowance for loan losses	4,176,990	-	-	4,243,374	4,243,374
Swaps	15,161	-	15,161	-	15,161
Liabilities
Deposits:
Noninterest-bearing	$3,666,206	3,666,206	-	-	$3,666,206
Interest-bearing	2,919,780	-	2,919,677	-	2,919,677
Borrowings	590,465	-	590,342	-	590,342
Junior subordinated debentures	25,774	-	27,383	-	27,383
Swaps	15,161	-	15,161	-	15,161

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Assets
Total cash and cash equivalents	$106,097	$106,097	$-	$-	$106,097
Interest-earning balances due from depository institutions	32,691	-	32,691	-	32,691
FHLB stock	17,588	-	17,588	-	17,588
Investment securities available-for-sale	2,368,646	-	2,368,646	-	2,368,646
Investment securities held-to-maturity	850,989	-	851,186	1,853	853,039
Total loans, net of allowance for loan losses	3,957,781	-	-	3,971,329	3,971,329
Swaps	9,344	-	9,344	-	9,344
Liabilities
Deposits:
Noninterest-bearing	$3,250,174	3,250,174	-	-	$3,250,174
Interest-bearing	2,667,086	-	2,666,186	-	2,666,186
Borrowings	736,704	-	736,575	-	736,575
Junior subordinated debentures	25,774	-	27,210	-	27,210
Swaps	9,344	-	9,344	-	9,344

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.    BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Bank has 43 Business Financial Centers and eight Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock and agribusiness lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended June 30, 2016

	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$38,953	$17,779	$11,283	$-	$68,015
Credit for funds provided (1)	8,820	-	14,004	(22,824)	-

Total interest income	47,773	17,779	25,287	(22,824)	68,015

Interest expense	1,723	203	133	-	2,059
Charge for funds used (1)	1,467	15,629	5,728	(22,824)	-

Total interest expense	3,190	15,832	5,861	(22,824)	2,059

Net interest income	44,583	1,947	19,426	-	65,956
Recapture of provision for loan losses	-	-	-	-	-

Net interest income after recapture of provision for loan losses	44,583	1,947	19,426	-	65,956

Noninterest income	5,326	-	3,948	-	9,274
Noninterest expense	12,891	218	21,313	-	34,422
Debt termination expense	-	16	-	-	16

Segment pre-tax profit	$37,018	$1,713	$2,061	$-	$40,792

Segment assets as of June 30, 2016	$6,967,395	$3,738,321	$943,289	$(3,336,698)	$8,312,307

(1) Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Three Months Ended June 30, 2015

	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$35,813	$19,210	$9,492	$-	$64,515
Credit for funds provided (1)	8,530	-	13,024	(21,554)	-

Total interest income	44,343	19,210	22,516	(21,554)	64,515

Interest expense	1,628	31	98	-	1,757
Charge for funds used (1)	1,052	15,441	5,061	(21,554)	-

Total interest expense	2,680	15,472	5,159	(21,554)	1,757

Net interest income	41,663	3,738	17,357	-	62,758
Recapture of provision for loan losses	-	-	(2,000)	-	(2,000)

Net interest income after recapture of provision for loan losses	41,663	3,738	19,357	-	64,758

Noninterest income	5,319	-	3,026	-	8,345
Noninterest expense	12,259	211	19,063	-	31,533
Debt termination expense	-	-	-	-	-

Segment pre-tax profit	$34,723	$3,527	$3,320	$-	$41,570

Segment assets as of June 30, 2015	$6,436,216	$3,624,321	$875,585	$(3,238,764)	$7,697,358

(1)   Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Six Months Ended June 30, 2016

	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$75,457	$36,536	$20,522	$-	$132,515
Credit for funds provided (1)	17,517	-	27,685	(45,202)	-

Total interest income	92,974	36,536	48,207	(45,202)	132,515

Interest expense	3,403	387	253	-	4,043
Charge for funds used (1)	2,754	30,978	11,470	(45,202)	-

Total interest expense	6,157	31,365	11,723	(45,202)	4,043

Net interest income	86,817	5,171	36,484	-	128,472
Recapture of provision for loan losses	-	-	-	-	-

Net interest income after recapture of provision for loan losses	86,817	5,171	36,484	-	128,472

Noninterest income	10,153	-	7,804	-	17,957
Noninterest expense	25,501	434	42,851	-	68,786
Debt termination expense	-	16	-	-	16

Segment pre-tax profit	$71,469	$4,721	$1,437	$-	$77,627

Segment assets as of June 30, 2016	$6,967,395	$3,738,321	$943,289	$(3,336,698)	$8,312,307

(1) Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Six Months Ended June 30, 2015

	Centers	Treasury	Other	Eliminations	Total
		(Dollars in thousands)
Interest income, including loan fees	$71,181	$37,865	$19,649	$-	$128,695
Credit for funds provided (1)	16,741	-	25,665	(42,406)	-

Total interest income	87,922	37,865	45,314	(42,406)	128,695

Interest expense	3,291	1,462	175	-	4,928
Charge for funds used (1)	2,119	30,247	10,040	(42,406)	-

Total interest expense	5,410	31,709	10,215	(42,406)	4,928

Net interest income	82,512	6,156	35,099	-	123,767
Recapture of provision for loan losses	-	-	(2,000)	-	(2,000)

Net interest income after recapture of provision for loan losses	82,512	6,156	37,099	-	125,767

Noninterest income	10,386	-	5,970	-	16,356
Noninterest expense	24,108	424	37,603	-	62,135
Debt termination expense	-	13,870	-	-	13,870

Segment pre-tax profit (loss)	$68,790	$(8,138)	$5,466	$-	$66,118

Segment assets as of June 30, 2015	$6,436,216	$3,624,321	$875,585	$(3,238,764)	$7,697,358

(1)   Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

11.     DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2016, the Bank has entered into 80 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2016 and December 31, 2015, the total notional amount of the Company’s swaps was $201.4 million, and $189.0 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	June 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$15,161	Other liabilities	$15,161

Total derivatives		$15,161		$15,161

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,344	Other liabilities	$9,344

Total derivatives		$9,344		$9,344

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

	Location of Gain
Derivatives Not Designated	Recognized in Income on	Amount of Gain Recognized in Income on Derivative
as Hedging Instruments	Derivative Instruments	Instruments
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
			(Dollars in thousands)
Interest rate swaps	Other income	$327	$199	$385	$199

Total		$327	$199	$385	$199

12.     OTHER COMPREHENSIVE INCOME

The tables below provide a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended June 30,
	2016			2015
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax

		(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$7,579	$3,183	$4,396	$(32,968)	$(13,846)	$(19,122)
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(86)	(36)	(50)	-	-	-
Net realized loss reclassified into earnings	-	-	-	-	-	-

Net change	$7,493	$3,147	$4,346	$(32,968)	$(13,846)	$(19,122)

	For the Six Months Ended June 30,
	2016			2015
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
		(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$35,623	$14,961	$20,662	$(12,698)	$(5,332)	$(7,366)
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(860)	(361)	(499)	-	-	-
Net realized loss reclassified into earnings	-	-	-	-	-	-

Net change	$34,763	$14,600	$20,163	$(12,698)	$(5,332)	$(7,366)

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

	Gross Amounts	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Recognized in	offset in the	Assets Presented	Condensed Consolidated
	the Condensed	Condensed	in the Condensed	Balance Sheets
	Consolidated	Consolidated	Consolidated	Financial	Collateral
	Balance Sheets	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
	(Dollars in thousands)
June 30, 2016
Financial assets:
Derivatives not designated as hedging instruments	$15,161	$-	$-	$15,161	$-	$15,161

Total	$15,161	$-	$-	$15,161	$-	$15,161

Financial liabilities:
Derivatives not designated as hedging instruments	$15,161	$-	$15,161	$-	$(16,791)	$(1,630)
Repurchase agreements	590,465	-	590,465	-	(629,189)	(38,724)

Total	$605,626	$-	$605,626	$-	$(645,980)	$(40,354)

December 31, 2015
Financial assets:
Derivatives not designated as hedging instruments	$9,344	$-	$-	$9,344	$-	$9,344

Total	$9,344	$-	$-	$9,344	$-	$9,344

Financial liabilities:
Derivatives not designated as hedging instruments	$9,348	$(4)	$9,344	$4	$(16,572)	$(7,224)
Repurchase agreements	690,704	-	690,704	-	(721,102)	(30,398)

Total	$700,052	$(4)	$700,048	$4	$(737,674)	$(37,622)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●	Allowance for Loan Losses (“ALLL”)
●	Troubled Debt Restructurings (“TDRs”)
●	Investment Securities
●	Goodwill Impairment
●	Acquired Loans
●	Purchase Credit Impaired (“PCI”) Loans
●	Other Real Estate Owned (“OREO”)
●	Fair Value of Financial Instruments
●	Income Taxes
●	Stock-Based Compensation

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

OVERVIEW

For the second quarter of 2016, we reported net earnings of $25.5 million, compared with $23.4 million for the first quarter of 2016 and $26.8 million for the second quarter of 2015. This represented an increase of $2.1 million over the prior quarter and a decrease of $1.3 million from the second quarter of 2015. Diluted earnings per share were $0.23 per share for the second quarter of 2016, compared to $0.22 in the prior quarter and $0.25 for the same period last year. The second quarter of 2016 included $2.6 million in nonaccrued interest and loan fee recapture as a result of the payoff of three loans classified as TDRs.

At June 30, 2016, total assets of $8.31 billion increased $641.1 million, or 8.36%, from total assets of $7.67 billion at December 31, 2015. Interest-earning assets of $7.91 billion at June 30, 2016 increased $620.5 million, or 8.51%, when compared with $7.29 billion at December 31, 2015. The increase in interest-earning assets was primarily due to a $221.0 million increase in total loans, a $588.1 million increase in total interest-earning balances due from the Federal Reserve, and a $58.6 million increase in interest-earning balances due from depository institutions. This was partially offset by a $247.2 million decrease in total investment securities. At June 30, 2016, available-for-sale (“AFS”) investment securities totaled $2.25 billion inclusive of a pre-tax unrealized gain of $66.6 million, compared to $2.37 billion inclusive of a pre-tax unrealized gain of $30.9 million at December 31, 2015.

At June 30, 2016, held-to-maturity (“HTM”) investment securities totaled $724.4 million. The after-tax unrealized gain reported in AOCI on HTM investment securities was $2.5 million at June 30, 2016, compared to $3.0 million at December 31, 2015. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the HTM category from the AFS category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in accumulated other comprehensive income (“AOCI”) and amortized over the remaining life of the securities as a yield adjustment.

Total loans and leases, net of deferred fees and discounts, were $4.24 billion at June 30, 2016, compared to $4.02 billion at December 31, 2015 and $3.78 billion at June 30, 2016. Total loans and leases, net of deferred fees and discounts increased $221.0 million, or 5.50%, from December 31, 2015. The increase in total loans included $158.6 million of loans acquired from CCB. The $221.0 million increase in total loans was principally due to increases of approximately $230.0 million in commercial real estate loans, $40.1 million in commercial and industrial loans, $25.4 million in construction loans, $3.7 million in SFR mortgage loans, and $9.8 million in consumer loans. Dairy & livestock and agribusiness loans decreased by $92.6 million, primarily due to seasonal paydowns. Total loans and leases, net of deferred fees and discounts increased $453.7 million, or 11.99%, from June 30, 2015. The growth in total loans from June 30, 2015 included increases of $291.8 million in commercial real estate loans, $62.0 million in commercial and industrial loans, $47.1 million in construction loans, $23.0 million in SFR loans, and $30.1 million in Dairy & livestock and agribusiness loans.

Noninterest-bearing deposits were $3.67 billion at June 30, 2016, an increase of $416.0 million, or 12.80%, compared to $3.25 billion at December 31, 2015 and an increase of $415.6 million or 12.79%, when compared to June 30, 2015. At June 30, 2016, noninterest-bearing deposits were 55.67% of total deposits, compared to 54.93% at December 31, 2015 and 54.23% at June 30, 2015.

Our average cost of total deposits was 0.10% for the quarter ended June 30, 2016, compared to 0.09% for the same period last year. Our cost of total deposits including customer repurchase agreements was 0.11% for the quarters ended June 30, 2016 and 0.10% for the same period last year.

As a result of the acquisition of CCB on February 29, 2016, we assumed $5.0 million in FHLB advances. We repaid these advances in April 2016.

At June 30, 2016, we had no short-term borrowings, compared to $46.0 million at December 31, 2015 and zero at June 30, 2015.

At June 30, 2016, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2015 and June 30, 2015. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $60.9 million at June 30, 2016, compared to $59.2 million at December 31, 2015. The allowance for loan losses increased by $1.6 million for the second quarter of 2016. The allowance for loan losses was 1.44%, 1.47%, and 1.57% of total loans and leases outstanding, at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of June 30, 2016, the Company’s Tier 1 leverage capital ratio totaled 11.24%, our common equity Tier 1 ratio totaled 16.54%, our Tier 1 risk-based capital ratio totaled 17.01%, and our total risk-based capital ratio totaled 18.26%. Refer to our Analysis of Financial Condition – Capital Resources for further discussion on regulatory capital ratios.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		Variance
	June 30, 2016	March 31 2016	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$65,956	$62,516	$3,440	5.50%
Recapture of provision for loan losses	-	-	-	-
Noninterest income	9,274	8,683	591	6.81%
Noninterest expense	(34,438)	(34,364)	(74)	-0.22%
Income taxes	(15,278)	(13,444)	(1,834)	-13.64%

Net earnings	$25,514	$23,391	$2,123	9.08%

Earnings per common share:
Basic	$0.23	$0.22	$0.01
Diluted	$0.23	$0.22	$0.01
Return on average assets	1.28%	1.22%	0.06%
Return on average shareholders’ equity	10.39%	9.96%	0.43%
Efficiency ratio	45.78%	48.26%	-2.48%
Noninterest expense to average assets	1.73%	1.79%	-0.06%

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,			Variance
	2016	2015	$	%	2016	2015		$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$65,956	$62,758	$3,198	5.10%	$128,472	$123,767		$4,705	3.80%
Recapture of provision for loan losses	-	2,000	(2,000)	-100.00%	-	2,000		(2,000)	-100.00%
Noninterest income	9,274	8,345	929	11.13%	17,957	16,356		1,601	9.79%
Noninterest expense	(34,438)	(31,533)	(2,905)	-9.21%	(68,802)	(76,005)	(1)	7,203	9.48%
Income taxes	(15,278)	(14,757)	(521)	-3.53%	(28,722)	(23,472)		(5,250)	-22.37%

Net earnings	$25,514	$26,813	$(1,299)	-4.84%	$48,905	$42,646		$6,259	14.68%

Earnings per common share:
Basic	$0.23	$0.25	$(0.02)		$0.46	$0.40		$0.06
Diluted	$0.23	$0.25	$(0.02)		$0.45	$0.40		$0.05
Return on average assets	1.28%	1.44%	-0.16%		1.25%	1.15%	(1)	0.10%
Return on average shareholders’ equity	10.39%	11.80%	-1.41%		10.18%	9.55%	(1)	0.63%
Efficiency ratio	45.78%	44.35%	1.43%		46.99%	54.24%	(1)	-7.25%
Noninterest expense to average assets	1.73%	1.69%	0.04%		1.76%	2.05%	(1)	-0.29%

(1) Includes $13.9 million debt termination expense.

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the six months ended June 30, 2016 and 2015 included a debt termination expense of $16,000 and $13.9 million, respectively. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net interest income	$65,956	$62,758	$128,472	$123,767
Noninterest income	9,274	8,345	17,957	16,356
Noninterest expense	34,438	31,533	68,802	76,005
Less: debt termination expense	(16)	-	(16)	(13,870)

Adjusted noninterest expense	$34,422	$31,533	$68,786	$62,135
Efficiency ratio	45.78%	44.35%	46.99%	54.24%
Adjusted efficiency ratio	45.76%	44.35%	46.98%	44.34%
Adjusted noninterest expense	$34,422	$31,533	$68,786	$62,135
Average assets	$7,997,202	$7,487,788	$7,870,003	$7,468,649
Adjusted noninterest expense to average assets (1)	1.73%	1.69%	1.76%	1.68%

(1)	Annualized

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 35%. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest		Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,086,183	$10,827	2.06%	$2,494,923	$12,784		2.06%
Tax-advantaged	137,232	1,191	4.98%	538,589	4,719		4.81%
Held-to-maturity securities:
Taxable	436,702	2,215	2.02%	1,418	36		10.04%
Tax-advantaged	298,767	2,528	4.58%	-	-		-
Investment in FHLB stock	18,108	439	9.59%	21,590	1,414	(4)	25.91%
Federal funds sold and interest-earning deposits with other institutions	390,346	558	0.57%	320,720	240		0.30%
Loans (2)	4,193,378	49,488	4.73%	3,742,156	44,290		4.75%
Yield adjustment to interest income from discount accretion on PCI loans	(3,046)	769		(6,304)	1,032

Total interest-earning assets	7,557,670	68,015	3.68%	7,113,092	64,515		3.74%
Total noninterest-earning assets	439,532			374,696

Total assets	$7,997,202			$7,487,788

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,186,942	1,091	0.20%	$1,996,273	965		0.19%
Time deposits	702,317	491	0.28%	748,915	342		0.18%

Total interest-bearing deposits	2,889,259	1,582	0.22%	2,745,188	1,307		0.19%
FHLB advances and other borrowings	604,056	477	0.32%	620,356	450		0.29%

Interest-bearing liabilities	3,493,315	2,059	0.24%	3,365,544	1,757		0.21%

Noninterest-bearing deposits	3,440,693			3,120,021
Other liabilities	76,002			90,811
Stockholders’ equity	987,192			911,412

Total liabilities and stockholders’ equity	$7,997,202			$7,487,788

Net interest income		$65,956			$62,758

Net interest income excluding discount on PCI loans		$65,187			$61,726

Net interest spread - tax equivalent			3.44%				3.53%
Net interest spread - tax equivalent excluding PCI discount			3.40%				3.47%
Net interest margin			3.50%				3.55%
Net interest margin - tax equivalent			3.57%				3.65%
Net interest margin - tax equivalent excluding PCI discount			3.53%				3.58%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.26% and 2.32% for the three months ended June 30, 2016 and 2015, respectively.
(2)	Includes loan fees of $1,103 and $780 for the three months ended June 30, 2016 and 2015, respectively. Prepayment penalty fees of $1,055 and $1,078 are included in interest income for the three months ended June 30, 2016 and 2015, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $923,000.

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest		Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,114,151	$22,207	2.09%	$2,493,715	$25,707		2.07%
Tax-advantaged	147,562	2,610	5.06%	550,458	9,730		4.84%
Held-to-maturity securities:
Taxable	473,513	4,835	2.04%	1,449	74		10.16%
Tax-advantaged	308,146	5,256	4.61%	-	-		-
Investment in FHLB stock	18,060	807	8.89%	23,454	1,883	(4)	16.19%
Federal funds sold and interest-earning deposits with other institutions	263,812	773	0.59%	287,234	437		0.30%
Loans (2)	4,112,306	94,458	4.63%	3,738,811	88,852		4.79%
Yield adjustment to interest income from discount accretion on PCI loans	(3,351)	1,569		(6,768)	2,012

Total interest-earning assets	7,434,199	132,515	3.66%	7,088,353	128,695		3.76%
Total noninterest-earning assets	435,804			380,296

Total assets	$7,870,003			$7,468,649

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,108,115	2,068	0.20%	$2,001,539	1,929		0.19%
Time deposits	703,623	951	0.27%	750,513	671		0.18%

Total interest-bearing deposits	2,811,738	3,019	0.22%	2,752,052	2,600		0.19%
FHLB advances and other borrowings	662,466	1,024	0.31%	696,985	2,328		0.67%

Interest-bearing liabilities	3,474,204	4,043	0.23%	3,449,037	4,928		0.29%

Noninterest-bearing deposits	3,362,312			3,045,889
Other liabilities	67,744			73,047
Stockholders’ equity	965,743			900,676

Total liabilities and stockholders’ equity	$7,870,003			$7,468,649

Net interest income		$128,472			$123,767

Net interest income excluding discount on PCI loans		$126,903			$121,755

Net interest spread - tax equivalent			3.43%				3.47%
Net interest spread - tax equivalent excluding PCI discount			3.38%				3.41%
Net interest margin			3.48%				3.52%
Net interest margin - tax equivalent			3.55%				3.62%
Net interest margin - tax equivalent excluding PCI discount			3.51%				3.56%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.29%, 2.34% for the six months ended June 30, 2016 and 2015, respectively.
(2)	Includes loan fees of $2,012 and $1,716 for the six months ended June 30, 2016 and 2015, respectively. Prepayment penalty fees of $1,974 and $2,460 are included in interest income for the six months ended June 30, 2016 and 2015, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $923,000.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended June 30, 2016 and 2015 include a yield adjustment of $769,000 and $1.0 million, respectively. Net interest income for the six months ended June 30, 2016 and 2015 include a yield adjustment of $1.6 million and $2.0 million, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$7,557,670	$69,393	3.68%	$7,113,092	$66,261	3.74%
Discount on acquired PCI loans	3,046	(769)		6,304	(1,032)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,560,716	$68,624	3.64%	$7,119,396	$65,229	3.68%

Net interest income and net interest margin (TE)		$67,334	3.57%		$64,504	3.65%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(769)			(1,032)

Net interest income and net interest margin (TE), excluding yield adjustment		$66,565	3.53%		$63,472	3.58%

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$7,434,199	$135,429	3.66%	$7,088,353	$132,278	3.76%
Discount on acquired PCI loans	3,351	(1,569)		6,768	(2,012)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,437,550	$133,860	3.62%	$7,095,121	$130,266	3.70%

Net interest income and net interest margin (TE)		$131,386	3.55%		$127,350	3.62%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(1,569)			(2,012)

Net interest income and net interest margin (TE), excluding yield adjustment		$129,817	3.51%		$125,338	3.56%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended June 30, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,947)	$(12)	$2	$(1,957)
Tax-advantaged investment securities	(3,573)	174	(129)	(3,528)
Held-to-maturity securities:
Taxable investment securities	10,995	(29)	(8,787)	2,179
Tax-advantaged investment securities	2,528	-	-	2,528
Investment in FHLB stock	(228)	(891)	144	(975)
Fed funds sold & interest-earning deposits with other institutions	52	217	49	318
Loans	5,337	(124)	(15)	5,198
Yield adjustment from discount accretion on PCI loans	(538)	569	(294)	(263)

Total interest income	12,626	(96)	(9,030)	3,500

Interest expense:
Savings deposits	91	32	3	126
Time deposits	(21)	182	(12)	149
FHLB advances and other borrowings	(11)	39	(1)	27

Total interest expense	59	253	(10)	302

Net interest income	$12,567	$(349)	$(9,020)	$3,198

	Comparision of Six Months Ended June 30, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(3,709)	$248	$(39)	$(3,500)
Tax-advantaged investment securities	(7,237)	438	(321)	(7,120)
Held-to-maturity securities:
Taxable investment securities	24,002	(59)	(19,182)	4,761
Tax-advantaged investment securities	5,256	-	-	5,256
Investment in FHLB stock	(428)	(841)	193	(1,076)
Fed funds sold & interest-earning deposits with other institutions	(35)	404	(33)	336
Loans	8,876	(2,973)	(297)	5,606
Yield adjustment from discount accretion on PCI loans	(1,016)	1,156	(583)	(443)

Total interest income	25,709	(1,627)	(20,262)	3,820

Interest expense:
Savings deposits	103	34	2	139
Time deposits	(42)	344	(22)	280
FHLB advances and other borrowings	(116)	(1,250)	62	(1,304)

Total interest expense	(55)	(872)	42	(885)

Net interest income	$25,764	$(755)	$(20,304)	$4,705

Net interest income, before recapture of provision for loan losses of $66.0 million for the second quarter of 2016 increased $3.2 million, or 5.10%, compared to $62.8 million for the second quarter of 2015. Average interest-earning assets of $7.56 billion grew by $444.6 million, or 6.25%, from $7.11 billion for the second quarter of 2015. Our net interest margin (TE) was 3.57% for the second quarter of 2016, compared to 3.65% for the second quarter of 2015.

Interest income for the quarter ended June 30, 2016 was $68.0 million, which represented a $3.5 million, or 5.43%, increase when compared to the same period of 2015. Interest income and fees on loans for the second quarter of 2016 totaled $50.3 million which represented a $4.9 million, or 10.89%, increase when compared to the second quarter of 2015. This increase included $2.6 million in nonaccrued interest and loan fee recapture in the current quarter as a result of the payoff of three TDR loans. The remaining $2.6 million increase was primarily due to a $451.2 million increase in average loans for the second quarter of 2016, compared with the second quarter of 2015. Our average yield on loans (excluding discount on PCI loans) was 4.73% for the current quarter, compared to 4.75% for the second quarter of 2015.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at June 30, 2016 and 2015. As of June 30, 2016 and 2015, we had $17.5 million and $22.2 million of nonaccrual loans (excluding PCI loans), respectively.

Interest income from total investments was $16.8 million for the second quarter of 2016, a decrease of $778,000, or 4.44%, from $17.5 million for the second quarter of 2015. This decrease was the result of both a $76.0 million decline in average investment securities and a six basis point decline in the average non-TE yield on securities. Dividend income from FHLB stock for the current quarter declined by $975,000 from the same period of 2015, as a special dividend of $923,000 was paid by the FHLB in the second quarter of 2015.

Interest expense of $2.1 million for the second quarter of 2016, increased $302,000, or 17.19%, compared to $1.8 million for the second quarter of 2015. The average rate paid on interest-bearing liabilities increased three basis points, to 0.24% for the second quarter of 2016, from 0.21% for the second quarter of 2015. Average interest-bearing liabilities were $127.8 million higher during the second quarter of 2016, compared to the second quarter of 2015.

Net interest income, before recapture of provision for loan losses was $128.5 million for the six months ended June 30, 2016, an increase of $4.7 million, or 3.80%, compared to $123.8 million for the same period of 2015. Interest-earning assets grew on average by $345.8 million, or 4.88%, from $7.09 billion for the six months ended June 30, 2015 to $7.43 billion for the current year. Our net interest margin (TE) was 3.55% during the first six months of 2016, compared to 3.62% for the same period of 2015.

Interest income for the six months ended June 30, 2016 was $132.5 million, which represented a $3.8 million, or 2.97%, increase when compared to the same period of 2015. Interest income and fees on loans for the first six months of 2016 totaled $96.0 million, which represented a $5.2 million, or 5.68% increase when compared to the same period of 2015. This increase included $2.6 million in nonaccrued interest and loan fee recapture during the second quarter of 2016 from the payoff of three TDR loans. The remaining $2.6 million increase was due to a $373.5 million increase in average loans during the first half of 2016 when compared with the same period of 2015, offset by a 16 basis point decline in the average yield on loans (excluding discount on PCI loans) for the same period of 2015.

Interest income from investment securities was $34.9 million for the six months ended June 30, 2016, a $603,000 decrease from $35.5 million for the first half of 2015. This decrease was the result of a five basis point decline in the average non-TE yield on securities for the first half of 2016, compared to the same period of 2015. Dividend income from FHLB stock for the first half of 2016 declined by $1.1 million from the same period of 2015, as the prior year included a special dividend paid by the FHLB.

Interest expense of $4.0 million for the six months ended June 30, 2016, decreased by $885,000 from the same period of 2015. Interest expense from FHLB advances and other borrowings declined by $1.3 million as a result of the repayment of a $200.0 million FHLB fixed rate debt during the first quarter of 2015.

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

The allowance for loan losses totaled $60.9 million at June 30, 2016, compared to $59.2 million at December 31, 2015. The allowance for loan losses increased by $1.8 million for the six months ended June 30, 2016. No loan loss provision was recorded for the second quarter of 2016, compared to a $2.0 million loan loss provision recapture for the same period of 2015. We believe the allowance is appropriate at June 30, 2016. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of June 30, 2016 and December 31, 2015 was 1.44% and 1.47%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $1.8 million for the six months ended June 30, 2016, compared to net recoveries of $1.7 million for the same period of 2015. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed discussion about the FDIC loss sharing asset/liability. For the six months ended June 30, 2016 and 2015 there was zero in net charge-offs or recoveries for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,822	$3,952	$(130)	-3.29%	$7,569	$7,913	$(344)	-4.35%
Trust and investment services	2,508	2,181	327	14.99%	4,711	4,332	379	8.75%
Bankcard services	784	842	(58)	-6.89%	1,339	1,575	(236)	-14.98%
BOLI income	752	808	(56)	-6.93%	1,299	1,457	(158)	-10.84%
Change in FDIC loss sharing, net	48	(413)	461	111.62%	(5)	(803)	798	99.38%
Gain on OREO, net	16	132	(116)	-87.88%	18	256	(238)	-92.97%
Gain on sale of loans	-	-	-	-	1,101	-	1,101	-
Other	1,344	843	501	59.43%	1,925	1,626	299	18.39%

Total noninterest income	$9,274	$8,345	$929	11.13%	$17,957	$16,356	$1,601	9.79%

Second Quarter of 2016 Compared to the Second Quarter of 2015

Noninterest income of $9.3 million for the second quarter of 2016 increased $929,000, or 11.13%, over noninterest income of $8.3 million for the second quarter of 2015. The net change in FDIC loss sharing decreased $461,000 when compared to the second quarter of 2015. Other income included a $272,000 net gain on the sale of our Porterville branch during the second quarter of 2016 and $327,000 in swap fee income, an increase of $128,000 when compared to $199,000 for the second quarter of 2015.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2016, CitizensTrust had approximately $2.61 billion in assets under management and administration, including $2.03 billion in assets under management. CitizensTrust generated fees of $2.5 million for the second quarter of 2016, an increase of $327,000 compared to the second quarter of 2015.

The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $752,000 for the second quarter of 2016 decreased $56,000, or 6.93%, from $808,000 for the second quarter of 2015.

Six Months of 2016 Compared to the Six Months of 2015

The $1.6 million increase in noninterest income for the six months ended June 30, 2016 was primarily due to a $1.1 million net gain on sale of loans in the first quarter of 2016. The net change in FDIC loss sharing decreased $798,000 when compared to the six months ended June 30, 2015. Other income included a $272,000 net gain on the sale of our Porterville branch during the second quarter of 2016 and $385,000 in swap fee income, an increase of $186,000 when compared to $199,000 for the six months ended June 30, 2015.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,558	$19,648	$1,910	9.72%	$42,811	$38,943	$3,868	9.93%
Occupancy	3,157	2,810	347	12.35%	6,005	5,480	525	9.58%
Equipment	968	903	65	7.20%	1,833	1,885	(52)	-2.76%
Professional services	1,188	1,527	(339)	-22.20%	2,554	2,680	(126)	-4.70%
Software licenses and maintenance	1,065	993	72	7.25%	1,974	2,023	(49)	-2.42%
Stationery and supplies	345	347	(2)	-0.58%	615	686	(71)	-10.35%
Telecommunications expense	630	375	255	68.00%	1,072	819	253	30.89%
Promotion	1,192	1,201	(9)	-0.75%	2,619	2,528	91	3.60%
Amortization of intangible assets	296	239	57	23.85%	531	507	24	4.73%
Debt termination expense	16	-	16	0.00%	16	13,870	(13,854)	-99.88%
Regulatory assessments	1,093	1,034	59	5.71%	2,250	2,080	170	8.17%
Loan expense	177	165	12	7.27%	567	419	148	35.32%
OREO expense	110	251	(141)	-56.18%	428	335	93	27.76%
Recapture of provision for unfunded loan commitments	-	-	-	-	-	(500)	500	100.00%
Acquisition related expenses	355	-	355	-	1,204	-	1,204	-
Other	2,288	2,040	248	12.16%	4,323	4,250	73	1.72%

Total noninterest expense	$34,438	$31,533	$2,905	9.21%	$68,802	$76,005	$(7,203)	-9.48%

Noninterest expense to average assets, excluding debt termination expense	1.73%	1.69%			1.76%	1.68%

Efficiency ratio, excluding debt termination expense (1)	45.76%	44.35%			46.98%	44.34%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Second Quarter of 2016 Compared to the Second Quarter of 2015

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of debt termination expense, noninterest expense measured as a percentage of average assets was 1.73% for the second quarter of 2016, compared to 1.69% for the second quarter of 2015.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the second quarter of 2016, the efficiency ratio, excluding debt termination expense, was 45.76%, compared to 44.35% for the second quarter of 2015.

Noninterest expense for the second quarter of 2016 increased $2.9 million, compared to the second quarter of 2015. The overall increase was primarily the result of salary and benefit expense growth of $1.9 million, increased occupancy expense of $347,000, and merger related costs for the CCB acquisition of $355,000. The increases in staff and occupancy expense were mainly attributable to a full quarter of operating expense from the staff and offices acquired from CCB.

Six Months of 2016 Compared to the Six Months of 2015

Noninterest expense for the six months ended June 30, 2016 decreased $7.2 million, compared to the same period of 2015, as $13.9 million in debt termination expense was incurred in the first half of 2015. Excluding the impact of debt termination expense, noninterest expense of $68.8 million increased $6.7 million, or 10.70%, year-over-year. This increase was primarily due to a $3.9 million increase in salaries and employee benefits, principally due to $2.1 million in additional compensation related expenses resulting from the acquisition of CCB, the opening of our Santa Barbara commercial banking center in January 2016, and other strategic new hires. This year-over-year increase also included $1.0 million in health care costs and payroll taxes, primarily due to the growth in personnel. The $525,000 increase in occupancy expenses was related to the acquisition of CCB. We converted the CCB core operating system into the Company’s application infrastructure in the second quarter of 2016. Non-recurring acquisition related expenses in connection with the CCB acquisition were $1.2 million for 2016. As a percentage of average assets, noninterest expense, excluding the impact of debt termination expense, was 1.76% for the six months ended June 30, 2016, compared to 1.68% for the six months ended June 30, 2015.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2016 was 37.45% and 37.00%, respectively, compared to 35.50% for the three and six months ended June 30, 2015. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the three and six months ended June 30, 2016 and 2015. These tables also provide additional segment measures useful to understanding the performance of these segments. Certain amounts in the prior periods’ presentation of segments’ performance have been reclassified between segments to conform to the current year presentation with no impact on previously reported consolidated net income.

Business Financial and Commercial Banking Centers

	For the Three Months Ended		For the Six Months Ended
	2016	2015	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income (1)	$47,773	$44,343	$92,974	$87,922
Interest expense (1)	3,190	2,680	6,157	5,410

Net interest income	44,583	41,663	86,817	82,512

Noninterest income	5,326	5,319	10,153	10,386
Noninterest expense	12,891	12,259	25,501	24,108

Segment pre-tax profit	$37,018	$34,723	$71,469	$68,790

Balance Sheet
Average loans	$3,377,502	$2,980,974	$3,282,342	$2,971,695
Average interest-bearing deposits and customer repurchase agreements	$3,186,063	$3,054,419	$3,162,489	$3,081,227
Yield on loans (2)	4.63%	4.82%	4.61%	4.83%
Rate paid on interest-bearing deposits and customer repurchases	0.22%	0.21%	0.22%	0.22%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the second quarter of 2016, the Centers’ segment pre-tax profit increased by $2.3 million, or 6.61%, primarily due to an increase in interest income of $3.4 million, or 7.74%, compared to the second quarter of 2015. The $3.4 million increase in interest income for the second quarter of 2016 was principally due to a $396.5 million increase in average loans, partially offset by a 19 basis point drop in the loan yield to 4.63% for the second quarter of 2016, compared to 4.82% for the second quarter of 2015. The year-over year increase in interest income was offset by a $632,000 increase in noninterest expense primarily due to additional costs for new associates acquired through CCB and strategic new hires, and a $510,000 increase in interest expense, compared to the second quarter of 2015.

Treasury

	For the Three Months Ended		For the Six Months Ended
	2016	2015	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income (1)	$17,779	$19,210	$36,536	$37,865
Interest expense (1)	15,832	15,472	31,365	31,709

Net interest income	1,947	3,738	5,171	6,156

Noninterest income	-	-	-	-
Noninterest expense	218	211	434	424
Debt termination expense	16	-	16	13,870

Segment pre-tax profit (loss)	$1,713	$3,527	$4,721	$(8,138)

Balance Sheet
Average investments	$2,958,884	$3,034,930	$3,043,372	$3,045,622
Average interest-bearing deposits	$280,002	$279,671	$279,178	$279,835
Average borrowings	$1,256	$89	$5,249	$59,821
Yield on investments -TE	2.44%	2.56%	2.48%	2.58%
Non-TE yield	2.26%	2.32%	2.29%	2.34%
Average cost of borrowings	1.28%	0.37%	1.15%	4.72%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the second quarter of 2016, the Company’s Treasury department reported a pre-tax profit of $1.7 million, compared to a pre-tax profit of $3.5 million for the second quarter of 2015. Interest income decreased $1.4 million as a result of a $76.0 million decrease in average investments and a four basis point drop in the non-tax equivalent yield on investments.

Other

	For the Three Months Ended		For the Six Months Ended
	2016	2015	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income (1)	$25,287	$22,516	$48,207	$45,314
Interest expense (1)	5,861	5,159	11,723	10,215

Net interest income	19,426	17,357	36,484	35,099

Recapture of provision for loan losses	-	(2,000)	-	(2,000)
Noninterest income	3,948	3,026	7,804	5,970
Noninterest expense	21,313	19,063	42,851	37,603

Segment pre-tax profit	$2,061	$3,320	$1,437	$5,466

Balance Sheet
Average loans	$812,830	$754,878	$826,613	$760,348
Yield on loans	5.58%	5.05%	4.99%	5.22%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $2.1 million for the second quarter of 2016, a decrease of $1.3 million from a $3.3 million pre-tax profit for the second quarter of 2015. The decrease in pre-tax profit was principally due to zero loan loss provision compared to a loan loss provision recapture of $2.0 million for the second quarter of 2015 and a $2.2 million increase in noninterest expense for the second quarter of 2016, compared to the second quarter of 2015. Noninterest expense increased primarily due to higher health care costs and non-recurring acquisition related expenses. Non-recurring acquisition related costs for CCB were $355,000 for the second quarter of 2016. Interest income increased due to $2.6 million in nonaccrued interest and loan fee recapture in the current quarter as a result of the payoff of three TDR loans in the second quarter of 2016. Noninterest income increased $922,000 and included a $327,000 increase in fees generated by CitizensTrust and $272,000 in net gain on the sale of one of our branches.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.31 billion at June 30, 2016. This represented an increase of $641.1 million, or 8.36%, from total assets of $7.67 billion at December 31, 2015. Interest-earning assets of $7.91 billion at June 30, 2016 increased $620.5 million, or 8.51%, when compared with interest-earning assets of $7.29 billion at December 31, 2015. The increase in interest-earning assets was primarily due to a $221.0 million increase in total loans, a $588.1 million increase in total interest-earning balances due from the Federal Reserve, and a $58.6 million increase in interest-earning balances due from depository institutions. This was partially offset by a $247.2 million decrease in total investment securities. Total liabilities were $7.32 billion at June 30, 2016, an increase of $573.0 million, or 8.49%, from total liabilities of $6.75 billion at December 31, 2015. Total equity increased $68.1 million, or 7.37%, to $991.5 million at June 30, 2016, compared to total equity of $923.4 million at December 31, 2015.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2016, we reported total investment securities of $2.97 billion. This represented a decrease of $247.2 million, or 7.68%, from total investment securities of $3.22 billion at December 31, 2015. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the HTM category from the AFS category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At June 30, 2016, investment securities HTM totaled $724.4 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $2.5 million at June 30, 2016. At June 30, 2016, our investment securities AFS totaled $2.25 billion, inclusive of a pre-tax unrealized gain of $66.6 million. The after-tax unrealized gain reported in AOCI on AFS investment securities was $38.6 million.

As of June 30, 2016, the Company had a pre-tax net unrealized holding gain on total investment securities of $69.0 million, compared to a pre-tax net unrealized holding gain of $33.0 million at December 31, 2015. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the six months ended June 30, 2016 and 2015, repayments/maturities of investment securities totaled $412.6 million and $256.8 million, respectively. The Company purchased additional investment securities totaling $97.4 million and $236.5 million for the six months ended June 30, 2016 and 2015, respectively. No investment securities were sold during the first six months of 2016 and 2015.

The tables below set forth investment securities AFS and HTM for the periods presented.

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$4,750	$13	$-	$4,763	0.21%
Residential mortgage-backed securities	1,663,091	54,359	-	1,717,450	76.40%
CMO/REMIC - residential	388,881	9,015	-	397,896	17.70%
Municipal bonds	119,756	2,893	(1)	122,648	5.46%
Other securities	5,000	275	-	5,275	0.23%

Total available-for-sale securities	$2,181,478	$66,555	$(1)	$2,248,032	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$209,301	$6,336	$-	$215,637	28.90%
Residential mortgage-backed securities	215,762	6,274	-	222,036	29.79%
CMO	974	501	-	1,475	0.13%
Municipal bonds	298,320	6,983	(970)	304,333	41.18%

Total held-to-maturity securities	$724,357	$20,094	$(970)	$743,481	100.00%

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,752	$-	$(7)	$5,745	0.24%
Residential mortgage-backed securities	1,788,857	26,001	(1,761)	1,813,097	76.55%
CMO/REMIC - residential	380,166	4,689	(1,074)	383,781	16.20%
Municipal bonds	157,940	3,036	(3)	160,973	6.80%
Other securities	5,000	50	-	5,050	0.21%

Total available-for-sale securities	$2,337,715	$33,776	$(2,845)	$2,368,646	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$293,338	$1,176	$(734)	$293,780	34.47%
Residential mortgage-backed securities	232,053	-	(1,293)	230,760	27.27%
CMO	1,284	569	-	1,853	0.15%
Municipal bonds	324,314	3,051	(719)	326,646	38.11%

Total held-to-maturity securities	$850,989	$4,796	$(2,746)	$853,039	100.00%

(1) Securities held-to-maturity are presented in the condensed consolidated balance sheets at amortized cost.

The weighted-average yield on the total investment portfolio at June 30, 2016 was 2.51% with a weighted-average life of 3.6 years. This compares to a weighted-average yield of 2.55% at December 31, 2015 with a weighted-average life of 4.1 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 86% of the securities in the total investment portfolio, at June 30, 2016, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of June 30, 2016, approximately $136.0 million in U.S. government agency bonds are callable.

The Agency CMO/REMIC are backed by agency-pooled collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2016 and December 31, 2015.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one investment security classified as held-to-maturity with a net carrying value of $974,000. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

June 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO/REMIC - residential	-	-	-	-	-	-
Municipal bonds	-	-	5,971	(1)	5,971	(1)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$-	$-	$5,971	$(1)	$5,971	$(1)

Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO	-	-	-	-	-	-
Municipal bonds	67,573	(970)	-	-	67,573	(970)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$67,573	$(970)	$-	$-	$67,573	$(970)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,745	$(7)	$-	$-	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	-	-	437,699	(1,761)
CMO/REMIC - residential	171,923	(1,074)	-	-	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSE	$84,495	$(734)	$-	$-	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	-	-	230,760	(1,293)
CMO	-	-	-	-	-	-
Municipal bonds	110,119	(719)	-	-	110,119	(719)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$425,374	$(2,746)	$-	$-	$425,374	$(2,746)

The Company did not record any charges for other-than-temporary impairment losses for the six months ended June 30, 2016 and 2015.

Loans

Total loans and leases, net of deferred fees and discounts, of $4.24 billion at June 30, 2016, compared to $4.02 billion at December 31, 2015. The $221.0 million increase in total loans included $158.6 million of loans acquired from CCB. The increase in total loans was principally due to increases of approximately $230.0 million in commercial real estate loans, $40.1 million in commercial and industrial loans, $25.4 million in construction loans, $3.7 million in SFR mortgage loans, and $9.8 million in consumer loans. Dairy & livestock and agribusiness loans decreased by $92.6 million, primarily due to seasonal paydowns.

Total loans, net of deferred loan fees, comprise 53.57% of our total interest-earning assets as of June 30, 2016. The following table presents our loan portfolio, excluding PCI and held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$479,133	$434,099
SBA	111,762	106,867
Real estate:
Commercial real estate	2,884,332	2,643,184
Construction	94,009	68,563
SFR mortgage	237,488	233,754
Dairy & livestock and agribusiness	213,830	305,509
Municipal lease finance receivables	71,929	74,135
Consumer and other loans	79,725	69,278

Gross loans, excluding PCI loans	4,172,208	3,935,389
Less: Deferred loan fees, net	(7,872)	(8,292)

Gross loans, excluding PCI loans, net of deferred loan fees	4,164,336	3,927,097
Less: Allowance for loan losses	(60,628)	(59,156)

Net loans, excluding PCI loans	4,103,708	3,867,941

PCI Loans	76,022	93,712
Discount on PCI loans	(2,430)	(3,872)
Less: Allowance for loan losses	(310)	-

PCI loans, net	73,282	89,840

Total loans and lease finance receivables	$4,176,990	$3,957,781

As of June 30, 2016, $190.5 million, or 6.60% of the total commercial real estate loans included loans secured by farmland, compared to $173.0 million, or 6.54%, at December 31, 2015. The loans secured by farmland included $135.6 million for loans secured by dairy & livestock land and $54.8 million for loans secured by agricultural land at June 30, 2016, compared to $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015. As of June 30, 2016, dairy & livestock and agribusiness loans of $213.8 million was comprised of $200.2 million for dairy & livestock loans and $14.1 million for agribusiness loans, compared to $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans at December 31, 2015.

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

The PCI loan portfolio included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitments outstanding as of the acquisition date are included under the shared-loss agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition were covered under the loss share agreement.

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type (PCI)

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$2,580	$7,473
SBA	348	393
Real estate:
Commercial real estate	70,589	81,786
Construction	-	-
SFR mortgage	186	193
Dairy & livestock and agribusiness	503	1,429
Municipal lease finance receivables	-	-
Consumer and other loans	1,816	2,438

Gross PCI loans	76,022	93,712
Less: Purchase accounting discount	(2,430)	(3,872)

Gross PCI loans, net of discount	73,592	89,840
Less: Allowance for PCI loan losses	(310)	-

Net PCI loans	$73,282	$89,840

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

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of June 30, 2016, the Company had $19.4 million of total SBA 7(a) loans. The SBA 7(a) loans of include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of June 30, 2016, the Company had $92.7 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of June 30, 2016.

	June 30, 2016
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,636,230	39.2%	$1,098,968	38.1%
Central Valley	697,984	16.7%	477,945	16.5%
Inland Empire	679,789	16.3%	576,601	20.0%
Orange County	556,339	13.4%	325,221	11.3%
Ventura/Santa Barbara County	258,368	6.2%	204,258	7.1%
Other areas (1)	343,498	8.2%	201,339	7.0%

	$4,172,208	100.0%	$2,884,332	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of June 30, 2016.

	June 30, 2016
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$64,503	84.8%	$62,104	88.0%
Los Angeles County	8,714	11.5%	5,748	8.1%
Ventura/Santa Barbara County	66	0.1%	-	-
Other areas (1)	2,739	3.6%	2,737	3.9%

	$76,022	100.0%	$70,589	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	June 30, 2016
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$188,398	6.0%	100.0%	$512
SFR mortgage - Mortgage pools	49,090	1.6%	100.0%	190

Total SFR mortgage	237,488	7.6%

Commercial real estate:
Multi-family	273,622	8.8%	-	1,403
Industrial	831,045	26.6%	39.0%	1,145
Office	493,616	15.8%	28.5%	1,187
Retail	493,439	15.8%	7.7%	1,562
Medical	194,018	6.2%	36.7%	1,780
Secured by farmland (2)	190,476	6.1%	100.0%	2,189
Other	408,116	13.1%	41.6%	1,379

Total commercial real estate	2,884,332	92.4%

Total SFR mortgage and commercial real estate loans	$3,121,820	100.0%	37.5%	1,127

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $135.6 million for loans secured by dairy & livestock land and $54.8 million for loans secured by agricultural land at June 30, 2016.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

The SFR mortgage— Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $10.0 million and $20.5 million under this program during the three and six months ended June 30, 2016.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $49.1 million at June 30, 2016. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	June 30, 2016
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$186	0.3%	100.0%	$186
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	186	0.3%
Commercial real estate:
Multi-family	2,513	3.6%	-	1,257
Industrial	18,097	25.6%	30.5%	670
Office	2,749	3.9%	85.2%	275
Retail	9,792	13.8%	32.5%	612
Medical	9,883	13.9%	99.6%	1,412
Secured by farmland	3,307	4.6%	100.0%	413
Other (2)	24,248	34.3%	65.9%	758

Total commercial real estate	70,589	99.7%

Total SFR mortgage and commercial real estate loans	$70,775	100.0%	57.0%	687

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 87% of other loans.

Construction Loans

As of June 30, 2016, the Company had $94.0 million in construction loans. This represents 2.21% of total gross loans held-for-investment. There were no PCI construction loans at June 30, 2016. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland Empire region of Southern California. At June 30, 2016, construction loans consisted of $53.8 million in SFR and construction loans and $40.2 million in commercial construction loans. As of June 30, 2016 there were no nonperforming construction loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans	$5,443	$8,397
Troubled debt restructured loans (nonperforming)	12,029	12,622
OREO	6,049	6,993

Total nonperforming assets	$23,521	$28,012

Troubled debt restructured performing loans	$20,292	$42,687

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.55%	0.70%

Percentage of nonperforming assets to total assets	0.28%	0.37%

At June 30, 2016, loans classified as impaired, excluding PCI loans, totaled $37.8 million, or 0.89% of total gross loans, compared to $63.7 million, or 1.62% of total loans at December 31, 2015. The June 30, 2016 balance included nonperforming loans of $17.5 million. At June 30, 2016, impaired loans which were restructured in a troubled debt restructure represented $32.3 million, of which $12.0 million were nonperforming and $20.3 million were performing.

Of the $37.8 million total impaired loans as of June 30, 2016, $25.0 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $12.8 million.

Troubled Debt Restructurings

Total TDRs were $32.3 million at June 30, 2016, compared to $55.3 million at December 31, 2015. Of the $12.0 million in nonperforming TDRs at June 30, 2016, all were paying in accordance with the modified terms at June 30, 2016. At June 30, 2016, $20.3 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	June 30, 2016		December 31, 2015
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$879	6	$939	5
SBA	861	2	681	1
Real Estate:
Commercial real estate	6,512	9	25,752	13
Construction	7,651	1	7,651	1
SFR mortgage	3,291	11	3,565	11
Dairy & livestock and agribusiness	697	1	3,685	2
Consumer and other	401	1	414	1

Total performing TDRs	$20,292	31	$42,687	34

Nonperforming TDRs:
Commercial and industrial	$568	4	$652	5
SBA	310	1	321	1
Real Estate:
Commercial real estate	10,760	4	11,323	4
Construction	-	-	-	-
SFR mortgage	319	1	326	1
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	72	2	-	-

Total nonperforming TDRs	$12,029	12	$12,622	11

Total TDRs	$32,321	43	$55,309	45

At June 30, 2016 and December 31, 2015, $609,000 and $607,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the six months ended June 30, 2016 and 2015 were $38,000 and zero.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
Nonperforming loans:
Commercial and industrial	$568	$622	$704	$1,051	$903
SBA	2,637	2,435	2,567	2,634	2,456
Real estate:
Commercial real estate	11,396	12,082	14,541	16,696	14,967
Construction	-	-	-	-	-
SFR mortgage	2,443	2,549	2,688	2,778	3,400
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	428	456	519	489	498

Total	$17,472	$18,144	$21,019	$23,648	$22,224

% of Total gross loans	0.41%	0.43%	0.52%	0.62%	0.59%
Past due 30-89 days:
Commercial and industrial	$61	$111	$-	$-	$246
SBA	-	-	-	-	-
Real estate:
Commercial real estate	320	-	354	266	1,333
Construction	-	-	-	-	-
SFR mortgage	-	625	1,082	-	355
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	97	164	-	52	2

Total	$478	$900	$1,436	$318	$1,936

% of Total gross loans	0.01%	0.02%	0.04%	0.01%	0.05%
OREO:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate:
Commercial real estate	1,209	1,705	2,125	2,135	2,967
Construction	4,840	4,840	4,868	4,868	4,868

Total	$6,049	$6,545	$6,993	$7,003	$7,835

Total nonperforming, past due, and OREO	$23,999	$25,589	$29,448	$30,969	$31,995

% of Total gross loans	0.57%	0.61%	0.73%	0.81%	0.85%

We had $17.5 million in nonperforming loans, excluding PCI loans, defined as nonaccrual loans and nonperforming TDRs, at June 30, 2016, or 0.41% of total gross loans. This compares to $21.0 million in nonperforming loans at December 31, 2015. At June 30, 2016 two customer relationships comprised $10.2 million, or 58.10%, of our nonperforming loans at June 30, 2016. The primary collateral for these loans is commercial real estate properties. At June 30, 2016, there was $365,000 in allowance for loan losses specifically allocated to these loans. There were no charge-offs recorded for these customer relationships in three months ended June 30, 2016.

We had $6.0 million in OREO at June 30, 2016, compared to $7.0 million at December 31, 2015 and $7.8 million at June 30, 2015. As of June 30, 2016, we had three OREO properties, compared with four OREO properties at December 31, 2015 and five OREO properties at June 30, 2015. During the second quarter of 2016, we sold one OREO property with a carrying value of $607,000, realizing a net gain on sale of $14,000. There were no additions to OREO for the six months ended June 30, 2016.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2016, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of June 30, 2016 and December 31, 2015.

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

The allowance for loan losses totaled $60.9 million as of June 30, 2016, compared to $59.2 million as of December 31, 2015. The allowance for loan losses was increased by net recoveries of $1.8 million for the six months ended June 30, 2016. No loan loss provision was recorded for the six months ended June 30, 2016, compared to a $2.0 million recapture of provision for loan losses for the same period of 2015.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented.

	As of and For the
	Six Months Ended
	June 30,
	2016	2015
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,156	$59,825
Charge-offs:
Commercial and industrial	85	134
SBA	-	33
Commercial real estate	-	107
Construction	-	-
SFR mortgage	102	215
Dairy & livestock and agribusiness	-	-
Consumer and other loans	1	197

Total charge-offs	188	686

Recoveries:
Commercial and industrial	204	232
SBA	3	37
Commercial real estate	635	1,640
Construction	884	50
SFR mortgage	-	185
Dairy & livestock and agribusiness	206	210
Consumer and other loans	38	61

Total recoveries	1,970	2,415

Net recoveries	(1,782)	(1,729)
Other reallocation	-	-
Recapture of provision for loan losses	-	(2,000)

Allowance for loan losses at end of period	$60,938	$59,554

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,156	$7,656
Recapture of provision for unfunded loan commitments	-	(500)

Reserve for unfunded loan commitments at end of period	$7,156	$7,156

Reserve for unfunded loan commitments to total unfunded loan commitments	0.80%	0.86%

Amount of total loans at end of period (1)	$4,164,336	$3,679,153
Average total loans outstanding (1)	$4,027,909	$3,616,586

Net recoveries to average total loans	-0.04%	-0.05%
Net recoveries to total loans at end of period	-0.04%	-0.05%
Allowance for loan losses to average total loans	1.51%	1.65%
Allowance for loan losses to total loans at end of period	1.46%	1.62%
Net (recoveries) to allowance for loan losses	-2.92%	-2.90%
Net (recoveries) to provision for loan losses	-	86.45%

(1) Net of deferred loan origination fees, costs and discounts, excluding PCI loans.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $630,000 (1.03%), $669,000 (1.13%) and $550,000 (0.92%) of the total allowance as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

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

During the first quarter of 2016, the Bank adjusted the Historical Loss Rate (HLR) applied to the construction portfolio segment from a segment level to a portfolio-wide HLR. Management determined that the actual losses recognized in the construction segment over the look-back period were no longer representative of the current risk in the construction loan portfolio due to substantial changes in the Bank’s lending policies and practices. In addition, since such changes were made, there have been no losses within the construction loan portfolio upon which to derive meaningful loss rates. All other segment HLRs remained relatively stable due to the limited charge-offs and recoveries experienced during the first quarter. No other material changes were made to the Bank’s ALLL methodology during the first quarter of 2016.

During the second quarter of 2016, the Bank made no adjustments to its existing allowance methodology. The metrics that drive the qualitative component had movements which offset each other and resulted in minimal changes to the effect of the overall qualitative factors. Thus, as a result of the net effect of (i) continued reductions in the HLRs for all portfolio segments except CRE owner occupied and residential real estate, which remained unchanged, (ii) changes in risk ratings and reductions in balances of certain loans centered in the dairy and livestock portfolio, (iii) net recoveries of $1.6 million, (iv) establishment of the $310,000 allowance for PCI loans and (v) continued loan growth, the Bank determined that the ALLL balance of $60.9 million was appropriate and no provision or recapture of provision for loan losses was necessary for the current reporting period. While we believe that the allowance at June 30, 2016 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.59 billion at June 30, 2016. This represented an increase of $668.7 million, or 11.30%, over total deposits of $5.92 billion at December 31, 2015. The increase in total deposits included $229.6 million of deposits assumed from CCB. The composition of deposits is summarized for the periods presented in the table below.

	June 30, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$3,666,206	55.67%	$3,250,174	54.93%
Interest-bearing deposits
Investment checking	408,105	6.20%	367,253	6.21%
Money market	1,502,377	22.81%	1,293,210	21.85%
Savings	321,742	4.88%	296,135	5.00%
Time deposits	687,556	10.44%	710,488	12.01%

Total deposits	$6,585,986	100.00%	$5,917,260	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.67 billion at June 30, 2016, representing an increase of $416.0 million, or 12.80%, from noninterest-bearing deposits of $3.25 billion at December 31, 2015. Noninterest-bearing deposits represented 55.67% of total deposits for June 30, 2016, compared to 54.93% of total deposits for December 31, 2015.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.23 billion at June 30, 2016, representing an increase of $275.6 million, or 14.09%, from savings deposits of $1.96 billion at December 31, 2015.

Time deposits totaled $687.6 million at June 30, 2016, representing a decrease of $22.9 million, or 3.23%, from total time deposits of $710.5 million for December 31, 2015.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 8.37% for the second quarter of 2016, compared to 9.20% for the same quarter of 2015.

At June 30, 2016, borrowed funds (customer repurchase agreements, FHLB advances and other borrowings) totaled $590.5 million. This represented a decrease of $146.2 million, or 19.85%, from total borrowed funds of $736.7 million at December 31, 2015.

As a result of the acquisition of CCB on February 29, 2016, we assumed $5.0 million in FHLB advances. We repaid these advances in April 2016.

At June 30, 2016, we had no short-term borrowings, compared to $46.0 million at December 31, 2015.

We also offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2016 and December 31, 2015, total customer repurchases were $590.5 million and $690.7 million, respectively, with a weighted average interest rate of 0.24% and 0.23%, respectively.

At June 30, 2016, $3.13 billion of loans and $2.59 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2016.

		Maturity by Period
		Less Than	One Year	Four Years	Over
		One	Through	Through	Five
	Total	Year	Three Years	Five Years	Years
	(Dollars in thousands)
Deposits (1)	$6,585,986	$6,555,494	$16,423	$5,514	$8,555
Customer repurchase agreements (1)	590,465	590,465	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	11,920	560	559	472	10,329
Operating leases	16,282	5,336	7,310	2,601	1,035
Affordable housing investment	4,388	589	3,686	35	78
Advertising agreements	2,311	1,099	1,212	-	-

Total	$7,237,126	$7,153,543	$29,190	$8,622	$45,771

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At June 30, 2016 we had no short-term borrowings with the FHLB, compared to $46.0 million at a cost of 28 basis points at December 31, 2015.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2016.

		Maturity by Period
		Less Than	One Year	Four Years	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$381,942	$273,396	$78,793	$7,387	$22,366
SBA	1,031	244	240	-	547
Real estate:
Commercial real estate	126,163	15,200	25,421	64,979	20,563
Construction	80,308	49,922	30,386	-	-
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	194,206	167,625	26,581	-	-
Consumer and other loans	77,216	11,069	9,714	8,012	48,421

Total commitment to extend credit	860,866	517,456	171,135	80,378	91,897
Obligations under letters of credit	32,905	28,000	4,905	-	-

Total	$893,771	$545,456	$176,040	$80,378	$91,897

(1)	Total commitments to extend credit to agribusiness were $12.8 million at June 30, 2016.

As of June 30, 2016, we had commitments to extend credit of approximately $860.9 million, and obligations under letters of credit of $32.9 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $7.2 million as of June 30, 2016 and December 31, 2015 included in other liabilities.

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

The Company’s total equity was $991.5 million at June 30, 2016. This represented an increase of $68.1 million, or 7.37%, from total equity of $923.4 million at December 31, 2015. The increase for the first half of 2016 resulted from $48.9 million in net earnings, $21.6 million for the issuance of common stock for the acquisition of CCB, a $20.2 million increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $3.2 million for various stock based compensation items related to shares issued pursuant to our stock-based compensation plan. This was offset by $25.9 million for cash dividends declared on common stock.

During the second quarter of 2016, the Board of Directors of CVB declared quarterly cash dividend totaling $0.12 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the first quarter of 2016, there were no repurchased shares of common stock outstanding. As of June 30, 2016, we have 7,420,678 shares of our common stock remaining that are eligible for repurchase.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a common equity Tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2016, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see Item 1. Business — Capital Adequacy Requirements as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

At June 30, 2016, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			June 30, 2016		December 31, 2015
	Adequately	Well	CVB Financial	Citizens	CVB Financial	Citizens
	Capitalized	Capitalized	Corp.	Business	Corp.	Business
Capital Ratios	Ratios	Ratios	Consolidated	Bank	Consolidated	Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.24%	11.11%	11.22%	11.11%
Common equity Tier I capital ratio	4.50%	6.50%	16.54%	16.83%	16.49%	16.81%
Tier 1 risk-based capital ratio	6.00%	8.00%	17.01%	16.83%	16.98%	16.81%
Total risk-based capital ratio	8.00%	10.00%	18.26%	18.08%	18.23%	18.06%

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Liquidity and Cash Flow

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial obligations when they come due without incurring unnecessary cost or risk, or causing a disruption to our normal operating activities. This includes the ability to manage unplanned decreases or changes in funding sources, accommodating loan demand and growth, funding investments, repurchasing securities, paying creditors as necessary, and other operating or capital needs.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual customer funding needs, as well as current and planned business activities. Management has a Liquidity Committee that meets quarterly. This committee analyzes the cash flows from loans, investments, deposits and borrowings. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets monthly to review the Company’s balance sheet and liquidity position. This committee provides oversight to the balance sheet and liquidity management process and recommends policy guidelines for the approval of our Board of Directors, and courses of action to address our actual and projected liquidity needs.

Our primary sources and uses of funds for the Company are loans and deposits. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.59 billion at June 30, 2016 increased $668.7 million, or 11.30%, over total deposits of $5.92 billion at December 31, 2015.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities and other anticipated near term cash flows from investments. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve. The sale of securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets.

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

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2016 and 2015. For further details see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)

Average cash and cash equivalents	$314,295	$363,548
Percentage of total average assets	3.99%	4.87%

Net cash provided by operating activities	$58,609	$49,649
Net cash provided by investing activities	255,032	67,717
Net cash provided by financing activities	279,444	223,312

Net increase in cash and cash equivalents	$593,085	$340,678

Average cash and cash equivalents decreased by $49.3 million, or 13.55%, to $314.3 million for the six months ended June 30, 2016, compared to $363.5 million for the same period of 2015.

At June 30, 2016, cash and cash equivalents totaled $699.2 million. This represented an increase of $252.7 million, or 56.61%, from $446.4 million at June 30, 2015.

Interest Rate Sensitivity Management

Interest rate risk is the potential change in net interest income resulting from changes in the level of interest rates. During periods of changing interest rates, the ability to re-price interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by policy limits on interest rate risk exposure established by the Board of Directors.

We monitor the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The sensitivity of our net interest income is measured over both a one year and two year cumulative time horizon.

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. The simulation model uses a parallel yield curve shift that ramps rates up or down on a pro rata basis over the 12-month time horizon.

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2016.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (1)
+ 200 basis points	0.62%

- 100 basis points	-0.51%

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving federal and state securities law claims, employment, wage-hour and labor law claims, lender liability claims, trust and estate administration claims, and consumer and privacy claims, some of which may be styled as “class action” or representative cases. Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of June 30, 2016, the Company does not have any litigation reserves.

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

On October 24, 2013, the plaintiffs filed a notice of appeal of the District Court’s final order of dismissal with the U.S. Court of Appeals for the Ninth Circuit. Following the filing of appellate briefs by the respective parties, the Court of Appeals conducted a hearing and oral argument in the case on December 10, 2015. On February 1, 2016, the Court of Appeals issued its decision in the case. The Ninth Circuit opinion affirmed the district court’s decision in part, reversed it in part and remanded the case for further proceedings in the District Court. Following remand of the case to the District Court, we expect to undertake discovery and motion practice with respect to the remaining claims of the plaintiffs which survived the appeal. The District Court held an initial status conference in the case on May 23, 2016, at which the defendants were directed to file an answer to the remaining claims in the plaintiffs’ complaint and a scheduling conference with respect to discovery was set for July 25, 2016.

The Company intends to continue to vigorously contest and defend the plaintiff’s allegations with respect to the remaining claims in this case.

A former employee and branch-based service manager filed a complaint against the Company, on December 29, 2014, in an action entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, individually and on behalf of the Company’s branch-based employees and managers who are classified as “exempt” under California and federal employment laws. The case is styled as a putative class action lawsuit and alleges, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. On February 11, 2015, the same law firm representing Morgan filed a second complaint, entitled Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “non-exempt” hourly employees. On April 6, 2015, these two cases were consolidated in a first amended complaint in Los Angeles County Superior Court. The first amended complaint sought class certification, the appointment of the plaintiffs as class representatives, and an unspecified amount of damages and penalties.

On May 11, 2015, the Company filed its answer to the first amended complaint denying all allegations regarding the plaintiffs’ claims and asserting various defenses. On May 24, 2016, the Company was served with a second amended complaint which, among other things, added a third and more recently-employed former employee, Theresa Ruiz, as one of the named plaintiffs in the action. The parties are currently engaged in discovery, and the filing of briefs by the parties in connection with the class certification motion is not presently expected to commence until at least March the summer of 2017. The Company intends to vigorously contest both (x) certification of the class action as well as (y) the substantive merits of the plaintiffs’ claims.

We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if we believe it is material or if we believe such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our accruals and disclosures accordingly. Because the outcomes of the federal securities class action appeal and the consolidated wage-hour class action case summarized above are uncertain, we cannot predict any range of loss or even if any loss is probable related to these two actions. We do not presently believe that the ultimate resolution of any of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

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

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. There were no issuer repurchases of the Company’s common stock as part of its repurchase program for the three months ended June 30, 2016. As of June 30, 2016, there were 7,420,678 shares of our common stock remaining available for repurchase.

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

CVB FINANCIAL CORP. (Registrant)

Date:    August 9, 2016

/s/ E. Allen Nicholson Duly Authorized Officer and Chief Financial Officer