Form 10-Q
period 2016-09-30
CVB FINANCIAL CORP
filed 2016-11-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 108,135,993 outstanding as of October 31, 2016.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to:,

•	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
•	our ability to attract deposits and other sources of funding or liquidity;
•	supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate;
•	a prolonged slowdown or decline in real estate construction, sales or leasing activities;
•	changes in the financial performance and/or condition of our borrowers or key vendors or counterparties;
•	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
•

the costs or effects of acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such acquisitions or dispositions;

•

our ability to realize cost savings in connection with our proposed acquisition of Valley Commerce Bancorp within expected time frames or at all, whether governmental approvals for the proposed transaction will be obtained within expected time frames or ever and whether the conditions to the closing of the proposed transaction, including approval by Valley Commerce’s shareholders, are satisfied;

•

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

•

changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;

•	the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments;
•	inflation, interest rate, securities market and monetary fluctuations;
•	changes in government interest rates or monetary policies;
•	changes in the amount and availability of deposit insurance;
•

disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access, cyber incidents, terrorist and political activities, disease pandemics, catastrophic events, natural disasters such as earthquakes, extreme weather events, electrical, environmental, computer servers, and communications or other services we use, or that affect our employees or third parties with whom we conduct business;

•	the timely development and acceptance of new banking products and services and the perceived overall value of these products and services by customers and potential customers;
•	the Company’s relationships with and reliance upon vendors with respect to the operation of certain of the Company’s key internal and external systems and applications;
•	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;
•	technological changes and the expanding use of technology in banking (including the adoption of mobile banking and funds transfer applications);
•	our ability to retain and increase market share, retain and grow customers and control expenses;
•	changes in the competitive environment among financial and bank holding companies, banks and other financial service providers;

•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions;
•	fluctuations in the price of the Company’s common stock or other securities and the resulting impact on the Company’s ability to raise capital or make acquisitions;
•

the effect of changes in accounting policies and practices, as may be adopted from time-to-time by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters;

•	changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our workforce, management team and/or board of directors;
•

the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as securities, bank operations, consumer or employee class action litigation),

•

the possibility that any settlement of any of the putative class action lawsuits may not be approved by the relevant court or that significant numbers of putative class members may opt out of any settlement;

•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO;
•	our success at managing the risks involved in the foregoing items and
•

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$119,420	$102,772
Interest-earning balances due from Federal Reserve	139,739	3,325

Total cash and cash equivalents	259,159	106,097

Interest-earning balances due from depository institutions	83,178	32,691
Investment securities available-for-sale, at fair value (with amortized cost of $2,165,551 at September 30, 2016, and $2,337,715 at December 31, 2015)	2,227,551	2,368,646
Investment securities held-to-maturity (with fair value of $893,706 at September 30, 2016, and $853,039 at December 31, 2015)	878,953	850,989

Total investment securities	3,106,504	3,219,635

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,588
Loans and lease finance receivables	4,295,167	4,016,937
Allowance for loan losses	(61,001)	(59,156)

Net loans and lease finance receivables	4,234,166	3,957,781

Premises and equipment, net	38,671	31,382
Bank owned life insurance	134,073	130,956
Accrued interest receivable	21,220	22,732
Intangibles	5,293	2,265
Goodwill	88,174	74,244
Income taxes	22,399	47,251
Other assets	34,468	28,578

Total assets	$8,044,993	$7,671,200

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,657,610	$3,250,174
Interest-bearing	2,663,385	2,667,086

Total deposits	6,320,995	5,917,260
Customer repurchase agreements	577,990	690,704
Other borrowings	-	46,000
Deferred compensation	12,177	11,269
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	43,111	1,696
Other liabilities	61,643	55,098

Total liabilities	7,041,690	6,747,801

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 108,097,493 at September 30, 2016, and 106,384,982 at December 31, 2015	529,281	502,571
Retained earnings	435,419	399,919
Accumulated other comprehensive income, net of tax	38,603	20,909

Total stockholders’ equity	1,003,303	923,399

Total liabilities and stockholders’ equity	$8,044,993	$7,671,200

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans and leases, including fees	$47,754	$48,822	$143,781	$139,686
Investment securities:
Investment securities available-for-sale	11,425	14,734	36,242	50,171
Investment securities held-to-maturity	4,787	3,436	14,878	3,510

Total investment income	16,212	18,170	51,120	53,681

Dividends from FHLB stock	403	509	1,210	2,392
Interest-earning deposits with other institutions	802	230	1,575	667

Total interest income	65,171	67,731	197,686	196,426

Interest expense:
Deposits	1,525	1,333	4,544	3,933
Borrowings and customer repurchase agreements	349	371	1,117	2,486
Junior subordinated debentures	136	110	392	323

Total interest expense	2,010	1,814	6,053	6,742

Net interest income before recapture of provision for loan losses	63,161	65,917	191,633	189,684
Recapture of provision for loan losses	(2,000)	(2,500)	(2,000)	(4,500)

Net interest income after recapture of provision for loan losses	65,161	68,417	193,633	194,184

Noninterest income:
Service charges on deposit accounts	3,817	3,930	11,386	11,843
Trust and investment services	2,328	2,275	7,039	6,607
Bankcard services	827	805	2,166	2,380
BOLI income	706	491	2,005	1,948
Gain on sale of loans	-	-	1,101	-
Other	1,505	912	3,443	1,991

Total noninterest income	9,183	8,413	27,140	24,769

Noninterest expense:
Salaries and employee benefits	20,464	20,395	63,275	59,338
Occupancy and equipment	4,102	3,853	11,940	11,218
Professional services	1,517	1,937	4,071	4,617
Software licenses and maintenance	947	901	2,921	2,924
Marketing and promotion	1,199	1,297	3,818	3,825
Recapture of provision for unfunded loan commitments	-	-	-	(500)
Debt termination expense	-	-	16	13,870
Acquisition related expenses	353	75	1,557	75
Other	4,424	4,284	14,210	13,380

Total noninterest expense	33,006	32,742	101,808	108,747

Earnings before income taxes	41,338	44,088	118,965	110,206

Income taxes	15,890	16,202	44,612	39,674

Net earnings	$25,448	$27,886	$74,353	$70,532

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(3,709)	$18,674	$31,054	$5,974
Less: Reclassification adjustment for net (gain) loss on securities included in net income	(548)	22	(548)	22

Other comprehensive (loss) income, before tax	(4,257)	18,696	30,506	5,996
Less: Income tax benefit (expense) related to items of other comprehensive income	1,788	(7,852)	(12,812)	(2,518)

Other comprehensive (loss) income, net of tax	(2,469)	10,844	17,694	3,478

Comprehensive income	$22,979	$38,730	$92,047	$74,010

Basic earnings per common share	$0.23	$0.26	$0.69	$0.66
Diluted earnings per common share	$0.23	$0.26	$0.69	$0.66
Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2016 and 2015

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income	Total
Balance, January 1, 2015	105,893	$495,220	$351,814	$31,075	$878,109
Repurchase of common stock	(41)	(606)	-	-	(606)
Exercise of stock options	411	4,672	-	-	4,672
Tax benefit from exercise of stock options	-	772	-	-	772
Shares issued pursuant to stock-based compensation plan	92	2,044	-	-	2,044
Cash dividends declared on common stock ($0.36 per share)	-	-	(38,274)	-	(38,274)
Net earnings	-	-	70,532	-	70,532
Other comprehensive income	-	-	-	3,478	3,478

Balance, September 30, 2015	106,355	$502,102	$384,072	$34,553	$920,727

Balance, January 1, 2016	106,385	$502,571	$399,919	$20,909	$923,399
Repurchase of common stock	(66)	(496)	-	-	(496)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	274	3,174	-	-	3,174
Tax benefit from exercise of stock options	-	236	-	-	236
Shares issued pursuant to stock-based compensation plan	110	2,154	-	-	2,154
Cash dividends declared on common stock ($0.36 per share)	-	-	(38,853)	-	(38,853)
Net earnings	-	-	74,353	-	74,353
Other comprehensive income	-	-	-	17,694	17,694

Balance, September 30, 2016	108,097	$529,281	$435,419	$38,603	$1,003,303

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Interest and dividends received	$208,995	$208,549
Service charges and other fees received	23,185	21,604
Interest paid	(6,089)	(7,631)
Net cash paid to vendors, employees and others	(95,870)	(98,692)
Income taxes paid	(31,495)	(38,000)
Payments to FDIC, net share agreement	(510)	(460)

Net cash provided by operating activities	98,216	85,370

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	1,423	7,750
Net change in interest-earning balances from depository institutions	11,849	(6,071)
Proceeds from sale of investment securities	1,957	975
Proceeds from repayment of investment securities available-for-sale	325,912	300,959
Proceeds from maturity of investment securities available-for-sale	81,209	83,322
Purchases of investment securities available-for-sale	(208,563)	(431,650)
Proceeds from repayment and maturity of investment securities held-to-maturity	231,355	33,727
Purchases of investment securities held-to-maturity	(261,457)	-
Net (increase) decrease in loan and lease finance receivables	(109,046)	2,647
Proceeds from sale of loans	6,417	-
Purchase of premises and equipment	(2,343)	(1,249)
Proceeds from sales of other real estate owned	1,846	2,579
Cash used in sale of branch, net	(8,217)	-
Cash paid for County Commerce Bank (CCB) acquisition, net of cash acquired	(7,504)	-

Net cash provided by (used in) investing activities	64,838	(7,011)

Cash Flows from Financing Activities
Net increase in other deposits	508,916	416,830
Net decrease in time deposits	(319,877)	(62,016)
Repayment of FHLB advances	(5,000)	(200,000)
Net decrease in other borrowings	(46,000)	(46,000)
Net (decrease) increase in customer repurchase agreements	(112,293)	46,547
Cash dividends on common stock	(38,652)	(36,099)
Repurchase of common stock	(496)	(606)
Proceeds from exercise of stock options	3,174	4,672
Tax benefit related to exercise of stock options	236	772

Net cash (used in) provided by financing activities	(9,992)	124,100

Net increase in cash and cash equivalents	153,062	202,459

Cash and cash equivalents, beginning of period	106,097	105,768

Cash and cash equivalents, end of period	$259,159	$308,227

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$74,353	$70,532

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	(1,101)	-
Gain on sale of branch	(272)	-
Gain on sale of other real estate owned	(30)	(386)
Gain on sale of investment securities	(548)	22
Increase in bank owned life insurance	(3,117)	(3,149)
Net amortization of premiums and discounts on investment securities	15,422	14,605
Accretion of PCI discount	(2,112)	(3,010)
Recapture of provision for loan losses	(2,000)	(4,500)
Recapture of provision for unfunded loan commitments	-	(500)
Valuation adjustment on other real estate owned	337	162
Payments to FDIC, loss share agreement	(510)	(460)
Stock-based compensation	2,154	2,044
Depreciation and amortization, net	3,128	(180)
Change in other assets and liabilities	12,512	10,190

Total adjustments	23,863	14,838

Net cash provided by operating activities	$98,216	$85,370

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$43,111	$42,317
Transfer of loans to other real estate owned	$-	$3,721
Issuance of common stock for CCB acquistion	$21,642	$-
Transfer of AFS securities to HTM securities	$-	$898,598

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 42 Business Financial Centers, eight Commercial Banking Centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

On September 22, 2016, we announced that we entered into a merger agreement with Valley Commerce Bancorp (“VCBP”), pursuant to which its subsidiary, Valley Business Bank will merge into Citizens Business Bank. Valley Business Bank has four branch locations and total assets of approximately $416 million. We expect to close this announced acquisition in the first quarter of 2017, subject to regulatory and Valley Commerce Bancorp shareholders’ approvals.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Recent Accounting Pronouncements— In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This update to the ASC requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, which deferred the effective date for us of ASU No. 2014-09 to January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, with early adoption permitted, but not before January 1, 2017. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and will require application using a retrospective transition method. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

4.	BUSINESS COMBINATIONS

County Commerce Bank Acquisition

On February 29, 2016, the Bank acquired all of the assets and assumed all of the liabilities of CCB for $20.6 million in cash and $21.6 million in stock. As a result, CCB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further expand its footprint northward into and along the central coast of California. At close, CCB had four branches located in Ventura, Oxnard, Camarillo, and Westlake Village. The systems integration of CCB and CBB was completed in April 2016.

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

For the three and nine months ended September 30, 2016, the Company incurred merger related expenses associated with the CCB acquisition of $145,000 and $1.3 million, respectively.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are traded in markets where similar assets are actively traded. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$3,750	$7	$-	$3,757	0.17%
Residential mortgage-backed securities	1,684,735	52,941	-	1,737,676	78.01%
CMO/REMIC - residential	376,529	6,679	(112)	383,096	17.20%
Municipal bonds	95,537	1,998	(1)	97,534	4.38%
Other securities	5,000	488	-	5,488	0.24%

Total available-for-sale securities	$2,165,551	$62,113	$(113)	$2,227,551	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$181,840	$5,038	$(25)	$186,853	20.69%
Residential mortgage-backed securities	204,791	5,811	-	210,602	23.30%
CMO	192,680	195	(325)	192,550	21.92%
Municipal bonds	299,642	5,357	(1,298)	303,701	34.09%

Total held-to-maturity securities	$878,953	$16,401	$(1,648)	$893,706	100.00%

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,752	$-	$(7)	$5,745	0.24%
Residential mortgage-backed securities	1,788,857	26,001	(1,761)	1,813,097	76.55%
CMO/REMIC - residential	380,166	4,689	(1,074)	383,781	16.20%
Municipal bonds	157,940	3,036	(3)	160,973	6.80%
Other securities	5,000	50	-	5,050	0.21%

Total available-for-sale securities	$2,337,715	$33,776	$(2,845)	$2,368,646	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$293,338	$1,176	$(734)	$293,780	34.47%
Residential mortgage-backed securities	232,053	-	(1,293)	230,760	27.27%
CMO	1,284	569	-	1,853	0.15%
Municipal bonds	324,314	3,051	(719)	326,646	38.11%

Total held-to-maturity securities	$850,989	$4,796	$(2,746)	$853,039	100.00%

(1) Securities held-to-maturity are presented in the condensed consolidated balance sheets at amortized cost.

During the quarter ended September 30, 2015, investment securities were transferred from the available-for-sale security portfolio to the held-to-maturity security portfolio. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (“AOCI”) and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At September 30, 2016, investment securities HTM totaled $879.0 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $2.6 million at September 30, 2016.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$10,546	$11,840	$32,754	$37,548
Tax-advantaged	879	2,894	3,488	12,623
Investment securities held-to-maturity:
Taxable	2,349	1,688	7,184	1,762
Tax-advantaged	2,438	1,748	7,694	1,748

Total interest income from investment securities	$16,212	$18,170	$51,120	$53,681

Approximately 87% of the total investment securities portfolio at September 30, 2016 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2016 and December 31, 2015. At September 30, 2016, the Bank had $101,000 in total CMO backed by whole loans issued by private-label companies (nongovernment sponsored).

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”).

As of December 31, 2015, the Company had one OTTI HTM security with a net carrying value of $1.3 million. This security sold for a net gain of $546,000 in the third quarter of 2016. The Company did not record any charges for OTTI losses for the nine months ended September 30, 2016 and 2015.

	September 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO/REMIC - residential	39,453	(112)	-	-	39,453	(112)
Municipal bonds	-	-	5,975	(1)	5,975	(1)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$39,453	$(112)	$5,975	$(1)	$45,428	$(113)

Investment securities held-to-maturity:
Government agency/GSE	$6,065	$(25)	$-	$-	$6,065	$(25)
Residential mortgage-backed securities	-	-	-	-	-	-
CMO/REMIC - residential	54,425	(325)	-	-	54,425	(325)
Municipal bonds	39,894	(351)	38,027	(947)	77,921	(1,298)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$100,384	$(701)	$38,027	$(947)	$138,411	$(1,648)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,745	$(7)	$-	$-	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	-	-	437,699	(1,761)
CMO/REMIC - residential	171,923	(1,074)	-	-	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSE	$84,495	$(734)	$-	$-	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	-	-	230,760	(1,293)
CMO	-	-	-	-	-	-
Municipal bonds	110,119	(719)	-	-	110,119	(719)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$425,374	$(2,746)	$-	$-	$425,374	$(2,746)

At September 30, 2016 and December 31, 2015, investment securities having a carrying value of approximately $2.25 billion and $2.81 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2016, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMO/REMIC have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMIC are included in maturity categories based upon estimated prepayment speeds.

	September 30, 2016
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$12,709	$12,877	$-	$-
Due after one year through five years	1,845,451	1,898,916	295,758	298,986
Due after five years through ten years	98,086	100,634	236,734	240,043
Due after ten years	209,305	215,124	346,461	354,677

Total investment securities	$2,165,551	$2,227,551	$878,953	$893,706

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2016.

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

At September 30, 2016, the remaining discount associated with the PCI loans approximated $1.9 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $1.2 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools, which approximates 3 years. The loss sharing agreement for commercial loans expired October 16, 2014.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$2,331	$7,473
SBA	336	393
Real estate:
Commercial real estate	70,094	81,786
Construction	-	-
SFR mortgage	182	193
Dairy & livestock and agribusiness	507	1,429
Municipal lease finance receivables	-	-
Consumer and other loans	1,479	2,438

Gross PCI loans	74,929	93,712
Less: Purchase accounting discount	(1,894)	(3,872)

Gross PCI loans, net of discount	73,035	89,840
Less: Allowance for PCI loan losses	(600)	-

Net PCI loans	$72,435	$89,840

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Pass	$59,642	$76,401
Special mention	2,478	11,142
Substandard	12,809	6,169
Doubtful & loss	-	-

Total gross PCI loans	$74,929	$93,712

Allowance for Loan Losses (“ALLL”)

The Company’s Credit Management Division is responsible for regularly reviewing the ALLL methodology for PCI loans. The ALLL for PCI loans is determined separately from total loans, and is based on expectations of future cash flows from the underlying pools of loans or individual loans in accordance with ASC 310-30, as more fully described in Note 3— Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, the allowance for loan losses included $600,000 for PCI loans, compared to no allowance for loan losses at December 31, 2015.

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)

Commercial and industrial	$494,483	$434,099
SBA	104,043	106,867
Real estate:
Commercial real estate	2,911,765	2,643,184
Construction	90,710	68,563
SFR mortgage	241,490	233,754
Dairy & livestock and agribusiness	239,242	305,509
Municipal lease finance receivables	68,309	74,135
Consumer and other loans	79,664	69,278

Gross loans, excluding PCI loans	4,229,706	3,935,389
Less: Deferred loan fees, net	(7,574)	(8,292)

Gross loans, excluding PCI loans, net of deferred loan fees	4,222,132	3,927,097
Less: Allowance for loan losses	(60,401)	(59,156)

Net loans, excluding PCI loans	4,161,731	3,867,941

PCI Loans	74,929	93,712
Discount on PCI loans	(1,894)	(3,872)
Less: Allowance for loan losses	(600)	-

PCI loans, net	72,435	89,840

Total loans and lease finance receivables	$4,234,166	$3,957,781

As of September 30, 2016, 76.69% of the total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 68.84% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of September 30, 2016, $178.0 million, or 6.11% of the total commercial real estate loans included loans secured by farmland, compared to $173.0 million, or 6.54%, at December 31, 2015. The loans secured by farmland included $128.8 million for loans secured by dairy & livestock land and $49.2 million for loans secured by agricultural land at September 30, 2016, compared to $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015. As of September 30, 2016, dairy & livestock and agribusiness loans of $239.2 million were comprised of $220.8 million for dairy & livestock loans and $18.4 million for agribusiness loans, compared to $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans at December 31, 2015.

At September 30, 2016, the Company held approximately $2.02 billion of total fixed rate loans, including PCI loans.

At September 30, 2016 and December 31, 2015, loans totaling $3.15 billion and $2.91 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

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

Substandard – Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or the liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss — Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this asset with insignificant value even though partial recovery may be effected in the future.

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$458,131	$21,547	$14,801	$4	$494,483
SBA	86,269	10,641	6,942	191	104,043
Real estate:
Commercial real estate
Owner occupied	828,798	95,259	14,419	-	938,476
Non-owner occupied	1,933,610	24,375	15,304	-	1,973,289
Construction
Speculative	49,338	-	7,651	-	56,989
Non-speculative	33,721	-	-	-	33,721
SFR mortgage	234,058	5,093	2,339	-	241,490
Dairy & livestock and agribusiness	127,137	83,930	28,175	-	239,242
Municipal lease finance receivables	63,743	4,566	-	-	68,309
Consumer and other loans	75,558	1,770	2,324	12	79,664

Total gross loans, excluding PCI loans	$3,890,363	$247,181	$91,955	$207	$4,229,706

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$398,651	$33,000	$2,403	$45	$434,099
SBA	87,441	13,169	4,854	1,403	106,867
Real estate:
Commercial real estate
Owner occupied	772,114	54,758	11,481	-	838,353
Non-owner occupied	1,741,615	26,170	37,046	-	1,804,831
Construction
Speculative	38,186	-	7,651	-	45,837
Non-speculative	22,726	-	-	-	22,726
SFR mortgage	227,207	3,556	2,991	-	233,754
Dairy & livestock and agribusiness	285,647	19,862	-	-	305,509
Municipal lease finance receivables	69,194	4,941	-	-	74,135
Consumer and other loans	64,844	1,618	2,708	108	69,278

Total gross loans, excluding PCI loans	$3,707,625	$157,074	$69,134	$1,556	$3,935,389

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

Management believes that the ALLL was appropriate at September 30, 2016 and December 31, 2015. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended September 30, 2016

	Ending Balance June 30, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2016
	(Dollars in thousands)
Commercial and industrial	$9,387	$-	$49	$(30)	$9,466
SBA	1,177	-	6	(179)	1,004
Real estate:
Commercial real estate	39,919	-	156	(1,267)	38,808
Construction	1,228	-	1,731	(1,851)	1,108
SFR mortgage	2,501	-	-	70	2,571
Dairy & livestock and agribusiness	4,882	-	-	1,089	5,971
Municipal lease finance receivables	1,115	-	-	(82)	1,033
Consumer and other loans	419	(7)	128	(100)	440
PCI loans	310	-	-	290	600
Unallocated (1)	-	-	-	-	-

Total allowance for loan losses	$60,938	$(7)	$2,070	$(2,000)	$61,001

	For the Three Months Ended September 30, 2015

	Ending Balance June 30, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2015
	(Dollars in thousands)
Commercial and industrial	$7,185	$(82)	$50	$(620)	$6,533
SBA	2,085	-	2	(122)	1,965
Real estate:
Commercial real estate	35,414	(10)	2,018	(2,811)	34,611
Construction	746	-	8	119	873
SFR mortgage	2,564	-	-	75	2,639
Dairy & livestock and agribusiness	3,974	-	98	796	4,868
Municipal lease finance receivables	1,014	-	-	17	1,031
Consumer and other loans	834	-	11	(16)	829
Unallocated (1)	5,738	-	-	62	5,800

Total allowance for loan losses	$59,554	$(92)	$2,187	$(2,500)	$59,149

	For the Nine Months Ended September 30, 2016

	Ending Balance December 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(85)	$253	$710	$9,466
SBA	993	-	9	2	1,004
Real estate:
Commercial real estate	36,995	-	791	1,022	38,808
Construction	2,389	-	2,615	(3,896)	1,108
SFR mortgage	2,103	(102)	-	570	2,571
Dairy & livestock and agribusiness	6,029	-	206	(264)	5,971
Municipal lease finance receivables	1,153	-	-	(120)	1,033
Consumer and other loans	906	(8)	166	(624)	440
PCI loans	-	-	-	600	600
Unallocated (1)	-	-	-	-	-

Total allowance for loan losses	$59,156	$(195)	$4,040	$(2,000)	$61,001

	For the Nine Months Ended September 30, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(216)	$282	$(607)	$6,533
SBA	2,557	(33)	39	(598)	1,965
Real estate:
Commercial real estate	33,373	(117)	3,658	(2,303)	34,611
Construction	988	-	58	(173)	873
SFR mortgage	2,344	(215)	185	325	2,639
Dairy & livestock and agribusiness	5,479	-	308	(919)	4,868
Municipal lease finance receivables	1,412	-	-	(381)	1,031
Consumer and other loans	1,262	(197)	72	(308)	829
Unallocated (1)	5,336	-	-	464	5,800

Total allowance for loan losses	$59,825	$(778)	$4,602	$(4,500)	$59,149

(1)	Based upon changes to our ALLL methodology, as described in Note 3 – Summary of Significant Accounting Policies of the 2015 Annual Report on Form 10-K for the year ended December 31, 2015, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented.

	September 30, 2016
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,349	$493,134	$-	$493	$8,973	$-
SBA	3,867	100,176	-	33	971	-
Real estate:
Commercial real estate	15,806	2,895,959	-	-	38,808	-
Construction	7,651	83,059	-	4	1,104	-
SFR mortgage	5,502	235,988	-	6	2,565	-
Dairy & livestock and agribusiness	659	238,583	-	-	5,971	-
Municipal lease finance receivables	-	68,309	-	-	1,033	-
Consumer and other loans	850	78,814	-	12	428	-
PCI loans	-	-	73,035	-	-	600
Unallocated (1)	-	-	-	-	-	-

Total	$35,684	$4,194,022	$73,035	$548	$59,853	$600

	September 30, 2015
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,687	$412,022	$-	$607	$5,926	$-
SBA	3,319	112,807	-	4	1,961	-
Real estate:
Commercial real estate	43,647	2,525,481	-	-	34,611	-
Construction	7,651	49,927	-	23	850	-
SFR mortgage	6,389	215,307	-	22	2,617	-
Dairy & livestock and agribusiness	5,262	207,408	-	-	4,868	-
Municipal lease finance receivables	-	75,839	-	-	1,031	-
Consumer and other loans	906	68,724	-	6	823	-
PCI loans	-	-	94,431	-	-	-
Unallocated (1)	-	-	-	-	5,800	-

Total	$68,861	$3,667,515	$94,431	$662	$58,487	$-

(1)	Based upon changes to our ALLL methodology, as described in Note 3 – Summary of Significant Accounting Policies of the 2015 Annual Report on Form 10-K for the year ended December 31, 2015, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

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

	September 30, 2016

	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$543	$493,940	$494,483
SBA	-	-	-	3,013	101,030	104,043
Real estate:
Commercial real estate
Owner occupied	-	-	-	1,502	936,974	938,476
Non-owner occupied	228	-	228	894	1,972,167	1,973,289
Construction
Speculative (2)	-	-	-	-	56,989	56,989
Non-speculative	-	-	-	-	33,721	33,721
SFR mortgage	-	-	-	2,244	239,246	241,490
Dairy & livestock and agribusiness	-	-	-	-	239,242	239,242
Municipal lease finance receivables	-	-	-	-	68,309	68,309
Consumer and other loans	94	200	294	470	78,900	79,664

Total gross loans, excluding PCI loans	$322	$200	$522	$8,666	$4,220,518	$4,229,706

(1)    As of September 30, 2016, $5.4 million of nonaccruing loans were current, $1.2 million were 30-59 days past due, $440,000 were 60-89 days past due and $1.6 million were 90+ days past due.

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

Impaired Loans

At September 30, 2016, the Company had impaired loans, excluding PCI loans, of $35.7 million. Of this amount, there was $3.0 million of nonaccrual Small Business Administration (“SBA”) loans, $2.4 million of nonaccrual commercial real estate loans, $2.2 million of nonaccrual single-family residential (“SFR”) mortgage loans, $543,000 of nonaccrual commercial and industrial loans, and $470,000 of nonaccrual consumer and other loans. These impaired loans included $30.0 million of loans whose terms were modified in a troubled debt restructuring, of which $3.0 million were classified as nonaccrual. The remaining balance of $27.0 million consisted of 29 loans performing according to the restructured terms. The impaired loans had a specific allowance of $548,000 at September 30, 2016. At December 31, 2015, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $63.7 million with a related allowance of $669,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Nine Months Ended September 30, 2016

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$786	$1,687	$-	$858	$20
SBA	3,665	4,452	-	3,770	38
Real estate:
Commercial real estate
Owner occupied	2,773	3,786	-	3,039	63
Non-owner occupied	13,033	15,764	-	13,386	130
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,239	6,118	-	5,370	93
Dairy & livestock and agribusiness	659	722	-	695	24
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	838	1,409	-	896	11

Total	26,993	33,938	-	28,014	379

With a related allowance recorded:
Commercial and industrial	563	625	493	671	8
SBA	202	217	33	209	10
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	4	7,651	291
Non-speculative	-	-	-	-	-
SFR mortgage	263	263	6	273	4
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	12	12	12	12	-

Total	8,691	8,768	548	8,816	313

Total impaired loans	$35,684	$42,706	$548	$36,830	$692

	As of and For the Nine Months Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,067	$1,926	$-	$1,166	$23
SBA	3,273	3,911	-	3,385	39
Real estate:
Commercial real estate
Owner occupied	7,665	8,806	-	7,935	178
Non-owner occupied	35,982	40,591	-	36,490	1,338
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,788	6,739	-	6,392	82
Dairy & livestock and agribusiness	5,262	5,650	-	5,569	180
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	852	1,379	-	881	12

Total	59,889	69,002	-	61,818	1,852

With a related allowance recorded:
Commercial and industrial	620	694	607	637	-
SBA	46	47	4	58	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	23	7,651	290
Non-speculative	-	-	-	-	-
SFR mortgage	601	653	22	612	9
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	54	59	6	56	-

Total	8,972	9,104	662	9,014	299

Total impaired loans	$68,861	$78,106	$662	$70,832	$2,151

	As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,017	$1,894	$-
SBA	3,207	3,877	-
Real estate:
Commercial real estate
Owner occupied	6,252	7,445	-
Non-owner occupied	34,041	37,177	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,665	6,453	-
Dairy & livestock and agribusiness	3,685	3,684	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	890	1,454	-

Total	54,757	61,984	-

With a related allowance recorded:
Commercial and industrial	626	695	626
SBA	41	47	10
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	7,651	7,651	13
Non-speculative	-	-	-
SFR mortgage	588	640	20
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	43	45	-

Total	8,949	9,078	669

Total impaired loans	$63,706	$71,062	$669

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of September 30, 2016 and December 31, 2015 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three and nine months ended September 30, 2016, compared to zero and a $500,000 recapture of provision for unfunded loan commitments for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, the balance in this reserve was $7.2 million and was included in other liabilities.

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

As of September 30, 2016, there were $30.0 million of loans classified as a TDR, of which $3.0 million were nonperforming and $27.0 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2016, performing TDRs were comprised of eight commercial real estate loans of $13.4 million, one construction loan of $7.7 million, 11 SFR mortgage loans of $3.3 million, two SBA loans of $854,000, five commercial and industrial loans of $806,000, one dairy & livestock and agribusiness loan of $659,000, and one consumer loan of $380,000. There were no loans removed from TDR classification during the three and nine months ended September 30, 2016 and 2015.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $472,000 and $607,000 of specific allowance to TDRs as of September 30, 2016 and December 31, 2015, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$20,292	$45,166	$42,687	$53,589
New modifications	759	2,353	1,877	2,383
Payoffs and payments, net	(2,584)	(2,306)	(26,097)	(11,275)
TDRs returned to accrual status	8,551	-	8,551	516
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	27,018	45,213	27,018	45,213

Nonperforming TDRs:
Beginning balance	12,029	15,167	12,622	20,285
New modifications	20	330	102	661
Charge-offs	-	-	(38)	-
Transfer to OREO	-	-	-	(842)
Payoffs and payments, net	(465)	(349)	(1,102)	(4,440)
TDRs returned to accrual status	(8,551)	-	(8,551)	(516)
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	3,033	15,148	3,033	15,148

Total TDRs	$30,051	$60,361	$30,051	$60,361

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2016	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	20	20	14	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	759	759	759	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$779	$779	$773	$-

For the Three Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2015	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	1	2,376	2,376	2,353	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	1	322	322	330	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$2,698	$2,698	$2,683	$-

	For the Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2016	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	112	112	184	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	214	214	202	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	759	759	759	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	24	24	22	-

Total loans	5	$1,109	$1,109	$1,167	$28

	For the Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2015	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	30	30	15	12
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	330	330	325	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	1	2,376	2,376	2,353	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	1	322	322	330	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	4	$3,058	$3,058	$3,023	$12

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of September 30, 2016, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2016.

8.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2016, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 299,000 and 281,000, respectively. For the three and nine months ended September 30, 2015, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 251,000 and 234,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$25,448	$27,886	$74,353	$70,532
Less: Net earnings allocated to restricted stock	98	149	305	371

Net earnings allocated to common shareholders	$25,350	$27,737	$74,048	$70,161

Weighted average shares outstanding	108,984	105,783	107,144	105,672
Basic earnings per common share	$0.23	$0.26	$0.69	$0.66

Diluted earnings per common share:
Net income allocated to common shareholders	$25,350	$27,737	$74,048	$70,161

Weighted average shares outstanding	108,984	105,783	107,144	105,672
Incremental shares from assumed exercise of outstanding options	386	498	403	467

Diluted weighted average shares outstanding	109,370	106,281	107,547	106,139
Diluted earnings per common share	$0.23	$0.26	$0.69	$0.66

9.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2016. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2016 and 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$3,757	$-	$3,757	$-
Residential mortgage-backed securities	1,737,676	-	1,737,676	-
CMO/REMIC - residential	383,096	-	383,096	-
Municipal bonds	97,534	-	97,534	-
Other securities	5,488	-	5,488	-

Total investment securities - AFS	2,227,551	-	2,227,551	-
Interest rate swaps	13,201	-	13,201	-

Total assets	$2,240,752	$-	$2,240,752	$-

Description of liability
Interest rate swaps	$13,201	$-	$13,201	$-

Total liabilities	$13,201	$-	$13,201	$-

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$5,745	$-	$5,745	$-
Residential mortgage-backed securities	1,813,097	-	1,813,097	-
CMO/REMIC - residential	383,781	-	383,781	-
Municipal bonds	160,973	-	160,973	-
Other securities	5,050	-	5,050	-

Total investment securities - AFS	2,368,646	-	2,368,646	-
Interest rate swaps	9,344	-	9,344	-

Total assets	$2,377,990	$-	$2,377,990	$-

Description of liability
Interest rate swaps	$9,344	$-	$9,344	$-

Total liabilities	$9,344	$-	$9,344	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at September 30, 2016 and December 31, 2015, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2016
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$144	$-	$-	$144	$73
SBA	202	-	-	202	33
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	19	-	-	19	18
Other real estate owned	313	-	-	313	28

Total assets	$678	$-	$-	$678	$152

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2015
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$228	$-	$-	$228	$228
SBA	41	-	-	41	15
Real estate:
Commercial real estate	-	-	-	-	-
Construction	7,651	-	-	7,651	13
SFR mortgage	588	-	-	588	20
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	258	-	-	258	101
Other real estate owned	948	-	-	948	162

Total assets	$9,714	$-	$-	$9,714	$539

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2016 and December 31, 2015, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$119,420	$119,420	$-	$-	$119,420
Interest-earning balances due from depository institutions	139,739	-	139,739	-	139,739
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,227,551	-	2,227,551	-	2,227,551
Investment securities held-to-maturity	878,953	-	893,706	-	893,706
Total loans, net of allowance for loan losses	4,234,166	-	-	4,280,285	4,280,285
Swaps	13,201	-	13,201	-	13,201
Liabilities
Deposits:
Noninterest-bearing	$3,657,610	$3,657,610	$-	$-	$3,657,610
Interest-bearing	2,663,385	-	2,663,178	-	2,663,178
Borrowings	577,990	-	577,872	-	577,872
Junior subordinated debentures	25,774	-	-	18,031	18,031
Swaps	13,201	-	13,201	-	13,201

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$106,097	$106,097	$-	$-	$106,097
Interest-earning balances due from depository institutions	32,691	-	32,691	-	32,691
FHLB stock	17,588	-	17,588	-	17,588
Investment securities available-for-sale	2,368,646	-	2,368,646	-	2,368,646
Investment securities held-to-maturity	850,989	-	851,186	1,853	853,039
Total loans, net of allowance for loan losses	3,957,781	-	-	3,971,329	3,971,329
Swaps	9,344	-	9,344	-	9,344
Liabilities
Deposits:
Noninterest-bearing	$3,250,174	$3,250,174	$-	$-	$3,250,174
Interest-bearing	2,667,086	-	2,666,186	-	2,666,186
Borrowings	736,704	-	736,575	-	736,575
Junior subordinated debentures	25,774	-	-	27,210	27,210
Swaps	9,344	-	9,344	-	9,344

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Bank has 42 Business Financial Centers and eight Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and to assess performance. Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity and interest rate risk. Information related to the Company’s remaining operating segments, which include construction lending, dairy & livestock and agribusiness lending, leasing, CitizensTrust, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended September 30, 2016

	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$39,034	$17,439	$8,698	$-	$65,171
Credit for funds provided (1)	9,576	-	14,586	(24,162)	-

Total interest income	48,610	17,439	23,284	(24,162)	65,171

Interest expense	1,750	123	137	-	2,010
Charge for funds used (1)	1,361	17,153	5,648	(24,162)	-

Total interest expense	3,111	17,276	5,785	(24,162)	2,010

Net interest income	45,499	163	17,499	-	63,161
Recapture of provision for loan losses	-	-	(2,000)	-	(2,000)

Net interest income after recapture of provision for loan losses	45,499	163	19,499	-	65,161

Noninterest income	5,182	548	3,453	-	9,183
Noninterest expense	12,423	218	20,365	-	33,006

Segment pre-tax profit	$38,258	$493	$2,587	$-	$41,338

Segment assets as of September 30, 2016	$6,963,530	$3,424,605	$906,344	$(3,249,486)	$8,044,993

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Three Months Ended September 30, 2015

	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$36,998	$18,927	$11,806	$-	$67,731
Credit for funds provided (1)	8,977	-	13,249	(22,226)	-

Total interest income	45,975	18,927	25,055	(22,226)	67,731

Interest expense	1,654	58	102	-	1,814
Charge for funds used (1)	1,088	15,983	5,155	(22,226)	-

Total interest expense	2,742	16,041	5,257	(22,226)	1,814

Net interest income	43,233	2,886	19,798	-	65,917
Recapture of provision for loan losses	-	-	(2,500)	-	(2,500)

Net interest income after recapture of provision for loan losses	43,233	2,886	22,298	-	68,417

Noninterest income	5,276	(22)	3,159	-	8,413
Noninterest expense	12,496	219	20,027	-	32,742

Segment pre-tax profit	$36,013	$2,645	$5,430	$-	$44,088

Segment assets as of September 30, 2015	$6,419,264	$3,505,392	$809,514	$(3,107,708)	$7,626,462

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Nine Months Ended September 30, 2016

	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$114,491	$53,975	$29,220	$-	$197,686
Credit for funds provided (1)	27,093	-	42,271	(69,364)	-

Total interest income	141,584	53,975	71,491	(69,364)	197,686

Interest expense	5,153	510	390	-	6,053
Charge for funds used (1)	4,115	48,131	17,118	(69,364)	-

Total interest expense	9,268	48,641	17,508	(69,364)	6,053

Net interest income	132,316	5,334	53,983	-	191,633
Recapture of provision for loan losses	-	-	(2,000)	-	(2,000)

Net interest income after recapture of provision for loan losses	132,316	5,334	55,983	-	193,633

Noninterest income	15,335	548	11,257	-	27,140
Noninterest expense	37,924	652	63,216	-	101,792
Debt termination expense	-	16	-	-	16

Segment pre-tax profit	$109,727	$5,214	$4,024	$-	$118,965

Segment assets as of September 30, 2016	$6,963,530	$3,424,605	$906,344	$(3,249,486)	$8,044,993

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

	For the Nine Months Ended September 30, 2015

	Centers	Treasury	Other	Eliminations	Total
	(Dollars in thousands)
Interest income, including loan fees	$108,179	$56,792	$31,455	$-	$196,426
Credit for funds provided (1)	25,718	-	38,914	(64,632)	-

Total interest income	133,897	56,792	70,369	(64,632)	196,426

Interest expense	4,945	1,520	277	-	6,742
Charge for funds used (1)	3,207	46,230	15,195	(64,632)	-

Total interest expense	8,152	47,750	15,472	(64,632)	6,742

Net interest income	125,745	9,042	54,897	-	189,684
Recapture of provision for loan losses	-	-	(4,500)	-	(4,500)

Net interest income after recapture of provision for loan losses	125,745	9,042	59,397	-	194,184

Noninterest income	15,662	(22)	9,129	-	24,769
Noninterest expense	36,604	643	57,630	-	94,877
Debt termination expense	-	13,870	-	-	13,870

Segment pre-tax profit (loss)	$104,803	$(5,493)	$10,896	$-	$110,206

Segment assets as of September 30, 2015	$6,419,264	$3,505,392	$809,514	$(3,107,708)	$7,626,462

(1)	Credit for funds provided and charges for funds used are eliminated in the condensed consolidated presentation.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2016, the Bank has entered into 80 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2016 and December 31, 2015, the total notional amount of the Company’s swaps was $199.1 million, and $189.0 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	September 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$13,201	Other liabilities	$13,201

Total derivatives		$13,201		$13,201

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,344	Other liabilities	$9,344

Total derivatives		$9,344		$9,344

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2016	2015	2016	2015
		(Dollars in thousands)
Interest rate swaps	Other income	$136	$-	$521	$199

Total		$136	$-	$521	$199

12.	OTHER COMPREHENSIVE INCOME

The tables below provide a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended September 30,
	2016			2015
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(4,006)	$(1,683)	$(2,323)	$12,318	$5,175	$7,143
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	-	-	-	6,690	2,808	3,882
Amortization of unrealized (gains)/losses on securities transferred from available-for-sale to held-to-maturity	297	125	172	(334)	(140)	(194)
Net realized (gain)/loss reclassified into earnings	(548)	(230)	(318)	22	9	13

Net change	$(4,257)	$(1,788)	$(2,469)	$18,696	$7,852	$10,844

	For the Nine Months Ended September 30,
	2016			2015
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$31,617	$13,279	$18,338	$(382)	$(159)	$(223)
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	-	-	-	6,690	2,808	3,882
Amortization of unrealized (gains)/losses on securities transferred from available-for-sale to held-to-maturity	(563)	(237)	(326)	(334)	(140)	(194)
Net realized (gain)/loss reclassified into earnings	(548)	(230)	(318)	22	9	13

Net change	$30,506	$12,812	$17,694	$5,996	$2,518	$3,478

13.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in	Gross Amounts offset in the	Net Amounts of Assets Presented	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
	the Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Pledged
	(Dollars in thousands)
September 30, 2016
Financial assets:
Derivatives not designated as hedging instruments	$13,201	$-	$-	$13,201	$-	$13,201

Total	$13,201	$-	$-	$13,201	$-	$13,201

Financial liabilities:
Derivatives not designated as hedging instruments	$13,201	$-	$13,201	$-	$(16,584)	$(3,383)
Repurchase agreements	577,990	-	577,990	-	(615,755)	(37,765)

Total	$591,191	$-	$591,191	$-	$(632,339)	$(41,148)

December 31, 2015
Financial assets:
Derivatives not designated as hedging instruments	$9,344	$-	$-	$9,344	$-	$9,344

Total	$9,344	$-	$-	$9,344	$-	$9,344

Financial liabilities:
Derivatives not designated as hedging instruments	$9,348	$(4)	$9,344	$4	$(16,572)	$(7,224)
Repurchase agreements	690,704	-	690,704	-	(721,102)	(30,398)

Total	$700,052	$(4)	$700,048	$4	$(737,674)	$(37,622)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

For the third quarter of 2016, we reported net earnings of $25.4 million, compared with $25.5 million for the second quarter of 2016 and $27.9 million for the third quarter of 2015. This represented an increase of $66,000 over the prior quarter and a decrease of $2.4 million from the third quarter of 2015. Diluted earnings per share were $0.23 per share for the third quarter of 2016, compared to $0.23 in the prior quarter and $0.26 for the same period last year. The third quarter of 2016 included $2.0 million in loan loss provision recapture and a $548,000 gain on the sale of investment securities in the third quarter of 2016. The second quarter of 2016 included the recognition of $2.6 million in nonaccrued income as a result of the payoff of three TDR loans. The third quarter of 2015 also included the recognition of $2.8 million in nonaccrued interest income as a result of the payoff of one nonperforming loan.

At September 30, 2016, total assets of $8.04 billion increased $373.8 million, or 4.87%, from total assets of $7.67 billion at December 31, 2015. Interest-earning assets of $7.64 billion at September 30, 2016 increased $352.1 million, or 4.83%, when compared with $7.29 billion at December 31, 2015. The increase in interest-earning assets was primarily due to a $278.2 million increase in total loans, a $136.4 million increase in total interest-earning balances due from the Federal Reserve, and a $50.5 million increase in interest-earning balances due from depository institutions. This was partially offset by a $113.1 million decrease in total investment securities. At September 30, 2016, available-for-sale (“AFS”) investment securities totaled $2.23 billion, inclusive of a pre-tax unrealized gain of $62.0 million, compared to $2.37 billion inclusive of a pre-tax unrealized gain of $30.9 million at December 31, 2015.

At September 30, 2016, held-to-maturity (“HTM”) investment securities totaled $879.0 million. The after-tax unrealized gain reported in AOCI on HTM investment securities was $2.6 million at September 30, 2016, compared to $3.0 million at December 31, 2015. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the HTM category from the AFS category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in accumulated other comprehensive income (“AOCI”) and amortized over the remaining life of the securities as a yield adjustment.

Total loans and leases, net of deferred fees and discounts, were $4.30 billion at September 30, 2016, compared to $4.02 billion at December 31, 2015 and $3.82 billion at September 30, 2015. Total loans and leases, net of deferred fees and discounts increased $278.2 million, or 6.93%, from December 31, 2015. The increase in total loans included $158.7 million of loans acquired from County Commerce Bank (“CCB”). The $278.2 million increase in total loans was principally due to increases of approximately $256.9 million in commercial real estate loans, $55.2 million in commercial and industrial loans, $22.1 million in construction loans, $7.7 million in single-family residential (“SFR”) mortgage loans, and $10.9 million in consumer loans. Dairy & livestock and agribusiness loans decreased by $67.2 million, primarily due to seasonal paydowns. Total loans and leases, net of deferred fees and discounts increased $473.0 million, or 12.38%, from September 30, 2015. The growth in total loans from September 30, 2015 included increases of $325.2 million in commercial real estate loans, $75.0 million in commercial and industrial loans, $33.1 million in construction loans, $26.6 million in Dairy & livestock and agribusiness loans, $19.8 million in SFR mortgage loans, and $9.4 million in consumer loans. Small Business Administration (“SBA”) loans decreased by $12.2 million.

Noninterest-bearing deposits were $3.66 billion at September 30, 2016, an increase of $407.4 million, or 12.54%, compared to $3.25 billion at December 31, 2015 and an increase of $352.6 million or 10.67%, when compared to September 30, 2015. At September 30, 2016, noninterest-bearing deposits were 57.86% of total deposits, compared to 54.93% at December 31, 2015 and 55.46% at September 30, 2015.

Our average cost of total deposits was 0.09% for the quarter ended September 30, 2016, compared to 0.09% for the same period last year. Our cost of total deposits including customer repurchase agreements was 0.10% for the quarter ended September 30, 2016, compared to 0.10% for the same period last year.

At September 30, 2016, we had no short-term borrowings, compared to $46.0 million at December 31, 2015 and zero at September 30, 2015.

At September 30, 2016, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2015 and September 30, 2015. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $61.0 million at September 30, 2016, compared to $60.9 million at June 30, 2016 and $59.2 million at December 31, 2015. The allowance for loan losses was reduced by $2.0 million for the third quarter of 2016, offset by net recoveries of $2.1 million. The allowance for loan losses was 1.42%, 1.44%, 1.47%, and 1.55% of total loans and leases outstanding, at September 30, 2016, June 30, 2016, December 31, 2015, and September 30, 2015, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of September 30, 2016, the Company’s Tier 1 leverage capital ratio totaled 11.06%, our common equity Tier 1 ratio totaled 16.58%, our Tier 1 risk-based capital ratio totaled 17.05%, and our total risk-based capital ratio totaled 18.30%. Refer to our Analysis of Financial Condition – Capital Resources for further discussion on regulatory capital ratios.

On September 22, 2016, we announced that we entered into a merger agreement with Valley Commerce Bancorp (“VCBP”), pursuant to which its subsidiary, Valley Business Bank will merge into Citizens Business Bank. Valley Business Bank has four branch locations and total assets of approximately $416 million. This acquisition is a strategic fit as VCBP is a well-regarded 20 year institution that strengthens our geographic footprint in the Central Valley area of California. We expect to close in the first quarter of 2017, subject to regulatory and Valley Commerce Bancorp shareholders’ approvals.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		Variance
	September 30,	June 30,
	2016	2016	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$63,161	$65,956	$(2,795)	-4.24%
Recapture of provision for loan losses	2,000	-	2,000	-
Noninterest income	9,183	9,274	(91)	-0.98%
Noninterest expense	33,006	34,438	(1,432)	-4.16%
Income taxes	15,890	15,278	612	4.01%

Net earnings	$25,448	$25,514	$(66)	-0.26%

Earnings per common share:
Basic	$0.23	$0.23	$-
Diluted	$0.23	$0.23	$-
Return on average assets	1.23%	1.28%	-0.06%
Return on average shareholders’ equity	10.05%	10.39%	-0.34%
Efficiency ratio	45.62%	45.78%	-0.16%
Noninterest expense to average assets	1.59%	1.73%	-0.14%

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,			Variance
	2016	2015	$	%	2016	2015		$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$63,161	$65,917	$(2,756)	-4.18%	$191,633	$189,684		$1,949	1.03%
Recapture of provision for loan losses	2,000	2,500	(500)	-20.00%	2,000	4,500		(2,500)	-55.56%
Noninterest income	9,183	8,413	770	9.15%	27,140	24,769		2,371	9.57%
Noninterest expense	33,006	32,742	264	0.81%	101,808	108,747	(1)	(6,939)	-6.38%
Income taxes	15,890	16,202	(312)	-1.93%	44,612	39,674		4,938	12.45%

Net earnings	$25,448	$27,886	$(2,438)	-8.74%	$74,353	$70,532		$3,821	5.42%

Earnings per common share:
Basic	$0.23	$0.26	$(0.03)		$0.69	$0.66		$0.03
Diluted	$0.23	$0.26	$(0.03)		$0.69	$0.66		$0.03
Return on average assets	1.23%	1.45%	-0.22%		1.24%	1.25%	(1)	-0.01%
Return on average shareholders’ equity	10.05%	12.11%	-2.06%		10.14%	10.42%	(1)	-0.28%
Efficiency ratio	45.62%	44.05%	1.57%		46.54%	50.71%	(1)	-4.17%
Noninterest expense to average assets	1.59%	1.71%	-0.12%		1.70%	1.93%	(1)	-0.23%

(1) Includes $13.9 million debt termination expense.

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the nine months ended September 30, 2016 and 2015 included a debt termination expense of $16,000 and $13.9 million, respectively. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(Dollars in thousands)
Net interest income	$63,161	$65,917	$191,633	$189,684
Noninterest income	9,183	8,413	27,140	24,769

Noninterest expense	33,006	32,742	101,808	108,747
Less: debt termination expense	-	-	(16)	(13,870)

Adjusted noninterest expense	$33,006	$32,742	$101,792	$94,877

Efficiency ratio	45.62%	44.05%	46.54%	50.71%
Adjusted efficiency ratio	45.62%	44.05%	46.53%	44.24%

Adjusted noninterest expense	$33,006	$32,742	$101,792	$94,877
Average assets	$8,256,554	$7,615,597	$7,999,794	$7,518,170
Adjusted noninterest expense to average assets (1)	1.59%	1.71%	1.70%	1.69%

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

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,128,181	$10,546	2.03%	$2,235,875	$11,840	2.10%
Tax-advantaged	111,259	879	4.69%	320,589	2,894	4.98%
Held-to-maturity securities:
Taxable	452,897	2,349	2.07%	353,478	1,688	1.87%
Tax-advantaged	294,916	2,438	4.46%	209,542	1,748	4.50%
Investment in FHLB stock	17,688	403	8.92%	17,588	509	11.32%
Interest-earning deposits with other institutions	562,754	802	0.57%	295,272	230	0.31%
Loans (2)	4,250,489	47,211	4.41%	3,792,327	47,824	5.00%
Yield adjustment to interest income from discount accretion on PCI loans	(2,264)	543		(5,467)	998

Total interest-earning assets	7,815,920	65,171	3.40%	7,219,204	67,731	3.82%
Total noninterest-earning assets	440,634			396,393

Total assets	$8,256,554			$7,615,597

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,260,687	1,139	0.20%	$2,002,884	962	0.19%
Time deposits	544,180	386	0.28%	724,888	371	0.20%

Total interest-bearing deposits	2,804,867	1,525	0.22%	2,727,772	1,333	0.19%
FHLB advances, other borrowings, and customer repurchase agreements	608,313	485	0.32%	665,436	481	0.29%

Interest-bearing liabilities	3,413,180	2,010	0.23%	3,393,208	1,814	0.21%

Noninterest-bearing deposits	3,715,018			3,225,175
Other liabilities	121,338			83,843
Stockholders’ equity	1,007,018			913,371

Total liabilities and stockholders’ equity	$8,256,554			$7,615,597

Net interest income		$63,161			$65,917

Net interest income excluding discount on PCI loans		$62,618			$64,919

Net interest spread - tax equivalent			3.17%			3.61%
Net interest spread - tax equivalent excluding PCI discount			3.14%			3.55%
Net interest margin			3.24%			3.66%
Net interest margin - tax equivalent			3.30%			3.72%
Net interest margin - tax equivalent excluding PCI discount			3.27%			3.67%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.21% and 2.31% for the three months ended September 30, 2016 and 2015, respectively.
(2)	Includes loan fees of $917 and $1,192 for the three months ended September 30, 2016 and 2015, respectively. Prepayment penalty fees of $766 and $1,913 are included in interest income for the three months ended September 30, 2016 and 2015, respectively.
(3)	Includes interest-bearing demand and money market accounts.

	For the Nine Months Ended September 30,
	2016			2015
	Average		Yield/	Average			Yield/
	Balance	Interest	Rate	Balance	Interest		Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,118,862	$32,754	2.08%	$2,406,823	$37,548		2.08%
Tax-advantaged	135,688	3,488	4.96%	472,994	12,623		4.88%
Held-to-maturity securities:
Taxable	466,591	7,184	2.05%	120,081	1,762		1.94%
Tax-advantaged	303,388	7,694	4.56%	70,615	1,748		4.45%
Investment in FHLB stock	17,935	1,210	8.86%	21,477	2,392	(4)	14.69%
Interest-earning deposits with other institutions	364,186	1,575	0.58%	289,943	667		0.31%
Loans (2)	4,158,704	141,669	4.54%	3,756,846	136,676		4.86%
Yield adjustment to interest income from discount accretion on PCI loans	(2,987)	2,112		(6,330)	3,010

Total interest-earning assets	7,562,367	197,686	3.57%	7,132,449	196,426		3.78%
Total noninterest-earning assets	437,427			385,721

Total assets	$7,999,794			$7,518,170

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,159,344	3,207	0.20%	$2,001,993	2,892		0.19%
Time deposits	650,087	1,337	0.27%	741,877	1,041		0.19%

Total interest-bearing deposits	2,809,431	4,544	0.22%	2,743,870	3,933		0.19%
FHLB advances, other borrowings, and customer repurchase agreements	644,283	1,509	0.31%	686,352	2,809		0.55%

Interest-bearing liabilities	3,453,714	6,053	0.23%	3,430,222	6,742		0.26%

Noninterest-bearing deposits	3,480,739			3,106,307
Other liabilities	85,739			76,687
Stockholders’ equity	979,602			904,954

Total liabilities and stockholders’ equity	$7,999,794			$7,518,170

Net interest income		$191,633			$189,684

Net interest income excluding discount on PCI loans		$189,521			$186,674

Net interest spread - tax equivalent			3.34%				3.52%
Net interest spread - tax equivalent excluding PCI discount			3.30%				3.46%
Net interest margin			3.39%				3.57%
Net interest margin - tax equivalent			3.46%				3.65%
Net interest margin - tax equivalent excluding PCI discount			3.42%				3.60%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.27% and 2.33% for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Includes loan fees of $2,929 and $2,908 for the nine months ended September 30, 2016 and 2015, respectively. Prepayment penalty fees of $2,740 and $4,374 are included in interest income for the nine months ended September 30, 2016 and 2015, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $923,000.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended September 30, 2016 and 2015 include a yield adjustment of $543,000 and $1.0 million, respectively. Net interest income for the nine months ended September 30, 2016 and 2015 include a yield adjustment of $2.1 million and $3.0 million, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	Three Months Ended September 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$7,815,920	$66,420	3.40%	$7,219,204	$69,429	3.82%
Discount on acquired PCI loans	2,264	(543)		5,467	(998)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,818,184	$65,877	3.38%	$7,224,671	$68,431	3.77%

Net interest income and net interest margin (TE)		$64,410	3.30%		$67,615	3.72%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(543)			(998)

Net interest income and net interest margin (TE), excluding yield adjustment		$63,867	3.27%		$66,617	3.67%

	Nine Months Ended September 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in thousands)
Total interest-earning assets (TE)	$7,562,367	$201,849	3.57%	$7,132,449	$201,707	3.78%
Discount on acquired PCI loans	2,987	(2,112)		6,330	(3,010)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,565,354	$199,737	3.53%	$7,138,779	$198,697	3.72%

Net interest income and net interest margin (TE)		$195,796	3.46%		$194,965	3.65%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(2,112)			(3,010)

Net interest income and net interest margin (TE), excluding yield adjustment		$193,684	3.42%		$191,955	3.60%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended September 30, 2016 Compared to 2015 Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(866)	$(456)	$28	$(1,294)
Tax-advantaged investment securities	(1,957)	(171)	113	(2,015)
Held-to-maturity securities:
Taxable investment securities	445	169	47	661
Tax-advantaged investment securities	710	(14)	(6)	690
Investment in FHLB stock	3	(108)	(1)	(106)
Interest-earning deposits with other institutions	209	190	173	572
Loans	5,785	(5,708)	(690)	(613)
Yield adjustment from discount accretion on PCI loans	(587)	318	(186)	(455)

Total interest income	3,742	(5,780)	(522)	(2,560)

Interest expense:
Savings deposits	124	47	6	177
Time deposits	(87)	136	(34)	15
FHLB advances, other borrowings, and customer repurchase agreements	(41)	49	(4)	4

Total interest expense	(4)	232	(32)	196

Net interest income	$3,746	$(6,012)	$(490)	$(2,756)

	Comparision of Nine Months Ended September 30, 2016 Compared to 2015 Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(4,861)	$76	$(9)	$(4,794)
Tax-advantaged investment securities	(9,194)	208	(149)	(9,135)
Held-to-maturity securities:
Taxable investment securities	5,030	101	291	5,422
Tax-advantaged investment securities	5,758	44	144	5,946
Investment in FHLB stock	(393)	(945)	156	(1,182)
Interest-earning deposits with other institutions	171	587	150	908
Loans	16,234	(10,155)	(1,086)	4,993
Yield adjustment from discount accretion on PCI loans	(1,576)	1,437	(759)	(898)

Total interest income	11,169	(8,647)	(1,262)	1,260

Interest expense:
Savings deposits	237	73	5	315
Time deposits	(131)	487	(60)	296
FHLB advances, other borrowings, and customer repurchase agreements	(171)	(1,203)	74	(1,300)

Total interest expense	(65)	(643)	19	(689)

Net interest income	$11,234	$(8,004)	$(1,281)	$1,949

Net interest income, before recapture of provision for loan losses, of $63.2 million for the third quarter of 2016 decreased $2.8 million, or 4.18%, compared to $65.9 million for the third quarter of 2015. Average interest-earning assets of $7.82 billion grew by $596.7 million, or 8.27%, from $7.22 billion for the third quarter of 2015. Our net interest margin (TE) was 3.30% for the third quarter of 2016, compared to 3.72% for the third quarter of 2015.

Interest income for the quarter ended September 30, 2016 was $65.2 million, which represented a $2.6 million, or 3.78%, decrease when compared to the same period of 2015. Interest income and fees on loans for the third quarter of 2016 totaled $47.8 million which represented a $1.1 million, or 2.19%, decrease when compared to the third quarter of 2015. The low interest rate environment and competitive pricing pressures continued to impact both loan retention and loan yields during the third quarter of 2016. Our average yield on loans (excluding discount on PCI loans) was 4.41% for the current quarter, compared to 5.00% for the third quarter of 2015. The third quarter of 2015 was positively impacted by $2.8 million in nonaccrued interest income as a result of the payoff of one nonperforming commercial real estate loan. When this recapture is excluded, the third quarter 2016 loan yield declined by 30 basis points from 4.71% to 4.41%. Further impacting loan yields between periods, was a decline in prepayment penalty income of $1.1 million from the third quarter of 2015 to $766,000 for the quarter ended September 30, 2016. The impact of loan repricing and lower prepayment penalties combined for about a 27 basis point decline in loan yields and an approximate 16 basis point decline in the net interest margin.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at September 30, 2016 and 2015. As of September 30, 2016 and 2015, we had $8.7 million and $23.6 million of nonaccrual loans (excluding PCI loans), respectively.

Interest income from total investments was $16.2 million for the third quarter of 2016, a decrease of $2.0 million, or 10.78%, from $18.2 million for the third quarter of 2015. This decrease was the result of both a $132.2 million decline in average investment securities and a 10 basis point decline in the average non-TE yield on securities.

Interest expense of $2.0 million for the third quarter of 2016, increased $196,000, or 10.80%, compared to $1.8 million for the third quarter of 2015. The average rate paid on interest-bearing liabilities increased two basis points, to 0.23% for the third quarter of 2016, from 0.21% for the third quarter of 2015. Average interest-bearing liabilities were $20.0 million higher during the third quarter of 2016, compared to the third quarter of 2015.

Net interest income, before recapture of provision for loan losses, was $191.6 million for the nine months ended September 30, 2016, an increase of $1.9 million, or 1.03%, compared to $189.7 million for the same period of 2015. Interest-earning assets grew on average by $429.9 million, or 6.03%, from $7.13 billion for the nine months ended September 30, 2015 to $7.56 billion for the current year. Our net interest margin (TE) was 3.46% during the first nine months of 2016, compared to 3.65% for the same period of 2015.

Interest income for the nine months ended September 30, 2016 was $197.7 million, which represented a $1.3 million, or 0.64%, increase when compared to the same period of 2015. Interest income and fees on loans for the first nine months of 2016 totaled $143.8 million, which represented a $4.1 million, or 2.93%, increase when compared to the same period of 2015. This increase was primarily due to a $401.9 million increase in average loans for the first nine months of 2016 when compared with the same period of 2015, offset by a 33 basis point decline in the average yield on loans (excluding discount on PCI loans) for the same period of 2015.

During the first nine months of 2016, there were three TDR loans that were paid in full resulting in a $2.6 million increase in interest income, or an 8 basis point increase in the loan yield. This compares to nonperforming loans paid in full resulting in a $4.1 million increase in interest income, or a 15 basis point increase in loan yield for the same period of 2015. When the impact of the recaptured interest is excluded, the net interest margin (TE) declined from 3.58% for the nine months ended September 30, 2016 to 3.41% for the nine months ended September 30, 2015. Prepayment penalties declined by $1.6 million from the same period of 2015 to $2.7 million for the nine months ended September 30, 2016. The impact of loan repricing and lower prepayment penalties combined for about a 25 basis point decline in loan yields and an approximate 13 basis point decline in the net interest margin.

Interest income from investment securities was $51.1 million for the nine months ended September 30, 2016, a $2.6 million decrease from $53.7 million for the first nine months of 2015. This decrease was the result of a six basis point decline` in the average non-TE yield on securities for the first nine months of 2016, compared to the same period of 2015. Dividend income from FHLB stock for the first nine months of 2016 declined by $1.2 million from the same period of 2015, as the prior year included a special dividend of $923,000 paid by the FHLB.

Interest expense of $6.1 million for the nine months ended September 30, 2016, decreased by $689,000 from the same period of 2015. Interest expense from FHLB advances and other borrowings declined by $1.3 million as a result of the repayment of a $200.0 million FHLB fixed rate debt during the first quarter of 2015.

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

The allowance for loan losses totaled $61.0 million at September 30, 2016, compared to $60.9 million at June 30, 2016 and $59.2 million at December 31, 2015. The allowance for loan losses was reduced by $2.0 million for the third quarter of 2016, offset by net recoveries of $2.1 million. We recorded a $2.0 million loan loss provision recapture for the third quarter of 2016, compared to $2.5 million for the same period of 2015. We believe the allowance is appropriate at September 30, 2016. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of September 30, 2016 and December 31, 2015 was 1.42% and 1.47%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $3.8 million for the nine months ended September 30, 2016, compared to $3.8 million for the same period of 2015. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed discussion about the FDIC loss sharing asset/liability. For the nine months ended September 30, 2016 and 2015, there were zero and approximately $92,000 in net charge-offs, respectively, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,817	$3,930	$(113)	-2.88%	$11,386	$11,843	$(457)	-3.86%
Trust and investment services	2,328	2,275	53	2.33%	7,039	6,607	432	6.54%
Bankcard services	827	805	22	2.73%	2,166	2,380	(214)	-8.99%
BOLI income	706	491	215	43.79%	2,005	1,948	57	2.93%
Gain (loss) on sale of investment securities, net	548	(22)	570	-2590.91%	548	(22)	570	-2590.91%
Change in FDIC loss sharing, net	-	-	-	-	(5)	(803)	798	99.38%
Gain on OREO, net	17	158	(141)	-89.24%	35	414	(379)	-91.55%
Gain on sale of loans	-	-	-	-	1,101	-	1,101	-
Other	940	754	186	24.67%	2,865	2,402	463	19.28%

Total noninterest income	$9,183	$8,391	$792	9.44%	$27,140	$24,769	$2,371	9.57%

Third Quarter of 2016 Compared to the Third Quarter of 2015

Noninterest income of $9.2 million for the third quarter of 2016 increased $770,000, or 9.15%, over noninterest income of $8.4 million for the third quarter of 2015. The increase was primarily due to a $548,000 gain on the sale of investment securities in the third quarter of 2016, an increase of $215,000 in BOLI income and an increase of $136,000 in swap fee income. This was partially offset by a decrease of $113,000 in service charges on deposit accounts.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2016, CitizensTrust had approximately $2.65 billion in assets under management and administration, including $2.06 billion in assets under management. CitizensTrust generated fees of $2.3 million for the third quarter of 2016, an increase of $53,000 compared to the third quarter of 2015.

The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $706,000 for the third quarter of 2016 increased $215,000, or 43.79%, from $491,000 for the third quarter of 2015.

Nine Months of 2016 Compared to the Nine Months of 2015

The $2.4 million increase in noninterest income for the nine months ended September 30, 2016 was primarily due to a $1.1 million net gain on sale of loans in the first quarter of 2016, a $272,000 net gain on the sale of our Porterville branch during the second quarter of 2016, and a $548,000 gain on the sale of investment securities in the third quarter of 2016. These gains were offset by $379,000 in lower gain on sale of OREO during the nine months ended September 30, 2016 compared to the same period of 2015. In addition, during the first nine months of 2015, there was a negative impact on noninterest income of $803,000 resulting from the FDIC loss sharing agreement. Other income also included a $322,000 increase in swap fee income when compared to $199,000 for the nine months ended September 30, 2015. This was partially offset by a decrease of $457,000 in service charges on deposit accounts.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$20,464	$20,395	$69	0.34%	$63,275	$59,338	$3,937	6.63%
Occupancy	3,187	2,899	288	9.93%	9,192	8,379	813	9.70%
Equipment	915	954	(39)	-4.09%	2,748	2,839	(91)	-3.21%
Professional services	1,517	1,937	(420)	-21.68%	4,071	4,617	(546)	-11.83%
Software licenses and maintenance	947	901	46	5.11%	2,921	2,924	(3)	-0.10%
Stationery and supplies	251	273	(22)	-8.06%	866	959	(93)	-9.70%
Telecommunications expense	532	409	123	30.07%	1,604	1,228	376	30.62%
Marketing and promotion	1,199	1,297	(98)	-7.56%	3,818	3,825	(7)	-0.18%
Third party data processing	508	569	(61)	-10.72%	1,482	1,490	(8)	-0.54%
Amortization of intangible assets	292	220	72	32.73%	823	727	96	13.20%
Debt termination expense	-	-	-	-	16	13,870	(13,854)	-99.88%
Regulatory assessments	1,093	1,032	61	5.91%	3,343	3,112	231	7.42%
Insurance	417	449	(32)	-7.13%	1,256	1,356	(100)	-7.37%
Loan expense	212	192	20	10.42%	779	611	168	27.50%
OREO expense	15	28	(13)	-46.43%	443	363	80	22.04%
Recapture of provision for unfunded loan commitments	-	-	-	-	-	(500)	500	100.00%
Acquisition related expenses	353	75	278	370.67%	1,557	75	1,482	1976.00%
Other	1,104	1,112	(8)	-0.72%	3,614	3,534	80	2.26%

Total noninterest expense	$33,006	$32,742	$264	0.81%	$101,808	$108,747	$(6,939)	-6.38%

Noninterest expense to average assets, excluding debt termination expense	1.59%	1.71%			1.70%	1.69%
Efficiency ratio, excluding debt termination expense (1)	45.62%	44.05%			46.53%	44.24%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Third Quarter of 2016 Compared to the Third Quarter of 2015

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of debt termination expense, noninterest expense measured as a percentage of average assets was 1.59% for the third quarter of 2016, compared to 1.71% for the third quarter of 2015.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the third quarter of 2016, the efficiency ratio was 45.62%, compared to 44.05% for the third quarter of 2015.

Noninterest expense for the third quarter of 2016 increased $264.000, compared to the third quarter of 2015. The $264,000 increase was primarily the result of increased occupancy expense of $288,000 and increased merger related costs for both the VCBP and CCB acquisitions of $278,000, partially offset by a $420,000 decrease in professional services expense.

Nine Months of 2016 Compared to the Nine Months of 2015

Noninterest expense for the nine months ended September 30, 2016 decreased $6.9 million, compared to the same period of 2015, as $13.9 million in debt termination expense was incurred in the first nine months of 2015. Excluding the impact of debt termination expense, noninterest expense of $101.8 million increased $6.9 million, or 7.29%, year-over-year. This increase was primarily due to a $3.9 million increase in salaries and employee benefits, principally due to $2.8 million in additional compensation related expenses resulting from the acquisition of CCB, the opening of our Santa Barbara commercial banking center in January 2016, and other strategic new hires. Year-over-year increases also included $608,000 in health care costs and payroll taxes, primarily due to growth in personnel. Occupancy expense increased by $813,000 for the first nine months of 2016 compared to the same period of 2015, as the CCB acquisition added four branches to our office locations. We converted the CCB core operating system into the

Company’s application infrastructure in the second quarter of 2016. Acquisition expenses for the first nine months of 2016 of $1.6 million were primarily in connection with the CCB acquisition for 2016. As a percentage of average assets, noninterest expense was 1.70% for the nine months ended September 30, 2016, compared to 1.69%, excluding debt termination expense, for the nine months ended September 30, 2015.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 38.44% and 37.50%, respectively, compared to 36.75% and 36.00%, respectively, for the three and nine months ended September 30, 2015. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits. The increase in the effective tax rate is a result of increases in taxable income and a relative decline in tax-advantaged income.

The effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment. There are no provisions for loan losses or taxes included in the segments as these are accounted for at the corporate level. Refer to Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 10—Business Segments of the unaudited condensed consolidated financial statements.

Key measures we use to evaluate the segments’ performance are included in the following table for the three and nine months ended September 30, 2016 and 2015. These tables also provide additional segment measures useful to understanding the performance of these segments. Certain amounts in the prior periods’ presentation of segments’ performance have been reclassified between segments to conform to the current year presentation with no impact on previously reported consolidated net income.

Business Financial and Commercial Banking Centers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Key Measures:		(Dollars in thousands)
Statement of Operations
Interest income (1)	$48,610	$45,975	$141,584	$133,897
Interest expense (1)	3,111	2,742	9,268	8,152

Net interest income	45,499	43,233	132,316	125,745

Noninterest income	5,182	5,276	15,335	15,662
Noninterest expense	12,423	12,496	37,924	36,604

Segment pre-tax profit	$38,258	$36,013	$109,727	$104,803

Balance Sheet
Average loans	$3,457,939	$3,013,815	$3,341,301	$2,985,889
Average interest-bearing deposits and customer repurchase agreements	$3,245,407	$3,083,278	$3,190,330	$3,081,918
Yield on loans (2)	4.48%	4.87%	4.56%	4.84%
Rate paid on interest-bearing deposits and customer repurchases	0.21%	0.21%	0.22%	0.21%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.
(2)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the third quarter of 2016, the Centers’ segment pre-tax profit increased by $2.2 million, or 6.23%, primarily due to a $2.6 million, or 5.73%, increase in interest income, compared to the third quarter of 2015. The $2.3 million increase in interest income for the third quarter of 2016 was principally due to a $444.1 million increase in average loans, partially offset by a 39 basis point drop in the loan yield to 4.48% for the third quarter of 2016, compared to 4.87% for the third quarter of 2015. The year-over year increase in interest income was offset by a $369,000 increase in interest expense, compared to the third quarter of 2015.

Treasury

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
		(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$17,439	$18,927	$53,975	$56,792
Interest expense (1)	17,276	16,041	48,641	47,750

Net interest income	163	2,886	5,334	9,042

Noninterest income	548	(22)	548	(22)
Noninterest expense	218	219	652	643
Debt termination expense	-	-	16	13,870

Segment pre-tax profit (loss)	$493	$2,645	$5,214	$(5,493)

Balance Sheet
Average investments	$2,987,253	$3,119,484	$3,024,529	$3,070,513
Average interest-bearing deposits	$142,114	$280,001	$233,156	$279,891
Average borrowings	$-	$-	$3,486	$39,661
Yield on investments -TE	2.38%	2.53%	2.46%	2.56%
Non-TE yield	2.21%	2.31%	2.27%	2.33%
Average cost of borrowings	0.00%	0.00%	1.80%	4.72%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

For the third quarter of 2016, the Company’s Treasury department reported a pre-tax profit of $493,000, compared to a pre-tax profit of $2.6 million for the third quarter of 2015. Interest income decreased $1.5 million as a result of a $132.2 million decrease in average investments and a 10 basis point drop in the non-tax equivalent yield on investments.

Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
		(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$23,284	$25,055	$71,491	$70,369
Interest expense (1)	5,785	5,257	17,508	15,472

Net interest income	17,499	19,798	53,983	54,897

Recapture of provision for loan losses	(2,000)	(2,500)	(2,000)	(4,500)
Noninterest income	3,453	3,159	11,257	9,129
Noninterest expense	20,365	20,027	63,216	57,630

Segment pre-tax profit	$2,587	$5,430	$4,024	$10,896

Balance Sheet
Average loans	$790,286	$773,045	$814,416	$764,627
Yield on loans	4.38%	6.07%	4.79%	5.51%

(1)	Interest income and interest expense include credit for funds provided and charges for funds used, respectively. These are eliminated in the condensed consolidated presentation.

The Company’s administration and other operating departments reported pre-tax profit of $2.6 million for the third quarter of 2016, a decrease of $2.8 million from a $5.4 million pre-tax profit for the third quarter of 2015. The decrease in pre-tax profit was principally due to a $1.8 million decrease in interest income. The third quarter of 2015 included $2.8 million in nonaccrued interest income as a result of the payoff of one nonperforming commercial real estate loan. The third quarter of 2016 also included a loan loss provision recapture of $2.0 million, compared to $2.5 million for the third quarter of 2015. Noninterest expense increased $338,000 primarily due to higher health care costs. Noninterest income included a $215,000 increase in BOLI income.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.04 billion at September 30, 2016. This represented an increase of $373.8 million, or 4.87%, from total assets of $7.67 billion at December 31, 2015. Interest-earning assets of $7.64 billion at September 30, 2016 increased $352.1 million, or 4.83%, when compared with interest-earning assets of $7.29 billion at December 31, 2015. The increase in interest-earning assets was primarily due to a $278.2 million increase in total loans, a $136.4 million increase in total interest-earning balances due from the Federal Reserve and federal funds sold, and a $50.5 million increase in interest-earning balances due from depository institutions. This was partially offset by a $113.1 million decrease in total investment securities. Total liabilities were $7.04 billion at September 30, 2016, an increase of $293.9 million, or 4.36%, from total liabilities of $6.75 billion at December 31, 2015. Total equity increased $79.9 million, or 8.65%, to $1.01 billion at September 30, 2016, compared to total equity of $923.4 million at December 31, 2015.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2016, we reported total investment securities of $3.11 billion. This represented a decrease of $113.1 million, or 3.51%, from total investment securities of $3.22 billion at December 31, 2015. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the HTM category from the AFS category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At September 30, 2016, investment securities HTM totaled $879.0 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $2.6 million at September 30, 2016. At September 30, 2016, our investment securities AFS totaled $2.23 billion, inclusive of a pre-tax unrealized gain of $62.0 million. The after-tax unrealized gain reported in AOCI on AFS investment securities was $36.0 million.

As of September 30, 2016, the Company had a pre-tax net unrealized holding gain on total investment securities of $64.6 million, compared to a pre-tax net unrealized holding gain of $33.0 million at December 31, 2015. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the nine months ended September 30, 2016 and 2015, repayments/maturities of investment securities totaled $638.5 million and $419.0 million, respectively. The Company purchased additional investment securities totaling $470.0 million and $431.7 million for the nine months ended September 30, 2016 and 2015, respectively. We sold two investments securities with a recognized gain of $548,000 during the third quarter of 2016. This compares to one investment security sold during the first nine months of 2015 with a recognized loss of approximately $22,000.

The tables below set forth investment securities AFS and HTM for the periods presented.

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$3,750	$7	$-	$3,757	0.17%
Residential mortgage-backed securities	1,684,735	52,941	-	1,737,676	78.01%
CMO/REMIC - residential	376,529	6,679	(112)	383,096	17.20%
Municipal bonds	95,537	1,998	(1)	97,534	4.38%
Other securities	5,000	488	-	5,488	0.24%

Total available-for-sale securities	$2,165,551	$62,113	$(113)	$2,227,551	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$181,840	$5,038	$(25)	$186,853	20.69%
Residential mortgage-backed securities	204,791	5,811	-	210,602	23.30%
CMO	192,680	195	(325)	192,550	21.92%
Municipal bonds	299,642	5,357	(1,298)	303,701	34.09%

Total held-to-maturity securities	$878,953	$16,401	$(1,648)	$893,706	100.00%

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,752	$-	$(7)	$5,745	0.24%
Residential mortgage-backed securities	1,788,857	26,001	(1,761)	1,813,097	76.55%
CMO/REMIC - residential	380,166	4,689	(1,074)	383,781	16.20%
Municipal bonds	157,940	3,036	(3)	160,973	6.80%
Other securities	5,000	50	-	5,050	0.21%

Total available-for-sale securities	$2,337,715	$33,776	$(2,845)	$2,368,646	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$293,338	$1,176	$(734)	$293,780	34.47%
Residential mortgage-backed securities	232,053	-	(1,293)	230,760	27.27%
CMO	1,284	569	-	1,853	0.15%
Municipal bonds	324,314	3,051	(719)	326,646	38.11%

Total held-to-maturity securities	$850,989	$4,796	$(2,746)	$853,039	100.00%

(1) Securities held-to-maturity are presented in the condensed consolidated balance sheets at amortized cost.

The weighted-average yield on the total investment portfolio at September 30, 2016 was 2.45% with a weighted-average life of 3.9 years. This compares to a weighted-average yield of 2.55% at December 31, 2015 with a weighted-average life of 4.1 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 87% of the securities in the total investment portfolio, at September 30, 2016, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of September 30, 2016, approximately $110.3 million in U.S. government agency bonds are callable.

The Agency CMO/REMIC are backed by agency-pooled collateral. All non-agency AFS CMO/REMIC securities held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2016 and December 31, 2015. We had three non-agency AFS CMO/REMIC securities with a carrying value of $101,000 and $183,000 at September 30, 2016 and December 31, 2015, respectively.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	September 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
CMO/REMIC - residential	39,453	(112)	-	-	39,453	(112)
Municipal bonds	-	-	5,975	(1)	5,975	(1)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$39,453	$(112)	$5,975	$(1)	$45,428	$(113)

Investment securities held-to-maturity:
Government agency/GSE	$6,065	$(25)	$-	$-	$6,065	$(25)
Residential mortgage-backed securities	-	-	-	-	-	-
CMO/REMIC - residential	54,425	(325)	-	-	54,425	(325)
Municipal bonds	39,894	(351)	38,027	(947)	77,921	(1,298)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$100,384	$(701)	$38,027	$(947)	$138,411	$(1,648)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,745	$(7)	$-	$-	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	-	-	437,699	(1,761)
CMO/REMIC - residential	171,923	(1,074)	-	-	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSE	$84,495	$(734)	$-	$-	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	-	-	230,760	(1,293)
CMO	-	-	-	-	-	-
Municipal bonds	110,119	(719)	-	-	110,119	(719)
Other securities	-	-	-	-	-	-

Total held-to-maturity securities	$425,374	$(2,746)	$-	$-	$425,374	$(2,746)

As of December 31, 2015, the Company had one OTTI HTM security with a net carrying value of $1.3 million. This security sold for a net gain of $546,000 in the third quarter of 2016. The Company did not record any charges for other-than-temporary impairment losses for the nine months ended September 30, 2016 and 2015.

Loans

Total loans and leases, net of deferred fees and discounts, of $4.30 billion at September 30, 2016, increased by 278.2 million, or 6.93%, from $4.02 billion at December 31, 2015. The increase in total loans included $158.7 million of loans acquired from CCB. The $278.2 million increase in total loans was principally due to increases of approximately $256.9 million in commercial real estate loans, $55.2 million in commercial and industrial loans, $22.1 million in construction loans, $7.7 million in SFR mortgage loans, and $10.9 million in consumer loans. Dairy & livestock and agribusiness loans decreased by $67.2 million, primarily due to seasonal paydowns.

Total loans, net of deferred loan fees, comprise 56.20% of our total interest-earning assets as of September 30, 2016. The following table presents our loan portfolio, excluding PCI and held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$494,483	$434,099
SBA	104,043	106,867
Real estate:
Commercial real estate	2,911,765	2,643,184
Construction	90,710	68,563
SFR mortgage	241,490	233,754
Dairy & livestock and agribusiness	239,242	305,509
Municipal lease finance receivables	68,309	74,135
Consumer and other loans	79,664	69,278

Gross loans, excluding PCI loans	4,229,706	3,935,389
Less: Deferred loan fees, net	(7,574)	(8,292)

Gross loans, excluding PCI loans, net of deferred loan fees	4,222,132	3,927,097
Less: Allowance for loan losses	(60,401)	(59,156)

Net loans, excluding PCI loans	4,161,731	3,867,941

PCI Loans	74,929	93,712
Discount on PCI loans	(1,894)	(3,872)
Less: Allowance for loan losses	(600)	-

PCI loans, net	72,435	89,840

Total loans and lease finance receivables	$4,234,166	$3,957,781

As of September 30, 2016, $178.0 million, or 6.11% of the total commercial real estate loans included loans secured by farmland, compared to $173.0 million, or 6.54%, at December 31, 2015. The loans secured by farmland included $128.8 million for loans secured by dairy & livestock land and $49.2 million for loans secured by agricultural land at September 30, 2016, compared to $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015. As of September 30, 2016, dairy & livestock and agribusiness loans of $239.2 million was comprised of $220.8 million for dairy & livestock loans and $18.4 million for agribusiness loans, compared to $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans at December 31, 2015.

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

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type (PCI)

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$2,331	$7,473
SBA	336	393
Real estate:
Commercial real estate	70,094	81,786
Construction	-	-
SFR mortgage	182	193
Dairy & livestock and agribusiness	507	1,429
Municipal lease finance receivables	-	-
Consumer and other loans	1,479	2,438

Gross PCI loans	74,929	93,712
Less: Purchase accounting discount	(1,894)	(3,872)

Gross PCI loans, net of discount	73,035	89,840
Less: Allowance for PCI loan losses	(600)	-

Net PCI loans	$72,435	$89,840

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

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of September 30, 2016, the Company had $17.7 million of total SBA 7(a) loans. The SBA 7(a) loans of include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of September 30, 2016, the Company had $86.7 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, medical, single-family residences, multi-family residences, and farmland.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of September 30, 2016.

	September 30, 2016
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,649,470	39.0%	$1,123,418	38.6%
Central Valley	708,335	16.8%	463,766	15.9%
Inland Empire	687,111	16.2%	575,043	19.7%
Orange County	576,590	13.6%	334,747	11.5%
Ventura/Santa Barbara County	266,907	6.3%	205,428	7.1%
Other areas (1)	341,293	8.1%	209,363	7.2%

	$4,229,706	100.0%	$2,911,765	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of September 30, 2016.

	September 30, 2016
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$63,537	84.8%	$60,229	85.9%
Los Angeles County	8,610	11.5%	7,144	10.2%
Ventura/Santa Barbara County	60	0.1%	-	-
Other areas (1)	2,722	3.6%	2,721	3.9%

	$74,929	100.0%	$70,094	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	September 30, 2016
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$196,527	6.3%	100.0%	$509
SFR mortgage - Mortgage pools	44,963	1.4%	100.0%	184

Total SFR mortgage	241,490	7.7%

Commercial real estate:
Multi-family	280,728	8.9%	-	1,411
Industrial	858,120	27.2%	39.2%	1,177
Office	493,262	15.6%	29.0%	1,197
Retail	492,671	15.6%	8.1%	1,569
Medical	203,622	6.5%	34.0%	1,885
Secured by farmland (2)	177,999	5.6%	100.0%	2,000
Other (3)	405,363	12.9%	42.3%	1,383

Total commercial real estate	2,911,765	92.3%

Total SFR mortgage and commercial real estate loans	$3,153,255	100.0%	37.4%	1,137

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $128.8 million for loans secured by dairy & livestock land and $49.2 million for loans secured by agricultural land at September 30, 2016.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

The SFR mortgage— Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $11.8 million and $32.3 million under this program during the three and nine months ended September 30, 2016.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $45.0 million at September 30, 2016. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	September 30, 2016
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$182	0.3%	100.0%	$182
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	182	0.3%
Commercial real estate:
Multi-family	2,491	3.6%	-	1,246
Industrial	17,738	25.2%	30.2%	682
Office	2,654	3.8%	86.4%	295
Retail	9,623	13.7%	32.3%	601
Medical	9,720	13.8%	100.0%	1,389
Secured by farmland	5,208	7.4%	100.0%	744
Other (2)	22,660	32.2%	64.3%	731

Total commercial real estate	70,094	99.7%

Total SFR mortgage and commercial real estate loans	$70,276	100.0%	57.5%	710

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 87% of other loans.

Construction Loans

As of September 30, 2016, the Company had $90.7 million in construction loans. This represents 2.11% of total gross loans held-for-investment. There were no PCI construction loans at September 30, 2016. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland Empire region of Southern California. At September 30, 2016, construction loans consisted of $53.5 million in SFR construction loans and $37.2 million in commercial construction loans. As of September 30, 2016 there were no nonperforming construction loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans	$5,633	$8,397
Troubled debt restructured loans (nonperforming)	3,033	12,622
OREO	4,840	6,993

Total nonperforming assets	$13,506	$28,012

Troubled debt restructured performing loans	$27,018	$42,687

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.31%	0.70%

Percentage of nonperforming assets to total assets	0.17%	0.37%

At September 30, 2016, loans classified as impaired, excluding PCI loans, totaled $35.7 million, or 0.83% of total gross loans, compared to $63.7 million, or 1.62% of total loans at December 31, 2015. The September 30, 2016 balance included nonperforming loans of $8.7 million. At September 30, 2016, impaired loans which were restructured in a troubled debt restructure represented $30.0 million, of which $3.0 million were nonperforming and $27.0 million were performing.

Of the $35.7 million total impaired loans as of September 30, 2016, $22.0 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $13.7 million.

Troubled Debt Restructurings

Total TDRs were $30.0 million at September 30, 2016, compared to $55.3 million at December 31, 2015. Of the $3.0 million in nonperforming TDRs at September 30, 2016, all were paying in accordance with the modified terms at September 30, 2016. At September 30, 2016, $27.0 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	September 30, 2016		December 31, 2015
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$806	5	$939	5
SBA	854	2	681	1
Real Estate:
Commercial real estate	13,410	8	25,752	13
Construction	7,651	1	7,651	1
SFR mortgage	3,258	11	3,565	11
Dairy & livestock and agribusiness	659	1	3,685	2
Consumer and other	380	1	414	1

Total performing TDRs	$27,018	29	$42,687	34

Nonperforming TDRs:
Commercial and industrial	$479	4	$652	5
SBA	320	2	321	1
Real Estate:
Commercial real estate	1,851	2	11,323	4
Construction	-	-	-	-
SFR mortgage	314	1	326	1
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	69	2	-	-

Total nonperforming TDRs	$3,033	11	$12,622	11

Total TDRs	$30,051	40	$55,309	45

At September 30, 2016 and December 31, 2015, $472,000 and $607,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the nine months ended September 30, 2016 and 2015 were $38,000 and zero.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$543	$568	$622	$704	$1,051
SBA	3,013	2,637	2,435	2,567	2,634
Real estate:
Commercial real estate	2,396	11,396	12,082	14,541	16,696
Construction	-	-	-	-	-
SFR mortgage	2,244	2,443	2,549	2,688	2,778
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	470	428	456	519	489

Total	$8,666	$17,472	$18,144	$21,019	$23,648

% of Total gross loans	0.20%	0.41%	0.43%	0.52%	0.62%
Past due 30-89 days:
Commercial and industrial	$-	$61	$111	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	228	320	-	354	266
Construction	-	-	-	-	-
SFR mortgage	-	-	625	1,082	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	294	97	164	-	52

Total	$522	$478	$900	$1,436	$318

% of Total gross loans	0.01%	0.01%	0.02%	0.04%	0.01%
OREO:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate:
Commercial real estate	-	1,209	1,705	2,125	2,135
Construction	4,840	4,840	4,840	4,868	4,868

Total	$4,840	$6,049	$6,545	$6,993	$7,003

Total nonperforming, past due, and OREO	$14,028	$23,999	$25,589	$29,448	$30,969

% of Total gross loans	0.33%	0.57%	0.61%	0.73%	0.81%

We had $8.7 million in nonperforming loans, excluding PCI loans, defined as nonaccrual loans and nonperforming TDRs, at September 30, 2016, or 0.20% of total gross loans. This compares to nonperforming loans of $17.5 million, or 0.41% of total loans, at June 30, 2016 and $21.0 million, or 0.52% of total loans, at December 31, 2015. The $8.8 million decrease in nonperforming loans quarter-over-quarter was principally due to one nonperforming TDR commercial real estate loan that was returned to accrual status in the third quarter of 2016. This $8.6 million loan is a participation interest in the Company’s only Shared National Credit loan.

We had $4.8 million in OREO at September 30, 2016, compared to $7.0 million at December 31, 2015 and $7.0 million at September 30, 2015. As of September 30, 2016, we had two OREO properties, compared with four OREO properties at December 31, 2015 and five OREO properties at September 30, 2015. During the first nine months of 2016, we sold two OREO properties with a carrying value of $1.8 million, realizing a net gain on sale of $30,000. There were no additions to OREO for the nine months ended September 30, 2016.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2016, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of September 30, 2016 and December 31, 2015.

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

The allowance for loan losses totaled $61.0 million as of September 30, 2016, compared to $59.2 million as of December 31, 2015. The allowance for loan losses was reduced by a $2.0 million, offset by net recoveries of $3.8 million for the nine months ended September 30, 2016. We recorded a $2.0 million loan loss provision recapture for the nine months ended September 30, 2016, compared to a $4.5 million recapture of provision for loan losses for the same period of 2015.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented.

	As of and For the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,156	$59,825
Charge-offs:
Commercial and industrial	(85)	(216)
SBA	-	(33)
Commercial real estate	-	(117)
Construction	-	-
SFR mortgage	(102)	(215)
Dairy & livestock and agribusiness	-	-
Consumer and other loans	(8)	(197)

Total charge-offs	(195)	(778)

Recoveries:
Commercial and industrial	253	282
SBA	9	39
Commercial real estate	791	3,658
Construction	2,615	58
SFR mortgage	-	185
Dairy & livestock and agribusiness	206	308
Consumer and other loans	166	72

Total recoveries	4,040	4,602

Net recoveries	3,845	3,824
Other reallocation	-	-
Recapture of provision for loan losses	(2,000)	(4,500)

Allowance for loan losses at end of period	$61,001	$59,149

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,156	$7,656
Recapture of provision for unfunded loan commitments	-	(500)

Reserve for unfunded loan commitments at end of period	$7,156	$7,156

Reserve for unfunded loan commitments to total unfunded loan commitments	0.79%	0.83%

Amount of total loans at end of period (1)	$4,222,132	$3,727,240
Average total loans outstanding (1)	$4,077,398	$3,876,437

Net recoveries to average total loans	0.09%	0.10%
Net recoveries to total loans at end of period	0.09%	0.10%
Allowance for loan losses to average total loans	1.50%	1.53%
Allowance for loan losses to total loans at end of period	1.44%	1.59%
Net recoveries to allowance for loan losses	6.30%	6.47%
Net recoveries to recapture of provision for loan losses	192.25%	84.98%

(1)	Net of deferred loan origination fees, costs and discounts, excluding PCI loans.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $548,000 (0.90%), $669,000 (1.13%) and $661,000 (1.12%) of the total allowance as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

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

During the third quarter of 2016, the Bank updated its existing allowance methodology as part of its scheduled annual review to evaluate all components of the model to ensure it performs consistently with meaningful results. The Company evaluated its (i) loan segmentation, (ii) look-back period, (iii) loss emergence periods, (iv) historical loss rates, and (v) qualitative factors and structure. Based on our review of the model, certain changes were made to key components, including (i) the calculation of the allocable range of our qualitative factors, (ii) certain economic and credit metrics were added to our qualitative factors, while others were deleted, to provide more relevant indicators of economic risk and credit performance, (iii) re-calculation of our portfolio and segment-level loss emergence periods was completed adding any loans in which the bank incurred a charge-off in the last year to our prior calculation, and (iv) implementing certain lags in data requirements to improve reporting timeliness. The net effect of this annual model update was not material to the overall results of the allowance. In addition, the Company performed its normal, quarterly updates to the allowance model including our historical loss rate calculations and current qualitative factors.

The Bank determined that the ALLL balance of $61.0 million was appropriate resulting in a recapture of provision for loan losses of $2.0 million for the current reporting period as a result of the net effect of reduced reserve requirements for (i) continued, moderate reductions in the historical loss rates for all portfolio segments except owner-occupied commercial real estate, which remained unchanged, (ii) the effect of improving economic metrics on the qualitative factors, and (iii) net recoveries of $2.1 million in the quarter; some of which was offset by increased reserve requirements for (i) specific downgrades in the risk ratings of loans centered in the dairy & livestock portfolio, (ii) an increase of $300,000 to the allowance for PCI loans and (iii) continued loan growth experienced during the quarter.

While we believe that the allowance at September 30, 2016 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.32 billion at September 30, 2016. This represented an increase of $403.7 million, or 6.82%, over total deposits of $5.92 billion at December 31, 2015. The increase in total deposits at September 30, 2016 included $209.6 million of total deposits acquired from CCB during the first quarter of 2016, of which $80.7 million were noninterest-bearing deposits. The composition of deposits is summarized for the periods presented in the table below.

	September 30, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$3,657,610	57.86%	$3,250,174	54.93%
Interest-bearing deposits
Investment checking	413,789	6.55%	367,253	6.21%
Money market	1,491,325	23.59%	1,293,210	21.85%
Savings	331,838	5.25%	296,135	5.00%
Time deposits	426,433	6.75%	710,488	12.01%

Total deposits	$6,320,995	100.00%	$5,917,260	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.66 billion at September 30, 2016, representing an increase of $407.4 million, or 12.54%, from noninterest-bearing deposits of $3.25 billion at December 31, 2015. Noninterest-bearing deposits represented 57.86% of total deposits for September 30, 2016, compared to 54.93% of total deposits for December 31, 2015.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.24 billion at September 30, 2016, representing an increase of $280.4 million, or 14.33%, from savings deposits of $1.96 billion at December 31, 2015.

Time deposits totaled $426.4 million at September 30, 2016, representing a decrease of $284.1 million, or 39.98%, from total time deposits of $710.5 million for December 31, 2015. The decrease was primarily due to approximately $240.0 million of time deposits from the state of California that matured and were not renewed during the third quarter of 2016. We considered these time deposits interest rate sensitive and elected not to renew as they matured.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 8.20% for the third quarter of 2016, compared to 9.70% for the same quarter of 2015.

At September 30, 2016, borrowed funds (customer repurchase agreements, FHLB advances and other borrowings) totaled $578.0 million. This represented a decrease of $158.7 million, or 21.54%, from total borrowed funds of $736.7 million at December 31, 2015.

At September 30, 2016, we had no short-term borrowings, compared to $46.0 million at December 31, 2015.

We also offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2016 and December 31, 2015, total customer repurchases were $578.0 million and $690.7 million, respectively, with a weighted average interest rate of 0.24% and 0.23%, respectively.

At September 30, 2016, $3.15 billion of loans and $2.25 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of September 30, 2016.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$6,320,995	$6,287,920	$18,891	$6,336	$7,848
Customer repurchase agreements (1)	577,990	577,990	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	12,177	668	508	480	10,521
Operating leases	15,154	5,252	6,805	2,241	856
Affordable housing investment	4,388	853	3,421	35	78
Advertising agreements	2,018	1,006	1,012	-	-

Total	$6,958,496	$6,873,689	$30,638	$9,092	$45,077

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At September 30, 2016 we had no short-term borrowings with the FHLB, compared to $46.0 million at a cost of 28 basis points at December 31, 2015.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at September 30, 2016.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$412,737	$292,136	$99,491	$4,838	$16,272
SBA	1,004	346	200	4	454
Real estate:
Commercial real estate	133,294	13,884	36,408	62,275	20,727
Construction	67,751	49,032	18,719	-	-
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	180,859	180,109	750	-	-
Consumer and other loans	74,588	9,210	10,471	7,921	46,986

Total commitment to extend credit	870,233	544,717	166,039	75,038	84,439
Obligations under letters of credit	36,463	21,822	14,641	-	-

Total	$906,696	$566,539	$180,680	$75,038	$84,439

(1)	Total commitments to extend credit to agribusiness were $7.3 million at September 30, 2016.

As of September 30, 2016, we had commitments to extend credit of approximately $870.2 million, and obligations under letters of credit of $36.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $7.2 million as of September 30, 2016 and December 31, 2015 included in other liabilities.

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

The Company’s total equity was $1.00 billion at September 30, 2016. This represented an increase of $79.9 million, or 8.65%, from total equity of $923.4 million at December 31, 2015. The increase for the first nine months of 2016 resulted from $74.4 million in net earnings, $21.6 million for the issuance of common stock for the acquisition of CCB, a $17.7 million increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $5.1 million for various stock based compensation items related to shares issued pursuant to our stock-based compensation plan. This was offset by $38.9 million for cash dividends declared on common stock.

During the third quarter of 2016, the Board of Directors of CVB declared quarterly cash dividend totaling $0.12 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008. The Board’s authorization is currently 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares. During the third quarter of 2016, the Company did not repurchase any shares of common stock. As of September 30, 2016, we had 10,000,000 shares of our common stock remaining that are eligible for repurchase.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a common equity Tier 1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2016, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see Item 1. Business — Capital Adequacy Requirements as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

At September 30, 2016, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			September 30, 2016		December 31, 2015
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.06%	10.94%	11.22%	11.11%
Common equity Tier I capital ratio	4.50%	6.50%	16.58%	16.87%	16.49%	16.81%
Tier 1 risk-based capital ratio	6.00%	8.00%	17.05%	16.87%	16.98%	16.81%
Total risk-based capital ratio	8.00%	10.00%	18.30%	18.12%	18.23%	18.06%

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

Our primary sources and uses of funds for the Company are loans and deposits. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.32 billion at September 30, 2016 increased $403.7 million, or 6.82%, over total deposits of $5.92 billion at December 31, 2015.

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

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2016 and 2015. For further details see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Average cash and cash equivalents	$408,963	$364,599
Percentage of total average assets	5.11%	4.85%

Net cash provided by operating activities	$98,216	$85,370
Net cash provided by (used in) investing activities	64,838	(7,011)
Net cash (used in) provided by financing activities	(9,992)	124,100

Net increase in cash and cash equivalents	$153,062	$202,459

Average cash and cash equivalents increased by $44.4 million, or 12.17%, to $409.0 million for the nine months ended September 30, 2016, compared to $364.6 million for the same period of 2015.

At September 30, 2016, cash and cash equivalents totaled $259.2 million. This represented a decrease of $49.1 million, or 15.92%, from $308.2 million at September 30, 2015.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. The simulation model uses a parallel yield curve shift that ramps rates up or down on a pro rata basis over the 12-month and 24-month time horizon.

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2016.

	Estimated Net Interest Income Sensitivity (1)
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	-0.56%	2.27%
- 100 basis points	-1.62%	-3.64%

	(1) Percentage change from base.

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

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving federal and state securities law claims, employment, wage-hour and labor law claims, lender liability claims, trust and estate administration claims, and consumer and privacy claims, some of which may be styled as “class action” or representative cases. Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of September 30, 2016, the Company did not have any litigation reserves.

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

On September 28, 2016, the parties signed a memorandum of understanding that would resolve this case. The resolution is subject to final court approval, but it would be funded solely with insurance proceeds, and would involve no admission of liability whatsoever.

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

On September 6, 2016, the Company received a demand from the same law firm representing the named plaintiffs in the class action seeking penalties under the California Private Attorney General Act of 2004 (“PAGA”) on behalf of on behalf of Anjula Sharma and all current and former hourly-paid or non-exempt employees (“aggrieved employees”) for violation of certain provisions of the California Labor Code and IWC Wage Orders. The PAGA demand alleges facts similar to those in the class action. The demand seeks applicable penalties arising out of the wage, hour and payroll practices, for violation of the aforementioned provisions of the Labor Code pursuant to the PAGA. The Company denies the allegations and intends to vigorously contest any action brought under PAGA on behalf of the aggrieved employees.

We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if we believe it is material or if we believe such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our accruals and disclosures accordingly. Because the outcome of the consolidated wage-hour class action case, including the newly asserted PAGA demand, summarized above are uncertain, we cannot predict any range of loss or even if any loss is probable related to the action. We do not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

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

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As of June 30, 2016, the Company had repurchased 2,579,322 shares for approximately $22.6 million. As of June 30, 2016, 7,420,678 shares remained available for repurchase. On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s s currently outstanding shares.

During the third quarter of 2016, the Company did not repurchase any shares of common stock. As of September 30, 2016, we have 10,000,000 shares of our common stock remaining that are eligible for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Severance Compensation Agreement for E. Allen Nicholson, dated June 1, 2016. †
10.2	Severance Compensation Agreement for David F. Farnsworth, dated July 18, 2016. †
10.3	Employee Offer Letter for David Farnsworth, executed July 5, 2016. †
10.4	Form of CVB Financial Corp. Indemnification Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement and Plan of Reorganization and Merger by and between CVB Financial Corp. and Valley Commerce Bancorp dated September 22, 2016 (filed as Exhibit 99.3 to the Current Report on Form 8-K filed September 23, 2016 and incorporated herein by reference)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: November 9, 2016
/s/E. Allen Nicholson
Duly Authorized Officer and
Chief Financial Officer