Form 10-K
period 2016-12-31
CVB FINANCIAL CORP
filed 2017-03-01
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,645,948,475.

Number of shares of common stock of the registrant outstanding as of February 16, 2017: 108,415,281.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2016	Part III of Form 10-K

CVB FINANCIAL CORP.

2016 ANNUAL REPORT ON FORM 10-K

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

•	our ability to realize cost savings or synergies in connection with our acquisition of Valley Commerce Bancorp within expected time frames or at all;
•

the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, banking capital levels, consumer, commercial or secured lending, securities and securities trading and hedging, compliance, fair lending, employment, executive compensation, insurance, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply, including additional legal and regulatory requirements to which we may become subject in the event our total assets exceed $10 billion;

•

changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;

•	the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments;
•	inflation, interest rate, securities market and monetary fluctuations;
•	changes in government interest rates or monetary policies;

•	changes in the amount and availability of deposit insurance;
•	political developments, uncertainties or instability;
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

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2016, the Company had $8.07 billion in total consolidated assets, $4.33 billion in net loans, $6.31 billion in deposits, and $603.0 million in customer repurchase agreements.

On February 29, 2016 the Bank acquired all of the assets and assumed all of the liabilities of County Commerce Bank (“CCB”) for $20.6 million in cash and $21.6 million in stock. As a result, CCB was merged with the Bank, the principal subsidiary of CVB. CCB was headquartered in Oxnard, CA, with four branch locations in Ventura County. This acquisition extended the Bank’s our geographic footprint northward into the central coast of California. The total fair value of assets acquired approximated $252.4 million, which included $54.8 million in cash and balances due from depository institutions, $1.5 million in FHLB stock, $168.0 million in loans and lease finance receivables, $8.6 million in fixed assets, $3.9 million in core deposit intangible assets acquired and $289,000 in other assets. The total fair value of liabilities assumed was $230.8 million, which included $224.2 million in deposits, $5.0 million in FHLB advances and $1.6 million in other liabilities. Goodwill of $15.3 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

On September 22, 2016, we announced that we entered into a merger agreement with Valley Commerce Bancorp (“VCBP”), pursuant to which its subsidiary, Valley Business Bank, will merge into Citizens Business Bank. Valley Business Bank has four branch locations and total assets of approximately $416 million. VCBP is a well-regarded 20 year institution that further strengthens our presence in the Central Valley area of California. The FDIC and Valley Commerce Bancorp’s shareholders have approved the transaction and we expect to close the transaction as soon as all remaining conditions have been fulfilled.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2016, the Bank had $8.07 billion in assets, $4.33 billion in net loans, $6.33 billion in deposits, and $603.0 million in customer repurchase agreements.

As of December 31, 2016, there were 42 Business Financial Centers and eight Commercial Banking Centers (collectively “Centers”) located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California.

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

We also provide a full complement of lending products, including commercial, agribusiness, consumer, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide bank qualified lease financing for municipal governments. Commercial real estate and construction loans are secured by a range of property types and include both owner-occupied and investor owned properties. Financing products for consumers include automobile leasing and financing, lines of credit, credit cards, home mortgages, and home equity loans and lines of credit.

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

In addition, we offer a wide range of financial services and trust services through our CitizensTrust division. These services include fiduciary services, mutual funds, annuities, 401(k) plans and individual investment accounts.

Business Segments

We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Other Operations (“Other”). Our Centers are the focal points for customer sales and services and the primary focus of management of the Company. In 2016 all other operating departments have been combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Business Segments of the notes to consolidated financial statements.

Competition

The banking and financial services business is highly competitive. The competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the ongoing consolidation among insured financial institutions. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers, including online banks and “peer-to-peer” or “marketplace” lenders and other small business and consumer lenders. Many competitors are much larger in total assets and capitalization, have greater access to capital markets and/or offer a broader range of financial products and services, including technology-based services.

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

Opportunity for banks to earn fees and other noninterest income have also been limited by restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and other government regulations. As the following sections indicate, the impact of current and future changes in government laws and regulations on our ability to maintain current levels of fees and other noninterest income could be material and cannot be predicted.

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

Legislation and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation and effectiveness of new capital rules (“the New Capital Rules”) and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, recent developments have included:

(i) the extension of the Volcker Rule conformance period until July 21, 2017 for banking institutions to conform existing investments, including certain collateralized loan obligations, and relationships, with certain exceptions, with “covered funds”, including hedge funds, private equity funds and certain other private funds. The Company and the Bank held no investment positions at December 31, 2016 which were subject to the final rule. — See “Volcker Rule” and has controls in place to ensure compliance with the Volcker Rule going forward.

(ii) the shift in the stress testing cycle and reporting dates required by the banking agencies for institutions with total consolidated assets of $10 billion to $50 billion to assess the potential impact of different scenarios on earnings, losses, liquidity and capital. The Bank conducts a modified form of stress testing but is not currently subject to these requirements.

(iii) the continued implementation of an additional “capital conservation buffer” increasing to 1.25% in 2017 for minimum risk-weighted asset ratios under the New Capital Rules. — See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.

(iv) the effectiveness of the final TILA-RESPA Integrated Disclosure (”TRID”) rules promulgated by the Bureau of Consumer Finance Protection (as described below), as required by the Dodd-Frank Act, which require new mortgage disclosures and training of staff for most mortgage loan applications. CBB is employing its best efforts to comply with the new TRID requirements.—

(v) the release by the Interagency Federal Financial Institutions Examinations Council (FFIEC) of a cybersecurity assessment tool for voluntary use by banks which provides guidelines to measure a bank’s individual risk profile” and “Cybersecurity maturity”. The Bank is considering whether and in what form we would implement this tool.

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

(vii) the pronouncement by the Office of the Comptroller of the Currency of a limited-purpose “fintech” national bank charter which would enable a fintech company to originate loans and access the payment system directly, without relying on third-party banks. Such a development could further increase competition in the financial services sector, including with the Company and the Bank.

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

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet the requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules are applicable only to larger or internationally active institutions and not to all banking organizations, including institutions currently with less than $10 billion of assets, which includes CVB and the Bank. These include required annual stress tests for institutions with $10 billion or more assets and Enhanced Prudential Standards, Comprehensive Capital Analysis and Review requirements, Capital Plan and Resolution Plan or living will submissions. These also include an additional countercyclical capital buffer, a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets, which may in turn apply to institutions with $50 billion or more in assets, $250 billion or more in assets, or institutions which may be identified as Global Systematically Important Banking Institutions (G-SIBs). If CVB were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements, including the requirement to conduct an annual company-run stress test, would increase. Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, which trace back to the 1988 Basel I accord, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.

The following are the New Capital Rules applicable to the Company and the Bank which began January 1, 2015:

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

•	the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•	an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios, which will be phased in over four years beginning at the rate of 0.625% of risk-weighted assets per year beginning 2016 and which must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Management believes that, as of December 31, 2016, the Company and the Bank would meet all requirements under the New Capital Rules applicable to them on a fully phased-in basis if such requirements were currently in effect.

Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

While the New Capital Rules set higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.

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

The prompt corrective action standards were changed to conform with the New Capital Rules. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions such as taking brokered deposits.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2016 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

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

A wide range of requirements and restrictions are contained in both federal and state banking laws, which together with implementing regulatory authority:

•	Require periodic reports and such additional reports of information as the Federal Reserve may require;
•	Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements”);
•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;
•	Limit of dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions. Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;
•	Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;
•	Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination if an institution is in “troubled condition”;
•	Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;
•	Require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with banks and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required; and
•	Require prior notice and/or prior approval of the acquisition of control of a bank or a bank holding company by a shareholder or individuals acting in concert with ownership or control of 10% of the voting stock being a presumption of control.

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

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Failure to comply with applicable bank regulation or adverse results from any examinations of the Bank could affect the cost of doing business, and may limit or impede otherwise permissible activities and expansion activities by the Bank.

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

In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35%. In March 2016, the FDIC approved a final rule requiring banks with more than $10 billion in total assets to pay “surcharge assessments” at an annual rate of 0.045% to bring the fund’s reserve ratio to 1.35% by the end of 2018. If the fund’s reserve ratio does not reach 1.35% by the end of 2018, the FDIC will impose a one-time special assessment in the first quarter of 2019. For banks with less than $10 billion in total assets, such as the Bank, in April 2016, the board of directors of the FDIC approved a final rule to amend the risk-based assessment methodology for banks with less than $10.0 billion in assets that have been FDIC-insured for at least five years, such as the Bank. The final rule replaces the four risk categories for determining such a bank’s assessment rate with a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years. The final rule also eliminates the then existing brokered deposit downward adjustment factor for such banks’ assessment rates; lowers the range of assessment rates authorized to 0.015% per annum for an institution posing the least risk, to 0.40% per annum for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more.

The FDIC will, at least semi-annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary, propose rules to further increase assessment rates. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, a bank holding company may be unable to pay dividends on its common stock if it fails to maintain an adequate capital conservation buffer under the New Capital Rules.

The Bank is a legal entity that is separate and distinct from its holding company. The Company relies on dividends received from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The new Capital Rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved. See “Capital Adequacy Requirements”.

The ability of the Bank to declare a cash dividend to CVB is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations initially in April 2011 and in April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, such as the Company and the Bank, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (1) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (2) that could lead to material financial loss to the institution. The proposal would also impose certain governance and recordkeeping requirements on institutions of the Company’s and the Bank’s size. The regulatory organizations would reserve the authority to impose more stringent requirements on institutions of the Company’s and the Bank’s size. We are evaluating the expected impact of the proposal on our business.

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

The Dodd-Frank Act provided for the creation of the Bureau of Consumer Finance Protection (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons and banks with $10 billion or more in assets are subject to supervision including examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rules adopted by the CFPB require covered persons including banks making residential mortgage loans to: (i) develop and implement procedures to ensure compliance with an “ability-to-repay” test and identify whether a loan meets a new definition for a “qualified mortgage”, in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability-to-repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time.

The review of products and practices to prevent unfair, deceptive or abusive acts or practices (“UDAAP”) is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged violations of UDAAP and other legal requirements and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Bank’s business, financial condition or results of operations.

The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Currently, we qualify for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We will become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2016, the Bank’s total CRE loans represented 236% of its capital.

Future Legislation and Regulation

Congress may enact, modify or repeal legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact, modify or repeal legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of proposed legislation (or modification or repeal of existing legislation) could impact the regulatory structure under which the Company and Bank operate and may significantly increase its costs, impede the efficiency of its internal business processes, require the Bank to increase its regulatory capital and modify its business strategy, and limit its ability to pursue business opportunities in an efficient manner. The Company’s business, financial condition, results of operations or prospects may be adversely affected, perhaps materially.

Available Information

Reports filed with the SEC include our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied on official business days between 10:00 a.m. and 3:00 p.m. at the public reference facilities of the SEC on file at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after we file such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

Executive Officers of the Company

The following sets forth certain information regarding our five named executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	54
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	49
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	60
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	49
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	49

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

Mr. Nicholson was appointed Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank on May 4, 2016. Previously, Mr. Nicholson served as Executive Vice President and Chief Financial Officer of Pacific Premier Bank and its holding company, Pacific Premier Bancorp Inc. from June of 2015 to May of 2016, and from 2008 to 2014, Mr. Nicholson was Chief Financial Officer of 1st Enterprise Bank. From 2005 to 2008, he was the Chief Financial Officer of Mellon First Business Bank.

Mr. Farnsworth was appointed Executive Vice President and Chief Credit Officer of the Bank on July 18, 2016. Prior to his appointment, Mr. Farnsworth was Executive Vice President, Global Risk Management, and National CRE Risk Executive at BBVA Compass. Previously, Mr. Farnsworth held senior credit management positions with US Bank and AmSouth.

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

Strategic and External Risks

Changes in economic, market and political conditions continue to be challenging for our industry.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy could have a material adverse effect on our financial condition and results of operations.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve impact us significantly. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. As an example, monetary tightening by the Federal Reserve could adversely affect our borrowers’ earnings and ability to repay their loans, which could have a material adverse effect on our financial condition and results of operations.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition

As described in “Business — Economic Conditions, Government Policies, Regulation and Supervision”, turmoil and downward economic trends have been particularly acute in the financial sector. After suffering sharp declines in values during the 2008-2009 Recession, commercial and residential real estate prices have improved in most areas served by CBB.

While general economic conditions in the United States, including employment markets, appear to have improved, the overall rate of economic growth, compared to prior periods of economic growth, for most of the markets and industries served by CBB, continues to be modest, and this in turn has generally resulted in more limited business expansion, revenue expansion and employment growth for CBB’s customers and geographic markets. In addition, the banking industry has been impacted by increased regulatory oversight, a continuing low interest rate environment, declines in selected overseas markets and various geopolitical issues and conflicts.

There can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations due to changes in economic conditions, changes in fiscal and monetary policies, and changes in government regulations.

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

Future legislation, regulatory reform or policy changes under the current U.S. administration could have a material effect on our business and results of operations.

The results of the November 2016 elections have generated uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact our business. While it is not possible to predict whether and when any such changes will occur or what form any such changes may take (including through the use of Executive Orders), specific proposals discussed during and after the election that could have a material adverse effect on our business, liquidity and results of operations include, but are not limited to, the repeal of all or part of the Dodd-Frank Act, and other significant changes to consumer protection legislation.

Other legislation, regulatory reform or policy changes under the current U.S. administration, such as financial services regulatory reform, U.S. oil deregulation, government-sponsored enterprise (GSE) reform and increased infrastructure spending, could impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

There exists the potential for comprehensive tax reform in the United States that may significantly change the tax rules applicable to U.S. domiciled corporations. Changes such as lower corporate tax rates, removal of the interest expense deduction, removal of the municipal bond tax exemption or the introduction of a border adjustment tax could impact the Company as a U.S. taxpayer, as well as the demand for our products and services. Current proposals aim to lower the U.S. corporate tax rate from 35% to as low as 15% or 20%, but generally broaden the base to which the lower tax rate would apply. Many aspects of tax reform plans remain unknown though, and no proposed legislation has been filed. We cannot say with certainty if tax reform will be enacted, or how it would impact the Company at this time.

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

Potential acquisitions may disrupt our business and dilute shareholder value

We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.
•	Exposure to potential asset quality issues of the target company.
•	Potential disruption to our business.
•	Potential diversion of our management’s time and attention.
•	The possible loss of key employees and customers of the target company.
•	Difficulty in estimating the value of the target company.
•	Potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and / or transferring funds directly without the assistance of banks. In December 2016, the OCC announced that it would begin considering applications from financial technology companies to become special purpose national banks, and requested comments about how it can foster responsible innovation in the chartering process while continuing to provide robust oversight. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Credit Risks

Our allowance for loan losses may not be sufficient to cover actual losses

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan losses to provide for loan and lease defaults and non-performance, which also includes increases for new loan growth. While we believe that our allowance for loan losses is appropriate to cover inherent losses, we cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance.

We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2016, we recorded a $6.4 million loan loss provision recapture. During 2016 we experienced charge-offs of $238,000, and recoveries of $9.0 million. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. As of December 31, 2016, we had $3.0 billion in commercial real estate loans, $85.9 million in construction loans, $339.8 million in dairy & livestock and agribusiness loans, and $250.8 million in single-family residential mortgages. Although the U.S. economy appears to have emerged from a period of severe recession followed by slower than normal growth, business activity and real estate values continue to grow more slowly than in past economic recoveries, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.

Dairy & livestock and agribusiness lending presents unique credit risks.

As of December 31, 2016, approximately 7.7% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2016, we had $339.8 million in dairy & livestock and agribusiness loans, including $317.9 in dairy & livestock loans, $21.9 million in agribusiness loans. Approximately 40% of our borrowers are located in the Central Valley of California. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural -related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

Changes in interest rates could reduce the value of our investment securities holdings. The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2016 was $3.2 billion, of which $2.3 billion is available for sale. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2016 our balance sheet was positioned with a modestly asset sensitive bias over a two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

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

Our Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models

The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

Operational Risks

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, on-line banking, takeover, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. In recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, such as our online banking or core systems on the networks and systems of ours, our clients and certain of our third party providers. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions for us and other financial institutions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

Our business is exposed to the risk of changes in technology

The rapid pace of technology changes and the impact of such changes on financial services generally and on our Company specifically could impact our cost structure and our competitive position with our customers. Such developments include the rapid movement by customers and some competitor financial institutions to web-based services, mobile banking and cloud computing. Our failure or inability to anticipate, plan for or implement technology change could adversely affect our competitive position, financial condition and profitability.

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

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in the security of these systems could result in failures or interruptions to serve our customers, including deposit, servicing and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, which may result in increased costs or other consequences that in turn could have an adverse effect on our business, including damage to the Bank’s reputation.

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

Legal, Regulatory, Compliance and Reputational Risks

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

The impact of new capital rules will impose enhanced capital adequacy requirements on us and may materially affect our operations

We will be subject to more stringent capital requirements. Pursuant to Dodd-Frank and to implement for U.S. banking institutions the principles of the international “Basel III” standards, the federal banking agencies have adopted a new set of rules on minimum leverage and risk-based capital that will apply to both insured banks and their holding companies. These regulations were issued in July 2013, and will be phased in, for the Bank and the Company, over a period of five years, beginning in 2016. The new capital rules, among other things:

•	impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;
•	introduce a new category of capital, called Common Equity Tier 1 capital, which must be at least 4.5% of risk-based assets, net of regulatory deductions, and a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%;
•	increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer;
•	increase the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer; and
•	introduce a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

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

We are subject to legal and litigation risk which could adversely affect us

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

We are unable, at this time, to estimate our potential liability in these matters, but we may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with any one or more of these lawsuits, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in connection with discovery demanded by the plaintiffs in any of these lawsuits may be costly and divert internal resources away from managing our business. See Item 3 - Legal Proceedings below.

We may be subject to customer claims and legal actions pertaining to the performance of our fiduciary responsibilities. Whether or not such customer claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Risks Associated with our Common Stock

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

An investment in our common stock is not an insured deposit

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

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

We may face other risks

From time to time, we detail other risks with respect to our business and/or financial results in our filings with the SEC. For further discussion on additional areas of risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Company.

As of December 31, 2016, the Bank occupied a total of 53 premises consisting of (i) 50 Business Financial and Commercial Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters, (ii) a Corporate Headquarters and two operations/administrative centers, and (iii) a storage facility. We own 15 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2017 through 2026, some with lease renewal options that could extend certain leases through 2036. All properties are located in Southern and Central California.

For additional information concerning properties, see Note 10 — Premises and Equipment of the Notes to the consolidated financial statements included in this report. See “Item 8 — Financial Statements and Supplemental Data.”

ITEM 3.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving federal and state securities law claims, employment, wage-hour and labor law claims, lender liability claims, negligence, and consumer and privacy claims, some of which may be styled as “class action” or representative cases.

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

On October 26, 2016, the Parties entered into a Stipulation and Settlement (“Securities Settlement”) to resolve the litigation for a payment of $6.2 million. The Securities Settlement is being funded solely with insurance proceeds, and involves no admission of liability whatsoever. On December 5, 2016, the Court entered an order preliminarily approving the Securities Settlement. The Securities Settlement is subject to final court approval, which is currently scheduled for hearing March 13, 2017.

A former employee and branch-based service manager filed a complaint against the Company, on December 29, 2014, in an action entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, individually and on behalf of the Company’s branch-based employees and managers who are classified as “exempt” under California and federal employment laws. The case is styled as a putative class action lawsuit and alleges, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. On February 11, 2015, the same law firm representing Morgan filed a second complaint, entitled Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “non-exempt” hourly employees. On April 6, 2015, these two cases were consolidated in a first amended complaint in Los Angeles County Superior Court. The first amended complaint sought class certification, the appointment of the plaintiffs as class representatives, and an unspecified amount of damages and penalties. Subsequently, related cases were filed by the same law firm in the Superior Court for San Bernardino County, alleging (1) violations of the Labor Code and seeking penalties under the California Private Attorney General Act of 2004 and (2) seeking a declaratory judgment that certain releases signed by CBB employees were invalid.

On November 28, 2016, the parties reached an agreement in principal to settle all of the related wage and hour class action lawsuits (“Wage-Hour Settlement”). Plaintiffs will dismiss all their lawsuits with prejudice in exchange for the payment of $1,500,000 to the putative class members, after attorneys’ fees and costs. The Wage-Hour Settlement is subject to court approval. The parties are preparing the Wage-Hour Settlement documents and will seek preliminary approval from the court during the first quarter of 2017. We anticipate that the Wage-Hour Settlement will be concluded sometime in the second quarter of 2017.

Where appropriate, we establish accruals in accordance with FASB guidance over loss contingencies (ASC 450). As of December 31, 2016, the Company had established a litigation accrual of $1.5 million for the Wage-Hour Settlement. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if we believe it is material or if we believe such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our accruals and disclosures accordingly. We do not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 108,415,281 shares of common stock outstanding with 1,493 registered shareholders of record as of February 16, 2017. Refer to the section entitled “Information about the Annual Meeting and Voting” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Quarter Ended	High	Low	Cash Dividends Declared
12/31/2016	$23.23	$16.32	$0.12
9/30/2016	$17.88	$15.39	$0.12
6/30/2016	$17.92	$15.25	$0.12
3/31/2016	$17.70	$14.02	$0.12
12/31/2015	$18.77	$15.82	$0.12
9/30/2015	$18.37	$15.30	$0.12
6/30/2015	$18.11	$15.45	$0.12
3/31/2015	$16.21	$14.53	$0.12

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. During the fourth quarter of the year ended December 31, 2016, the Company repurchased 81,800 shares of our common stock outstanding. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. As of December 31, 2016, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs
October 1 - 31, 2016	-	$-	10,000,000
November 1 - 30, 2016	81,800	$16.51	9,918,200
December 1 - 31, 2016	-	$-	9,918,200

Total	81,800	$16.51	9,918,200

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the peer group line depicted below). The graph assumes an initial investment of $100 on December 31, 2011, and reinvestment of dividends through December 31, 2016. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2011

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2016

Company/Market/Peer Group	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016

CVB Financial Corp.	100.00	107.73	182.06	175.26	190.42	263.67
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Peer Group Index	100.00	119.23	185.87	192.09	203.92	281.75

Source: Research Data Group, Inc., www.researchdatagroup.com

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Interest income	$265,050	$261,513	$252,903	$232,773	$262,222
Interest expense	7,976	8,571	16,389	16,507	25,272

Net interest income	257,074	252,942	236,514	216,266	236,950

Recapture of provision for loan losses	(6,400)	(5,600)	(16,100)	(16,750)	-
Noninterest income	35,552	33,483	36,412	25,287	15,903
Noninterest expense	136,740	140,659	126,229	114,028	138,160

Earnings before income taxes	162,286	151,366	162,797	144,275	114,693
Income taxes	60,857	52,221	58,776	48,667	37,413

NET EARNINGS	$101,429	$99,145	$104,021	$95,608	$77,280

Basic earnings per common share	$0.94	$0.93	$0.98	$0.91	$0.74

Diluted earnings per common share	$0.94	$0.93	$0.98	$0.91	$0.74

Cash dividends declared per common share	$0.480	$0.480	$0.400	$0.385	$0.340

Cash dividends declared on common shares	$51,849	$51,040	$42,356	$40,469	$35,642
Dividend pay-out ratio (1)	51.12%	51.48%	40.72%	42.33%	46.12%
Weighted average common shares:
Basic	107,282,332	105,715,247	105,239,421	104,729,184	104,418,905
Diluted	107,686,955	106,192,472	105,759,523	105,126,303	104,657,610
Common Stock Data:
Common shares outstanding at year end	108,251,981	106,384,982	105,893,216	105,370,170	104,889,586
Book value per share	$9.15	$8.68	$8.29	$7.33	$7.28
Financial Position:
Assets	$8,073,707	$7,671,200	$7,377,920	$6,664,967	$6,363,364
Investment securities available-for-sale	2,270,466	2,368,646	3,137,158	2,663,642	2,449,387
Investment securities held-to-maturity	911,676	850,989	1,528	1,777	2,050
Net loans, excluding PCI loans (2)	4,263,158	3,867,941	3,630,875	3,310,681	3,159,872
Net PCI loans (3)	70,366	89,840	126,367	160,315	195,215
Deposits	6,309,680	5,917,260	5,604,658	4,890,631	4,773,987
Borrowings	656,028	736,704	809,106	911,457	698,178
Junior subordinated debentures	25,774	25,774	25,774	25,774	67,012
Stockholders’ equity	990,862	923,399	878,109	771,887	762,970
Equity-to-assets ratio (4)	12.27%	12.04%	11.90%	11.58%	11.99%
Financial Performance:
Return on beginning equity	10.98%	11.29%	13.48%	12.53%	10.81%
Return on average equity (ROE)	10.26%	10.87%	12.50%	12.34%	10.31%
Return on average assets (ROA)	1.26%	1.31%	1.45%	1.48%	1.19%
Net interest margin, tax-equivalent (TE) (5)	3.46%	3.62%	3.62%	3.71%	4.06%
Efficiency ratio (6)	46.73%	49.11%	46.25%	47.21%	54.64%
Noninterest expense to average assets	1.70%	1.86%	1.77%	1.77%	2.13%
Credit Quality:
Allowance for loan losses	$61,540	$59,156	$59,825	$75,235	$92,441
Allowance/gross loans	1.40%	1.47%	1.57%	2.12%	2.68%
Total nonaccrual loans	$7,152	$21,019	$32,186	$39,954	$57,997
Nonaccrual loans/gross loans, net of deferred loan fees	0.16%	0.52%	0.84%	1.13%	1.68%
Allowance/nonaccrual loans	860.46%	281.44%	185.87%	188.30%	159.39%
Net (recoveries), charge offs	$(8,784)	$(4,931)	$(690)	$456	$1,523
Net (recoveries), charge offs/average loans	-0.21%	-0.13%	-0.02%	0.01%	0.05%
Regulatory Capital Ratios:
Company:
Tier 1 leverage ratio	11.49%	11.22%	10.86%	11.30%	11.50%
Common equity Tier 1 risk-based capital ratio	16.48%	16.49%	N/A	N/A	N/A
Tier 1 risk-based capital ratio	16.94%	16.98%	16.99%	17.83%	18.23%
Total risk-based capital ratio	18.19%	18.23%	18.24%	19.09%	19.49%
Bank:
Tier 1 leverage ratio	11.36%	11.11%	10.77%	11.20%	11.21%
Common equity Tier 1 risk-based capital ratio	16.76%	16.81%	N/A	N/A	N/A
Tier 1 risk-based capital ratio	16.76%	16.81%	16.85%	17.67%	17.77%
Total risk-based capital ratio	18.01%	18.06%	18.11%	18.93%	19.03%

(1)	Dividends declared on common stock divided by net earnings.
(2)	Net loans, excluding Purchase Credit Impaired (“PCI”) loans.
(3)	Excludes loans held-for-sale. PCI loans are those loans acquired from SJB and previously covered by a loss sharing agreement with the FDIC.
(4)	Stockholders’ equity divided by total assets.
(5)	Net interest income (TE) divided by average interest-earning assets.
(6)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income. Also refer to “Noninterest Expense and Efficiency Ratio Reconciliation (non-GAAP)” under Analysis of the Results of Operations of Item 7 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Investment Securities — The Company classifies as held-to-maturity (“HTM”) those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale (“AFS”). Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the estimated terms of the securities. For mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2016.

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

OVERVIEW

For the year ended December 31, 2016, we reported net earnings of $101.4 million, compared with $99.1 million for 2015, an increase of $2.3 million, or 2.30%. Earnings for 2016 included $6.4 million in loan loss provision recapture and $4.1 million in nonrecurring expenses. This compares to $5.6 million in loan loss provision recapture and $13.9 million in pre-tax debt termination expense for 2015. Diluted earnings per share were $0.94 per share for the year ended December 31, 2016, compared to $0.93 per share for 2015.

At December 31, 2016, total assets of $8.07 billion increased $402.5 million, or 5.25%, from total assets of $7.67 billion at December 31, 2015. Interest-earning assets totaled $7.64 billion at December 31, 2016, an increase of $354.8 million, or 4.87%, when compared with total interest-earning assets of $7.29 billion at December 31, 2015. The increase in interest-earning assets was primarily due to a $378.1 million increase in total loans and a $15.2 million increase in interest-earning balances due from depository institutions. This was partially offset by a $37.5 million decrease in total investment securities.

Total investment securities were $3.18 billion at December 31, 2016, a decrease of $37.5 million from $3.22 billion at December 31, 2015.

At December 31, 2016, investment securities HTM totaled $911.7 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $1.7 million at December 31, 2016. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the HTM category from the AFS category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in accumulated other comprehensive income (“AOCI”) and amortized over the remaining life of the securities as a yield adjustment.

At December 31, 2016, investment securities AFS totaled $2.27 billion, inclusive of a pre-tax unrealized gain of $14.6 million.

Total loans and leases, net of deferred fees and discount, of $4.40 billion at December 31, 2016, increased by $378.1 million, or 9.41%, from $4.02 billion at December 31, 2015. The increase in total loans included $143.2 million of loans acquired from CCB during the first quarter of 2016. The $378.1 million increase in total loans was principally due to increases of approximately $272.8 million in commercial real estate loans, $45.8 million in commercial and industrial loans, $32.9 million in dairy & livestock and agribusiness loans, $17.3 million in construction loans, $16.8 million in SFR mortgage loans, and $8.0 million in consumer loans. SBA loans decreased by $9.7 million.

Noninterest-bearing deposits were $3.67 billion at December 31, 2016, an increase of $423.4 million, or 13.03%, compared to $3.25 billion at December 31, 2015. At December 31, 2016, noninterest-bearing deposits were 58.22% of total deposits, compared to 54.93% at December 31, 2015. Our average cost of total deposits was 9 basis points for 2016 and 2015.

At December 31, 2016 we had $603.0 million in customer repurchase agreements and $53.0 million in short-term borrowings, compared to 690.7 million and $46.0 million, respectively, at December 31, 2015.

At December 31, 2016, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2015. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $61.5 million at December 31, 2016, compared to $59.2 million at December 31, 2015. The allowance for loan losses was reduced by $6.4 million in 2016, offset by net recoveries of $8.8 million. The allowance for loan losses was 1.40% and 1.47% of total loans and leases outstanding at December 31, 2016 and December 31, 2015, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of December 31, 2016, the Company’s Tier 1 leverage capital ratio totaled 11.49%, our common equity Tier 1 ratio totaled 16.48%, our Tier 1 risk-based capital ratio totaled 16.94%, and our total risk-based capital ratio totaled 18.19%. Refer to our Analysis of Financial Condition-Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisitions

On September 22, 2016, we announced that we entered into a merger agreement with Valley Commerce Bancorp (“VCBP”), pursuant to which its subsidiary, Valley Business Bank will merge into Citizens Business Bank. Valley Business Bank has four branch locations and total assets of approximately $416 million. VCBP is a well-regarded 20 year institution that further strengthens our presence in the Central Valley area of California. The FDIC and Valley Commerce Bancorp’s shareholders have approved the transaction and we expect to close the transaction as soon as all remaining conditions have been fulfilled.

The Company completed the acquisition and integration of CCB in the first half of 2016. This follows recent strategic moves into the Central Coast area, which included new locations in Westlake Village and Santa Barbara in 2016, and Oxnard in 2015.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

					Variance
	For the Year Ended December 31,				2016		2015
	2016	2015		2014	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$257,074	$252,942		$236,514	$4,132	1.63%	$16,428	6.95%
Recapture of provision for loan losses	6,400	5,600		16,100	800	14.29%	(10,500)	-65.22%
Noninterest income	35,552	33,483		36,412	2,069	6.18%	(2,929)	-8.04%
Noninterest expense	(136,740)	(140,659	) (1)	(126,229)	3,919	2.79%	(14,430)	-11.43%
Income taxes	(60,857)	(52,221)		(58,776)	(8,636)	-16.54%	6,555	11.15%

Net earnings	$101,429	$99,145		$104,021	$2,284	2.30%	$(4,876)	-4.69%

Earnings per common share:
Basic	$0.94	$0.93		$0.98	$0.01		$(0.05)
Diluted	$0.94	$0.93		$0.98	$0.01		$(0.05)
Return on average assets	1.26%	1.31	% (1)	1.45%	-0.05%		-0.14%
Return on average shareholders’ equity	10.26%	10.87	% (1)	12.50%	-0.61%		-1.63%
Efficiency ratio	46.73%	49.11	% (1)	46.25%	-2.38%		2.86%
Noninterest expense to average assets	1.70%	1.86	% (1)	1.77%	-0.16%		0.09%

(1) Includes $13.9 million debt termination expense.

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the years ended December 31, 2016 and 2015 included debt termination expense of $16,000 and $13.9 million, respectively. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense during the year ended December 31, 2014.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net interest income	$257,074	$252,942	$236,514
Noninterest income	35,552	33,483	36,412

Noninterest expense	136,740	140,659	126,229
Less: debt termination expense	(16)	(13,870)	-

Adjusted noninterest expense	$136,724	$126,789	$126,229

Efficiency ratio	46.73%	49.11%	46.25%
Adjusted efficiency ratio	46.72%	44.27%	46.25%

Adjusted noninterest expense	$136,724	$126,789	$126,229
Average assets	8,022,994	7,565,056	7,150,017
Adjusted noninterest expense to average assets	1.70%	1.68%	1.77%

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

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended December 31,
	2016			2015				2014
	Average		Yield/	Average			Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest		Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,126,733	$43,538	2.07%	$2,339,849	$48,854		2.08%	$2,341,487	$47,301	2.03%
Tax-advantaged	123,844	4,164	4.90%	397,440	14,336		4.95%	578,594	20,913	4.95%
Held-to-maturity securities:
Taxable	500,557	10,183	2.03%	223,780	4,451		1.97%	1,640	164	10.00%
Tax-advantaged	300,484	10,044	4.51%	135,419	4,567		4.55%	-	-	-
Investment in FHLB stock	17,873	2,224	12.24%	20,497	2,774	(4)	13.35%	27,347	2,130	7.68%
Interest-earning deposits with other institutions	320,289	1,905	0.59%	276,459	868		0.31%	222,929	776	0.35%
Loans held-for-sale	-	-	-	-	-		-	90	-	-
Loans (2)	4,197,808	190,486	4.53%	3,788,008	181,631		4.79%	3,608,858	175,794	4.87%
Yield adjustment to interest income from discount accretion on PCI loans	(2,679)	2,506		(5,875)	4,032			(10,138)	5,825

Total interest-earning assets	7,584,909	265,050	3.57%	7,175,577	261,513		3.74%	6,770,807	252,903	3.86%
Total noninterest-earning assets	438,085			389,479				379,210

Total assets	$8,022,994			$7,565,056				$7,150,017

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,185,493	4,354	0.20%	$1,998,601	3,849		0.19%	$1,886,743	3,692	0.20%
Time deposits	584,149	1,603	0.27%	735,045	1,417		0.19%	713,813	1,285	0.18%

Total interest-bearing deposits	2,769,642	5,957	0.21%	2,733,646	5,266		0.19%	2,600,556	4,977	0.19%

FHLB advances, other borrowings, and customer repurchase agreements	637,585	2,019	0.32%	684,386	3,305		0.48%	845,686	11,412	1.33%

Interest-bearing liabilities	3,407,227	7,976	0.23%	3,418,032	8,571		0.25%	3,446,242	16,389	0.47%

Noninterest-bearing deposits	3,539,707			3,159,989				2,802,490
Other liabilities	87,328			74,997				69,258
Stockholders’ equity	988,732			912,038				832,027

Total liabilities and stockholders’ equity	$8,022,994			$7,565,056				$7,150,017

Net interest income		$257,074			$252,942				$236,514

Net interest income excluding discount on PCI loans		$254,568			$248,910				$230,689

Net interest spread - tax equivalent			3.34%				3.49%			3.39%
Net interest spread - tax equivalent excluding PCI discount			3.30%				3.43%			3.29%
Net interest margin			3.39%				3.52%			3.50%
Net interest margin - tax equivalent			3.46%				3.62%			3.62%
Net interest margin - tax equivalent excluding PCI discount			3.43%				3.56%			3.52%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non tax-equivalent (TE) rate was 2.24%, 2.38% and 2.35% for the years ended December 31, 2016, 2015 and 2014, respectively.
(2)	Includes loan fees of $3,953, $3,922 and $3,078 for the years ended December 31, 2016, 2015 and 2014, respectively. Prepayment penalty fees of $3,479, $4,920 and $2,983 are included in interest income for the years ended December 31, 2016, 2015 and 2014, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $923,000.

Net Interest Income and Net Interest Margin Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. The 2016, 2015 and 2014 net interest income and net interest margin include a yield adjustment of $2.5 million, $4.0 million and $5.8 million, respectively. These yield adjustments relate to discount accretion on PCI loans, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Year Ended December 31,
	2016			2015			2014
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
				(Dollars in thousands)
Total interest-earning assets (TE)	$7,584,909	$270,358	3.57%	$7,175,577	$268,422	3.74%	$6,770,807	$260,573	3.86%
Discount on acquired PCI loans	2,679	(2,506)		5,875	(4,032)		10,138	(5,825)

Total interest-earning assets, excluding PCI loan discount and yield adjustment	$7,587,588	$267,852	3.53%	$7,181,452	$264,390	3.68%	$6,780,945	$254,748	3.77%

Net interest income and net interest margin (TE)		$262,382	3.46%		$259,851	3.62%		$244,184	3.62%
Yield adjustment to interest income from discount accretion on acquired PCI loans		(2,506)			(4,032)			(5,825)

Net interest income and net interest margin (TE), excluding yield adjustment		$259,876	3.43%		$255,819	3.56%		$238,359	3.52%

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2016 Compared to 2015 Increase (Decrease) Due to				2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
				(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(5,121)	$(214)	$19	$(5,316)	$(52)	$1,607	$(2)	$1,553
Tax-advantaged investment securities	(9,930)	(786)	544	(10,172)	(6,584)	11	(4)	(6,577)
Held-to-maturity securities:
Taxable investment securities	5,408	145	179	5,732	22,449	(133)	(18,029)	4,287
Tax-advantaged investment securities	5,564	(39)	(48)	5,477	4,567	-	-	4,567
Investment in FHLB stock	(351)	(228)	29	(550)	(532)	1,569	(393)	644
Interest-earning deposits with other institutions	138	776	123	1,037	196	(84)	(20)	92
Loans HFS	-	-	-	-	-	-	-	-
Loans	20,790	(10,770)	(1,165)	8,855	8,661	(2,690)	(134)	5,837
Yield adjustment from discount accretion on PCI loans	(2,184)	1,442	(784)	(1,526)	(2,450)	1,133	(476)	(1,793)

Total interest income	14,314	(9,674)	(1,103)	3,537	26,255	1,413	(19,058)	8,610

	Comparison of Year Ended December 31,
	2016 Compared to 2015 Increase (Decrease) Due to				2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
				(Dollars in thousands)
Interest expense:
Savings deposits	368	126	11	505	463	(289)	(17)	157
Time deposits	(297)	608	(125)	186	38	91	3	132
FHLB advances, other borrowings, and customer repurchase agreements	(225)	(1,139)	78	(1,286)	(2,189)	(7,313)	1,395	(8,107)

Total interest expense	(154)	(405)	(36)	(595)	(1,688)	(7,511)	1,381	(7,818)

Net interest income	$14,468	$(9,269)	$(1,067)	$4,132	$27,943	$8,924	$(20,439)	$16,428

2016 Compared to 2015

Net interest income, before recapture of provision for loan losses, of $257.1 million for 2016 increased $4.1 million, or 1.63%, compared to $252.9 million for 2015. Average interest-earning assets of $7.58 billion grew by $409.3 million, or 5.70%, from $7.18 billion for 2015. Our net interest margin tax equivalent (TE) was 3.46% for 2016, compared to 3.62% for 2015. Total cost of funds decreased to 0.11% for 2016 from 0.13% for 2015.

Interest income for 2016 was $265.1 million, which represented a $3.5 million, or 1.35%, increase when compared to 2015. Interest income grew by $14.3 million as a result of the $409.3 million growth in earning assets, but the decline in the earning asset yield reduced interest income by $11.0 million. The tax equivalent yield on earning assets declined from 3.74% in 2015 to 3.57% in 2016, primarily due to the 0.26% decrease in loan yields.

Interest income and fees on loans for 2016 totaled $193.0 million which represented a $7.3 million, or 3.95%, increase when compared to 2015. The low interest rate environment and competitive pricing pressures continued to impact both loan retention and loan yields during 2016. Our average loan yield on loans (excluding discount on PCI loans) was 4.53% for 2016, compared to 4.79% for 2015.

For the year ended December 31, 2016, there were four nonperforming, troubled debt restructuring (“TDR”) loans that were paid in full resulting in the recognition of $3.3 million of interest income. This compares to five nonperforming loans paid in full resulting in a $4.9 million increase in interest income in 2015. When this recaptured nonaccrued interest is excluded, the net increase margin (TE) was 3.42% for 2016, compared to 3.55% for 2015. Interest income from prepayment penalties declined by $1.4 million from $4.9 million in 2015 to $3.5 million for 2016. The impact of loan repricing and lower prepayment penalties combined for an approximate 13 basis point decline in the net interest margin.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2016 and 2015. As of December 31, 2016 and 2015, we had $7.2 million and $21.0 million of nonaccrual loans (excluding PCI loans), respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $493,000 and $1.2 million greater for 2016 and 2015, respectively.

Net loan fees and the direct costs associated with the origination or purchase of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $4.0 million for 2016, compared to $3.9 million for 2015.

Interest income from total investment securities of $67.9 million for 2016 decreased $4.3 million, or 5.93%, from $72.2 million for 2015. This decrease was the result of both a $44.9 million decline in average investment securities and a 0.14% decline in the average non-TE yield on securities for 2016. Dividend income from FHLB stock decreased by $550,000 from 2015, due to a special dividend of $923,000 from the FHLB.

Interest expense of $8.0 million for 2016 decreased $595,000, or 6.94%, compared to $8.6 million for 2015. The average rate paid on interest-bearing liabilities decreased two basis points, to 0.23% for 2016, from 0.25% for 2015. Average interest-bearing liabilities were $10.8 million lower in 2016, compared to 2015, as repurchase agreements and other borrowings declined by $46.8 million. The combination of a lower cost of interest bearing liabilities and the $379.7 million increase in non-interest bearing deposits resulted in a reduction in cost of funds from 0.13% in 2015 to 0.11% in 2016.

2015 Compared to 2014

Net interest income, before recapture of provision for loan losses, of $252.9 million for 2015 increased $16.4 million, or 6.95%, compared to $236.5 million for 2014. Interest-earning assets grew by $404.8 million, or 5.98%, from $6.77 billion for 2014 to $7.18 billion for 2015. Our net interest margin (TE) was 3.62% for 2015 and 2014. Net interest income for 2015 was also positively impacted by a $7.8 million decrease in interest expense, primarily due to the prepayment of a $200.0 million FHLB fixed rate debt in the first quarter of 2015. Total cost of funds decreased to 0.13% for 2015 from 0.26% for 2014.

Interest income for 2015 was $261.5 million, which represented an $8.6 million, or 3.40%, increase when compared to 2014. Interest income and fees and loans for 2015 totaled $185.7 million, which represented a $4.0 million, or 2.23%, increase when compared to 2014. This increase was primarily due to a $183.4 million increase in average loans for 2015 when compared to 2014, offset by an 8 basis point decline in the average yield on loans (excluding discount on PCI loans) for 2015.

There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2015 and 2014. As of December 31, 2015 and 2014, we had $21.0 million and $32.2 million of nonaccrual loans (excluding PCI loans), respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and condition, interest income would have been approximately $1.2 million and $2.0 million greater for 2015 and 2014, respectively.

Net loan fees and the direct costs associated with the origination or purchase of loans are deferred and deducted from total loans on our balance sheet. Net deferred loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $3.9 million for 2015, compared to $3.1 million for 2014.

Interest income from investment securities was $72.2 million for 2015, a $3.8 million increase from $68.4 million for 2014. This increase was the result of both a $174.8 million increase in average investment securities and a three basis point increase in the average non-TE yield on securities for 2015, compared to 2014.

Interest expense of $8.6 million for 2015 decreased $7.8 million, or 47.70%, compared to $16.4 million for 2014. Interest expense from FHLB advances and other borrowings declined by $8.1 million as a result of the prepayment of a $200.0 million FHLB fixed rate debt in the first quarter of 2015. The average rate paid on interest-bearing liabilities decreased 22 basis points, to 0.25% for 2015, from 0.47% for 2014.

Provision for Loan Losses

The allowance for loan losses is increased by the provision for loan losses and recoveries of prior losses, and is decreased by recapture of provisions and by charge-offs taken when management believes the uncollectability of any loan is confirmed. The provision for loan losses is determined by management as the amount to be added to (subtracted from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to an appropriate level which, in management’s best estimate, is necessary to absorb probable loan losses within the existing loan portfolio.

The allowance for loan losses totaled $61.5 million at December 31, 2016, compared to $59.2 million at December 31, 2015. The allowance for loan losses was reduced by a $6.4 million loan loss provision recapture for 2016, offset by net recoveries of $8.8 million. We recorded a $5.6 million loan loss provision recapture for

2015 and a $16.1 million loan loss provision recapture for 2014. We believe the allowance is appropriate at December 31, 2016. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of December 31, 2016, 2015 and 2014 was 1.40%, 1.47% and 1.57%, respectively. Refer to the discussion of Allowance for Loan Losses in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $8.8 million for 2016, compared to net recoveries of $5.0 million for 2015 and net recoveries of $690,000 for 2014. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 — Summary of Significant Accounting Policies of the consolidated financial statements. During the year ended December 31, 2016 there were no charge-offs or recoveries, compared to $92,000 in net charge-offs for 2015 and $40,000 in net charge-offs for 2014, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	For the Year Ended December 31,			2016		2015
	2016	2015	2014	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$15,066	$15,567	$15,778	$(501)	-3.22%	$(211)	-1.34%
Trust and investment services	9,595	8,642	8,118	953	11.03%	524	6.45%
Bankcard services	2,921	3,094	3,386	(173)	-5.59%	(292)	-8.62%
BOLI income	2,612	2,561	2,428	51	1.99%	133	5.48%
Gain (loss) on sale of investment securities, net	548	(22)	-	570	2590.91%	(22)	-
Change in FDIC loss sharing asset, net	(5)	(902)	(3,591)	897	99.45%	2,689	74.88%
Gain (loss) on OREO, net	(20)	416	1,020	(436)	-104.81%	(604)	-59.22%
Gain on sale of loans	1,101	732	6,001	369	50.41%	(5,269)	-87.80%
Other	3,734	3,395	3,272	339	9.99%	123	3.76%

Total noninterest income	$35,552	$33,483	$36,412	$2,069	6.18%	$(2,929)	-8.04%

2016 Compared to 2015

The $2.1 million increase in noninterest income was primarily due to a $953,000 increase in trust and investment service fees, an $897,000 positive impact from the change in the FDIC loss sharing asset, and a

$548,000 gain on the sale of investment securities in the third quarter of 2016. Gain on sale of loans increased by $369,000 due to a $1.1 million net gain on sale of loans in the first quarter of 2016. These gains were offset by a decrease of $501,000 in service charges on deposit accounts and a decrease of $436,000 in gain on sale of OREO during 2016 compared to 2015. Other income included a $358,000 increase in swap fee income for 2016 and a $272,000 net gain on the sale of our Porterville branch during the second quarter of 2016.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2016, CitizensTrust had approximately $2.69 billion in assets under management and administration, including $2.08 billion in assets under management. CitizensTrust generated fees of $9.6 million for 2016, compared to $8.6 million for 2015.

The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income was $2.6 million for both 2016 and 2015.

2015 Compared to 2014

The $2.9 million decrease in noninterest income for 2015 was primarily due to a $732,000 gain on the sale of loans in 2015, compared to a $6.0 million gain for 2014. This was partially offset by a $902,000 net decrease in the FDIC loss sharing asset, compared to a $3.6 million net decrease for 2014.

At December 31, 2015, CitizensTrust had approximately $2.42 billion in assets under management and administration, including $1.88 billion in assets under management. CitizensTrust generated fees of $8.6 million for 2015, compared to $8.1 million for 2014.

BOLI income of $2.6 million for 2015 increased $133,000, or 5.48%, from $2.4 million for 2014.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	For the Year Ended December 31,			2016		2015
	2016	2015	2014	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$82,630	$78,618	$76,644	$4,012	5.10%	$1,974	2.58%
Occupancy	12,138	11,141	11,345	997	8.95%	(204)	-1.80%
Equipment	3,503	3,751	3,919	(248)	-6.61%	(168)	-4.29%
Professional services	5,054	5,757	5,460	(703)	-12.21%	297	5.44%
Software licenses and maintenance	5,465	5,368	5,402	97	1.81%	(34)	-0.63%
Stationery and supplies	1,178	1,295	1,530	(117)	-9.03%	(235)	-15.36%
Telecommunications expense	2,222	1,649	1,565	573	34.75%	84	5.37%
Marketing and promotion	5,027	5,015	5,195	12	0.24%	(180)	-3.46%
Amortization of intangible assets	1,106	949	1,137	157	16.54%	(188)	-16.53%
Debt termination expense	16	13,870	-	(13,854)	-99.88%	13,870	-
Regulatory assessments	3,785	4,168	3,996	(383)	-9.19%	172	4.30%
Insurance	1,719	1,771	1,931	(52)	-2.94%	(160)	-8.29%
Loan expense	991	904	1,260	87	9.62%	(356)	-28.25%
OREO expense	500	443	307	57	12.87%	136	44.30%
Recapture of provision for unfunded loan commitments	(450)	(500)	(1,250)	50	10.00%	750	60.00%
Directors’ expenses	797	691	1,032	106	15.34%	(341)	-33.04%
Acquisition related expenses	1,897	475	1,973	1,422	299.37%	(1,498)	-75.92%
Impairment loss on asset held-for-sale	2,558	-	-	2,558	-	-	-
Legal settlement	1,500	-	-	1,500	-	-	-
Other	5,104	5,294	4,783	(190)	-3.59%	511	10.68%

Total noninterest expense	$136,740	$140,659	$126,229	$(3,919)	-2.79%	$14,430	11.43%

Noninterest expense to average assets, excluding debt termination expense	1.70%	1.68%	1.77%

Efficiency ratio, excluding debt termination expense(1)	46.72%	44.27%	46.25%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of the debt termination expense, noninterest expense measured as a percentage of average assets was 1.70% for 2016, compared to 1.68% and 1.77% for 2015 and 2014, respectively.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2016, the efficiency ratio, excluding debt termination expense, was 46.72%, compared to 44.27% for 2015 and 46.25% for 2014.

2016 Compared to 2015

Noninterest expense for 2016 was $3.9 million lower than 2015, as $13.9 million in debt termination expense was incurred in 2015. Excluding the impact of debt termination expense, noninterest expense of $136.7 million increased $9.9 million, or 7.84%. This increase was primarily due to $4.1 million in nonrecurring expenses resulting from a fair value adjustment of $2.6 million for our operations center, which was classified as an asset held-for-sale at December 31, 2016, and a $1.5 million accrual for the settlement of a wage-hour class action lawsuit. Salaries and employee benefits increased $4.0 million, principally due to additional compensation related costs resulting from the acquisition of CCB, the opening of our Santa Barbara commercial banking center in January 2016, and other strategic new hires. Acquisition expenses of $1.9 million in 2016 were due to the CCB acquisition and pending Valley Business Bank acquisition.

2015 Compared to 2014

Noninterest expense for 2015 increased $14.4 million, compared to 2014. The overall increase was primarily due to pre-tax debt termination expense of $13.9 million resulting from the redemption of a $200.0 million FHLB fixed rate advance in the first quarter of 2015. The $1.8 million increase in salaries and employee benefits expense was principally due to our growth and expansion efforts in Los Angeles, Ventura and Santa Barbara Counties. As part of these growth efforts, we hired new teams of bankers to lead our expansion into the southern portion of California’s Central Coast markets. We hired a six person team to form our new Commercial Banking Center location in Oxnard, California. The Oxnard Commercial Banking Center represents an important and strategic expansion for the Bank into the Ventura County and Santa Barbara County markets. We also hired a new team of bankers to continue to build out our downtown Los Angeles Commercial Banking Center with the objective of expanding our business activities. Acquisition related costs for CCB in 2015 were $475,000, compared to acquisition related costs of $2.0 million for American Security Bank (“ASB”) in 2014. Noninterest expense for 2015 also included a $500,000 recapture of provision for unfunded loan commitments, compared to $1.3 million for 2014.

Income Taxes

The Company’s effective tax rate for 2016 was 37.50%, compared to 34.50% for 2015 and 36.10% for 2014. Our estimated annual effective tax rate varies depending upon tax-advantaged income as well as available tax credits.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. Our Centers and Dairy & Livestock and Agribusiness are the focal points for customer sales and services and the primary focus of management of the Company. In 2016, Dairy & Livestock and Agribusiness was reflected as our second reportable segment. All other operating departments have been aggregated and included in the “Other” category for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type in 2016. Prior period information has been conformed to the current presentation. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the “Other” category. Taxes are not included in the segments as this is accounted for at the corporate level. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Refer to Note 3 — Summary of Significant Accounting Policies and Note 21 — Business Segments of the consolidated financial statements.

Key measures we use to evaluate the segments’ performance are included in the following table for the years ended December 31, 2016, 2015 and 2014. These tables also provide additional significant segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Year Ended December 31,
	2016	2015	2014
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income	$178,183	$167,633	$159,932
Recapture of provision for loan losses	(172)	(6,711)	(9,204)
Noninterest income	20,179	20,677	20,513
Noninterest expense	50,110	48,568	47,493

Segment pre-tax profit	$148,424	$146,453	$142,156

Balance Sheet
Average loans	$3,377,639	$3,001,503	$2,851,809
Average interest-bearing deposits and customer repurchase agreements	$3,203,070	$3,080,142	$2,964,404
Yield on loans (1)	4.55%	4.78%	4.88%
Rate paid on interest-bearing deposits and customer repurchases	0.22%	0.21%	0.22%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the year ended December 31, 2016, the Centers’ segment pre-tax profit increased by $2.0 million, or 1.35%, primarily due to an increase in interest income of $12.0 million, or 6.73%, compared to 2015. The $12.0 million increase in interest income for 2016 was principally due to a $376.1 million increase in average loans offset by a 23 basis point drop in the loan yield to 4.55% for 2016, compared to 4.78% for 2015. The market for new loans continued to remain competitive. The increase in interest income was offset by a $1.5 million increase in noninterest expense for 2016 compared to 2015, principally due to additional compensation related costs resulting from the acquisition of CCB, the opening of our Santa Barbara commercial banking center in January 2016, and other strategic new hires. In addition, 2016 included a loan loss provision recapture of $172,000 for 2016, compared to a $6.7 million loan loss provision recapture for 2015.

For the year ended December 31, 2015, the Centers’ segment pre-tax profit increased by $4.3 million, or 3.02%, primarily due to an increase in interest income of $8.2 million, or 4.82%, compared to 2014. The $8.2 million increase in interest income for 2015 was principally due to a $149.7 million increase in average loans offset by a 10 basis point drop in the loan yield to 4.78% for 2015, compared to 4.88% for 2014. The increase in interest income was offset by a $1.1 million increase in noninterest expense for 2015 compared to 2014, principally due to additional compensation related costs resulting from our growth and expansion efforts in Los Angeles, Ventura and Santa Barbara Counties. In addition, 2016 included a loan loss provision recapture of $6.7 million for 2015, compared to a $9.2 million loan loss provision recapture for 2014.

Dairy & Livestock and Agribusiness

	For the Year Ended December 31,
	2016	2015	2014
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income	$7,973	$7,558	$6,500
(Recapture of) provision for loan losses	2,296	143	(5,680)
Noninterest income	223	261	281
Noninterest expense	1,958	1,844	1,757

Segment pre-tax profit	$3,942	$5,832	$10,704

Balance Sheet
Average loans	$428,864	$370,582	$351,940
Average interest-bearing deposits and customer	$23,606	$25,895	$10,540
Yield on loans (1)	3.46%	3.53%	3.63%
Rate paid on interest-bearing deposits and customer repurchases	0.15%	0.18%	0.14%

For the year ended December 31, 2016, the dairy & livestock and agribusiness segment pre-tax profit decreased by $1.9 million, or 32.41%, primarily due to an increase in the loan loss provision of $2.2 million for 2016, compared to 2015.

For the year ended December 31, 2015, the dairy & livestock and agribusiness segment pre-tax profit decreased by $4.9 million, or 45.52%, primarily due to a loan loss provision of $143,000 for 2015, compared to a $5.7 million loan loss provision recapture for 2014.

Other

	For the Year Ended December 31,
	2016	2015	2014
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income (1)	$70,918	$77,751	$70,082
(Recapture of) provision for loan losses	(8,524)	968	(1,216)
Noninterest income	15,150	12,545	15,618
Noninterest expense	84,656	76,377	76,979
Debt termination expense	16	13,870	-

Segment pre-tax profit (loss)	$9,920	$(919)	$9,937

Balance Sheet
Average investments	$3,051,618	$3,096,488	$2,921,721
Average loans	$388,626	$410,048	$394,971
Average interest-bearing deposits	$174,986	$279,918	$258,535
Average borrowings	$28,806	$55,565	$226,539
Yield on investments -TE	2.42%	2.55%	2.61%
Non-tax equivalent yield	2.24%	2.38%	2.35%
Yield on loans	6.26%	7.07%	7.54%
Average cost of borrowings	1.91%	3.27%	4.29%

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

For the year ended December 31, 2016, the Company’s other operating departments, including treasury and administration, reported a pre-tax profit of $9.9 million, compared to a pre-tax loss of $919,000 for 2015. This $10.8 million increase in pre-tax profit was primarily due to $13.9 million in debt termination expense as a result of the redemption of $200.0 million of fixed rate debt from the FHLB on February 23, 2015. In addition, 2016 included a loan loss provision recapture of $8.5 million for 2016, compared to a $968,000 loan loss provision for 2015. Net interest income decreased $6.8 million as a result of a $44.9 million decrease in average investments and a 14 basis point drop in non-tax equivalent yield on investments. The yield on loans also decreased 81 basis points from 2015. The overall decrease in net interest income was partially offset by a decrease of $1.4 million in interest expense due to the redemption of fixed rate debt from the FHLB in the first quarter of 2015. The $8.3 million increase in noninterest expense in 2016 included $4.1 million in nonrecurring expenses resulting from a fair value adjustment of $2.6 million for our operations center, and a $1.5 million accrual for the settlement of a wage-hour class action lawsuit. Acquisition expenses of $1.9 million in 2016 were due to the CCB acquisition and pending Valley Business Bank acquisition.

For the year ended December 31, 2015, the Company’s other operating departments, reported a pre-tax loss of $919,000, compared to a pre-tax profit of $9.9 million for 2014. This $10.9 million decrease in pre-tax profit was primarily due to $13.9 million in debt termination expense as a result of the redemption of $200.0 million of fixed rate debt from the FHLB on February 23, 2015, offset by an $8.0 million decline in interest expense due to the redemption of the FHLB fixed rate debt in the first quarter of 2015. In addition, 2015 included a loan loss provision of $968,000, compared to a $1.2 million loan loss provision recapture for 2014. Net interest income for 2015 was positively impacted as a result of one non-performing commercial real estate loan that was paid in full resulting in a $2.8 million increase to interest income. Average loans increased by $15.1 million, but the positive contributions to interest income was partially offset by a 47 basis point drop in the loan yield for 2015, compared to 2014. Noninterest income for 2015 decreased $3.1 million primarily due to a $5.3 million decrease in gain on sale of loans, offset by an increase of $2.7 million related to the FDIC loss sharing asset (a net decrease in the FDIC loss sharing asset of $902,000 for 2015, compared to $3.6 million for 2014).

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.07 billion at December 31, 2016. This represented an increase of $402.5 million, or 5.25%, from total assets of $7.67 billion at December 31, 2015. Interest-earning assets totaled $7.64 billion at December 31, 2016, an increase of $354.8 million, or 4.87%, when compared with interest-earning assets of $7.29 billion at December 31, 2015. The increase in interest-earning assets was primarily due to a $378.1 million increase in total loans and a $15.2 million increase in interest-earning balances due from depository institutions. This was partially offset by a $37.5 million decrease in total investment securities. Total liabilities were $7.08 billion at December 31, 2016, an increase of $335.0 million, or 4.97%, from total liabilities of $6.75 billion at December 31, 2015. Total equity increased $67.5 million, or 7.31%, to $990.9 million at December 31, 2016, compared to total equity of $923.4 million at December 31, 2015.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2016, we reported total investment securities of $3.18 billion. This represented a decrease of $37.5 million, or 1.16%, from total investment securities of $3.22 billion at December 31, 2015. During the third quarter of 2015, we transferred investment securities from our AFS security portfolio to HTM. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At December 31, 2016, investment securities HTM totaled $911.7 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $1.7 million at December 31, 2016. At December 31, 2016, our investment securities AFS totaled $2.27 billion, inclusive of a pre-tax unrealized gain of $14.6 million. The after-tax unrealized gain reported in AOCI on investment securities AFS was $8.5 million.

As of December 31, 2016, the Company had a pre-tax net unrealized holding gain on total investment securities of $16.3 million, compared to a pre-tax net unrealized holding gain of $33.9 million at December 31, 2015. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For 2016, total repayments/maturities and proceeds from sales of investment securities totaled $827.6 million. The Company purchased additional investment securities totaling $808.0 million and $694.6 million for 2016 and 2015, respectively. We sold two investment securities with a recognized gain of $548,000 in 2016. This compares to one investment security sold in 2015 with a recognized loss of approximately $22,000. No investment securities were sold in 2014.

The table below summarizes the fair value of AFS investment securities for the periods presented.

	December 31,
	2016		2015		2014
	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Government agency/GSE	$2,752	0.12%	$5,745	0.24%	$330,843	10.55%
Residential mortgage-backed securities	1,834,748	80.81%	1,813,097	76.55%	1,917,496	61.12%
CMO/REMIC - residential	347,189	15.29%	383,781	16.20%	304,091	9.69%
Municipal bonds	80,071	3.53%	160,973	6.80%	579,641	18.48%
Other securities	5,706	0.25%	5,050	0.21%	5,087	0.16%

Total available-for-sale securities	$2,270,466	100.00%	$2,368,646	100.00%	$3,137,158	100.00%

The table below set forth the carrying value of HTM investment securities for the periods presented.

	December 31,
	2016		2015		2014
	Amortized Cost	Percent	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$182,648	20.03%	$293,338	34.47%	$-	-
Residential mortgage-backed securities	193,699	21.25%	232,053	27.27%	-	-
CMO	244,419	26.81%	1,284	0.15%	1,528	100.00%
Municipal bonds	290,910	31.91%	324,314	38.11%	-	-

Total held-to-maturity securities	$911,676	100.00%	$850,989	100.00%	$1,528	100.00%

Fair Value	$897,374		$853,039		$2,177

The maturity distribution of the AFS portfolio consists of the following for the period presented.

	December 31, 2016
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,752	$-	$-	$-	$2,752	0.12%
Residential mortgage-backed securities	2,691	1,773,933	33,147	24,977	1,834,748	80.81%
CMO/REMIC - residential	97	181,063	47,809	118,220	347,189	15.29%
Municipal bonds (1)	10,958	31,175	7,951	29,987	80,071	3.53%
Other securities	506	-	-	5,200	5,706	0.25%

Total	$17,004	$1,986,171	$88,907	$178,384	$2,270,466	100.00%

Weighted average yield:
Government agency/GSE	0.95%	-	-	-	0.95%
Residential mortgage-backed securities	5.05%	2.39%	2.35%	2.72%	2.40%
CMO/REMIC - residential	3.07%	1.33%	2.36%	2.67%	1.92%
Municipal bonds (1)	2.13%	3.42%	3.95%	2.70%	3.02%
Other securities	-	-	-	6.19%	5.62%
Total	2.33%	2.31%	2.50%	2.78%	2.35%

(1)	The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 31, 2016 was 4.65%.

The maturity distribution of the HTM portfolio consists of the following for the period presented.

	December 31, 2016
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$-	$424	$-	$182,224	$182,648	20.03%
Residential mortgage-backed securities	-	188,741	-	4,958	193,699	21.25%
CMO	-	154,961	89,458	-	244,419	26.81%
Municipal bonds (1)	-	11,137	111,112	168,661	290,910	31.91%
Other securities	-	-	-	-	-	-

Total	$-	$355,263	$200,570	$355,843	$911,676	100.00%

Weighted average yield:
Government agency/GSE	-	1.36%	-	1.89%	1.89%
Residential mortgage-backed securities	-	2.28%	-	2.91%	2.30%
CMO	-	2.05%	2.08%	-	2.06%
Municipal bonds (1)	-	3.40%	3.40%	3.09%	3.22%
Other securities	-	-	-	-	-
Total	-	2.21%	2.81%	2.47%	2.45%

(1)	The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 31, 2016 was 4.96%.

The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMO/REMIC whose maturities are defined as the estimated average life. The final maturity of mortgage-backed securities and CMO/REMIC will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rate rise. This will either shorten or extend the estimated average life. Also, the yield on mortgage-backed securities and CMO/REMIC are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discounts of each security as repayments increase or decrease. The Company obtains the estimated average life of each security from independent third parties.

The weighted-average yield on the total investment portfolio at December 31, 2016 was 2.38% with a weighted-average life of 4.5 years. This compares to a weighted-average yield of 2.55% at December 31, 2015 with a weighted-average life of 4.1 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 88% of the securities in the total investment portfolio, at December 31, 2016, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2016, approximately $114.1 million in U.S. government agency bonds are callable.

The Agency CMO/REMIC are backed by agency-pooled collateral. All non-agency AFS CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2016 and 2015. We had three nonagency AFS CMO/REMIC securities with a carrying value of $84,000 and $183,000 at December 31, 2016 and 2015, respectively.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers for the periods presented.

	December 31, 2016		December 31, 2015
	Book Value	Market Value	Book Value	Market Value
Major issuer:	(Dollars in thousands)
Federal National Mortgage Association	$1,282,274	$1,291,769	$1,541,033	$1,556,388
Federal Home Loan Mortgage Corporation	1,036,363	1,039,163	906,942	916,403
Government National Mortgage Association	289,054	282,516	50,910	52,135
Small Business Administration	182,224	180,613	153,638	154,538

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state for the periods presented.

	December 31, 2016
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
California	$13,449	16.8%	$13,681	17.1%
Minnesota	11,100	13.9%	10,690	13.4%
Iowa	8,620	10.8%	8,800	11.0%
Arizona	7,033	8.8%	7,132	8.9%
Connecticut	6,979	8.7%	6,896	8.6%
Massachusetts	5,979	7.5%	5,770	7.2%
All other states (10 states)	26,977	33.5%	27,102	33.8%

Total	$80,137	100.0%	$80,071	100.0%

Municipal Securities held-to-maturity:
Minnesota	$68,913	23.7%	$67,651	23.6%
Texas	32,607	11.2%	32,051	11.2%
Massachusetts	18,645	6.4%	18,247	6.4%
Pennsylvania	17,506	6.0%	17,576	6.1%
New York	16,811	5.8%	16,738	5.8%
Ohio	16,400	5.6%	16,325	5.7%
All other states (21 states)	120,028	41.3%	118,330	41.2%

Total	$290,910	100.0%	$286,918	100.0%

	December 31, 2015
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
New Jersey	$25,458	16.1%	$25,919	16.1%
Washington	18,847	11.9%	19,219	12.0%
Michigan	17,580	11.1%	17,765	11.0%
Missouri	14,937	9.5%	15,012	9.3%
California	13,838	8.8%	14,059	8.7%
Illinois	10,266	6.5%	10,402	6.5%
All other states (11 states)	57,014	36.1%	58,597	36.4%

Total	$157,940	100.0%	$160,973	100.0%

Municipal Securities held-to-maturity:
Minnesota	$60,617	18.7%	$61,530	18.8%
Michigan	38,496	11.9%	38,303	11.7%
Texas	37,160	11.5%	37,557	11.5%
Ohio	23,028	7.1%	23,016	7.1%
New Jersey	21,202	6.5%	21,184	6.5%
Pennsylvania	17,500	5.4%	17,739	5.4%
All other states (21 states)	126,311	38.9%	127,317	39.0%

Total	$324,314	100.0%	$326,646	100.0%

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	583,143	(6,232)	-	-	583,143	(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,745	$(7)	$-	$-	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	-	-	437,699	(1,761)
CMO/REMIC - residential	171,923	(1,074)	-	-	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSE	$84,495	$(734)	$-	$-	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	-	-	230,760	(1,293)
CMO	-	-	-	-	-	-
Municipal bonds	110,119	(719)	-	-	110,119	(719)

Total held-to-maturity securities	$425,374	$(2,746)	$-	$-	$425,374	$(2,746)

As of December 31, 2015, the Company had one OTTI HTM security with a net carrying value of $1.3 million. This security sold for a net gain of $546,000 in 2016. The Company did not record any charges for other-than-temporary impairment losses for the years ended December 31, 2016 and 2015.

Loans

Total loans and leases, net of deferred fees and discounts, of $4.40 billion at December 31, 2016, increased by $378.1 million, or 9.41%, from $4.02 billion at December 31, 2015. The increase in total loans included $143.2 million of loans acquired from CCB during the first quarter of 2016. The $378.1 million increase in total loans was principally due to increases of approximately $272.8 million in commercial real estate loans, $45.8 million in commercial and industrial loans, $32.9 million in dairy & livestock and agribusiness loans, $17.3 million in construction loans, $16.8 million in SFR mortgage loans, and $8.0 million in consumer loans. SBA loans decreased by $9.7 million.

Total loans, net of deferred loan fees, comprise 57.49% of our total earning assets as of December 31, 2016. The following table presents our loan portfolio, excluding PCI and held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Commercial and industrial	$485,078	$434,099	$390,011	$376,800	$391,664
SBA	97,184	106,867	134,265	135,992	155,758
Real estate:
Commercial real estate	2,930,141	2,643,184	2,487,803	2,207,515	1,990,107
Construction	85,879	68,563	55,173	47,109	59,721
SFR mortgage	250,605	233,754	205,124	189,233	159,288
Dairy & livestock and agribusiness	338,631	305,509	279,173	294,292	336,660
Municipal lease finance receivables	64,639	74,135	77,834	89,106	105,767
Consumer and other loans	78,274	69,278	69,884	55,103	60,273

Gross loans, excluding PCI loans	4,330,431	3,935,389	3,699,267	3,395,150	3,259,238
Less: Deferred loan fees, net	(6,952)	(8,292)	(8,567)	(9,234)	(6,925)

Gross loans, excluding PCI loans, net of deferred loan fees	4,323,479	3,927,097	3,690,700	3,385,916	3,252,313
Less: Allowance for loan losses	(60,321)	(59,156)	(59,825)	(75,235)	(92,441)

Net loans, excluding PCI loans	4,263,158	3,867,941	3,630,875	3,310,681	3,159,872

PCI Loans	73,093	93,712	133,496	173,104	220,559
Discount on PCI loans	(1,508)	(3,872)	(7,129)	(12,789)	(25,344)
Less: Allowance for loan losses	(1,219)	-	-	-	-

PCI loans, net	70,366	89,840	126,367	160,315	195,215

Total loans and lease finance receivables	$4,333,524	$3,957,781	$3,757,242	$3,470,996	$3,355,087

As of December 31, 2016, $180.6 million, or 6.16% of the total commercial real estate loans included loans secured by farmland, compared to $173.0 million, or 6.54%, at December 31, 2015. The loans secured by farmland included $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016, compared to $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015. As of December 31, 2016, dairy & livestock and agribusiness loans of $338.6 million was comprised of $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans, compared to $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans at December 31, 2015.

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

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type (PCI)

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Commercial and industrial	$2,309	$7,473	$14,605	$19,047	$24,680
SBA	327	393	1,110	1,414	1,469
Real estate:
Commercial real estate	67,594	81,786	109,350	141,141	179,428
Construction	-	-	-	644	1,579
SFR mortgage	178	193	205	313	1,415
Dairy & livestock and agribusiness	1,216	1,429	4,890	6,000	5,651
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	1,469	2,438	3,336	4,545	6,337

Gross PCI loans	73,093	93,712	133,496	173,104	220,559
Less: Purchase accounting discount	(1,508)	(3,872)	(7,129)	(12,789)	(25,344)

Gross PCI loans, net of discount	71,585	89,840	126,367	160,315	195,215
Less: Allowance for PCI loan losses	(1,219)	-	-	-	-

Net PCI loans	$70,366	$89,840	$126,367	$160,315	$195,215

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

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of December 31, 2016, the Company had $16.7 million of total SBA 7(a) loans. The SBA 7(a) loans of include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of December 31, 2016, the Company had $80.8 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, single-family residences, multi-family residences, and farmland.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of December 31, 2016.

	December 31, 2016
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,619,070	37.4%	$1,112,560	38.0%
Central Valley	785,446	18.1%	477,119	16.3%
Inland Empire	703,627	16.3%	590,678	20.1%
Orange County	589,905	13.6%	333,159	11.4%
Ventura/Santa Barbara County	265,916	6.1%	208,497	7.1%
Other areas (1)	366,467	8.5%	208,128	7.1%

	$4,330,431	100.0%	$2,930,141	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of December 31, 2016.

	December 31, 2016
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$62,267	85.2%	$59,983	88.7%
Los Angeles County	8,067	11.0%	4,906	7.3%
Ventura/Santa Barbara County	53	0.1%	-	-
Other areas (1)	2,706	3.7%	2,705	4.0%

	$73,093	100.0%	$67,594	100.0%

(1)	Other areas include loans that are out-of-state or in other areas of California.

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	December 31, 2016
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$208,366	6.5%	100.0%	$514
SFR mortgage - Mortgage pools	42,239	1.3%	100.0%	179

Total SFR mortgage	250,605	7.8%

Commercial real estate:
Multi-family	275,162	8.6%	-	1,369
Industrial	867,454	27.3%	40.4%	1,183
Office	502,910	15.8%	28.4%	1,224
Retail	505,830	15.9%	8.0%	1,576
Medical	202,085	6.4%	33.9%	1,889
Secured by farmland (2)	180,636	5.7%	100.0%	2,053
Other (3)	396,064	12.5%	42.2%	1,390

Total commercial real estate	2,930,141	92.2%

Total SFR mortgage and commercial real estate loans	$3,180,746	100.0%	37.7%	1,141

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

The SFR mortgage — Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $53.0 million under this program during 2016.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $42.2 million at December 31, 2016. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	December 31, 2016
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$178	0.3%	100.0%	$178
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	178	0.3%
Commercial real estate:
Multi-family	2,469	3.6%	-	1,235
Industrial	16,629	24.5%	31.2%	665
Office	2,505	3.7%	87.3%	313
Retail	9,466	14.0%	32.0%	592
Medical	9,590	14.2%	100.0%	1,598
Secured by farmland	5,165	7.6%	100.0%	861
Other (2)	21,770	32.1%	65.9%	726

Total commercial real estate	67,594	99.7%

Total SFR mortgage and commercial real estate loans	$67,772	100.0%	58.6%	721

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 84% of other loans.

Construction Loans

As of December 31, 2016, the Company had $85.9 million in construction loans. This represents 1.95% of total gross loans held-for-investment. There were no PCI construction loans at December 31, 2016. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland Empire region of Southern California. At December 31, 2016, construction loans consisted of $46.6 million in SFR and multi-family construction loans and $39.2 million in commercial construction loans. As of December 31, 2016 there were no nonperforming construction loans.

The table below provides the maturity distribution for held-for-investment total gross loans, including PCI loans, as of December 31, 2016. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category at December 31, 2016

	Within One Year	After One But Within Five Years	After Five Years	Total
		(Dollars in thousands)
Types of Loans:
Commercial and industrial	$176,611	$180,477	$130,299	$487,387
SBA	1,530	12,510	83,471	97,511
Real estate:
Commercial real estate	162,621	580,721	2,254,393	2,997,735
Construction	81,595	4,284	-	85,879
SFR mortgage	313	5,366	245,104	250,783
Dairy & livestock and agribusiness	336,337	2,512	998	339,847
Municipal lease finance receivables	170	8,712	55,757	64,639
Consumer and other loans	21,104	31,621	27,018	79,743

Total gross loans	$780,281	$826,203	$2,797,040	$4,403,524

Amount of Loans based upon:
Fixed Rates	$131,205	$509,243	$1,361,156	$2,001,604
Floating or adjustable rates	649,076	316,960	1,435,884	2,401,920

Total gross loans	$780,281	$826,203	$2,797,040	$4,403,524

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2016, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for loan losses.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, as of December 31 for each of the last five years.

	December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Nonaccrual loans	$5,526	$8,397	$11,901	$14,835	$26,688
Troubled debt restructured loans (nonperforming)	1,626	12,622	20,285	25,119	31,309
OREO, net	4,527	6,993	5,637	6,475	14,832

Total nonperforming assets	$11,679	$28,012	$37,823	$46,429	$72,829

Troubled debt restructured performing loans	$19,233	$42,687	$53,589	$66,955	$50,392

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.27%	0.70%	0.99%	1.37%	2.23%

Percentage of nonperforming assets to total assets	0.14%	0.37%	0.51%	0.70%	1.14%

At December 31, 2016, loans classified as impaired, excluding PCI loans, totaled $26.4 million, or 0.60% of total gross loans, compared to $63.7 million, or 1.62% of total loans at December 31, 2015. The December 31, 2016 balance included nonperforming loans of $7.2 million. At December 31, 2016, impaired loans which were restructured in a TDR represented $20.9 million, of which $1.6 million were nonperforming and $19.2 million were performing.

Of the $26.4 million total impaired loans as of December 31, 2016, $21.5 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $4.9 million.

Troubled Debt Restructurings

Total TDRs were $20.9 million at December 31, 2016, compared to $55.3 million at December 31, 2015. Of the $1.6 million in nonperforming TDRs at December 31, 2016, all were paying in accordance with the modified terms at December 31, 2016. At December 31, 2016, $19.2 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	December 31, 2016		December 31, 2015
	Balance	Number of Loans	Balance	Number of Loans
		(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$745	5	$939	5
SBA	845	2	681	1
Real Estate:
Commercial real estate	13,445	6	25,752	13
Construction	-	-	7,651	1
SFR mortgage	2,967	10	3,565	11
Dairy & livestock and agribusiness	747	1	3,685	2
Consumer and other	484	2	414	1

Total performing TDRs	$19,233	26	$42,687	34

Nonperforming TDRs:
Commercial and industrial	$156	3	$652	5
SBA	312	2	321	1
Real Estate:
Commercial real estate	781	1	11,323	4
Construction	-	-	-	-
SFR mortgage	310	1	326	1
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	67	2	-	-

Total nonperforming TDRs	$1,626	9	$12,622	11

Total TDRs	$20,859	35	$55,309	45

At December 31, 2016 and 2015, $141,000 and $607,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for 2016 and 2015 were $38,000 and zero, respectively.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$156	$543	$568	$622	$704
SBA	2,737	3,013	2,637	2,435	2,567
Real estate:
Commercial real estate	1,683	2,396	11,396	12,082	14,541
Construction	-	-	-	-	-
SFR mortgage	2,207	2,244	2,443	2,549	2,688
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	369	470	428	456	519

Total	$7,152	$8,666	$17,472	$18,144	$21,019

% of Total gross loans	0.16%	0.20%	0.41%	0.43%	0.52%
Past due 30-89 days:
Commercial and industrial	$-	$-	$61	$111	$-
SBA	352	-	-	-	-
Real estate:
Commercial real estate	-	228	320	-	354
Construction	-	-	-	-	-
SFR mortgage	-	-	-	625	1,082
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	84	294	97	164	-

Total	$436	$522	$478	$900	$1,436

% of Total gross loans	0.01%	0.01%	0.01%	0.02%	0.04%
OREO:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate:
Commercial real estate	-	-	1,209	1,705	2,125
Construction	4,527	4,840	4,840	4,840	4,868

Total	$4,527	$4,840	$6,049	$6,545	$6,993

Total nonperforming, past due, and OREO	$12,115	$14,028	$23,999	$25,589	$29,448

% of Total gross loans	0.28%	0.33%	0.57%	0.61%	0.73%

We had $7.2 million in nonperforming loans, excluding PCI loans, defined as nonaccrual loans and nonperforming TDRs, at December 31, 2016, or 0.16% of total gross loans. This compares to nonperforming loans of $21.0 million, or 0.52% of total loans, at December 31, 2015. The $13.9 million decrease in nonperforming loans was principally due to one nonperforming TDR commercial real estate loan that was returned to accrual status in the third quarter of 2016. This $8.8 million loan is a participation interest in the Company’s only Shared National Credit loan.

We had $4.5 million in OREO at December 31, 2016, compared to $7.0 million at December 31, 2015. As of December 31, 2016, we had one OREO property, compared with four OREO properties at December 31, 2015. During 2016, we sold three OREO properties with a carrying value of $2.1 million, realizing a net loss on sale of approximately $27,000. There were no additions to OREO for the twelve months ended December 31, 2016.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2016, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of December 31, 2016 and 2015.

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

The allowance for loan losses totaled $61.5 million as of December 31, 2016, compared to $59.2 million as of December 31, 2015. The allowance for loan losses was reduced by $6.4 million, offset by net recoveries of $8.8 million for the year ended December 31, 2016. This compares to a $5.6 million loan loss provision recapture, offset by net recoveries of $5.0 million for the same period of 2015.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and recapture of provision for loan losses for the periods presented.

	As of and For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,156	$59,825	$75,235	$92,441	$93,964
Charge-offs:
Commercial and industrial	120	411	888	2,491	1,158
SBA	-	37	50	-	101
Commercial real estate	-	117	353	-	1,873
Construction	-	-	-	-	-
SFR mortgage	102	215	-	252	642
Dairy & livestock and agribusiness	-	-	1,061	-	1,150
Consumer and other loans	16	229	17	108	283

Total charge-offs	238	1,009	2,369	2,851	5,207

Recoveries:
Commercial and industrial	630	319	873	544	876
SBA	40	41	114	215	404
Commercial real estate	792	4,330	140	402	514
Construction	7,174	581	885	703	1,139
SFR mortgage	-	186	401	367	(108)
Dairy & livestock and agribusiness	216	407	492	109	166
Consumer and other loans	170	76	154	55	36

Total recoveries	9,022	5,940	3,059	2,395	3,027

Net (recoveries) charge-offs	(8,784)	(4,931)	(690)	456	2,180
Other reallocation (1)	-	-	-	-	657
Recapture of provision for loan losses	(6,400)	(5,600)	(16,100)	(16,750)	-

Allowance for loan losses at end of period	$61,540	$59,156	$59,825	$75,235	$92,441

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,156	$7,656	$9,088	$8,588	$9,588
Other	-	-	(182)	-	-
(Recapture of) provision for unfunded loan commitments	(450)	(500)	(1,250)	500	(1,000)

Reserve for unfunded loan commitments at end of period	$6,706	$7,156	$7,656	$9,088	$8,588

Reserve for unfunded loan commitments to total unfunded loan commitments	0.76%	0.92%	1.05%	1.45%	1.55%

Amount of total loans at end of period (2)	$4,395,064	$4,016,937	$3,817,067	$3,546,231	$3,447,528
Average total loans outstanding (2)	$4,195,129	$3,782,133	$3,598,720	$3,393,687	$3,427,571

Net (recoveries) charge-offs to average total loans	-0.21%	-0.13%	-0.02%	0.01%	0.05%
Net (recoveries) charge-offs to total loans at end of period	-0.20%	-0.12%	-0.02%	0.01%	0.06%
Allowance for loan losses to average total loans	1.47%	1.56%	1.66%	2.22%	2.70%
Allowance for loan losses to total loans at end of period	1.40%	1.47%	1.57%	2.12%	2.68%
Net (recoveries) charge-offs to allowance for loan losses	-14.27%	-8.34%	-1.15%	0.61%	2.36%
Net recoveries (charge-offs) to recapture of provision for loan losses	137.25%	88.05%	4.29%	-2.72%	-

(1)	During 2012, there was $657,000 in net recoveries for PCI loans, resulting in a $657,000 recapture of provision for loan losses on PCI loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate asset based on the appropriate loss-sharing percentage.
(2)	Net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $141,000 (0.23%), $669,000 (1.13%) and $1.5 million (2.59%) of the total allowance as of December 31, 2016, 2015 and 2014, respectively.

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

During the fourth quarter of 2016 the Bank made no changes to its ALLL methodology; however, given the immaterial amount of unaccreted discount remaining on PCI loans under the SJB portfolio as well as the extended length of time since the 2009 acquisition of SJB during which the remaining loans in the portfolio have performed, the Bank determined that the PCI loans in this portfolio would be fully reserved under the current ALLL methodology rather than continuing to apply acquired impaired loan accounting.

The Bank determined that the ALLL balance of $61.5 million was appropriate as a result of the net effect of reduced reserve requirements for (i) continued, moderate reductions in the historical loss rates for all portfolio segments except the dairy & livestock portfolio, which remained unchanged, (ii) the effect of moderately improving economic metrics on the qualitative factors, and (iii) significant net recoveries of $8.8 million; offset by increased reserve requirements for (i) specific downgrades in the risk ratings of loans centered in the dairy & livestock portfolio, (ii) an increase of $1.2 million to the allowance for PCI loans (as described above) and (iii) requirements related to continued loan growth experienced during the quarter.

While we believe that the allowance at December 31, 2016 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated for total loans. The allocations presented should not be interpreted as an indication that loans charged to the allowance for loan losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category, represents the total amount available for future losses that may occur within these categories.

Allocation of Allowance for Loan Losses

	December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category
	(Dollars in thousands)
Commercial and industrial	$8,154	11.0%	$8,588	10.8%	$7,074	10.2%	$8,502	10.6%	$8,901	11.3%
SBA	871	2.2%	993	2.7%	2,557	3.5%	2,332	3.8%	2,751	4.5%
Real estate:
Commercial real estate	37,443	66.6%	36,995	65.7%	33,373	65.0%	39,402	62.1%	47,457	57.6%
Construction	1,096	1.9%	2,389	1.7%	988	1.5%	1,305	1.3%	2,291	1.7%
SFR mortgage	2,287	5.7%	2,103	5.8%	2,344	5.4%	2,718	5.3%	3,448	4.6%
Dairy & livestock and agribusiness	8,541	7.7%	6,029	7.6%	5,479	7.3%	11,728	8.3%	18,696	9.8%
Municipal lease finance receivables	941	1.5%	1,153	1.8%	1,412	2.0%	2,335	2.5%	1,588	3.1%
Consumer and other loans	988	1.8%	906	1.7%	1,262	1.8%	960	1.6%	1,170	1.7%
PCI loans	1,219	1.6%	-	2.2%	-	3.3%	-	4.5%	-	5.7%
Unallocated (1)	-	-	-	-	5,336	-	5,953	-	6,139	-

Total	$61,540	100.0%	$59,156	100.0%	$59,825	100.0%	$75,235	100.0%	$92,441	100.0%

(1)	Based upon changes to our ALLL methodology, as described earlier in this document, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.31 billion at December 31, 2016. This represented an increase of $392.4 million, or 6.63%, over total deposits of $5.92 billion at December 31, 2015. This increase included $209.5 million of total deposits acquired from CCB during the first quarter of 2016, of which $78.7 million were noninterest-bearing deposits. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	For the Year Ended December 31,
	2016		2015		2014
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non interest-bearing deposits	$3,539,707	-	$3,159,989	-	$2,802,490	-
Interest-bearing deposits
Investment checking	397,463	0.07%	353,650	0.06%	340,042	0.06%
Money market	1,462,679	0.26%	1,354,856	0.25%	1,272,175	0.25%
Savings	325,351	0.10%	290,095	0.10%	274,526	0.10%
Time deposits	584,149	0.27%	735,045	0.19%	713,813	0.18%

Total deposits	$6,309,349		$5,893,635		$5,403,046

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average noninterest-bearing deposits totaled $3.54 billion for 2016, representing an increase of $379.7 million, or 12.02%, from average demand deposits of $3.16 billion for 2015. Average noninterest-bearing deposits represented 56.10% of total average deposits for 2016, compared to 53.62% of total average deposits for 2015.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $2.19 billion for 2016, representing an increase of $186.9 million, or 9.35%, from average savings deposits of $2.00 billion for 2015.

Average time deposits totaled $584.1 million for 2016, representing a decrease of $150.9 million, or 20.53%, from total average time deposits of $735.0 million for 2015.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2016.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2016
(Dollars in thousands)
3 months or less	$36,118
Over 3 months through 6 months	26,404
Over 6 months through 12 months	23,911
Over 12 months	18,282

Total	$104,715

Time deposits totaled $382.8 million at December 31, 2016, representing a decrease of $327.7 million, or 46.12%, from total time deposits of $710.5 million for December 31, 2015. The decrease was primarily due to approximately $280.1 million of time deposits from the state of California that matured and were not renewed during the third quarter of 2016. We considered these time deposits interest rate sensitive and elected not to renew as they matured.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 8.84% for 2016, compared to 10.05% for 2015.

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding as of and for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
	(Dollars in thousands)
At December 31, 2016
Amount outstanding	$603,028	$-	$53,000	$656,028
Weighted-average interest rate	0.26%	-	0.55%	0.28%
For the year ended December 31, 2016
Highest amount at month-end	$753,345	$5,000	$53,000	$811,345
Daily-average amount outstanding	$608,779	$710	$2,322	$611,811
Weighted-average interest rate	0.24%	1.19%	0.41%	0.24%

At December 31, 2015
Amount outstanding	$690,704	$-	$46,000	$736,704
Weighted-average interest rate	0.24%	-	0.28%	0.24%
For the year ended December 31, 2015
Highest amount at month-end	$690,704	$199,501	$46,000	$936,205
Daily-average amount outstanding	$628,821	$29,516	$275	$658,612
Weighted-average interest rate	0.23%	4.75%	0.21%	0.44%

At December 31, 2014
Amount outstanding	$563,627	$199,479	$46,000	$809,105
Weighted-average interest rate	0.24%	4.52%	0.10%	1.29%
For the year ended December 31, 2014
Highest amount at month-end	$726,063	$199,479	$46,000	$971,542
Daily-average amount outstanding	$619,147	$199,351	$1,414	$819,912
Weighted-average interest rate	0.25%	4.52%	0.12%	1.29%

At December 31, 2016, our borrowings included $603.0 million of repurchase agreements and $53.0 million in other short-term borrowings. At December 31, 2015, our borrowings included $690.7 million in repurchase agreements and other short-term borrowings of $46.0 million.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2016 and December 31, 2015, total customer repurchases were $603.0 million and $690.7 million, respectively, with weighted average interest rates of 0.26 % and 0.24%, respectively.

At December 31, 2016, borrowed funds (customer repurchase agreements, FHLB Advances and other borrowings) totaled $656.0 million. This represented a decrease of $80.7 million, or 10.95%, from total borrowed funds of $736.7 million at December 31, 2015. On February 23, 2015 we redeemed $200.0 million of our FHLB advances, which carried a fixed rate of 4.52% and was set to mature in November of 2016. The repayment of this advance, which resulted in a $13.9 million pre-tax debt termination expense as reflected in other operating expense, was funded from Citizens Business Bank deposits. At December 31, 2016, we had $53.0 million overnight borrowings with the FHLB at a cost of 55 basis points.

At December 31, 2016, $3.11 billion of loans and $2.19 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2016.

	Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$6,309,680	$6,281,364	$14,432	$5,967	$7,917
Customer repurchase agreements (1)	603,028	603,028	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	12,361	433	457	487	10,984
Operating leases	13,748	5,060	6,021	1,990	677
Affordable housing investment	4,198	1,162	2,923	35	78
Advertising agreements	1,818	1,006	812	-	-

Total	$6,970,607	$6,892,053	$24,645	$8,479	$45,430

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At December 31, 2016 we had $53.0 million in short-term borrowings with the FHLB at a cost of 55 basis points, compared to $46.0 million at a cost of 28 basis points at December 31, 2015.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2016.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$442,689	$321,666	$101,103	$4,162	$15,758
SBA	899	376	124	5	394
Real estate:
Commercial real estate	149,270	12,744	40,569	72,927	23,030
Construction	69,637	50,067	19,570	-	-
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	111,948	108,765	3,183	-	-
Consumer and other loans	69,913	5,579	11,567	6,702	46,065

Total commitment to extend credit	844,356	499,197	176,116	83,796	85,247
Obligations under letters of credit	36,460	33,968	2,492	-	-

Total	$880,816	$533,165	$178,608	$83,796	$85,247

(1)	Total commitments to extend credit to agribusiness were $10.1 million at December 31, 2016.

As of December 31, 2016, we had commitments to extend credit of approximately $844.3 million, and obligations under letters of credit of $36.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded a recapture of provision for unfunded loan commitments of $450,000 for 2016, compared to $500,000 for 2015. The Company had a reserve for unfunded loan commitments of $6.7 million as of December 31, 2016 and $7.2 million as of December 31, 2015 included in other liabilities.

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

The Company’s total equity was $990.9 million at December 31, 2016. This represented an increase of $67.5 million, or 7.31%, from total equity of $923.4 million at December 31, 2015. The increase in 2016 resulted from $101.4 million in net earnings, $21.6 million for the issuance of stock for the acquisition of CCB, and $8.4 million for various stock based compensation items related to shares issued pursuant to our stock-based compensation plan. This was offset by $51.8 million for cash dividends declared on common stock, a $10.7 million decrease in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $1.4 million in common stock repurchased from the market.

During 2016, the Board of Directors of CVB declared quarterly cash dividends totaling $0.48 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of the Company’s outstanding shares at the time of authorization and adopted a 10b5-1 plan. During 2016, the Company repurchased 81,800 shares of our common stock outstanding. The Company terminated its 10b5-1 plan in January 2017 pursuant to Regulation M. As of December 31, 2016, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Common Equity Tier 1 (“CET1”) capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2016, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business—Regulation and Supervision—Capital Adequacy Requirements”.

At December 31, 2016, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			December 31, 2016		December 31, 2015
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	11.49%	11.36%	11.22%	11.11%
Common equity Tier I capital ratio	4.50%	6.50%	16.48%	16.76%	16.49%	16.81%
Tier 1 risk-based capital ratio	6.00%	8.00%	16.94%	16.76%	16.98%	16.81%
Total risk-based capital ratio	8.00%	10.00%	18.19%	18.01%	18.23%	18.06%

Basel III also introduces a new “capital conservation buffer,” composed entirely of CET1, on top of minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum requirement but below the capital conservation buffer will face constraints on dividends, equity repurchases and payment of discretionary bonuses based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period

(increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased in on January 1, 2019, the Bank will be required to maintain this additional capital conservation buffer of 2.5% of CET1. When fully phased in on January 1, 2019, the Company and the Bank will be required to maintain minimum capital ratios as follows:

	Common Equity Tier 1 Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Tier 1 Leverage Ratio
Regulatory minimum ratio	4.5%	6.0%	8.0%	4.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%	-
Regulatory minimum ratio plus capital conservation buffer	7.0%	8.5%	10.5%	4.0%

We anticipate that the Company and the Bank will meet these requirements well in advance of the ultimate full phase-in date. However, it is possible that further increases in regulatory capital may be required in response to the implementation of the Basel III final rule. The exact amount, however, will depend upon our prevailing risk profile under various stress scenarios.

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

The major lending categories are commercial and industrial loans, SBA loans, owner-occupied and non owner-occupied commercial real estate loans, construction loans, dairy & livestock and agribusiness loans, residential real estate loans, and various consumer loan products. Loans underwritten to borrowers within these diverse categories require underwriting and documentation suited to the unique characteristics and inherent risks involved.

Commercial and industrial loans require credit structures that are tailored to the specific purpose of the business loan, involving a thorough analysis of the borrower’s business, cash flow, collateral, industry risks, economic risks, credit, character, and guarantor support. Owner-occupied real estate loans are primarily based upon the capacity and stability of the cash flow generated by the occupying business and the market value of the collateral, among other things. Non owner-occupied real estate is typically underwritten to the income produced by the subject property and many considerations unique to the various types of property (i.e. office, retail, warehouse, shopping center, medical, etc.), as well as, the financial support provided by sponsors in recourse transactions. Construction loans will often depend on the specific characteristics of the project, the market for the specific development, real estate values, and the equity and financial strength of the sponsors. Dairy & livestock and agribusiness loans are largely predicated on the revenue cycles and demand for milk and crops, commodity prices, collateral values of herd, feed, and income-producing dairies or croplands, and the financial support of the guarantors. Underwriting of residential real estate and consumer loans are generally driven by personal income and debt service capacity, credit history and scores, and collateral values.

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

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with ASC No. 450-10, “Contingencies.” In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, dairy & livestock and agribusiness loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other behavioral characteristics of the subject portfolios.

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

Our primary sources and uses of funds for the Company are loans and deposits. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.31 billion at December 31, 2016 increased $392.4 million, or 6.63%, over total deposits of $5.92 billion at December 31, 2015.

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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2016 and 2015. For further details see our “Consolidated Statements of Cash Flows” under Part IV consolidated financial statements of this report.

Consolidated Summary of Cash Flows

`	For the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Average cash and cash equivalents	$367,182	$352,764
Percentage of total average assets	4.58%	4.66%

Net cash provided by operating activities	$123,255	$105,642
Net cash used in investing activities	(152,739)	(300,748)
Net cash provided by financing activities	45,020	195,435

Net increase in cash and cash equivalents	$15,536	$329

Average cash and cash equivalents increased by $14.4 million, or 4.09%, to $367.2 million for the year ended December 31, 2016, compared to $352.8 million for the same period of 2015.

At December 31, 2016, cash and cash equivalents totaled $121.6 million. This represented an increase of $15.5 million, or 14.64%, from $106.1 million at December 31, 2015.

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

The table below provides the actual balances as of December 31, 2016 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2016, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2016	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,270,466	2.22%	$22,761	$82,155	$448,037	$964,151	$753,362	$2,270,466
Investment securities held-to-maturity (1)	911,676	2.96%	37,414	31,216	32,888	139,003	671,155	897,374
Investment in FHLB stock	17,688	12.24%	-	-	-	-	17,688	17,688
Interest-earning deposits due from Federal Reserve and with other institutions	50,036	0.59%	31,750	13,225	3,920	245	896	50,036
Loans and lease finance receivables (2)	4,396,572	4.53%	780,281	189,520	200,671	222,320	3,003,780	4,306,225

Total interest-earning assets	$7,646,438		$872,206	$316,116	$685,516	$1,325,719	$4,446,881	$7,541,789

Interest-bearing liabilities:
Interest-bearing deposits	$2,636,139	0.21%	$2,607,824	$8,711	$5,720	$4,499	$9,385	$2,634,443
Borrowings	656,028	0.24%	656,028	-	-	-	-	655,820
Junior subordinated debentures	25,774	2.09%	-	-	-	-	25,774	18,463

Total interest-bearing liabilities	$3,317,941		$3,263,852	$8,711	$5,720	$4,499	$35,159	$3,308,726

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Gross loans, net of deferred loan fees. Average rate does not reflect discount accretion on PCI loans. The estimated fair value is net of PCI discount and allowance for loan losses.

Interest Rate Sensitivity Management

During periods of changing interest rates, the ability to re-price interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in our service area. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk and economic value of equity (EVE) at risk. Net interest income at risk sensitivity captures asset and liability re-pricing mismatches and is considered a shorter term measure, while EVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities and is considered a longer term measure.

One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model NII from the Company’s balance sheet under various interest rate scenarios. We use simulation analysis to project rate sensitive income under many scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific balance sheet management strategies are also analyzed to determine their impact on NII and EVE. Key assumptions in the simulation analysis relate to the behavior of interest rates and pricing spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities, and prepayment of loans and securities.

Our interest rate risk policy measures the sensitivity of our net interest income over both a one year and two year cumulative time horizon

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2016.

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2016		December 31, 2015
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	12-month Period	24-month Period (Cumulative)
+ 200 basis points	-1.18%	1.16%	-2.32%	-0.85%
- 100 basis points	-2.05%	-4.19%	-1.50%	-3.81%

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

We also perform valuation analysis which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. EVE sensitivity is reported in both upward and downward rate shocks. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. At December 31, 2016, the EVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. When rates are shocked upward, the magnitude of the decline in EVE was less as of December 31, 2016 when compared to December 31, 2015. This change in sensitivity was primarily due to the increase in non-maturity deposits, in particular non-interest bearing deposits, and the increase in the estimated duration of these liabilities.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	December 31, 2016	December 31, 2015
100 bp decrease in interest rates	-9.1%	-6.6%
100 bp increase in interest rates	0.8%	-2.8%
200 bp increase in interest rates	0.2%	-7.4%
300 bp increase in interest rates	-1.5%	-12.8%
300 bp increase in interest rates	-3.7%	-18.6%

As EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in asset and liability mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We have one issuance of a trust preferred security totaling $5.0 million with a large financial institution.

•	Most of our investment securities are either municipal securities, callable agencies or securities backed by mortgages, Fannie Mae, Freddie Mac, SBA or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of A or above.

•	We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A- or greater and one company is rated B.

•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps. Our Counterparty is a major financial institution and our agreement requires the Counterparty to post cash collateral for mark-to-market balances due to us.

•	We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is generally mitigated as the loans with swaps are underwritten to take into account potential additional exposure.

•	We have $388.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. At December 31, 2016, we had $53.0 million in short-term borrowings.

•	Our secured borrowing capacity with the FHLB was $2.52 billion, of which $2.52 billion was available as of December 31, 2016.

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

Cybersecurity Risk

Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, devices, financial control, customer internet banking, customer information, email, data processing systems, or other bank or third party applications. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action. We continue to invest in technologies and training to protect our associates, our clients and our assets. While we have implemented various detective and preventative measures which seek to protect our Company, our customers’ information and the Bank from the risk of fraud, data security breaches or service interruptions, there can be no assurance that these measures will be effective in preventing breaches or losses for us or our customers.

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

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2016.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CVB Financial Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 1, 2017

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

During the fiscal quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following table summarizes information as of December 31, 2016 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	876,036	$11.88	647,192
Equity compensation plans not approved by security holders	-	$-	-

Total	876,036	$11.88	647,192

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

Reference is made to the Index to Financial Statements on page 89 for a list of financial statements filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements on page 89 for the listing of supplementary financial statement schedules required by this item.

(3) Exhibits

The listing of exhibits required by this item is set forth in the Index to Exhibits on page 157 of this Annual Report on Form 10-K.

(b)	Exhibits

See Index to Exhibits on Page 157 of this Form 10-K.

(c)	Financial Statement Schedules

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2017.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND V. O’BRIEN III Raymond V. O’Brien	Chairman of the Board	March 1, 2017

/s/ GEORGE. A. BORBA, JR. George A. Borba, Jr.	Vice Chairman	March 1, 2017

/s/ STEPHEN A. DEL GUERCIO	Director	March 1, 2017
Stephen A. Del Guercio

/s/ ROBERT M. JACOBY Robert M. Jacoby	Director	March 1, 2017

/s/ ANNA KAN Anna Kan	Director	March 1, 2017

/s/ KRISTINA M. LESLIE Kristina M. Leslie	Director	March 1, 2017

/s/ HAL W. OSWALT Hal W. Oswalt	Director	March 1, 2017

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017

/s/ E. ALLEN NICHOLSON E. Allen Nicholson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$119,445	$102,772
Interest-earning balances due from Federal Reserve	2,188	3,325

Total cash and cash equivalents	121,633	106,097

Interest-earning balances due from depository institutions	47,848	32,691
Investment securities available-for-sale, at fair value (with amortized cost of $2,255,874 at December 31, 2016, and $2,337,715 at December 31, 2015)	2,270,466	2,368,646
Investment securities held-to-maturity (with fair value of $897,374 at December 31, 2016, and $853,039 at December 31, 2015)	911,676	850,989

Total investment securities	3,182,142	3,219,635

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,588
Loans and lease finance receivables	4,395,064	4,016,937
Allowance for loan losses	(61,540)	(59,156)

Net loans and lease finance receivables	4,333,524	3,957,781

Premises and equipment, net	42,086	31,382
Bank owned life insurance	134,785	130,956
Accrued interest receivable	22,259	22,732
Intangibles	5,010	2,265
Goodwill	89,533	74,244
Other real estate owned (OREO)	4,527	6,993
Income taxes	45,429	47,251
Asset held-for-sale	3,411	-
Other assets	23,832	21,585

Total assets	$8,073,707	$7,671,200

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,673,541	$3,250,174
Interest-bearing	2,636,139	2,667,086

Total deposits	6,309,680	5,917,260
Customer repurchase agreements	603,028	690,704
Other borrowings	53,000	46,000
Deferred compensation	12,361	11,269
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	23,777	1,696
Other liabilities	55,225	55,098

Total liabilities	7,082,845	6,747,801

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 108,251,981 at December 31, 2016, and 106,384,982 at December 31, 2015	531,192	502,571
Retained earnings	449,499	399,919
Accumulated other comprehensive income, net of tax	10,171	20,909

Total stockholders’ equity	990,862	923,399

Total liabilities and stockholders’ equity	$8,073,707	$7,671,200

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Interest income:
Loans and leases, including fees	$192,992	$185,663	$181,619
Investment securities:
Investment securities available-for-sale	47,702	63,190	68,214
Investment securities held-to-maturity	20,227	9,018	164

Total investment income	67,929	72,208	68,378

Dividends from FHLB stock	2,224	2,774	2,130
Federal funds sold and interest-earning deposits with other institutions	1,905	868	776

Total interest income	265,050	261,513	252,903

Interest expense:
Deposits	5,957	5,266	4,977
Borrowings and customer repurchase agreements	1,478	2,867	10,991
Junior subordinated debentures	541	438	421

Total interest expense	7,976	8,571	16,389

Net interest income before recapture of provision for loan losses	257,074	252,942	236,514
Recapture of provision for loan losses	(6,400)	(5,600)	(16,100)

Net interest income after recapture of provision for loan losses	263,474	258,542	252,614

Noninterest income:
Service charges on deposit accounts	15,066	15,567	15,778
Trust and investment services	9,595	8,642	8,118
Bankcard services	2,921	3,094	3,386
BOLI income	2,612	2,561	2,428
Gain on sale of loans	1,101	732	6,001
Decrease in FDIC loss sharing asset, net	(5)	(902)	(3,591)
Other	4,262	3,789	4,292

Total noninterest income	35,552	33,483	36,412

Noninterest expense:
Salaries and employee benefits	82,630	78,618	76,644
Occupancy and equipment	15,641	14,892	15,264
Professional services	5,054	5,757	5,460
Software licenses and maintenance	5,465	5,368	5,402
Marketing and promotion	5,027	5,015	5,195
Recapture of provision for unfunded loan commitments	(450)	(500)	(1,250)
Debt termination expense	16	13,870	-
Acquisition related expenses	1,897	475	1,973
Impairment loss on asset held-for-sale	2,558	-	-
Legal settlement	1,500	-	-
Other	17,402	17,164	17,541

Total noninterest expense	136,740	140,659	126,229

Earnings before income taxes	162,286	151,366	162,797

Income taxes	60,857	52,221	58,776

Net earnings	$101,429	$99,145	$104,021

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(17,966)	$(17,550)	$69,661
Less: Reclassification adjustment for net (gain) loss on securities included in net income	(548)	22	-

Other comprehensive (loss) income, before tax	(18,514)	(17,528)	69,661
Less: Income tax benefit (expense) related to items of other comprehensive income	7,776	7,362	(29,256)

Other comprehensive (loss) income, net of tax	(10,738)	(10,166)	40,405

Comprehensive income	$90,691	$88,979	$144,426

Basic earnings per common share	$0.94	$0.93	$0.98
Diluted earnings per common share	$0.94	$0.93	$0.98
Cash dividends declared per common share	$0.48	$0.48	$0.40

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	105,370	$491,068	$290,149	$(9,330)	$771,887
Repurchase of common stock	(384)	(5,474)	-	-	(5,474)
Exercise of stock options	512	5,522	-	-	5,522
Tax benefit from exercise of stock options	-	1,116	-	-	1,116
Shares issued pursuant to stock-based compensation plan	395	2,988	-	-	2,988
Cash dividends declared on common stock ($0.40 per share)	-	-	(42,356)	-	(42,356)
Net earnings	-	-	104,021	-	104,021
Other comprehensive income	-	-	-	40,405	40,405

Balance, December 31, 2014	105,893	$495,220	$351,814	$31,075	$878,109

Repurchase of common stock	(54)	(834)	-	-	(834)
Exercise of stock options	449	5,144	-	-	5,144
Tax benefit from exercise of stock options	-	308	-	-	308
Shares issued pursuant to stock-based compensation plan	97	2,733	-	-	2,733
Cash dividends declared on common stock ($0.48 per share)	-	-	(51,040)	-	(51,040)
Net earnings	-	-	99,145	-	99,145
Other comprehensive loss	-	-	-	(10,166)	(10,166)

Balance, December 31, 2015	106,385	$502,571	$399,919	$20,909	$923,399

Repurchase of common stock	(116)	(1,907)	-	-	(1,907)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	483	5,151	-	-	5,151
Tax benefit from exercise of stock options	-	932	-	-	932
Shares issued pursuant to stock-based compensation plan	106	2,803	-	-	2,803
Cash dividends declared on common stock ($0.48 per share)	-	-	(51,849)	-	(51,849)
Net earnings	-	-	101,429	-	101,429
Other comprehensive loss	-	-	-	(10,738)	(10,738)

Balance, December 31, 2016	108,252	$531,192	$449,499	$10,171	$990,862

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Interest and dividends received	$279,210	$277,593	$263,878
Service charges and other fees received	31,044	29,604	34,527
Interest paid	(7,987)	(9,467)	(16,067)
Net cash paid to vendors, employees and others	(127,003)	(132,499)	(134,913)
Income taxes paid, net	(51,495)	(58,500)	(58,589)
Payments to FDIC, loss share agreement	(514)	(1,089)	(1,134)

Net cash provided by operating activities	123,255	105,642	87,702

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	1,423	7,750	10,413
Net change in interest-earning balances from depository institutions	47,179	(5,573)	53,687
Proceeds from sale of investment securities	1,957	975	-
Proceeds from repayment of investment securities available-for-sale	448,823	395,430	349,473
Proceeds from maturity of investment securities available-for-sale	97,603	128,709	75,916
Purchases of investment securities available-for-sale	(461,674)	(694,630)	(805,544)
Proceeds from repayment and maturity of investment securities held-to-maturity	281,141	51,025	-
Purchases of investment securities held-to-maturity	(346,334)	-	-
Net increase in loan and lease finance receivables	(203,040)	(189,707)	(16,767)
Proceeds from sale of loans	6,417	3,629	9,668
Proceeds from sales of premises and equipment	-	926	663
Purchase of premises and equipment	(12,615)	(1,869)	(1,893)
Proceeds from sales of other real estate owned	2,102	2,587	5,825
Cash used in sale of branch, net	(8,217)	-	-
Cash paid for acquisition, net of cash acquired	(7,504)	-	50,038

Net cash used in investing activities	(152,739)	(300,748)	(268,521)

Cash Flows from Financing Activities
Net increase in other deposits	541,210	378,321	291,005
Net (decrease) increase in time deposits	(363,486)	(65,719)	44,647
Repayment of FHLB advances	(5,000)	(200,000)	-
Net increase (decrease) in other borrowings	7,000	-	(23,000)
Net (decrease) increase in customer repurchase agreements	(87,255)	127,077	(79,624)
Cash dividends on common stock	(51,625)	(48,862)	(42,298)
Repurchase of common stock	(1,907)	(834)	(5,474)
Proceeds from exercise of stock options	5,151	5,144	5,522
Tax benefit related to exercise of stock options	932	308	1,116

Net cash provided by financing activities	45,020	195,435	191,894

Net increase in cash and cash equivalents	15,536	329	11,075

Cash and cash equivalents, beginning of period	106,097	105,768	94,693

Cash and cash equivalents, end of period	$121,633	$106,097	$105,768

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$101,429	$99,145	$104,021

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	(1,101)	(732)	(6,001)
Gain on sale of branch	(272)	-	-
Loss (gain) on sale of OREO	27	(384)	(957)
(Gain) loss on sale of investment securities	(548)	22	-
Impairment loss on asset held-for-sale	2,558	-	-
Increase in bank owned life insurance	(3,829)	(4,029)	(2,314)
Net amortization of premiums and discounts on investment securities	21,005	19,540	21,020
Accretion of PCI discount	(2,506)	(4,032)	(5,825)
Recapture of provision for loan losses	(6,400)	(5,600)	(16,100)
Recapture of provision for unfunded loan commitments	(450)	(500)	(1,250)
Valuation adjustment on other real estate owned	337	162	65
Payments to FDIC, loss share agreement	(514)	(1,089)	(1,134)
Stock-based compensation	2,803	2,733	2,988
Depreciation and amortization, net	3,802	(1,474)	832
Change in other assets and liabilities	6,914	1,880	(7,643)

Total adjustments	21,826	6,497	(16,319)

Net cash provided by operating activities	$123,255	$105,642	$87,702

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$23,777	$1,696	$-
Transfer of loans to other real estate owned	$-	$3,721	$1,963
Issuance of common stock for CCB acquistion	$21,642	$-
Transfer of AFS securities to HTM securities	$-	$898,598	$-

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2016

1.	BUSINESS

The consolidated financial statements include CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank” or “CBB”) after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, this trust does not meet the criteria for consolidation.

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara, and the Central Valley area of California. The Bank operates 42 Business Financial Centers, eight Commercial Banking Centers, and three trust offices. The Company is headquartered in the city of Ontario, California.

On February 29, 2016, we acquired County Commerce Bank (“CCB”), headquartered in Oxnard, CA, with four branch locations in Ventura County with total assets of approximately $253 million. This acquisition extends our geographic footprint northward into the central coast of California. Our consolidated financial statements for 2016 include CCB operations, post-merger. See Note 4 — Business Combinations, included herein.

On September 22, 2016, we announced that we entered into a merger agreement with Valley Commerce Bancorp (“VCBP”), pursuant to which its subsidiary, Valley Business Bank will merge into Citizens Business Bank. Valley Business Bank has four branch locations and total assets of approximately $416 million. The FDIC and Valley Commerce Bancorp’s shareholders have approved the transaction and we expect to close the transaction as soon as all remaining conditions have been fulfilled.

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

Segments — The Company’s operating business units have been divided into two reportable segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. The Centers and Dairy & Livestock and Agribusiness are the focal points for customer sales and services and the primary focus of management of the Company. The Centers’ lines of business generally consist of loans, deposits, and fee generating products and services that the Bank offers to its clients and prospects. In 2016, Dairy & Livestock and Agribusiness was reflected as our second reportable segment. All other operating departments have been aggregated and included in the “Other” category for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type in 2016. Prior period information has been conformed to the current presentation. Refer to Note 21 — Business Segments of these consolidated financial statements.

Net income is determined based on the actual net income of the business unit plus the allocated income or expense based on the sources and uses of funds for each business unit. Noninterest income and noninterest expense are those items directly attributable to a business unit. The Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the “Other” category. Taxes are not included in the segments as this is accounted for at the corporate level.

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

Loans and Lease Finance Receivables — Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees and purchase price discounts. Purchase Credit Impaired (“PCI”) loans are those loans that when we acquired them were deemed to be impaired. PCI loans are included in total loans and lease finance receivables as of December 31, 2016. Refer to Note 7 — Loans and Lease Finance Receivables and Allowance for Loan Losses for total loans, excluding PCI loans, by type and to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type.

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

Interest on loans and lease finance receivables, excluding PCI loans, is credited to income based on the principal amounts of such loans or receivables outstanding. Loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Loans, excluding PCI loans, on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, interest shall not accrue on any loan, excluding PCI loans, for which payment in full of principal and interest is not expected, or when the loan becomes 90 days past due, unless the loan is both well secured and in the process of collection. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors, and this determination involves significant judgment. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method. Nonaccrual loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months. A nonaccrual loan may return to accrual status sooner based on other significant events or mitigating circumstances. This policy is consistently applied to all types of loans and lease finance receivables, excluding PCI loans.

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

The types of loans subject to modification vary greatly, but during the subject period are concentrated in commercial and industrial loans, dairy & livestock and agribusiness loans, and term loans to commercial real estate investors. Some examples of key features include payment deferrals and delays, interest rate reductions, and extensions or renewals where the contract rate may or may not be below the market rate of interest for debt with similar characteristics as those of the modified debt. The typical length of the modified terms ranges from three (3) to twelve (12) months; however, all actual modified terms will depend on the facts, circumstances and attributes of the specific borrower requesting a modification. In general, after a careful evaluation of all relevant facts and circumstances taken together, including the nature of any concession, certain modification requests will result in troubled debt restructurings while certain other modifications will not, pursuant to the criteria and judgments as discussed throughout this report. In certain cases, modification requests for delays or deferrals of principal were evaluated and determined to be exempt from TDR reporting because they constituted insignificant delays under ASC 310-40-15.

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

Provision and Allowance for Loan Losses — The allowance for loan losses is management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan losses, and it is decreased by recapture of provision for loan losses and by charge-offs taken when management believes the uncollectability of any loan is confirmed. Subsequent recoveries, if any, are added to the allowance. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable loan losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that would deserve current recognition in estimating inherent loan losses.

There are different qualitative risks for the loans in each portfolio segment. The construction and real estate segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan as well as the operating cash flow for commercial real estate properties. The commercial and industrial segment’s predominant risk characteristics are the cash flows of the businesses we lend to, the global cash flows and liquidity of the guarantors, as well as economic and market conditions. The dairy & livestock segment’s predominant risk characteristics are milk and beef prices in the market as well as the cost of feed and cattle. The Agribusiness segment’s predominant risk characteristics are the supply and demand conditions of the product, production seasonality, the scale of operations and ability to control costs, the availability and cost of water, and operator experience. The municipal lease segment’s predominant risk characteristics are the municipality’s general financial condition and tax revenues or if applicable the specific project related financial condition. The consumer, auto and other segment’s predominant risk characteristics are employment and income levels as they relate to consumers and cash flows of the businesses as they relate to equipment and vehicle leases to businesses.

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

In the first phase, individual loans are reviewed to identify loans for impairment. Impairment is measured based on the Company’s policy. If an impaired loan is determined to be a collateral dependent loan, the Company determines the fair value of the loan and if it is less than the recorded investment in the loan, the Company either recognizes an impairment as a specific allowance, or charges off the impaired balance if it determined that such amount represents a confirmed loss. For non-collateral dependent loans, the Company measures impairment based on the comparison of the loan’s carrying value to the present value of expected future cash flows discounted at the interest rate on the original loan agreement. Loans determined to be impaired are excluded from the formula allowance so as not to double count the loss exposure.

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, dairy & livestock and agribusiness loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other behavioral characteristics of the subject portfolio over a relevant period.

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

During the fourth quarter of 2015 the Bank implemented an enhanced ALLL methodology and governance. These enhancements included (i) changes to the look back period, (ii) further aggregation of the loan segments, (iii) updates of the historical loss rates, (iv) updates to the qualitative factors, and (v) updates to the documentation, controls and validation of the ALLL methodology. The look back period was changed from the previous rolling 20-quarters to a through-the-cycle time frame beginning with the first quarter of 2009 through the fourth quarter of 2015. This change encompassed the time period outlined and continues to expand by one quarter until such time that the current economic cycle ends, triggered by independent evidence that a recession has begun. This change was implemented to lengthen the look back period to produce meaningful results that more appropriately reflect the level of incurred losses in the Bank’s loan portfolio given the current, extended credit cycle. Similarly, the Bank analyzed its various loan segments and aggregated loans with similar risk characteristics into eight (8) segments in order to capture sufficient loss observations, and to produce more reliable historical loss rates for a given segment. In addition, the Bank enhanced its calculation of loss emergence periods for each loan segment and applied them to the through-the-cycle historical loss rates. The update to the qualitative factor component of the ALLL provided for increased use of quantitative metrics and application to each of the factors utilizing a comparison of current measurements to historical results within the range of the expanded look back period. Based upon the aforementioned changes in the ALLL methodology the documentation, controls, validation and governance processes have been further enhanced to ensure that the overall ALLL process is structured, transparent and repeatable. The Bank annually updates its ALLL methodology to ensure the relevance and reliability of key measures and assumptions that produce the allowance outcomes over the following four (4) quarters until the next update.

Purchase Credit Impaired Loans — PCI loans are those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we were “covered” for reimbursement for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. We account for PCI loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool). Refer to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type at December 31, 2016.

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

The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset was dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset were determined on the same basis as the loss estimates on the related covered loans and was the present value of the cash flows the Company expected to collect from the FDIC under the loss sharing agreement. The difference between the present value and the undiscounted cash flows the Company expected to collect from the FDIC was accreted (or amortized) into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset was adjusted for any changes in expected cash flows based on covered loan performance. Any increases in the cash flows of covered loans over those expected reduced the FDIC indemnification asset and any decreases in the cash flows of covered loans over those acquired decreased the FDIC indemnification asset, with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life. These increases and decreases to the FDIC indemnification asset were recorded as adjustments to noninterest income. As the loss sharing agreement for commercial loans expired on October 16, 2014, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC was included in other liabilities December 31, 2016.

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

Long-lived assets classified as held-for-sale are measured at the lower of its carrying amount or fair value less cost to sell. Assets-held-for sale include long-lived assets transferred from our “held-and-used” portfolio in the period in which the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset.

•	The asset is available for immediate sale, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated.

•	The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year.

•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2016.

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

CitizensTrust — This division provides trust, investment and brokerage related services and asset management, as well as financial planning, estate planning, retirement planning, and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario and Newport Beach. At December 31, 2016, CitizensTrust had approximately $2.69 billion in assets under management and administration, including $2.08 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 15 — Commitments and Contingencies at December 31, 2016, the Company does not have any litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This update to the ASC requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, which deferred the effective date for us of ASU No. 2014-09 to January 1, 2018. The Company intends to adopt the accounting standard during the first quarter of 2018, as required. The Company has not yet selected a transition method. The Company’s preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements as substantially all of the Company’s revenues are excluded from the scope of the new standard. New accounting guidance related to the adoption of this standard continues to be released by the FASB, which could impact the Company’s preliminary analysis of materiality and may change the preliminary conclusions reached as to the application of this new guidance.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

County Commerce Bank Acquisition (“CCB”)

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

Goodwill of $15.3 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The total fair value of assets acquired approximated $252.4 million, which included $54.8 million in cash and balances due from depository institutions, $1.5 million in FHLB stock, $168.0 million in loans and lease finance receivables, $8.6 million in fixed assets, $3.9 million in core deposit intangible assets acquired and $289,000 in other assets. The total fair value of liabilities assumed was $230.8 million, which included $224.2 million in deposits, $5.0 million in FHLB advances and $1.6 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of February 29, 2016. The assets acquired and liabilities assumed have been accounted for under the acquisition method accounting. The purchase price allocation was finalized in the fourth quarter of 2016.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the years ended December 31, 2016 and 2015, the Company incurred non-recurring merger related expenses associated with the CCB acquisition of $1.4 million and $475,000, respectively.

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

For the years ended December 31, 2016 and 2015, the Company did not incur merger related expenses associated with the ASB acquisition.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are traded in markets where similar assets are actively traded. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,750	$2	$-	$2,752	0.12%
Residential mortgage-backed securities	1,822,168	18,812	(6,232)	1,834,748	80.81%
CMO/REMIC - residential	345,313	3,361	(1,485)	347,189	15.29%
Municipal bonds	80,137	889	(955)	80,071	3.53%
Other securities	5,506	200	-	5,706	0.25%

Total available-for-sale securities	$2,255,874	$23,264	$(8,672)	$2,270,466	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$182,648	$362	(1,972)	$181,038	20.03%
Residential mortgage-backed securities	193,699	-	(1,892)	191,807	21.25%
CMO	244,419	-	(6,808)	237,611	26.81%
Municipal bonds	290,910	776	(4,768)	286,918	31.91%

Total held-to-maturity securities	$911,676	$1,138	$(15,440)	$897,374	100.00%

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,752	$-	$(7)	$5,745	0.24%
Residential mortgage-backed securities	1,788,857	26,001	(1,761)	1,813,097	76.55%
CMO/REMIC - residential	380,166	4,689	(1,074)	383,781	16.20%
Municipal bonds	157,940	3,036	(3)	160,973	6.80%
Other securities	5,000	50	-	5,050	0.21%

Total available-for-sale securities	$2,337,715	$33,776	$(2,845)	$2,368,646	100.00%

Investment securities held-to-maturity (1):
Government agency/GSE	$293,338	$1,176	$(734)	$293,780	34.47%
Residential mortgage-backed securities	232,053	-	(1,293)	230,760	27.27%
CMO	1,284	569	-	1,853	0.15%
Municipal bonds	324,314	3,051	(719)	326,646	38.11%

Total held-to-maturity securities	$850,989	$4,796	$(2,746)	$853,039	100.00%

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

During the quarter ended September 30, 2015, investment securities were transferred from the available-for-sale security portfolio to the held-to-maturity security portfolio. Transfers of securities into the held-to-maturity category from the available-for-sale category are transferred at fair value at the date of transfer. The fair value of these securities at the date of transfer was $898.6 million. The unrealized holding gain or loss at the date of transfer is retained in AOCI and in the carrying value of the held-to-maturity securities. The net unrealized holding gain at the date of transfer was $3.9 million after-tax and will continue to be reported in AOCI and amortized over the remaining life of the securities as a yield adjustment. At December 31, 2016, investment securities HTM totaled $911.7 million. The after-tax unrealized gain reported in AOCI on investment securities HTM was $1.7 million at December 31, 2016.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$43,538	$48,854	$47,301
Tax-advantaged	4,164	14,336	20,913

Total interest income from available-for-sale securities	47,702	63,190	68,214

Investment securities held-to-maturity:
Taxable	10,183	4,451	164
Tax-advantaged	10,044	4,567	-

Total interest income from held-to-maturity securities	20,227	9,018	164

Total interest income from investment securities	$67,929	$72,208	$68,378

Approximately 88% of the total investment securities portfolio at December 31, 2016 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2016 and 2015. At December 31, 2016, the Bank had $84,000 in total CMO backed by whole loans issued by private-label companies (nongovernment sponsored).

There was a $548,000 realized gain for the year ended December 31, 2016, compared to $22,000 in realized losses for the year ended December 31, 2015 and zero realized gains or losses for the year ended December 31, 2014.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be OTTI.

As of December 31, 2015, the Company had one OTTI HTM security with a net carrying value of $1.3 million. This security sold for a net gain of $546,000 in the third quarter of 2016. The Company did not record any charges for OTTI losses for the years ended December 31, 2016 and 2015.

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	583,143	(6,232)	-	-	583,143	(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,745	$(7)	$-	$-	$5,745	$(7)
Residential mortgage-backed securities	437,699	(1,761)	-	-	437,699	(1,761)
CMO/REMIC - residential	171,923	(1,074)	-	-	171,923	(1,074)
Municipal bonds	398	(2)	5,961	(1)	6,359	(3)
Other securities	-	-	-	-	-	-

Total available-for-sale securities	$615,765	$(2,844)	$5,961	$(1)	$621,726	$(2,845)

Investment securities held-to-maturity:
Government agency/GSE	$84,495	$(734)	$-	$-	$84,495	$(734)
Residential mortgage-backed securities	230,760	(1,293)	-	-	230,760	(1,293)
CMO	-	-	-	-	-	-
Municipal bonds	110,119	(719)	-	-	110,119	(719)

Total held-to-maturity securities	$425,374	$(2,746)	$-	$-	$425,374	$(2,746)

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

Government Agency & Government-Sponsored Enterprise (“GSE”) — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of December 31, 2016, approximately $114.1 million in U.S. government agency bonds were callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds.

Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.4 years. Of the total MBS/CMO, 99.997% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. The remaining 0.003% are issued by banks. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related OTTI recognized in earnings for the years ended December 31, 2016 and 2015.

Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 9.9 years, are insured by the largest U.S. bond insurance companies. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments are not considered other than temporarily impaired at December 31, 2016.

At December 31, 2016 and 2015, investment securities having a carrying value of approximately $2.19 billion and $2.81 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2016, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMO/REMIC have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMIC are included in maturity categories based upon estimated prepayment speeds.

	December 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$16,863	$17,004	$-	$-
Due after one year through five years	1,974,483	1,986,171	355,263	349,455
Due after five years through ten years	87,968	88,907	200,570	196,869
Due after ten years	176,560	178,384	355,843	351,050

Total investment securities	$2,255,874	$2,270,466	$911,676	$897,374

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2016.

6.	ACQUIRED SJB ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired SJB and entered into a loss sharing agreements with the FDIC that is more fully discussed in Note 3 — Summary of Significant Accounting Policies included herein. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The acquired loans were accounted for as PCI loans. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which was included in 2009 earnings. The gain is the negative goodwill resulting from the acquired assets and liabilities recognized at fair value.

At December 31, 2016, the remaining discount associated with the PCI loans approximated $1.5 million. Based on the Company’s regular forecast of expected cash flows from these loans, approximately $1.0 million of the related discount is expected to accrete into interest income over the remaining average lives of the respective pools, which approximates 2.5 years. The loss sharing agreement for commercial loans expired October 16, 2014.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods presented.

	December 31,
	2016	2015
	(Dollars in thousands)

Commercial and industrial	$2,309	$7,473
SBA	327	393
Real estate:
Commercial real estate	67,594	81,786
Construction	-	-
SFR mortgage	178	193
Dairy & livestock and agribusiness	1,216	1,429
Municipal lease finance receivables	-	-
Consumer and other loans	1,469	2,438

Gross PCI loans	73,093	93,712
Less: Purchase accounting discount	(1,508)	(3,872)

Gross PCI loans, net of discount	71,585	89,840
Less: Allowance for PCI loan losses	(1,219)	-

Net PCI loans	$70,366	$89,840

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods presented.

	December 31,
	2016	2015
	(Dollars in thousands)
Pass	$59,409	$76,401
Special mention	1,162	11,142
Substandard	12,522	6,169
Doubtful & loss	-	-

Total gross PCI loans	$73,093	$93,712

FDIC Loss Sharing Liability

The following table summarizes the activity related to the FDIC loss sharing liability for the periods presented.

	For the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$(229)	$299
FDIC share of recoveries, net of charge-offs	(5)	(902)
Cash paid to (received from) FDIC, net	514	1,089
Net amortization (1)	-	-
Other	(782)	(715)

Balance, end of period	$(502)	$(229)

(1)	Net amortization included accelerated amortization as a result of loans being paid off in full, sold, or transferred to OREO.

Through December 31, 2016, the Bank has submitted claims to the FDIC for net losses on PCI loans totaling $119.1 million.

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	December 31,
	2016	2015
	(Dollars in thousands)
Commercial and industrial	$485,078	$434,099
SBA	97,184	106,867
Real estate:
Commercial real estate	2,930,141	2,643,184
Construction	85,879	68,563
SFR mortgage	250,605	233,754
Dairy & livestock and agribusiness	338,631	305,509
Municipal lease finance receivables	64,639	74,135
Consumer and other loans	78,274	69,278

Gross loans, excluding PCI loans	4,330,431	3,935,389
Less: Deferred loan fees, net	(6,952)	(8,292)

Gross loans, excluding PCI loans, net of deferred loan fees	4,323,479	3,927,097
Less: Allowance for loan losses	(60,321)	(59,156)

Net loans, excluding PCI loans	4,263,158	3,867,941

PCI Loans	73,093	93,712
Discount on PCI loans	(1,508)	(3,872)
Less: Allowance for loan losses	(1,219)	-

PCI loans, net	70,366	89,840

Total loans and lease finance receivables	$4,333,524	$3,957,781

As of December 31, 2016, 75.43% of the total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 67.66% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2016, $180.6 million, or 6.16% of the total commercial real estate loans included loans secured by farmland, compared to $173.0 million, or 6.54%, at December 31, 2015. The loans secured by farmland included $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016, compared to $128.4 million for loans secured by dairy & livestock land and $44.6 million for loans secured by agricultural land at December 31, 2015. As of December 31, 2016, dairy & livestock and agribusiness loans of $338.6 million was comprised of $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans, compared to $287.0 million for dairy & livestock loans and $18.5 million for agribusiness loans at December 31, 2015.

At December 31, 2016, the Company held approximately $2.00 billion of total fixed rate loans, including PCI loans.

At December 31, 2016 and 2015, loans totaling $3.11 billion and $2.91 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2016 and 2015.

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

Pass — These loans, including loans on the Bank’s internal watch list, range from minimal credit risk to lower than average, but still acceptable, credit risk. Watch list loans usually require more than normal management attention. Loans on the watch list may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.

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

Substandard — Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$449,658	$21,610	$13,809	$1	$485,078
SBA	80,138	10,553	6,482	11	97,184
Real estate:
Commercial real estate
Owner occupied	842,992	87,781	19,046	-	949,819
Non-owner occupied	1,941,203	23,534	15,585	-	1,980,322
Construction
Speculative	48,841	-	-	-	48,841
Non-speculative	37,038	-	-	-	37,038
SFR mortgage	243,374	4,930	2,301	-	250,605
Dairy & livestock and agribusiness	187,819	114,106	36,706	-	338,631
Municipal lease finance receivables	60,102	4,537	-	-	64,639
Consumer and other loans	74,328	2,123	1,819	4	78,274

Total gross loans, excluding PCI loans	$3,965,493	$269,174	$95,748	$16	$4,330,431

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$398,651	$33,000	$2,403	$45	$434,099
SBA	87,441	13,169	4,854	1,403	106,867
Real estate:
Commercial real estate
Owner occupied	772,114	54,758	11,481	-	838,353
Non-owner occupied	1,741,615	26,170	37,046	-	1,804,831
Construction
Speculative	38,186	-	7,651	-	45,837
Non-speculative	22,726	-	-	-	22,726
SFR mortgage	227,207	3,556	2,991	-	233,754
Dairy & livestock and agribusiness	285,647	19,862	-	-	305,509
Municipal lease finance receivables	69,194	4,941	-	-	74,135
Consumer and other loans	64,844	1,618	2,708	108	69,278

Total gross loans, excluding PCI loans	$3,707,625	$157,074	$69,134	$1,556	$3,935,389

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

Management believes that the ALLL was appropriate at December 31, 2016 and 2015. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Year Ended December 31, 2016
	Ending Balance December 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(120)	$630	$(944)	$8,154
SBA	993	-	40	(162)	871
Real estate:
Commercial real estate	36,995	-	792	(344)	37,443
Construction	2,389	-	7,174	(8,467)	1,096
SFR mortgage	2,103	(102)	-	286	2,287
Dairy & livestock and agribusiness	6,029	-	216	2,296	8,541
Municipal lease finance receivables	1,153	-	-	(212)	941
Consumer and other loans	906	(16)	170	(72)	988
PCI loans	-	-	-	1,219	1,219

Total allowance for loan losses	$59,156	$(238)	$9,022	$(6,400)	$61,540

	For the Year Ended December 31, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses (1)	Ending Balance December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(411)	$319	$1,606	$8,588
SBA	2,557	(37)	41	(1,568)	993
Real estate:
Commercial real estate	33,373	(117)	4,330	(591)	36,995
Construction	988	-	581	820	2,389
SFR mortgage	2,344	(215)	186	(212)	2,103
Dairy & livestock and agribusiness	5,479	-	407	143	6,029
Municipal lease finance receivables	1,412	-	-	(259)	1,153
Consumer and other loans	1,262	(229)	76	(203)	906
Unallocated (1)	5,336	-	-	(5,336)	-

Total allowance for loan losses	$59,825	$(1,009)	$5,940	$(5,600)	$59,156

	For the Year Ended December 31, 2014
	Ending Balance December 31, 2013	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$8,502	$(888)	$873	$(1,413)	$7,074
SBA	2,332	(50)	114	161	2,557
Real estate:
Commercial real estate	39,402	(353)	140	(5,816)	33,373
Construction	1,305	-	885	(1,202)	988
SFR mortgage	2,718	-	401	(775)	2,344
Dairy & livestock and agribusiness	11,728	(1,061)	492	(5,680)	5,479
Municipal lease finance receivables	2,335	-	-	(923)	1,412
Consumer and other loans	960	(17)	154	165	1,262
Unallocated (1)	5,953	-	-	(617)	5,336

Total allowance for loan losses	$75,235	$(2,369)	$3,059	$(16,100)	$59,825

(1)	Based upon changes to our ALLL methodology, as described earlier in this document, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented.

	December 31, 2016
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$901	$484,177	$-	$114	$8,040	$-
SBA	3,582	93,602	-	27	844	-
Real estate:
Commercial real estate	15,128	2,915,013	-	-	37,443	-
Construction	-	85,879	-	-	1,096	-
SFR mortgage	5,174	245,431	-	-	2,287	-
Dairy & livestock and agribusiness	747	337,884	-	-	8,541	-
Municipal lease finance receivables	-	64,639	-	-	941	-
Consumer and other loans	853	77,421	-	-	988	-
PCI loans	-	-	71,585	-	-	1,219

Total	$26,385	$4,304,046	$71,585	$141	$60,180	$1,219

	December 31, 2015
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,643	$432,456	$-	$626	$7,962	$-
SBA	3,248	103,619	-	10	983	-
Real estate:
Commercial real estate	40,293	2,602,891	-	-	36,995	-
Construction	7,651	60,912	-	13	2,376	-
SFR mortgage	6,253	227,501	-	20	2,083	-
Dairy & livestock and agribusiness	3,685	301,824	-	-	6,029	-
Municipal lease finance receivables	-	74,135	-	-	1,153	-
Consumer and other loans	933	68,345	-	-	906	-
PCI loans	-	-	89,840	-	-	-
Unallocated (1)	-	-	-	-	-	-

Total	$63,706	$3,871,683	$89,840	$669	$58,487	$-

(1)	Based upon changes to our ALLL methodology, as described earlier in this document, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

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

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$156	$484,922	485,078
SBA	352	-	352	2,737	94,095	97,184
Real estate:
Commercial real estate
Owner occupied	-	-	-	635	949,184	949,819
Non-owner occupied	-	-	-	1,048	1,979,274	1,980,322
Construction
Speculative (2)	-	-	-	-	48,841	48,841
Non-speculative	-	-	-	-	37,038	37,038
SFR mortgage	-	-	-	2,207	248,398	250,605
Dairy & livestock and agribusiness	-	-	-	-	338,631	338,631
Municipal lease finance receivables	-	-	-	-	64,639	64,639
Consumer and other loans	84	-	84	369	77,821	78,274

Total gross loans, excluding PCI loans	$436	$-	$436	$7,152	$4,322,843	$4,330,431

(1)	As of December 31, 2016, $4.7 million of nonaccruing loans were current, $514,000 were 30-59 days past due, $435,000 were 60-89 days past due and $1.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$704	$433,395	$434,099
SBA	-	-	-	2,567	104,300	106,867
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,174	834,179	838,353
Non-owner occupied	354	-	354	10,367	1,794,110	1,804,831
Construction
Speculative (2)	-	-	-	-	45,837	45,837
Non-speculative	-	-	-	-	22,726	22,726
SFR mortgage	1,082	-	1,082	2,688	229,984	233,754
Dairy & livestock and agribusiness	-	-	-	-	305,509	305,509
Municipal lease finance receivables	-	-	-	-	74,135	74,135
Consumer and other loans	-	-	-	519	68,759	69,278

Total gross loans, excluding PCI loans	$1,436	$-	$1,436	$21,019	$3,912,934	$3,935,389

(1)	As of December 31, 2015, $7.9 million of nonaccruing loans were current, $456,000 were 30-59 days past due, $9.1 million were 60-89 days past due and $3.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At December 31, 2016, the Company had impaired loans, excluding PCI loans, of $26.4 million. Of this amount, there was $2.7 million of nonaccrual SBA loans, $2.2 million of nonaccrual SFR mortgage loans, $1.7 million of nonaccrual commercial real estate loans, $369,000 of nonaccrual consumer and other loans, and $156,000 of nonaccrual commercial and industrial loans. These impaired loans included $20.9 million of loans whose terms were modified in a troubled debt restructuring, of which $1.6 million are classified as nonaccrual. The remaining balance of $19.2 million consisted of 26 loans performing according to the restructured terms. The impaired loans had a specific allowance of $141,000 at December 31, 2016. At December 31, 2015, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $63.7 million with a related allowance of $669,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Year Ended
	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$730	$1,646	$-	$832	$26
SBA	3,386	4,189	-	3,709	50
Real estate:
Commercial real estate
Owner occupied	1,797	2,276	-	1,410	70
Non-owner occupied	13,331	15,842	-	13,517	592
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,174	6,075	-	5,327	135
Dairy & livestock and agribusiness	747	747	-	692	47
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	853	1,423	-	919	18

Total	26,018	32,198	-	26,406	938

With a related allowance recorded:
Commercial and industrial	171	171	114	233	9
SBA	196	212	27	206	14
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	367	383	141	439	23

Total impaired loans	$26,385	$32,581	$141	$26,845	$961

	As of and For the Year Ended
	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,017	$1,894	$-	$1,122	$38
SBA	3,207	3,877	-	3,333	51
Real estate:
Commercial real estate
Owner occupied	6,252	7,445	-	6,718	97
Non-owner occupied	34,041	37,177	-	34,639	1,787
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,665	6,453	-	5,771	109
Dairy & livestock and agribusiness	3,685	3,684	-	3,687	177
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	890	1,454	-	922	17

Total	54,757	61,984	-	56,192	2,276

With a related allowance recorded:
Commercial and industrial	626	695	626	637	-
SBA	41	47	10	45	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	13	7,651	388
Non-speculative	-	-	-	-	-
SFR mortgage	588	640	20	607	12
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	43	45	-	45	-

Total	8,949	9,078	669	8,985	400

Total impaired loans	$63,706	$71,062	$669	$65,177	$2,676

	As of and For the Year Ended
	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,391	$3,624	$-	$2,487	$41
SBA	1,853	2,197	-	1,886	53
Real estate:
Commercial real estate
Owner occupied	16,961	18,166	-	18,027	938
Non-owner occupied	30,068	38,156	-	30,133	723
Construction
Speculative	7,651	7,651	-	7,651	310
Non-speculative	-	-	-	-	-
SFR mortgage	6,512	7,493	-	6,566	110
Dairy & livestock and agribusiness	15,796	17,587	-	19,060	1,057
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	673	1,094	-	623	2

Total	81,905	95,968	-	86,433	3,234

With a related allowance recorded:
Commercial and industrial	629	698	615	552	-
SBA	1,327	1,591	296	714	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	982	1,278	154	573	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	467	484	35	474	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	482	508	449	285	-

Total	3,887	4,559	1,549	2,598	-

Total impaired loans	$85,792	$100,527	$1,549	$89,031	$3,234

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of December 31, 2016 and 2015 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded a recapture of the reserve for unfunded loan commitments of $450,000 for the year ended December 31, 2016, compared with a recapture of provision for unfunded loan commitments of $500,000 for the year ended December 31, 2015 and a recapture of provision for unfunded loan commitments of $1.3 million for the year ended December 31, 2014. As of December 31, 2016 and December 31, 2015, the balance in this reserve was $6.7 million and $7.2 million, respectively, and was included in other liabilities.

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

As of December 31, 2016, there were $20.9 million of loans classified as a TDR, of which $1.6 million were nonperforming and $19.2 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2016, performing TDRs were comprised of six commercial real estate loans of $13.4 million, ten SFR mortgage loans of $3.0 million, two SBA loans of $845,000, one dairy & livestock and agribusiness loan of $747,000, five commercial and industrial loans of $745,000 and two consumer loans of $484,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $141,000 and $607,000 of specific allowance to TDRs as of December 31, 2016 and December 31, 2015, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$42,687	$53,589
New modifications	1,996	3,689
Payoffs and payments, net	(34,001)	(15,235)
TDRs returned to accrual status	8,551	644
TDRs placed on nonaccrual status	-	-

Ending balance	$19,233	$42,687

Nonperforming TDRs:
Beginning balance	$12,622	$20,285
New modifications	102	661
Charge-offs	(38)	-
Transfer to OREO	-	(842)
Payoffs and payments, net	(2,509)	(6,838)
TDRs returned to accrual status	(8,551)	(644)
TDRs placed on nonaccrual status	-	-

Ending balance	$1,626	$12,622

Total TDRs	$20,859	$55,309

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

	For the Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2016	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	1	$112	$112	$103	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	214	214	196	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	759	759	756	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	3	201	201	185	-

Total loans	7	$1,286	$1,286	$1,240	$28

	For the Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2015	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	203	203	203	203
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	330	330	320	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	823	823	821	-
Non-owner occupied
Interest rate reduction	1	2,376	2,376	2,316	-
Change in amortization period or maturity	1	280	280	280	-
SFR mortgage:
Interest rate reduction	1	322	322	326	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	7	$4,334	$4,334	$4,266	$203

	For the Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2014	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction (3) (4)	3	$553	$553	$522	$185
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction (3)	1	199	199	187	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction (3)	3	3,573	3,573	3,469	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction (4)	1	421	421	419	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	8	$4,746	$4,746	$4,597	$185

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
(3)	New modifications for the year ended December 31, 2014 included six TDRs acquired from ASB.
(4)	New modifications for the year ended December 31, 2014 included three TDRs that include both an interest rate reduction and a maturity extension.

As of December 31, 2016, 2015 and 2014, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during each of the years ended December 31, 2016, 2015 and 2014, respectively.

8.	OTHER REAL ESTATE OWNED

The following table summarizes the activity related to total OREO for the periods presented.

	For the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$6,993	$5,637
Additions	-	3,721
Dispositions	(2,129)	(2,203)
Valuation adjustments	(337)	(162)

Balance, end of period	$4,527	$6,993

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	As of and for the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$74,244	$74,244
Addition from the CCB acquisition	15,289	-

Balance, end of period	$89,533	$74,244

The following summarizes activity of amortizable core deposit intangible (“CDI”) assets for the periods presented.

	As of and For the Year Ended December 31,
	2016			2015
	Gross CDI	Accumulated	Net CDI	Gross CDI	Accumulated	Net CDI
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$34,089	$(31,824)	$2,265	$34,089	$(30,875)	$3,214
Additions due to acquisitions	3,851			-

Balance of intangible assets, end of period	$37,940	$(32,930)	$5,010	$34,089	$(31,824)	$2,265

Aggregate amortization expense:
For year ended December 31,	$1,106			$949
Estimated Amortization Expense:
For the year ending December 31, 2017	$1,066
For the year ending December 31, 2018	989
For the year ending December 31, 2019	751
For the year ending December 31, 2020	402
Thereafter	1,802

At December 31, 2016 the weighted average remaining life of intangible assets is approximately 3.41 years.

10.	PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following for the periods presented.

	As of December 31,
	2016	2015
	(Dollars in thousands)
Land	$13,119	$8,425
Bank premises	62,154	48,251
Furniture and equipment	28,759	36,265

Premises and equipment, gross	104,032	92,941
Accumulated depreciation and amortization	(61,946)	(61,559)

Premises and equipment, net	$42,086	$31,382

In 2016, a decision was made to relocate our operations and technology departments to a new location to allow for future growth. A new location was identified and acquired in 2016 with a plan of relocation in the second quarter of 2017. In conjunction with the purchase of this new building, management pursued a plan to sell the existing building. In accordance with GAAP, this building was transferred from our long-lived asset portfolio to held-for-sale which resulted in an impairment loss of $2.6 million for the year ended December 31, 2016. At December 31, 2016, the fair value, net of selling costs, of this held-for-sale asset was $3.4 million.

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2026, at which time the Company can exercise options that could extend certain leases through 2036. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016, excluding property taxes and insurance, are as follows:

As of December 31, 2016
Year of maturity:	(Dollars in thousands)
2017	$5,060
2018	3,690
2019	2,331
2020	1,232
2021	758
Thereafter	677

Total	$13,748

Total rental expense for the Company was approximately $5.6 million, $5.5 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

11.	OTHER ASSETS

Other assets were comprised of the following for the periods presented.

	As of December 31,
	2016	2015
	(Dollars in thousands)
Prepaid expenses	$4,338	$4,104
Interest rate swaps	5,783	9,344
Other investments	7,221	2,306
Other assets	6,490	5,831

Total	$23,832	$21,585

12.	INCOME TAXES

Income tax expense consists of the following.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current provision:
Federal	$41,195	$40,021	$38,957
State	17,944	17,040	15,968

	59,139	57,061	54,925

Deferred provision/(benefit):
Federal	1,208	(3,443)	2,534
State	510	(1,397)	1,317

	1,718	(4,840)	3,851

Total	$60,857	$52,221	$58,776

Income tax asset consists of the following.

	As of December 31,
	2016	2015
	(Dollars in thousands)
Current:
Federal	$4,399	$7,414
State	538	2,988

	4,937	10,402

Deferred:
Federal	31,566	28,799
State	8,926	8,050

	40,492	36,849

Total	$45,429	$47,251

The components of the net deferred tax asset are as follows.

	As of December 31,
	2016	2015
Federal	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$23,886	$23,180
Depreciation	-	121
Net operating loss carryforward	453	562
Deferred compensation	4,044	3,642
PCI loans	9,512	10,572
FDIC loss sharing asset	-	210
California franchise tax	3,269	2,613
Accrued expense	4,046	3,005
Other, net	1,563	892

Gross deferred tax asset	46,773	44,797

Deferred tax liabilities:
Depreciation	2,207	-
Intangibles - acquisitions	2,705	868
FHLB stock	2,612	2,747
Deferred income	3,130	2,745
Unrealized gain on investment securities, net	4,553	9,638

Gross deferred tax liability	15,207	15,998

Net deferred tax asset – federal	$31,566	$28,799

	As of December 31,
	2016	2015

State
Deferred tax assets:
Bad debt and credit loss deduction	$7,398	$7,172
Depreciation	39	440
Net operating loss carryforward	-	-
Deferred compensation	1,252	1,127
PCI loans	2,635	3,242
FDIC loss sharing asset	-	97
Accrued expense	1,253	931
Other, net	547	275

Gross deferred tax asset	13,124	13,284

Deferred tax liabilities:
Intangibles - acquistions	838	269
FHLB stock	809	851
Deferred income	969	762
Unrealized gain on investment securities, net	1,582	3,352

Gross deferred tax liability	4,198	5,234

Net deferred tax asset – state	$8,926	$8,050

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows.

	For the Year Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$56,800	35.0%	$52,978	35.0%	$56,979	35.0%
State franchise taxes, net of federal benefit	11,299	7.0%	10,457	6.9%	11,233	6.9%
Tax-exempt income	(5,848)	(3.6%)	(7,619)	(5.0%)	(8,622)	(5.3%)
Tax credits	(846)	(0.5%)	(1,014)	(0.7%)	(1,014)	(0.6%)
Other, net	(548)	(0.4%)	(2,581)	(1.7%)	200	0.1%

Provision for income taxes	$60,857	37.5%	$52,221	34.5%	$58,776	36.1%

The change in unrecognized tax benefits in 2016 and 2015 follows.

	For the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$1,675	$3,016
Additions for tax positions related to prior years	-	-
Reductions due to lapse of statue of limitations	-	(156)
Settlement with tax authorities	-	(1,185)

Balance, end of period	$1,675	$1,675

The total amount of unrecognized tax benefits at December 31, 2016 of $1.7 million would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2016 was $212,000. The Company records interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2009 through 2015 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2006 through 2015 are open to audit by state authorities.

13.	DEPOSITS

The composition of deposits is summarized below.

	As of December 31,
	2016		2015
	(Dollars in thousands)
Noninterest-bearing deposits	$3,673,541	58.2%	$3,250,174	54.9%
Interest-bearing deposits
Investment checking	407,058	6.5%	367,253	6.2%
Money market	1,504,021	23.8%	1,293,210	21.9%
Savings	342,236	5.4%	296,135	5.0%
Time deposits	382,824	6.1%	710,488	12.0%

Total deposits	$6,309,680	100.0%	$5,917,260	100.0%

Time deposits with balances of $250,000 or more amounted to approximately $104.7 million and $418.0 million at December 31, 2016 and 2015, respectively. Interest expense on such deposits amounted to approximately $444,000, $787,000 and $667,000, for the years ended December 31, 2016, 2015 and 2014, respectively. Certificates of deposit totaling approximately $280.1 million from a single public depositor matured in 2016 and were not renewed.

At December 31, 2016, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2016
Year of maturity:	(Dollars in thousands)
2017	$354,509
2018	8,711
2019	5,720
2020	4,499
2021 and thereafter	9,385

Total	$382,824

14.	BORROWINGS

Customer Repurchase Agreements

In November 2006, the Bank began a repurchase agreement product with its customers. This product, known as Citizens Sweep Manager, sells the Bank’s securities overnight to its customers under an agreement to repurchase them the next day. As of December 31, 2016 and 2015, total funds borrowed under these agreements were $603.0 million and $690.7 million, respectively, with weighted average interest rates of 0.26% and 0.24%.

Federal Home Loan Bank Advances

On February 23, 2015 we repaid our last outstanding FHLB advance which carried a fixed interest rate of 4.52%. At December 31, 2014, FHLB advances were $199.5 million.

At December 31, 2016, $3.11 billion of loans and $2.19 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The Bank incurred prepayment penalties on borrowings of $16,000 in 2016, compared to $13.9 million for 2015 and zero for 2014.

Other Borrowings

At December 31, 2016, the Bank had $53.0 million in short-term borrowings with the FHLB at a cost of 55 basis points, compared to $46.0 million at a cost of 28 basis points at December 31, 2015.

Junior Subordinated Debentures

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debentures, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2016, these securities continue to be outstanding.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2016 and 2015, the Bank had commitments to extend credit of approximately $844.3 million and $744.0 million, respectively, and obligations under letters of credit of $36.5 million and $35.1 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $6.7 million as of December 31, 2016 and $7.2 million as of December 31, 2015 included in other liabilities.

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

At December 31, 2016, the Bank has available lines of credit totaling $3.17 billion from correspondent banks, FHLB and Federal Reserve Bank of which $2.78 billion were secured.

Other Contingencies

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving federal and state securities law claims, employment, wage-hour and labor law claims, lender liability claims, negligence, and consumer and privacy claims, some of which may be styled as “class action” or representative cases.

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

On October 26, 2016, the Parties entered into a Stipulation and Settlement (“Securities Settlement”) to resolve the litigation for a payment of $6.2 million. The Securities Settlement is being funded solely with insurance proceeds, and involves no admission of liability whatsoever. On December 5, 2016, the Court entered an order preliminarily approving the Securities Settlement. The Securities Settlement is subject to final court approval, which is currently scheduled for hearing March 13, 2017.

A former employee and branch-based service manager filed a complaint against the Company, on December 29, 2014, in an action entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, individually and on behalf of the Company’s branch-based employees and managers who are classified as “exempt” under California and federal employment laws. The case is styled as a putative class action lawsuit and alleges, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. On February 11, 2015, the same law firm representing Morgan filed a second complaint, entitled Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “non-exempt” hourly employees. On April 6, 2015, these two cases were consolidated in a first amended complaint in Los Angeles County Superior Court. The first amended complaint sought class certification, the appointment of the plaintiffs as class representatives, and an unspecified amount of damages and penalties. Subsequently, related cases were filed by the same law firm in the Superior Court for San Bernardino County, alleging (1) violations of the Labor Code and seeking penalties under the California Private

Attorney General Act of 2004 and (2) seeking a declaratory judgment that certain releases signed by CBB employees were invalid.

On November 28, 2016, the parties reached an agreement in principal to settle all of the related wage and hour class action lawsuits (“Wage-Hour Settlement”). Plaintiffs will dismiss all their lawsuits with prejudice in exchange for the payment of $1,500,000 to the putative class members, after attorneys’ fees and costs. The Wage-Hour Settlement is subject to court approval. The parties are preparing the Wage-Hour Settlement documents and will seek preliminary approval from the court during the first quarter of 2017. We anticipate that the Wage-Hour Settlement will be concluded sometime in the second quarter of 2017.

Where appropriate, we establish accruals in accordance with FASB guidance over loss contingencies (ASC 450). As of December 31, 2016, the Company had established a litigation accrual of $1.5 million for the Wage –Hour Settlement. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if we believe it is material or if we believe such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our accruals and disclosures accordingly. We do not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

16.	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2016, the Company has various deferred compensation plans, and severance arrangements it assumed through the acquisition of other banks in prior years. These plans require the Company to make periodic payments to former employees upon retirement, upon a change in control, and in certain instances, to beneficiaries of former employees upon death. Payments made by the Company under these agreements totaled approximately $610,000, $751,000 and $866,000 for each of the years ended December 31, 2016, 2015 and 2014, respectively. The total expense recorded by the Company for these deferred compensation agreements was approximately $684,000, $600,000 and $544,000 for each of the years ended December 31, 2016, 2015 and 2014, respectively.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company during the years ended December 31, 2016, 2015 and 2014.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The Bank, however, does fund the cost of these plans through the purchase of life insurance policies, which are recorded in other assets of the consolidated balance sheets. At December 31, 2016 and 2015, the amount of deferred compensation liability was $2.9 million and $2.5 million, respectively.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2.8 million in 2016, $2.8 million in 2015 and $3.1 million in 2014.

17.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2016, 2015 and 2014, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 291,000, 238,000 and 213,000 million, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$101,429	$99,145	$104,021
Less: Net earnings allocated to restricted stock	421	515	544

Net earnings allocated to common shareholders	$101,008	$98,630	$103,477

Weighted average shares outstanding	107,282	105,715	105,239
Basic earnings per common share	$0.94	$0.93	$0.98

Diluted earnings per common share:
Net income allocated to common shareholders	$101,008	$98,630	$103,477

Weighted average shares outstanding	107,282	105,715	105,239
Incremental shares from assumed exercise of outstanding options	405	477	520

Diluted weighted average shares outstanding	107,687	106,192	105,759
Diluted earnings per common share	$0.94	$0.93	$0.98

18.	STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. The 2008 Equity Incentive Plan replaced the 2000 Stock Option Plan. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2016, we have 17,500 outstanding options under our 2000 Stock Option Plan.

Stock Options

The Company expensed $485,000, $549,000 and $876,000, for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated fair value of the options granted during 2016 and prior years was calculated using the Black-Scholes options pricing model. There were 121,500, 83,000 and 169,000 options granted during 2016, 2015 and 2014, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2016, 2015 and 2014, was estimated on the date of grant using the following weighted-average assumptions.

	For the Year Ended December 31,
	2016	2015	2014
Dividend yield	2.9%	2.5%	2.6%
Volatility	33.1%	47.7%	50.3%
Risk-free interest rate	1.2%	1.5%	1.5%
Expected life	5.6 years	6.1 years	6.3 years
Weighted average grant date fair value	$3.96	$5.83	$5.70

The expected volatility is solely based on the daily historical stock price volatility over the expected option life. The expected life of options granted is derived from the output of the option valuation model and represents the period of time an optionee will hold an option before exercising it. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury five-year constant maturity yield curve in effect at the time of the grant. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2016 was 6.0%.

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2016.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2016	1,288	$ 11.00
Granted	122	16.71
Exercised	(483)	10.65
Forfeited or expired	(51)	12.99

Outstanding at December 31, 2016	876	$ 11.88	5.06	$ 9,684

Vested or expected to vest at December 31, 2016	834	$ 11.70	4.90	$ 9,369
Exercisable at December 31, 2016	568	$ 9.95	3.44	$ 7,370

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $2.1 million and $2.5 million, respectively.

As of December 31, 2016, there was a total of $978,000 in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.2 years. The total fair value of options vested was $489,000, $524,000 and $841,000 during 2016, 2015 and 2014, respectively. Cash received from stock option exercises was $5.2 million, $5.1 million and $5.5 million, in 2016, 2015 and 2014, respectively.

At December 31, 2016, options for the purchase of 876,036 shares of the Company’s common stock were outstanding under the above plans, of which options to purchase 567,836 shares were exercisable at prices ranging from $7.68 to $18.14.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock

Under the 2008 Equity Incentive Plan, the Company granted 166,500, 97,000 and 400,000 restricted stock awards during 2016, 2015 and 2014 respectively. The weighted average grant date fair value of restricted stock awards granted in 2016, 2015 and 2014 was $16.89 per share, $16.07 per share and $14.78 per share, respectively. These awards will vest, in equal installments, over a period of three or five years.

Compensation cost is recognized over the requisite service period, which is five years, and amounted to $2.3 million, $2.2 million and $2.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. Total unrecognized compensation cost related to restricted stock awards was $5.0 million at December 31, 2016.

The table below summarizes activity related to the Company’s non-vested restricted shares for the year ended December 31, 2016.

	Shares	Weighted Average Fair Value
	(In thousands)

Nonvested at January 1, 2016	506	$ 14.55
Granted	166	16.89
Vested	(152)	14.58
Forfeited	(60)	14.24

Nonvested at December 31, 2016	460	$ 15.43

Under the 2008 Equity Incentive Plan, 647,192 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2016.

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

Effective January 1, 2015, the Company and the Bank became subject to a new regulatory capital measure called Common Equity Tier 1 (“CET1”) to risk-weighted assets which was implemented as a result of the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

Basel III also introduces a new “capital conservation buffer,” composed entirely of CET1, on top of minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum requirement but below the capital conservation buffer will face constraints on dividends, equity repurchases and payment of discretionary bonuses based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased in on January 1, 2019, the Bank will be required to maintain this additional capital conservation buffer of 2.5% of CET1.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2016 and 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016 and 2015, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2016 and 2015, the Company had $25.0 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2016 and 2015.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Company	$982,461	18.19%	$432,081	≥	8.00%			N/A
Bank	$971,681	18.01%	$431,576	≥	8.00%	$539,471	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$914,937	16.94%	$324,061	≥	6.00%			N/A
Bank	$904,236	16.76%	$323,682	≥	6.00%	$431,576	≥	8.00%
Common equity Tier 1 capital ratio
Company	$890,118	16.48%	$243,046	≥	4.50%			N/A
Bank	$904,236	16.76%	$242,762	≥	4.50%	$350,656	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$914,937	11.49%	$318,552	≥	4.00%			N/A
Bank	$904,236	11.36%	$318,305	≥	4.00%	$397,882	≥	5.00%
As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Company	$914,972	18.23%	$401,532	≥	8.00%			N/A
Bank	$905,563	18.06%	$401,053	≥	8.00%	$501,316	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$852,189	16.98%	$301,149	≥	6.00%			N/A
Bank	$842,854	16.81%	$300,790	≥	6.00%	$401,053	≥	8.00%
Common equity Tier 1 capital ratio
Company	$827,547	16.49%	$225,861	≥	4.50%			N/A
Bank	$842,854	16.81%	$225,592	≥	4.50%	$325,856	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$852,189	11.22%	$303,794	≥	4.00%			N/A
Bank	$842,854	11.11%	$303,527	≥	4.00%	$379,409	≥	5.00%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2016, declare and pay additional dividends of approximately $174.6 million.

20.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2016. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

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

Investment Securities (Available-for-sale and Held-to-Maturity) — Investment securities are generally valued based upon quotes obtained from an independent third-party pricing service, which uses evaluated pricing applications and model processes. Observable market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness based on the Company’s understanding of the market place and credit issues related to the securities. The Company has not made any adjustments to the market quotes provided by them and, accordingly, the Company categorized its investment portfolio within Level 2 of the fair value hierarchy.

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

Asset held-for-sale — The carrying amount of asset held-for-sale reflects the lower cost of market, less costs to sell. The fair value of asset held-for-sale is primarily based on independent third-party appraisal information. Appraised values may be adjusted based on factors such as the changes in market conditions from the time of valuation. As such, asset held-for-sale is categorized as a Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$2,752	$-	$2,752	$-
Residential mortgage-backed securities	1,834,748	-	1,834,748	-
CMO/REMIC - residential	347,189	-	347,189	-
Municipal bonds	80,071	-	80,071	-
Other securities	5,706	-	5,706	-

Total investment securities - AFS	2,270,466	-	2,270,466	-
Interest rate swaps	5,783	-	5,783	-

Total assets	$2,276,249	$-	$2,276,249	$-

Description of liability
Interest rate swaps	$5,783	$-	$5,783	$-

Total liabilities	$5,783	$-	$5,783	$-

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$5,745	$-	$5,745	$-
Residential mortgage-backed securities	1,813,097	-	1,813,097	-
CMO/REMIC - residential	383,781	-	383,781	-
Municipal bonds	160,973	-	160,973	-
Other securities	5,050	-	5,050	-

Total investment securities - AFS	2,368,646	-	2,368,646	-
Interest rate swaps	9,344	-	9,344	-

Total assets	$2,377,990	$-	$2,377,990	$-

Description of liability
Interest rate swaps	$9,344	$-	$9,344	$-

Total liabilities	$9,344	$-	$9,344	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2016 and 2015, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2016
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$65	$-	$-	$65	$8
SBA	196	-	-	196	27
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Asset held-for-sale	3,411	-	-	3,411	2,558

Total assets	$3,672	$-	$-	$3,672	$2,593

	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2015
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$228	$-	$-	$228	$228
SBA	41	-	-	41	15
Real estate:
Commercial real estate	-	-	-	-	-
Construction	7,651	-	-	7,651	13
SFR mortgage	588	-	-	588	20
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	258	-	-	258	101
Other real estate owned	948	-	-	948	162

Total assets	$9,714	$-	$-	$9,714	$539

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of December 31, 2016 and 2015, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$119,445	$119,445	$-	$-	$119,445
Interest-earning balances due from depository institutions	2,188	-	2,188	-	2,188
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,270,466	-	2,270,466	-	2,270,466
Investment securities held-to-maturity	911,676	-	897,374	-	897,374
Total loans, net of allowance for loan losses	4,333,524	-	-	4,306,225	4,306,225
Swaps	5,783	-	5,783	-	5,783
Liabilities
Deposits:
Noninterest-bearing	$3,673,541	$3,673,541	$-	$-	$3,673,541
Interest-bearing	2,636,139	-	2,634,443	-	2,634,443
Borrowings	656,028	-	655,820	-	655,820
Junior subordinated debentures	25,774	-	-	18,463	18,463
Swaps	5,783	-	5,783	-	5,783

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$106,097	$106,097	$-	$-	$106,097
Interest-earning balances due from depository institutions	32,691	-	32,691	-	32,691
FHLB stock	17,588	-	17,588	-	17,588
Investment securities available-for-sale	2,368,646	-	2,368,646	-	2,368,646
Investment securities held-to-maturity	850,989	-	851,186	1,853	853,039
Total loans, net of allowance for loan losses	3,957,781	-	-	3,971,329	3,971,329
Swaps	9,344	-	9,344	-	9,344
Liabilities
Deposits:
Noninterest-bearing	$3,250,174	$3,250,174	$-	$-	$3,250,174
Interest-bearing	2,667,086	-	2,666,186	-	2,666,186
Borrowings	736,704	-	736,575	-	736,575
Junior subordinated debentures	25,774	-	-	27,210	27,210
Swaps	9,344	-	9,344	-	9,344

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

21.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. The Bank has 42 Business Financial Centers and eight Commercial Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating departments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these two segments in deciding how to allocate resources and to assess performance. Our two principal reporting segments, Centers and Dairy & Livestock and Agribusiness, are aggregated into separate operating segments as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. In 2016, Dairy & Livestock and Agribusiness was reflected as our second reportable segment. All other operating departments have been aggregated and included in “Other” for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type in 2016. Prior period information has been conformed to the current presentation. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the ”Other” category.

The following tables present the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 — Summary of Significant Accounting Policies, included herein. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the “Centers” category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the condensed consolidated financial statements. All income and expense items not directly associated with the Centers’ business segment are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Year Ended December 31, 2016
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$178,183	$7,973	$70,918	$257,074
(Recapture of) provision for loan losses	(172)	2,296	(8,524)	(6,400)

Net interest income after (recapture of) provision for loan losses	178,355	5,677	79,442	263,474

Noninterest income	20,179	223	15,150	35,552
Noninterest expense	50,110	1,958	84,656	136,724
Debt termination expense	-	-	16	16

Segment pre-tax profit (loss)	$148,424	$3,942	$9,920	$162,286

Goodwill	$89,533	$-	$-	$89,533

Segment assets as of December 31, 2016	$7,024,986	$473,670	$575,052	$8,073,707

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Year Ended December 31, 2015
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$167,633	$7,558	$77,751	$252,942
(Recapture of) provision for loan losses	(6,711)	143	968	(5,600)

Net interest income after (recapture of) provision for loan losses	174,344	7,415	76,783	258,542

Noninterest income	20,677	261	12,545	33,483
Noninterest expense	48,568	1,844	76,377	126,789
Debt termination expense	-	-	13,870	13,870

Segment pre-tax profit (loss)	$146,453	$5,832	$(919)	$151,366

Goodwill	$74,244	$-	$-	$74,244

Segment assets as of December 31, 2015	$6,441,751	$458,214	$771,235	$7,671,200

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Year Ended December 31, 2014
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$159,932	$6,500	$70,082	$236,514
Recapture of provision for loan losses	(9,204)	(5,680)	(1,216)	(16,100)

Net interest income after recapture of provision for loan losses	169,136	12,180	71,298	252,614

Noninterest income	20,513	281	15,618	36,412
Noninterest expense	47,493	1,757	76,979	126,229
Debt termination expense	-	-	-	-

Segment pre-tax profit (loss)	$142,156	$10,704	$9,937	$162,797

Goodwill	$74,244	$-	$-	$74,244

Segment assets as of December 31, 2014	$5,988,858	$430,181	$958,880	$7,377,920

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

22.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2016, the Bank has entered into 83 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2016 and 2015, the total notional amount of the Company’s swaps was $202.7 million and $189.0 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$5,783	Other liabilities	$5,783

Total derivatives		$5,783		$5,783

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$9,344	Other liabilities	$9,344

Total derivatives		$9,344		$9,344

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Year Ended December 31,
		2016	2015	2014
		(Dollars in thousands)
Interest rate swaps	Other income	$691	$333	$133

Total		$691	$333	$133

23.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of OCI for the periods presented.

	For the Year Ended December 31,
	2016			2015			2014
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(15,792)	$(6,633)	$(9,159)	$(22,667)	$(9,519)	$(13,148)	$69,661	$29,256	$40,405
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	-	-	-	6,690	2,808	3,882	-	-	-
Amortization of unrealized (gains)/ losses on securities transferred from available-for-sale to held-to- maturity	(2,174)	(913)	(1,261)	(1,573)	(660)	(913)	-	-	-
Net realized (gain)/loss reclassified into earnings	(548)	(230)	(318)	22	9	13	-	-	-

Net change	$(18,514)	$(7,776)	$(10,738)	$(17,528)	$(7,362)	$(10,166)	$69,661	$29,256	$40,405

24.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
December 31, 2016
Financial assets:
Derivatives not designated as hedging instruments	$5,783	$-	$-	$5,783	$-	$5,783

Total	$5,783	$-	$-	$5,783	$-	$5,783

Financial liabilities:
Derivatives not designated as hedging instruments	$6,855	$(1,072)	$5,783	$1,072	$(12,800)	$(5,945)
Repurchase agreements	603,028	-	603,028	-	(683,413)	(80,385)

Total	$609,883	$(1,072)	$608,811	$1,072	$(696,213)	$(86,330)

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
December 31, 2015
Financial assets:
Derivatives not designated as hedging instruments	$9,344	$-	$-	$9,344	$-	$9,344

Total	$9,344	$-	$-	$9,344	$-	$9,344

Financial liabilities:
Derivatives not designated as hedging instruments	$9,348	$(4)	$9,344	$4	$(16,572)	$(7,224)
Repurchase agreements	690,704	-	690,704	-	(721,102)	(30,398)

Total	$700,052	$(4)	$700,048	$4	$(737,674)	$(37,622)

25.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The following tables provide the parent company only condensed balance sheets, condensed statements of earnings and condensed statements of cash flows for the periods presented.

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	As of December 31,
	2016	2015
	(Dollars in thousands)
Assets
Investment in subsidiaries	$1,005,160	$939,064
Other assets, net	24,754	23,642

Total assets	$1,029,914	$962,706

Liabilities	$39,052	$39,307
Stockholders’ equity	990,862	923,399

Total liabilities and stockholders’ equity	$1,029,914	$962,706

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$55,192	$53,259	$66,119
Dividends from the Bank	49,000	49,000	41,000
Other expense, net	(2,763)	(3,114)	(3,098)

Net earnings	$101,429	$99,145	$104,021

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$101,429	$99,145	$104,021

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(104,192)	(102,259)	(107,119)
Tax settlement received from the Bank	2,557	1,233	1,812
Stock-based compensation	2,803	2,733	2,988
Other operating activities, net	(3,362)	(2,180)	(3,080)

Total adjustments	(102,194)	(100,473)	(105,399)

Net cash used in operating activities	(765)	(1,328)	(1,378)

Cash Flows from Investing Activities
Dividends received from the Bank	49,000	49,000	41,000

Net cash provided by investing activities	49,000	49,000	41,000

Cash Flows from Financing Activities
Cash dividends on common stock	(51,625)	(48,862)	(42,298)
Proceeds from exercise of stock options	5,151	5,144	5,522
Tax benefit related to exercise of stock options	932	308	1,116
Repurchase of common stock	(1,907)	(834)	(5,474)

Net cash used in financing activities	(47,449)	(44,244)	(41,134)

Net increase (decrease) in cash and cash equivalents	786	3,428	(1,512)
Cash and cash equivalents, beginning of period	16,960	13,532	15,044

Cash and cash equivalents, end of period	$17,746	$16,960	$13,532

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited, quarterly results for the periods indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share amounts)
2016
Net interest income	$65,441	$63,161	$65,956	$62,516
Recapture of provision for loan losses	(4,400)	(2,000)	-	-
Net earnings	27,076	25,448	25,514	23,391
Basic earnings per common share	0.25	0.23	0.23	0.22
Diluted earnings per common share	0.25	0.23	0.23	0.22

2015
Net interest income	$63,258	$65,917	$62,758	$61,009
Recapture of provision for loan losses	(1,100)	(2,500)	(2,000)	-
Net earnings	28,613	27,886	26,813	15,833
Basic earnings per common share	0.27	0.26	0.25	0.15
Diluted earnings per common share	0.27	0.26	0.25	0.15

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CVB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 1, 2017

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)

3.2	Bylaws of CVB Financial Corp., as amended (3)

4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated February 4, 2014 †(5)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(6)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(7)

10.2	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended †(8)

10.3	Form of Indemnification Agreement (9)

10.4	CVB Financial Corp. 2000 Stock Option Plan †(10)

10.5(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(11)

10.5(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan †(12)

10.5(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan †(13)

10.5(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(14)

10.5(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†

10.5(f)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(15)

10.5(g)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(16)

10.6	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007 †(17)

10.7(a)	Offer letter for David A. Brager, dated November 17, 2010 †(18)

10.7(b)	Severance Compensation Agreement for David A. Brager, dated January 1, 2012 †(19)

10.8(a)	Offer letter for David C. Harvey, dated December 7, 2009 †(20)

10.8(b)	Severance Compensation Agreement for David C. Harvey, dated January 1, 2012 †(21)

10.9	CVB Financial Corp. 2015 Executive Incentive Plan †(22)

10.10	Consulting Services Agreement among CVB Financial Corp., Citizens Business Bank and Richard C. Thomas †(23)

10.11	Waiver and General Release Agreement among CVB Financial Corp. Citizens Business Bank and Richard C. Thomas †(24)

10.12(a)	Offer Letter for E. Allen Nicholson executed April 30, 2016 †(25).

10.12(b)	Severance Compensation Agreement for E. Allen Nicholson dated June 1, 2016†(26)

Exhibit No.

10.13(a)	Offer Letter for David Farnsworth dated July 1, 2016 †.(27)

10.13(b)	Severance Compensation Agreement for David Farnsworth dated July 18, 2016†(28)

12	Statements regarding computation of ratios

21	Subsidiaries of the Company (29)

23	Consent of KPMG LLP

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-Q, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2009.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference to Exhibits 3.2(A) and 3.2(B) to our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference to Exhibit 4.1 to our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(6)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 7, 2006.
(7)	Incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the SEC on February 29 2016.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 29, 2016.
(10)	Incorporated herein by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.
(11)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.

(12)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 22, 2009
(13)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(14)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(15)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(16)	Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(17)	Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(18)	Incorporated herein by reference to Exhibit 10.13(A) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(19)	Incorporated herein by reference to Exhibit 10.13 (B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(20)	Incorporated herein by reference to Exhibit 10.21(A) to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(21)	Incorporated herein by reference to Exhibit 10.15(B) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(22)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 3, 2015.
(23)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2016
(24)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 27, 2016
(25)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2016.
(26)	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 9, 2016.
(27)	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 9, 2016.
(28)	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 9, 2016.
(29)	Incorporated herein by reference to Exhibit 23 to the Annual Report on Form 10-K filed with the SEC on February 29 2016.