Form 10-Q
period 2017-03-31
CVB FINANCIAL CORP
filed 2017-05-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(909) 980-4030

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock of the registrant: 110,138,557 outstanding as of April 30, 2017.

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

•	local, regional, national and international economic and market conditions and political events and the impact they may have on us, our customers and our assets and liabilities;
•	our ability to attract deposits and other sources of funding or liquidity;
•	supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate;
•	a prolonged slowdown or decline in real estate construction, sales or leasing activities;
•	changes in the financial performance and/or condition of our borrowers, depositors or key vendors or counterparties;
•	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
•

the costs or effects of acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such acquisitions or dispositions;

•	our ability to realize cost savings in connection with our recent acquisition of Valley Commerce Bancorp within expected time frames or at all;
•

the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, banking capital levels, consumer, commercial or secured lending, securities and securities trading and hedging, bank operations, compliance, fair lending, employment, executive compensation, insurance, cybersecurity, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply or which may otherwise impact us, including additional legal and regulatory requirements to which we may become subject in the event our total assets exceed $10 billion;

•

changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;

•	the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments;
•	inflation, changes in interest rate, securities market and monetary fluctuations;
•	changes in government interest rates or monetary policies;
•	changes in the amount and availability of deposit insurance;
•

disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access, cyber incidents, terrorist and political uncertainties or activities, disease pandemics, catastrophic events, natural disasters such as earthquakes, drought, extreme weather events, electrical, environmental, computer servers, and communications or other services we use, or that affect our employees or third parties with whom we conduct business;

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
•

all other factors set forth in the Company’s public reports including its Annual Report on Form 10-K for the year ended December 31, 2016, and particularly the discussion of risk factors within that document.

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$118,772	$119,445
Interest-earning balances due from Federal Reserve and federal funds sold	263,669	2,188

Total cash and cash equivalents	382,441	121,633

Interest-earning balances due from depository institutions	30,321	47,848
Investment securities available-for-sale, at fair value (with amortized cost of $2,255,904 at March 31, 2017, and $2,255,874 at December 31, 2016)	2,271,703	2,270,466
Investment securities held-to-maturity (with fair value of $871,755 at March 31, 2017, and $897,374 at December 31, 2016)	885,057	911,676

Total investment securities	3,156,760	3,182,142

Investment in stock of Federal Home Loan Bank (FHLB)	19,640	17,688
Loans and lease finance receivables	4,615,497	4,395,064
Allowance for loan losses	(59,212)	(61,540)

Net loans and lease finance receivables	4,556,285	4,333,524

Premises and equipment, net	47,262	42,086
Bank owned life insurance	145,056	134,785
Accrued interest receivable	21,886	22,259
Intangibles	7,892	5,010
Goodwill	119,193	89,533
Other real estate owned (OREO)	4,527	4,527
Income taxes	40,832	45,429
Asset held-for-sale	3,411	3,411
Other assets	23,615	23,832

Total assets	$8,559,121	$8,073,707

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,999,107	$3,673,541
Interest-bearing	2,843,706	2,636,139

Total deposits	6,842,813	6,309,680
Customer repurchase agreements	564,387	603,028
Other borrowings	-	53,000
Deferred compensation	18,168	12,361
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	-	23,777
Other liabilities	61,646	55,225

Total liabilities	7,512,788	7,082,845

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 110,108,757 at March 31, 2017, and 108,251,981 at December 31, 2016	570,997	531,192
Retained earnings	464,919	449,499
Accumulated other comprehensive income, net of tax	10,417	10,171

Total stockholders’ equity	1,046,333	990,862

Total liabilities and stockholders’ equity	$8,559,121	$8,073,707

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Interest income:
Loans and leases, including fees	$48,641	$45,770
Investment securities:
Investment securities available-for-sale	12,640	12,799
Investment securities held-to-maturity	5,507	5,348

Total investment income	18,147	18,147

Dividends from FHLB stock	393	368
Interest-earning deposits with other institutions and federal funds sold	267	215

Total interest income	67,448	64,500

Interest expense:
Deposits	1,433	1,437
Borrowings and customer repurchase agreements	429	423
Junior subordinated debentures	153	124

Total interest expense	2,015	1,984

Net interest income before recapture of provision for loan losses	65,433	62,516
Recapture of provision for loan losses	(4,500)	-

Net interest income after recapture of provision for loan losses	69,933	62,516

Noninterest income:
Service charges on deposit accounts	3,727	3,747
Trust and investment services	2,296	2,203
Bankcard services	765	555
BOLI income	715	547
Gain on sale of loans	-	1,101
Other	1,219	530

Total noninterest income	8,722	8,683

Noninterest expense:
Salaries and employee benefits	21,575	21,198
Occupancy and equipment	3,684	3,713
Professional services	1,257	1,248
Software licenses and maintenance	1,561	1,274
Marketing and promotion	1,239	1,427
Acquisition related expenses	676	849
Other	4,125	4,655

Total noninterest expense	34,117	34,364

Earnings before income taxes	44,538	36,835

Income taxes	16,034	13,444

Net earnings	$28,504	$23,391

Other comprehensive income:
Unrealized gain on securities arising during the period, before tax	$424	$27,270
Less: Income tax expense related to items of other comprehensive income	(178)	(11,453)

Other comprehensive income, net of tax	246	15,817

Comprehensive income	$28,750	$39,208

Basic earnings per common share	$0.26	$0.22
Diluted earnings per common share	$0.26	$0.22
Cash dividends declared per common share	$0.12	$0.12

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2017 and 2016

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income	Total
Balance, January 1, 2016	106,385	$502,571	$399,919	$20,909	$923,399
Repurchase of common stock	(31)	(392)	-	-	(392)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	25	285	-	-	285
Tax benefit from exercise of stock options	-	-	-	-	-
Shares issued pursuant to stock-based compensation plan	13	654	-	-	654
Cash dividends declared on common stock ($0.12 per share)	-	-	(12,934)	-	(12,934)
Net earnings	-	-	23,391	-	23,391
Other comprehensive income	-	-	-	15,817	15,817

Balance, March 31, 2016	107,786	$524,760	$410,376	$36,726	$971,862

Balance, January 1, 2017	108,252	$531,192	$449,499	$10,171	$990,862
Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(36)	(817)	-	-	(817)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	240	2,190	-	-	2,190
Shares issued pursuant to stock-based compensation plan	19	679	-	-	679
Cash dividends declared on common stock ($0.12 per share)	-	-	(13,018)	-	(13,018)
Net earnings	-	-	28,504	-	28,504
Other comprehensive income	-	-	-	246	246

Balance, March 31, 2017	110,109	$570,997	$464,919	$10,417	$1,046,333

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Interest and dividends received	$71,499	$68,927
Service charges and other fees received	8,008	8,081
Interest paid	(2,047)	(1,980)
Net cash paid to vendors, employees and others	(20,026)	(43,524)
Income taxes	165	-
Payments to FDIC, loss share agreement	(450)	(174)

Net cash provided by operating activities	57,149	31,330

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	-	610
Net change in interest-earning balances from depository institutions	18,006	4,309
Proceeds from repayment of investment securities available-for-sale	102,426	95,004
Proceeds from maturity of investment securities available-for-sale	5,374	16,505
Purchases of investment securities available-for-sale	(134,572)	(9,888)
Proceeds from repayment and maturity of investment securities held-to-maturity	33,411	37,032
Purchases of investment securities held-to-maturity	(8,895)	-
Net decrease in loan and lease finance receivables	92,505	8,331
Proceeds from sale of loans	-	6,417
Purchase of premises and equipment	(998)	(911)
Proceeds from sales of other real estate owned	-	200
Cash acquired from acquisition, net of cash paid	28,325	(7,504)

Net cash provided by investing activities	135,582	150,105

Cash Flows from Financing Activities
Net increase in other deposits	181,485	101,042
Net decrease in time deposits	(10,149)	(26,271)
Net decrease in other borrowings	(53,000)	(46,000)
Net decrease in customer repurchase agreements	(38,641)	(63,844)
Cash dividends on common stock	(12,991)	(12,766)
Repurchase of common stock	(817)	(392)
Proceeds from exercise of stock options	2,190	285

Net cash provided by (used in) financing activities	68,077	(47,946)

Net increase in cash and cash equivalents	260,808	133,489

Cash and cash equivalents, beginning of period	121,633	106,097

Cash and cash equivalents, end of period	$382,441	$239,586

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$28,504	$23,391

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	-	(1,101)
Increase in bank owned life insurance	(849)	(638)
Net amortization of premiums and discounts on investment securities	4,614	5,177
Accretion of PCI discount	(253)	(800)
Recapture of provision for loan losses	(4,500)	-
Valuation adjustment on other real estate owned	-	248
Payments to FDIC, loss share agreement	(450)	(174)
Stock-based compensation	679	654
Depreciation and amortization, net	558	137
Change in other assets and liabilities	28,846	4,436

Total adjustments	28,645	7,939

Net cash provided by operating activities	$57,149	$31,330

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$-	$4,152
Issuance of common stock for acquistion	$37,637	$21,642

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 54 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

On March 10, 2017, we completed the acquisition of Valley Commerce Bancorp (“VCBP”), the holding company for Valley Business Bank (“VBB”), headquartered in the Central Valley area of California with four branch locations and total assets of approximately $400 million. This acquisition strengthens our market share in the Central Valley area of California. Our condensed consolidated financial statements for 2017 include VBB operations, post-merger. See Note 4 – Business Combinations, included herein.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification – Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3—Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC (“Form 10-K”).

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

Adoption of New Accounting Standard— In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this standard during the first quarter of 2017. The primary impact of the adoption of the standard on the Company’s condensed consolidated financial statements was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which reduced income tax expense by approximately $1.3 million for the three months ended March 31, 2017. We also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period. The remaining provisions of this accounting standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

In January, 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March, 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this ASU effective January 1, 2017 and the adoption did not have a significant impact on its consolidated financial statements.

4.	BUSINESS COMBINATIONS

Valley Commerce Bancorp Acquisition

On March 10, 2017, the Company acquired all of the assets and assumed all of the liabilities of VCBP for $23.2 million in cash and $37.6 million in stock. As a result, VBB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further strengthen its presence in the Central Valley area of California. At close, VBB had four branches located in Visalia, Tulare, Fresno, and Woodlake.

Goodwill of $29.7 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The total fair value of assets acquired approximated $406.1 million, which included $51.5 million in cash and cash equivalents, $2.0 million in FHLB stock, $309.7 million in loans and lease finance receivables, $5.3 million in fixed assets, $9.4 million in Bank-Owned Life Insurance (“BOLI”), $3.2 million in core deposit intangible assets acquired and $18.5 million in other assets. The total fair value of liabilities assumed was $368.5 million, which included $361.8 million in deposits, and $6.7 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of March 10, 2017. The assets acquired and liabilities assumed have been accounted for under the acquisition method accounting. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the three months ended March 31, 2017, the Company incurred non-recurring merger related expenses associated with the VCBP acquisition of $651,000.

County Commerce Bank Acquisition

On February 29, 2016, the Bank acquired all of the assets and assumed all of the liabilities of County Commerce Bank (“CCB”) for $20.6 million in cash and $21.6 million in stock. As a result, CCB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction served to further expand its footprint northward into and along the central coast of California. At close, CCB had four branches located in Ventura, Oxnard, Camarillo, and Westlake Village. The systems integration of CCB and CBB was completed in April 2016.

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

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$1,749	$1	$-	$1,750	0.08%
Residential mortgage-backed securities	1,848,307	19,131	(5,685)	1,861,753	81.95%
CMO/REMIC - residential	324,283	3,403	(1,242)	326,444	14.37%
Municipal bonds	75,886	716	(881)	75,721	3.33%
Other securities	5,679	356	-	6,035	0.27%

Total available-for-sale securities	$2,255,904	$23,607	$(7,808)	$2,271,703	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$176,281	$751	$(1,620)	$175,412	19.92%
Residential mortgage-backed securities	186,480	-	(1,528)	184,952	21.07%
CMO	238,397	-	(7,563)	230,834	26.93%
Municipal bonds	283,899	1,210	(4,552)	280,557	32.08%

Total held-to-maturity securities	$885,057	$1,961	$(15,263)	$871,755	100.00%

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,750	$2	$-	$2,752	0.12%
Residential mortgage-backed securities	1,822,168	18,812	(6,232)	1,834,748	80.81%
CMO/REMIC - residential	345,313	3,361	(1,485)	347,189	15.29%
Municipal bonds	80,137	889	(955)	80,071	3.53%
Other securities	5,506	200	-	5,706	0.25%

Total available-for-sale securities	$2,255,874	$23,264	$(8,672)	$2,270,466	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$182,648	$362	$(1,972)	$181,038	20.03%
Residential mortgage-backed securities	193,699	-	(1,892)	191,807	21.25%
CMO	244,419	-	(6,808)	237,611	26.81%
Municipal bonds	290,910	776	(4,768)	286,918	31.91%

Total held-to-maturity securities	$911,676	$1,138	$(15,440)	$897,374	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$11,926	$11,380
Tax-advantaged	714	1,419

Total interest income from available-for-sale securities	12,640	12,799

Investment securities held-to-maturity:
Taxable	3,277	2,620
Tax-advantaged	2,230	2,728

Total interest income from held-to-maturity securities	5,507	5,348

Total interest income from investment securities	$18,147	$18,147

Approximately 88% of the total investment securities portfolio at March 31, 2017 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2017 and December 31, 2016. At March 31, 2017, the Bank had $5,000 in total CMO backed by whole loans issued by private-label companies (nongovernment sponsored).

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”).

	March 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	498,198	(5,685)	-	-	498,198	(5,685)
CMO/REMIC - residential	97,275	(1,242)	-	-	97,275	(1,242)
Municipal bonds	23,231	(880)	5,986	(1)	29,217	(881)

Total available-for-sale securities	$618,704	$(7,807)	$5,986	$(1)	$624,690	$(7,808)

Investment securities held-to-maturity:
Government agency/GSE	$46,205	$(1,620)	$-	$-	$46,205	$(1,620)
Residential mortgage-backed securities	184,952	(1,528)	-	-	184,952	(1,528)
CMO	230,834	(7,563)	-	-	230,834	(7,563)
Municipal bonds	110,334	(3,491)	33,200	(1,061)	143,534	(4,552)

Total held-to-maturity securities	$572,325	$(14,202)	$33,200	$(1,061)	$605,525	$(15,263)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	583,143	(6,232)	-	-	583,143	(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

At March 31, 2017 and December 31, 2016, investment securities having a carrying value of approximately $2.15 billion and $2.19 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2017, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2017
	Avaliable-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$22,498	$22,719	$424	$424
Due after one year through five years	1,848,800	1,867,464	165,814	162,958
Due after five years through ten years	327,338	323,905	312,610	308,128
Due after ten years	57,268	57,615	406,209	400,245

Total investment securities	$2,255,904	$2,271,703	$885,057	$871,755

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2017.

6.	ACQUIRED SJB ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired San Joaquin Bank (“SJB”) and entered into loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) that is more fully discussed in Note 3—Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The acquired loans were accounted for as Purchase Credit Impaired (“PCI”) loans.

At March 31, 2017, the remaining discount associated with the PCI loans approximated $1.3 million. The loss sharing agreement for commercial loans expired October 16, 2014.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$1,911	$2,309
SBA	1,575	327
Real estate:
Commercial real estate	52,293	67,594
Construction	-	-
SFR mortgage	175	178
Dairy & livestock and agribusiness	460	1,216
Municipal lease finance receivables	-	-
Consumer and other loans	1,371	1,469

Gross PCI loans	57,785	73,093
Less: Purchase accounting discount	(1,258)	(1,508)

Gross PCI loans, net of discount	56,527	71,585
Less: Allowance for PCI loan losses	(725)	(1,219)

Net PCI loans	$55,802	$70,366

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Pass	$45,205	$59,409
Special mention	383	1,162
Substandard	12,197	12,522
Doubtful & loss	-	-

Total gross PCI loans	$57,785	$73,093

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)

Commercial and industrial	$528,945	$485,078
SBA	112,690	97,184
Real estate:
Commercial real estate	3,219,299	2,930,141
Construction	72,782	85,879
SFR mortgage	245,362	250,605
Dairy & livestock and agribusiness	244,264	338,631
Municipal lease finance receivables	62,416	64,639
Consumer and other loans	80,163	78,274

Gross loans, excluding PCI loans	4,565,921	4,330,431
Less: Deferred loan fees, net	(6,951)	(6,952)

Gross loans, excluding PCI loans, net of deferred loan fees	4,558,970	4,323,479
Less: Allowance for loan losses	(58,487)	(60,321)

Net loans, excluding PCI loans	4,500,483	4,263,158

PCI Loans	57,785	73,093
Discount on PCI loans	(1,258)	(1,508)
Less: Allowance for loan losses	(725)	(1,219)

PCI loans, net	55,802	70,366

Total loans and lease finance receivables	$4,556,285	$4,333,524

As of March 31, 2017, 77.47% of the total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 70.51% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of March 31, 2017, $164.9 million, or 5.12% of the total commercial real estate loans included loans secured by farmland, compared to $180.6 million, or 6.16%, at December 31, 2016. The loans secured by farmland included $111.6 million for loans secured by dairy & livestock land and $53.3 million for loans secured by agricultural land at March 31, 2017, compared to $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016. As of March 31, 2017, dairy & livestock and agribusiness loans of $244.3 million were comprised of $216.3 million for dairy & livestock loans and $28.0 million for agribusiness loans, compared to $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans at December 31, 2016.

At March 31, 2017, the Company held approximately $2.07 billion of total fixed rate loans, including PCI loans.

At March 31, 2017 and December 31, 2016, loans totaling $3.12 billion and $3.11 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of March 31, 2017 and December 31, 2016.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$491,534	$25,393	$12,018	$-	$528,945
SBA	97,795	10,098	4,788	9	112,690
Real estate:
Commercial real estate
Owner occupied	939,031	85,700	22,700	-	1,047,431
Non-owner occupied	2,132,104	22,541	17,223	-	2,171,868
Construction
Speculative	53,305	-	384	-	53,689
Non-speculative	19,093	-	-	-	19,093
SFR mortgage	239,390	4,989	983	-	245,362
Dairy & livestock and agribusiness	137,440	75,054	31,770	-	244,264
Municipal lease finance receivables	58,088	4,328	-	-	62,416
Consumer and other loans	75,864	2,198	2,098	3	80,163

Total gross loans, excluding PCI loans	$4,243,644	$230,301	$91,964	$12	$4,565,921

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$449,658	$21,610	$13,809	$1	$485,078
SBA	80,138	10,553	6,482	11	97,184
Real estate:
Commercial real estate
Owner occupied	842,992	87,781	19,046	-	949,819
Non-owner occupied	1,941,203	23,534	15,585	-	1,980,322
Construction
Speculative	48,841	-	-	-	48,841
Non-speculative	37,038	-	-	-	37,038
SFR mortgage	243,374	4,930	2,301	-	250,605
Dairy & livestock and agribusiness	187,819	114,106	36,706	-	338,631
Municipal lease finance receivables	60,102	4,537	-	-	64,639
Consumer and other loans	74,328	2,123	1,819	4	78,274

Total gross loans, excluding PCI loans	$3,965,493	$269,174	$95,748	$16	$4,330,431

Allowance for Loan Losses

The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies of the 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at March 31, 2017 and December 31, 2016. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended March 31, 2017

	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance March 31, 2017
	(Dollars in thousands)
Commercial and industrial	$8,154	$-	$52	$(250)	$7,956
SBA	871	-	4	(4)	871
Real estate:
Commercial real estate	37,443	-	-	1,543	38,986
Construction	1,096	-	2,025	(2,301)	820
SFR mortgage	2,287	-	64	(165)	2,186
Dairy & livestock and agribusiness	8,541	-	-	(2,699)	5,842
Municipal lease finance receivables	941	-	-	(52)	889
Consumer and other loans	988	(2)	29	(78)	937
PCI loans	1,219	-	-	(494)	725

Total allowance for loan losses	$61,540	$(2)	$2,174	$(4,500)	$59,212

	For the Three Months Ended March 31, 2016
	Ending Balance December 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance March 31, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(61)	$63	$141	$8,731
SBA	993	-	1	242	1,236
Real estate:
Commercial real estate	36,995	-	139	1,152	38,286
Construction	2,389	-	9	(1,247)	1,151
SFR mortgage	2,103	(102)	-	201	2,202
Dairy & livestock and agribusiness	6,029	-	99	(952)	5,176
Municipal lease finance receivables	1,153	-	-	12	1,165
Consumer and other loans	906	-	32	451	1,389
PCI loans	-	-	-	-	-

Total allowance for loan losses	$59,156	$(163)	$343	$-	$59,336

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. The Company’s ALLL methodology for the first quarter of 2017 excludes the impact of the recent VBB acquisition from certain of the Bank’s qualitative factors that are otherwise designed to capture incremental risk in the legacy loan portfolio. The VBB acquired loans are also supported by a credit mark established through the determination of fair value for the acquired loan portfolio.

	March 31, 2017
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,150	$527,795	$-	$88	$7,868	$-
SBA	1,926	110,764	-	9	862	-
Real estate:
Commercial real estate	20,216	3,199,083	-	-	38,986	-
Construction	384	72,398	-	-	820	-
SFR mortgage	4,248	241,114	-	-	2,186	-
Dairy & livestock and agribusiness	1,324	242,940	-	-	5,842	-
Municipal lease finance receivables	-	62,416	-	-	889	-
Consumer and other loans	801	79,362	-	-	937	-
PCI loans	-	-	56,527	-	-	725

Total	$30,049	$4,535,872	$56,527	$97	$58,390	$725

	March 31, 2016
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,477	$465,484	$-	$575	$8,156	$-
SBA	3,304	110,399	-	55	1,181	-
Real estate:
Commercial real estate	35,577	2,783,542	-	-	38,286	-
Construction	7,651	81,997	-	48	1,103	-
SFR mortgage	5,874	227,091	-	16	2,186	-
Dairy & livestock and agribusiness	714	226,996	-	-	5,176	-
Municipal lease finance receivables	-	73,098	-	-	1,165	-
Consumer and other loans	868	75,235	-	-	1,389	-
PCI loans	-	-	81,850	-	-	-

Total	$55,465	$4,043,842	$81,850	$694	$58,642	$-

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

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

	March 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$42	$177	$219	$506	$528,220	$528,945
SBA	328	1	329	1,089	111,272	112,690
Real estate:
Commercial real estate
Owner occupied	-	-	-	2,374	1,045,057	1,047,431
Non-owner occupied	-	-	-	3,249	2,168,619	2,171,868
Construction
Speculative (2)	-	-	-	384	53,305	53,689
Non-speculative	-	-	-	-	19,093	19,093
SFR mortgage	403	-	403	983	243,976	245,362
Dairy & livestock and agribusiness	-	-	-	1,324	242,940	244,264
Municipal lease finance receivables	-	-	-	-	62,416	62,416
Consumer and other loans	30	399	429	438	79,296	80,163

Total gross loans, excluding PCI Loans	$803	$577	$1,380	$10,347	$4,554,194	$4,565,921

(1)    As of March 31, 2017, $6.2 million of nonaccruing loans were current, $2.2 million were 30-59 days past due, $81,000 were 60-89 days past due and $1.9 million were 90+ days past due.

(2)    Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2016

	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$156	$484,922	$485,078
SBA	352	-	352	2,737	94,095	97,184
Real estate:
Commercial real estate
Owner occupied	-	-	-	635	949,184	949,819
Non-owner occupied	-	-	-	1,048	1,979,274	1,980,322
Construction
Speculative (2)	-	-	-	-	48,841	48,841
Non-speculative	-	-	-	-	37,038	37,038
SFR mortgage	-	-	-	2,207	248,398	250,605
Dairy & livestock and agribusiness	-	-	-	-	338,631	338,631
Municipal lease finance receivables	-	-	-	-	64,639	64,639
Consumer and other loans	84	-	84	369	77,821	78,274

Total gross loans, excluding PCI Loans	$436	$-	$436	$7,152	$4,322,843	$4,330,431

(1)	As of December 31, 2016, $4.7 million of nonaccruing loans were current, $514,000 were 30-59 days past due, $435,000 were 60-89 days past due and $1.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At March 31, 2017, the Company had impaired loans, excluding PCI loans, of $30.0 million and included $6.4 million of loans acquired from VBB in the first quarter of 2017. Of this amount, there was $5.6 million of nonaccrual commercial real estate loans, $1.3 million of nonaccrual dairy & livestock and agribusiness loans, $1.1 million of nonaccrual Small Business Administration (“SBA”) loans, $983,000 of nonaccrual single-family residential (“SFR”) mortgage loans, $506,000 of nonaccrual commercial and industrial loans, $438,000 of nonaccrual consumer and other loans, and $384,000 of nonaccrual construction loans. These impaired loans included $21.1 million of loans whose terms were modified in a troubled debt restructuring, of which $1.4 million were classified as nonaccrual. The remaining balance of $19.7 million consisted of 25 loans performing according to the restructured terms. The impaired loans had a specific allowance of $97,000 at March 31, 2017. At December 31, 2016, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $26.4 million with a related allowance of $141,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Three Months Ended March 31, 2017

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,015	$1,985	$-	$1,045	$6
SBA	1,917	2,272	-	1,960	16
Real estate:
Commercial real estate
Owner occupied	6,669	7,081	-	6,434	32
Non-owner occupied	13,547	16,198	-	13,479	401
Construction
Speculative	384	402	-	384	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,248	5,024	-	4,259	34
Dairy & livestock and agribusiness	1,324	1,610	-	1,839	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	801	1,379	-	809	5

Total	29,905	35,951	-	30,209	495

With a related allowance recorded:
Commercial and industrial	135	136	88	152	2
SBA	9	25	9	10	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	144	161	97	162	2

Total impaired loans	$30,049	$36,112	$97	$30,371	$497

	As of and For the Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$805	$1,677	$-	$831	$7
SBA	3,050	3,765	-	3,089	13
Real estate:
Commercial real estate
Owner occupied	5,315	6,507	-	5,095	51
Non-owner occupied	30,262	33,368	-	30,400	343
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,499	6,406	-	5,512	27
Dairy & livestock and agribusiness	714	714	-	710	8
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	868	1,420	-	888	4

Total	46,513	53,857	-	46,525	453

With a related allowance recorded
Commercial and industrial	672	741	575	687	3
SBA	254	274	55	254	2
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	48	7,651	97
Non-speculative	-	-	-	-	-
SFR mortgage	375	426	16	515	2
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	8,952	9,092	694	9,107	104

Total impaired loans	$55,465	$62,949	$694	$55,632	$557

	As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$730	$1,646	$-
SBA	3,386	4,189	-
Real estate:
Commercial real estate
Owner occupied	1,797	2,276	-
Non-owner occupied	13,331	15,842	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,174	6,075	-
Dairy & livestock and agribusiness	747	747	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	853	1,423	-

Total	26,018	32,198	-

With a related allowance recorded
Commercial and industrial	171	171	114
SBA	196	212	27
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	-	-	-

Total	367	383	141

Total impaired loans	$26,385	$32,581	$141

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of March 31, 2017 and December 31, 2016 have already been written down to the estimated net realizable value. The impaired loans with a related allowance recorded are on nonaccrual loans where a charge-off is not yet processed, on nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, the balance in this reserve was $6.7 million and was included in other liabilities.

Troubled Debt Restructurings (“TDRs”)

Loans that are reported as TDRs are considered impaired and charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion regarding TDRs.

As of March 31, 2017, there were $21.1 million of loans classified as a TDR, of which $1.4 million were nonperforming and $19.7 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2017, performing TDRs were comprised of six commercial real estate loans of $14.6 million, 11 SFR mortgage loans of $3.3 million, two SBA loans of $837,000, five commercial and industrial loans of $644,000, and one consumer loan of $363,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $97,000 and $141,000 of specific allowance to TDRs as of March 31, 2017 and December 31, 2016, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$19,233	$42,687
New modifications	3,143	1,006
Payoffs and payments, net	(3,003)	(6,372)
TDRs returned to accrual status	329	-
TDRs placed on nonaccrual status	-	-

Ending balance	$19,702	$37,321

Nonperforming TDRs:
Beginning balance	$1,626	$12,622
New modifications	2,066	82
Charge-offs	-	(38)
Payoffs and payments, net	(1,956)	(306)
TDRs returned to accrual status	(329)	-
TDRs placed on nonaccrual status	-	-

Ending balance	$1,407	$12,360

Total TDRs	$21,109	$49,681

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended March 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	3,143	3,143	3,143	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	1,984	1,984	78	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	82	82	80	-

Total loans	3	$5,209	$5,209	$3,301	$-

	For the Three Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2016	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	194	194	193	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	812	812	778	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	82	82	75	-

Total loans	5	$1,088	$1,088	$1,046	$28

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of March 31, 2017, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2017.

8.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2017 and 2016, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 1,000 and 262,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$28,504	$23,391
Less: Net earnings allocated to restricted stock	112	104

Net earnings allocated to common shareholders	$28,392	$23,287

Weighted average shares outstanding	108,339	106,392
Basic earnings per common share	$0.26	$0.22

Diluted earnings per common share:
Net income allocated to common shareholders	$28,392	$23,287

Weighted average shares outstanding	108,339	106,392
Incremental shares from assumed exercise of outstanding options	467	392

Diluted weighted average shares outstanding	108,806	106,784
Diluted earnings per common share	$0.26	$0.22

9.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2017. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$1,750	$-	$1,750	$-
Residential mortgage-backed securities	1,861,753	-	1,861,753	-
CMO/REMIC - residential	326,444	-	326,444	-
Municipal bonds	75,721	-	75,721	-
Other securities	6,035	-	6,035	-

Total investment securities - AFS	2,271,703	-	2,271,703	-
Interest rate swaps	4,985	-	4,985	-

Total assets	$2,276,688	$-	$2,276,688	$-

Description of liability
Interest rate swaps	$4,985	$-	$4,985	$-

Total liabilities	$4,985	$-	$4,985	$-

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$2,752	$-	$2,752	$-
Residential mortgage-backed securities	1,834,748	-	1,834,748	-
CMO/REMIC - residential	347,189	-	347,189	-
Municipal bonds	80,071	-	80,071	-
Other securities	5,706	-	5,706	-

Total investment securities - AFS	2,270,466	-	2,270,466	-
Interest rate swaps	5,783	-	5,783	-

Total assets	$2,276,249	$-	$2,276,249	$-

Description of liability
Interest rate swaps	$5,783	$-	$5,783	$-

Total liabilities	$5,783	$-	$5,783	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. There were no assets outstanding at March 31, 2017 that were measured at fair value on a non-recurring basis and that had losses during the three months ended March 31, 2017. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2016, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2016
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$65	$-	$-	$65	$8
SBA	196	-	-	196	27
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Asset held-for-sale	3,411			3,411	2,558

Total assets	$3,672	$-	$-	$3,672	$2,593

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2017 and December 31, 2016, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2017
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$118,772	$118,772	$-	$-	$118,772
Interest-earning balances due from depository institutions and federal funds sold	263,669	-	263,669	-	263,669
FHLB stock	19,640	-	19,640	-	19,640
Investment securities available-for-sale	2,271,703	-	2,271,703	-	2,271,703
Investment securities held-to-maturity	885,057	-	871,755	-	871,755
Total loans, net of allowance for loan losses	4,556,285	-	-	4,520,673	4,520,673
Swaps	4,985	-	4,985	-	4,985
Liabilities
Deposits:
Noninterest-bearing	$3,999,107	$3,999,107	$-	$-	$3,999,107
Interest-bearing	2,843,706	-	2,841,739	-	2,841,739
Borrowings	564,387	-	564,147	-	564,147
Junior subordinated debentures	25,774	-	-	18,913	18,913
Swaps	4,985	-	4,985	-	4,985

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$119,445	$119,445	$-	$-	$119,445
Interest-earning balances due from depository institutions	2,188	-	2,188	-	2,188
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,270,466	-	2,270,466	-	2,270,466
Investment securities held-to-maturity	911,676	-	897,374	-	897,374
Total loans, net of allowance for loan losses	4,333,524	-	-	4,306,225	4,306,225
Swaps	5,783	-	5,783	-	5,783
Liabilities
Deposits:
Noninterest-bearing	$3,673,541	$3,673,541	$-	$-	$3,673,541
Interest-bearing	2,636,139	-	2,634,443	-	2,634,443
Borrowings	656,028	-	655,820	-	655,820
Junior subordinated debentures	25,774	-	-	18,463	18,463
Swaps	5,783	-	5,783	-	5,783

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. The Bank has 54 Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating departments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these two segments in deciding how to allocate resources and to assess performance. Our two principal reporting segments, Centers and Dairy & Livestock and Agribusiness, are aggregated into separate operating segments as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. In 2016, Dairy & Livestock and Agribusiness was reflected as our second reportable segment. All other operating departments have been aggregated and included in “Other” for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type in 2016. Prior period information has been conformed to the current presentation. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the “Other” category.

The following tables represent the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the condensed consolidated financial statements. All income and expense items not directly associated with the Centers’ business segment are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended March 31, 2017

	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$45,578	$2,144	$17,711	$65,433
(Recapture of) provision for loan losses	511	(2,699)	(2,312)	(4,500)

Net interest income after (recapture of) provision for loan losses	45,067	4,843	20,023	69,933

Noninterest income	5,207	55	3,460	8,722
Noninterest expense	12,438	501	21,178	34,117

Segment pre-tax profit	$37,836	$4,397	$2,305	$44,538

Goodwill	$119,193	$-	$-	$119,193

Segment assets as of March 31, 2017	$7,399,909	$363,029	$796,183	$8,559,121

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Three Months Ended March 31, 2016

	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$42,234	$1,933	$18,349	$62,516
(Recapture of) provision for loan losses	2,200	(952)	(1,248)	-

Net interest income after (recapture of) provision for loan losses	40,034	2,885	19,597	62,516

Noninterest income	4,827	53	3,803	8,683
Noninterest expense	12,610	479	21,275	34,364

Segment pre-tax profit	$32,251	$2,459	$2,125	$36,835

Goodwill	$88,174	$-	$-	$88,174

Segment assets as of March 31, 2016	$6,586,237	$386,804	$947,795	$7,920,836

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2017, the Bank has entered into 80 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans, and at the same time, the Bank enters into a swap with the counterparty bank to allow the Bank to pass on the interest-rate risk associated with the customer fixed rate swaps. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. Our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. None of our derivative assets and liabilities are offset in the balance sheet.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2017 and December 31, 2016, the total notional amount of the Company’s swaps was $207.0 million, and $202.7 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	March 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$4,985	Other liabilities	$4,985

Total derivatives		$4,985		$4,985

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$5,783	Other liabilities	$5,783

Total derivatives		$5,783		$5,783

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended March 31,
		2017	2016
		(Dollars in thousands)
Interest rate swaps	Other income	$323	$58

Total		$323	$58

12.	OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended March 31,
	2017			2016
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$1,207	$507	$700	$28,044	$11,778	$16,266
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	-	-	-	-	-	-
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(783)	(329)	(454)	(774)	(325)	(449)
Net realized (gain)/loss reclassified into earnings	-	-	-	-	-	-

Net Change	$424	$178	$246	$27,270	$11,453	$15,817

13.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in	Gross Amounts offset in the	Net Amounts of Assets Presented	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
	the Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Pledged
	(Dollars in thousands)
March 31, 2017
Financial assets:
Derivatives not designated as hedging instruments	$4,985	$-	$-	$4,985	$-	$4,985

Total	$4,985	$-	$-	$4,985	$-	$4,985

Financial liabilities:
Derivatives not designated as hedging instruments	$6,231	$(1,246)	$4,985	$1,246	$(12,756)	$(6,525)
Repurchase agreements	564,387	-	564,387	-	(674,122)	(109,735)

Total	$570,618	$(1,246)	$569,372	$1,246	$(686,878)	$(116,260)

December 31, 2016
Financial assets:
Derivatives not designated as hedging instruments	$5,783	$-	$-	$5,783	$-	$5,783

Total	$5,783	$-	$-	$5,783	$-	$5,783

Financial liabilities:
Derivatives not designated as hedging instruments	$6,855	$(1,072)	$5,783	$1,072	$(12,800)	$(5,945)
Repurchase agreements	603,028	-	603,028	-	(683,413)	(80,385)

Total	$609,883	$(1,072)	$608,811	$1,072	$(696,213)	$(86,330)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. and its wholly owned subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

Our significant accounting policies are described in greater detail in our 2016 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the first quarter of 2017, we reported net earnings of $28.5 million, compared with $27.1 million for the fourth quarter of 2016 and $23.4 million for the first quarter of 2016. This represents an increase of $1.4 million over the prior quarter and an increase of $5.1 million from the first quarter of 2016. Diluted earnings per share were $0.26 for the first quarter, compared to $0.25 for the prior quarter and $0.22 for the same period last year.

At March 31, 2017, total assets of $8.56 billion increased $485.4 million, or 6.01%, from total assets of $8.07 billion at December 31, 2016. Interest-earning assets of $8.09 billion at March 31, 2017 increased $441.0 million, or 5.77%, when compared with $7.64 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $220.4 million increase in total loans and a $261.5 million increase in total interest-earning balances due from the Federal Reserve and federal funds sold. This was partially offset by a $25.4 million decrease in investment securities and a $17.5 million decrease in interest-earning balances due from depository institutions.

Total investment securities were $3.16 billion at March 31, 2017, a decrease of $25.4 million from $3.18 billion at December 31, 2016.

At March 31, 2017, held-to-maturity (“HTM”) investment securities totaled $885.1 million. At March 31, 2017, investment securities available-for-sale (“AFS”) totaled $2.27 billion, inclusive of a pre-tax unrealized gain of $15.8 million. AFS securities grew by $1.2 million, or 0.05%, from December 31, 2016.

Total loans and leases, net of deferred fees and discounts, were $4.62 billion at March 31, 2017, compared to $4.40 billion at December 31, 2016 and $4.17 billion at March 31, 2016. Total loans and leases, net of deferred fees and discounts increased $220.4 million, or 5.02%, from December 31, 2016. The increase in total loans included $309.7 million of loans acquired from VBB in the first quarter of 2017. Excluding the acquired Valley Business Bank (“VBB”) loans, dairy & livestock and agribusiness loans decreased by $109.2 million, primarily due to seasonal paydowns. Excluding the acquired VBB loans and the decrease in dairy & livestock and agribusiness loans, overall loan growth was about $19.7 million, or 0.49%, for the first quarter of 2017. Total loans and leases, net of deferred fees and discounts, of $4.62 billion at March 31, 2017 increased by $442.1 million, or 10.59%, from March 31, 2016. Excluding the acquired VBB loans, overall loan growth year-over-year was approximately $129.8 million, or 3.10%.

Noninterest-bearing deposits were $4.00 billion at March 31 2017, an increase of $325.6 million, or 8.86%, compared to $3.67 billion at December 31, 2016 and an increase of $647.0 million, or 19.30%, when compared to March 31, 2016. The increase in noninterest-bearing deposits at March 31, 2017 included $172.5 million of noninterest-bearing deposits assumed from VBB during the first quarter of 2017. At March 31, 2017, noninterest-bearing deposits were 58.44% of total deposits, compared to 58.22% at December 31, 2016 and 53.93% at March 31, 2016. Our average cost of total deposits was 0.09% for the quarter ended March 31, 2017, compared to 0.10% for the same period last year. Our cost of total deposits including customer repurchase agreements was 0.11% for the quarter ended March 31, 2017 and 2016.

Customer repurchase agreements totaled $564.4 million at March 31, 2017, compared to $603.0 million and $626.9 million at December 31, 2016 and March 31, 2016, respectively. At March 31, 2017, there were no short-term borrowings, compared to $53.0 million at December 31, 2016 and zero at March 31, 2016.

At March 31, 2017, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2016 and March 31, 2016. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $59.2 million at March 31, 2017, compared to $61.5 million at December 31, 2016. The allowance for loan losses was reduced by $4.5 million for the first quarter of 2017, offset by net recoveries of $2.2 million. The allowance for loan losses was 1.28%, 1.40% and 1.42% of total loans and leases outstanding, at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The ratio as of the most recent quarter was partially impacted by the $309.7 million loans acquired from Valley Business Bank that are recorded at fair market value, without a corresponding loan loss allowance.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of March 31, 2017, the Company’s Tier 1 leverage capital ratio totaled 11.73%, our common equity Tier 1 ratio totaled 16.24%, our Tier 1 risk-based capital ratio totaled 16.69%, and our total risk-based capital ratio totaled 17.86%. Refer to our Analysis of Financial Condition – Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisition

On March 10, 2017, we completed the acquisition of Valley Commerce Bancorp (“VCBP”), the holding company for VBB. Our financial statements for the first quarter include 21 days of VBB operations, post-merger. At close, Citizens Business Bank acquired $309.7 million of loans, assumed $172.5 million of noninterest-bearing deposits and $361.8 million of total deposits.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		Variance
	March 31,	December 31,
	2017	2016	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$65,433	$65,441	$(8)	-0.01%
Recapture of provision for loan losses	4,500	4,400	100	2.27%
Noninterest income	8,722	8,412	310	3.69%
Noninterest expense	34,117	34,932	(815)	-2.33%
Income taxes	16,034	16,245	(211)	-1.30%

Net earnings	$28,504	$27,076	$1,428	5.27%

Earnings per common share:
Basic	$0.26	$0.25	$0.01
Diluted	$0.26	$0.25	$0.01
Return on average assets	1.42%	1.33%	0.09%
Return on average shareholders’ equity	11.39%	10.60%	0.79%
Efficiency ratio	46.01%	47.30%	-1.29%
Noninterest expense to average assets	1.70%	1.72%	-0.02%

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$65,433	$62,516	$2,917	4.67%
Recapture of provision for loan losses	4,500	-	4,500	-
Noninterest income	8,722	8,683	39	0.45%
Noninterest expense	34,117	34,364	(247)	-0.72%
Income taxes	16,034	13,444	2,590	19.27%

Net earnings	$28,504	$23,391	$5,113	21.86%

Earnings per common share:
Basic	$0.26	$0.22	$0.04
Diluted	$0.26	$0.22	$0.04
Return on average assets	1.42%	1.22%	0.20%
Return on average shareholders’ equity	11.39%	9.96%	1.43%
Efficiency ratio	46.01%	48.26%	-2.25%
Noninterest expense to average assets	1.70%	1.79%	-0.09%

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

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended March 31,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,169,368	$11,926	2.21%	$2,142,119	$11,380	2.12%
Tax-advantaged	76,431	714	5.29%	157,893	1,419	5.12%
Held-to-maturity securities:
Taxable	608,636	3,277	2.15%	510,323	2,620	2.06%
Tax-advantaged	284,468	2,230	4.23%	317,525	2,728	4.63%
Investment in FHLB stock	18,143	393	8.66%	18,013	368	8.17%
Interest-earning deposits with other institutions	117,804	267	0.91%	137,278	215	0.63%
Loans (2)	4,379,111	48,641	4.50%	4,027,577	45,770	4.57%

Total interest-earning assets	7,653,961	67,448	3.62%	7,310,728	64,500	3.63%
Total noninterest-earning assets	468,176			432,075

Total assets	$8,122,137			$7,742,803

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,291,008	$1,156	0.20%	$2,029,289	$977	0.19%
Time deposits	394,025	277	0.29%	704,928	460	0.26%

Total interest-bearing deposits	2,685,033	1,433	0.22%	2,734,217	1,437	0.21%
FHLB advances, other borrowings, and customer repurchase agreements	648,554	582	0.36%	720,874	547	0.31%

Interest-bearing liabilities	3,333,587	2,015	0.25%	3,455,091	1,984	0.23%

Noninterest-bearing deposits	3,700,572			3,283,931
Other liabilities	73,232			59,488
Stockholders’ equity	1,014,746			944,293

Total liabilities and stockholders’ equity	$8,122,137			$7,742,803

Net interest income		$65,433			$62,516

Net interest spread - tax equivalent			3.37%			3.40%
Net interest margin			3.46%			3.43%
Net interest margin - tax equivalent			3.51%			3.52%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.32% for the three months ended March 31, 2017 and 2016.
(2)	Includes loan fees of $900 and $909 for the three months ended March 31, 2017 and 2016, respectively. Prepayment penalty fees of $787 and $919 are included in interest income for the three months ended March 31, 2017 and 2016, respectively.
(3)	Includes interest-bearing demand and money market accounts.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended March 31, 2017 Compared to 2016 Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$66	$477	$3	$546
Tax-advantaged investment securities	(722)	36	(19)	(705)
Held-to-maturity securities:
Taxable investment securities	509	124	24	657
Tax-advantaged investment securities	(252)	(223)	(23)	(498)
Investment in FHLB stock	3	22	-	25
Interest-earning deposits with other institutions	(30)	96	(14)	52
Loans	3,520	(597)	(52)	2,871

Total interest income	3,094	(65)	(81)	2,948

Interest expense:
Savings deposits	119	53	7	179
Time deposits	(205)	40	(18)	(183)
FHLB advances, other borrowings, and customer repurchase agreements	(49)	93	(9)	35

Total interest expense	(135)	186	(20)	31

Net interest income	$3,229	$(251)	$(61)	$2,917

Net interest income, before recapture of provision for loan losses, of $65.4 million for the first quarter of 2017 increased $2.9 million, or 4.67%, compared to $62.5 million for the first quarter of 2016. Average interest-earning assets of $7.65 billion grew by $343.2 million, or 4.69%, from $7.31 billion for the first quarter of 2016. Our net interest margin (TE) was 3.51% for the first quarter of 2017, compared to 3.52% for the first quarter of 2016.

Interest income of $67.4 million for the first quarter of 2017 grew by $2.9 million, or 4.57%, when compared to the same period of 2016, as average interest earning assets were higher by $343.2 million. Interest income and fees on loans for the first quarter of 2017 totaled $48.6 million which represented a $2.9 million, or 6.27%, increase when compared to the first quarter of 2016. Excluding interest recaptured on non-accrual loans and discount accretion on purchase credit impaired loans, interest income grew by about $3.5 million, or 5.5%, year-over-year. Average loans increased $351.5 million for the first quarter of 2017 when compared with the same period of 2016 and included approximately $75.5 million of acquired VBB loans.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at March 31, 2017 and 2016. As of March 31, 2017 and 2016, we had $10.3 million and $18.1 million of nonaccrual loans (excluding PCI loans), respectively.

Interest income from total investments was $18.1 million for the first quarter of 2017, unchanged from the first quarter of 2016. Average investment securities increased by $11.0 million for the first quarter of 2017, compared to the same period of 2016.

Interest expense of $2.0 million for the first quarter of 2017, increased $31,000, or 1.56%, when compared to the first quarter of 2016. The average rate paid on interest-bearing liabilities increased two basis points, to 0.25% for the first quarter of 2017, from 0.23% for the first quarter of 2016. Average interest-bearing liabilities were $72.3 million lower during the first quarter of 2017, compared to the first quarter of 2016.

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

The allowance for loan losses totaled $59.2 million at March 31, 2017, compared to $61.5 million at December 31, 2016. The allowance for loan losses was reduced by a $4.5 million loan loss provision recapture for the first quarter of 2017, offset by net recoveries of $2.2 million. This compares to no loan loss provision recapture and net recoveries of $180,000 for the same period of 2016. We believe the allowance is appropriate at March 31, 2017. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of March 31, 2017 and December 31, 2016 was 1.28% and 1.40%, respectively. The ratio as of the most recent quarter was partially impacted by the $309.7 million loans acquired from Valley Business Bank that are recorded at fair market value, without a corresponding loan loss allowance. Refer to the discussion of “Allowance for Loan Losses” in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $2.2 million for the three months ended March 31, 2017, compared to $180,000 for the same period of 2016. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion about the FDIC loss sharing asset/liability. For the three months ended March 31, 2017 and 2016, there were zero in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,727	$3,747	$(20)	-0.53%
Trust and investment services	2,296	2,203	93	4.22%
Bankcard services	765	555	210	37.84%
BOLI income	715	547	168	30.71%
Swap fee income	323	58	265	456.90%
Gain on sale of loans	-	1,101	(1,101)	-100.00%
Other	896	472	424	89.83%

Total noninterest income	$8,722	$8,683	$39	0.45%

First Quarter of 2017 Compared to the First Quarter of 2016

The $39,000 increase in interest income was primarily due to increases of $265,000 in swap fee income, $210,000 in bankcard services fees, $168,000 in BOLI income, and $93,000 in trust and investment services. These increases were offset by a $1.1 million net gain on the sale of loans in the first quarter of 2016.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2017, CitizensTrust had approximately $2.76 billion in assets under management and administration, including $2.13 billion in assets under management. CitizensTrust generated fees of $2.3 million for the first quarter of 2017, an increase of $93,000 compared to the first quarter of 2016.

The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $715,000 for the first quarter of 2017 increased $168,000, or 30.71%, from $547,000 for the first quarter of 2016.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,575	$21,198	$377	1.78%
Occupancy	2,908	2,848	60	2.11%
Equipment	776	865	(89)	-10.29%
Professional services	1,257	1,248	9	0.72%
Software licenses and maintenance	1,561	1,274	287	22.53%
Stationery and supplies	276	270	6	2.22%
Telecommunications expense	557	442	115	26.02%
Marketing and promotion	1,239	1,427	(188)	-13.17%
Amortization of intangible assets	275	235	40	17.02%
Regulatory assessments	783	1,157	(374)	-32.32%
Insurance	460	451	9	2.00%
Loan expense	190	390	(200)	-51.28%
OREO expense	57	318	(261)	-82.08%
Directors’ expenses	208	173	35	20.23%
Acquisition related expenses	676	849	(173)	-20.38%
Other	1,319	1,219	100	8.20%

Total noninterest expense	$34,117	$34,364	$(247)	-0.72%

Noninterest expense to average assets	1.70%	1.79%
Efficiency ratio (1)	46.01%	48.26%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

First Quarter of 2017 Compared to the First Quarter of 2016

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.70% for the first quarter of 2017, compared to 1.79% for the first quarter of 2016.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first quarter of 2017, the efficiency ratio was 46.01%, compared to 48.26% for the first quarter of 2016.

The $247,000 decrease in noninterest expense for the first quarter of 2017 included a decrease of $374,000 in regulatory assessments resulting from lower assessment rates. In addition, OREO expense declined by $261,000 and out-of-pocket loan expense declined by $200,000. Merger related expenses for the acquisition of VCBP in 2017 were $173,000 lower than the acquisition related expenses for CCB in the first quarter of 2016. These decreases were partially offset by increases of $377,000 in salary and benefit expense principally due to additional costs for the former VBB employees and annual increases in group health insurance costs. Year-over-year increases also included $287,000 in software licenses and maintenance expense.

Income Taxes

The Company’s effective tax rate for the quarter ended March 31, 2017 was 36.00%, compared to 36.50% for the three months ended March 31, 2016. The decline in the effective tax rate for the first quarter of 2017 was due to the tax effects related to the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits of approximately $1.3 million in our provision for income taxes rather than as an adjustment of paid-in capital. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits.

The effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. Our Centers and Dairy & Livestock and Agribusiness are the focal points for customer sales and services and the primary focus of management of the Company. In 2016, Dairy & Livestock and Agribusiness was reflected as our second reportable segment. All other operating departments have been aggregated and included in the “Other” category for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type in 2016. Prior period information has been conformed to the current presentation. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the “Other” category. Taxes are not included in the segments as this is accounted for at the corporate level. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Refer to Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 10—Business Segments of the unaudited condensed consolidated financial statements.

Key measures we use to evaluate the segments’ performance are included in the following table for the three months ended March 31, 2017 and 2016. These tables also provide additional segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income	$45,578	$42,234
Provision for loan losses	511	2,200
Noninterest income	5,207	4,827
Noninterest expense	12,438	12,610

Segment pre-tax profit	$37,836	$32,251

Balance Sheet
Average loans	$3,577,434	$3,187,182
Average interest-bearing deposits and customer repurchase agreements	$3,291,417	$3,138,916
Yield on loans (1)	4.52%	4.61%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.22%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the first quarter of 2017, the Centers’ segment pre-tax profit increased by $5.6 million, or 17.32%, primarily due to an increase in interest income of $3.9 million, or 8.59%, compared to the first quarter of 2016. The $3.9 million increase in interest income for the first quarter of 2017 was principally due to a $390.3 million increase in average loans offset by a 9 basis point drop in the loan yield to 4.52% for the first quarter of 2017, compared to 4.61% for the first quarter of 2016. The year-over-year increase in interest income was offset by a $540,000 increase in interest expense for the first quarter of 2017 compared to the first quarter of 2016, principally due to a $152.5 million increase in average interest-bearing deposits and customer repurchase agreements. In addition, the first quarter of 2017 included a loan loss provision of $511,000, compared to $2.2 million for the same period of 2016.

Dairy & Livestock and Agribusiness

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income	$2,144	$1,933
Recapture of provision for loan losses	(2,699)	(952)
Noninterest income	55	53
Noninterest expense	501	479

Segment pre-tax profit	$4,397	$2,459

Balance Sheet
Average loans	$429,994	$432,182
Average interest-bearing deposits and customer repurchase agreements	$31,234	$23,272
Yield on loans	3.65%	3.41%
Rate paid on interest-bearing deposits and customer repurchases	0.22%	0.16%

For the first quarter of 2017, the dairy & livestock and agribusiness segment pre-tax profit increased by $1.9 million, or 78.81%, primarily due to a $1.7 million increase in the loan loss provision recapture for the first quarter of 2017, compared to the first quarter of 2016.

Other

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income (1)	$17,711	$18,349
Recapture of provision for loan losses	(2,312)	(1,248)
Noninterest income	3,460	3,803
Noninterest expense	21,178	21,275

Segment pre-tax profit	$2,305	$2,125

Balance Sheet
Average investment securities	$3,138,903	$3,127,860
Average loans	$371,683	$408,213
Average interest-bearing deposits	$-	$278,353
Average borrowings	$45,367	$35,014
Non-tax equivalent yield on investment securities	2.32%	2.32%
Yield on loans	5.34%	5.52%
Average cost of borrowings	1.62%	1.54%

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

For the first quarter of 2017, the Company’s other operating departments, including treasury and administration, reported a pre-tax profit of $2.3 million, compared to $2.1 million for the first quarter of 2016. The $180,000 increase in pre-tax profit was primarily due to a $1.1 million increase in the loan loss provision recapture for the first quarter of 2017, compared to the first quarter of 2016. This was offset by a $638,000 decrease in net interest income principally due to a $36.5 million decrease in average loans and an 18 basis point drop in the loan yield, as well as a $342,000 decrease in noninterest income. The decline in average interest-bearing deposits was entirely due to maturing time deposits from the State of California that were not renewed in the latter half of 2016.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.56 billion at March 31, 2017. This represented an increase of $485.4 million, or 6.01%, from total assets of $8.07 billion at December 31, 2016. Interest-earning assets of $8.09 billion at March 31, 2017 increased $441.0 million, or 5.77%, when compared with interest-earning assets of $7.64 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $220.4 million increase in total loans and a $261.5 million increase in interest-earning balances due from the Federal Reserve and federal funds sold. This was partially offset by a $25.4 million decrease in investment securities and a $17.5 million decrease in interest-earning balances due from depository institutions. The increase in total assets at March 31, 2017 included $309.7 million of acquired loans and $51.5 million of acquired cash and cash equivalents from VBB in the first quarter of 2017. Total liabilities were $7.51 billion at March 31, 2017, an increase of $429.9 million, or 6.07%, from total liabilities of $7.08 billion at December 31, 2016. The increase in deposits at March 31, 2017 included $361.8 million of total deposits assumed from VBB during the first quarter of 2017, of which $172.5 million were noninterest-bearing deposits. Total equity increased $55.5 million, or 5.60%, to $1.05 billion at March 31, 2017, compared to total equity of $990.9 million at December 31, 2016. The quarter-over-quarter increase in equity was due to $28.5 million in net earnings, $37.6 million for the issuance of common stock for the acquisition of VCBP, and $2.1 million for various stock-based compensation items. This was offset by $13.0 million in cash dividends declared for the first quarter of 2017.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2017, we reported total investment securities of $3.16 billion. This represented a decrease of $25.4 million, or 0.80%, from total investment securities of $3.18 billion at December 31, 2016. At March 31, 2017, investment securities HTM totaled $885.1 million. At March 31, 2017, our investment securities AFS totaled $2.27 billion, inclusive of a pre-tax unrealized gain of $15.8 million. The after-tax unrealized gain reported in AOCI on AFS investment securities was $9.2 million.

As of March 31, 2017, the Company had a pre-tax net unrealized holding gain on total investment securities of $17.1 million, compared to a pre-tax net unrealized holding gain of $16.3 million at December 31, 2016. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2017 and 2016, repayments/maturities of investment securities totaled $141.2 million and $148.5 million, respectively. The Company purchased additional investment securities totaling $143.5 million and $9.9 million for the three months ended March 31, 2017 and 2016, respectively. No investments securities were sold during the first three months of 2017 and 2016.

The tables below set forth investment securities AFS and HTM for the periods presented.

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$1,749	$1	$-	$1,750	0.08%
Residential mortgage-backed securities	1,848,307	19,131	(5,685)	1,861,753	81.95%
CMO/REMIC - residential	324,283	3,403	(1,242)	326,444	14.37%
Municipal bonds	75,886	716	(881)	75,721	3.33%
Other securities	5,679	356	-	6,035	0.27%

Total available-for-sale securities	$2,255,904	$23,607	$(7,808)	$2,271,703	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$176,281	$751	$(1,620)	$175,412	19.92%
Residential mortgage-backed securities	186,480	-	(1,528)	184,952	21.07%
CMO	238,397	-	(7,563)	230,834	26.93%
Municipal bonds	283,899	1,210	(4,552)	280,557	32.08%

Total held-to-maturity securities	$885,057	$1,961	$(15,263)	$871,755	100.00%

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,750	$2	$-	$2,752	0.12%
Residential mortgage-backed securities	1,822,168	18,812	(6,232)	1,834,748	80.81%
CMO/REMIC - residential	345,313	3,361	(1,485)	347,189	15.29%
Municipal bonds	80,137	889	(955)	80,071	3.53%
Other securities	5,506	200	-	5,706	0.25%

Total available-for-sale securities	$2,255,874	$23,264	$(8,672)	$2,270,466	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$182,648	$362	$(1,972)	$181,038	20.03%
Residential mortgage-backed securities	193,699	-	(1,892)	191,807	21.25%
CMO	244,419	-	(6,808)	237,611	26.81%
Municipal bonds	290,910	776	(4,768)	286,918	31.91%

Total held-to-maturity securities	$911,676	$1,138	$(15,440)	$897,374	100.00%

The weighted-average yield on the total investment portfolio at March 31, 2017 was 2.52% with a weighted-average life of 4.3 years. This compares to a weighted-average yield of 2.38% at December 31, 2016 with a weighted-average life of 4.5 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 88% of the securities in the total investment portfolio, at March 31, 2017, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of March 31, 2017, approximately $109.8 million in U.S. government agency bonds are callable.

The Agency CMO/REMIC are backed by agency-pooled collateral. All non-agency AFS CMO/REMIC securities held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2017 and December 31, 2016. We had one and three non-agency AFS CMO/REMIC securities with a carrying value of $5,000 and $84,000 at March 31, 2017 and December 31, 2016, respectively.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	March 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	498,198	(5,685)	-	-	498,198	(5,685)
CMO/REMIC - residential	97,275	(1,242)	-	-	97,275	(1,242)
Municipal bonds	23,231	(880)	5,986	(1)	29,217	(881)

Total available-for-sale securities	$618,704	$(7,807)	$5,986	$(1)	$624,690	$(7,808)

Investment securities held-to-maturity:
Government agency/GSE	$46,205	$(1,620)	$-	$-	$46,205	$(1,620)
Residential mortgage-backed securities	184,952	(1,528)	-	-	184,952	(1,528)
CMO	230,834	(7,563)	-	-	230,834	(7,563)
Municipal bonds	110,334	(3,491)	33,200	(1,061)	143,534	(4,552)

Total held-to-maturity securities	$572,325	$(14,202)	$33,200	$(1,061)	$605,525	$(15,263)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	583,143	(6,232)	-	-	583,143	(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

Loans

Total loans and leases, net of deferred fees and discounts, of $4.62 billion at March 31, 2017 increased by $220.4 million, or 5.02%, from December 31, 2016. The increase in total loans included $309.7 million of loans acquired from VBB in the first quarter of 2017. Excluding the acquired VBB loans, dairy & livestock and agribusiness loans decreased by $109.2 million due to seasonal paydowns. Excluding the acquired VBB loans and the decrease in dairy & livestock and agribusiness loans, overall loan growth was about $19.7 million, or 0.49%, for the quarter.

Total loans and leases, net of deferred fees and discounts, of $4.62 billion at March 31, 2017 increased by $442.1 million, or 10.59%, from March 31, 2016. Excluding the $309.7 million of acquired VBB loans in the first quarter of 2017, overall loan growth was about $129.8 million, or 3.10%, year-over-year.

Distribution of Loan Portfolio by Type

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$528,945	$485,078
SBA	112,690	97,184
Real estate:
Commercial real estate	3,219,299	2,930,141
Construction	72,782	85,879
SFR mortgage	245,362	250,605
Dairy & livestock and agribusiness	244,264	338,631
Municipal lease finance receivables	62,416	64,639
Consumer and other loans	80,163	78,274

Gross loans, excluding PCI loans	4,565,921	4,330,431
Less: Deferred loan fees, net	(6,951)	(6,952)

Gross loans, excluding PCI loans, net of deferred loan fees	4,558,970	4,323,479
Less: Allowance for loan losses	(58,487)	(60,321)

Net loans, excluding PCI loans	4,500,483	4,263,158

PCI Loans	57,785	73,093
Discount on PCI loans	(1,258)	(1,508)
Less: Allowance for loan losses	(725)	(1,219)

PCI loans, net	55,802	70,366

Total loans and lease finance receivables	$4,556,285	$4,333,524

As of March 31, 2017, $164.9 million, or 5.12% of the total commercial real estate loans included loans secured by farmland, compared to $180.6 million, or 6.16%, at December 31, 2016. The loans secured by farmland included $111.6 million for loans secured by dairy & livestock land and $53.3 million for loans secured by agricultural land at March 31, 2017, compared to $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016. As of March 31, 2017, dairy & livestock and agribusiness loans of $244.3 million was comprised of $216.3 million for dairy & livestock loans and $28.0 million for agribusiness loans, compared to $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans at December 31, 2016.

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

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type (PCI)

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$1,911	$2,309
SBA	1,575	327
Real estate:
Commercial real estate	52,293	67,594
Construction	-	-
SFR mortgage	175	178
Dairy & livestock and agribusiness	460	1,216
Municipal lease finance receivables	-	-
Consumer and other loans	1,371	1,469

Gross PCI loans	57,785	73,093
Less: Purchase accounting discount	(1,258)	(1,508)

Gross PCI loans, net of discount	56,527	71,585
Less: Allowance for PCI loan losses	(725)	(1,219)

Net PCI loans	$55,802	$70,366

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

Our SBA loans are comprised of SBA 504 loans and SBA 7(a) loans. As of March 31, 2017, the Company had $28.4 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express), term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate. SBA 7(a) loans are guaranteed by the SBA at various percentages typically ranging from 50% to 75% of the loan, depending on the type of loan and when it was granted. SBA 7(a) loans are typically granted with a variable interest rate adjusting quarterly along with the monthly payment. The SBA 7(a) term loans can provide financing for up to 100% of the project costs associated with the installation of equipment and/or commercial real estate which can exceed the value of the collateral related to the transaction. These loans also provide extended terms not provided by the Bank’s standard equipment and CRE loan programs.

As of March 31, 2017, the Company had $85.9 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition.

Our real estate loans are comprised of industrial, office, retail, medical, single-family residences, multi-family residences, and farmland.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of March 31, 2017.

	March 31, 2017
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,623,988	35.5%	$1,120,555	34.8%
Central Valley	949,328	20.8%	653,163	20.3%
Inland Empire	710,968	15.6%	595,238	18.5%
Orange County	576,602	12.6%	340,517	10.6%
Central Coast	322,954	7.1%	267,601	8.3%
San Diego	103,413	2.3%	75,101	2.3%
Other California	104,955	2.3%	60,884	1.9%
Out of State	173,713	3.8%	106,240	3.3%

	$4,565,921	100.0%	$3,219,299	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of March 31, 2017.

	March 31, 2017
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$54,293	94.0%	$51,972	99.4%
Los Angeles County	3,440	5.9%	321	0.6%
Central Coast	52	0.1%	-	-

	$57,785	100.0%	$52,293	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans, with the exception of construction loans which are addressed separately.

	March 31, 2017
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$207,401	6.0%	100.0%	$503
SFR mortgage - Mortgage pools	37,961	1.1%	100.0%	175

Total SFR mortgage	245,362	7.1%

Commercial real estate:
Multi-family	310,841	9.0%	-	1,301
Industrial	925,848	26.7%	39.1%	1,204
Office	582,084	16.8%	30.2%	1,354
Retail	544,525	15.7%	9.7%	1,551
Medical	228,570	6.6%	39.2%	2,059
Secured by farmland (2)	164,903	4.8%	100.0%	1,940
Other (3)	462,528	13.3%	43.6%	1,512

Total commercial real estate	3,219,299	92.9%

Total SFR mortgage and commercial real estate loans	$3,464,661	100.0%	37.3%	1,187

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $111.6 million for loans secured by dairy & livestock land and $53.3 million for loans secured by agricultural land at March 31, 2017.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

The SFR mortgage— Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $11.8 million under this program during the three months ended March 31, 2017.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage— Mortgage Pools, with a remaining balance totaling $38.0 million at March 31, 2017. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio with the exception of construction loans which are addressed separately.

	March 31, 2017
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$175	0.3%	100.0%	$175
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	175	0.3%
Commercial real estate:
Multi-family	2,445	4.7%	-	1,223
Industrial	11,731	22.4%	42.7%	533
Office	2,397	4.6%	89.1%	300
Retail	6,271	11.9%	47.1%	418
Medical	8,194	15.6%	100.0%	1,639
Secured by farmland	1,577	3.0%	100.0%	315
Other (2)	19,678	37.5%	71.7%	703

Total commercial real estate	52,293	99.7%

Total SFR mortgage and commercial real estate loans	$52,468	100.0%	65.1%	610

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, gas stations, and hospitals, which represents approximately 84% of other loans.

Construction Loans

As of March 31, 2017, the Company had $72.8 million in construction loans. This represents 1.57% of total gross loans held-for-investment. There were no PCI construction loans at March 31, 2017. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles, Orange County, and the Inland Empire region of Southern California. At March 31, 2017, construction loans consisted of $39.4 million in SFR construction loans and $33.4 million in commercial construction loans. As of March 31, 2017, there was one nonperforming construction loan of $384,000.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$8,940	$5,526
Troubled debt restructured loans (nonperforming)	1,407	1,626
OREO, net	4,527	4,527

Total nonperforming assets	$14,874	$11,679

Troubled debt restructured performing loans	$19,702	$19,233

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.32%	0.27%

Percentage of nonperforming assets to total assets	0.17%	0.14%

At March 31, 2017, loans classified as impaired, excluding PCI loans, totaled $30.0 million, or 0.65% of total gross loans, compared to $26.4 million, or 0.60% of total loans at December 31, 2016. At March 31, 2017, nonperforming loans of $10.3 million included $6.4 million of loans acquired from VBB in the first quarter of 2017. At March 31, 2017, impaired loans which were restructured in a troubled debt restructure represented $21.1 million, of which $1.4 million were nonperforming and $19.7 million were performing.

Of the $30.0 million total impaired loans as of March 31, 2017, $26.2 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $3.8 million.

Troubled Debt Restructurings

Total TDRs were $21.1 million at March 31, 2017, compared to $20.9 million at December 31, 2016. Of the $1.4 million in nonperforming TDRs at March 31, 2017, all were paying in accordance with the modified terms at March 31, 2017. At March 31, 2017, $19.7 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	March 31, 2017		December 31, 2016
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$644	5	$745	5
SBA	837	2	845	2
Real Estate:
Commercial real estate	14,593	6	13,445	6
Construction	-	-	-	-
SFR mortgage	3,265	11	2,967	10
Dairy & livestock and agribusiness	-	-	747	1
Consumer and other	363	1	484	2

Total performing TDRs	$19,702	25	$19,233	26

Nonperforming TDRs:
Commercial and industrial	$142	2	$156	3
SBA	305	2	312	2
Real Estate:
Commercial real estate	736	1	781	1
Construction	-	-	-	-
SFR mortgage	-	-	310	1
Dairy & livestock and agribusiness	78	1	-	-
Consumer and other	146	3	67	2

Total nonperforming TDRs	$1,407	9	$1,626	9

Total TDRs	$21,109	34	$20,859	35

At March 31, 2017 and December 31, 2016, $97,000 and $141,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for the three months ended March 31, 2017 and 2016.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$506	$156	$543	$568	$622
SBA	1,089	2,737	3,013	2,637	2,435
Real estate:
Commercial real estate	5,623	1,683	2,396	11,396	12,082
Construction	384	-	-	-	-
SFR mortgage	983	2,207	2,244	2,443	2,549
Dairy & livestock and agribusiness	1,324	-	-	-	-
Consumer and other loans	438	369	470	428	456

Total	$10,347	$7,152	$8,666	$17,472	$18,144

% of Total gross loans	0.22%	0.16%	0.20%	0.41%	0.43%
Past due 30-89 days:
Commercial and industrial	$219	$-	$-	$61	$111
SBA	329	352	-	-	-
Real estate:
Commercial real estate	-	-	228	320	-
Construction	-	-	-	-	-
SFR mortgage	403	-	-	-	625
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	429	84	294	97	164

Total	$1,380	$436	$522	$478	$900

% of Total gross loans	0.03%	0.01%	0.01%	0.01%	0.02%
OREO:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate:
Commercial real estate	-	-	-	1,209	1,705
Construction	4,527	4,527	4,840	4,840	4,840

Total	$4,527	$4,527	$4,840	$6,049	$6,545

Total nonperforming, past due, and OREO	$16,254	$12,115	$14,028	$23,999	$25,589

% of Total gross loans	0.35%	0.28%	0.33%	0.57%	0.61%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $10.3 million at March 31, 2017, or 0.22% of total loans, and included $6.4 million of loans acquired from VBB in the first quarter of 2017. This compares to nonperforming loans of $7.2 million, or 0.16% of total loans, at December 31, 2016 and $18.1 million, or 0.43% of total loans, at March 31, 2016. The $3.2 million increase in nonperforming loans quarter-over-quarter was primarily due to a $3.9 million increase in nonperforming commercial real estate loans and a $1.3 million increase in dairy & livestock and agribusiness loans, partially offset by a $1.6 million decrease in nonperforming SBA loans.

We had $4.5 million in OREO at both March 31, 2017 and December 31, 2016, compared to $6.5 million at March 31, 2016. As of March 31, 2017, we had one OREO property, compared with one OREO property at December 31, 2016 and four OREO properties at March 31, 2016. There were no additions or sales of OREO for the three months ended March 31, 2017.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest and changes in the financial conditions or business of a borrower, and drought conditions in California may adversely affect a borrower’s ability to pay or the value of our collateral. See “Risk Management — Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2017, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of March 31, 2017 and December 31, 2016.

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

The allowance for loan losses totaled $59.2 million as of March 31, 2017, compared to $61.5 million as of December 31, 2016. The allowance for loan losses was reduced by a $4.5 million loan loss provision recapture, offset by net recoveries of $2.2 million for the three months ended March 31, 2017. This compares to no loan loss provision recapture and net recoveries of $180,000 for the same period of 2016.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented.

	As of and For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$61,540	$59,156
Charge-offs:
Commercial and industrial	-	(61)
SBA	-	-
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	(102)
Dairy & livestock and agribusiness	-	-
Consumer and other loans	(2)	-

Total charge-offs	(2)	(163)

Recoveries:
Commercial and industrial	52	63
SBA	4	1
Commercial real estate	-	139
Construction	2,025	9
SFR mortgage	64	-
Dairy & livestock and agribusiness	-	99
Consumer and other loans	29	32

Total recoveries	2,174	343

Net recoveries	2,172	180
Recapture of provision for loan losses	(4,500)	-

Allowance for loan losses at end of period	$59,212	$59,336

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,706	$7,156
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$6,706	$7,156

Reserve for unfunded loan commitments to total unfunded loan commitments	0.68%	0.77%

Amount of total loans at end of period (1)	$4,615,497	$4,173,409
Average total loans outstanding (1)	$4,379,111	$4,027,577

Net recoveries to average total loans	0.05%	0.00%
Net recoveries to total loans at end of period	0.05%	0.00%
Allowance for loan losses to average total loans	1.35%	1.47%
Allowance for loan losses to total loans at end of period	1.28%	1.42%
Net recoveries to allowance for loan losses	3.67%	0.30%
Net recoveries to recapture of provision for loan losses	48.27%	-

(1)	Net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $97,000 (0.16%), $141,000 (0.23%) and $694,000 (1.17%) of the total allowance as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

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

During the first quarter of 2017, no material changes were made to the Bank’s ALLL methodology other than to exclude the impact of the recent VBB acquisition from certain of the Bank’s qualitative factors that are otherwise designed to capture incremental risk in the legacy loan portfolio. The VBB acquired loans are also supported by a credit mark established through the determination of fair value for the acquired loan portfolio.

The Bank updated its Historical Loss Rates (HLRs) under its existing methodology, which showed moderate reductions compared to the prior period given the effect on loan loss rates of continued recoveries of prior loan losses. The metrics that drive the qualitative component of the allowance had nominal movements in a generally positive direction reflecting continued improvement in economic and credit metrics compared to last quarter and which resulted in slightly lower, overall qualitative factors.

Thus, as a result of the net effect of (i) reductions in the HLRs of various segments within the portfolio, (ii) improving qualitative factors, and (iii) improving loan risk ratings as well as reductions in balances of certain lines of credit centered in the dairy and livestock portfolio, the Bank determined that a reduced ALLL balance requirement of $59.2 million was appropriate. Due to the reduction of reserve requirements for the reasons noted above, the allowance for loan losses was reduced by a $4.5 million loan loss provision recapture, offset by net recoveries of $2.2 million for the three months ended March 31, 2017.

While we believe that the allowance at March 31, 2017 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.84 billion at March 31, 2017. This represented an increase of $533.1 million, or 8.45%, over total deposits of $6.31 billion at December 31, 2016. The increase in total deposits at March 31, 2017 included $361.8 million of total deposits assumed from VBB during the first quarter of 2017, of which $172.5 million were noninterest-bearing deposits. The composition of deposits is summarized for the periods presented in the table below.

	March 31, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$3,999,107	58.44%	$3,673,541	58.22%
Interest-bearing deposits
Investment checking	424,077	6.20%	407,058	6.45%
Money market	1,626,955	23.78%	1,504,021	23.84%
Savings	366,241	5.35%	342,236	5.42%
Time deposits	426,433	6.23%	382,824	6.07%

Total deposits	$6,842,813	100.00%	$6,309,680	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $4.00 billion at March 31, 2017, representing an increase of $325.6 million, or 8.86%, from noninterest-bearing deposits of $3.67 billion at December 31, 2016. Noninterest-bearing deposits represented 58.44% of total deposits for March 31, 2017, compared to 58.22% of total deposits for December 31, 2016.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.42 billion at March 31, 2017, representing an increase of $164.0 million, or 7.28%, from savings deposits of $2.25 billion at December 31, 2016. The increase was due to approximately $135.5 million of savings deposits assumed from VBB during the first quarter of 2017.

Time deposits totaled $426.4 million at March 31, 2017, representing an increase of $43.6 million, or 11.39%, from total time deposits of $382.8 million for December 31, 2016. The increase was due to approximately $53.8 million of time deposits assumed from VBB during the first quarter of 2017.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 8.89% for the first quarter of 2017, compared to 10.35% for the same quarter of 2016.

At March 31, 2017, borrowed funds (customer repurchase agreements, FHLB advances and other borrowings) totaled $564.4 million. This represented a decrease of $91.6 million, or 13.97%, from total borrowed funds of $656.0 million at December 31, 2016.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2017 and December 31, 2016, total customer repurchases were $564.4 million and $603.0 million, respectively, with a weighted average interest rate of 0.26% and 0.26%, respectively.

At March 31, 2017, we had no short-term borrowings, compared to $53.0 million at December 31, 2016.

At March 31, 2017, $3.12 billion of loans and $2.15 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of March 31, 2017.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$6,842,813	$6,809,183	$19,714	$5,999	$7,917
Customer repurchase agreements (1)	564,387	564,387	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	18,168	1,608	2,194	1,409	12,957
Operating leases	13,310	5,169	5,384	2,249	508
Affordable housing investment	4,198	2,225	1,877	35	61
Advertising agreements	2,591	1,591	1,000	-	-

Total	$7,471,241	$7,384,164	$30,169	$9,692	$47,216

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At March 31, 2017 we had no short-term borrowings with the FHLB, compared to $53.0 million at a cost of 55 basis points at December 31, 2016.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2017.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$453,665	$348,067	$91,778	$8,217	$5,603
SBA	3,575	1,924	919	4	728
Real estate:
Commercial real estate	145,970	9,406	49,796	65,984	20,784
Construction	99,023	55,651	42,241	-	1,131
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	204,464	201,034	3,430	-	-
Consumer and other loans	77,422	7,245	12,540	6,784	50,853

Total commitment to extend credit	984,119	623,327	200,704	80,989	79,099
Obligations under letters of credit	41,862	35,680	6,182	-	-

Total	$1,025,981	$659,007	$206,886	$80,989	$79,099

(1)	Total commitments to extend credit to agribusiness were $17.1 million at March 31, 2017.

As of March 31, 2017, we had commitments to extend credit of approximately $984.1 million, and obligations under letters of credit of $41.9 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $6.7 million as of March 31, 2017 and December 31, 2016 included in other liabilities.

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

Capital Resources

Our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of the Company’s capital plan.

The Company’s total equity was $1.05 billion at March 31, 2017. This represented an increase of $55.5 million, or 5.60%, from total equity of $990.9 million at December 31, 2016. The increase for the first three months of 2017 resulted from $28.5 million in net earnings, $37.6 million for the issuance of common stock for the acquisition of VCBP, and $2.1 million for various stock based compensation items related to shares issued pursuant to our stock-based compensation plan, and a $246,000 increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio. This was offset by $13.0 million for cash dividends declared on common stock.

During the first quarter of 2017, the Board of Directors of CVB declared quarterly cash dividend totaling $0.12 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of the Company’s outstanding shares. During 2016, the Company repurchased 81,800 shares of our common stock outstanding. As of March 31, 2017, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Common Equity Tier 1 (“CET1”) capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2017, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see Item 1. Business — Capital Adequacy Requirements as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

At March 31, 2017, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			March 31, 2017		December 31, 2016
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.73%	11.60%	11.49%	11.36%
Common equity Tier I capital ratio	4.50%	6.50%	16.24%	16.50%	16.48%	16.76%
Tier 1 risk-based capital ratio	6.00%	8.00%	16.69%	16.50%	16.94%	16.76%
Total risk-based capital ratio	8.00%	10.00%	17.86%	17.67%	18.19%	18.01%

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

	Equity Tier 1 Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Regulatory minimum ratio	4.5%	6.0%	8.0%	4.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%	-
Regulatory minimum ratio plus capital conservation buffer	7.0%	8.5%	10.5%	4.0%

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

Our primary sources and uses of funds for the Company are loans and deposits. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.84 billion at March 31, 2017 increased $533.1 million, or 8.45%, over total deposits of $6.31 billion at December 31, 2016.

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

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2017 and 2016. For further details see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Three Months Ended March 31, 2017
	2017	2016
	(Dollars in thousands)
Average cash and cash equivalents	$199,831	$205,586
Percentage of total average assets	2.46%	2.66%

Net cash provided by operating activities	$57,149	$31,330
Net cash provided by investing activities	135,582	150,105
Net cash provided by (used in) financing activities	68,077	(47,946)

Net increase in cash and cash equivalents	$260,808	$133,489

Average cash and cash equivalents decreased by $5.8 million, or 2.80%, to $199.8 million for the three months ended March 31, 2017, compared to $205.6 million for the same period of 2016.

At March 31, 2017, cash and cash equivalents totaled $382.4 million. This represented an increase of $142.9 million, or 59.63%, from $239.6 million at March 31, 2016.

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

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2017.

	Estimated Net Interest Income Sensitivity (1)
	March 31, 2017		December 31, 2016
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	12-month Period	24-month Period (Cumulative)

+ 200 basis points	-1.05%	1.36%	-1.18%	1.16%
- 100 basis points	-2.63%	-5.17%	-2.05%	-4.19%

(1)	Percentage change from base.

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

We also perform valuation analysis which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. At March 31, 2017, the EVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. EVE sensitivity is reported in both upward and downward rate shocks.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2017	December 31, 2016

100 bp decrease in interest rates	-11.4%	-9.1%
100 bp increase in interest rates	2.3%	0.8%
200 bp increase in interest rates	3.2%	0.2%
300 bp increase in interest rates	3.0%	-1.5%
400 bp increase in interest rates	2.1%	-3.7%

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

For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to several lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business, including but not limited to actions involving federal and state securities law claims, employment, wage-hour and labor law claims, lender liability claims, negligence, and consumer and privacy claims, some of which may be styled as “class action” or representative cases. These lawsuits frequently are similar in nature to other lawsuits pending against the Company’s competitors.

A purported shareholder class action complaint alleging securities law violations captioned Lloyd v. CVB Financial Corp., et al. was filed on August 23, 2010, Case No. CV 10-06256- MMM, in the United States District Court for the Central District of California, naming the Company, Christopher D. Myers (our President and Chief Executive Officer) and Edward J. Biebrich, Jr. (our former Chief Financial Officer). On March 13, 2017, the previously-announced settlement of the Lloyd action and other consolidated cases based on the same set of facts, received final court approval and the matters are no longer pending against the Company. The settlement costs were funded solely with insurance proceeds.

The Company is also involved in several related actions entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, and Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “exempt” and “non-exempt” hourly employees. These cases, which were consolidated in Los Angeles County Superior Court in April 2015, are styled as putative class action lawsuits and allege, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. Subsequently, related cases were filed by the same law firm representing Morgan and Osuna in the Superior Court for San Bernardino County, alleging (1) violations of the Labor Code and seeking penalties under the California Private Attorney General Act of 2004 and (2) seeking a declaratory judgment that certain releases signed by CBB employees were invalid. On November 28, 2016, the parties reached an agreement in principal to settle all of the related wage and hour class action lawsuits (“Wage-Hour Settlement”). Plaintiffs will dismiss all their lawsuits with prejudice in exchange for the payment of $1,500,000 to the putative class members, after attorneys’ fees and costs. As of March 31, 2017, the Company maintained a litigation accrual of $1.5 million for the Wage-Hour Settlement. The Wage-Hour Settlement is subject to court approval. The parties are preparing the Wage-Hour Settlement documents and will seek preliminary approval from the court during the second quarter of 2017. We anticipate that the Wage-Hour Settlement will be concluded sometime in the third quarter of 2017.

For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of ambiguities and inconsistencies in the myriad laws applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For these reasons, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss with respect to the remaining actions pending or threatened against the Company, or, where the Company has been able to make an estimate, the Company believes the amount is not material to the Company’s liquidity, consolidated financial position, and/or results of operations.

Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if we believe it is material or if we believe such disclosure is necessary for our financial statements to not be misleading. If an exposure to loss exists in excess of an amount previously accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our accruals and disclosures accordingly.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. During the first quarter of 2017, the Company did not repurchase any shares of common stock. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. As of March 31, 2017, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Amendment No. 4 to 2008 Equity Incentive Plan †
10.2	Amendment No. 5 to 2008 Equity Incentive Plan †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: May 10, 2017
/s/ E. Allen Nicholson
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)