Form 10-Q
period 2017-06-30
CVB FINANCIAL CORP
filed 2017-08-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 110,151,039 outstanding as of July 31, 2017.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to:

●	local, regional, national and international economic and market conditions and political events and the impact they may have on us, our customers and our assets and liabilities;
●	our ability to attract deposits and other sources of funding or liquidity;
●	supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate;
●	a sharp or prolonged slowdown or decline in real estate construction, sales or leasing activities;
●	changes in the financial performance and/or condition of our borrowers, depositors or key vendors or counterparties;
●	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
●	the costs or effects of acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such acquisitions or dispositions;
●	our ability to realize cost savings and business synergies in connection with our recent acquisition of Valley Commerce Bancorp within expected time frames or at all;
●	the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, banking capital levels, allowance for loan losses, consumer, commercial or secured lending, securities and securities trading and hedging, bank operations, compliance, fair lending, employment, executive compensation, insurance, cybersecurity, vendor management and information technology) with which we and our subsidiaries must comply or believe we should comply or which may otherwise impact us;
●	additional legal and regulatory requirements to which we may become subject in the event our total assets exceed $10 billion;
●	changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;
●	the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments;
●	inflation, changes in market interest rates, securities market and monetary fluctuations;
●	changes in government-established interest rates or monetary policies;
●	changes in the amount and availability of deposit insurance;
●	disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access, communications facilities and cyber incidents;
●	or theft or loss of Company or customer data or money; political uncertainty or instability; acts of war or terrorism, or natural disasters, such as earthquakes, drought, or the effects of pandemic diseases;
●	the timely development and acceptance of new banking products and services and the perceived overall value of these products and services by our customers and potential customers;
●	the Company’s relationships with and reliance upon vendors with respect to the operation of certain of the Company’s key internal and external systems and applications;
●	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;
●	technological changes and the expanding use of technology in banking and financial services (including the adoption of mobile banking and funds transfer applications);

●	our ability to retain and increase market share, retain and grow customers and control expenses;
●	changes in the competitive environment among financial and bank holding companies, banks and other financial service and technology providers;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
●	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions or on the Company’s customers;
●	fluctuations in the price of the Company’s common stock or other securities and the resulting impact on the Company’s ability to raise capital or make acquisitions;
●	the effect of changes in accounting policies and practices, as may be adopted from time-to-time by our regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters;
●	changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our workforce, management team and/or our board of directors;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including securities, bank operations, consumer or employee class action litigation),
●	the possibility that any settlement of any putative class action lawsuits may not be approved by the relevant court or that significant numbers of putative class members may opt out of any settlement;
●	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
●	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO;
●	our success at managing the risks involved in the foregoing items and
●	all other factors set forth in the Company’s public reports including its Annual Report on Form 10-K for the year ended December 31, 2016, and particularly the discussion of risk factors within that document.

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

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Cash and due from banks	$134,686	$119,445
Interest-earning balances due from Federal Reserve	50,061	2,188

Total cash and cash equivalents	184,747	121,633

Interest-earning balances due from depository institutions	25,050	47,848
Investment securities available-for-sale, at fair value (with amortized cost of $2,251,275 at June 30, 2017, and $2,255,874 at December 31, 2016)	2,269,510	2,270,466
Investment securities held-to-maturity (with fair value of $862,485 at June 30, 2017, and $897,374 at December 31, 2016)	869,769	911,676

Total investment securities	3,139,279	3,182,142

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	4,687,698	4,395,064
Allowance for loan losses	(60,201)	(61,540)

Net loans and lease finance receivables	4,627,497	4,333,524

Premises and equipment, net	47,362	42,086
Bank owned life insurance	145,441	134,785
Accrued interest receivable	22,135	22,259
Intangibles	7,519	5,010
Goodwill	119,193	89,533
Other real estate owned (OREO)	4,527	4,527
Income taxes	51,988	45,429
Asset held-for-sale	3,411	3,411
Other assets	22,366	23,832

Total assets	$8,418,203	$8,073,707

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$3,929,394	$3,673,541
Interest-bearing	2,767,787	2,636,139

Total deposits	6,697,181	6,309,680
Customer repurchase agreements	546,085	603,028
Other borrowings	-	53,000
Deferred compensation	18,163	12,361
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	16,346	23,777
Other liabilities	53,885	55,225

Total liabilities	7,357,434	7,082,845

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 110,149,314 at June 30, 2017, and 108,251,981 at December 31, 2016	571,958	531,192
Retained earnings	477,675	449,499
Accumulated other comprehensive income, net of tax	11,136	10,171

Total stockholders’ equity	1,060,769	990,862

Total liabilities and stockholders’ equity	$8,418,203	$8,073,707

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans and leases, including fees	$53,614	$50,257	$102,255	$96,027
Investment securities:
Investment securities available-for-sale	13,007	12,018	25,647	24,817
Investment securities held-to-maturity	5,323	4,743	10,830	10,091

Total investment income	18,330	16,761	36,477	34,908

Dividends from FHLB stock	359	439	752	807
Interest-earning deposits with other institutions and federal funds sold	286	558	553	773

Total interest income	72,589	68,015	140,037	132,515

Interest expense:
Deposits	1,559	1,582	2,992	3,019
Borrowings and customer repurchase agreements	382	345	811	768
Junior subordinated debentures	165	132	318	256

Total interest expense	2,106	2,059	4,121	4,043

Net interest income before recapture of provision for loan losses	70,483	65,956	135,916	128,472
Recapture of provision for loan losses	(1,000)	-	(5,500)	-

Net interest income after recapture of provision for loan losses	71,483	65,956	141,416	128,472

Noninterest income:
Service charges on deposit accounts	3,982	3,822	7,709	7,569
Trust and investment services	2,613	2,508	4,909	4,711
Bankcard services	871	784	1,636	1,339
BOLI income	1,497	752	2,212	1,299
Gain on sale of loans	-	-	-	1,101
Other	1,813	1,408	3,032	1,938

Total noninterest income	10,776	9,274	19,498	17,957

Noninterest expense:
Salaries and employee benefits	21,706	21,403	43,281	42,601
Occupancy and equipment	4,554	4,125	8,238	7,838
Professional services	1,843	1,075	3,100	2,323
Software licenses and maintenance	1,627	1,445	3,188	2,719
Marketing and promotion	1,190	1,192	2,429	2,619
Acquisition related expenses	1,250	355	1,926	1,204
Other	4,703	4,843	8,828	9,498

Total noninterest expense	36,873	34,438	70,990	68,802

Earnings before income taxes	45,386	40,792	89,924	77,627

Income taxes	17,013	15,278	33,047	28,722

Net earnings	$28,373	$25,514	$56,877	$48,905

Other comprehensive income:
Unrealized gain on securities arising during the period, before tax	$1,642	$7,493	$2,066	$34,763
Less: Reclassification adjustment for net gain on securities included in net income	(402)	-	(402)	-

Other comprehensive income, before tax	1,240	7,493	1,664	34,763
Less: Income tax expense related to items of other comprehensive income	(521)	(3,147)	(699)	(14,600)

Other comprehensive income, net of tax	719	4,346	965	20,163

Comprehensive income	$29,092	$29,860	$57,842	$69,068

Basic earnings per common share	$0.26	$0.23	$0.52	$0.46
Diluted earnings per common share	$0.26	$0.23	$0.52	$0.45
Cash dividends declared per common share	$0.14	$0.12	$0.26	$0.24

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2017 and 2016

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income	Total
Balance, January 1, 2016	106,385	$502,571	$399,919	$20,909	$923,399
Repurchase of common stock	(40)	(408)	-	-	(408)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	175	2,254	-	-	2,254
Tax benefit from exercise of stock options	-	86	-	-	86
Shares issued pursuant to stock-based compensation plan	33	1,307	-	-	1,307
Cash dividends declared on common stock ($0.24 per share)	-	-	(25,885)	-	(25,885)
Net earnings	-	-	48,905	-	48,905
Other comprehensive income	-	-	-	20,163	20,163

Balance, June 30, 2016	107,947	$527,452	$422,939	$41,072	$991,463

Balance, January 1, 2017	108,252	$531,192	$449,499	$10,171	$990,862
Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(37)	(833)	-	-	(833)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	257	2,389	-	-	2,389
Shares issued pursuant to stock-based compensation plan	43	1,457	-	-	1,457
Cash dividends declared on common stock ($0.26 per share)	-	-	(28,635)	-	(28,635)
Net earnings	-	-	56,877	-	56,877
Other comprehensive income	-	-	-	965	965

Balance, June 30, 2017	110,149	$571,958	$477,675	$11,136	$1,060,769

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities
Interest and dividends received	$145,978	$138,664
Service charges and other fees received	17,456	16,908
Interest paid	(4,168)	(4,030)
Net cash paid to vendors, employees and others	(52,329)	(69,730)
Income taxes	(40,097)	(23,000)
Payments to FDIC, loss share agreement	(474)	(203)

Net cash provided by operating activities	66,366	58,609

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	1,952	1,423
Net change in interest-earning balances from depository institutions	23,277	3,755
Proceeds from sale of investment securities held-for-sale	5,403	-
Proceeds from repayment of investment securities available-for-sale	201,546	228,070
Proceeds from maturity of investment securities available-for-sale	16,615	56,006
Purchases of investment securities available-for-sale	(235,061)	(97,368)
Proceeds from repayment and maturity of investment securities held-to-maturity	70,949	128,497
Purchases of investment securities held-to-maturity	(30,112)	-
Net decrease (increase) in loan and lease finance receivables	25,211	(54,623)
Proceeds from sale of loans	-	6,417
Purchase of premises and equipment	(2,469)	(2,045)
Proceeds from sales of other real estate owned	-	621
Cash used in sale of branch, net	-	(8,217)
Cash acquired from acquisition, net of cash paid	28,325	(7,504)

Net cash provided by investing activities	105,636	255,032

Cash Flows from Financing Activities
Net increase in other deposits	58,901	512,784
Net decrease in time deposits	(33,197)	(58,754)
Repayment of FHLB advances	-	(5,000)
Net decrease in other borrowings	(53,000)	(46,000)
Net decrease in customer repurchase agreements	(56,943)	(99,818)
Cash dividends on common stock	(26,205)	(25,700)
Repurchase of common stock	(833)	(408)
Proceeds from exercise of stock options	2,389	2,254
Tax benefit related to exercise of stock options	-	86

Net cash (used in) provided by financing activities	(108,888)	279,444

Net increase in cash and cash equivalents	63,114	593,085

Cash and cash equivalents, beginning of period	121,633	106,097

Cash and cash equivalents, end of period	$184,747	$699,182

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$56,877	$48,905

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	-	(1,101)
Gain on sale of branch	-	(272)
Gain on sale of investment securities	(402)	-
Gain on sale of other real estate owned	-	(14)
Increase in bank owned life insurance	(1,234)	(2,275)
Net amortization of premiums and discounts on investment securities	8,989	10,192
Accretion of PCI discount	(505)	(1,569)
Recapture of provision for loan losses	(5,500)	-
Valuation adjustment on other real estate owned	-	337
Payments to FDIC, loss share agreement	(474)	(203)
Stock-based compensation	1,457	1,307
Depreciation and amortization, net	(402)	1,685
Change in other assets and liabilities	7,560	1,617

Total adjustments	9,489	9,704

Net cash provided by operating activities	$66,366	$58,609

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$16,346	$44,723
Issuance of common stock for acquistion	$37,637	$21,642

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BUSINESS

The condensed consolidated financial statements include CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiary, Citizens Business Bank (the “Bank” or “CBB”), after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, this trust does not meet the criteria for consolidation.

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

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Adoption of New Accounting Standard— In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this standard during the first quarter of 2017. The primary impact of the adoption of the standard on the Company’s condensed consolidated financial statements was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which reduced income tax expense by approximately $1.3 million for the six months ended June 30, 2017. We also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period. The remaining provisions of this accounting standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this ASU effective January 1, 2017 and the adoption did not have a significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU No. 2017-09 are effective for annual periods, and interim within those annual reporting periods, beginning after December 15, 2017; early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

4.     BUSINESS COMBINATIONS

Valley Commerce Bancorp Acquisition

On March 10, 2017, the Company completed the acquisition of VCBP, the holding company for VBB, headquartered in the Central Valley area of California. The Company acquired all of the assets and assumed all of the liabilities of VCBP for $23.2 million in cash and $37.6 million in stock. As a result, VBB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further strengthen its presence in the Central Valley area of California. At close, VBB had four branches located in Visalia, Tulare, Fresno, and Woodlake. The systems integration of VCBP and CBB was completed in May 2017.

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

For the three and six months ended June 30, 2017, the Company incurred non-recurring merger related expenses associated with the VCBP acquisition of $1.3 million and $1.9 million, respectively.

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

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$1,750	$-	$-	$1,750	0.08%
Residential mortgage-backed securities	1,866,602	20,302	(4,601)	1,882,303	82.94%
CMO/REMIC - residential	312,024	3,045	(951)	314,118	13.84%
Municipal bonds	70,209	795	(355)	70,649	3.11%
Other securities	690	-	-	690	0.03%

Total available-for-sale securities	$2,251,275	$24,142	$(5,907)	$2,269,510	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$169,942	$1,108	$(1,361)	$169,689	19.54%
Residential mortgage-backed securities	185,401	676	(393)	185,684	21.32%
CMO	234,003	-	(6,611)	227,392	26.90%
Municipal bonds	280,423	2,634	(3,337)	279,720	32.24%

Total held-to-maturity securities	$869,769	$4,418	$(11,702)	$862,485	100.00%

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,750	$2	$-	$2,752	0.12%
Residential mortgage-backed securities	1,822,168	18,812	(6,232)	1,834,748	80.81%
CMO/REMIC - residential	345,313	3,361	(1,485)	347,189	15.29%
Municipal bonds	80,137	889	(955)	80,071	3.53%
Other securities	5,506	200	-	5,706	0.25%

Total available-for-sale securities	$2,255,874	$23,264	$(8,672)	$2,270,466	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$182,648	$362	$(1,972)	$181,038	20.03%
Residential mortgage-backed securities	193,699	-	(1,892)	191,807	21.25%
CMO	244,419	-	(6,808)	237,611	26.81%
Municipal bonds	290,910	776	(4,768)	286,918	31.91%

Total held-to-maturity securities	$911,676	$1,138	$(15,440)	$897,374	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$12,420	$10,827	$24,346	$22,207
Tax-advantaged	587	1,191	1,301	2,610

Total interest income from available-for-sale securities	13,007	12,018	25,647	24,817

Investment securities held-to-maturity:
Taxable	3,203	2,215	6,480	4,835
Tax-advantaged	2,120	2,528	4,350	5,256

Total interest income from held-to-maturity securities	5,323	4,743	10,830	10,091

Total interest income from investment securities	$18,330	$16,761	$36,477	$34,908

Approximately 89% of the total investment securities portfolio at June 30, 2017 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2017 and December 31, 2016. At June 30, 2017, the Bank had $4,000 in total CMO backed by whole loans issued by private-label companies (nongovernment sponsored).

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”).

	June 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	339,074	(4,601)	-	-	339,074	(4,601)
CMO/REMIC - residential	79,172	(951)	-	-	79,172	(951)
Municipal bonds	16,243	(354)	5,991	(1)	22,234	(355)

Total available-for-sale securities	$434,489	$(5,906)	$5,991	$(1)	$440,480	$(5,907)

Investment securities held-to-maturity:
Government agency/GSE	$46,040	$(1,361)	$-	$-	$46,040	$(1,361)
Residential mortgage-backed securities	111,873	(393)	-	-	111,873	(393)
CMO	227,392	(6,611)	-	-	227,392	(6,611)
Municipal bonds	77,824	(2,430)	23,484	(907)	101,308	(3,337)

Total held-to-maturity securities	$463,129	$(10,795)	$23,484	$(907)	$486,613	$(11,702)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	583,143	(6,232)	-	-	583,143	(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

At June 30, 2017 and December 31, 2016, investment securities having a carrying value of approximately $2.03 billion and $2.19 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2017, by contractual maturity, are shown in the table below. Although certain mortgage-backed and CMO/REMIC securities have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$17,369	$17,485	$425	$424
Due after one year through five years	1,955,896	1,975,849	124,293	122,167
Due after five years through ten years	232,464	230,357	417,336	413,416
Due after ten years	45,546	45,819	327,715	326,478

Total investment securities	$2,251,275	$2,269,510	$869,769	$862,485

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2017.

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

At June 30, 2017, the remaining discount associated with the PCI loans approximated $1.0 million. The loss sharing agreement for commercial loans expired October 16, 2014 and will expire for single-family residential loans on October 16, 2019.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$1,913	$2,309
SBA	1,433	327
Real estate:
Commercial real estate	46,210	67,594
Construction	-	-
SFR mortgage	171	178
Dairy & livestock and agribusiness	345	1,216
Municipal lease finance receivables	-	-
Consumer and other loans	805	1,469

Gross PCI loans	50,877	73,093
Less: Purchase accounting discount	(1,008)	(1,508)

Gross PCI loans, net of discount	49,869	71,585
Less: Allowance for PCI loan losses	(659)	(1,219)

Net PCI loans	$49,210	$70,366

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Pass	$38,623	$59,409
Special mention	167	1,162
Substandard	12,087	12,522
Doubtful & loss	-	-

Total gross PCI loans	$50,877	$73,093

7.     LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$537,347	$485,078
SBA	129,283	97,184
Real estate:
Commercial real estate	3,265,858	2,930,141
Construction	77,294	85,879
SFR mortgage	249,933	250,605
Dairy & livestock and agribusiness	245,255	338,631
Municipal lease finance receivables	66,048	64,639
Consumer and other loans	73,909	78,274

Gross loans, excluding PCI loans	4,644,927	4,330,431
Less: Deferred loan fees, net	(7,098)	(6,952)

Gross loans, excluding PCI loans, net of deferred loan fees	4,637,829	4,323,479
Less: Allowance for loan losses	(59,542)	(60,321)

Net loans, excluding PCI loans	4,578,287	4,263,158

PCI Loans	50,877	73,093
Discount on PCI loans	(1,008)	(1,508)
Less: Allowance for loan losses	(659)	(1,219)

PCI loans, net	49,210	70,366

Total loans and lease finance receivables	$4,627,497	$4,333,524

As of June 30, 2017, 77.36% of the total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 70.31% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of June 30, 2017, $156.5 million, or 4.79% of the total commercial real estate loans included loans secured by farmland, compared to $180.6 million, or 6.16%, at December 31, 2016. The loans secured by farmland included $99.7 million for loans secured by dairy & livestock land and $56.8 million for loans secured by agricultural land at June 30, 2017, compared to $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016. As of June 30, 2017, dairy & livestock and agribusiness loans of $245.3 million were comprised of $208.7 million for dairy & livestock loans and $36.5 million for agribusiness loans, compared to $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans at December 31, 2016.

At June 30, 2017, the Company held approximately $2.11 billion of total fixed rate loans, including PCI loans.

At June 30, 2017 and December 31, 2016, loans totaling $3.50 billion and $3.11 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of June 30, 2017 and December 31, 2016.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$497,714	$24,927	$14,706	$-	$537,347
SBA	117,400	5,477	6,400	6	129,283
Real estate:
Commercial real estate
Owner occupied	927,211	77,594	20,059	-	1,024,864
Non-owner occupied	2,207,442	18,217	15,335	-	2,240,994
Construction
Speculative	53,698	6,745	-	-	60,443
Non-speculative	16,851	-	-	-	16,851
SFR mortgage	241,269	4,961	3,703	-	249,933
Dairy & livestock and agribusiness	154,008	71,761	19,486	-	245,255
Municipal lease finance receivables	65,419	629	-	-	66,048
Consumer and other loans	70,129	2,118	1,659	3	73,909

Total gross loans, excluding PCI loans	$4,351,141	$212,429	$81,348	$9	$4,644,927

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$449,658	$21,610	$13,809	$1	$485,078
SBA	80,138	10,553	6,482	11	97,184
Real estate:
Commercial real estate
Owner occupied	842,992	87,781	19,046	-	949,819
Non-owner occupied	1,941,203	23,534	15,585	-	1,980,322
Construction
Speculative	48,841	-	-	-	48,841
Non-speculative	37,038	-	-	-	37,038
SFR mortgage	243,374	4,930	2,301	-	250,605
Dairy & livestock and agribusiness	187,819	114,106	36,706	-	338,631
Municipal lease finance receivables	60,102	4,537	-	-	64,639
Consumer and other loans	74,328	2,123	1,819	4	78,274

Total gross loans, excluding PCI loans	$3,965,493	$269,174	$95,748	$16	$4,330,431

Allowance for Loan Losses (“ALLL”)

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

Management believes that the ALLL was appropriate at June 30, 2017 and December 31, 2016. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended June 30, 2017
	Ending Balance March 30, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2017
	(Dollars in thousands)
Commercial and industrial	$7,956	$-	$42	$62	$8,060
SBA	871	-	38	4	913
Real estate:
Commercial real estate	38,986	-	154	787	39,927
Construction	820	-	1,694	(1,455)	1,059
SFR mortgage	2,186	-	-	183	2,369
Dairy & livestock and agribusiness	5,842	-	19	(421)	5,440
Municipal lease finance receivables	889	-	-	(37)	852
Consumer and other loans	937	-	42	(57)	922
PCI loans	725	-	-	(66)	659

Total allowance for loan losses	$59,212	$-	$1,989	$(1,000)	$60,201

	For the Three Months Ended June 30, 2016
	Ending Balance March 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2016
	(Dollars in thousands)
Commercial and industrial	$8,731	$(24)	$141	$539	$9,387
SBA	1,236	-	2	(61)	1,177
Real estate:
Commercial real estate	38,286	-	496	1,137	39,919
Construction	1,151	-	875	(798)	1,228
SFR mortgage	2,202	-	-	299	2,501
Dairy & livestock and agribusiness	5,176	-	107	(401)	4,882
Municipal lease finance receivables	1,165	-	-	(50)	1,115
Consumer and other loans	1,389	(1)	6	(975)	419
PCI loans	-	-	-	310	310

Total allowance for loan losses	$59,336	$(25)	$1,627	$-	$60,938

	For the Six Months Ended June 30, 2017
	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2017
	(Dollars in thousands)
Commercial and industrial	$8,154	$-	$94	$(188)	$8,060
SBA	871	-	42	-	913
Real estate:
Commercial real estate	37,443	-	154	2,330	39,927
Construction	1,096	-	3,719	(3,756)	1,059
SFR mortgage	2,287	-	64	18	2,369
Dairy & livestock and agribusiness	8,541	-	19	(3,120)	5,440
Municipal lease finance receivables	941	-	-	(89)	852
Consumer and other loans	988	(2)	71	(135)	922
PCI loans	1,219	-	-	(560)	659

Total allowance for loan losses	$61,540	$(2)	$4,163	$(5,500)	$60,201

	For the Six Months Ended June 30, 2016
	Ending Balance December 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(85)	$204	$680	$9,387
SBA	993	-	3	181	1,177
Real estate:
Commercial real estate	36,995	-	635	2,289	39,919
Construction	2,389	-	884	(2,045)	1,228
SFR mortgage	2,103	(102)	-	500	2,501
Dairy & livestock and agribusiness	6,029	-	206	(1,353)	4,882
Municipal lease finance receivables	1,153	-	-	(38)	1,115
Consumer and other loans	906	(1)	38	(524)	419
PCI loans	-	-	-	310	310

Total allowance for loan losses	$59,156	$(188)	$1,970	$-	$60,938

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. The Company’s ALLL methodology for the first six months of 2017 excludes the impact of the recent VCBP acquisition from certain of the Bank’s qualitative factors that are otherwise designed to capture incremental risk in the legacy loan portfolio. The VBB acquired loans are also supported by a credit mark established through the determination of fair value for the acquired loan portfolio.

	June 30, 2017
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,605	$535,742	$-	$13	$8,047	$-
SBA	2,478	126,805	-	6	907	-
Real estate:
Commercial real estate	18,558	3,247,300	-	-	39,927	-
Construction	-	77,294	-	-	1,059	-
SFR mortgage	4,195	245,738	-	-	2,369	-
Dairy & livestock and agribusiness	829	244,426	-	-	5,440	-
Municipal lease finance receivables	-	66,048	-	-	852	-
Consumer and other loans	1,131	72,778	-	94	828	-
PCI loans	-	-	49,869	-	-	659

Total	$28,796	$4,616,131	$49,869	$113	$59,429	$659

	June 30, 2016
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,447	$477,686	$-	$526	$8,861	$-
SBA	3,498	108,264	-	42	1,135	-
Real estate:
Commercial real estate	17,908	2,866,424	-	1	39,918	-
Construction	7,651	86,358	-	45	1,183	-
SFR mortgage	5,734	231,754	-	13	2,488	-
Dairy & livestock and agribusiness	697	213,133	-	-	4,882	-
Municipal lease finance receivables	-	71,929	-	-	1,115	-
Consumer and other loans	829	78,896	-	3	416	-
PCI loans	-	-	76,022	-	-	310

Total	$37,764	$4,134,444	$76,022	$630	$59,998	$310

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

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$1,058	$536,289	$537,347
SBA	-	-	-	1,651	127,632	129,283
Real estate:
Commercial real estate
Owner occupied	218	-	218	4,401	1,020,245	1,024,864
Non-owner occupied	-	-	-	2,549	2,238,445	2,240,994
Construction
Speculative (2)	-	-	-	-	60,443	60,443
Non-speculative	-	-	-	-	16,851	16,851
SFR mortgage	-	400	400	963	248,570	249,933
Dairy & livestock and agribusiness	-	-	-	829	244,426	245,255
Municipal lease finance receivables	-	-	-	-	66,048	66,048
Consumer and other loans	1	-	1	771	73,137	73,909

Total gross loans, excluding PCI loans	$219	$400	$619	$12,222	$4,632,086	$4,644,927

(1)	As of June 30, 2017, $5.5 million of nonaccruing loans were current, $4.5 million were 30-59 days past due, and $2.2 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$156	$484,922	$485,078
SBA	352	-	352	2,737	94,095	97,184
Real estate:
Commercial real estate
Owner occupied	-	-	-	635	949,184	949,819
Non-owner occupied	-	-	-	1,048	1,979,274	1,980,322
Construction
Speculative (2)	-	-	-	-	48,841	48,841
Non-speculative	-	-	-	-	37,038	37,038
SFR mortgage	-	-	-	2,207	248,398	250,605
Dairy & livestock and agribusiness	-	-	-	-	338,631	338,631
Municipal lease finance receivables	-	-	-	-	64,639	64,639
Consumer and other loans	84	-	84	369	77,821	78,274

Total gross loans, excluding PCI loans	$436	$-	$436	$7,152	$4,322,843	$4,330,431

(1)	As of December 31, 2016, $4.7 million of nonaccruing loans were current, $514,000 were 30-59 days past due, $435,000 were 60-89 days past due and $1.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At June 30, 2017, the Company had impaired loans, excluding PCI loans, of $28.8 million and included $4.6 million of loans acquired from VBB in the first quarter of 2017. Impaired loans included $7.0 million of nonaccrual commercial real estate loans, $1.7 million of nonaccrual Small Business Administration (“SBA”) loans, $1.1 million of nonaccrual commercial and industrial loans, $963,000 of nonaccrual single-family residential (“SFR”) mortgage loans, $829,000 of nonaccrual dairy & livestock and agribusiness loans, and $771,000 of nonaccrual consumer and other loans. These impaired loans included $21.0 million of loans whose terms were modified in a troubled debt restructuring, of which $4.4 million were classified as nonaccrual. The remaining balance of $16.6 million consisted of 24 loans performing according to the restructured terms. The impaired loans had a specific allowance of $113,000 at June 30, 2017. At December 31, 2016, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $26.4 million with a related allowance of $141,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Six Months Ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,465	$1,939	$-	$1,572	$13
SBA	2,472	2,750	-	2,538	32
Real estate:
Commercial real estate
Owner occupied	5,541	5,866	-	5,240	69
Non-owner occupied	13,017	15,469	-	12,908	798
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,195	4,983	-	4,242	73
Dairy & livestock and agribusiness	829	1,091	-	1,123	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	734	941	-	752	9

Total	28,253	33,039	-	28,375	995

With a related allowance recorded:
Commercial and industrial	140	187	13	157	1
SBA	6	23	6	9	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	397	402	94	399	-

Total	543	612	113	565	1

Total impaired loans	$28,796	$33,651	$113	$28,940	$996

	As of and For the Six Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$840	$1,727	$-	$904	$14
SBA	3,266	4,026	-	3,347	25
Real estate:
Commercial real estate
Owner occupied	4,386	5,573	-	4,623	87
Non-owner occupied	12,522	15,110	-	12,760	83
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,464	6,331	-	5,591	60
Dairy & livestock and agribusiness	697	697	-	709	17
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	816	1,373	-	845	8

Total	27,991	34,837	-	28,779	294

With a related allowance recorded:
Commercial and industrial	607	668	526	638	6
SBA	232	250	42	238	6
Real estate:
Commercial real estate
Owner occupied	1,000	1,000	1	392	28
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	45	7,651	193
Non-speculative	-	-	-	-	-
SFR mortgage	270	270	13	277	3
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	13	13	3	13	-

Total	9,773	9,852	630	9,209	236

Total impaired loans	$37,764	$44,689	$630	$37,988	$530

	As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$730	$1,646	$-
SBA	3,386	4,189	-
Real estate:
Commercial real estate
Owner occupied	1,797	2,276	-
Non-owner occupied	13,331	15,842	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,174	6,075	-
Dairy & livestock and agribusiness	747	747	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	853	1,423	-

Total	26,018	32,198	-

With a related allowance recorded:
Commercial and industrial	171	171	114
SBA	196	212	27
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	-	-	-

Total	367	383	141

Total impaired loans	$26,385	$32,581	$141

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of June 30, 2017 and December 31, 2016 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, the balance in this reserve was $6.7 million and was included in other liabilities.

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

As of June 30, 2017, there were $21.0 million of loans classified as a TDR, of which $4.4 million were nonperforming and $16.6 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2017, performing TDRs were comprised of five commercial real estate loans of $11.6 million, 11 SFR mortgage loans of $3.2 million, two SBA loans of $827,000, five commercial and industrial loans of $547,000, and one consumer loan of $360,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $10,000 and $141,000 of specific allowance to TDRs as of June 30, 2017 and December 31, 2016, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$19,702	$37,321	$19,233	$42,687
New modifications	-	112	3,143	1,118
Payoffs/payments, net and other	16	(17,141)	(2,987)	(23,513)
TDRs returned to accrual status	-	-	329	-
TDRs placed on nonaccrual status	(3,144)	-	(3,144)	-

Ending balance	$16,574	$20,292	$16,574	$20,292

Nonperforming TDRs:
Beginning balance	$1,407	$12,360	$1,626	$12,622
New modifications	-	-	2,066	82
Charge-offs	-	-	-	(38)
Payoffs/payments, net and other	(160)	(331)	(2,116)	(637)
TDRs returned to accrual status	-	-	(329)	-
TDRs placed on nonaccrual status	3,144	-	3,144	-

Ending balance	$4,391	$12,029	$4,391	$12,029

Total TDRs	$20,965	$32,321	$20,965	$32,321

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	-	$-	$-	$-	$-

For the Three Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2016	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	112	112	110	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	1	$112	$112	$110	$-

For the Six Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	3,143	3,143	3,143	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	1,984	1,984	78	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	82	82	78	-

Total loans	3	$5,209	$5,209	$3,299	$-

	For the Six Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2016	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	112	112	110	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	194	194	190	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	812	812	761	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	82	82	72	-

Total loans	6	$1,200	$1,200	$1,133	$28

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of June 30, 2017, there was one commercial real estate loan with an outstanding balance of $3.1 million that was modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2017.

8.     EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2017, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 11,000 and 8,000, respectively. For the three and six months ended June 30, 2016, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 262,000 and 267,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)

Earnings per common share:
Net earnings	$28,373	$25,514	$56,877	$48,905
Less: Net earnings allocated to restricted stock	105	99	217	205

Net earnings allocated to common shareholders	$28,268	$25,415	$56,660	$48,700

Weighted average shares outstanding	109,730	108,834	109,039	106,917
Basic earnings per common share	$0.26	$0.23	$0.52	$0.46

Diluted earnings per common share:
Net income allocated to common shareholders	$28,268	$25,415	$56,660	$48,700

Weighted average shares outstanding	109,730	108,834	109,039	106,917
Incremental shares from assumed exercise of outstanding options	348	410	406	406

Diluted weighted average shares outstanding	110,078	109,244	109,445	107,323
Diluted earnings per common share	$0.26	$0.23	$0.52	$0.45

9.     FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2017. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

•	Level 1 - includes assets and liabilities that have an active market that provides an objective quoted value for each unit. Here the active market quoted value is used to measure the fair value. Level 1 has the most objective measurement of fair value. Level 2 is less objective and Level 3 is the least objective (most subjective) in estimating fair value.

•	Level 2 - assets and liabilities are ones where there is no active market in the same assets, but where there are parallel markets or alternative means to estimate fair value using observable information inputs such as the value placed on similar assets or liability that were recently traded.

•	Level 3 - fair values are based on information from the entity that reports these values in their financial statements. Such data are referred to as unobservable, in that the valuations are not based on data available to parties outside the entity.

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

There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2017 and 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$1,750	$-	$1,750	$-
Residential mortgage-backed securities	1,882,303	-	1,882,303	-
CMO/REMIC - residential	314,118	-	314,118	-
Municipal bonds	70,649	-	70,649	-
Other securities	690	-	690	-

Total investment securities - AFS	2,269,510	-	2,269,510	-
Interest rate swaps	5,148	-	5,148	-

Total assets	$2,274,658	$-	$2,274,658	$-

Description of liability
Interest rate swaps	$5,148	$-	$5,148	$-

Total liabilities	$5,148	$-	$5,148	$-

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$2,752	$-	$2,752	$-
Residential mortgage-backed securities	1,834,748	-	1,834,748	-
CMO/REMIC - residential	347,189	-	347,189	-
Municipal bonds	80,071	-	80,071	-
Other securities	5,706	-	5,706	-

Total investment securities - AFS	2,270,466	-	2,270,466	-
Interest rate swaps	5,783	-	5,783	-

Total assets	$2,276,249	$-	$2,276,249	$-

Description of liability
Interest rate swaps	$5,783	$-	$5,783	$-

Total liabilities	$5,783	$-	$5,783	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2017 and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2017
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$105	$-	$-		$105	$9
SBA	-	-	-		-	-
Real estate:
Commercial real estate	-	-	-		-	-
Construction	-	-	-		-	-
SFR mortgage	-	-	-		-	-
Dairy & livestock and agribusiness	-	-	-		-	-
Consumer and other loans	398	-	-		398	94
Other real estate owned	-	-	-		-	-
Asset held-for-sale	-				-	-

Total assets	$503	$-	$-		$503	$103

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2016
			(Dollars in thousands	)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$65	$-	$-		$65	$8
SBA	196	-	-		196	27
Real estate:
Commercial real estate	-	-	-		-	-
Construction	-	-	-		-	-
SFR mortgage	-	-	-		-	-
Dairy & livestock and agribusiness	-	-	-		-	-
Consumer and other loans	-	-	-		-	-
Other real estate owned	-	-	-		-	-
Asset held-for-sale	3,411				3,411	2,558

Total assets	$3,672	$-	$-		$3,672	$2,593

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2017 and December 31, 2016, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2017
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Assets
Total cash and cash equivalents	$184,747	$184,747	$-	$-	$184,747
Interest-earning balances due from depository institutions	25,050	-	25,088	-	25,088
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,269,510	-	2,269,510	-	2,269,510
Investment securities held-to-maturity	869,769	-	862,485	-	862,485
Total loans, net of allowance for loan losses	4,627,497	-	-	4,598,548	4,598,548
Swaps	5,148	-	5,148	-	5,148
Liabilities
Deposits:
Noninterest-bearing	$3,929,394	$3,929,394	$-	$-	$3,929,394
Interest-bearing	2,767,787	-	2,765,900	-	2,765,900
Borrowings	546,085	-	545,796	-	545,796
Junior subordinated debentures	25,774	-	-	17,235	17,235
Swaps	5,148	-	5,148	-	5,148

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Assets
Total cash and cash equivalents	$119,445	$119,445	$-	$-	$119,445
Interest-earning balances due from depository institutions	2,188	-	2,188	-	2,188
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,270,466	-	2,270,466	-	2,270,466
Investment securities held-to-maturity	911,676	-	897,374	-	897,374
Total loans, net of allowance for loan losses	4,333,524	-	-	4,306,225	4,306,225
Swaps	5,783	-	5,783	-	5,783
Liabilities
Deposits:
Noninterest-bearing	$3,673,541	$3,673,541	$-	$-	$3,673,541
Interest-bearing	2,636,139	-	2,634,443	-	2,634,443
Borrowings	656,028	-	655,820	-	655,820
Junior subordinated debentures	25,774	-	-	18,463	18,463
Swaps	5,783	-	5,783	-	5,783

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended June 30, 2017
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
		(Dollars in thousands)
Net interest income	$48,762	$2,369	$19,352	$70,483
(Recapture of) provision for loan losses	875	(421)	(1,454)	(1,000)

Net interest income after (recapture of) provision for loan losses	47,887	2,790	20,806	71,483

Noninterest income	5,303	49	5,424	10,776
Noninterest expense	13,206	504	23,163	36,873

Segment pre-tax profit	$39,984	$2,335	$3,067	$45,386

Goodwill	$119,193	$-	$-	$119,193

Segment assets as of June 30, 2017	$7,314,110	$348,570	$755,523	$8,418,203

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Three Months Ended June 30, 2016
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$44,583	$1,986	$19,387	$65,956
(Recapture of) provision for loan losses	1,215	(401)	(814)	-

Net interest income after (recapture of) provision for loan losses	43,368	2,387	20,201	65,956

Noninterest income	5,326	54	3,894	9,274
Noninterest expense	12,891	499	21,048	34,438

Segment pre-tax profit	$35,803	$1,942	$3,047	$40,792

Goodwill	$88,174	$-	$-	$88,174

Segment assets as of June 30, 2016	$6,949,273	$378,246	$984,788	$8,312,307

(1) Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Six Months Ended June 30, 2017
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$94,340	$4,513	$37,063	$135,916
(Recapture of) provision for loan losses	1,386	(3,120)	(3,766)	(5,500)

Net interest income after (recapture of) provision for loan losses	92,954	7,633	40,829	141,416

Noninterest income	10,510	104	8,884	19,498
Noninterest expense	25,644	1,005	44,341	70,990

Segment pre-tax profit	$77,820	$6,732	$5,372	$89,924

Goodwill	$119,193	$-	$-	$119,193

Segment assets as of June 30, 2017	$7,314,110	$348,570	$755,523	$8,418,203

(1) Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Six Months Ended June 30, 2016
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$86,817	$3,919	$37,736	$128,472
(Recapture of) provision for loan losses	3,415	(1,353)	(2,062)	-

Net interest income after (recapture of) provision for loan losses	83,402	5,272	39,798	128,472

Noninterest income	10,153	107	7,697	17,957
Noninterest expense	25,501	978	42,323	68,802

Segment pre-tax profit	$68,054	$4,401	$5,172	$77,627

Goodwill	$88,174	$-	$-	$88,174

Segment assets as of June 30, 2016	$6,949,273	$378,246	$984,788	$8,312,307

(1) Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

11.     DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2017, the Bank has entered into 78 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2017 and December 31, 2016, the total notional amount of the Company’s swaps was $199.0 million, and $202.7 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$5,148	Other liabilities	$5,148

Total derivatives		$5,148		$5,148

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$5,783	Other liabilities	$5,783

Total derivatives		$5,783		$5,783

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not	Location of Gain Recognized
Designated as Hedging	in Income on Derivative	Amount of Gain Recognized in Income on
Instruments	Instruments	Derivative Instruments
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
			(Dollars in thousands)
Interest rate swaps	Other income	$71	$327	$394	$385

Total		$71	$327	$394	$385

12.     OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended June 30,
	2017			2016
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax

		(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$2,838	$1,192	$1,646	$7,579	$3,183	$4,396
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(1,196)	(502)	(694)	(86)	(36)	(50)
Net realized gain reclassified into earnings (1)	(402)	(169)	(233)	-	-	-

Net Change	$1,240	$521	$719	$7,493	$3,147	$4,346

	For the Six Months Ended June 30,
	2017			2016
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
		(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$4,045	$1,699	$2,346	$35,623	$14,961	$20,662
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(1,979)	(831)	(1,148)	(860)	(361)	(499)
Net realized gain reclassified into earnings (1)	(402)	(169)	(233)	-	-	-

Net Change	$1,664	$699	$965	$34,763	$14,600	$20,163

(1) Included in other noninterest income.

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

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
June 30, 2017
Financial assets:
Derivatives not designated as hedging instruments	$5,148	$-	$-	$5,148	$-	$5,148

Total	$5,148	$-	$-	$5,148	$-	$5,148

Financial liabilities:
Derivatives not designated as hedging instruments	$6,083	$(935)	$5,148	$935	$(12,850)	$(6,767)
Repurchase agreements	546,085	-	546,085	-	(585,490)	(39,405)

Total	$552,168	$(935)	$551,233	$935	$(598,340)	$(46,172)

December 31, 2016
Financial assets:
Derivatives not designated as hedging instruments	$5,783	$-	$-	$5,783	$-	$5,783

Total	$5,783	$-	$-	$5,783	$-	$5,783

Financial liabilities:
Derivatives not designated as hedging instruments	$6,855	$(1,072)	$5,783	$1,072	$(12,800)	$(5,945)
Repurchase agreements	603,028	-	603,028	-	(683,413)	(80,385)

Total	$609,883	$(1,072)	$608,811	$1,072	$(696,213)	$(86,330)

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

OVERVIEW

For the second quarter of 2017, we reported net earnings of $28.4 million, compared with $28.5 million for the first quarter of 2017 and $25.5 million for the second quarter of 2016. This represents a decrease of $131,000 over the prior quarter and an increase of $2.9 million from the second quarter of 2016. Diluted earnings per share were $0.26 for the second quarter, compared to $0.26 for the prior quarter and $0.23 for the same period last year.

At June 30, 2017, total assets of $8.42 billion increased $344.5 million, or 4.27%, from total assets of $8.07 billion at December 31, 2016. Interest-earning assets of $7.92 billion at June 30, 2017 increased $274.8 million, or 3.60%, when compared with $7.64 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $292.6 million increase in total loans and a $47.9 million increase in interest-earning balances due from the Federal Reserve. This was partially offset by a $42.9 million decrease in investment securities and a $22.8 million decrease in interest-earning balances due from depository institutions.

Total investment securities were $3.14 billion at June 30, 2017, a decrease of $42.9 million from $3.18 billion at December 31, 2016.

At June 30, 2017, held-to-maturity (“HTM”) investment securities totaled $869.8 million. At June 30, 2017, investment securities available-for-sale (“AFS”) totaled $2.27 billion, inclusive of a pre-tax unrealized gain of $18.2 million. AFS securities declined by $956,000, or 0.04%, from December 31, 2016.

Total loans and leases, net of deferred fees and discounts, were $4.69 billion at June 30, 2017, compared to $4.40 billion at December 31, 2016 and $4.24 billion at June 30, 2016. Total loans increased $292.6 million, or 6.66%, from December 31, 2016 and included $309.7 million of loans acquired from VBB in the first quarter of 2017. Excluding the acquired VBB loans, dairy & livestock and agribusiness loans decreased by $108.3 million, primarily due to seasonal pay-downs. Excluding the acquired VBB loans and the decrease in dairy & livestock and agribusiness loans, loans increased by $90.9 million, or 2.24% overall, for the first half of 2017. Total loans and leases, net of deferred fees and discounts, of $4.69 billion at June 30, 2017 increased by $449.8 million, or 10.61%, from June 30, 2016. Excluding the acquired VBB loans, overall loan growth year-over-year was approximately $140.1 million, or 3.31%.

Noninterest-bearing deposits were $3.93 billion at June 30, 2017, an increase of $255.9 million, or 6.96%, when compared to December 31, 2016 and an increase of $263.2 million, or 7.18%, compared to $3.67 billion at June 30, 2016. The increase in noninterest-bearing deposits at June 30, 2017 included $172.5 million of noninterest-bearing deposits assumed from VBB during the first quarter of 2017. At June 30, 2017, noninterest-bearing deposits were 58.67% of total deposits, compared to 58.22% at December 31, 2016 and 55.67% at June 30, 2016. Our average cost of total deposits was 0.09% for the quarter ended June 30, 2017, compared to 0.10% for the same period last year. Our cost of total deposits including customer repurchase agreements was 0.11% for the quarters ended June 30, 2017 and 2016.

Customer repurchase agreements totaled $546.1 million at June 30, 2017, compared to $603.0 million and $590.5 million at December 31, 2016 and June 30, 2016, respectively. At June 30, 2017, there were no short-term borrowings, compared to $53.0 million at December 31, 2016 and zero at June 30, 2016.

At June 30, 2017, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2016 and June 30, 2016. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $60.2 million at June 30, 2017, compared to $59.2 million at March 31, 2017, $61.5 million at December 31, 2016, and $60.9 million at June 30, 2016. The allowance for loan losses was increased by net recoveries on loans of $2.0 million for the second quarter of 2017 and was reduced by a $1.0 million loan loss provision recapture for the second quarter of 2017. The allowance for loan losses was 1.28%, 1.28%, 1.40%, and 1.44% of total loans and leases outstanding, at June 30, 2017, March 31, 2017, December 31, 2016 and June 30, 2016, respectively. The ratio as of the most recent two quarters was impacted by the $309.7 million loans acquired from Valley Business Bank that are recorded at fair market value, without a corresponding loan loss allowance.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of June 30, 2017, the Company’s Tier 1 leverage capital ratio totaled 11.48%, our common equity Tier 1 ratio totaled 16.31%, our Tier 1 risk-based capital ratio totaled 16.75%, and our total risk-based capital ratio totaled 17.93%. Refer to our Analysis of Financial Condition – Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisition

On March 10, 2017, we completed the acquisition of Valley Commerce Bancorp (“VCBP”), the holding company for Valley Business Bank (“VBB”). Our financial statements for the first six months of 2017 include 112 days of VBB operations, post-merger. At close, Citizens Business Bank acquired $309.7 million of loans and assumed $361.8 million of total deposits, including $172.5 million of noninterest-bearing deposits.

At close, VBB had four branches located in Visalia, Tulare, Fresno, and Woodlake. The consolidation of these branches and the sale of the Woodlake branch is expected to occur by the end of 2017.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		Variance
	June 30,	March 31,
	2017	2017	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$70,483	$65,433	$5,050	7.72%
Recapture of provision for loan losses	1,000	4,500	(3,500)	-77.78%
Noninterest income	10,776	8,722	2,054	23.55%
Noninterest expense	36,873	34,117	2,756	8.08%
Income taxes	17,013	16,034	979	6.11%

Net earnings	$28,373	$28,504	$(131)	-0.46%

Earnings per common share:
Basic	$0.26	$0.26	$-
Diluted	$0.26	$0.26	$-
Return on average assets	1.35%	1.42%	-0.07%
Return on average shareholders’ equity	10.73%	11.39%	-0.66%
Efficiency ratio	45.38%	46.01%	-0.63%
Noninterest expense to average assets	1.76%	1.70%	0.06%

	For the Three Months Ended				For the Six Months Ended
	June 30,		Variance		June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
			(Dollars in thousands, except per share amounts)
Net interest income	$70,483	$65,956	$4,527	6.86%	$135,916	$128,472	$7,444	5.79%
Recapture of provision for loan losses	1,000	-	1,000	-	5,500	-	5,500	-
Noninterest income	10,776	9,274	1,502	16.20%	19,498	17,957	1,541	8.58%
Noninterest expense	36,873	34,438	2,435	7.07%	70,990	68,802	2,188	3.18%
Income taxes	17,013	15,278	1,735	11.36%	33,047	28,722	4,325	15.06%

Net earnings	$28,373	$25,514	$2,859	11.21%	$56,877	$48,905	$7,972	16.30%

Earnings per common share:
Basic	$0.26	$0.23	$0.03		$0.52	$0.46	$0.06
Diluted	$0.26	$0.23	$0.03		$0.52	$0.45	$0.07
Return on average assets	1.35%	1.28%	0.07%		1.39%	1.25%	0.14%
Return on average shareholders’ equity	10.73%	10.39%	0.34%		11.05%	10.18%	0.87%
Efficiency ratio	45.38%	45.78%	-0.40%		45.68%	46.99%	-1.31%
Noninterest expense to average assets	1.76%	1.73%	0.03%		1.73%	1.76%	-0.03%

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 35%. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,190,489	$12,420	2.28%	$2,086,183	$10,827	2.06%
Tax-advantaged	73,443	587	4.76%	137,232	1,191	4.98%
Held-to-maturity securities:
Taxable	593,315	3,203	2.16%	436,702	2,215	2.02%
Tax-advantaged	277,525	2,120	4.13%	298,767	2,528	4.58%
Investment in FHLB stock	18,675	359	7.60%	18,108	439	9.59%
Interest-earning deposits with other institutions	110,065	286	1.04%	390,346	558	0.57%
Loans (2)	4,643,505	53,614	4.63%	4,190,332	50,257	4.81%

Total interest-earning assets	7,907,017	72,589	3.74%	7,557,670	68,015	3.68%
Total noninterest-earning assets	513,105			439,532

Total assets	$8,420,122			$7,997,202

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,390,652	1,266	0.21%	$2,186,942	1,091	0.20%
Time deposits	418,217	293	0.28%	702,317	491	0.28%

Total interest-bearing deposits	2,808,869	1,559	0.22%	2,889,259	1,582	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	587,571	547	0.37%	604,056	477	0.32%

Interest-bearing liabilities	3,396,440	2,106	0.25%	3,493,315	2,059	0.24%

Noninterest-bearing deposits	3,890,656			3,440,693
Other liabilities	72,284			76,002
Stockholders’ equity	1,060,742			987,192

Total liabilities and stockholders’ equity	$8,420,122			$7,997,202

Net interest income		$70,483			$65,956

Net interest spread - tax equivalent			3.49%			3.44%
Net interest margin			3.58%			3.50%
Net interest margin - tax equivalent			3.63%			3.57%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.35% and 2.26% for the three months ended June 30, 2017 and 2016, respectively.
(2)	Includes loan fees of $897 and $1,103 for the three months ended June 30, 2017 and 2016, respectively. Prepayment penalty fees of $268 and $1,055 are included in interest income for the three months ended June 30, 2017 and 2016, respectively.
(3)	Includes interest-bearing demand and money market accounts.

	For the Six Months Ended June 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,179,986	$24,346	2.25%	$2,114,151	$22,207	2.09%
Tax-advantaged	74,929	1,301	5.03%	147,562	2,610	5.06%
Held-to-maturity securities:
Taxable	600,933	6,480	2.16%	473,513	4,835	2.04%
Tax-advantaged	280,977	4,350	4.18%	308,146	5,256	4.61%
Investment in FHLB stock	18,411	752	8.12%	18,060	807	8.89%
Interest-earning deposits with other institutions	113,185	553	0.98%	263,812	773	0.59%
Loans (2)	4,512,039	102,255	4.57%	4,108,955	96,027	4.71%

Total interest-earning assets	7,780,460	140,037	3.68%	7,434,199	132,515	3.66%
Total noninterest-earning assets	491,287			435,804

Total assets	$8,271,747			$7,870,003

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,341,105	2,422	0.21%	$2,108,115	2,068	0.20%
Time deposits	406,188	570	0.28%	703,623	951	0.27%

Total interest-bearing deposits	2,747,293	2,992	0.22%	2,811,738	3,019	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	617,894	1,129	0.37%	662,466	1,024	0.31%

Interest-bearing liabilities	3,365,187	4,121	0.25%	3,474,204	4,043	0.23%

Noninterest-bearing deposits	3,796,139			3,362,312
Other liabilities	72,550			67,744
Stockholders’ equity	1,037,871			965,743

Total liabilities and stockholders’ equity	$8,271,747			$7,870,003

Net interest income		$135,916			$128,472

Net interest spread - tax equivalent			3.43%			3.43%
Net interest margin			3.52%			3.48%
Net interest margin - tax equivalent			3.57%			3.55%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.33% and 2.29% for the six months ended June 30, 2017 and 2016, respectively.
(2)	Includes loan fees of $1,797 and $2,012 for the six months ended June 30, 2017 and 2016, respectively. Prepayment penalty fees of $1,055 and $1,974 are included in interest income for the six months ended June 30, 2017 and 2016, respectively.
(3)	Includes interest-bearing demand and money market accounts.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended June 30, 2017 Compared to 2016 Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$502	$1,039	$52	$1,593
Tax-advantaged investment securities	(546)	(108)	50	(604)
Held-to-maturity securities:
Taxable investment securities	779	154	55	988
Tax-advantaged investment securities	(178)	(247)	17	(408)
Investment in FHLB stock	14	(91)	(3)	(80)
Interest-earning deposits with other institutions	(401)	456	(327)	(272)
Loans	5,438	(1,878)	(203)	3,357

Total interest income	5,608	(675)	(359)	4,574

Interest expense:
Savings deposits	103	66	6	175
Time deposits	(199)	2	(1)	(198)
FHLB advances, other borrowings, and customer repurchase agreements	(13)	85	(2)	70

Total interest expense	(109)	153	3	47

Net interest income	$5,717	$(828)	$(362)	$4,527

	Comparision of Six Months Ended June 30, 2017 Compared to 2016 Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$580	$1,517	$42	$2,139
Tax-advantaged investment securities	(1,271)	(74)	36	(1,309)
Held-to-maturity securities:
Taxable investment securities	1,295	276	74	1,645
Tax-advantaged investment securities	(466)	(483)	43	(906)
Investment in FHLB stock	15	(69)	(1)	(55)
Interest-earning deposits with other institutions	(442)	516	(294)	(220)
Loans	9,421	(2,908)	(285)	6,228

Total interest income	9,132	(1,225)	(385)	7,522

Interest expense:
Savings deposits	229	113	12	354
Time deposits	(402)	36	(15)	(381)
FHLB advances, other borrowings, and customer repurchase agreements	(70)	187	(12)	105

Total interest expense	(243)	336	(15)	78

Net interest income	$9,375	$(1,561)	$(370)	$7,444

Second Quarter of 2017 Compared to the Second Quarter of 2016

Net interest income, before recapture of provision for loan losses, of $70.5 million for the second quarter of 2017 increased $4.5 million, or 6.86%, compared to $66.0 million for the second quarter of 2016. Average interest-earning assets of $7.91 billion grew by $349.3 million, or 4.62%, from $7.56 billion for the second quarter of 2016. Our net interest margin (TE) was 3.63% for the second quarter of 2017, compared to 3.57% for the second quarter of 2016.

Interest income of $72.6 million for the second quarter of 2017 grew by $4.6 million, or 6.72%, when compared to the same period of 2016, as average interest-earning assets were higher by $349.3 million and the yield on interest-earning assets grew by six basis points. Excluding interest recaptured on nonaccrual loans, interest income grew by about $6.9 million, or 10.49%, year-over-year.

The increase in average interest-earning assets of $349.3 million includes an increase in average loans of $453.2 million, or 10.81%, and an increase in average investments of $175.9 million or 5.94%. Interest-earning assets at the Federal Reserve and other financial institutions declined on average by $280.3 million or 71.80%.

The increase in earning asset yield over the second quarter of 2016 was the result of the change in mix of earning assets, represented by an increase in average loans as a percentage of earnings assets from 55.4% in the second quarter of 2016 to 58.7% in the second quarter of 2017. Conversely, interest-earning assets at the Federal Reserve and other financial institutions declined as a percentage of earnings assets from 5.2% in the prior year to 1.4% in the second quarter of 2017. Also contributing to the increase in the yield on earning assets, was a four basis point increase in tax-equivalent yields on investments. Loan yields declined by 18 basis points over the prior year as the impact on loan yields from interest recaptured on nonaccrual loans declined from 28 basis points in the prior year to three basis points in the second quarter of 2017.

Interest income and fees on loans for the second quarter of 2017 totaled $53.6 million which represented a $3.4 million, or 6.68%, increase when compared to the second quarter of 2016. Average loans increased $453.2 million for the second quarter of 2017 when compared with the same period of 2016 and included approximately $309.0 million of acquired VBB loans. Excluding interest recaptured on nonaccrual loans, interest income and fees on loans increased by $5.6 million and the yield on loans increased by seven basis points. Loan yields in the second quarter of 2017 were elevated by three basis points as a result of recognizing interest on nonaccrual loans that paid in full. During the second quarter of 2016, there were three nonperforming TDR loans that were paid in full resulting in the recognition of $2.6 million of interest income, elevating the yield on loans by 28 basis points.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at June 30, 2017 and 2016. As of June 30, 2017 and 2016, we had $12.2 million and $17.5 million of nonaccrual loans (excluding PCI loans), respectively.

Interest income from total investments was $18.3 million for the second quarter of 2017, an increase of $1.6 million from the second quarter of 2016. Average investment securities increased by $175.9 million for the second quarter of 2017, compared to the same period of 2016. The non tax-equivalent yield on securities increased from 2.26% in the second quarter of 2016 to 2.35% for the second quarter of 2017, as yields on mortgage-backed securities increased due to slower premium amortization resulting from rising interest rates and corresponding declines in the velocity of prepayments on mortgages.

Interest expense of $2.1 million for the second quarter of 2017, increased $47,000, or 2.28%, when compared to the second quarter of 2016. The average rate paid on interest-bearing liabilities increased one basis point, to 0.25% for the second quarter of 2017, from 0.24% for the second quarter of 2016. Average interest-bearing liabilities were $96.9 million lower during the second quarter of 2017, compared to the second quarter of 2016. The decline in interest-bearing liabilities included a $284.1 million decline in average time deposits due to the Bank’s election to not renew time deposits issued to the State of California during the third and fourth quarters of 2016. Excluding the impact of the decline in time deposits, interest-bearing liabilities increased by $187.2 million.

Six Months of 2017 Compared to the Six Months of 2016

Net interest income, before recapture of provision for loan losses, was $135.9 million for the six months ended June 30, 2017, an increase of $7.4 million, or 5.79%, compared to $128.5 million for the same period of 2016. Interest-earning assets grew on average by $346.3 million, or 4.66%, from $7.43 billion for the six months ended June 30, 2016 to $7.78 billion for the current year. Our net interest margin (TE) was 3.57% during the first six months of 2017, compared to 3.55% for the same period of 2016.

Interest income for the six months ended June 30, 2017 was $140.0 million, which represented a $7.5 million, or 5.68%, increase when compared to the same period of 2016. Compared to the first six months of 2016, average interest-earning assets increased by $346.3 million and the yield on interest-earning assets increased by two basis points. Excluding interest recaptured on nonaccrual loans, interest income grew by about $9.7 million, or 7.50%, year-over-year.

Interest income and fees on loans for the first six months of 2017 totaled $102.3 million, which represented a $6.2 million, or 6.49%, increase when compared to the same period of 2016. Average loans increased $403.1 million for the first six months of 2017 when compared with the same period of 2016, and included approximately $190.0 million of acquired VBB loans. The increase in the earning asset yield over the first six months of 2016 of two basis points resulted from the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets growing from 55% to 58% for the first six months of 2017, offset by a 14 basis point decline in the average yield on loans for the same period of 2016.

During the first six months of 2016, there were three TDR loans that were paid in full, resulting in a $2.6 million increase in interest income, or a 13 basis point increase in the loan yield. This compares to nonperforming loans paid in full resulting in a $390,000 increase in interest income, or a 2 basis point increase in loan yield for the same period of 2017. When the impact of the recaptured interest is excluded, the yield on interest-earning assets increased from 3.59% for the six months ended June 30, 2016 to 3.67% for the six months ended June 30, 2017.

Interest income from investment securities was $36.5 million for the six months ended June 30, 2017, a $1.6 million increase from $34.9 million for the first six months of 2016. This increase was primarily the result of a $93.5 million increase in the average investment securities for the first six months of 2017, compared to the same period of 2016.

Interest expense of $4.1 million for the six months ended June 30, 2017, increased by $78,000 from the same period of 2016. The average rate paid on interest-bearing liabilities increased two basis points, to 0.25% for the first six months of 2017, from 0.23% for the same period of 2016. Average interest-bearing liabilities were $109.0 million lower during the first six months of 2017, compared to the same period of 2016. Excluding a $297.4 million decline in average time deposits, interest-bearing liabilities increased by $188.4 million.

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

The allowance for loan losses totaled $60.2 million at June 30, 2017, compared to $61.5 million at December 31, 2016. The allowance for loan losses was reduced by a $5.5 million loan loss provision recapture and was increased by net recoveries on loans of $4.2 million for the six months ended June 30, 2017. This compares to no loan loss provision recapture and net recoveries of $1.8 million for the same period of 2016. We believe the allowance is appropriate at June 30, 2017. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of June 30, 2017 and December 31, 2016 was 1.28% and 1.40%, respectively. The ratio as of the most recent two quarters was impacted by the $309.7 million loans acquired from Valley Business Bank that are recorded at fair market value, without a corresponding loan loss allowance. Refer to the discussion of “Allowance for Loan Losses” in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $4.2 million for the six months ended June, 2017, compared to $1.8 million for the same period of 2016. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion about the FDIC loss sharing asset/liability. For the six months ended June 30, 2017 and 2016, there were zero in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Variance		June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,982	$3,822	$160	4.19%	$7,709	$7,569	$140	1.85%
Trust and investment services	2,613	2,508	105	4.19%	4,909	4,711	198	4.20%
Bankcard services	871	784	87	11.10%	1,636	1,339	297	22.18%
BOLI income	1,497	752	745	99.07%	2,212	1,299	913	70.28%
Swap fee income	71	327	(256)	-78.29%	394	385	9	2.34%
Gain on sale of investment securities, net	402	-	402	-	402	-	402	-
Gain on sale of loans	-	-	-	-	-	1,101	(1,101)	-100.00%
Other	1,340	1,081	259	23.96%	2,236	1,553	683	43.98%

Total noninterest income	$10,776	$9,274	$1,502	16.20%	$19,498	$17,957	$1,541	8.58%

Second Quarter of 2017 Compared to the Second Quarter of 2016

The $1.5 million increase in noninterest income was primarily due to $775,000 in tax free income on the death benefit of a former director included in our Bank-Owned Life Insurance (“BOLI”) policies, $443,000 of recoveries on American Security Bank (“ASB”) loans that were charged off prior to the acquisition, a $402,000 gain on sale of an investment security, and a $247,000 increase in service charges on deposit accounts and Bankcard services. These increases were offset by declines due to a $256,000 decrease in swap fee income and a $272,000 net gain on the sale of our Porterville branch in the second quarter of 2016.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2017, CitizensTrust had approximately $2.81 billion in assets under management and administration, including $2.12 billion in assets under management. CitizensTrust generated fees of $2.6 million for the second quarter of 2017, an increase of $105,000 compared to the second quarter of 2016.

The Bank’s investment in BOLI includes life insurance policies acquired through bank acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $1.5 million for the second quarter of 2017 increased from the second quarter of 2016 primarily due to the noted death benefit.

Six Months of 2017 Compared to the Six Months of 2016

The $1.5 million increase in noninterest income for the six months ended June 30, 2017 was the result of a $913,000 increase in BOLI income, including the $775,000 impact of the noted death benefit, $443,000 of recoveries on ASB loans that were charged off prior to the acquisition, a $402,000 gain on sale of an investment security, a $437,000 increase in service charges on deposits and Bankcard services, and a $198,000 increase in trust and wealth management fees. The first six months of 2016 included a $1.1 million net gain on the sale of loans during the first quarter of 2016 and a $272,000 net gain on the sale of our Porterville branch in the second quarter of 2016.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Variance		June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,706	$21,403	$303	1.42%	$43,281	$42,601	$680	1.60%
Occupancy	3,542	3,157	385	12.20%	6,450	6,005	445	7.41%
Equipment	1,012	968	44	4.55%	1,788	1,833	(45)	-2.45%
Professional services	1,843	1,075	768	71.44%	3,100	2,323	777	33.45%
Software licenses and maintenance	1,627	1,445	182	12.60%	3,188	2,719	469	17.25%
Stationery and supplies	387	345	42	12.17%	663	615	48	7.80%
Telecommunications expense	625	630	(5)	-0.79%	1,182	1,072	110	10.26%
Marketing and promotion	1,190	1,192	(2)	-0.17%	2,429	2,619	(190)	-7.25%
Amortization of intangible assets	373	296	77	26.01%	648	531	117	22.03%
Regulatory assessments	802	1,093	(291)	-26.62%	1,585	2,250	(665)	-29.56%
Insurance	443	387	56	14.47%	903	838	65	7.76%
Loan expense	218	177	41	23.16%	408	567	(159)	-28.04%
OREO expense	10	110	(100)	-90.91%	67	428	(361)	-84.35%
Directors’ expenses	260	268	(8)	-2.99%	468	441	27	6.12%
Acquisition related expenses	1,250	355	895	252.11%	1,926	1,204	722	59.97%
Other	1,585	1,537	48	3.12%	2,904	2,756	148	5.37%

Total noninterest expense	$36,873	$34,438	$2,435	7.07%	$70,990	$68,802	$2,188	3.18%

Noninterest expense to average assets	1.76%	1.73%			1.73%	1.76%
Efficiency ratio (1)	45.38%	45.78%			45.68%	46.99%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Second Quarter of 2017 Compared to the Second Quarter of 2016

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.76% for the second quarter of 2017, compared to 1.73% for the second quarter of 2016.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the second quarter of 2017, the efficiency ratio was 45.38%, compared to 45.78% for the second quarter of 2016.

The $2.4 million increase in noninterest expense for the second quarter of 2017 was primarily the result of increases in acquisition related expenses and occupancy and equipment costs, as well as higher levels of professional service expense. During the second quarter of 2017, $1.3 million in acquisition costs were related to the integration of VCBP and the systems conversion that was completed during the quarter. The increase in occupancy expense was due to costs associated with our new operations and technology center and the four additional branches acquired from VBB. The increase in professional services included a $609,000 increase in legal expense compared to the prior year. The increase from the prior year was impacted by $375,000 in recoveries of legal expense on nonperforming loans during the second quarter of 2016.

Six Months of 2017 Compared to the Six Months of 2016

Noninterest expense of $71.0 million for the first six months of 2017 was $2.2 million higher than the prior year period. The year-over-year increase was primarily due to expenses related to the acquisition of VCBP and the build-out and occupation of our new operations and technology building. Acquisition related expenses were $1.9 million, up $722,000 from the prior year, which included expenses associated with the integration of County Commerce Bank. Occupancy expense increased $445,000 due to costs associated with our new operations and technology center and the four additional branches acquired from VBB. Increases in professional services included $515,000 in higher legal expenses. Offsetting these expense increases were lower regulatory assessment fees of $665,000 and $361,000 in reduced OREO expenses. As a percentage of average assets, noninterest expense was 1.73% for the six months ended June 30, 2017, compared to 1.76% for the six months ended June 30, 2016.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 37.49% and 36.75%, respectively, compared to 37.45% and 37.00%, respectively, for the three and six months ended June 30, 2016. The effective tax rate for 2017 was impacted by the tax effects related to the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits of approximately $1.3 million in our provision for income taxes, rather than as an adjustment of paid-in capital. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income and available tax credits. Our effective tax rate for the three and six months ended June 30, 2017 was also impacted by $775,000 in tax free income on the death benefit of a former director included in our BOLI policies.

The effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. Our Centers and Dairy & Livestock and Agribusiness are the focal points for customer sales and services and the primary focus of management of the Company. In 2016, Dairy & Livestock and Agribusiness was reflected as our second reportable segment. All other operating departments have been aggregated and included in the “Other” category for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type in 2016. Prior period information has been conformed to the current presentation. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the “Other” category. Taxes are not included in the segments as this is accounted for at the corporate level. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Refer to Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 10— Business Segments of the unaudited condensed consolidated financial statements.

Key measures we use to evaluate the segments’ performance are included in the following table for the three and six months ended June 30, 2017 and 2016. These tables also provide additional segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
		(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income	$48,762	$44,583	$94,340	$86,817
Provision for loan losses	875	1,215	1,386	3,415
Noninterest income	5,303	5,326	10,510	10,153
Noninterest expense	13,206	12,891	25,644	25,501

Segment pre-tax profit	$39,984	$35,803	$77,820	$68,054

Balance Sheet
Average loans	$3,883,308	$3,377,502	$3,731,216	$3,282,342
Average interest-bearing deposits and customer repurchase agreements	$3,368,117	$3,186,063	$3,329,979	$3,162,489
Yield on loans (1)	4.50%	4.63%	4.51%	4.61%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.22%	0.23%	0.22%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the second quarter of 2017, the Centers’ segment pre-tax profit increased by $4.2 million, or 11.68%, primarily due to an increase in interest income of $5.1 million, or 10.72%, compared to the second quarter of 2016. Average loans increased $505.8 million and included approximately $300 million of acquired VBB loans. This was offset by a 13 basis point drop in the loan yield to 4.50% for the second quarter of 2017, compared to 4.63% for the second quarter of 2016. The year-over-year increase in interest income was offset by a $940,000 increase in interest expense for the second quarter of 2017 compared to 2016, principally due to a $182.1 million increase in average interest-bearing deposits and customer repurchase agreements and included about $185 million of VBB interest-bearing deposits. In addition, the second quarter of 2017 included a loan loss provision of $875,000, compared to $1.2 million for the same period of 2016.

The Centers’ segment pre-tax profit increased by $9.8 million, or 14.35%, for the six months of 2017 when compared with the same period of 2016. Average loans increased $448.9 million and included approximately $180 million of acquired VBB loans. This was offset by a 10 basis point drop in the loan yield compared to the six months ended June 30, 2016. The year-over-year increase in interest income was offset by a $1.5 million increase in interest expense for the second quarter of 2017 compared to 2016, principally due to a $167.5 million increase in average interest-bearing deposits and customer repurchase agreements and included about $115 million of VBB interest-bearing deposits. In addition, the first half of 2017 included a loan loss provision of $1.4 million, compared to $3.4 million for the same period of 2016.

Dairy & Livestock and Agribusiness

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
		(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income	$2,369	$1,986	$4,513	$3,919
Recapture of provision for loan losses	(421)	(401)	(3,120)	(1,353)
Noninterest income	49	54	104	107
Noninterest expense	504	499	1,005	978

Segment pre-tax profit	$2,335	$1,942	$6,732	$4,401

Balance Sheet
Average loans	$406,384	$416,006	$418,124	$424,094
Average interest-bearing deposits and customer repurchase agreements	$39,728	$24,035	$35,504	$23,653
Yield on loans (1)	3.93%	3.46%	3.79%	3.43%
Rate paid on interest-bearing deposits and customer repurchases	0.30%	0.15%	0.27%	0.15%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the second quarter of 2017, the dairy & livestock and agribusiness segment pre-tax profit increased by $393,000, or 20.24%, due to higher interest income resulting from a 47 basis point increase in the loan yield for the second quarter of 2017, compared to the same period of 2016 principally due to an increase in prime. Pre-tax profit increased $2.3 million, or 52.97%, for the six months ended June 30, 2017 primarily due to a $1.8 million increase in the loan loss provision recapture and a $598,000 increase in interest income for the first half of 2017, compared to the same period of 2016. Interest income increased due to a 36 basis point increase in loan yield, offset by a $6.0 million decrease in average loans.

Other

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
		(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income (1)	$19,352	$19,387	37,063	37,736
Recapture of provision for loan losses	(1,454)	(814)	(3,766)	(2,062)
Noninterest income	5,424	3,894	8,884	7,697
Noninterest expense	23,163	21,048	44,341	42,323

Segment pre-tax profit	$3,067	$3,047	$5,372	$5,172

Balance Sheet
Average investment securities	$3,134,772	$2,958,884	$3,136,826	$3,043,372
Average loans	$353,813	$396,824	$362,699	$402,521
Average interest-bearing deposits	$-	$256,187	$-	$257,039
Average borrowings	$33,555	$27,030	$39,429	$31,023
Yield on investment securities -TE	2.48%	2.44%	2.47%	2.48%
Non-tax equivalent yield on investment securities	2.35%	2.26%	2.33%	2.29%
Yield on loans	6.82%	7.80%	6.07%	6.63%
Average cost of borrowings	2.15%	1.98%	1.85%	1.73%

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

For the second quarter of 2017, the Company’s other operating departments, including treasury and administration, reported a pre-tax profit of $3.1 million, consistent with the second quarter of 2016. Loan loss provision recapture increased $640,000 for the second quarter of 2017, compared to the second quarter of 2016. The $1.5 million increase in noninterest income over the second quarter of 2016 was primarily the result of $775,000 in tax free income on the death benefit of a former director included in our BOLI policies and a $402,000 gain on sale of an investment security. The $2.1 million increase in noninterest expense for the second quarter of 2017 was primarily due to increases in occupancy and equipment costs, higher levels of professional service expense, and increased acquisition related expenses. Acquisition costs for VBB resulting from the systems conversion and reduction in staffing during the second quarter of 2017 was approximately $1.3 million, up $895,000 from $355,000 for the second quarter of 2016. Occupancy and equipment expense increased approximately $300,000 due to costs associated with the build-out and occupation of our new operations and technology building. The increase in professional services included a $609,000 increase in legal expense compared to the prior year and was impacted by $375,000 in recoveries of legal expense on nonperforming loans during the second quarter of 2016.

The decline in average interest-bearing deposits was entirely due to maturing time deposits from the State of California that were not renewed in the latter half of 2016.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.42 billion at June 30, 2017. This represented an increase of $344.5 million, or 4.27%, from total assets of $8.07 billion at December 31, 2016. Interest-earning assets of $7.92 billion at June 30, 2017 increased $274.8 million, or 3.60%, when compared with interest-earning assets of $7.64 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $292.6 million increase in total loans and a $47.9 million increase in interest-earning balances due from the Federal Reserve. This was partially offset by a $42.9 million decrease in investment securities and a $22.8 million decrease in interest-earning balances due from depository institutions. The increase in total assets at June 30, 2017 included $309.7 million of acquired loans and $51.5 million of acquired cash and cash equivalents from VBB in the first quarter of 2017. Total liabilities were $7.36 billion at June 30, 2017, an increase of $274.6 million, or 3.88%, from total liabilities of $7.08 billion at December 31, 2016. The increase in deposits at June 30, 2017 included $361.8 million of total deposits assumed from VBB during the first quarter of 2017, of which $172.5 million were noninterest-bearing deposits. Total equity increased $69.9 million, or 7.06%, to $1.06 billion at June 30, 2017, compared to total equity of $990.9 million at December 31, 2016. The $69.9 million increase in equity was due to $56.9 million in net earnings, $37.6 million for the issuance of common stock for the acquisition of VCBP, $3.1 million for various stock-based compensation items, and a $965,000 increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio. This was offset by $28.6 million for cash dividends declared for the six months ended June 30, 2017.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2017, we reported total investment securities of $3.14 billion. This represented a decrease of $42.9 million, or 1.35%, from total investment securities of $3.18 billion at December 31, 2016. At June 30, 2017, investment securities HTM totaled $869.8 million. At June 30, 2017, our investment securities AFS totaled $2.27 billion, inclusive of a pre-tax unrealized gain of $18.2 million. The after-tax unrealized gain reported in AOCI on AFS investment securities was $10.6 million.

As of June 30, 2017, the Company had a pre-tax net unrealized holding gain on AFS investment securities of $18.2 million, compared to a pre-tax net unrealized holding gain of $14.6 million at December 31, 2016. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the six months ended June 30, 2017 and 2016, repayments/maturities of investment securities totaled $289.1 million and $412.6 million, respectively. The Company purchased additional investment securities totaling $265.2 million and $97.4 million for the six months ended June 30, 2017 and 2016, respectively. During the second quarter of 2017, we sold one investment security, realizing a gain of $402,000. No investment securities were sold during the first six months of 2016.

The tables below set forth investment securities AFS and HTM for the periods presented.

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$1,750	$-	$-	$1,750	0.08%
Residential mortgage-backed securities	1,866,602	20,302	(4,601)	1,882,303	82.94%
CMO/REMIC - residential	312,024	3,045	(951)	314,118	13.84%
Municipal bonds	70,209	795	(355)	70,649	3.11%
Other securities	690	-	-	690	0.03%

Total available-for-sale securities	$2,251,275	$24,142	$(5,907)	$2,269,510	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$169,942	$1,108	$(1,361)	$169,689	19.54%
Residential mortgage-backed securities	185,401	676	(393)	185,684	21.32%
CMO	234,003	-	(6,611)	227,392	26.90%
Municipal bonds	280,423	2,634	(3,337)	279,720	32.24%

Total held-to-maturity securities	$869,769	$4,418	$(11,702)	$862,485	100.00%

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,750	$2	$-	$2,752	0.12%
Residential mortgage-backed securities	1,822,168	18,812	(6,232)	1,834,748	80.81%
CMO/REMIC - residential	345,313	3,361	(1,485)	347,189	15.29%
Municipal bonds	80,137	889	(955)	80,071	3.53%
Other securities	5,506	200	-	5,706	0.25%

Total available-for-sale securities	$2,255,874	$23,264	$(8,672)	$2,270,466	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$182,648	$362	$(1,972)	$181,038	20.03%
Residential mortgage-backed securities	193,699	-	(1,892)	191,807	21.25%
CMO	244,419	-	(6,808)	237,611	26.81%
Municipal bonds	290,910	776	(4,768)	286,918	31.91%

Total held-to-maturity securities	$911,676	$1,138	$(15,440)	$897,374	100.00%

The weighted-average yield on the total investment portfolio at June 30, 2017 was 2.49% with a weighted-average life of 4.1 years. This compares to a weighted-average yield of 2.38% at December 31, 2016 with a weighted-average life of 4.5 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the securities in the total investment portfolio, at June 30, 2017, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of June 30, 2017, approximately $107.6 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	June 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	339,074	(4,601)	-	-	339,074	(4,601)
CMO/REMIC - residential	79,172	(951)	-	-	79,172	(951)
Municipal bonds	16,243	(354)	5,991	(1)	22,234	(355)

Total available-for-sale securities	$434,489	$(5,906)	$5,991	$(1)	$440,480	$(5,907)

Investment securities held-to-maturity:
Government agency/GSE	$46,040	$(1,361)	$-	$-	$46,040	$(1,361)
Residential mortgage-backed securities	111,873	(393)	-	-	111,873	(393)
CMO	227,392	(6,611)	-	-	227,392	(6,611)
Municipal bonds	77,824	(2,430)	23,484	(907)	101,308	(3,337)

Total held-to-maturity securities	$463,129	$(10,795)	$23,484	$(907)	$486,613	$(11,702)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	583,143	(6,232)	-	-	583,143	(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

Loans

Total loans and leases, net of deferred fees and discounts, of $4.69 billion at June 30, 2017 increased by $292.6 million, or 6.66%, from December 31, 2016. The increase in total loans included $309.7 million of loans acquired from VBB in the first quarter of 2017. Excluding the acquired VBB loans, dairy & livestock and agribusiness loans decreased by $108.3 million, primarily due to seasonal pay-downs. Excluding the acquired VBB loans and the decrease in dairy & livestock and agribusiness loans, loans increased by $90.9 million, or 2.24% overall, for the first half of 2017.

Total loans and leases, net of deferred fees and discounts, of $4.69 billion at June 30, 2017 increased by $449.8 million, or 10.61%, from June 30, 2016. Excluding the $309.7 million of acquired VBB loans in the first quarter of 2017, overall loan growth was about $140.1 million, or 3.31%, year-over-year.

Distribution of Loan Portfolio by Type

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$537,347	$485,078
SBA	129,283	97,184
Real estate:
Commercial real estate	3,265,858	2,930,141
Construction	77,294	85,879
SFR mortgage	249,933	250,605
Dairy & livestock and agribusiness	245,255	338,631
Municipal lease finance receivables	66,048	64,639
Consumer and other loans	73,909	78,274

Gross loans, excluding PCI loans	4,644,927	4,330,431
Less: Deferred loan fees, net	(7,098)	(6,952)

Gross loans, excluding PCI loans, net of deferred loan fees	4,637,829	4,323,479
Less: Allowance for loan losses	(59,542)	(60,321)

Net loans, excluding PCI loans	4,578,287	4,263,158

PCI Loans	50,877	73,093
Discount on PCI loans	(1,008)	(1,508)
Less: Allowance for loan losses	(659)	(1,219)

PCI loans, net	49,210	70,366

Total loans and lease finance receivables	$4,627,497	$4,333,524

As of June 30, 2017, $156.5 million, or 4.79% of the total commercial real estate loans included loans secured by farmland, compared to $180.6 million, or 6.16%, at December 31, 2016. The loans secured by farmland included $99.7 million for loans secured by dairy & livestock land and $56.8 million for loans secured by agricultural land at June 30, 2017, compared to $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016. As of June 30, 2017, dairy & livestock and agribusiness loans of $245.3 million was comprised of $208.7 million for dairy & livestock loans and $36.5 million for agribusiness loans, compared to $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans at December 31, 2016.

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

As of June 30, 2017, the Company had $114.3 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2017, the Company had $16.4 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of June 30, 2017, the Company had $77.3 million in construction loans. This represents 1.65% of total gross loans held-for-investment. There were no PCI construction loans at June 30, 2017. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. At June 30, 2017, construction loans consisted of $45.1 million in SFR construction loans and $32.2 million in commercial construction loans. There were no nonperforming construction loans at June 30, 2017.

PCI Loans from the SJB Acquisition

These PCI loans were acquired from SJB on October 16, 2009 and were subject to a loss sharing agreement with the FDIC. Under the terms of such loss sharing agreement, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries up to $144.0 million in losses with respect to covered assets, after a first loss amount of $26.7 million. The loss sharing agreement covered 5 years for commercial loans and covers 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date. The loss sharing agreement expired for commercial loans on October 16, 2014 and will expire for single-family residential loans on October 16, 2019.

The PCI loan portfolio included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitments outstanding as of the acquisition date are included under the shared-loss agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition were covered under the loss sharing agreement.

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type (PCI)

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$1,913	$2,309
SBA	1,433	327
Real estate:
Commercial real estate	46,210	67,594
Construction	-	-
SFR mortgage	171	178
Dairy & livestock and agribusiness	345	1,216
Municipal lease finance receivables	-	-
Consumer and other loans	805	1,469

Gross PCI loans	50,877	73,093
Less: Purchase accounting discount	(1,008)	(1,508)

Gross PCI loans, net of discount	49,869	71,585
Less: Allowance for PCI loan losses	(659)	(1,219)

Net PCI loans	$49,210	$70,366

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of June 30, 2017.

	June 30, 2017
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,629,288	35.1%	$1,133,351	34.7%
Central Valley	948,457	20.4%	643,250	19.7%
Inland Empire	735,184	15.8%	617,714	18.9%
Orange County	594,360	12.8%	354,066	10.9%
Central Coast	336,519	7.2%	267,451	8.2%
San Diego	114,097	2.5%	79,395	2.4%
Other California	114,664	2.5%	62,038	1.9%
Out of State	172,358	3.7%	108,593	3.3%

	$4,644,927	100.0%	$3,265,858	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of June 30, 2017.

	June 30, 2017
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$49,273	96.8%	$45,905	99.3%
Los Angeles County	1,559	3.1%	305	0.7%
Central Coast	45	0.1%	-	-

	$50,877	100.0%	$46,210	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans.

	June 30, 2017
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$216,829	6.2%	100.0%	$494
SFR mortgage - Mortgage pools	33,104	0.9%	100.0%	160

Total SFR mortgage	249,933	7.1%

Commercial real estate:
Multi-family	313,654	8.9%	-	1,285
Industrial	940,047	26.7%	39.2%	1,187
Office	611,485	17.4%	28.6%	1,296
Retail	551,528	15.7%	7.9%	1,503
Medical	224,982	6.4%	37.4%	1,844
Secured by farmland (2)	156,548	4.5%	100.0%	1,842
Other (3)	467,614	13.3%	42.2%	1,260

Total commercial real estate	3,265,858	92.9%

Total SFR mortgage and commercial real estate loans	$3,515,791	100.0%	36.3%	1,134

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $99.7 million for loans secured by dairy & livestock land and $56.8 million for loans secured by agricultural land at June 30, 2017.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

The SFR mortgage— Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $11.2 million and $23.0 million under this program during the three and six months ended June 30, 2017.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $33.1 million at June 30, 2017. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio.

	June 30, 2017
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$171	0.4%	100.0%	$171
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	171	0.4%
Commercial real estate:
Multi-family	598	1.3%	-	598
Industrial	10,887	23.5%	39.6%	518
Office	2,227	4.8%	93.7%	371
Retail	6,196	13.3%	46.4%	413
Medical	5,656	12.2%	100.0%	1,414
Secured by farmland	1,563	3.4%	100.0%	313
Other (2)	19,083	41.1%	71.7%	707

Total commercial real estate	46,210	99.6%

Total SFR mortgage and commercial real estate loans	$46,381	100.0%	65.4%	580

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, and gas stations, which represents approximately 84% of other loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$7,831	$5,526
Troubled debt restructured loans (nonperforming)	4,391	1,626
OREO, net	4,527	4,527

Total nonperforming assets	$16,749	$11,679

Troubled debt restructured performing loans	$16,574	$19,233

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.36%	0.27%

Percentage of nonperforming assets to total assets	0.20%	0.14%

At June 30, 2017, loans classified as impaired, excluding PCI loans, totaled $28.8 million, or 0.61% of total gross loans, compared to $26.4 million, or 0.60% of total loans at December 31, 2016. At June 30, 2017, nonperforming loans of $12.2 million included $4.6 million of loans acquired from VBB in the first quarter of 2017. At June 30, 2017, impaired loans which were restructured in a troubled debt restructure represented $21.0 million, of which $4.4 million were nonperforming and $16.6 million were performing.

Of the $28.8 million total impaired loans as of June 30, 2017, $25.0 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $3.8 million.

Troubled Debt Restructurings

Total TDRs were $21.0 million at June 30, 2017, compared to $20.9 million at December 31, 2016. At June 30, 2017, we had $4.4 million in nonperforming TDRs loans and $16.6 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	June 30, 2017		December 31, 2016
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$547	5	$745	5
SBA	827	2	845	2
Real Estate:
Commercial real estate	11,608	5	13,445	6
Construction	-	-	-	-
SFR mortgage	3,232	11	2,967	10
Dairy & livestock and agribusiness	-	-	747	1
Consumer and other	360	1	484	2

Total performing TDRs	$16,574	24	$19,233	26

Nonperforming TDRs:
Commercial and industrial	$69	1	$156	3
SBA	297	2	312	2
Real Estate:
Commercial real estate	3,851	2	781	1
Construction	-	-	-	-
SFR mortgage	-	-	310	1
Dairy & livestock and agribusiness	78	1	-	-
Consumer and other	96	2	67	2

Total nonperforming TDRs	$4,391	8	$1,626	9

Total TDRs	$20,965	32	$20,859	35

At June 30, 2017 and December 31, 2016, $10,000 and $141,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the six months ended June 30, 2017 and 2016 were zero and $38,000, respectively.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Nonperforming loans:
Commercial and industrial	$1,058	$506	$156	$543	$568
SBA	1,651	1,089	2,737	3,013	2,637
Real estate:
Commercial real estate	6,950	5,623	1,683	2,396	11,396
Construction	-	384	-	-	-
SFR mortgage	963	983	2,207	2,244	2,443
Dairy & livestock and agribusiness	829	1,324	-	-	-
Consumer and other loans	771	438	369	470	428

Total	$12,222	$10,347	$7,152	$8,666	$17,472

% of Total gross loans	0.26%	0.22%	0.16%	0.20%	0.41%
Past due 30-89 days:
Commercial and industrial	$-	$219	$-	$-	$61
SBA	-	329	352	-	-
Real estate:
Commercial real estate	218	-	-	228	320
Construction	-	-	-	-	-
SFR mortgage	400	403	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	1	429	84	294	97

Total	$619	$1,380	$436	$522	$478

% of Total gross loans	0.01%	0.03%	0.01%	0.01%	0.01%
OREO:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate:
Commercial real estate	-	-	-	-	1,209
Construction	4,527	4,527	4,527	4,840	4,840

Total	$4,527	$4,527	$4,527	$4,840	$6,049

Total nonperforming, past due, and OREO	$17,368	$16,254	$12,115	$14,028	$23,999

% of Total gross loans	0.37%	0.35%	0.28%	0.33%	0.57%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $12.2 million at June 30, 2017, or 0.26% of total loans, and included $4.6 million of loans acquired from VBB in the first quarter of 2017. This compares to nonperforming loans of $10.3 million, or 0.22% of total loans, at March 31, 2017, $7.2 million, or 0.16% of total loans, at December 31, 2016, and $17.5 million, or 0.41% of total loans, at June 30, 2016. The $1.9 million increase in nonperforming loans quarter-over-quarter was primarily due to a $1.3 million increase in nonperforming commercial real estate loans, a $562,000 increase in SBA loans and a $552,000 increase in commercial and industrial loans, partially offset by a $495,000 decrease in nonperforming daily & livestock and agribusiness loans.

We had $4.5 million in OREO at both June 30, 2017 and December 31, 2016, compared to $6.0 million at June 30, 2016. As of June 30, 2017, we had one OREO property, compared with one OREO property at December 31, 2016 and three OREO properties at June 30, 2016. There were no additions or sales of OREO for the six months ended June 30, 2017.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay or the value of our collateral. See “Risk Management — Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2017, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of June 30, 2017 and December 31, 2016.

Allowance for Loan Losses

The allowance for loan losses is established as management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance is increased (decreased) by the provision for losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are added to the allowance. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that are considered in estimating inherent credit losses.

The allowance for loan losses totaled $60.2 million as of June 30, 2017, compared to $61.5 million as of December 31, 2016. The allowance for loan losses was reduced by a $5.5 million loan loss provision recapture and was increased by net recoveries on loans of $4.2 million for the six months ended June 30, 2017. This compares to no loan loss provision recapture and net recoveries of $1.8 million for the same period of 2016.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented.

	As of and For the Six Months Ended June 30
	2017	2016
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$61,540	$59,156
Charge-offs:
Commercial and industrial	-	(85)
SBA	-	-
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	(102)
Dairy & livestock and agribusiness	-	-
Consumer and other loans	(2)	(1)

Total charge-offs	(2)	(188)

Recoveries:
Commercial and industrial	94	204
SBA	42	3
Commercial real estate	154	635
Construction	3,719	884
SFR mortgage	64	-
Dairy & livestock and agribusiness	19	206
Consumer and other loans	71	38

Total recoveries	4,163	1,970

Net recoveries	4,161	1,782
Recapture of provision for loan losses	(5,500)	-

Allowance for loan losses at end of period	$60,201	$60,938

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,706	$7,156
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$6,706	$7,156

Reserve for unfunded loan commitments to total unfunded loan commitments	0.65%	0.80%

Amount of total loans at end of period (1)	$4,687,698	$4,237,928
Average total loans outstanding (1)	$4,512,039	$4,108,955

Net recoveries to average total loans	0.09%	0.04%
Net recoveries to total loans at end of period	0.09%	0.04%
Allowance for loan losses to average total loans	1.33%	1.48%
Allowance for loan losses to total loans at end of period	1.28%	1.44%
Net recoveries to allowance for loan losses	6.91%	2.92%
Net recoveries to recapture of provision for loan losses	75.65%	-

(1)	Net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $113,000 (0.19%), $141,000 (0.23%) and $630,000 (1.03%) of the total allowance as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

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

During the second quarter of 2017, no material changes were made to the Bank’s ALLL methodology. The Bank updated its Historical Loss Rates (HLRs) under its existing methodology, which continued to show moderate reductions across most loan segments compared to the prior period given the effect on loan loss rates of continued recoveries of prior loan losses. The metrics that drive the qualitative component of the allowance had nominal movements, but overall movement was in a generally increasing direction compared to last quarter reflecting (i) loan growth achieved during the quarter, (ii) a slight increase in the Bank’s loan concentrations, and (iii) declines in collateral market value of collateral dependent loans; the aggregate result of which were slightly higher, overall qualitative factors in the current period.

The Bank determined that a slightly higher ALLL balance requirement of $60.2 million compared with $59.2 million at March 31, 2017 was appropriate, in part, as a result of the increased effect on allowance balance requirements of loan growth during the current quarter and overall increased qualitative factors. The increased requirement was net of lower HLRs of various loan segments within the portfolio, and improving loan risk ratings of certain lines of credit centered principally in the dairy and livestock portfolio.

While we believe that the allowance at June 30, 2017 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.70 billion at June 30, 2017. This represented an increase of $387.5 million, or 6.14%, over total deposits of $6.31 billion at December 31, 2016. The increase in total deposits at June 30, 2017 included $361.8 million of total deposits assumed from VBB during the first quarter of 2017, of which $172.5 million were noninterest-bearing deposits. The composition of deposits is summarized for the periods presented in the table below.

	June 30, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$3,929,394	58.67%	$3,673,541	58.22%
Interest-bearing deposits
Investment checking	415,768	6.21%	407,058	6.45%
Money market	1,570,243	23.45%	1,504,021	23.84%
Savings	378,391	5.65%	342,236	5.42%
Time deposits	403,385	6.02%	382,824	6.07%

Total deposits	$6,697,181	100.00%	$6,309,680	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.93 billion at June 30, 2017, representing an increase of $255.9 million, or 6.96%, from noninterest-bearing deposits of $3.67 billion at December 31, 2016. Noninterest-bearing deposits represented 58.67% of total deposits for June 30, 2017, compared to 58.22% of total deposits for December 31, 2016.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.36 billion at June 30, 2017, representing an increase of $111.1 million, or 4.93%, from savings deposits of $2.25 billion at December 31, 2016. The increase was due to approximately $135.5 million of savings deposits assumed from VBB during the first quarter of 2017.

Time deposits totaled $403.4 million at June 30, 2017, representing an increase of $20.6 million, or 5.37%, from total time deposits of $382.8 million for December 31, 2016. The increase was due to approximately $53.8 million of time deposits assumed from VBB during the first quarter of 2017.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 7.74% for the second quarter of 2017, compared to 8.37% for the same quarter of 2016.

At June 30, 2017, borrowed funds (customer repurchase agreements, FHLB advances and other borrowings) totaled $546.1 million. This represented a decrease of $109.9 million, or 16.76%, from total borrowed funds of $656.0 million at December 31, 2016.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2017 and December 31, 2016, total customer repurchases were $546.1 million and $603.0 million, respectively, with a weighted average interest rate of 0.26% and 0.26%, respectively.

At June 30, 2017, we had no short-term borrowings, compared to $53.0 million at December 31, 2016.

At June 30, 2017, $3.50 billion of loans and $2.03 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2017.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$6,697,181	$6,660,147	$23,085	$6,031	$7,918
Customer repurchase agreements (1)	546,085	546,085	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	18,163	1,679	1,976	1,295	13,213
Operating leases	12,031	4,908	4,766	2,008	349
Affordable housing investment	4,198	3,235	867	35	61
Advertising agreements	1,834	1,612	222	-	-

Total	$7,305,266	$7,217,666	$30,916	$9,369	$47,315

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At June 30, 2017 we had no short-term borrowings with the FHLB, compared to $53.0 million at a cost of 55 basis points at December 31, 2016.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2017.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$448,956	$331,789	$98,178	$11,046	$7,943
SBA	2,298	1,482	-	4	812
Real estate:
Commercial real estate	144,608	11,156	52,651	65,164	15,637
Construction	111,350	61,661	48,461	-	1,228
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	203,286	180,534	22,752	-	-
Consumer and other loans	78,696	8,515	15,682	5,862	48,637

Total commitment to extend credit	989,194	595,137	237,724	82,076	74,257
Obligations under letters of credit	39,641	33,137	6,504	-	-

Total	$1,028,835	$628,274	$244,228	$82,076	$74,257

(1)	Total commitments to extend credit to agribusiness were $11.9 million at June 30, 2017.

As of June 30, 2017, we had commitments to extend credit of approximately $1.03 billion, and obligations under letters of credit of $39.6 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $6.7 million as of June 30, 2017 and December 31, 2016 included in other liabilities.

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

The Company’s total equity was $1.06 billion at June 30, 2017. This represented an increase of $69.9 million, or 7.06%, from total equity of $990.9 million at December 31, 2016. The increase for the first half of 2017 resulted from $56.9 million in net earnings, $37.6 million for the issuance of common stock for the acquisition of VCBP, and $3.1 million for various stock based compensation items related to shares issued pursuant to our stock-based compensation plan, and a $965,000 increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio. This was offset by $28.6 million for cash dividends declared on common stock for the six months ended June 30, 2017.

During the second quarter of 2017, the Board of Directors of CVB declared quarterly cash dividends totaling $0.14 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of the Company’s outstanding shares. During 2016, the Company repurchased 81,800 shares of our common stock outstanding under this program. As of June 30, 2017, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Common Equity Tier 1 (“CET1”) capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2017, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see Item 1. Business — Capital Adequacy Requirements as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

At June 30, 2017, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			June 30, 2017		December 31, 2016
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.48%	11.36%	11.49%	11.36%
Common equity Tier I capital ratio	4.50%	6.50%	16.31%	16.57%	16.48%	16.76%
Tier 1 risk-based capital ratio	6.00%	8.00%	16.75%	16.57%	16.94%	16.76%
Total risk-based capital ratio	8.00%	10.00%	17.93%	17.75%	18.19%	18.01%

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

Our primary sources and uses of funds for the Company are loans and deposits. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.70 billion at June 30, 2017 increased $387.5 million, or 6.14%, over total deposits of $6.31 billion at December 31, 2016.

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

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2017 and 2016. For further details see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Six Months Ended June 30, 2017
	2017	2016
	(Dollars in thousands)
Average cash and cash equivalents	$206,259	$314,295
Percentage of total average assets	2.49%	3.99%

Net cash provided by operating activities	$66,366	$58,609
Net cash provided by investing activities	105,636	255,032
Net cash (used in) provided by financing activities	(108,888)	279,444

Net increase in cash and cash equivalents	$63,114	$593,085

Average cash and cash equivalents decreased by $108.0 million, or 34.37%, to $206.3 million for the six months ended June 30, 2017, compared to $314.3 million for the same period of 2016.

At June 30, 2017, cash and cash equivalents totaled $184.7 million. This represented a decrease of $514.4 million, or 73.58%, from $699.2 million at June 30, 2016.

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

Our interest rate risk policy measures the sensitivity of our net interest income over both a one year and two year cumulative time horizon.

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

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2017.

	Estimated Net Interest Income Sensitivity (1)
	June 30, 2017		December 31, 2016
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	12-month Period	24-month Period (Cumulative)

+ 200 basis points	-1.05%	1.26%	-1.18%	1.16%
- 100 basis points	-2.78%	-5.54%	-2.05%	-4.19%

(1)	Percentage change from base.

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

We also perform valuation analysis which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. At June 30, 2017, the EVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. EVE sensitivity is reported in both upward and downward rate shocks.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2017	December 31, 2016

100 bp decrease in interest rates	-11.1%	-9.1%
100 bp increase in interest rates	1.6%	0.8%
200 bp increase in interest rates	1.7%	0.2%
300 bp increase in interest rates	0.7%	-1.5%
400 bp increase in interest rates	-1.0%	-3.7%

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

During the fiscal quarter ended June 30, 2017, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to several lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business, including but not limited to actions involving employment, wage-hour and labor law claims, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. These lawsuits frequently are similar in nature to other lawsuits pending against the Company’s competitors.

The Company is involved in several related actions entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, and Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “exempt” and “non-exempt” hourly employees. These cases, which were consolidated in Los Angeles County Superior Court in April 2015, are styled as putative class action lawsuits and allege, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. Subsequently, related cases were filed by the same law firm representing Morgan and Osuna in the Superior Court for San Bernardino County, alleging (1) violations of the Labor Code and seeking penalties under the California Private Attorney General Act of 2004 and (2) seeking a declaratory judgment that certain releases signed by CBB employees were invalid. On November 28, 2016, the parties reached an agreement in principle to settle all of the related wage and hour class action lawsuits (“Wage-Hour Settlement”). Plaintiffs will dismiss all their lawsuits with prejudice in exchange for the payment of $1.5 million to the putative class members, including attorneys’ fees and costs, but not including credit for monies previously paid to certain employees in exchange for releases and arbitration agreements. As of June 30, 2017, the Company maintained a litigation accrual of $1.5 million for the Wage-Hour Settlement. The Wage-Hour Settlement is subject to Court approval, and a hearing for preliminary approval of the Wage-Hour Settlement is presently scheduled to take place on August 17, 2017. If the Wage-Hour Settlement is approved by the Court, there will then be a process for notification to eligible class members, filing of claims and any objections, and reconciliation of amounts to be paid to individual claimants, to be conducted by a settlement administrator. We anticipate that the Wage-Hour Settlement will be finally concluded sometime in the second quarter of 2018.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. During the second quarter of 2017, the Company did not repurchase any shares of common stock under this program. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. As of June 30, 2017, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

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

Date: August 9, 2017
/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)