Form 10-Q
period 2017-09-30
CVB FINANCIAL CORP
filed 2017-11-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of common stock of the registrant: 110,156,656 outstanding as of October 31, 2017.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	local, regional, national and international economic and market conditions and political events and the impact they may have on us, our customers and our assets and liabilities;
•	our ability to attract deposits and other sources of funding or liquidity;
•	supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate;
•	a sharp or prolonged slowdown or decline in real estate construction, sales or leasing activities;
•	changes in the financial performance and/or condition of our borrowers, depositors, key vendors or counterparties;
•	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
•	the costs or effects of acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such acquisitions or dispositions;
•	our ability to realize cost savings and business synergies in connection with our recent acquisition of Valley Commerce Bancorp within expected time frames or at all;
•	the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, banking capital levels, allowance for loan losses, consumer, commercial or secured lending, securities and securities trading and hedging, bank operations, compliance, fair lending, employment, executive compensation, insurance, cybersecurity, vendor management and information technology) with which we and our subsidiaries must comply or believe we should comply or which may otherwise impact us;
•	the costs and effects of additional legal and regulatory requirements to which we may become subject in the event our total assets exceed $10 billion;
•	changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;
•	the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments or expected credit losses or delinquencies;
•	inflation, changes in market interest rates, securities market and monetary fluctuations;
•	changes in government-established interest rates or monetary policies;
•	changes in the amount, availability and cost of deposit insurance or other types of insurance coverage;
•	disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access and/or communications facilities;
•	cyber incidents or theft or loss of Company or customer data or funds;
•	political uncertainty or instability;
•	acts of war or terrorism, or natural disasters, such as earthquakes, drought, or the effects of pandemic diseases;
•	the timely development and acceptance of new banking products and services and the perceived overall value of these products and services by our customers and potential customers;
•	the Company’s relationships with and reliance upon vendors with respect to the operation of certain of the Company’s key internal and external systems and applications;
•	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;
•	technological changes and the expanding use of technology in banking and financial services (including the adoption of mobile banking and funds transfer applications);
•	our ability to retain and increase market share, retain and grow customers and control expenses;

•	changes in the competitive environment among financial and bank holding companies, banks and other financial service and technology providers;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions or on the Company’s customers;
•	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;
•	the effect of changes in accounting policies and practices, as may be adopted from time-to-time by our regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters;
•	changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our workforce, management team and/or our board of directors;
•	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including securities, bank operations, consumer or employee class action litigation),
•	the possibility that any settlement of any putative class action lawsuits may not be approved by the relevant court or that significant numbers of putative class members may opt out of any settlement;
•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO;
•	our success at managing the risks involved in the foregoing items; and
•	all other factors set forth in the Company’s public reports including its Annual Report on Form 10-K for the year ended December 31, 2016, and particularly the discussion of risk factors within that document.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$137,196	$119,445
Interest-earning balances due from Federal Reserve	6,594	2,188

Total cash and cash equivalents	143,790	121,633

Interest-earning balances due from depository institutions	20,521	47,848
Investment securities available-for-sale, at fair value (with amortized cost of $2,155,330 at September 30, 2017, and $2,255,874 at December 31, 2016)	2,175,648	2,270,466
Investment securities held-to-maturity (with fair value of $842,050 at September 30, 2017, and $897,374 at December 31, 2016)	848,382	911,676

Total investment securities	3,024,030	3,182,142

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	4,746,424	4,395,064
Allowance for loan losses	(60,631)	(61,540)

Net loans and lease finance receivables	4,685,793	4,333,524

Premises and equipment, net	46,654	42,086
Bank owned life insurance (BOLI)	145,970	134,785
Accrued interest receivable	21,518	22,259
Intangibles	7,177	5,010
Goodwill	116,564	89,533
Other real estate owned (OREO)	4,527	4,527
Income taxes	48,145	45,429
Asset held-for-sale	-	3,411
Other assets	21,635	23,832

Total assets	$8,304,012	$8,073,707

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$3,908,809	$3,673,541
Interest-bearing	2,699,287	2,636,139

Total deposits	6,608,096	6,309,680
Customer repurchase agreements	455,069	603,028
Other borrowings	63,000	53,000
Deferred compensation	18,024	12,361
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	1,625	23,777
Other liabilities	55,960	55,225

Total liabilities	7,227,548	7,082,845

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 110,157,384 at September 30, 2017, and 108,251,981 at December 31, 2016	572,685	531,192
Retained earnings	491,935	449,499
Accumulated other comprehensive income, net of tax	11,844	10,171

Total stockholders’ equity	1,076,464	990,862

Total liabilities and stockholders’ equity	$8,304,012	$8,073,707

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans and leases, including fees	$55,998	$47,754	$158,253	$143,781
Investment securities:
Investment securities available-for-sale	12,240	11,425	37,887	36,242
Investment securities held-to-maturity	5,184	4,787	16,014	14,878

Total investment income	17,424	16,212	53,901	51,120

Dividends from FHLB stock	318	403	1,070	1,210
Interest-earning deposits with other institutions and federal funds sold	130	802	683	1,575

Total interest income	73,870	65,171	213,907	197,686

Interest expense:
Deposits	1,555	1,525	4,547	4,544
Borrowings and customer repurchase agreements	402	349	1,213	1,117
Junior subordinated debentures	174	136	492	392

Total interest expense	2,131	2,010	6,252	6,053

Net interest income before recapture of provision for loan losses	71,739	63,161	207,655	191,633
Recapture of provision for loan losses	(1,500)	(2,000)	(7,000)	(2,000)

Net interest income after recapture of provision for loan losses	73,239	65,161	214,655	193,633

Noninterest income:
Service charges on deposit accounts	4,085	3,817	11,794	11,386
Trust and investment services	2,523	2,328	7,432	7,039
Bankcard services	927	827	2,563	2,166
BOLI income	692	706	2,904	2,005
Gain on sale of loans	-	-	-	1,101
Other	1,811	1,505	4,843	3,443

Total noninterest income	10,038	9,183	29,536	27,140

Noninterest expense:
Salaries and employee benefits	21,835	20,403	65,116	63,004
Occupancy and equipment	4,400	4,102	12,638	11,940
Professional services	1,091	1,404	4,191	3,727
Software licenses and maintenance	1,510	1,358	4,698	4,077
Marketing and promotion	1,055	1,199	3,484	3,818
Acquisition related expenses	250	353	2,176	1,557
Other	4,565	4,187	13,393	13,685

Total noninterest expense	34,706	33,006	105,696	101,808

Earnings before income taxes	48,571	41,338	138,495	118,965

Income taxes	18,888	15,890	51,935	44,612

Net earnings	$29,683	$25,448	$86,560	$74,353

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$1,221	$(3,709)	$3,287	$31,054
Less: Reclassification adjustment for net (gain) loss on securities included in net income	-	(548)	(402)	(548)

Other comprehensive income (loss), before tax	1,221	(4,257)	2,885	30,506
Less: Income tax (expense) benefit related to items of other comprehensive income	(513)	1,788	(1,212)	(12,812)

Other comprehensive income (loss), net of tax	708	(2,469)	1,673	17,694

Comprehensive income	$30,391	$22,979	$88,233	$92,047

Basic earnings per common share	$0.27	$0.23	$0.79	$0.69
Diluted earnings per common share	$0.27	$0.23	$0.79	$0.69
Cash dividends declared per common share	$0.14	$0.12	$0.40	$0.36

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2017 and 2016

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income	Total
Balance, January 1, 2016	106,385	$502,571	$399,919	$20,909	$923,399
Repurchase of common stock	(66)	(496)	-	-	(496)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	274	3,174	-	-	3,174
Tax benefit from exercise of stock options	-	236	-	-	236
Shares issued pursuant to stock-based compensation plan	110	2,154	-	-	2,154
Cash dividends declared on common stock ($0.36 per share)	-	-	(38,853)	-	(38,853)
Net earnings	-	-	74,353	-	74,353
Other comprehensive income	-	-	-	17,694	17,694

Balance, September 30, 2016	108,097	$529,281	$435,419	$38,603	$1,003,303

Balance, January 1, 2017	108,252	$531,192	$449,499	$10,171	$990,862
Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(45)	(997)	-	-	(997)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	270	2,537	-	-	2,537
Shares issued pursuant to stock-based compensation plan	46	2,200	-	-	2,200
Cash dividends declared on common stock ($0.40 per share)	-	-	(44,058)	-	(44,058)
Net earnings	-	-	86,560	-	86,560
Other comprehensive income	-	-	-	1,673	1,673

Balance, September 30, 2017	110,157	$572,685	$491,935	$11,844	$1,076,464

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Interest and dividends received	$223,172	$208,995
Service charges and other fees received	26,769	23,185
Interest paid	(6,279)	(6,089)
Net cash paid to vendors, employees and others	(82,411)	(95,870)
Income taxes	(53,278)	(31,495)
Payments to FDIC, loss share agreement	(498)	(510)

Net cash provided by operating activities	107,475	98,216

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	1,952	1,423
Net change in interest-earning balances from depository institutions	27,806	11,849
Proceeds from sale of investment securities held-for-sale	5,403	1,957
Proceeds from repayment of investment securities available-for-sale	320,599	325,912
Proceeds from maturity of investment securities available-for-sale	20,937	81,209
Purchases of investment securities available-for-sale	(280,365)	(208,563)
Proceeds from repayment and maturity of investment securities held-to-maturity	96,447	231,355
Purchases of investment securities held-to-maturity	(36,166)	(261,457)
Net increase in loan and lease finance receivables	(29,713)	(109,046)
Proceeds from sale of loans	-	6,417
Proceeds from sale of asset held-for-sale	4,012	-
Purchase of premises and equipment	(3,129)	(2,343)
Proceeds from sales of other real estate owned	-	1,846
Cash used in sale of branch, net	-	(8,217)
Cash acquired from acquisition, net of cash paid	28,325	(7,504)

Net cash provided by investing activities	156,108	64,838

Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(23,896)	508,916
Net decrease in time deposits	(39,485)	(319,877)
Repayment of FHLB advances	-	(5,000)
Net increase (decrease) in other borrowings	10,000	(46,000)
Net decrease in customer repurchase agreements	(147,959)	(112,293)
Cash dividends on common stock	(41,626)	(38,652)
Repurchase of common stock	(997)	(496)
Proceeds from exercise of stock options	2,537	3,174
Tax benefit related to exercise of stock options	-	236

Net cash used in financing activities	(241,426)	(9,992)

Net increase in cash and cash equivalents	22,157	153,062

Cash and cash equivalents, beginning of period	121,633	106,097

Cash and cash equivalents, end of period	$143,790	$259,159

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$86,560	$74,353

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	-	(1,101)
Gain on sale of branch	-	(272)
Gain on sale of investment securities	(402)	(548)
Gain on sale of other real estate owned	-	(30)
Increase in bank owned life insurance	(1,763)	(3,117)
Net amortization of premiums and discounts on investment securities	13,585	15,422
Accretion of PCI discount	(756)	(2,112)
Recapture of provision for loan losses	(7,000)	(2,000)
Valuation adjustment on other real estate owned	-	337
Payments to FDIC, loss share agreement	(498)	(510)
Stock-based compensation	2,200	2,154
Depreciation and amortization, net	(433)	3,128
Change in other assets and liabilities	15,982	12,512

Total adjustments	20,915	23,863

Net cash provided by operating activities	$107,475	$98,216

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$1,625	$43,111
Issuance of common stock for acquisition	$37,637	$21,642

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 51 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Adoption of New Accounting Standard— In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this standard during the first quarter of 2017. The primary impact of the adoption of the standard on the Company’s condensed consolidated financial statements was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which reduced income tax expense by approximately $1.5 million for the nine months ended September 30, 2017. We also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period. The remaining provisions of this accounting standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements— In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This update to the ASC requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, which deferred the effective date for us of ASU No. 2014-09 to January 1, 2018. The Company intends to adopt the accounting standard during the first quarter of 2018, as required. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are excluded from the scope of the new standard.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 changes the recognition and presentation requirements of hedge accounting and makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this ASU better align an entity’s financial reporting and risk management activities for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as qualifying hedging relationships, and therefore, does not utilize hedge accounting. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

4.	BUSINESS COMBINATIONS

Valley Commerce Bancorp Acquisition

On March 10, 2017, the Company completed the acquisition of VCBP, the holding company for VBB, headquartered in the Central Valley area of California. The Company acquired all of the assets and assumed all of the liabilities of VCBP for $23.2 million in cash and $37.6 million in stock. As a result, VBB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further strengthen its presence in the Central Valley area of California. At close, VBB had four branches located in Visalia, Tulare, Fresno, and Woodlake. The systems integration of VCBP and CBB was completed in May 2017. Three of these center locations were consolidated into nearby CBB locations in the third quarter of 2017. The Company has entered into an agreement to sell the Woodlake branch, which is expected to close in the fourth quarter of 2017.

Goodwill of $27.0 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The total fair value of assets acquired approximated $405.9 million, which included $28.3 million in cash and cash equivalents net of cash paid, $2.0 million in FHLB stock, $309.7 million in loans and lease finance receivables, $5.3 million in fixed assets, $9.4 million in Bank-Owned Life Insurance (“BOLI”), $3.2 million in core deposit intangible assets acquired and $21.0 million in other assets. The total fair value of liabilities assumed was $368.3 million, which included $361.8 million in deposits, and $6.5 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of March 10, 2017. The assets acquired and liabilities assumed have been accounted for under the acquisition method accounting. The purchase price allocation was finalized in the third quarter of 2017.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the three and nine months ended September 30, 2017, the Company incurred non-recurring merger related expenses associated with the VCBP acquisition of $250,000 and $2.2 million, respectively.

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

The total fair value of assets acquired approximated $252.4 million, which included $54.8 million in cash and balances due from depository institutions net of cash paid, $1.5 million in FHLB stock, $168.0 million in loans and lease finance receivables, $8.6 million in fixed assets, $3.9 million in core deposit intangible assets acquired and $289,000 in other assets. The total fair value of liabilities assumed was $230.8 million, which included $224.2 million in deposits, $5.0 million in FHLB advances and $1.6 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of February 29, 2016. The assets acquired and liabilities assumed have been accounted for under the acquisition method accounting. The purchase price allocation was finalized in the fourth quarter of 2016.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the three and nine months ended September 30, 2016, the Company incurred non-recurring merger related expenses associated with the CCB acquisition of $145,000 and $1.3 million, respectively.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are traded in markets where similar assets are actively traded. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,799,972	$22,164	$(4,102)	$1,818,034	83.57%
CMO/REMIC - residential	291,984	2,665	(867)	293,782	13.50%
Municipal bonds	62,657	726	(268)	63,115	2.90%
Other securities	717	-	-	717	0.03%

Total available-for-sale securities	$2,155,330	$25,555	$(5,237)	$2,175,648	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$164,886	$1,532	$(1,489)	$164,929	19.44%
Residential mortgage-backed securities	178,246	880	(61)	179,065	21.01%
CMO	229,885	-	(6,865)	223,020	27.09%
Municipal bonds	275,365	2,800	(3,129)	275,036	32.46%

Total held-to-maturity securities	$848,382	$5,212	$(11,544)	$842,050	100.00%

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,750	$2	$-	$2,752	0.12%
Residential mortgage-backed securities	1,822,168	18,812	(6,232)	1,834,748	80.81%
CMO/REMIC - residential	345,313	3,361	(1,485)	347,189	15.29%
Municipal bonds	80,137	889	(955)	80,071	3.53%
Other securities	5,506	200	-	5,706	0.25%

Total available-for-sale securities	$2,255,874	$23,264	$(8,672)	$2,270,466	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$182,648	$362	$(1,972)	$181,038	20.03%
Residential mortgage-backed securities	193,699	-	(1,892)	191,807	21.25%
CMO	244,419	-	(6,808)	237,611	26.81%
Municipal bonds	290,910	776	(4,768)	286,918	31.91%

Total held-to-maturity securities	$911,676	$1,138	$(15,440)	$897,374	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$11,767	$10,546	$36,113	$32,754
Tax-advantaged	473	879	1,774	3,488

Total interest income from available-for-sale securities	12,240	11,425	37,887	36,242

Investment securities held-to-maturity:
Taxable	3,111	2,349	9,591	7,184
Tax-advantaged	2,073	2,438	6,423	7,694

Total interest income from held-to-maturity securities	5,184	4,787	16,014	14,878

Total interest income from investment securities	$17,424	$16,212	$53,901	$51,120

Approximately 89% of the total investment securities portfolio at September 30, 2017 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2017 and December 31, 2016.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”).

	September 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$352,129	$(4,102)	$-	$-	$352,129	$(4,102)
CMO/REMIC - residential	42,017	(463)	33,454	(404)	75,471	(867)
Municipal bonds	15,008	(267)	5,996	(1)	21,004	(268)

Total available-for-sale securities	$409,154	$(4,832)	$39,450	$(405)	$448,604	$(5,237)

Investment securities held-to-maturity:
Government agency/GSE	$39,929	$(1,305)	$5,411	$(184)	$45,340	$(1,489)
Residential mortgage-backed securities	62,677	(61)	-	-	62,677	(61)
CMO	173,752	(5,200)	49,268	(1,665)	223,020	(6,865)
Municipal bonds	66,912	(1,676)	32,921	(1,453)	99,833	(3,129)

Total held-to-maturity securities	$343,270	$(8,242)	$87,600	$(3,302)	$430,870	$(11,544)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$583,143	$(6,232)	$-	$-	$583,143	$(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

At September 30, 2017 and December 31, 2016, investment securities having a carrying value of approximately $1.88 billion and $2.19 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2017, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	September 30, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$18,711	$18,895	$885	$887
Due after one year through five years	1,985,884	2,005,750	251,948	249,473
Due after five years through ten years	116,933	116,800	237,282	235,069
Due after ten years	33,802	34,203	358,267	356,621

Total investment securities	$2,155,330	$2,175,648	$848,382	$842,050

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2017.

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

At September 30, 2017, the remaining discount associated with the PCI loans approximated $758,000. The loss sharing agreement for commercial loans expired October 16, 2014 and will expire for single-family residential loans on October 16, 2019.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$1,002	$2,309
SBA	1,410	327
Real estate:
Commercial real estate	33,799	67,594
Construction	-	-
SFR mortgage	166	178
Dairy & livestock and agribusiness	335	1,216
Municipal lease finance receivables	-	-
Consumer and other loans	594	1,469

Gross PCI loans	37,306	73,093
Less: Purchase accounting discount	(758)	(1,508)

Gross PCI loans, net of discount	36,548	71,585
Less: Allowance for PCI loan losses	(431)	(1,219)

Net PCI loans	$36,117	$70,366

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Pass	$32,309	$59,409
Special mention	147	1,162
Substandard	4,850	12,522
Doubtful & loss	-	-

Total gross PCI loans	$37,306	$73,093

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$528,659	$485,078
SBA	124,091	97,184
Real estate:
Commercial real estate	3,332,517	2,930,141
Construction	74,148	85,879
SFR mortgage	244,662	250,605
Dairy & livestock and agribusiness	270,482	338,631
Municipal lease finance receivables	71,352	64,639
Consumer and other loans	70,415	78,274

Gross loans, excluding PCI loans	4,716,326	4,330,431
Less: Deferred loan fees, net	(6,450)	(6,952)

Gross loans, excluding PCI loans, net of deferred loan fees	4,709,876	4,323,479
Less: Allowance for loan losses	(60,200)	(60,321)

Net loans, excluding PCI loans	4,649,676	4,263,158

PCI Loans	37,306	73,093
Discount on PCI loans	(758)	(1,508)
Less: Allowance for loan losses	(431)	(1,219)

PCI loans, net	36,117	70,366

Total loans and lease finance receivables	$4,685,793	$4,333,524

As of September 30, 2017, 77.42% of the total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 70.66% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of September 30, 2017, $180.2 million, or 5.41% of the total commercial real estate loans included loans secured by farmland, compared to $180.6 million, or 6.16%, at December 31, 2016. The loans secured by farmland included $102.0 million for loans secured by dairy & livestock land and $78.2 million for loans secured by agricultural land at September 30, 2017, compared to $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016. As of September 30, 2017, dairy & livestock and agribusiness loans of $270.5 million were comprised of $235.2 million for dairy & livestock loans and $35.3 million for agribusiness loans, compared to $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans at December 31, 2016.

At September 30, 2017, the Company held approximately $2.16 billion of total fixed rate loans, including PCI loans.

At September 30, 2017 and December 31, 2016, loans totaling $3.61 billion and $3.11 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of September 30, 2017 and December 31, 2016.

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

Loss — Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this asset with insignificant value even though partial recovery may be affected in the future.

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$485,025	$30,675	$12,959	$-	$528,659
SBA	113,423	4,504	6,164	-	124,091
Real estate:
Commercial real estate
Owner occupied	960,523	88,507	21,327	-	1,070,357
Non-owner occupied	2,238,827	16,363	6,970	-	2,262,160
Construction
Speculative	51,596	2,966	-	-	54,562
Non-speculative	19,586	-	-	-	19,586
SFR mortgage	236,027	4,560	4,075	-	244,662
Dairy & livestock and agribusiness	206,720	46,614	17,148	-	270,482
Municipal lease finance receivables	70,723	629	-	-	71,352
Consumer and other loans	67,362	1,457	1,594	2	70,415

Total gross loans, excluding PCI loans	$4,449,812	$196,275	$70,237	$2	$4,716,326

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$449,658	$21,610	$13,809	$1	$485,078
SBA	80,138	10,553	6,482	11	97,184
Real estate:
Commercial real estate
Owner occupied	842,992	87,781	19,046	-	949,819
Non-owner occupied	1,941,203	23,534	15,585	-	1,980,322
Construction
Speculative	48,841	-	-	-	48,841
Non-speculative	37,038	-	-	-	37,038
SFR mortgage	243,374	4,930	2,301	-	250,605
Dairy & livestock and agribusiness	187,819	114,106	36,706	-	338,631
Municipal lease finance receivables	60,102	4,537	-	-	64,639
Consumer and other loans	74,328	2,123	1,819	4	78,274

Total gross loans, excluding PCI loans	$3,965,493	$269,174	$95,748	$16	$4,330,431

Allowance for Loan Losses (“ALLL”)

The Bank’s Audit and Director Loan Committees provide Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies of the 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at September 30, 2017 and December 31, 2016. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended September 30, 2017

	Ending Balance June 30, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2017
	(Dollars in thousands)
Commercial and industrial	$8,060	$(138)	$12	$129	$8,063
SBA	913	-	5	(54)	864
Real estate:
Commercial real estate	39,927	-	-	943	40,870
Construction	1,059	-	2,055	(2,181)	933
SFR mortgage	2,369	-	-	(49)	2,320
Dairy & livestock and agribusiness	5,440	-	-	(66)	5,374
Municipal lease finance receivables	852	-	-	54	906
Consumer and other loans	922	(9)	5	(48)	870
PCI loans	659	-	-	(228)	431

Total allowance for loan losses	$60,201	$(147)	$2,077	$(1,500)	$60,631

	For the Three Months Ended September 30, 2016

	Ending Balance June 30, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2016
	(Dollars in thousands)
Commercial and industrial	$9,387	$-	$49	$30	$9,466
SBA	1,177	-	6	(179)	1,004
Real estate:
Commercial real estate	39,919	-	156	(1,267)	38,808
Construction	1,228	-	1,731	(1,851)	1,108
SFR mortgage	2,501	-	-	70	2,571
Dairy & livestock and agribusiness	4,882	-	-	1,089	5,971
Municipal lease finance receivables	1,115	-	-	(82)	1,033
Consumer and other loans	419	(7)	128	(100)	440
PCI loans	310	-	-	290	600

Total allowance for loan losses	$60,938	$(7)	$2,070	$(2,000)	$61,001

	For the Nine Months Ended September 30, 2017
	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2017
	(Dollars in thousands)
Commercial and industrial	$8,154	$(138)	$106	$(59)	$8,063
SBA	871	-	47	(54)	864
Real estate:
Commercial real estate	37,443	-	154	3,273	40,870
Construction	1,096	-	5,774	(5,937)	933
SFR mortgage	2,287	-	64	(31)	2,320
Dairy & livestock and agribusiness	8,541	-	19	(3,186)	5,374
Municipal lease finance receivables	941	-	-	(35)	906
Consumer and other loans	988	(11)	76	(183)	870
PCI loans	1,219	-	-	(788)	431

Total allowance for loan losses	$61,540	$(149)	$6,240	$(7,000)	$60,631

	For the Nine Months Ended September 30, 2016
	Ending Balance December 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(85)	$253	$710	$9,466
SBA	993	-	9	2	1,004
Real estate:
Commercial real estate	36,995	-	791	1,022	38,808
Construction	2,389	-	2,615	(3,896)	1,108
SFR mortgage	2,103	(102)	-	570	2,571
Dairy & livestock and agribusiness	6,029	-	206	(264)	5,971
Municipal lease finance receivables	1,153	-	-	(120)	1,033
Consumer and other loans	906	(8)	166	(624)	440
PCI loans	-	-	-	600	600

Total allowance for loan losses	$59,156	$(195)	$4,040	$(2,000)	$61,001

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. The Company’s ALLL methodology for the first nine months of 2017 excludes the impact of the recent VCBP acquisition from certain of the Bank’s qualitative factors that are otherwise designed to capture incremental risk in the legacy loan portfolio. The VBB acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	September 30, 2017
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$745	$527,914	$-	$2	$8,061	$-
SBA	2,273	121,818	-	3	861	-
Real estate:
Commercial real estate	8,168	3,324,349	-	-	40,870	-
Construction	-	74,148	-	-	933	-
SFR mortgage	4,550	240,112	-	-	2,320	-
Dairy & livestock and agribusiness	829	269,653	-	-	5,374	-
Municipal lease finance receivables	-	71,352	-	-	906	-
Consumer and other loans	743	69,672	-	83	787	-
PCI loans	-	-	36,548	-	-	431

Total	$17,308	$4,699,018	$36,548	$88	$60,112	$431

	September 30, 2016
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$1,349	$493,134	$-	$493	$8,973	$-
SBA	3,867	100,176	-	33	971	-
Real estate:
Commercial real estate	15,806	2,895,959	-	-	38,808	-
Construction	7,651	83,059	-	4	1,104	-
SFR mortgage	5,502	235,988	-	6	2,565	-
Dairy & livestock and agribusiness	659	238,583	-	-	5,971	-
Municipal lease finance receivables	-	68,309	-	-	1,033	-
Consumer and other loans	850	78,814	-	12	428	-
PCI loans	-	-	73,035	-	-	600

Total	$35,684	$4,194,022	$73,035	$548	$59,853	$600

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

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$45	$-	$45	$313	$528,301	$528,659
SBA	-	-	-	1,611	122,480	124,091
Real estate:
Commercial real estate
Owner occupied	220	-	220	4,184	1,065,953	1,070,357
Non-owner occupied	-	-	-	2,544	2,259,616	2,262,160
Construction
Speculative (2)	-	-	-	-	54,562	54,562
Non-speculative	-	-	-	-	19,586	19,586
SFR mortgage	-	-	-	1,349	243,313	244,662
Dairy & livestock and agribusiness	-	-	-	829	269,653	270,482
Municipal lease finance receivables	-	-	-	-	71,352	71,352
Consumer and other loans	6	-	6	743	69,666	70,415

Total gross loans, excluding PCI Loans	$271	$-	$271	$11,573	$4,704,482	$4,716,326

(1)    As of September 30, 2017, $4.5 million of nonaccruing loans were current, $1.4 million were 30-59 days past due, $423,000 were 60-89 days past due and $5.3 million were 90+ days past due.

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

Impaired Loans

At September 30, 2017, the Company had impaired loans, excluding PCI loans, of $17.3 million and included $4.5 million of loans acquired from VBB in the first quarter of 2017. Impaired loans included $6.7 million of nonaccrual commercial real estate loans, $1.6 million of nonaccrual Small Business Administration (“SBA”) loans, $1.3 million of nonaccrual single-family residential (“SFR”) mortgage loans, $829,000 of nonaccrual dairy & livestock and agribusiness loans, $743,000 of nonaccrual consumer and other loans, and $313,000 of nonaccrual commercial and industrial loans. These impaired loans included $10.0 million of loans whose terms were modified in a troubled debt restructuring, of which $4.3 million were classified as nonaccrual. The remaining balance of $5.7 million consisted of 21 loans performing according to the restructured terms. The impaired loans had a specific allowance of $88,000 at September 30, 2017. At December 31, 2016, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $26.4 million with a related allowance of $141,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Nine Months Ended September 30, 2017

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$726	$1,256	$-	$870	$15
SBA	2,270	2,573	-	2,489	38
Real estate:
Commercial real estate
Owner occupied	4,313	4,625	-	4,361	42
Non-owner occupied	3,855	5,155	-	4,010	72
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,550	5,345	-	4,620	109
Dairy & livestock and agribusiness	829	1,091	-	1,035	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	356	571	-	381	-

Total	16,899	20,616	-	17,766	277

With a related allowance recorded
Commercial and industrial	19	20	2	42	1
SBA	3	20	3	7	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	387	394	83	390	-

Total	409	434	88	439	1

Total impaired loans	$17,308	$21,050	$88	$18,205	$278

	As of and For the Nine Months Ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$786	$1,687	$-	$858	$20
SBA	3,665	4,452	-	3,770	38
Real estate:
Commercial real estate
Owner occupied	2,773	3,786	-	3,039	63
Non-owner occupied	13,033	15,764	-	13,386	130
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,239	6,118	-	5,370	93
Dairy & livestock and agribusiness	659	722	-	695	24
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	838	1,409	-	896	11

Total	26,993	33,938	-	28,014	379

With a related allowance recorded
Commercial and industrial	563	625	493	671	8
SBA	202	217	33	209	10
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	4	7,651	291
Non-speculative	-	-	-	-	-
SFR mortgage	263	263	6	273	4
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	12	12	12	12	-

Total	8,691	8,768	548	8,816	313

Total impaired loans	$35,684	$42,706	$548	$36,830	$692

	As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$730	$1,646	$-
SBA	3,386	4,189	-
Real estate:
Commercial real estate
Owner occupied	1,797	2,276	-
Non-owner occupied	13,331	15,842	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,174	6,075	-
Dairy & livestock and agribusiness	747	747	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	853	1,423	-

Total	26,018	32,198	-

With a related allowance recorded
Commercial and industrial	171	171	114
SBA	196	212	27
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	-	-	-

Total	367	383	141

Total impaired loans	$26,385	$32,581	$141

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of September 30, 2017, December 31, 2016 and September 30, 2016 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three and nine months ended September 30, 2017, and 2016. As of September 30, 2017 and December 31, 2016, the balance in this reserve was $6.7 million and was included in other liabilities.

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

As of September 30, 2017, there were $10.0 million of loans classified as a TDR, of which $4.3 million were nonperforming and $5.7 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2017, performing TDRs were comprised of three commercial real estate loans of $1.4 million, 11 SFR mortgage loans of $3.2 million, two SBA loans of $662,000, and five commercial and industrial loans of $432,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $5,000 and $141,000 of specific allowance to TDRs as of September 30, 2017 and December 31, 2016, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$16,574	$20,292	$19,233	$42,687
New modifications	-	759	3,143	1,877
Payoffs/payments, net and other	(10,839)	(2,584)	(13,826)	(26,097)
TDRs returned to accrual status	-	8,551	329	8,551
TDRs placed on nonaccrual status	-	-	(3,144)	-

Ending balance	$5,735	$27,018	$5,735	$27,018

Nonperforming TDRs:
Beginning balance	$4,391	$12,029	$1,626	$12,622
New modifications	-	20	2,066	102
Charge-offs	-	-	-	(38)
Payoffs/payments, net and other	(81)	(465)	(2,197)	(1,102)
TDRs returned to accrual status	-	(8,551)	(329)	(8,551)
TDRs placed on nonaccrual status	-	-	3,144	-

Ending balance	$4,310	$3,033	$4,310	$3,033

Total TDRs	$10,045	$30,051	$10,045	$30,051

There were no loans that were modified as TDRs during the three months ended September 30, 2017.

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Three Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2016	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	20	20	14	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	759	759	759	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$779	$779	$773	$-

For the Nine Months Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	3,143	3,143	3,143	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	1,984	1,984	78	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	82	82	76	-

Total loans	3	$5,209	$5,209	$3,297	$-

	For the Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2016	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	112	112	184	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	214	214	202	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	759	759	759	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	24	24	22	-

Total loans	5	$1,109	$1,109	$1,167	$28

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of September 30, 2017, there was one commercial real estate loan with an outstanding balance of $3.1 million and one dairy & livestock and agribusiness loan with an outstanding balance of $78,000 that was modified as a TDR within the previous 12 months that subsequently defaulted during the nine months ended September 30, 2017.

8.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2017, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 15,000 and 10,000, respectively. For the three and nine months ended September 30, 2016, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 299,000 and 281,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$29,683	$25,448	$86,560	$74,353
Less: Net earnings allocated to restricted stock	107	98	325	305

Net earnings allocated to common shareholders	$29,576	$25,350	$86,235	$74,048

Weighted average shares outstanding	109,754	108,984	109,280	107,144
Basic earnings per common share	$0.27	$0.23	$0.79	$0.69

Diluted earnings per common share:
Net income allocated to common shareholders	$29,576	$25,350	$86,235	$74,048

Weighted average shares outstanding	109,754	108,984	109,280	107,144
Incremental shares from assumed exercise of outstanding options	365	386	392	403

Diluted weighted average shares outstanding	110,119	109,370	109,672	107,547
Diluted earnings per common share	$0.27	$0.23	$0.79	$0.69

9.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2017. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2017 and 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$-	$-	$-	$-
Residential mortgage-backed securities	1,818,034	-	1,818,034	-
CMO/REMIC - residential	293,782	-	293,782	-
Municipal bonds	63,115	-	63,115	-
Other securities	717	-	717	-

Total investment securities - AFS	2,175,648	-	2,175,648	-
Interest rate swaps	4,819	-	4,819	-

Total assets	$2,180,467	$-	$2,180,467	$-

Description of liability
Interest rate swaps	$4,819	$-	$4,819	$-

Total liabilities	$4,819	$-	$4,819	$-

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$2,752	$-	$2,752	$-
Residential mortgage-backed securities	1,834,748	-	1,834,748	-
CMO/REMIC - residential	347,189	-	347,189	-
Municipal bonds	80,071	-	80,071	-
Other securities	5,706	-	5,706	-

Total investment securities - AFS	2,270,466	-	2,270,466	-
Interest rate swaps	5,783	-	5,783	-

Total assets	$2,276,249	$-	$2,276,249	$-

Description of liability
Interest rate swaps	$5,783	$-	$5,783	$-

Total liabilities	$5,783	$-	$5,783	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at September 30, 2017 and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2017
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	386	-	-	386	83
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$386	$-	$-	$386	$83

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2016
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$65	$-	$-	$65	$8
SBA	196	-	-	196	27
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Asset held-for-sale	3,411			3,411	2,558

Total assets	$3,672	$-	$-	$3,672	$2,593

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2017 and December 31, 2016, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2017
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$143,790	$143,790	$-	$-	$143,790
Interest-earning balances due from depository institutions	20,521	-	20,567	-	20,567
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,175,648	-	2,175,648	-	2,175,648
Investment securities held-to-maturity	848,382	-	842,050	-	842,050
Total loans, net of allowance for loan losses	4,685,793	-	-	4,619,896	4,619,896
Swaps	4,819	-	4,819	-	4,819
Liabilities
Deposits:
Noninterest-bearing	$3,908,809	$3,908,809	$-	$-	$3,908,809
Interest-bearing	2,699,287	-	2,697,349	-	2,697,349
Borrowings	518,069	-	517,827	-	517,827
Junior subordinated debentures	25,774	-	-	18,260	18,260
Swaps	4,819	-	4,819	-	4,819

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$119,445	$119,445	$-	$-	$119,445
Interest-earning balances due from depository institutions	2,188	-	2,188	-	2,188
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,270,466	-	2,270,466	-	2,270,466
Investment securities held-to-maturity	911,676	-	897,374	-	897,374
Total loans, net of allowance for loan losses	4,333,524	-	-	4,306,225	4,306,225
Swaps	5,783	-	5,783	-	5,783
Liabilities
Deposits:
Noninterest-bearing	$3,673,541	$3,673,541	$-	$-	$3,673,541
Interest-bearing	2,636,139	-	2,634,443	-	2,634,443
Borrowings	656,028	-	655,820	-	655,820
Junior subordinated debentures	25,774	-	-	18,463	18,463
Swaps	5,783	-	5,783	-	5,783

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. The Bank has 51 Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating departments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these two segments in deciding how to allocate resources and to assess performance. Our two principal reporting segments, Centers and Dairy & Livestock and Agribusiness, are aggregated into separate operating segments as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. In 2016, Dairy & Livestock and Agribusiness was reflected as our second reportable segment. All other operating departments have been aggregated and included in “Other” for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type in 2016. Prior period information has been conformed to the current presentation. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the ”Other” category.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended September 30, 2017
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$50,539	$2,728	$18,472	$71,739
(Recapture of) provision for loan losses	772	(66)	(2,206)	(1,500)

Net interest income after (recapture of) provision for loan losses	49,767	2,794	20,678	73,239

Noninterest income	5,764	84	4,190	10,038
Noninterest expense	12,963	479	21,264	34,706

Segment pre-tax profit	$42,568	$2,399	$3,604	$48,571

Goodwill	$116,564	$-	$-	$116,564

Segment assets as of September 30, 2017	$7,166,356	$377,670	$759,986	$8,304,012

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Three Months Ended September 30, 2016
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$45,499	$2,008	$15,654	$63,161
(Recapture of) provision for loan losses	(1,164)	1,089	(1,925)	(2,000)

Net interest income after (recapture of) provision for loan losses	46,663	919	17,579	65,161

Noninterest income	5,182	73	3,928	9,183
Noninterest expense	12,423	474	20,109	33,006

Segment pre-tax profit	$39,422	$518	$1,398	$41,338

Goodwill	$88,174	$-	$-	$88,174

Segment assets as of September 30, 2016	$6,945,214	$376,862	$722,917	$8,044,993

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Nine Months Ended September 30, 2017
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$144,879	$7,241	$55,535	$207,655
(Recapture of) provision for loan losses	2,158	(3,186)	(5,972)	(7,000)

Net interest income after (recapture of) provision for loan losses	142,721	10,427	61,507	214,655

Noninterest income	16,274	188	13,074	29,536
Noninterest expense	38,607	1,484	65,605	105,696

Segment pre-tax profit	$120,388	$9,131	$8,976	$138,495

Goodwill	$116,564	$-	$-	$116,564

Segment assets as of September 30, 2017	$7,166,356	$377,670	$759,986	$8,304,012

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Nine Months Ended September 30, 2016
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$132,316	$5,927	$53,390	$191,633
(Recapture of) provision for loan losses	2,251	(264)	(3,987)	(2,000)

Net interest income after (recapture of) provision for loan losses	130,065	6,191	57,377	193,633

Noninterest income	15,335	180	11,625	27,140
Noninterest expense	37,924	1,452	62,432	101,808

Segment pre-tax profit	$107,476	$4,919	$6,570	$118,965

Goodwill	$88,174	$-	$-	$88,174

Segment assets as of September 30, 2016	$6,945,214	$376,862	$722,917	$8,044,993

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2017, the Bank has entered into 77 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2017 and December 31, 2016, the total notional amount of the Company’s swaps was $199.9 million, and $202.7 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	September 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$4,819	Other liabilities	$4,819

Total derivatives		$4,819		$4,819

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$5,783	Other liabilities	$5,783

Total derivatives		$5,783		$5,783

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
		(Dollars in thousands)
Interest rate swaps	Other income	$198	$136	$592	$521

Total		$198	$136	$592	$521

12.	OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended September 30,
	2017			2016
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax

	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$2,083	$875	$1,208	$(4,006)	$(1,683)	$(2,323)
Amortization of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity	(862)	(362)	(500)	297	125	172
Net realized gain reclassified into earnings (1)	-	-	-	(548)	(230)	(318)

Net change	$1,221	$513	$708	$(4,257)	$(1,788)	$(2,469)

	For the Nine Months Ended September 30,
	2017			2016
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax

	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$6,128	$2,574	$3,554	$31,617	$13,279	$18,338
Amortization of unrealized gain on securities transferred from available-for-sale to held-to-maturity	(2,841)	(1,193)	(1,648)	(563)	(237)	(326)
Net realized gain reclassified into earnings (1)	(402)	(169)	(233)	(548)	(230)	(318)

Net change	$2,885	$1,212	$1,673	$30,506	$12,812	$17,694

(1) Included in other noninterest income.

13.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Condensed	Gross Amounts offset in the Condensed	Net Amounts of Assets Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged
	(Dollars in thousands)
September 30, 2017
Financial assets:
Derivatives not designated as hedging instruments	$4,819	$-	$-	$4,819	$-	$4,819

Total	$4,819	$-	$-	$4,819	$-	$4,819

Financial liabilities:
Derivatives not designated as hedging instruments	$5,709	$(890)	$4,819	$890	$(12,778)	$(7,069)
Repurchase agreements	455,069	-	455,069	-	(510,351)	(55,282)

Total	$460,778	$(890)	$459,888	$890	$(523,129)	$(62,351)

December 31, 2016
Financial assets:
Derivatives not designated as hedging instruments	$5,783	$-	$-	$5,783	$-	$5,783

Total	$5,783	$-	$-	$5,783	$-	$5,783

Financial liabilities:
Derivatives not designated as hedging instruments	$6,855	$(1,072)	$5,783	$1,072	$(12,800)	$(5,945)
Repurchase agreements	603,028	-	603,028	-	(683,413)	(80,385)

Total	$609,883	$(1,072)	$608,811	$1,072	$(696,213)	$(86,330)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

For the third quarter of 2017, we reported net earnings of $29.7 million, compared with $28.4 million for the second quarter of 2017 and $25.4 million for the third quarter of 2016. This represented an increase of $1.3 million over the prior quarter and an increase of $4.2 million from the third quarter of 2016. Diluted earnings per share were $0.27 for the third quarter, compared to $0.26 for the prior quarter and $0.23 for the same period last year.

At September 30, 2017, total assets of $8.30 billion increased $230.3 million, or 2.85%, from total assets of $8.07 billion at December 31, 2016. Interest-earning assets of $7.82 billion at September 30, 2017 increased $170.3 million, or 2.23%, when compared with $7.64 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $351.4 million increase in total loans. This was partially offset by a $158.1 million decrease in investment securities.

Total investment securities were $3.02 billion at September 30, 2017, a decrease of $158.1 million, or 4.97%, from $3.18 billion at December 31, 2016. At September 30, 2017, investment securities held-to-maturity (“HTM”) totaled $848.4 million. At September 30, 2017, investment securities available-for-sale (“AFS”) totaled $2.18 billion, inclusive of a pre-tax unrealized gain of $20.3 million. HTM securities declined by $63.3 million, or 6.94%, and AFS securities declined by $94.8 million, or 4.18%, from December 31, 2016.

Total loans and leases, net of deferred fees and discounts, were $4.75 billion at September 30, 2017, compared to $4.40 billion at December 31, 2016 and $4.30 billion at September 30, 2016. Total loans increased $351.4 million, or 7.99%, from December 31, 2016 and included $309.7 million of loans acquired from Valley Business Bank (“VBB”) in the first quarter of 2017.   Excluding the acquired VBB loans, dairy & livestock and agribusiness loans decreased by $83.1 million, primarily due to seasonal pay-downs.   Excluding the acquired VBB loans and the decrease in dairy & livestock and agribusiness loans, loans increased by $124.8 million, or 2.84% overall, for the first nine months of 2017. Total loans and leases, net of deferred fees and discounts, of $4.75 billion at September 30, 2017 increased by $451.3 million, or 10.51%, from September 30, 2016. Excluding the acquired VBB loans, overall loan growth year-over-year was approximately $141.6 million, or 3.30%.

Noninterest-bearing deposits were $3.91 billion at September 30, 2017, an increase of $235.3 million, or 6.40%, when compared to December 31, 2016 and an increase of $251.2 million, or 6.87%, compared to $3.66 billion at September 30, 2016. The increase in noninterest-bearing deposits at September 30, 2017 included $172.5 million of noninterest-bearing deposits assumed from VBB during the first quarter of 2017. At September 30, 2017, noninterest-bearing deposits were 59.15% of total deposits, compared to 58.22% at December 31, 2016 and 57.86% at September 30, 2016. Our average cost of total deposits was 0.09% for the quarter ended September 30, 2017, unchanged from the same period last year.

Customer repurchase agreements totaled $455.1 million at September 30, 2017, compared to $603.0 million and $578.0 million at December 31, 2016 and September 30, 2016, respectively. Our average cost of total deposits including customer repurchase agreements was 0.10% for the quarters ended September 30, 2017 and 2016.

At September 30, 2017, there were $63.0 million in short-term borrowings, compared to $53.0 million at December 31, 2016 and zero at September 30, 2016. At September 30, 2017, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2016 and June 30, 2016. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $60.6 million at September 30, 2017, compared to $60.2 million at June 30, 2017, $61.5 million at December 31, 2016, and $61.0 million at September 30, 2016. The allowance for loan losses was increased by net recoveries on loans of $1.9 million for the third quarter of 2017 and was reduced by a $1.5 million loan loss provision recapture for the third quarter of 2017. The allowance for loan losses was 1.28%, 1.28%, 1.28%, 1.40%, and 1.42% of total loans and leases outstanding, at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, respectively. The ratio as of the most recent three quarters was impacted by the $309.7 million loans acquired from Valley Business Bank that are recorded at fair market value, without a corresponding loan loss allowance.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of September 30, 2017, the Company’s Tier 1 leverage capital ratio totaled 11.81%, our common equity Tier 1 ratio totaled 16.62%, our Tier 1 risk-based capital ratio totaled 17.06%, and our total risk-based capital ratio totaled 18.25%. Refer to our Analysis of Financial Condition – Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisition

On March 10, 2017, we completed the acquisition of Valley Commerce Bancorp (“VCBP”), the holding company for VBB. Our financial statements for the first nine months of 2017 include 204 days of VBB operations, post-merger. At close, Citizens Business Bank acquired $309.7 million of loans and assumed $361.8 million of total deposits, including $172.5 million of noninterest-bearing deposits.

At close, VBB had four branches located in Visalia, Tulare, Fresno, and Woodlake. The consolidation of three of these branches occurred in the third quarter of 2017. The sale of the Woodlake branch is expected to occur in the fourth quarter of 2017.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		Variance
	September 30,	June 30,
	2017	2017	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$71,739	$70,483	$1,256	1.78%
Recapture of provision for loan losses	1,500	1,000	500	50.00%
Noninterest income	10,038	10,776	(738)	-6.85%
Noninterest expense	34,706	36,873	(2,167)	-5.88%
Income taxes	18,888	17,013	1,875	11.02%

Net earnings	$29,683	$28,373	$1,310	4.62%

Earnings per common share:
Basic	$0.27	$0.26	$0.01
Diluted	$0.27	$0.26	$0.01
Return on average assets	1.41%	1.35%	0.06%
Return on average shareholders’ equity	10.93%	10.73%	0.20%
Efficiency ratio	42.44%	45.38%	-2.94%
Noninterest expense to average assets	1.65%	1.76%	-0.11%

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$71,739	$63,161	$8,578	13.58%	$207,655	$191,633	$16,022	8.36%
Recapture of provision for loan losses	1,500	2,000	(500)	-25.00%	7,000	2,000	5,000	250.00%
Noninterest income	10,038	9,183	855	9.31%	29,536	27,140	2,396	8.83%
Noninterest expense	34,706	33,006	1,700	5.15%	105,696	101,808	3,888	3.82%
Income taxes	18,888	15,890	2,998	18.87%	51,935	44,612	7,323	16.41%

Net earnings	$29,683	$25,448	$4,235	16.64%	$86,560	$74,353	$12,207	16.42%

Earnings per common share:
Basic	$0.27	$0.23	$0.04		$0.79	$0.69	$0.10
Diluted	$0.27	$0.23	$0.04		$0.79	$0.69	$0.10
Return on average assets	1.41%	1.23%	0.18%		1.40%	1.24%	0.16%
Return on average shareholders’ equity	10.93%	10.05%	0.88%		11.01%	10.14%	0.87%
Efficiency ratio	42.44%	45.62%	-3.18%		44.56%	46.54%	-1.98%
Noninterest expense to average assets	1.65%	1.59%	0.06%		1.70%	1.70%	0.00%

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

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,124,093	$11,767	2.22%	$2,128,181	$10,546	2.03%
Tax-advantaged	64,839	473	4.39%	111,259	879	4.69%
Held-to-maturity securities:
Taxable	578,450	3,111	2.15%	452,897	2,349	2.07%
Tax-advantaged	277,920	2,073	4.04%	294,916	2,438	4.46%
Investment in FHLB stock	17,688	318	7.03%	17,688	403	8.92%
Interest-earning deposits with other institutions	44,758	130	1.16%	562,754	802	0.57%
Loans (2)	4,710,900	55,998	4.72%	4,248,225	47,754	4.46%

Total interest-earning assets	7,818,648	73,870	3.81%	7,815,920	65,171	3.40%
Total noninterest-earning assets	520,728			440,634

Total assets	$8,339,376			$8,256,554

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,352,971	1,261	0.21%	$2,260,687	1,139	0.20%
Time deposits	398,810	294	0.29%	544,180	386	0.28%

Total interest-bearing deposits	2,751,781	1,555	0.22%	2,804,867	1,525	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	551,193	576	0.41%	608,313	485	0.32%

Interest-bearing liabilities	3,302,974	2,131	0.26%	3,413,180	2,010	0.23%

Noninterest-bearing deposits	3,891,381			3,715,018
Other liabilities	67,718			121,338
Stockholders’ equity	1,077,303			1,007,018

Total liabilities and stockholders’ equity	$8,339,376			$8,256,554

Net interest income		$71,739			$63,161

Net interest spread - tax equivalent			3.55%			3.17%
Net interest margin			3.65%			3.24%
Net interest margin - tax equivalent			3.70%			3.30%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.29% and 2.21% for the three months ended September 30, 2017 and 2016, respectively.
(2)	Includes loan fees of $885,000 and $917,000 for the three months ended September 30, 2017 and 2016, respectively. Prepayment penalty fees of $903,000 and $766,000 are included in interest income for the three months ended September 30, 2017 and 2016, respectively.
(3)	Includes interest-bearing demand and money market accounts.

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,161,151	$36,113	2.24%	$2,118,862	$32,754	2.08%
Tax-advantaged	71,528	1,774	4.84%	135,688	3,488	4.96%
Held-to-maturity securities:
Taxable	593,357	9,591	2.16%	466,591	7,184	2.05%
Tax-advantaged	279,947	6,423	4.14%	303,388	7,694	4.56%
Investment in FHLB stock	18,167	1,070	7.77%	17,935	1,210	8.86%
Interest-earning deposits with other institutions	90,125	683	1.01%	364,186	1,575	0.58%
Loans (2)	4,579,054	158,253	4.62%	4,155,717	143,781	4.61%

Total interest-earning assets	7,793,329	213,907	3.72%	7,562,367	197,686	3.57%
Total noninterest-earning assets	501,209			437,427

Total assets	$8,294,538			$7,999,794

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,345,105	3,684	0.21%	$2,159,344	3,207	0.20%
Time deposits	403,701	863	0.29%	650,087	1,337	0.27%

Total interest-bearing deposits	2,748,806	4,547	0.22%	2,809,431	4,544	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	595,415	1,705	0.38%	644,283	1,509	0.31%

Interest-bearing liabilities	3,344,221	6,252	0.25%	3,453,714	6,053	0.23%

Noninterest-bearing deposits	3,828,235			3,480,739
Other liabilities	70,923			85,739
Stockholders’ equity	1,051,159			979,602

Total liabilities and stockholders’ equity	$8,294,538			$7,999,794

Net interest income		$207,655			$191,633

Net interest spread - tax equivalent			3.47%			3.34%
Net interest margin			3.56%			3.39%
Net interest margin - tax equivalent			3.62%			3.46%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35%. Non TE rate was 2.32% and 2.27% for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Includes loan fees of $2.7 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively. Prepayment penalty fees of $2.0 million and $2.7 million are included in interest income for the nine months ended September 30, 2017 and 2016, respectively.
(3)	Includes interest-bearing demand and money market accounts.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended September 30, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(26)	$1,250	$(3)	$1,221
Tax-advantaged investment securities	(358)	(82)	34	(406)
Held-to-maturity securities:
Taxable investment securities	651	87	24	762
Tax-advantaged investment securities	(144)	(235)	14	(365)
Investment in FHLB stock	-	(85)	-	(85)
Interest-earning deposits with other institutions	(738)	832	(766)	(672)
Loans	5,202	2,743	299	8,244

Total interest income	4,587	4,510	(398)	8,699

Interest expense:
Savings deposits	46	73	3	122
Time deposits	(102)	14	(4)	(92)
FHLB advances, other borrowings, and customer repurchase agreements	(46)	151	(14)	91

Total interest expense	(102)	238	(15)	121

Net interest income	$4,689	$4,272	$(383)	$8,578

	Comparision of Nine Months Ended September 30, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$698	$2,609	$52	$3,359
Tax-advantaged investment securities	(1,643)	(136)	65	(1,714)
Held-to-maturity securities:
Taxable investment securities	1,951	358	98	2,407
Tax-advantaged investment securities	(603)	(724)	56	(1,271)
Investment in FHLB stock	16	(154)	(2)	(140)
Interest-earning deposits with other institutions	(1,185)	1,185	(892)	(892)
Loans	14,107	331	34	14,472

Total interest income	13,341	3,469	(589)	16,221

Interest expense:
Savings deposits	267	193	17	477
Time deposits	(510)	58	(22)	(474)
FHLB advances, other borrowings, and customer repurchase agreements	(110)	332	(26)	196

Total interest expense	(353)	583	(31)	199

Net interest income	$13,694	$2,886	$(558)	$16,022

Third Quarter of 2017 Compared to the Third Quarter of 2016

Net interest income, before recapture of provision for loan losses, of $71.7 million for the third quarter of 2017 increased $8.6 million, or 13.58%, compared to $63.2 million for the third quarter of 2016. Average interest-earning assets of $7.82 billion grew by $2.7 million, or 0.03%, from $7.82 billion for the third quarter of 2016. Our net interest margin (TE) was 3.70% for the third quarter of 2017, compared to 3.30% for the third quarter of 2016.

Interest income of $73.9 million for the third quarter of 2017 grew by $8.7 million, or 13.35%, when compared to the same period of 2016, as average interest-earning assets were higher by $2.7 million and the yield on interest-earning assets grew by 41 basis points. Excluding interest recaptured on nonaccrual loans, interest income grew by about $7.7 million, or 11.75%, year-over-year.

The increase in average interest-earning assets of $2.7 million includes an increase in average loans of $462.7 million, or 10.89%, and an increase in average investments of $58.0 million or 1.94%. Interest-earning assets at the Federal Reserve and other financial institutions declined on average by $518.0 million or 92.05%.

The increase in earning asset yield over the third quarter of 2016 resulted from a combination of a 26 basis point increase in loan yield, and the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets from 54.4% in the third quarter of 2016 to 60.3% in the third quarter of 2017. Conversely, interest-earning assets at the Federal Reserve and other financial institutions declined as a percentage of earning assets from 7.2% in the prior year to 0.6% in the third quarter of 2017. Also contributing to the increase in the yield on earning assets, was a four basis point increase in tax-equivalent yield on investments. Loan yield was positively impacted by nine basis points from interest recaptured on nonaccrual loans in the third quarter of 2017. Excluding the impact of interest recapture, the yield on interest earning assets increased by 35 basis points.

Interest income and fees on loans for the third quarter of 2017 totaled $56.0 million which represented an $8.2 million, or 17.26%, increase when compared to the third quarter of 2016. Average loans increased $462.7 million for the third quarter of 2017 when compared with the same period of 2016 and included approximately $309.0 million of acquired VBB loans. Excluding interest recaptured on nonaccrual loans, interest income and fees on loans increased by $7.2 million and the yield on loans increased by 17 basis points. Contributing to the increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 1% when compared to the third quarter of 2016. During the third quarter of 2017, there was one TDR loan that was previously on nonaccrual that paid in full, resulting in the recognition of $1.0 million of interest, elevating the yield on loans by nine basis points.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at September 30, 2017 and 2016. As of September 30, 2017 and 2016, we had $11.6 million and $8.7 million of nonaccrual loans (excluding PCI loans), respectively.

Interest income from total investments was $17.4 million for the third quarter of 2017, an increase of $1.2 million from the third quarter of 2016. Average investment securities increased by $58.0 million for the third quarter of 2017, compared to the same period of 2016. The non tax-equivalent yield on securities increased from 2.21% in the third quarter of 2016 to 2.29% for the third quarter of 2017, as yields on mortgage-backed securities increased due to slower premium amortization resulting from rising interest rates and corresponding declines in the velocity of prepayments on mortgages.

Interest expense of $2.1 million for the third quarter of 2017, increased $121,000, or 6.02%, when compared to the third quarter of 2016. The average rate paid on interest-bearing liabilities increased three basis points, to 0.26% for the third quarter of 2017, from 0.23% for the third quarter of 2016, due to higher rates of interest from overnight borrowings and subordinated debt. The rate on interest-bearing deposits did not change from the third quarter of 2016. Average interest-bearing liabilities were $110.2 million lower during the third quarter of 2017, compared to the third quarter of 2016. The decline in interest-bearing liabilities included a $145.4 million decline in average time deposits due to the Bank’s election to not renew time deposits issued to the State of California during the third and fourth quarters of 2016. Excluding the impact of the decline in time deposits, interest-bearing liabilities increased by $35.2 million.

Nine Months of 2017 Compared to the Nine Months of 2016

Net interest income, before recapture of provision for loan losses, was $207.7 million for the nine months ended September 30, 2017, an increase of $16.0 million, or 8.36%, compared to $191.6 million for the same period of 2016. Interest-earning assets grew on average by $231.0 million, or 3.05%, from $7.56 billion for the nine months ended September 30, 2016 to $7.79 billion for the current year. Our net interest margin (TE) was 3.62% during the first nine months of 2017, compared to 3.46% for the same period of 2016. Excluding interest recaptured on nonaccrual loans, the net interest margin (TE) was 18 basis points higher than the first nine months of 2016.

Interest income for the nine months ended September 30, 2017 was $213.9 million, which represented a $16.2 million, or 8.21%, increase when compared to the same period of 2016. Compared to the first nine months of 2016, average interest-earning assets increased by $231.0 million and the yield on interest-earning assets increased by 15 basis points. Excluding interest recaptured on nonaccrual loans, interest income grew by about $17.4 million, or 8.92%, year-over-year. When the impact of the recaptured interest is excluded, the yield on interest-earning assets increased from 3.52% for the nine months ended September 30, 2016 to 3.70% for the nine months ended September 30, 2017.

Interest income and fees on loans for the first nine months of 2017 totaled $158.3 million, which represented a $14.5 million, or 10.07%, increase when compared to the same period of 2016. Average loans increased $423.3 million for the first nine months of 2017 when compared with the same period of 2016, and included approximately $224.0 million of acquired VBB loans. The increase in the earning asset yield over the first nine months of 2016 of 15 basis points resulted from the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets growing from 55.0% to 58.8% for the first nine months of 2017.

During the first nine months of 2016, there were three TDR loans that were paid in full, resulting in a $2.6 million increase in interest income, or an eight basis point increase in the loan yield. This compares to $1.4 million of recaptured interest or a four basis point increase in loan yield for the same period of 2017, including one TDR loan that was previously on nonaccrual that paid in full, resulting in a $1.0 million increase in interest income. When the impact of the recaptured interest is excluded, the yield on loans increased from 4.53% for the nine months ended September 30, 2016 to 4.58% for the nine months ended September 30, 2017.

Interest income from investment securities was $53.9 million for the nine months ended September 30, 2017, a $2.8 million increase from $51.1 million for the first nine months of 2016. This increase was the result of an $81.5 million increase in the average investment securities for the first nine months of 2017, compared to the same period of 2016 and a five basis points increase in the non tax-equivalent yield on securities.

Interest expense of $6.3 million for the nine months ended September 30, 2017, increased by $199,000 from the same period of 2016. The average rate paid on interest-bearing liabilities increased two basis points, to 0.25% for the first nine months of 2017, from 0.23% for the same period of 2016. The increase was due to higher rates of interest from overnight borrowings and subordinated debt. The rate on interest-bearing deposits for the first nine months of 2017 did not change from the same period in 2016. Average interest-bearing liabilities were $109.5 million lower during the first nine months of 2017, compared to the same period of 2016. Excluding a $246.4 million decline in average time deposits, interest-bearing liabilities increased by $136.9 million.

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

The allowance for loan losses totaled $60.6 million at September 30, 2017, compared to $61.5 million at December 31, 2016. The allowance for loan losses was reduced by a $7.0 million loan loss provision recapture and was increased by net recoveries on loans of $6.1 million for the nine months ended September 30, 2017. This compares to a $2.0 million loan loss provision recapture and net recoveries of $3.8 million for the same period of 2016. We believe the allowance is appropriate at September 30, 2017. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of September 30, 2017 and December 31, 2016 was 1.28% and 1.40%, respectively. The ratio as of the most recent three quarters was impacted by the $309.7 million loans acquired from Valley Business Bank that are recorded at fair market value, without a corresponding loan loss allowance. Refer to the discussion of “Allowance for Loan Losses” in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $6.1 million for the nine months ended September 30, 2017, compared to $3.8 million for the same period of 2016. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for loan losses on the PCI loans in 2009. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion about the FDIC loss sharing asset/liability. For the nine months ended September 30, 2017 and 2016, there were zero in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,085	$3,817	$268	7.02%	$11,794	$11,386	$408	3.58%
Trust and investment services	2,523	2,328	195	8.38%	7,432	7,039	393	5.58%
Bankcard services	927	827	100	12.09%	2,563	2,166	397	18.33%
BOLI income	692	706	(14)	-1.98%	2,904	2,005	899	44.84%
Swap fee income	198	136	62	45.59%	592	521	71	13.63%
Gain on sale of investment securities, net	-	548	(548)	-100.00%	402	548	(146)	-26.64%
Gain on sale of loans	-	-	-	-	-	1,101	(1,101)	-100.00%
Gain on sale of asset held-for-sale	542	-	542	-	542	-	542	-
Other	1,071	821	250	30.45%	3,307	2,374	933	39.30%

Total noninterest income	$10,038	$9,183	$855	9.31%	$29,536	$27,140	$2,396	8.83%

Third Quarter of 2017 Compared to the Third Quarter of 2016

The $855,000 increase in noninterest income was primarily due to a $542,000 net gain on the sale of our former operations/technology center, which was classified as an asset held-for-sale at December 31, 2016, a $368,000 increase in service charges on deposit accounts and Bankcard services, and a $195,000 increase in trust and investment services income. These increases were offset by a $548,000 net gain on sale of securities in the third quarter of 2016.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2017, CitizensTrust had approximately $2.84 billion in assets under management and administration, including $2.13 billion in assets under management. CitizensTrust generated fees of $2.5 million for the third quarter of 2017, an increase of $195,000 compared to the third quarter of 2016.

The Bank’s investment in BOLI includes life insurance policies acquired through bank acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income of $692,000 for the third quarter of 2017 decreased $14,000, or 1.98%, from the third quarter of 2016.

Nine Months of 2017 Compared to the Nine Months of 2016

The $2.4 million increase in noninterest income for the nine months ended September 30, 2017, was the result of an $899,000 increase in BOLI income, including $775,000 in tax free income on the death benefit of a former director, $443,000 of recoveries on ASB loans that were charged off prior to the acquisition, an $805,000 increase in service charges on deposits and Bankcard services, a $542,000 net gain on the sale of our former operations/technology center, and a $393,000 increase in trust and wealth management fees. The first nine months of 2016 included a $1.1 million net gain on the sale of loans during the first quarter of 2016 and a $272,000 net gain on the sale of our Porterville branch in the second quarter of 2016.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,835	$20,403	$1,432	7.02%	$65,116	$63,004	$2,112	3.35%
Occupancy	3,514	3,187	327	10.26%	9,964	9,192	772	8.40%
Equipment	886	915	(29)	-3.17%	2,674	2,748	(74)	-2.69%
Professional services	1,091	1,404	(313)	-22.29%	4,191	3,727	464	12.45%
Software licenses and maintenance	1,510	1,358	152	11.19%	4,698	4,077	621	15.23%
Stationery and supplies	254	251	3	1.20%	917	866	51	5.89%
Telecommunications expense	581	532	49	9.21%	1,763	1,604	159	9.91%
Marketing and promotion	1,055	1,199	(144)	-12.01%	3,484	3,818	(334)	-8.75%
Amortization of intangible assets	343	292	51	17.47%	991	823	168	20.41%
Regulatory assessments	776	1,093	(317)	-29.00%	2,361	3,343	(982)	-29.37%
Insurance	446	417	29	6.95%	1,349	1,256	93	7.40%
Loan expense	234	212	22	10.38%	642	779	(137)	-17.59%
OREO expense	8	15	(7)	-46.67%	75	443	(368)	-83.07%
Directors’ expenses	251	174	77	44.25%	719	615	104	16.91%
Acquisition related expenses	250	353	(103)	-29.18%	2,176	1,557	619	39.76%
Other	1,672	1,201	471	39.22%	4,576	3,956	620	15.67%

Total noninterest expense	$34,706	$33,006	$1,700	5.15%	$105,696	$101,808	$3,888	3.82%

Noninterest expense to average assets	1.65%	1.59%			1.70%	1.70%
Efficiency ratio (1)	42.44%	45.62%			44.56%	46.54%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Third Quarter of 2017 Compared to the Third Quarter of 2016

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.65% for the third quarter of 2017, compared to 1.59% for the third quarter of 2016.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the third quarter of 2017, the efficiency ratio was 42.44%, compared to 45.62% for the third quarter of 2016.

The $1.7 million increase in noninterest expense for the third quarter of 2017 included expenses related to the acquisition of VBB and the build-out and relocation to our new operations/technology building. The $1.4 million, or 7.02%, increase in compensation and benefit expense includes additional staff from the acquisition of VBB. Offsetting these expense increases were lower regulatory assessments of $317,000 and $313,000 in reduced professional services expense. The year-over-year decrease in professional services was impacted by a $405,000 recovery of legal expense on a nonperforming loan in the third quarter of 2017.

Nine Months of 2017 Compared to the Nine Months of 2016

Noninterest expense of $105.7 million for the first nine months of 2017 was $3.9 million higher than the prior year period. The year-over-year increase included expenses related to the acquisition of VBB and the build-out and relocation to our new operations/ technology building. Acquisition related expenses were $2.2 million, up $619,000 from the prior year, which included expenses associated with the integration of VBB and the systems conversion that was completed in the second quarter of 2017. The $2.1 million, or 3.35%, increase in compensation and benefit expense includes additional staff from the acquisition of VBB. Occupancy and software licenses and maintenance increased $772,000 and $621,000, respectively. Increases in professional services included $326,000 in higher legal expenses. Offsetting these expense increases were lower regulatory assessments of $982,000 and $368,000 in reduced OREO expenses. As a percentage of average assets, noninterest expense was 1.70% for both the nine months ended September 30, 2017 and September 30, 2016.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 38.89% and 37.50%, respectively, compared to 38.44% and 37.50%, respectively, for the three and nine months ended September 30, 2016. The effective tax rate for 2017 was impacted by the tax effects related to the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits of approximately $1.5 million in our provision for income taxes, rather than as an adjustment of paid-in capital. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income and available tax credits. Our effective tax rate for the nine months ended September 30, 2017 was also impacted by $775,000 in tax free income on the death benefit of a former director included in our BOLI policies.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the three and nine months ended September 30, 2017 and 2016. These tables also provide additional segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
		(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income	$50,539	$45,499	$144,879	$132,316
(Recapture of) provision for loan losses	772	(1,164)	2,158	2,251
Noninterest income	5,764	5,182	16,274	15,335
Noninterest expense	12,963	12,423	38,607	37,924

Segment pre-tax profit	$42,568	$39,422	$120,388	$107,476

Balance Sheet
Average loans	$3,938,693	$3,457,939	$3,801,132	$3,341,301
Average interest-bearing deposits and customer repurchase agreements	$3,259,229	$3,245,407	$3,306,137	$3,190,330
Yield on loans (1)	4.59%	4.49%	4.54%	4.58%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.21%	0.23%	0.22%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the third quarter of 2017, the Centers’ segment pre-tax profit increased primarily due to a $5.0 million, or 11.08%, increase in net interest income when compared to the third quarter of 2016. Average loans increased $480.8 million and included approximately $309.0 million of acquired VBB loans. Loan yield increased by 10 basis points to 4.59% for the third quarter of 2017, compared to 4.49% for the third quarter of 2016. Contributing to the increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 1% when compared to the third quarter of 2016. The third quarter of 2017 included a loan loss provision of $772,000, compared to a loan loss provision recapture of $1.2 million for the same period of 2016.

For the first nine months of 2017, the Centers’ segment pre-tax profit increased primarily due to a $15.1 million, or 10.67%, increase in interest income when compared with the same period of 2016. Average loans increased $459.8 million and included approximately $224.0 million of acquired VBB loans. This was offset by a four basis point drop in the loan yield when compared to the nine months ended September 30, 2016. The year-over-year increase in interest income was offset by a $2.5 million increase in interest expense for the first nine months of 2017 compared to 2016, principally due to a $115.8 million increase in average interest-bearing deposits and customer repurchase agreements and included about $134.5 million of VBB interest-bearing deposits. In addition, the first nine months of 2017 included a loan loss provision of $2.2 million, compared to $2.3 million for the same period of 2016.

Dairy &Livestock and Agribusiness

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
		(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income	$2,728	$2,008	$7,241	$5,927
(Recapture of) provision for loan losses	(66)	1,089	(3,186)	(264)
Noninterest income	84	73	188	180
Noninterest expense	479	474	1,484	1,452

Segment pre-tax profit	$2,399	$518	$9,131	$4,919

Balance Sheet
Average loans	$435,076	$418,726	$423,837	$422,291
Average interest-bearing deposits and customer repurchase agreements	$50,105	$23,733	$40,425	$23,680
Yield on loans (1)	4.06%	3.53%	3.88%	3.47%
Rate paid on interest-bearing deposits and customer repurchases	0.32%	0.15%	0.29%	0.15%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the third quarter of 2017, the dairy & livestock and agribusiness segment pre-tax profit increased by $1.9 million, primarily due to a $1.2 million decrease in the loan loss provision. Higher interest income of $743,000 resulted from a 53 basis point increase in the loan yield for the third quarter of 2017 compared to the same period of 2016, principally due to an increase in the Bank’s Prime rate.

Pre-tax profit increased $4.2 million, or 85.63%, for the nine months ended September 30, 2017 primarily due to a $2.9 million increase in the loan loss provision recapture and a $1.3 million increase in interest income for the first nine months of 2017, compared to the same period of 2016. Interest income increased principally due to a 41 basis point increase in loan yield when compared to the nine months ended September 30, 2016, as the Bank’s Prime rate increased over the comparative period.

Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
		(Dollars in thousands)
Key Measures:
Statement of Operations
Net interest income (1)	$18,472	$15,654	55,535	53,390
Recapture of provision for loan losses	(2,206)	(1,925)	(5,972)	(3,987)
Noninterest income	4,190	3,928	13,074	11,625
Noninterest expense	21,264	20,109	65,605	62,432

Segment pre-tax profit	$3,604	$1,398	$8,976	$6,570

Balance Sheet
Average investment securities	$3,045,302	$2,987,253	$3,105,983	$3,024,529
Average loans	$337,131	$371,561	$354,085	$392,124
Average interest-bearing deposits	$-	$142,114	$-	$233,156
Average borrowings	$50,108	$25,774	$43,027	$29,260
Yield on investment securities -TE	2.42%	2.38%	2.45%	2.46%
Non-tax equivalent yield on investment securities	2.29%	2.21%	2.32%	2.27%
Yield on loans	7.05%	5.36%	6.38%	6.24%
Average cost of borrowings	1.92%	2.07%	1.88%	1.83%

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

For the third quarter of 2017, pre-tax profit of the Company’s other operating departments, including treasury and administration, increased primarily due to a $1.9 million increase in interest income and a $961,000 decrease in interest expense when compared with the third quarter of 2016. During the third quarter of 2017, there was one TDR loan that was previously on nonaccrual that paid in full, resulting in the recognition of $1.0 million of interest. Loan loss provision recapture increased $281,000 for the third quarter of 2017, compared to the third quarter of 2016. The $1.2 million increase in noninterest expense for the third quarter of 2017 was primarily due to increases in salaries and employee benefits and occupancy costs.

For the first nine months of 2017, pre-tax profit increased by $2.4 million, including a $2.0 million increase in recapture of loan loss provision. Net interest income increased by $2.1 million as interest expense declined by $2.4 million as a result of not renewing the time deposits with the State of California. The $1.4 million increase in noninterest income for the nine months ended September 30, 2017, was the result of an $899,000 increase in BOLI income, including $775,000 in tax free income on the death benefit of a former director included in our BOLI policies, $443,000 of recoveries on ASB loans that were charged off prior to the acquisition, and a $542,000 net gain on the sale of our former operations/technology center. The first nine months of 2016 included a $1.1 million net gain on the sale of loans during the first quarter of 2016 and a $272,000 net gain on the sale of our Porterville branch in the second quarter of 2016. The $3.2 million increase in noninterest expense for the first nine months of 2017 was primarily due to increases in salaries and employee benefits, increased occupancy costs, higher levels of professional service expense, and increased acquisition related costs.

The decline in average interest-bearing deposits was entirely due to maturing time deposits from the State of California that were not renewed in the latter half of 2016.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.30 billion at September 30, 2017. This represented an increase of $230.3 million, or 2.85%, from total assets of $8.07 billion at December 31, 2016. Interest-earning assets of $7.82 billion at September 30, 2017 increased $170.3 million, or 2.23%, when compared with interest-earning assets of $7.64 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $351.4 million increase in total loans. This was partially offset by a $158.1 million decrease in investment securities. The increase in total assets at September 30, 2017 included $405.9 million of acquired assets, including $309.7 million of acquired loans, from VBB in the first quarter of 2017. Total liabilities were $7.23 billion at September 30, 2017, an increase of $144.7 million, or 2.04%, from total liabilities of $7.08 billion at December 31, 2016. The $298.4 million increase in deposits at September 30, 2017 included $361.8 million of total deposits assumed from VBB during the first quarter of 2017, of which $172.5 million were noninterest-bearing deposits. Total equity increased $85.6 million, or 8.64%, to $1.08 billion at September 30, 2017, compared to total equity of $990.9 million at December 31, 2016. The $85.6 million increase in equity was due to $86.6 million in net earnings, $37.6 million for the issuance of common stock for the acquisition of VCBP, $3.8 million for various stock-based compensation items, and a $1.7 million increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio. This was offset by $44.1 million for cash dividends declared for the nine months ended September 30, 2017.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2017, we reported total investment securities of $3.02 billion. This represented a decrease of $158.1 million, or 4.97%, from total investment securities of $3.18 billion at December 31, 2016. At September 30, 2017, investment securities HTM totaled $848.4 million. At September 30, 2017, our investment securities AFS totaled $2.18 billion, inclusive of a pre-tax unrealized gain of $20.3 million. The after-tax unrealized gain reported in AOCI on AFS investment securities was $11.8 million.

As of September 30, 2017, the Company had a pre-tax net unrealized holding gain on AFS investment securities of $20.3 million, compared to a pre-tax net unrealized holding gain of $14.6 million at December 31, 2016. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the nine months ended September 30, 2017 and 2016, repayments/maturities of investment securities totaled $438.0 million and $638.5 million, respectively. The Company purchased additional investment securities totaling $316.5 million and $470.0 million for the nine months ended September 30, 2017 and 2016, respectively. During the first nine months of 2017, we sold one investment security, realizing a gain of $402,000. This compares to two investment securities sold during the first nine months of 2016 with a recognized gain of $548,000.

The tables below set forth investment securities AFS and HTM for the periods presented.

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,799,972	$22,164	$(4,102)	$1,818,034	83.57%
CMO/REMIC - residential	291,984	2,665	(867)	293,782	13.50%
Municipal bonds	62,657	726	(268)	63,115	2.90%
Other securities	717	-	-	717	0.03%

Total available-for-sale securities	$2,155,330	$25,555	$(5,237)	$2,175,648	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$164,886	$1,532	$(1,489)	$164,929	19.44%
Residential mortgage-backed securities	178,246	880	(61)	179,065	21.01%
CMO	229,885	-	(6,865)	223,020	27.09%
Municipal bonds	275,365	2,800	(3,129)	275,036	32.46%

Total held-to-maturity securities	$848,382	$5,212	$(11,544)	$842,050	100.00%

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,750	$2	$-	$2,752	0.12%
Residential mortgage-backed securities	1,822,168	18,812	(6,232)	1,834,748	80.81%
CMO/REMIC - residential	345,313	3,361	(1,485)	347,189	15.29%
Municipal bonds	80,137	889	(955)	80,071	3.53%
Other securities	5,506	200	-	5,706	0.25%

Total available-for-sale securities	$2,255,874	$23,264	$(8,672)	$2,270,466	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$182,648	$362	$(1,972)	$181,038	20.03%
Residential mortgage-backed securities	193,699	-	(1,892)	191,807	21.25%
CMO	244,419	-	(6,808)	237,611	26.81%
Municipal bonds	290,910	776	(4,768)	286,918	31.91%

Total held-to-maturity securities	$911,676	$1,138	$(15,440)	$897,374	100.00%

The weighted-average yield (TE) on the total investment portfolio at September 30, 2017 was 2.46% with a weighted-average life of 4.1 years. This compares to a weighted-average yield of 2.38% at December 31, 2016 with a weighted-average life of 4.5 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the securities in the total investment portfolio, at September 30, 2017, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of September 30, 2017, approximately $104.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio are predominately AA or higher rated securities.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	September 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$352,129	$(4,102)	$-	$-	$352,129	$(4,102)
CMO/REMIC - residential	42,017	(463)	33,454	(404)	75,471	(867)
Municipal bonds	15,008	(267)	5,996	(1)	21,004	(268)

Total available-for-sale securities	$409,154	$(4,832)	$39,450	$(405)	$448,604	$(5,237)

Investment securities held-to-maturity:
Government agency/GSE	$39,929	$(1,305)	$5,411	$(184)	$45,340	$(1,489)
Residential mortgage-backed securities	62,677	(61)	-	-	62,677	(61)
CMO	173,752	(5,200)	49,268	(1,665)	223,020	(6,865)
Municipal bonds	66,912	(1,676)	32,921	(1,453)	99,833	(3,129)

Total held-to-maturity securities	$343,270	$(8,242)	$87,600	$(3,302)	$430,870	$(11,544)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$583,143	$(6,232)	$-	$-	$583,143	$(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

Loans

Total loans and leases, net of deferred fees and discounts, of $4.75 billion at September 30, 2017 increased by $351.4 million, or 7.99%, from December 31, 2016. The increase in total loans included $309.7 million of loans acquired from VBB in the first quarter of 2017. Excluding the acquired VBB loans, dairy & livestock and agribusiness loans decreased by $83.1 million, primarily due to seasonal pay-downs. Excluding the acquired VBB loans and the decrease in dairy & livestock and agribusiness loans, loans increased by $124.8 million, or 2.84% overall, for the first nine months of 2017.

Total loans and leases, net of deferred fees and discounts, of $4.75 billion at September 30, 2017 increased by $451.3 million, or 10.51%, from September 30, 2016. Excluding the $309.7 million of acquired VBB loans in the first quarter of 2017, overall loan growth was about $141.6 million, or 3.30%, year-over-year.

Distribution of Loan Portfolio by Type

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$528,659	$485,078
SBA	124,091	97,184
Real estate:
Commercial real estate	3,332,517	2,930,141
Construction	74,148	85,879
SFR mortgage	244,662	250,605
Dairy & livestock and agribusiness	270,482	338,631
Municipal lease finance receivables	71,352	64,639
Consumer and other loans	70,415	78,274

Gross loans, excluding PCI loans	4,716,326	4,330,431
Less: Deferred loan fees, net	(6,450)	(6,952)

Gross loans, excluding PCI loans, net of deferred loan fees	4,709,876	4,323,479
Less: Allowance for loan losses	(60,200)	(60,321)

Net loans, excluding PCI loans	4,649,676	4,263,158

PCI Loans	37,306	73,093
Discount on PCI loans	(758)	(1,508)
Less: Allowance for loan losses	(431)	(1,219)

PCI loans, net	36,117	70,366

Total loans and lease finance receivables	$4,685,793	$4,333,524

As of September 30, 2017, $180.2 million, or 5.41% of the total commercial real estate loans included loans secured by farmland, compared to $180.6 million, or 6.16%, at December 31, 2016. The loans secured by farmland included $102.0 million for loans secured by dairy & livestock land and $78.2 million for loans secured by agricultural land at September 30, 2017, compared to $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016. As of September 30, 2017, dairy & livestock and agribusiness loans of $270.5 million was comprised of $235.2 million for dairy & livestock loans and $35.3 million for agribusiness loans, compared to $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans at December 31, 2016.

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

As of September 30, 2017, the Company had $110.6 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2017, the Company had $14.9 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of September 30, 2017, the Company had $74.1 million in construction loans. This represents 1.56% of total gross loans held-for-investment. There were no PCI construction loans at September 30, 2017. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. At September 30, 2017, construction loans consisted of $44.7 million in SFR construction loans and $29.5 million in commercial construction loans. There were no nonperforming construction loans at September 30, 2017.

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

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type (PCI)

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$1,002	$2,309
SBA	1,410	327
Real estate:
Commercial real estate	33,799	67,594
Construction	-	-
SFR mortgage	166	178
Dairy & livestock and agribusiness	335	1,216
Municipal lease finance receivables	-	-
Consumer and other loans	594	1,469

Gross PCI loans	37,306	73,093
Less: Purchase accounting discount	(758)	(1,508)

Gross PCI loans, net of discount	36,548	71,585
Less: Allowance for PCI loan losses	(431)	(1,219)

Net PCI loans	$36,117	$70,366

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of September 30, 2017.

	September 30, 2017
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,639,686	34.8%	$1,146,854	34.4%
Central Valley	979,300	20.8%	677,483	20.3%
Inland Empire	730,827	15.5%	618,926	18.6%
Orange County	600,505	12.7%	361,266	10.8%
Central Coast	349,482	7.4%	281,533	8.5%
San Diego	112,220	2.4%	78,490	2.4%
Other California	114,980	2.4%	61,560	1.8%
Out of State	189,326	4.0%	106,405	3.2%

	$4,716,326	100.0%	$3,332,517	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of September 30, 2017.

	September 30, 2017
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$35,815	96.0%	$33,655	99.6%
Los Angeles County	1,372	3.7%	144	0.4%
Central Coast	119	0.3%	-	-

	$37,306	100.0%	$33,799	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans.

	September 30, 2017
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$214,053	6.0%	100.0%	$480
SFR mortgage - Mortgage pools	30,609	0.9%	100.0%	158

Total SFR mortgage	244,662	6.9%

Commercial real estate:
Multi-family	311,585	8.7%	-	1,304
Industrial	965,724	27.0%	39.5%	1,197
Office	600,016	16.8%	27.4%	1,274
Retail	533,718	14.9%	7.6%	1,491
Medical	253,228	7.1%	37.5%	1,994
Secured by farmland (2)	180,182	5.0%	100.0%	1,897
Other (3)	488,064	13.6%	42.7%	1,302

Total commercial real estate	3,332,517	93.1%

Total SFR mortgage and commercial real estate loans	$3,577,179	100.0%	36.8%	1,149

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $102.0 million for loans secured by dairy & livestock land and $78.2 million for loans secured by agricultural land at September 30, 2017.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

The SFR mortgage— Direct loans, excluding PCI loans, in the table above include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $12.1 million and $35.1 million under this program during the three and nine months ended September 30, 2017, respectively.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $30.6 million at September 30, 2017. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio.

	September 30, 2017
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$166	0.5%	100.0%	$166
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	166	0.5%
Commercial real estate:
Multi-family	591	1.7%	-	591
Industrial	7,977	23.5%	52.1%	443
Office	442	1.3%	100.0%	221
Retail	5,132	15.1%	33.4%	467
Medical	5,625	16.6%	100.0%	1,125
Secured by farmland	1,461	4.3%	100.0%	292
Other (2)	12,571	37.0%	61.6%	433

Total commercial real estate	33,799	99.5%

Total SFR mortgage and commercial real estate loans	$33,965	100.0%	62.7%	472

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, and gas stations, which represents approximately 75% of other loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$7,263	$5,526
Troubled debt restructured loans (nonperforming)	4,310	1,626
OREO, net	4,527	4,527

Total nonperforming assets	$16,100	$11,679

Troubled debt restructured performing loans	$5,735	$19,233

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.34%	0.27%
Percentage of nonperforming assets to total assets	0.19%	0.14%

At September 30, 2017, loans classified as impaired, excluding PCI loans, totaled $17.3 million, or 0.36% of total gross loans, compared to $26.4 million, or 0.60% of total loans at December 31, 2016. At September 30, 2017, nonperforming loans of $11.6 million included $4.5 million of loans acquired from VBB in the first quarter of 2017. At September 30, 2017, impaired loans which were restructured in a troubled debt restructure represented $10.0 million, of which $4.3 million were nonperforming and $5.7 million were performing.

Of the $17.3 million total impaired loans as of September 30, 2017, $14.0 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $3.3 million.

Troubled Debt Restructurings

Total TDRs were $10.0 million at September 30, 2017, compared to $20.9 million at December 31, 2016. At September 30, 2017, we had $4.3 million in nonperforming TDR loans and $5.7 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	September 30, 2017		December 31, 2016
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$432	5	$745	5
SBA	662	2	845	2
Real Estate:
Commercial real estate	1,440	3	13,445	6
Construction	-	-	-	-
SFR mortgage	3,201	11	2,967	10
Dairy & livestock and agribusiness	-	-	747	1
Consumer and other	-	-	484	2

Total performing TDRs	$5,735	21	$19,233	26

Nonperforming TDRs:
Commercial and industrial	$59	1	$156	3
SBA	289	2	312	2
Real Estate:
Commercial real estate	3,791	2	781	1
Construction	-	-	-	-
SFR mortgage	-	-	310	1
Dairy & livestock and agribusiness	78	1	-	-
Consumer and other	93	2	67	2

Total nonperforming TDRs	$4,310	8	$1,626	9

Total TDRs	$10,045	29	$20,859	35

At September 30, 2017 and December 31, 2016, $5,000 and $141,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the nine months ended September 30, 2017 and 2016 were zero and $38,000, respectively.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$313	$1,058	$506	$156	$543
SBA	1,611	1,651	1,089	2,737	3,013
Real estate:
Commercial real estate	6,728	6,950	5,623	1,683	2,396
Construction	-	-	384	-	-
SFR mortgage	1,349	963	983	2,207	2,244
Dairy & livestock and agribusiness	829	829	1,324	-	-
Consumer and other loans	743	771	438	369	470

Total	$11,573	$12,222	$10,347	$7,152	$8,666

% of Total gross loans	0.24%	0.26%	0.22%	0.16%	0.20%
Past due 30-89 days:
Commercial and industrial	$45	$-	$219	$-	$-
SBA	-	-	329	352	-
Real estate:
Commercial real estate	220	218	-	-	228
Construction	-	-	-	-	-
SFR mortgage	-	400	403	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	6	1	429	84	294

Total	$271	$619	$1,380	$436	$522

% of Total gross loans	0.01%	0.01%	0.03%	0.01%	0.01%
OREO:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	4,527	4,527	4,527	4,527	4,840

Total	$4,527	$4,527	$4,527	$4,527	$4,840

Total nonperforming, past due, and OREO	$16,371	$17,368	$16,254	$12,115	$14,028

% of Total gross loans	0.34%	0.37%	0.35%	0.28%	0.33%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $11.6 million at September 30, 2017, or 0.24% of total loans, and included $4.5 million of loans acquired from VBB in the first quarter of 2017. This compares to nonperforming loans of $12.2 million, or 0.26% of total loans, at June 30, 2017, $7.2 million, or 0.16% of total loans, at December 31, 2016, and $8.7 million, or 0.20% of total loans, at September 30, 2016. The $649,000 decrease in nonperforming loans quarter-over-quarter was primarily due to a $745,000 decrease in nonperforming commercial and industrial loans and a $222,000 decrease in commercial real estate loans. This was partially offset by a $386,000 increase in nonperforming SFR mortgage loans.

We had $4.5 million in OREO at both September 30, 2017 and December 31, 2016, compared to $4.8 million at September 30, 2016. As of September 30, 2017, we had one OREO property, compared with one OREO property at December 31, 2016 and two OREO properties at September 30, 2016. There were no additions or sales of OREO for the nine months ended September 30, 2017.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2017, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of September 30, 2017 and December 31, 2016.

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

The allowance for loan losses totaled $60.6 million as of September 30, 2017, compared to $61.5 million as of December 31, 2016. The allowance for loan losses was reduced by a $7.0 million loan loss provision recapture and was increased by net recoveries on loans of $6.1 million for the nine months ended September 30, 2017. This compares to a $2.0 million loan loss provision recapture and net recoveries of $3.8 million for the same period of 2016.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented. The table below also includes information on loans, excluding PCI loans, for all periods presented.

	As of and For the Nine Months Ended September 30
	2017	2016
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$61,540	$59,156
Charge-offs:
Commercial and industrial	(138)	(85)
SBA	-	-
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	(102)
Dairy & livestock and agribusiness	-	-
Consumer and other loans	(11)	(8)

Total charge-offs	(149)	(195)

Recoveries:
Commercial and industrial	106	253
SBA	47	9
Commercial real estate	154	791
Construction	5,774	2,615
SFR mortgage	64	-
Dairy & livestock and agribusiness	19	206
Consumer and other loans	76	166

Total recoveries	6,240	4,040

Net recoveries	6,091	3,845
Recapture of provision for loan losses	(7,000)	(2,000)

Allowance for loan losses at end of period	$60,631	$61,001

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,706	$7,156
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$6,706	$7,156

Reserve for unfunded loan commitments to total unfunded loan
commitments	0.66%	0.79%

Amount of total loans at end of period (1)	$4,746,424	$4,295,167
Average total loans outstanding (1)	$4,579,054	$4,155,717

Net recoveries to average total loans	0.13%	0.09%
Net recoveries to total loans at end of period	0.13%	0.09%
Allowance for loan losses to average total loans	1.32%	1.47%
Allowance for loan losses to total loans at end of period	1.28%	1.42%
Net recoveries to allowance for loan losses	10.05%	6.30%
Net recoveries to recapture of provision for loan losses	87.01%	192.25%

(1) Includes PCI loans and is net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $88,000 (0.15%), $141,000 (0.23%) and $548,000 (0.90%) of the total allowance as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

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

During the third quarter of 2017, the Bank reviewed its existing allowance methodology as part of its annual review of the components of the model. This review is to ensure that the model performs consistently and produces results that are supported and appropriate in addressing known and inherent risks in the loan portfolio. As part of this annual review, the Company evaluated its (i) loan segmentation, (ii) look-back period, (iii) loss emergence periods, (iv) historical loss rates, and (v) qualitative factors and their underlying structure. Based on this review, certain changes were made to key components, including a recalculation of the loss emergence periods and adjustments to certain qualitative factors. Adjustments made to qualitative factors reflect changes in certain economic and credit metrics to provide more relevant indicators of economic risk and credit performance. The net effect of this annual model update was not material to the overall results of the allowance. In addition, the Company performed its normal quarterly updates to the allowance model including historical loss rate calculations, which continue to result in modest reductions due to continued recoveries of prior loan losses. The metrics that impact the qualitative components of the allowance had nominal changes.

The Bank determined that an ALLL balance requirement of $60.6 million compared with $60.2 million at June 30, 2017 was appropriate, as a result of the increased effect on allowance balance requirements from loan growth during the current quarter. The increased requirement was net of lower HLRs of various loan segments within the portfolio, and improving loan risk ratings of certain lines of credit centered principally in the dairy and livestock portfolio.

While we believe that the allowance at September 30, 2017 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.61 billion at September 30, 2017. This represented an increase of $298.4 million, or 4.73%, over total deposits of $6.31 billion at December 31, 2016. The increase in total deposits at September 30, 2017 included $361.8 million of total deposits assumed from VBB during the first quarter of 2017, of which $172.5 million were noninterest-bearing deposits. The composition of deposits is summarized for the periods presented in the table below.

	September 30, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$3,908,809	59.15%	$3,673,541	58.22%
Interest-bearing deposits
Investment checking	415,503	6.29%	407,058	6.45%
Money market	1,502,057	22.73%	1,504,021	23.84%
Savings	384,630	5.82%	342,236	5.42%
Time deposits	397,097	6.01%	382,824	6.07%

Total deposits	$6,608,096	100.00%	$6,309,680	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.91 billion at September 30, 2017, representing an increase of $235.3 million, or 6.40%, from noninterest-bearing deposits of $3.67 billion at December 31, 2016. Noninterest-bearing deposits represented 59.15% of total deposits for September 30, 2017, compared to 58.22% of total deposits for December 31, 2016.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.30 billion at September 30, 2017, representing an increase of $48.9 million, or 2.17%, from savings deposits of $2.25 billion at December 31, 2016. The increase was due to approximately $135.5 million of savings deposits assumed from VBB during the first quarter of 2017.

Time deposits totaled $397.1 million at September 30, 2017, representing an increase of $14.3 million, or 3.73%, from total time deposits of $382.8 million for December 31, 2016. The increase was due to approximately $53.8 million of time deposits assumed from VBB during the first quarter of 2017.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 7.33% for the third quarter of 2017, compared to 8.20% for the same quarter of 2016.

At September 30, 2017, borrowed funds (customer repurchase agreements and other borrowings) totaled $518.1 million. This represented a decrease of $137.9 million, or 21.03%, from total borrowed funds of $656.0 million at December 31, 2016. This decrease was primarily due a decline in customer repurchase agreements.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2017 and December 31, 2016, total customer repurchases were $455.1 million and $603.0 million, respectively, with a weighted average interest rate of 0.27% and 0.26%, respectively.

At September 30, 2017, we had $63.0 million in short-term borrowings, an increase of $10.0 million, or 18.87%, from $53.0 million at December 31, 2016.

At September 30, 2017, $3.61 billion of loans and $1.88 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of September 30, 2017.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$6,608,096	$6,577,053	$16,791	$5,939	$8,313
Customer repurchase agreements (1)	455,069	455,069	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	18,024	1,616	1,795	1,292	13,321
Operating leases	11,416	4,668	4,681	1,838	229
Affordable housing investment	3,345	2,773	476	35	61
Advertising agreements	1,261	1,261	-	-	-

Total	$7,122,985	$7,042,440	$23,743	$9,104	$47,698

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At September 30, 2017 we had $63.0 million in short-term borrowings at a cost of 1.10%, compared to $53.0 million at a cost of 0.55% at December 31, 2016.

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

Operating leases represent the total minimum lease payments due under non-cancelable operating leases.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at September 30, 2017.

‘		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$461,751	$336,715	$98,519	$13,146	$13,371
SBA	1,761	1,352	-	4	405
Real estate:
Commercial real estate	151,473	24,672	60,612	52,747	13,442
Construction	101,063	77,438	22,988	-	637
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	177,006	89,036	87,970	-	-
Consumer and other loans	78,998	11,831	13,163	6,588	47,416
Total commitment to extend credit	972,052	541,044	283,252	72,485	75,271
Obligations under letters of credit	38,577	22,559	16,018	-	-

Total	$1,010,629	$563,603	$299,270	$72,485	$75,271

(1)	Total commitments to extend credit to agribusiness were $11.0 million at September 30, 2017.

As of September 30, 2017, we had commitments to extend credit of approximately $972.1 million, and obligations under letters of credit of $38.6 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $6.7 million as of September 30, 2017 and December 31, 2016 included in other liabilities.

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

The Company’s total equity was $1.08 billion at September 30, 2017. This represented an increase of $85.6 million, or 8.64%, from total equity of $990.9 million at December 31, 2016. The increase for the first nine months of 2017 resulted from $86.6 million in net earnings, $37.6 million for the issuance of common stock for the acquisition of VCBP, and $3.8 million for various stock based compensation items related to shares issued pursuant to our stock-based compensation plan, and a $1.7 million increase in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio. This was offset by $44.1 million for cash dividends declared on common stock for the nine months ended September 30, 2017.

During the third quarter of 2017, the Board of Directors of CVB declared quarterly cash dividends totaling $0.14 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of the Company’s outstanding shares. During 2016, the Company repurchased 81,800 shares of our common stock outstanding under this program. As of September 30, 2017, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Common Equity Tier 1 (“CET1”) capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2017, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see Item 1. Business — Capital Adequacy Requirements as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

At September 30, 2017, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			September 30, 2017		December 31, 2016
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.81%	11.69%	11.49%	11.36%
Common equity Tier I capital ratio	4.50%	6.50%	16.62%	16.89%	16.48%	16.76%
Tier 1 risk-based capital ratio	6.00%	8.00%	17.06%	16.89%	16.94%	16.76%
Total risk-based capital ratio	8.00%	10.00%	18.25%	18.07%	18.19%	18.01%

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

	Equity	Tier 1	Total	Leverage
	Tier 1 Ratio	Capital Ratio	Capital Ratio	Ratio
Regulatory minimum ratio	4.5%	6.0%	8.0%	4.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%	-
Regulatory minimum ratio plus capital conservation buffer	7.0%	8.5%	10.5%	4.0%

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

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual customer funding needs, as well as current and planned business activities. Management has an Asset/Liability Committee that meets at least quarterly. This committee analyzes the cash flows from loans, investments, deposits and borrowings. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets monthly to review the Company’s balance sheet and liquidity position. This committee provides oversight to the balance sheet and liquidity management process and recommends policy guidelines for the approval of our Board of Directors, and courses of action to address our actual and projected liquidity needs.

Our primary sources and uses of funds for the Company are loans and deposits. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.61 billion at September 30, 2017 increased $298.4 million, or 4.73%, over total deposits of $6.31 billion at December 31, 2016.

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

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2017 and 2016. For further details see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Nine Months Ended September 30, 2017
	2017	2016
	(Dollars in thousands)
Average cash and cash equivalents	$188,848	$408,963
Percentage of total average assets	2.28%	5.11%

Net cash provided by operating activities	$107,475	$98,216
Net cash provided by investing activities	156,108	64,838
Net cash used in financing activities	(241,426)	(9,992)

Net increase in cash and cash equivalents	$22,157	$153,062

Average cash and cash equivalents decreased by $220.1 million, or 53.82%, to $188.8 million for the nine months ended September 30, 2017, compared to $409.0 million for the same period of 2016.

At September 30, 2017, cash and cash equivalents totaled $143.8 million. This represented a decrease of $115.4 million, or 44.52%, from $259.2 million at September 30, 2016.

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

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2017.

	Estimated Net Interest Income Sensitivity (1)
	September 30, 2017		December 31, 2016
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	12-month Period	24-month Period (Cumulative)

+ 200 basis points	-1.15%	1.16%	-1.18%	1.16%
- 100 basis points	-2.59%	-5.37%	-2.05%	-4.19%

(1)	Percentage change from base.

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

We also perform valuation analysis which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. At September 30, 2017, the EVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. EVE sensitivity is reported in both upward and downward rate shocks.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	September 30, 2017	December 31, 2016
100 bp decrease in interest rates	-10.7%	-9.1%
100 bp increase in interest rates	1.4%	0.8%
200 bp increase in interest rates	1.4%	0.2%
300 bp increase in interest rates	0.5%	-1.5%
400 bp increase in interest rates	-1.2%	-3.7%

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

During the fiscal quarter ended September 30, 2017, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business, including but not limited to actions involving employment, wage-hour and labor law claims, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. These lawsuits frequently are similar in nature to other lawsuits pending against the Company’s competitors.

The Company has been involved in several related actions entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, and Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “exempt” and “non-exempt” hourly employees. These cases, which were consolidated in Los Angeles County Superior Court in April 2015, are styled as putative class action lawsuits and allege, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. Subsequently, related cases were filed by the same law firm representing Morgan and Osuna in the Superior Court for San Bernardino County, alleging (1) violations of the California Labor Code and seeking penalties under the California Private Attorney General Act of 2004 and (2) seeking a declaratory judgment that certain releases and arbitration agreements previously signed by CBB employees were invalid.

On November 28, 2016, the parties reached an agreement in principle to settle all of the related wage and hour class action lawsuits (“Wage-Hour Settlement”). Plaintiffs will dismiss all their lawsuits with prejudice in exchange for the payment of $1.5 million to the putative class members, including attorneys’ fees and costs, but not including credit for monies previously paid to certain employees in exchange for releases and arbitration agreements. The Wage-Hour Settlement received preliminary Court approval at a hearing on September 28, 2017, and the hearing for final Court approval is presently scheduled to take place on February 22, 2018. In the interim, a settlement administrator will conduct a process for notification to eligible class members, the filing of claims and any objections, and the reconciliation of amounts to be paid to individual claimants. We anticipate that the Wage-Hour Settlement will be finally concluded sometime in the first or second quarter of 2018. As of September 30, 2017, the Company maintained a litigation accrual of $1.5 million for the Wage-Hour Settlement, and at this time no further accrual is expected to be necessary.

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

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. During the third quarter of 2017, the Company did not repurchase any shares of common stock under this program. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. As of September 30, 2017, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

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

Date: November 9, 2017
/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)