Form 10-K
period 2017-12-31
CVB FINANCIAL CORP
filed 2018-03-01
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,303,271,765.

Number of shares of common stock of the registrant outstanding as of February 15, 2018: 110,159,857.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2017	Part III of Form 10-K

CVB FINANCIAL CORP.

2017 ANNUAL REPORT ON FORM 10-K

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

These forward-looking statements relate to, among other things, anticipated future operating and financial performance, the allowance for loan losses, our financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision and statements relating to any of the foregoing. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
•	our ability to attract deposits and other sources of funding or liquidity;
•	supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate;
•	a prolonged slowdown or decline in real estate construction, sales or leasing activities;
•	changes in the financial performance and/or condition of our borrowers or key vendors or counterparties;
•	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
•	the costs or effects of mergers, acquisitions or dispositions we may make, including the pending merger of Community Bank with and into Citizens Business Bank, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such mergers, acquisitions or dispositions;
•	our ability to realize cost savings or synergies in connection with any acquisitions we may make;
•	the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, consumer, commercial or secured lending, securities and securities trading and hedging, compliance, fair lending, employment, executive compensation, insurance, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply, including additional legal and regulatory requirements to which we may become subject in the event our total assets exceed $10 billion;
•	changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;
•	the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments;
•	inflation, interest rate, securities market and monetary fluctuations;
•	changes in government interest rates or monetary policies;
•	changes in the amount and availability of deposit insurance;

•	political developments, uncertainties or instability;
•	disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access, cyber incidents, terrorist and political activities, disease pandemics, catastrophic events, natural disasters such as earthquakes, extreme weather events, electrical, environmental, computer servers, and communications or other services we use, or that affect our employees or third parties with whom we conduct business;
•	our timely development and acceptance of new banking products and services and the perceived overall value of these products and services by customers and potential customers;
•	the Company’s relationships with and reliance upon vendors with respect to certain of the Company’s key internal and external systems and applications;
•	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;
•	technological changes and the expanding use of technology in banking (including the adoption of mobile banking, funds transfer applications and electronic marketplaces for loans and other banking products or services);
•	our ability to retain and increase market share, retain and grow customers and control expenses;
•	changes in the competitive environment among financial and bank holding companies, banks and other financial service providers;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions;
•	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;
•	the effect of changes in accounting policies and practices, as may be adopted from time-to-time by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters;
•	changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our workforce, management team and/or board of directors;
•	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as securities, bank operations, consumer or employee class action litigation),
•	the possibility that any settlement of any of the putative class action lawsuits may not be approved by the relevant court or that significant numbers of putative class members may opt out of any settlement;
•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO; and
•	our success at managing the risks involved in the foregoing items.

For additional information concerning risks we face, see “Item 1A. Risk Factors” and any additional information we set forth in our periodic reports filed pursuant to the Exchange Act, including our Annual Report on Form 10-K. We do not undertake any obligation to update our forward-looking statements to reflect occurrences or unanticipated events or circumstances arising after the date of such statements, except as required by law.

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

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2017, the Company had $8.27 billion in total consolidated assets, $4.77 billion in net loans, $6.55 billion in deposits, and $553.8 million in customer repurchase agreements.

On March 10, 2017, we completed the acquisition of Valley Commerce Bancorp (“VCBP”), the holding company for Valley Business Bank (“VBB”), headquartered in the Central Valley area of California with four branch locations and total assets of approximately $400 million. This acquisition strengthens our market share in the Central Valley area of California. Our consolidated financial statements for 2017 include VBB operations, post-merger. See Note 4 — Business Combinations, included herein.

On February 26, 2018, we entered into a definitive agreement to merge Community Bank with and into Citizens Business Bank. As of December 31, 2017, Community Bank had approximately $3.75 billion in total assets, $2.74 billion in gross loans and $2.86 billion in total deposits. Under the terms of the merger, Community Bank shareholders will have the right to receive, in respect of each share of common stock of Community Bank, 9.4595 shares of CVB common stock and $56.00 per share in cash, subject to any adjustments set forth in the Merger Agreement. The merger transaction is valued at approximately $878.3 million based on CVB’s closing stock price of $23.37 on February 23, 2018. Consummation of the merger is subject to customary closing conditions, including, among others, shareholder and regulatory approval. The merger is expected to close in the third quarter of 2018.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2017, the Bank had $8.26 billion in assets, $4.77 billion in net loans, $6.57 billion in deposits, and $553.8 million in customer repurchase agreements.

As of December 31, 2017, there were 50 Banking Centers (“Centers”) located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California.

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

Business Segments

We are a community bank with two reportable operating segments: (i) Banking Centers (“Centers”) and (ii) Dairy & Livestock and Agribusiness. These operating segments are the focal points for customer sales and services and the primary focus of management of the Company. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Business Segments of the notes to consolidated financial statements.

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

Legislation and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. On February 3, 2017 the President of the United States issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the United States Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries, around the following principles.

•	Improving regulatory efficiency and effectiveness by critically evaluating mandates and regulatory fragmentation, overlap, and duplication across regulatory agencies;
•	Aligning the financial system to help support the U.S. economy;
•	Reducing regulatory burden by decreasing unnecessary complexity;
•	Tailoring the regulatory approach based on size and complexity of regulated firms and requiring greater regulatory cooperation and coordination among financial regulators; and
•	Aligning regulations to support market liquidity, investment, and lending in the U.S. economy. The scope and breadth of regulatory changes that will be implemented in response to the President’s executive order have not yet been determined.

Capital Adequacy Requirements

Bank holding companies and banks are subject to similar regulatory capital requirements administered by state and federal banking agencies. The basic capital rule changes in the new capital rules (the “New Capital Rules”) adopted by the federal bank regulatory agencies were fully effective on January 1, 2015, but many elements are being phased in over multiple future years. The risk-based capital guidelines for bank holding companies, and additionally for banks, require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules will continue to apply.

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet the requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules are applicable only to larger or internationally active institutions and not to all banking organizations, including institutions currently with less than $10 billion of assets, which currently include CVB and the Bank. These include required annual stress tests for institutions with $10 billion or more assets (which CVB and the Bank would be if we are able to successfully consummate the acquisition of Community Bank) and Enhanced Prudential Standards, Comprehensive Capital Analysis and Review requirements, Capital Plan and Resolution Plan or living will submissions. These also include an additional countercyclical capital buffer, a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets, which may in turn apply to institutions with $50 billion or more in assets, $250 billion or more in assets, or institutions which may be identified as Global Systematically Important Banking Institutions (G-SIBs). If CVB were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements, including the requirement to conduct an annual company-run stress test, would increase. Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, which trace back to the 1988 Basel I accord, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively.

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

Management believes that, as of December 31, 2017, the Company and the Bank would meet all requirements under the New Capital Rules applicable to them on a fully phased-in basis if such requirements were currently in effect.

Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2017, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

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

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III

Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2017 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

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

In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35%. In March 2016, the FDIC approved a final rule requiring banks with more than $10 billion in total assets to pay “surcharge assessments” at an annual rate of 0.045% to bring the fund’s reserve ratio to 1.35% by the end of 2018. If the fund’s reserve ratio does not reach 1.35% by the end of 2018, the FDIC will impose a one-time special assessment in the first quarter of 2019 for banks with more than $10 billion in assets. For banks with less than $10 billion in total assets, in April 2016, the board of directors of the FDIC approved a final rule to amend the risk-based assessment methodology for banks with less than $10.0 billion in assets that have been FDIC-insured for at least five years, such as the Bank. The final rule replaces the four risk categories for determining such a bank’s assessment rate with a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years. The final rule also eliminates the then existing brokered deposit downward adjustment factor for such banks’ assessment rates; lowers the range of assessment rates authorized to 0.015% per annum for an institution posing the least risk, to 0.40% per annum for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more.

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

The Dodd-Frank Act provided for the creation of the Bureau of Consumer Finance Protection (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons and banks with $10 billion or more in assets are subject to supervision including examination by the CFPB. Banks with less than $10 billion in assets will continue to be examined for compliance by their primary federal banking agency.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2017, the Bank’s total CRE loans and unfunded loan commitments represented 251% of its capital.

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

Other Regulatory Authorities

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was signed into law. The Tax Reform Act includes a number of provisions that impact us, including the following:

•	Tax Rate. The Tax Reform Act replaces the corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate. Although the reduced tax rate generally should be favorable to us by resulting in lower tax expense in future periods, it will decrease the value of our existing deferred tax assets. Generally accepted accounting principles (“GAAP”) requires that the impact of the provisions of the Tax Reform Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Corporation in the fourth quarter of 2017 related to the Tax Reform Act was $13.2 million, resulting primarily from a re-measurement of deferred tax assets.
•	FDIC Insurance Premiums. The Tax Reform Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion.
•	Employee Compensation. A “publicly held company” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Reform Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees may be limited in the future.
•	Business Asset Expensing. The Tax Reform Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

The foregoing description of the impact of the Tax Reform Act on us should be read in conjunction with Note 12 —Income Taxes of the notes to consolidated financial statements for more information.

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

Executive Officers of the Company

The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	55
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	50
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	61
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	50
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	50
Richard H. Wohl	Executive Vice President and General Counsel	59
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	61

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

Mr. Wohl was initially appointed Executive Vice President and General Counsel of the Company and the Bank on October 11, 2011, and he rejoined the Company and the Bank in the same position on July 10, 2017 after a one-year hiatus at another financial institution. Prior to his initial appointment in 2011, Mr. Wohl served in senior business and legal roles at Indymac Bank, the law firm of Morrison & Foerster, and the U.S. Department of State.

Ms. DeAngelis assumed the position of Executive Vice President and Chief Risk Officer of the Bank on January 5, 2009. From 2006 to 2008, she served as Executive Vice President and Service Division Manager for the Bank. From 1995 to 2005, she served as Senior Vice President and Division Service Manager for the Bank.

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

Strategic and External Risks

Changes in economic, market and political conditions can adversely affect our liquidity, results of operations and financial condition.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. In addition, we may face the following risks in connection with any downward turn in the economy:

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

Although the Company and the Bank exceed the minimum capital ratio requirements to be deemed well capitalized and have not suffered any significant liquidity issues as a result of these types of events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers continue to realize the impact of slower than customary economic growth, after-effects of the previous recession and ongoing underemployment of the workforce. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to adverse economic conditions in the state of California, where our business is concentrated. In addition, adverse economic conditions may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform, and thereby, adversely affect our liquidity, financial condition, results or operations and profitability.

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

New legislation, regulatory reform or policy changes under the current U.S. administration, including financial services regulatory reform, U.S. oil deregulation, tax reform, government-sponsored enterprise (GSE) reform and increased infrastructure spending, could impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

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

Potential acquisitions may disrupt our business and dilute shareholder value

We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches including our pending acquisition of Community Bank, involves various risks commonly associated with acquisitions, including, among other things:

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

We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2017, we recorded an $8.5 million loan loss provision recapture. During 2017 we experienced charge-offs of $151,000, and recoveries of $6.7 million. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. As of December 31, 2017, we had $3.40 billion in commercial real estate loans, $78.0 million in construction loans, $348.1 million in dairy & livestock and agribusiness loans, and $236.4 million in single-family residential mortgages. Although the U.S. economy has emerged from a prior period of severe recession followed by slower than normal growth, business activity and real estate values continue to grow more slowly than in past economic recoveries, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.

Dairy & livestock and agribusiness lending presents unique credit risks.

As of December 31, 2017, approximately 7.2% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2017, we had $348.1 million in dairy & livestock and agribusiness loans, including $310.6 in dairy & livestock loans, $37.5 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural -related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

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

The Bank maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2017 was $2.91 billion, of which $2.08 billion is available for sale. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2017 our balance sheet was positioned with a slightly asset sensitive bias over both a one and two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

We may be subject to additional regulatory scrutiny if and when the Company or the Bank’s total assets exceed $10.0 billion.

The Company’s total assets were $8.27 billion at December 31, 2017. If the Company’s or the Bank’s total assets equal or exceed $10 billion (which would occur if we successfully consummate the acquisition of Community Bank), we will become subject to a number of additional requirements (such as annual stress testing requirements, an enterprise risk management committee comprised of independent directors, including one risk management expert, and general oversight by the CFPB) that will impose additional compliance costs on our business. The $10 billion threshold is calculated in different ways for the various requirements (from simply reaching the $10 billion as of a certain date, to reaching it for four consecutive quarters or to reaching it by averaging total consolidated assets for four consecutive quarters) and the dates the new requirements are triggered also vary (from immediate application to a period of over two years to achieve compliance). Being subject to these additional requirements may also result in higher expectations from regulators. The CFPB has near exclusive supervision authority, including examination authority, over institutions of that size and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

Under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund was increased from 1.15% to 1.35% and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying a surcharge during a temporary period expected to last through 2018. In addition, if the Bank exceeds $10 billion in assets, its assessment base for federal deposit insurance will change from the amount of insured deposits to consolidated average assets less tangible capital to a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings, which are ratings ascribed under the CAMELS supervisory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.

Further, we may be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

As a result of the above, if and when our total assets exceed $10 billion, deposit insurance assessments, expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease, the cumulative effect of which may be material to our results of operations.

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

Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value. There is no assurance that the acquired loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

Operational Risks

Failure to manage our growth may adversely affect our performance

Our financial performance and profitability depend on our ability to manage past and possible future growth, including the significant growth we anticipate experiencing if we successfully close the acquisition of Community Bank. Future acquisitions and our continued growth may present operating, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The impact of new capital rules will impose enhanced capital adequacy requirements on us and may materially affect our operations

We are subject to more stringent capital requirements. Pursuant to Dodd-Frank and to implement for U.S. banking institutions the principles of the international “Basel III” standards, the federal banking agencies have adopted a set of rules on minimum leverage and risk-based capital that will apply to both insured banks and their holding companies. These regulations were issued in July 2013, and have been phased in for the Bank and the Company beginning in 2016. The new capital rules, among other things:

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

Managing reputational risk is important to attracting and maintaining customers, investors and employees

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee mistakes, misconduct or fraud, failure to deliver minimum standards of service or quality, failure of any product or service offered by us to meet our customers’ expectations, compliance deficiencies, government investigations, litigation, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation.

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

As of December 31, 2017, the Bank occupied a total of 53 premises consisting of (i) 50 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California, (ii) an operation and technology center, and (iii) two loan production offices, in San Diego and Stockton California. We own 16 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2018 through 2026, some with lease renewal options that could extend certain leases through 2036. All properties are located in Southern and Central California.

For additional information concerning properties, see Note 10 — Premises and Equipment of the Notes to the consolidated financial statements included in this report. See “Item 8 — Financial Statements and Supplemental Data.”

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to actions involving employment, wage-hour and labor law claims, consumer, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

On November 28, 2016, the parties reached an agreement in principle to settle all of the related wage and hour class action lawsuits (“Wage-Hour Settlement”). Plaintiffs will dismiss all their lawsuits with prejudice in exchange for the payment of $1.5 million to the putative class members, including attorneys’ fees and costs, but not including credit for monies previously paid to certain employees in exchange for releases and arbitration agreements. The Wage-Hour Settlement received preliminary Court approval at a hearing on September 28, 2017, and the hearing for final Court approval is presently scheduled to take place on March 6, 2018. In the interim, a settlement administrator is handling certain administrative matters related to the settlement, including notification to eligible class members, the filing of claims and any objections, and the reconciliation of amounts to be paid to individual claimants. We anticipate that the Wage-Hour Settlement will be finally concluded sometime in the second or third quarter of 2018. As of December 31, 2017, the Company maintained a litigation accrual of $1.5 million for the Wage-Hour Settlement, and at this time no further accrual is expected to be necessary.

For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of ambiguities and inconsistencies in the myriad laws applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.

Our accruals and disclosures for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the loss contingency and/or the amount accrued if we believe it is reasonably likely to be material or if we believe such disclosure is necessary for our financial statements to not be misleading. If we determine that an exposure to loss exists in excess of an amount previously accrued or disclosed, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our accruals and disclosures accordingly.

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

Our common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 110,159,857 shares of common stock outstanding with 1,765 registered shareholders of record as of February 15, 2018. Refer to the section entitled “Information about the Annual Meeting and Voting” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Quarter Ended	High	Low	Cash Dividends Declared
12/31/2017	$25.49	$22.25	$0.14
9/30/2017	$24.29	$19.58	$0.14
6/30/2017	$22.85	$19.90	$0.14
3/31/2017	$24.63	$20.58	$0.12
12/31/2016	$23.23	$16.32	$0.12
9/30/2016	$17.88	$15.39	$0.12
6/30/2016	$17.92	$15.25	$0.12
3/31/2016	$17.70	$14.02	$0.12

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. During the fourth quarter and for the year ended December 31, 2017, the Company did not repurchase any shares of common stock under this program. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. As of December 31, 2017, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the peer group line depicted below). The graph assumes an initial investment of $100 on December 31, 2012, and reinvestment of dividends through December 31, 2017. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2012

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2017

Company/Market/Peer Group	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017

CVB Financial Corp.	100.00	169.00	162.69	176.76	244.75	257.22
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
Peer Group Index	100.00	157.14	162.52	172.49	238.15	273.23

Source: Research Data Group, Inc., www.researchdatagroup.com

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Interest income	$287,226	$265,050	$261,513	$252,903	$232,773
Interest expense	8,296	7,976	8,571	16,389	16,507

Net interest income	278,930	257,074	252,942	236,514	216,266

Recapture of provision for loan losses	(8,500)	(6,400)	(5,600)	(16,100)	(16,750)
Noninterest income	42,118	35,552	33,483	36,412	25,287
Noninterest expense	140,753	136,740	140,659	126,229	114,028

Earnings before income taxes	188,795	162,286	151,366	162,797	144,275
Income taxes	84,384	60,857	52,221	58,776	48,667

NET EARNINGS	$104,411	$101,429	$99,145	$104,021	$95,608

Basic earnings per common share	$0.95	$0.94	$0.93	$0.98	$0.91

Diluted earnings per common share	$0.95	$0.94	$0.93	$0.98	$0.91

Cash dividends declared per common share	$0.540	$0.480	$0.480	$0.400	$0.385

Cash dividends declared on common shares	$59,483	$51,849	$51,040	$42,356	$40,469
Dividend pay-out ratio (1)	56.97%	51.12%	51.48%	40.72%	42.33%
Weighted average common shares:
Basic	109,409,301	107,282,332	105,715,247	105,239,421	104,729,184
Diluted	109,806,710	107,686,955	106,192,472	105,759,523	105,126,303
Common Stock Data:
Common shares outstanding at year end	110,184,922	108,251,981	106,384,982	105,893,216	105,370,170
Book value per share	$9.70	$9.15	$8.68	$8.29	$7.33
Financial Position:
Assets	$8,270,586	$8,073,707	$7,671,200	$7,377,920	$6,664,967
Investment securities available-for-sale	2,080,985	2,270,466	2,368,646	3,137,158	2,663,642
Investment securities held-to-maturity	829,890	911,676	850,989	1,528	1,777
Net loans, excluding PCI loans (2)	4,742,531	4,263,158	3,867,941	3,630,875	3,310,681
Net PCI loans (3)	28,515	70,366	89,840	126,367	160,315
Deposits	6,546,853	6,309,680	5,917,260	5,604,658	4,890,631
Borrowings	553,773	656,028	736,704	809,106	911,457
Junior subordinated debentures	25,774	25,774	25,774	25,774	25,774
Stockholders’ equity	1,069,266	990,862	923,399	878,109	771,887
Equity-to-assets ratio (4)	12.93%	12.27%	12.04%	11.90%	11.58%
Financial Performance:
Return on beginning equity	10.54%	10.98%	11.29%	13.48%	12.53%
Return on average equity (ROAE)	9.84%	10.26%	10.87%	12.50%	12.34%
Return on average assets (ROAA)	1.26%	1.26%	1.31%	1.45%	1.48%
Net interest margin, tax-equivalent (TE) (5)	3.63%	3.46%	3.62%	3.62%	3.71%
Efficiency ratio (6)	43.84%	46.73%	49.11%	46.25%	47.21%
Noninterest expense to average assets	1.70%	1.70%	1.86%	1.77%	1.77%
Credit Quality:
Allowance for loan losses	$59,585	$61,540	$59,156	$59,825	$75,235
Allowance/gross loans	1.23%	1.40%	1.47%	1.57%	2.12%
Total nonaccrual loans	$10,716	$7,152	$21,019	$32,186	$39,954
Nonaccrual loans/gross loans, net of deferred loan fees	0.22%	0.16%	0.52%	0.84%	1.13%
Allowance/nonaccrual loans	556.04%	860.46%	281.44%	185.87%	188.30%
Net recoveries, (charge offs)	$6,545	$8,784	$4,931	$690	$(456)
Net recoveries, (charge offs)/average loans	0.14%	0.21%	0.13%	0.02%	-0.01%
Regulatory Capital Ratios:
Company:
Tier 1 leverage ratio	11.88%	11.49%	11.22%	10.86%	11.30%
Common equity Tier 1 risk-based capital ratio	16.43%	16.48%	16.49%	N/A	N/A
Tier 1 risk-based capital ratio	16.87%	16.94%	16.98%	16.99%	17.83%
Total risk-based capital ratio	18.01%	18.19%	18.23%	18.24%	19.09%
Bank:
Tier 1 leverage ratio	11.77%	11.36%	11.11%	10.77%	11.20%
Common equity Tier 1 risk-based capital ratio	16.71%	16.76%	16.81%	N/A	N/A
Tier 1 risk-based capital ratio	16.71%	16.76%	16.81%	16.85%	17.67%
Total risk-based capital ratio	17.86%	18.01%	18.06%	18.11%	18.93%

(1)	Dividends declared on common stock divided by net earnings.
(2)	Net loans, excluding Purchase Credit Impaired (“PCI”) loans.
(3)	Excludes loans held-for-sale. PCI loans are those loans acquired from SJB and previously covered by a loss sharing agreement with the FDIC.
(4)	Stockholders’ equity divided by total assets.
(5)	Net interest income (TE) divided by average interest-earning assets.
(6)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income. Also refer to “Noninterest Expense and Efficiency Ratio Reconciliation (non-GAAP)” under Analysis of the Results of Operations of Item 7 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

For the year ended December 31, 2017, we reported net earnings of $104.4 million, compared with $101.4 million for 2016. This represented an increase of $3.0 million, or 2.94%. Diluted earnings per share were $0.95 for the year ended December 31, 2017, compared to $0.94 for 2016. Earnings for 2017 included $8.5 million in loan loss provision recapture, compared to $6.4 million in 2016. 2017 also included a $2.9 million net gain from an eminent domain condemnation of one of our banking center buildings, a $906,000 net gain on the sale of a branch acquired from Valley Business Bank (“VBB”), and a $542,000 net gain on the sale of our former operations and technology center. Income tax expense for 2017 included a one-time charge of $13.2 million due to the re-measurement of the Company’s net deferred tax asset (“DTA”) resulting from the enactment of the Tax Reform Act on December 22, 2017. Excluding the impact of the $13.2 million DTA revaluation, net income increased by $16.2 million, or 15.96%, to $117.6 million, or $1.07 per share, for the year ended December 31, 2017.

Total assets of $8.27 billion at December 31, 2017 increased $196.9 million, or 2.44%, from total assets of $8.07 billion at December 31, 2016. Interest-earning assets totaled $7.80 billion at December 31, 2017, an increase of $156.8 million, or 2.05%, when compared with earning assets of $7.64 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $435.6 million increase in total loans, which was partially offset by a $271.3 million decrease in investment securities.

Total investment securities were $2.91 billion at December 31, 2017, a decrease of $271.3 million, or 8.52%, from $3.18 billion at December 31, 2016. At December 31, 2017, investment securities HTM totaled $829.9 million. At December 31, 2017, investment securities AFS totaled $2.08 billion, inclusive of a pre-tax unrealized gain of $2.9 million. HTM securities declined by $81.8 million, or 8.97%, and AFS securities declined by $189.5 million, or 8.35%, from December 31, 2016.

Total loans and leases, net of deferred fees and discount, of $4.83 billion at December 31, 2017, increased by $435.6 million, or 9.91%, from $4.40 billion at December 31, 2016. The increase in total loans included $309.7 million of loans acquired from VBB in the first quarter of 2017. Excluding the acquired VBB loans, the $125.9 million, or 2.86% increase in total loans was principally due to growth of $182.8 million in commercial real estate loans and $12.8 million in Small Business Administration (“SBA”) loans. This growth was partially offset by decreases of $21.4 million in consumer and other loans, $17.2 million in commercial and industrial loans, $16.3 million in construction loans, and $14.7 million in single-family residential (“SFR”) mortgage loans.

Noninterest-bearing deposits were $3.85 billion at December 31, 2017, an increase of $172.9 million, or 4.71%, compared to $3.67 billion at December 31, 2016. The increase in total deposits from the end of 2016 included $172.5 million of noninterest-bearing deposits and $361.8 million of total deposits acquired from VBB during the first quarter of 2017. In the fourth quarter of 2017, we sold a branch acquired from VBB, which included approximately $27 million in total deposits. At December 31, 2017, noninterest-bearing deposits were 58.75% of total deposits, compared to 58.22% at December 31, 2016. Our average cost of total deposits was 0.09% for 2017 and 2016.

Customer repurchase agreements totaled $553.8 million at December 31, 2017, compared to $603.0 million at December 31, 2016. Our average cost of total deposits including customer repurchase agreements was 0.10% for 2017, compared to 0.11% for 2016.

There were no short-term borrowings at December 31, 2017, compared to $53.0 million at December 31, 2016. At December 31, 2017, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2016. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $59.6 million at December 31, 2017, compared to $61.5 million at December 31, 2016. The allowance for loan losses was increased by net recoveries on loans of $6.5 million for 2017 and was reduced by an $8.5 million loan loss provision recapture for 2017. The allowance for loan losses was 1.23% and 1.40% of total loans and leases outstanding at December 31, 2017 and December 31, 2016, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of December 31, 2017, the Company’s Tier 1 leverage capital ratio totaled 11.88%, our common equity Tier 1 ratio totaled 16.43%, our Tier 1 risk-based capital ratio totaled 16.87%, and our total risk-based capital ratio totaled 18.01%. Refer to our Analysis of Financial Condition-Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisitions

On March 10, 2017, we completed the acquisition of VCBP, the holding company for VBB. Our financial statements for the year ended December 31, 2017 included 296 days of VBB operations, post-merger. At close, Citizens Business Bank acquired $309.7 million of loans and assumed $361.8 million of total deposits, including $172.5 million of noninterest-bearing deposits.

At close, VBB had four branches located in Visalia, Tulare, Fresno, and Woodlake. The consolidation of three of these branches occurred in the third quarter of 2017. The sale of the Woodlake branch occurred in the fourth quarter of 2017.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

						Variance
	For the Year Ended December 31,					2017		2016
	2017		2016	2015		$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$278,930		$257,074	$252,942		$21,856	8.50%	$4,132	1.63%
Recapture of provision for loan losses	8,500		6,400	5,600		2,100	32.81%	800	14.29%
Noninterest income	42,118		35,552	33,483		6,566	18.47%	2,069	6.18%
Noninterest expense	(140,753)		(136,740)	(140,659	) (2)	(4,013)	-2.93%	3,919	2.79%
Income taxes	(84,384	) (1)	(60,857)	(52,221)		(23,527)	-38.66%	(8,636)	-16.54%

Net earnings	$104,411		$101,429	$99,145		$2,982	2.94%	$2,284	2.30%

Earnings per common share:
Basic	$0.95		$0.94	$0.93		$0.01		$0.01
Diluted	$0.95		$0.94	$0.93		$0.01		$0.01
Return on average assets	1.26	% (1)	1.26%	1.31	% (2)	-		-0.05%
Return on average shareholders’ equity	9.84	% (1)	10.26%	10.87	% (2)	-0.42%		-0.61%
Efficiency ratio	43.84%		46.73%	49.11	% (2)	-2.89%		-2.38%
Noninterest expense to average assets	1.70%		1.70%	1.86	% (2)	-		-0.16%

(1) Includes $13.2 million DTA revaluation resulting from the Tax Reform Act.

(2) Includes $13.9 million debt termination expense.

Tax Reform and Effect of Tax Rate Change Reconciliations (Non-GAAP)

The year ended December 31, 2017 includes a one-time charge of $13.2 million as a result of the December 22, 2017 enactment of the Tax Reform Act of 2017. We believe that presenting the effective tax rate, earnings, ROAA, ROAE, earnings per common share, and dividend payout ratio, excluding the impact of the re-measurement of our net deferred tax asset, provides additional clarity to the users of financial statements regarding core financial performance.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Income tax expense	$84,384	$60,857	$52,221
Less: Effect of income tax rate change-DTA revaluation	(13,208)	-	-

Adjusted income tax expense	$71,176	$60,857	$52,221

Effective Tax Rate	44.70%	37.50%	34.50%
Adjusted effective tax rate	37.70%	37.50%	34.50%

Net earnings	$104,411	$101,429	$99,145
Effect of income tax rate change-DTA revaluation	13,208	-	-

Adjusted net earnings	$117,619	$101,429	$99,145

Average assets	$8,301,721	$8,022,994	$7,565,056
Return on average assets	1.26%	1.26%	1.31%
Adjusted return on average assets	1.42%	1.26%	1.31%

Average equity	$1,061,557	$988,732	$878,526
Return on average equity	9.84%	10.26%	10.87%
Adjusted return on average equity	11.08%	10.26%	10.87%

Weighted average shares outstanding
Basic	109,409,301	107,282,332	105,715,247
Diluted	109,806,710	107,686,955	106,192,472

Earnings per common share:
Basic	$0.95	$0.94	$0.93
Diluted	$0.95	$0.94	$0.93
Adjusted earnings per common share:
Basic	$1.07	$0.94	$0.93
Diluted	$1.07	$0.94	$0.93

Dividends declared	$59,483	$51,849	$51,040
Dividend payout ratio (1)	56.97%	51.12%	51.48%
Adjusted dividend payout ratio (1)	50.57%	51.12%	51.48%

(1) Dividends declared on common stock divided by net earnings.

Noninterest Expense and Efficiency Ratio Reconciliation (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the years ended December 31, 2016 and 2015 included debt termination expense of $16,000 and $13.9 million, respectively. We believe that presenting the efficiency ratio, and the ratio of noninterest expense to average assets, excluding the impact of debt termination expense, provides additional clarity to the users of financial statements regarding core financial performance. The Company did not incur debt termination expense during the year ended December 31, 2017.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net interest income	$278,930	$257,074	$252,942
Noninterest income	42,118	35,552	33,483

Noninterest expense	140,753	136,740	140,659
Less: debt termination expense	-	(16)	(13,870)

Adjusted noninterest expense	$140,753	$136,724	$126,789

Efficiency ratio	43.84%	46.73%	49.11%
Adjusted efficiency ratio	43.84%	46.72%	44.27%

Adjusted noninterest expense	$140,753	$136,724	$126,789
Average assets	8,301,721	8,022,994	7,565,056

Noninterest expense to average assets	1.70%	1.70%	1.86%
Adjusted noninterest expense to average assets	1.70%	1.70%	1.68%

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 35% in effect for the years presented. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended December 31,
	2017			2016				2015
	Average		Yield/	Average			Yield/	Average			Yield/
	Balance	Interest	Rate	Balance	Interest		Rate	Balance	Interest		Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,137,332	$47,596	2.24%	$2,126,733	$43,538		2.07%	$2,339,849	$48,854		2.08%
Tax-advantaged	68,522	2,182	4.73%	123,844	4,164		4.90%	397,440	14,336		4.95%
Held-to-maturity securities:
Taxable	586,673	12,558	2.14%	500,557	10,183		2.03%	223,780	4,451		1.97%
Tax-advantaged	278,109	8,457	4.11%	300,484	10,044		4.51%	135,419	4,567		4.55%
Investment in FHLB stock	18,046	1,375	7.62%	17,873	2,224	(4)	12.24%	20,497	2,774	(5)	13.35%
Interest-earning deposits with other institutions	86,537	932	1.08%	320,289	1,905		0.59%	276,459	868		0.31%
Loans (2)	4,623,244	214,126	4.63%	4,195,129	192,992		4.60%	3,782,133	185,663		4.91%

Total interest-earning assets	7,798,463	287,226	3.74%	7,584,909	265,050		3.57%	7,175,577	261,513		3.74%
Total noninterest-earning assets	503,258			438,085				389,479

Total assets	$8,301,721			$8,022,994				$7,565,056

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,337,142	4,903	0.21%	$2,185,493	4,354		0.20%	$1,998,601	3,849		0.19%
Time deposits	401,033	1,141	0.28%	584,149	1,603		0.27%	735,045	1,417		0.19%

Total interest-bearing deposits	2,738,175	6,044	0.22%	2,769,642	5,957		0.21%	2,733,646	5,266		0.19%

FHLB advances, other borrowings, and customer repurchase agreements	571,991	2,252	0.39%	637,585	2,019		0.32%	684,386	3,305		0.48%

Interest-bearing liabilities	3,310,166	8,296	0.25%	3,407,227	7,976		0.23%	3,418,032	8,571		0.25%

Noninterest-bearing deposits	3,856,987			3,539,707				3,159,989
Other liabilities	73,011			87,328				74,997
Stockholders’ equity	1,061,557			988,732				912,038

Total liabilities and stockholders’ equity	$8,301,721			$8,022,994				$7,565,056

Net interest income		$278,930			$257,074				$252,942

Net interest spread - tax equivalent			3.49%				3.34%				3.49%
Net interest margin			3.58%				3.39%				3.52%
Net interest margin - tax equivalent			3.63%				3.46%				3.62%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 35% in effect for the year presented. Non tax-equivalent (TE) rate was 2.31%, 2.24% and 2.38% for the years ended December 31, 2017, 2016 and 2015, respectively. The Company expects that as a result of the Tax Reform Act, the fully tax-equivalent adjustment will be somewhat reduced in future periods.
(2)	Includes loan fees of $3,617, $3,953 and $3,922 for the years ended December 31, 2017, 2016 and 2015, respectively. Prepayment penalty fees of $2,663, $3,479 and $4,920 are included in interest income for the years ended December 31, 2017, 2016 and 2015, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $588,000.
(5)	Includes a special dividend from the FHLB of $923,000.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2017 Compared to 2016 Increase (Decrease) Due to				2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
				(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$468	$3,552	$38	$4,058	$(5,121)	$(214)	$19	$(5,316)
Tax-advantaged investment securities	(1,824)	(281)	123	(1,982)	(9,930)	(786)	544	(10,172)
Held-to-maturity securities:
Taxable investment securities	1,753	531	91	2,375	5,408	145	179	5,732
Tax-advantaged investment securities	(766)	(889)	68	(1,587)	5,564	(39)	(48)	5,477
Investment in FHLB stock	21	(862)	(8)	(849)	(351)	(228)	29	(550)
Interest-earning deposits with other institutions	(1,390)	1,544	(1,127)	(973)	138	776	123	1,037
Loans	19,620	1,373	141	21,134	18,606	(9,328)	(1,949)	7,329

Total interest income	17,882	4,968	(674)	22,176	14,314	(9,674)	(1,103)	3,537

Interest expense:
Savings deposits	295	237	17	549	368	126	11	505
Time deposits	(506)	64	(20)	(462)	(297)	608	(125)	186
FHLB advances, other borrowings, and customer repurchase agreements	(203)	486	(50)	233	(225)	(1,139)	78	(1,286)

Total interest expense	(414)	787	(53)	320	(154)	(405)	(36)	(595)

Net interest income	$18,296	$4,181	$(621)	$21,856	$14,468	$(9,269)	$(1,067)	$4,132

2017 Compared to 2016

Net interest income, before recapture of provision for loan losses, was $278.9 million for 2017, an increase of $21.9 million, or 8.50%, compared to $257.1 million for 2016. Interest-earning assets grew on average by $213.6 million, or 2.82%, from $7.58 billion for 2016 to $7.80 billion for 2017. Our net interest margin (TE) was 3.63% for 2017, compared to 3.46% for 2016.

Interest income for 2017 was $287.2 million, which represented a $22.2 million, or 8.37%, increase when compared to 2016. Compared to 2016, average interest-earning assets increased by $213.6 million and the yield on interest-earning assets increased by 17 basis points. The 17 basis point increase in the interest-earning asset yield over 2016 resulted from the combination of a seven basis point increase in investment yields, a three basis point increase in loan yields and the change in mix of earning assets represented by an increase in loans as a percentage of earning assets growing from 55.3% in 2016 to 59.3% in 2017. Excluding interest recaptured on nonaccrual loans and additional discount accretion on a PCI loan, interest income grew by about $23.3 million, or 8.91%, year-over-year. When the impact of the recaptured interest and additional discount accretion is excluded, the yield on interest-earning assets increased from 3.52% for 2016 to 3.71% for 2017.

Interest income and fees on loans for 2017 totaled $214.1 million which represented a $21.1 million, or 10.95%, increase when compared to 2016. Average loans increased $428.1 million for 2017 when compared with 2016, and included approximately $238 million of acquired VBB loans.

For the year ended December 31, 2017, there were three nonperforming, troubled debt restructuring (“TDR”) loans that were paid in full resulting in the recognition of $1.4 million of interest income and additional discount accretion of $762,000 resulted from the payoff of a PCI loan. This compares to four nonperforming loans paid in full resulting in a $3.3 million increase in interest income in 2016. Excluding the impact of recaptured interest and additional discount accretion, the net interest margin (TE) was 3.60% for 2017, compared to 3.42% for 2016.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2017 and 2016. As of December 31, 2017 and 2016, we had $10.7 million and $7.2 million of nonaccrual loans (excluding PCI loans), respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $889,000 and $493,000 greater for 2017 and 2016, respectively.

Interest income from investment securities was $70.8 million for 2017, a $2.9 million, or 4.22%, increase from $67.9 million for 2016. This increase was the result of a $19.0 million increase in the average investment securities for 2017, compared to 2016 and a seven basis point increase in the non-TE yield on securities. Dividend income from FHLB stock decreased by $849,000 from 2016, due to a special dividend of $588,000 from the FHLB in 2016.

Interest expense of $8.3 million for 2017 increased $320,000, or 4.01%, compared to $8.0 million for 2016. The average rate paid on interest-bearing liabilities increased two basis points, to 0.25% for 2017, from 0.23% for 2016. Average interest-bearing liabilities were $97.1 million lower in 2017, compared to 2016, as repurchase agreements and other borrowings declined by $65.6 million. Excluding a $183.1 million decline in average time deposits primarily due to the Bank’s decision in 2016 to not renew certificates of deposit with the State of California, interest-bearing liabilities increased by $86.1 million. Our total cost of funds in 2017 was 0.12%, compared to 0.11% in 2016.

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

For the year ended December 31, 2016, there were four nonperforming, TDR loans that were paid in full resulting in the recognition of $3.3 million of interest income. This compares to five nonperforming loans paid in full resulting in a $4.9 million increase in interest income in 2015. When this recaptured nonaccrued interest is excluded, the net interest margin (TE) was 3.42% for 2016, compared to 3.55% for 2015. Interest income from prepayment penalties declined by $1.4 million from $4.9 million in 2015 to $3.5 million for 2016. The impact of loan repricing and lower prepayment penalties combined for an approximate 13 basis point decline in the net interest margin.

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

Interest income from total investment securities of $67.9 million for 2016 decreased $4.3 million, or 5.93%, from $72.2 million for 2015. This decrease was the result of both a $44.9 million decline in average investment securities and a 0.14% decline in the average non-TE yield on securities for 2016. Dividend income from FHLB stock decreased by $550,000 from 2015, due to a special dividend of $588,000 for 2016, compared to $923,000 from the FHLB for 2015.

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

The allowance for loan losses totaled $59.6 million at December 31, 2017, compared to $61.5 million at December 31, 2016. The allowance for loan losses was reduced by an $8.5 million loan loss provision recapture for 2017, offset by net recoveries of $6.5 million. This compares to a $6.4 million loan loss provision recapture and net recoveries of $8.8 million for 2016 and a $5.6 million loan loss provision recapture and net recoveries of $5.0 million for 2015. We periodically assess the credit quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of December 31, 2017, 2016 and 2015 was 1.23%, 1.40% and 1.47%, respectively. Refer to the discussion of Allowance for Loan Losses in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Refer to Note 3 — Summary of Significant Accounting Policies of the consolidated financial statements. During the year ended December 31, 2017 and 2016, there were no charge-offs or recoveries, compared to $92,000 in net charge-offs for 2015, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

Noninterest Income

Noninterest income includes income derived from financial services offered, such as CitizensTrust, BankCard services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts, gains (net of losses) from the disposition of investment securities, loans, other real estate owned, and fixed assets, and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	For the Year Ended December 31,			2017		2016
	2017	2016	2015	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$15,809	$15,066	$15,567	$743	4.93%	$(501)	-3.22%
Trust and investment services	9,845	9,595	8,642	250	2.61%	953	11.03%
Bankcard services	3,406	2,921	3,094	485	16.60%	(173)	-5.59%
BOLI income	3,420	2,612	2,561	808	30.93%	51	1.99%
Gain (loss) on sale of investment securities, net	402	548	(22)	(146)	-26.64%	570	2590.91%
Change in FDIC loss sharing asset, net	-	(5)	(902)	5	100.00%	897	99.45%
Gain (loss) on OREO, net	6	(20)	416	26	130.00%	(436)	-104.81%
Gain on sale of loans	-	1,101	732	(1,101)	-100.00%	369	50.41%
Gain on sale of asset held-for-sale, net	542	-	-	542	-	-	-
Gain on sale of branches, net	906	272	-	634	233.09%	272	-
Gain on eminent domain condemnation, net	2,894	-	-	2,894	-	-	-
Other	4,888	3,462	3,395	1,426	41.19%	67	1.97%

Total noninterest income	$42,118	$35,552	$33,483	$6,566	18.47%	$2,069	6.18%

2017 Compared to 2016

The $6.6 million increase in noninterest income was primarily due to a $2.9 million net gain from an eminent domain condemnation of one of our banking center buildings, a $906,000 net gain on the sale of a branch acquired from VBB, and a $542,000 net gain on the sale of our operations and technology center that was classified as an asset held-for-sale at December 31, 2016. Service charges on deposit accounts and Bankcard services increased $743,000 and $485,000, respectively. Noninterest income for 2016 included a $1.1 million net gain on the sale of loans during the first quarter of 2016 and a $272,000 net gain on the sale of our Porterville branch in the second quarter of 2016.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2017, CitizensTrust had approximately $2.88 billion in assets under management and administration, including $2.15 billion in assets under management. CitizensTrust generated fees of $9.8 million for 2017, an increase of $250,000 compared to $9.6 million for 2016.

The Bank’s investment in Bank-Owned Life Insurance (“BOLI”) includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The $808,000 increase in BOLI income was due to $775,000 in tax free income on the death benefit of a former director.

2016 Compared to 2015

The $2.1 million increase in noninterest income was primarily due to a $953,000 increase in trust and investment service fees, an $897,000 positive impact from the change in the FDIC loss sharing asset, and a $548,000 net gain on the sale of investment securities in the third quarter of 2016. Gain on sale of loans increased by $369,000 due to a $1.1 million net gain on sale of loans in the first quarter of 2016. These gains were offset by a decrease of $501,000 in service charges on deposit accounts and a decrease of $436,000 in gain on sale of OREO during 2016 compared to 2015. Other income included a $358,000 increase in swap fee income for 2016 and a $272,000 net gain on the sale of our Porterville branch in the second quarter of 2016.

At December 31, 2016, CitizensTrust had approximately $2.69 billion in assets under management and administration, including $2.08 billion in assets under management. CitizensTrust generated fees of $9.6 million for 2016, compared to $8.6 million for 2015.

BOLI income was $2.6 million for both 2016 and 2015.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	For the Year Ended December 31,			2017		2016
	2017	2016	2015	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$87,065	$82,630	$78,618	$4,435	5.37%	$4,012	5.10%
Occupancy	13,188	12,138	11,141	1,050	8.65%	997	8.95%
Equipment	3,568	3,503	3,751	65	1.86%	(248)	-6.61%
Professional services	5,940	5,054	5,757	886	17.53%	(703)	-12.21%
Software licenses and maintenance	6,385	5,465	5,368	920	16.83%	97	1.81%
Stationery and supplies	1,246	1,178	1,295	68	5.77%	(117)	-9.03%
Telecommunications expense	2,352	2,222	1,649	130	5.85%	573	34.75%
Marketing and promotion	4,839	5,027	5,015	(188)	-3.74%	12	0.24%
Amortization of intangible assets	1,329	1,106	949	223	20.16%	157	16.54%
Regulatory assessments	3,119	3,785	4,168	(666)	-17.60%	(383)	-9.19%
Insurance	1,780	1,719	1,771	61	3.55%	(52)	-2.94%
Loan expense	752	991	904	(239)	-24.12%	87	9.62%
OREO expense	128	500	443	(372)	-74.40%	57	12.87%
Recapture of provision for unfunded loan commitments	(400)	(450)	(500)	50	11.11%	50	10.00%
Directors’ expenses	954	797	691	157	19.70%	106	15.34%
Acquisition related expenses	2,251	1,897	475	354	18.66%	1,422	299.37%
Impairment loss on asset held-for-sale	-	2,558	-	(2,558)	-100.00%	2,558	-
Legal settlement	-	1,500	-	(1,500)	-100.00%	1,500	-
Debt termination expense	-	16	13,870	(16)	-100.00%	(13,854)	-99.88%
Other	6,257	5,104	5,294	1,153	22.59%	(190)	-3.59%

Total noninterest expense	$140,753	$136,740	$140,659	$4,013	2.93%	$(3,919)	-2.79%

Noninterest expense to average assets, excluding debt termination expense	1.70%	1.70%	1.68%

Efficiency ratio, excluding debt termination expense (1)	43.84%	46.72%	44.27%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding the impact of the debt termination expense, noninterest expense measured as a percentage of average assets was 1.70% for 2017, compared to 1.70% and 1.68% for 2016 and 2015, respectively.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2017, the efficiency ratio, excluding debt termination expense, was 43.84%, compared to 46.72% for 2016 and 44.27% for 2015.

2017 Compared to 2016

Noninterest expense of $140.8 million for the year ended December 31, 2017 was $4.0 million higher than 2016. The $4.4 million, or 5.37%, increase in compensation and benefit expense includes additional staff from the acquisition of VBB and normal year-over-year escalation in wages. The $1.1 million year-over-year increase in occupancy and equipment expense included both temporary and permanent expenses related to the acquisition of VBB and the build-out and relocation to our new operations and technology building. Acquisition related expenses were $2.3 million, up $354,000 from the prior year. Software licenses and maintenance and professional service expense increased $920,000 and $886,000, respectively. Increases in professional services included $300,000 in higher legal expenses. Partially offsetting these expense increases were $4.1 million in nonrecurring expenses in the fourth quarter of 2016 resulting from a fair value adjustment of $2.6 million for our operations and technology center and a $1.5 million accrual for the settlement of a wage-hour class action lawsuit.

2016 Compared to 2015

Noninterest expense for 2016 was $3.9 million lower than 2015, as $13.9 million in debt termination expense was incurred in 2015. Excluding the impact of debt termination expense, noninterest expense of $136.7 million increased $9.9 million, or 7.84%. This increase was primarily due to $4.1 million in nonrecurring expenses resulting from a fair value adjustment of $2.6 million for our operations and technology center, which was classified as an asset held-for-sale at December 31, 2016, and a $1.5 million accrual for the settlement of a wage-hour class action lawsuit. Salaries and employee benefits increased $4.0 million, principally due to additional compensation related costs resulting from the acquisition of County Commerce Bank (“CCB”), the opening of our Santa Barbara banking center in January 2016, and other strategic new hires. Acquisition expenses of $1.9 million in 2016 were due to the CCB acquisition and pending VBB acquisition.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted into law. Beginning in 2018, this Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. During the fourth quarter of 2017, we recorded a $13.2 million one-time charge to income tax expense due to the tax rate reduction and re-measurement of our DTA. The effects of the law’s impacts have been reflected in our financial statements for the period ended December 31, 2017. Refer to Note 12 — Income Taxes of the notes to consolidated financial statements for more information.

Our effective tax rate for the quarter and year ended December 31, 2017 was 64.51% and 44.70%, respectively, compared with 37.50% for both the quarter and year ended December 31, 2016. Excluding the DTA revaluation adjustment, our effective tax rate for 2017 was 38.25% and 37.70% for the quarter and year ended December, 2017, respectively. The effective tax rate for 2017 was also impacted by the tax effects related to the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits of approximately $1.6 million in our provision for income taxes, rather than as an adjustment of paid-in capital. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments and municipal loans and leases as a percentage of total income as well as available tax credits for each period.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: (i) Banking Centers (“Centers”) and (ii) Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. Our Centers and Dairy & Livestock and Agribusiness are the focal points for customer sales and services and the primary focus of management of the Company. All other operating departments have been aggregated and included in the “Other” category for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the “Other” category. Taxes are not included in the segments as this is accounted for at the corporate level. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Refer to Note 3 — Summary of Significant Accounting Policies and Note 21 — Business Segments of the consolidated financial statements.

Key measures we use to evaluate the segments’ performance are included in the following table for the years ended December 31, 2017, 2016 and 2015. These tables also provide additional significant segment measures useful to understanding the performance of these segments.

Banking Centers

	For the Year Ended December 31,
	2017	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income	$195,377	$178,183	$167,633
(Recapture of) provision for loan losses	1,712	(172)	(6,711)
Noninterest income	21,674	20,179	20,677
Noninterest expense	51,337	50,110	48,568

Segment pre-tax profit	$164,002	$148,424	$146,453

Balance Sheet
Average loans	$3,837,945	$3,377,639	$3,001,503
Average interest-bearing deposits and customer repurchase agreements	$3,228,134	$3,203,070	$3,080,142
Yield on loans (1)	4.54%	4.55%	4.78%
Rate paid on interest-bearing deposits and customer repurchases	0.23%	0.22%	0.21%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the year ended December 31, 2017, the Centers’ segment pre-tax profit increased primarily due to a $20.7 million, or 10.89%, increase in interest income when compared with 2016. Average loans increased $460.3 million and included approximately $237.7 million of acquired VBB loans. The year-over-year increase in interest income was offset by an increase in interest expense for 2017 compared to $3.6 million for 2016, principally due to a $25.1 million increase in average interest-bearing deposits and customer repurchase agreements, including about $138.2 million of VBB interest-bearing deposits, and a 0.01% increase the average rate paid on interest-bearing deposits and customer repurchase agreements. In addition, 2017 included a loan loss provision of $1.7 million, compared to a recapture of loan loss provision of $172,000 for 2016. The $1.5 million increase in noninterest income included and an increase of $743,000 in service charges on deposit accounts and a $485,000 increase in fees from Bankcard services. The $1.2 million, or 2.45%, year-over-year increase in noninterest expense includes additional staff from the acquisition of VBB and normal year-over-year escalation in wages.

For the year ended December 31, 2016, the Centers’ segment pre-tax profit increased by $2.0 million, or 1.35%, primarily due to an increase in interest income of $12.0 million, or 6.73%, compared to 2015. The $12.0 million increase in interest income for 2016 was principally due to a $376.1 million increase in average loans offset by a 23 basis point drop in the loan yield to 4.55% for 2016, compared to 4.78% for 2015. The increase in interest income was offset by a $1.5 million increase in noninterest expense for 2016 compared to 2015, principally due to additional compensation related costs resulting from the acquisition of CCB, the opening of our Santa Barbara commercial banking center in January 2016, and normal year-over-year escalation in wages. In addition, 2016 included a loan loss provision recapture of $172,000 for 2016, compared to a $6.7 million loan loss provision recapture for 2015.

Dairy & Livestock and Agribusiness

	For the Year Ended December 31,
	2017	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income	$10,798	$7,973	$7,558
(Recapture of) provision for loan losses	(3,913)	2,296	143
Noninterest income	232	223	261
Noninterest expense	1,963	1,958	1,844

Segment pre-tax profit	$12,980	$3,942	$5,832

Balance Sheet
Average loans	$441,451	$428,864	$370,582
Average interest-bearing deposits and customer repurchase agreements	$39,489	$23,606	$25,895
Yield on loans (1)	3.94%	3.46%	3.53%
Rate paid on interest-bearing deposits and customer repurchases	0.28%	0.15%	0.18%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For year ended December 31, 2017, the dairy & livestock and agribusiness segment pre-tax profit increased by $9.0 million, primarily due to a $3.9 million loan loss provision recapture for 2017, compared to a $2.3 million loan loss provision for 2016. Higher interest income of $2.6 million resulted from a 48 basis point increase in the loan yield for 2017 compared to 2016, principally due to an increase in the Bank’s Prime rate.

For the year ended December 31, 2016, the dairy & livestock and agribusiness segment pre-tax profit decreased by $1.9 million, or 32.41%, primarily due to an increase in the loan loss provision of $2.2 million for 2016, compared to 2015.

Other

	For the Year Ended December 31,
	2017	2016	2015
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income (1)	$72,755	$70,918	$77,751
(Recapture of) provision for loan losses	(6,299)	(8,524)	968
Noninterest income	20,212	15,150	12,545
Noninterest expense	87,453	84,656	76,377
Debt termination expense	-	16	13,870

Segment pre-tax profit (loss)	$11,813	$9,920	$(919)

Balance Sheet
Average investment securities	$3,070,636	$3,051,618	$3,096,488
Average loans	$343,848	$388,626	$410,048
Average interest-bearing deposits	$-	$174,986	$279,918
Average borrowings	$42,544	$28,806	$55,565
Yield on investment securities -TE	2.44%	2.42%	2.55%
Non-tax equivalent yield on investment securities	2.31%	2.24%	2.38%
Yield on loans	6.53%	6.26%	7.07%
Average cost of borrowings	1.95%	1.91%	3.27%

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

For year ended December 31, 2017, the Company’s other operating departments, including treasury and administration, reported a pre-tax profit that increased by $1.9 million compared to 2016. Net interest income increased by $1.8 million as interest expense declined by $3.0 million as a result of not renewing the time deposits with the State of California. Recapture of loan loss provision of $6.3 million decreased by $2.2 million for 2017, compared to 2016. The $5.1 million increase in noninterest income for 2017, was primarily due to a $2.9 million net gain from an eminent domain condemnation of one of our banking center buildings, a $906,000 net gain on the sale of a branch acquired from VBB, $775,000 in tax free income on the death benefit of a former director included in our BOLI policies, $443,000 of recoveries on ASB loans that were charged off prior to the acquisition, and a $542,000 net gain on the sale of our former operations and technology center. 2016 included a $1.1 million net gain on the sale of loans during the first quarter of 2016 and a $272,000 net gain on the sale of our Porterville branch in the second quarter of 2016. The $2.8 million increase in noninterest expense for 2017 was primarily due to increases in salaries and employee benefits, increased occupancy costs, higher levels of professional service expense, and increased acquisition related costs. The year-over-year increase in occupancy and equipment expense included both temporary and permanent expenses primarily related to the build-out and relocation to our new operations and technology building. Increases in professional services included $300,000 in higher legal expenses. Acquisition related expenses were $2.3 million, up $354,000 from the prior year. Partially offsetting these expense increases were $4.1 million in nonrecurring expenses in the fourth quarter of 2016 resulting from a fair value adjustment of $2.6 million for our operations and technology center and a $1.5 million accrual for the settlement of a wage-hour class action lawsuit.

The decline in average interest-bearing deposits was primarily due to maturing time deposits from the State of California that were not renewed in the latter half of 2016.

For the year ended December 31, 2016, the Company’s other operating departments reported a pre-tax profit of $9.9 million, compared to a pre-tax loss of $919,000 for 2015. This $10.8 million increase in pre-tax profit was primarily due to $13.9 million in debt termination expense as a result of the redemption of $200.0 million of fixed rate debt from the FHLB on February 23, 2015. In addition, 2016 included a loan loss provision recapture of $8.5 million for 2016, compared to a $968,000 loan loss provision for 2015. Net interest income decreased $6.8 million as a result of a $44.9 million decrease in average investments and a 14 basis point drop in non-tax equivalent yield on investments. The yield on loans also decreased 81 basis points from 2015. The overall decrease in net interest income was partially offset by a decrease of $1.4 million in interest expense due to the redemption of fixed rate debt from the FHLB in the first quarter of 2015. The $8.3 million increase in noninterest expense in 2016 included $4.1 million in nonrecurring expenses resulting from a fair value adjustment of $2.6 million for our operations center, and a $1.5 million accrual for the settlement of a wage-hour class action lawsuit. Acquisition expenses of $1.9 million in 2016 were due to the CCB acquisition and pending Valley Business Bank acquisition.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.27 billion at December 31, 2017. This represented an increase of $196.9 million, or 2.44%, from total assets of $8.07 billion at December 31, 2016. Interest-earning assets totaled $7.80 billion at December 31, 2017, an increase of $156.8 million, or 2.05%, when compared with interest-earning assets of $7.64 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $435.6 million increase in total loans, which was partially offset by a $271.3 million decrease in investment securities. The increase in total assets at December 31, 2017 included $405.9 million of acquired assets, including $309.7 million of acquired loans, from VBB in the first quarter of 2017. Total liabilities were $7.20 billion at December 31, 2017, an increase of $118.5 million, or 1.67%, from total liabilities of $7.08 billion at December 31, 2016. The $237.2 million increase in deposits at December 31, 2017 included $361.8 million of total deposits assumed from VBB during the first quarter of 2017, of which $172.5 million were noninterest-bearing deposits. Total equity increased $78.4 million, or 7.91%, to $1.07 billion at December 31, 2017, compared to total equity of $990.9 million at December 31, 2016. The $78.4 million increase in equity was due to $104.4 million in net earnings, $37.6 million for the issuance of common stock for the acquisition of VCBP, and $4.6 million for various stock-based compensation items. This was offset by $59.5 million for cash dividends declared for the year ended December 31, 2017, and an $8.7 million decrease in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2017, we reported total investment securities of $2.91 billion. This represented a decrease of $271.3 million, or 8.52%, from total investment securities of $3.18 billion at December 31, 2016. At December 31, 2017, investment securities HTM totaled $829.9 million. At December 31, 2017, our investment securities AFS totaled $2.08 billion, inclusive of a pre-tax unrealized gain of $2.9 million. The after-tax unrealized gain reported in AOCI on investment securities AFS was $1.7 million.

As of December 31, 2017, the Company had a pre-tax net unrealized holding gain on total investment securities of $2.7 million, compared to a pre-tax net unrealized holding gain of $16.3 million at December 31, 2016. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For 2017, total repayments/maturities and proceeds from sales of investment securities totaled $572.8 million, compared to $827.6 million for 2016. The Company purchased additional investment securities totaling $362.0 million and $808.0 million for 2017 and 2016, respectively. We sold one investment security with a recognized gain of $402,000 in 2017. This compares to two investment securities sold in 2016 with a recognized gain of $548,000 and one investment security sold in 2015 with a recognized loss of approximately $22,000.

The tables below summarize the fair value of AFS and HTM investment securities for the periods presented.

	December 31,
	2017		2016		2015
	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Government agency/GSE	$-	0.00%	$2,752	0.12%	$5,745	0.24%
Residential mortgage-backed securities	1,750,909	84.14%	1,834,748	80.81%	1,813,097	76.55%
CMO/REMIC - residential	273,829	13.16%	347,189	15.29%	383,781	16.20%
Municipal bonds	55,496	2.66%	80,071	3.53%	160,973	6.80%
Other securities	751	0.04%	5,706	0.25%	5,050	0.21%

Total available-for-sale securities	$2,080,985	100.00%	$2,270,466	100.00%	$2,368,646	100.00%

	December 31,
	2017		2016		2015
	Amortized Cost	Percent	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$159,716	19.25%	$182,648	20.03%	$293,338	34.47%
Residential mortgage-backed securities	176,427	21.26%	193,699	21.25%	232,053	27.27%
CMO	225,072	27.12%	244,419	26.81%	1,284	0.15%
Municipal bonds	268,675	32.37%	290,910	31.91%	324,314	38.11%

Total held-to-maturity securities	$829,890	100.00%	$911,676	100.00%	$850,989	100.00%

Fair Value	$819,215		$897,374		$853,039

The maturity distribution of the AFS and HTM portfolios consist of the following for the period presented.

	December 31, 2017
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$4,470	$1,651,561	$89,434	$5,444	$1,750,909	84.14%
CMO/REMIC - residential	4,696	269,133	-	-	273,829	13.16%
Municipal bonds (1)	8,172	11,908	6,766	28,650	55,496	2.66%
Other securities	751	-	-	-	751	0.04%

Total	$18,089	$1,932,602	$96,200	$34,094	$2,080,985	100.00%

Weighted average yield:
Residential mortgage-backed securities	4.15%	2.50%	2.31%	4.45%	2.50%
CMO/REMIC - residential	3.39%	2.42%	-	-	2.44%
Municipal bonds (1)	4.07%	2.52%	4.04%	2.60%	2.97%
Total	3.74%	2.49%	2.43%	2.88%	2.50%

(1)	The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax-equivalent yield at December 31, 2017 was 4.56%.

	December 31, 2017
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$425	$-	$-	$159,291	$159,716	19.25%
Residential mortgage-backed securities	-	84,682	88,744	3,001	176,427	21.26%
CMO	-	76,930	77,462	70,680	225,072	27.12%
Municipal bonds (1)	460	14,287	105,373	148,555	268,675	32.37%

Total	$885	$175,899	$271,579	$381,527	$829,890	100.00%

Weighted average yield:
Government agency/GSE	1.36%	-	-	1.90%	1.90%
Residential mortgage-backed securities	-	2.49%	2.49%	2.93%	2.50%
CMO	-	2.02%	2.05%	2.47%	2.17%
Municipal bonds (1)	2.59%	3.54%	3.23%	2.84%	3.03%
Total	2.00%	2.37%	2.65%	2.38%	2.47%

(1)	The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 31, 2017 was 4.66%.

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

The weighted-average yield on the total investment portfolio at December 31, 2017 was 2.50% with a weighted-average life of 4.3 years. This compares to a weighted-average yield of 2.38% at December 31, 2016 with a weighted-average life of 4.5 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the securities in the total investment portfolio, at December 31, 2017, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2017, approximately $101.3 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio are predominately AA or higher rated securities.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers for the periods presented.

	December 31, 2017		December 31, 2016
	Book Value	Market Value	Book Value	Market Value
Major issuer:	(Dollars in thousands)
Federal National Mortgage Association	$1,164,683	$1,170,306	$1,282,274	$1,291,769
Federal Home Loan Mortgage Corporation	991,287	988,480	1,036,363	1,039,163
Government National Mortgage Association	268,369	259,521	289,054	282,516
Small Business Administration	159,291	158,011	182,224	180,613

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state for the periods presented.

	December 31, 2017
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,089	20.2%	$10,992	19.8%
Iowa	8,618	15.7%	8,865	16.0%
Connecticut	6,639	12.1%	6,672	12.0%
California	5,609	10.2%	5,751	10.4%
Massachusetts	5,061	9.2%	5,040	9.1%
Arizona	2,698	4.9%	2,733	4.9%
All other states (9 states)	15,252	27.7%	15,443	27.8%

Total	$54,966	100.0%	$55,496	100.0%

Municipal Securities held-to-maturity:
Minnesota	$59,813	22.3%	$59,213	22.1%
Texas	32,025	11.9%	31,929	11.9%
Massachusetts	27,281	10.2%	27,217	10.2%
New York	14,718	5.5%	14,727	5.5%
Wisconsin	12,675	4.7%	12,472	4.7%
Louisiana	12,906	4.8%	12,652	4.7%
All other states (21 states)	109,257	40.6%	109,426	40.9%

Total	$268,675	100.0%	$267,636	100.0%

	December 31, 2016
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
California	$13,449	16.8%	$13,681	17.1%
Minnesota	11,100	13.9%	10,690	13.4%
Iowa	8,620	10.8%	8,800	11.0%
Arizona	7,033	8.8%	7,132	8.9%
Connecticut	6,979	8.7%	6,896	8.6%
Massachusetts	5,979	7.5%	5,770	7.2%
All other states (10 states)	26,977	33.5%	27,102	33.8%

Total	$80,137	100.0%	$80,071	100.0%

Municipal Securities held-to-maturity:
Minnesota	$68,913	23.7%	$67,651	23.6%
Texas	32,607	11.2%	32,051	11.2%
Massachusetts	18,645	6.4%	18,247	6.4%
Pennsylvania	17,506	6.0%	17,576	6.1%
New York	16,811	5.8%	16,738	5.8%
Ohio	16,400	5.6%	16,325	5.7%
All other states (21 states)	120,028	41.3%	118,330	41.2%

Total	$290,910	100.0%	$286,918	100.0%

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$583,143	$(6,232)	$-	$-	$583,143	$(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

The Company did not record any charges for other-than-temporary impairment losses for the years ended December 31, 2017 and 2016.

Loans

Total loans and leases, net of deferred fees and discounts, of $4.83 billion at December 31, 2017, increased by $435.6 million, or 9.91%, from $4.40 billion at December 31, 2016. The increase in total loans included $309.7 million of loans acquired from VBB in the first quarter of 2017. Excluding the acquired VBB loans, the $125.9 million, or 2.86%, increase in total loans was principally due to growth of $182.8 million in commercial real estate loans and $12.8 million in SBA loans. This growth was partially offset by decreases of $21.4 million in consumer and other loans, $17.2 million in commercial and industrial loans, $16.3 million in construction loans, and $14.7 million in SFR mortgage loans.

Total loans, net of deferred loan fees, comprise 62.02% of our total earning assets as of December 31, 2017. The following table presents our loan portfolio, excluding PCI and held-for-sale loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Commercial and industrial	$513,325	$485,078	$434,099	$390,011	$376,800
SBA	122,055	97,184	106,867	134,265	135,992
Real estate:
Commercial real estate	3,376,713	2,930,141	2,643,184	2,487,803	2,207,515
Construction	77,982	85,879	68,563	55,173	47,109
SFR mortgage	236,202	250,605	233,754	205,124	189,233
Dairy & livestock and agribusiness	347,289	338,631	305,509	279,173	294,292
Municipal lease finance receivables	70,243	64,639	74,135	77,834	89,106
Consumer and other loans	64,229	78,274	69,278	69,884	55,103

Gross loans, excluding PCI loans	4,808,038	4,330,431	3,935,389	3,699,267	3,395,150
Less: Deferred loan fees, net	(6,289)	(6,952)	(8,292)	(8,567)	(9,234)

Gross loans, excluding PCI loans, net of deferred loan fees	4,801,749	4,323,479	3,927,097	3,690,700	3,385,916
Less: Allowance for loan losses	(59,218)	(60,321)	(59,156)	(59,825)	(75,235)

Net loans, excluding PCI loans	4,742,531	4,263,158	3,867,941	3,630,875	3,310,681

PCI Loans	30,908	73,093	93,712	133,496	173,104
Discount on PCI loans	(2,026)	(1,508)	(3,872)	(7,129)	(12,789)
Less: Allowance for loan losses	(367)	(1,219)	-	-	-

PCI loans, net	28,515	70,366	89,840	126,367	160,315

Total loans and lease finance receivables	$4,771,046	$4,333,524	$3,957,781	$3,757,242	$3,470,996

As of December 31, 2017, $206.1 million, or 6.10% of the total commercial real estate loans included loans secured by farmland, compared to $180.6 million, or 6.16%, at December 31, 2016. The loans secured by farmland included $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017, compared to $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016. As of December 31, 2017, dairy & livestock and agribusiness loans of $347.3 million were comprised of $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans, compared to $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans at December 31, 2016.

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

As of December 31, 2017, the Company had $109.0 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2017, the Company had $14.4 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of December 31, 2017, the Company had $78.0 million in construction loans. This represents 1.61% of total gross loans held-for-investment. There were no PCI construction loans at December 31, 2017. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. At December 31, 2017, construction loans consisted of $41.1 million in SFR construction loans and $36.9 million in commercial construction loans. There were no nonperforming construction loans at December 31, 2017.

PCI Loans from the SJB Acquisition

These PCI loans were acquired from SJB on October 16, 2009 and were subject to a loss sharing agreement with the FDIC. Under the terms of such loss sharing agreement, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries up to $144.0 million in losses with respect to covered assets, after a first loss amount of $26.7 million. The loss sharing agreement covered 5 years for commercial loans and covers 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date. The loss sharing agreement for commercial loans expired on October 16, 2014 and will expire for single family residential loans on October 16, 2019.

The PCI loan portfolio included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is included under the shared-loss agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition were covered under the loss share agreement.

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Commercial and industrial	$934	$2,309	$7,473	$14,605	$19,047
SBA	1,383	327	393	1,110	1,414
Real estate:
Commercial real estate	27,431	67,594	81,786	109,350	141,141
Construction	-	-	-	-	644
SFR mortgage	162	178	193	205	313
Dairy & livestock and agribusiness	770	1,216	1,429	4,890	6,000
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	228	1,469	2,438	3,336	4,545

Gross PCI loans	30,908	73,093	93,712	133,496	173,104
Less: Purchase accounting discount	(2,026)	(1,508)	(3,872)	(7,129)	(12,789)

Gross PCI loans, net of discount	28,882	71,585	89,840	126,367	160,315
Less: Allowance for PCI loan losses	(367)	(1,219)	-	-	-

Net PCI loans	$28,515	$70,366	$89,840	$126,367	$160,315

The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

•	estimate of the remaining life of acquired loans which may change the amount of future interest income;

•	estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	changes in indices for acquired loans with variable rates of interest.

Our loan portfolio is geographically disbursed throughout our marketplace, with less than 5% located outside of California. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of December 31, 2017.

	December 31, 2017
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,648,944	34.3%	$1,155,739	34.2%
Central Valley	1,024,636	21.3%	685,325	20.3%
Inland Empire	745,323	15.5%	621,449	18.4%
Orange County	593,080	12.3%	366,271	10.9%
Central Coast	350,585	7.3%	287,319	8.5%
San Diego	111,927	2.3%	78,549	2.3%
Other California	110,407	2.3%	59,773	1.8%
Out of State	223,136	4.7%	122,288	3.6%

	$4,808,038	100.0%	$3,376,713	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of December 31, 2017.

	December 31, 2017
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$29,470	95.3%	$27,303	99.5%
Los Angeles County	1,329	4.3%	128	0.5%
Central Coast	109	0.4%	-	-
Other California	-	-	-	-

	$30,908	100.0%	$27,431	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans.

	December 31, 2017
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$208,283	5.7%	100.0%	$540
SFR mortgage - Mortgage pools	27,919	0.8%	100.0%	150

Total SFR mortgage	236,202	6.5%

Commercial real estate:
Multi-family	308,189	8.5%	-	1,295
Industrial	986,159	27.3%	39.6%	1,222
Office	607,333	16.8%	25.9%	1,295
Retail	533,457	14.8%	7.9%	1,511
Medical	252,100	7.0%	37.1%	1,970
Secured by farmland (2)	206,110	5.7%	100.0%	2,021
Other (3)	483,365	13.4%	42.8%	1,299

Total commercial real estate	3,376,713	93.5%

Total SFR mortgage and commercial real estate loans	$3,612,915	100.0%	36.9%	1,188

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

In the table above, SFR mortgage — Direct loans include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $10.9 million under this program during 2017.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, with a remaining balance totaling $27.9 million at December 31, 2017. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio.

	December 31, 2017
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$162	0.6%	100.0%	$162
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	162	0.6%
Commercial real estate:
Multi-family	583	2.1%	-	583
Industrial	3,956	14.3%	99.0%	283
Office	413	1.5%	100.0%	207
Retail	5,096	18.5%	32.9%	463
Medical	5,499	19.9%	100.0%	1,100
Secured by farmland	1,425	5.2%	100.0%	285
Other (2)	10,459	37.9%	64.9%	418

Total commercial real estate	27,431	99.4%

Total SFR mortgage and commercial real estate loans	$27,593	100.0%	72.0%	431

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches and gas stations, which represents approximately 78% of other loans.

The table below provides the maturity distribution for held-for-investment total gross loans, including PCI loans, as of December 31, 2017. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category at December 31, 2017

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of Loans:
Commercial and industrial	$185,936	$184,171	$144,152	$514,259
SBA	3,922	17,050	102,466	123,438
Real estate:
Commercial real estate	127,319	762,216	2,514,609	3,404,144
Construction	76,014	1,263	705	77,982
SFR mortgage	300	3,937	232,127	236,364
Dairy & livestock and agribusiness	242,517	96,609	8,933	348,059
Municipal lease finance receivables	442	8,982	60,819	70,243
Consumer and other loans	10,986	23,355	30,116	64,457

Total gross loans	$647,436	$1,097,583	$3,093,927	$4,838,946

Amount of Loans based upon:
Fixed Rates	$116,013	$643,936	$1,405,075	$2,165,024
Floating or adjustable rates	531,423	453,647	1,688,852	2,673,922

Total gross loans	$647,436	$1,097,583	$3,093,927	$4,838,946

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2017, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for loan losses.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, as of December 31 for each of the last five years.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans	$6,516	$5,526	$8,397	$11,901	$14,835
Troubled debt restructured loans (nonperforming)	4,200	1,626	12,622	20,285	25,119
OREO, net	4,527	4,527	6,993	5,637	6,475

Total nonperforming assets	$15,243	$11,679	$28,012	$37,823	$46,429

Troubled debt restructured performing loans	$4,809	$19,233	$42,687	$53,589	$66,955

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.32%	0.27%	0.70%	0.99%	1.37%

Percentage of nonperforming assets to total assets	0.18%	0.14%	0.37%	0.51%	0.70%

At December 31, 2017, loans classified as impaired, excluding PCI loans, totaled $15.5 million, or 0.32% of total gross loans, compared to $26.4 million, or 0.60% of total loans at December 31, 2016. At December 31, 2017, nonperforming loans of $10.7 million included $3.7 million of loans acquired from VBB in the first quarter of 2017. At December 31, 2017, impaired loans which were restructured in a TDR represented $9.0 million, of which $4.2 million were nonperforming and $4.8 million were performing.

Of the $15.5 million total impaired loans as of December 31, 2017, $12.7 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $2.8 million.

Troubled Debt Restructurings

Total TDRs were $9.0 million at December 31, 2017, compared to $20.9 million at December 31, 2016. At December 31, 2017, we had $4.2 million in nonperforming TDRs and $4.8 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	December 31, 2017		December 31, 2016
	Balance	Number of Loans	Balance	Number of Loans
		(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$190	3	$745	5
SBA	625	1	845	2
Real Estate:
Commercial real estate	1,291	2	13,445	6
Construction	-	-	-	-
SFR mortgage	2,703	10	2,967	10
Dairy & livestock and agribusiness	-	-	747	1
Consumer and other	-	-	484	2

Total performing TDRs	$4,809	16	$19,233	26

Nonperforming TDRs:
Commercial and industrial	$50	1	$156	3
SBA	281	2	312	2
Real Estate:
Commercial real estate	3,791	2	781	1
Construction	-	-	-	-
SFR mortgage	-	-	310	1
Dairy & livestock and agribusiness	78	1	-	-
Consumer and other	-	-	67	2

Total nonperforming TDRs	$4,200	6	$1,626	9

Total TDRs	$9,009	22	$20,859	35

At December 31, 2017 and 2016, $1,000 and $141,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for 2017 and 2016 were zero and $38,000, respectively.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$250	$313	$1,058	$506	$156
SBA	906	1,611	1,651	1,089	2,737
Real estate:
Commercial real estate	6,842	6,728	6,950	5,623	1,683
Construction	-	-	-	384	-
SFR mortgage	1,337	1,349	963	983	2,207
Dairy & livestock and agribusiness	829	829	829	1,324	-
Consumer and other loans	552	743	771	438	369

Total	$10,716	$11,573	$12,222	$10,347	$7,152

% of Total gross loans	0.22%	0.24%	0.26%	0.22%	0.16%
Past due 30-89 days:
Commercial and industrial	$768	$45	$-	$219	$-
SBA	403	-	-	329	352
Real estate:
Commercial real estate	-	220	218	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	400	403	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	1	6	1	429	84

Total	$1,172	$271	$619	$1,380	$436

% of Total gross loans	0.02%	0.01%	0.01%	0.03%	0.01%
OREO:
Real estate:
Commercial real estate	$-	$-	$-	$-	$-
Construction	4,527	4,527	4,527	4,527	4,527

Total	$4,527	$4,527	$4,527	$4,527	$4,527

Total nonperforming, past due, and OREO	$16,415	$16,371	$17,368	$16,254	$12,115

% of Total gross loans	0.34%	0.34%	0.37%	0.35%	0.28%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $10.7 million at December 31, 2017, or 0.22% of total loans, and included $3.7 million loans acquired from VBB in the first quarter of 2017. This compares to nonperforming loans of $7.2 million, or 0.16% of total loans, at December 31, 2016. The $3.5 million increase in nonperforming loans was principally due to a $5.2 million increase in nonperforming commercial real estate loans and an $829,000 increase in nonperforming daily & livestock and agribusiness loans, partially offset by a $1.8 million decrease in nonperforming SBA loans and an $870,000 decrease in nonperforming SFR mortgage loans.

We had $4.5 million in OREO at both December 31, 2017 and December 31, 2016. As of December 31, 2017, we had one OREO property, unchanged from December 31, 2016. There were no additions to or sales of OREO for the twelve months ended December 31, 2017. This asset was sold in the first quarter of 2018, which resulted in a net gain of $3.5 million.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay or the value of our collateral. See “Risk Management — Credit Risk Management” included herein.

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2017, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of December 31, 2017 and 2016.

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

The allowance for loan losses totaled $59.6 million as of December 31, 2017, compared to $61.5 million as of December 31, 2016. The allowance for loan losses was reduced by $8.5 million, offset by net recoveries of $6.5 million for the year ended December 31, 2017. This compares to a $6.4 million loan loss provision recapture, offset by net recoveries of $8.8 million for the same period of 2016.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and recapture of provision for loan losses for the periods presented.

	As of and For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$61,540	$59,156	$59,825	$75,235	$92,441
Charge-offs:
Commercial and industrial	(138)	(120)	(411)	(888)	(2,491)
SBA	-	-	(37)	(50)	-
Commercial real estate	-	-	(117)	(353)	-
Construction	-	-	-	-	-
SFR mortgage	-	(102)	(215)	-	(252)
Dairy & livestock and agribusiness	-	-	-	(1,061)	-
Consumer and other loans	(13)	(16)	(229)	(17)	(108)

Total charge-offs	(151)	(238)	(1,009)	(2,369)	(2,851)

Recoveries:
Commercial and industrial	118	630	319	873	544
SBA	78	40	41	114	215
Commercial real estate	154	792	4,330	140	402
Construction	6,036	7,174	581	885	703
SFR mortgage	212	-	186	401	367
Dairy & livestock and agribusiness	19	216	407	492	109
Consumer and other loans	79	170	76	154	55

Total recoveries	6,696	9,022	5,940	3,059	2,395

Net recoveries (charge-offs)	6,545	8,784	4,931	690	(456)
Recapture of provision for loan losses	(8,500)	(6,400)	(5,600)	(16,100)	(16,750)

Allowance for loan losses at end of period	$59,585	$61,540	$59,156	$59,825	$75,235

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,706	$7,156	$7,656	$9,088	$8,588
Other	-	-	-	(182)	-
(Recapture of) provision for unfunded loan commitments	(400)	(450)	(500)	(1,250)	500

Reserve for unfunded loan commitments at end of period	$6,306	$6,706	$7,156	$7,656	$9,088

Reserve for unfunded loan commitments to total unfunded loan commitments	0.66%	0.76%	0.92%	1.05%	1.45%

Amount of total loans at end of period (1)	$4,830,631	$4,395,064	$4,016,937	$3,817,067	$3,546,231
Average total loans outstanding (1)	$4,623,244	$4,195,129	$3,782,133	$3,598,720	$3,393,687

Net recoveries (charge-offs) to average total loans	0.14%	0.21%	0.13%	0.02%	-0.01%
Net recoveries (charge-offs) to total loans at end of period	0.14%	0.20%	0.12%	0.02%	-0.01%
Allowance for loan losses to average total loans	1.29%	1.47%	1.56%	1.66%	2.22%
Allowance for loan losses to total loans at end of period	1.23%	1.40%	1.47%	1.57%	2.12%
Net recoveries (charge-offs) to allowance for loan losses	10.98%	14.27%	8.34%	1.15%	-0.61%
Net recoveries (charge-offs) to recapture of provision for loan losses	77.00%	137.25%	88.05%	4.29%	-2.72%

(1)	Net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $75,000 (0.13%), $141,000 (0.23%) and $669,000 (1.13%) of the total allowance as of December 31, 2017, 2016 and 2015, respectively.

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

During the first quarter of 2017, a change was made to the Bank’s ALLL methodology to exclude the impact of the recent VBB acquisition from certain of the Bank’s qualitative factors that are otherwise designed to capture incremental risk in the legacy loan portfolio. The VBB acquired loans are also supported by a credit mark established through the determination of fair value for the acquired loan portfolio.

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

During both the second and fourth quarters of 2017, the Bank made no material changes to its ALLL methodology.

The Bank determined that the ALLL balance of $59.6 million was appropriate as a result of the net effect of reduced reserve requirements for (i) continued, moderate reductions in the historical loss rates for all portfolio segments (ii) positive migration in risk grades, with the greatest improvement in the dairy & livestock portfolio, and (iii) significant net recoveries of $6.5 million; offset by (i) modest increase in qualitative factors due to increases in the effect from economic factors associated with commercial real estate and metrics associated with loan portfolio concentrations , and (ii) requirements related to continued loan growth experienced during the year.

While we believe that the allowance at December 31, 2017 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

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

Allocation of Allowance for Loan Losses

	December 31,
	2017		2016		2015		2014		2013
	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category
	(Dollars in thousands)
Commercial and industrial	$7,280	10.6%	$8,154	11.0%	$8,588	10.8%	$7,074	10.2%	$8,502	10.6%
SBA	869	2.5%	871	2.2%	993	2.7%	2,557	3.5%	2,332	3.8%
Real estate:
Commercial real estate	41,722	69.8%	37,443	66.6%	36,995	65.7%	33,373	65.0%	39,402	62.1%
Construction	984	1.6%	1,096	1.9%	2,389	1.7%	988	1.5%	1,305	1.3%
SFR mortgage	2,112	4.9%	2,287	5.7%	2,103	5.8%	2,344	5.4%	2,718	5.3%
Dairy & livestock and agribusiness	4,647	7.2%	8,541	7.7%	6,029	7.6%	5,479	7.3%	11,728	8.3%
Municipal lease finance receivables	851	1.5%	941	1.5%	1,153	1.8%	1,412	2.0%	2,335	2.5%
Consumer and other loans	753	1.3%	988	1.8%	906	1.7%	1,262	1.8%	960	1.6%
PCI loans	367	0.6%	1,219	1.6%	-	2.2%	-	3.3%	-	4.5%
Unallocated (1)	-	-	-	-	-	-	5,336	-	5,953	-

Total	$59,585	100.0%	$61,540	100.0%	$59,156	100.0%	$59,825	100.0%	$75,235	100.0%

(1)	Based upon changes to our ALLL methodology, as described earlier in this document, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.55 billion at December 31, 2017. This represented an increase of $237.2 million, or 3.76%, over total deposits of $6.31 billion at December 31, 2016. This increase included $172.5 million of noninterest-bearing deposits and $361.8 million of total deposits acquired from VBB during the first quarter of 2017. In the fourth quarter of 2017, we sold a branch acquired from VBB, which included approximately $27 million in total deposits.

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	For the Year Ended December 31,
	2017		2016		2015
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$3,856,987	-	$3,539,707	-	$3,159,989	-
Interest-bearing deposits
Investment checking	421,795	0.08%	397,463	0.07%	353,650	0.06%
Money market	1,547,565	0.27%	1,462,679	0.26%	1,354,856	0.25%
Savings	367,782	0.10%	325,351	0.10%	290,095	0.10%
Time deposits	401,033	0.28%	584,149	0.27%	735,045	0.19%

Total deposits	$6,595,162		$6,309,349		$5,893,635

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average noninterest-bearing deposits totaled $3.86 billion for 2017, representing an increase of $317.3 million, or 8.96%, from average demand deposits of $3.54 billion for 2016. Average noninterest-bearing deposits represented 58.48% of total average deposits for 2017, compared to 56.10% of total average deposits for 2016.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $2.34 billion for 2017, representing an increase of $151.6 million, or 6.94%, from average savings deposits of $2.19 billion for 2016.

Average time deposits totaled $401.0 million for 2017, representing a decrease of $183.1 million, or 31.35%, from total average time deposits of $584.1 million for 2016. The decline was primarily due to the Bank’s decision in 2016 to no longer renew certificate of deposits issued to the State of California.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2017.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2017
(Dollars in thousands)
3 months or less	$38,695
Over 3 months through 6 months	15,008
Over 6 months through 12 months	34,372
Over 12 months	20,422

Total	$108,497

Time deposits totaled $385.3 million at December 31, 2017, representing an increase of $2.5 million, or 0.66%, from total time deposits of $382.8 million for December 31, 2016.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 7.65% for 2017, compared to 8.84% for 2016.

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding as of and for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
	(Dollars in thousands)
At December 31, 2017
Amount outstanding	$553,773	$-	$-	$553,773
Weighted-average interest rate	0.30%	-	-	0.30%
For the year ended December 31, 2017
Highest amount at month-end	$607,777	$-	$63,000	$670,777
Daily-average amount outstanding	$529,447	$-	$16,770	$546,217
Weighted-average interest rate	0.27%	-	1.00%	0.29%

At December 31, 2016
Amount outstanding	$603,028	$-	$53,000	$656,028
Weighted-average interest rate	0.26%	-	0.55%	0.28%
For the year ended December 31, 2016
Highest amount at month-end	$753,345	$5,000	$53,000	$811,345
Daily-average amount outstanding	$608,779	$710	$2,322	$611,811
Weighted-average interest rate	0.24%	1.19%	0.41%	0.24%

At December 31, 2015
Amount outstanding	$690,704	$-	$46,000	$736,704
Weighted-average interest rate	0.24%	-	0.28%	0.24%
For the year ended December 31, 2015
Highest amount at month-end	$690,704	$199,501	$46,000	$936,205
Daily-average amount outstanding	$628,821	$29,516	$275	$658,612
Weighted-average interest rate	0.23%	4.75%	0.21%	0.44%

At December 31, 2017, our borrowings included $553.8 million of repurchase agreements and zero other short-term borrowings. At December 31, 2016, our borrowings included $603.0 million in repurchase agreements and other short-term borrowings of $53.0 million.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2017, total funds borrowed under these agreements were $553.8 million with a weighted average interest rate of 0.30%, compared to $603.0 million with a weighted average rate of 0.26%.

At December 31, 2017, borrowed funds (customer repurchase agreements, FHLB advances and other borrowings) totaled $553.8 million. This represented a decrease of $102.3 million, or 15.59%, from total borrowed funds of $656.0 million at December 31, 2016. On February 23, 2015 we redeemed $200.0 million of our FHLB advances, which carried a fixed rate of 4.52% and was set to mature in November of 2016. The repayment of this advance, which resulted in a $13.9 million pre-tax debt termination expense as reflected in other operating expense, was funded from Citizens Business Bank deposits.

At December 31, 2017, $3.68 billion of loans and $1.91 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2017.

	Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$6,546,853	$6,515,561	$21,369	$1,609	$8,314
Customer repurchase agreements (1)	553,773	553,773	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	18,223	1,444	1,610	1,277	13,892
Operating leases	12,497	4,958	5,065	2,175	299
Affordable housing investment	3,345	2,698	551	35	61
Advertising agreements	1,197	1,197	-	-	-

Total	$7,161,662	$7,079,631	$28,595	$5,096	$48,340

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At December 31, 2017 we had no short-term borrowings, compared to $53.0 million in short-term borrowings with the FHLB at a cost of 55 basis points at December 31, 2016.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2017.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$489,387	$378,095	$87,495	$12,250	$11,547
SBA	640	242	-	4	394
Real estate:
Commercial real estate	140,389	17,119	70,456	44,399	8,415
Construction	92,712	75,760	16,804	-	148
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	121,847	65,694	56,153	-	-
Consumer and other loans	79,547	16,109	8,284	6,668	48,486

Total commitment to extend credit	924,522	553,019	239,192	63,321	68,990
Obligations under letters of credit	37,577	33,779	3,798	-	-

Total	$962,099	$586,798	$242,990	$63,321	$68,990

(1)	Total commitments to extend credit to agribusiness were $7.5 million at December 31, 2017.

As of December 31, 2017, we had commitments to extend credit of approximately $924.5 million, and obligations under letters of credit of $37.6 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded a recapture of provision for unfunded loan commitments of $400,000 for 2017, compared to $450,000 for 2016. The Company had a reserve for unfunded loan commitments of $6.3 million as of December 31, 2017 and $6.7 million as of December 31, 2016 included in other liabilities.

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

The Company’s total equity was $1.07 billion at December 31, 2017. This represented an increase of $78.4 million, or 7.91%, from total equity of $990.9 million at December 31, 2016. The increase in 2017 resulted from $104.4 million in net earnings, $37.6 million for the issuance of stock for the acquisition of VCBP, and $4.6 million for various stock based compensation items related to shares issued pursuant to our stock-based compensation plan. This was offset by $59.5 million for cash dividends declared on common stock, an $8.7 million decrease in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio.

During 2017, the Board of Directors of CVB declared quarterly cash dividends totaling $0.54 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of the Company’s outstanding shares. During 2017, the Company did not repurchase any shares of common stock under this program, compared to 81,800 shares of our common stock outstanding repurchased in 2016. As of December 31, 2017, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2017, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business — Regulation and Supervision — Capital Adequacy Requirements”.

At December 31, 2017, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			December 31, 2017		December 31, 2016
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	11.88%	11.77%	11.49%	11.36%
Common equity Tier I capital ratio	4.50%	6.50%	16.43%	16.71%	16.48%	16.76%
Tier 1 risk-based capital ratio	6.00%	8.00%	16.87%	16.71%	16.94%	16.76%
Total risk-based capital ratio	8.00%	10.00%	18.01%	17.86%	18.19%	18.01%

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

Natural disasters, such as storms, earthquakes, drought and other weather conditions, as well as natural disasters and problems related to possible climate changes, may from time-to-time cause or create the risk of damage to facilities, buildings, property or other assets of Bank customers, borrowers or municipal debt issuers. This could in turn affect their financial condition or results of operations and as a consequence their ability or capacity to repay debt or fulfill other obligations to the Bank. While we do not currently have reason to believe that any of the Bank’s loans or municipal securities are materially impaired as a result of such damage, there can be no assurance that this will continue to be the case, particularly where recent storms and natural disasters whose impact is still being evaluated by the concerned parties.

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

The Bank’s loan policy is updated annually and approved by the Board of Directors. It prescribes underwriting guidelines and procedures for all loan categories in which the Bank participates to establish risk tolerance and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall credit-worthiness of the borrower, guarantor support, etc. All loan requests considered by the Bank should be for a clearly defined legitimate purpose with a determinable primary source, as well as alternate sources of repayment. All loans should be supported by appropriate documentation including, current financial statements, credit reports, collateral information, guarantor asset verification, tax returns, title reports, appraisals (where appropriate), and other documents of quality that will support the credit.

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

The Company obtains a semi-annual independent credit review by engaging an outside party to review a sample of our loans and leases. The primary purpose of this review is to evaluate our existing loan ratings and provide an assessment as to the effectiveness of our allowance process.

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

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with ASC 450-10, Contingencies. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, dairy & livestock and agribusiness loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other behavioral characteristics of the subject portfolios.

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

Our primary sources and uses of funds for the Company are loans and deposits. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.55 billion at December 31, 2017 increased $237.2 million, or 3.76%, over total deposits of $6.31 billion at December 31, 2016.

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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2017 and 2016. For further details see our “Consolidated Statements of Cash Flows” under Part IV consolidated financial statements of this report.

Consolidated Summary of Cash Flows

	For the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Average cash and cash equivalents	$188,989	$367,182
Percentage of total average assets	2.28%	4.58%

Net cash provided by operating activities	$139,592	$123,255
Net cash provided by (used in) investing activities	138,852	(152,739)
Net cash (used in) provided by financing activities	(255,700)	45,020

Net increase in cash and cash equivalents	$22,744	$15,536

Average cash and cash equivalents decreased by $178.2 million, or 48.53%, to $189.0 million for the year ended December 31, 2017, compared to $367.2 million for the same period of 2016.

At December 31, 2017, cash and cash equivalents totaled $144.4 million. This represented an increase of $22.7 million, or 18.70%, from $121.6 million at December 31, 2016.

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

The table below provides the actual balances as of December 31, 2017 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2017, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2017	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,080,985	2.32%	$21,049	$49,813	$226,516	$1,032,521	$751,086	$2,080,985
Investment securities held-to-maturity (1)	829,890	2.77%	28,252	47,289	27,831	28,652	697,866	819,215
Investment in FHLB stock	17,688	7.62%	-	-	-	-	17,688	17,688
Interest-earning deposits due from Federal Reserve and with other institutions	42,488	1.08%	37,516	3,675	245	-	1,052	42,488
Loans and lease finance receivables (2)	4,830,631	4.63%	645,459	294,350	208,282	210,537	3,472,003	4,737,987

Total interest-earning assets	$7,801,682		$732,276	$395,127	$462,874	$1,271,710	$4,939,695	$7,698,363

Interest-bearing liabilities:
Interest-bearing deposits	$2,700,417	0.22%	$2,669,125	$14,173	$7,196	$1,562	$8,361	$2,697,781
Borrowings	553,773	0.29%	553,773	-	-	-	-	553,416
Junior subordinated debentures	25,774	2.61%	-	-	-	-	25,774	18,070

Total interest-bearing liabilities	$3,279,964		$3,222,898	$14,173	$7,196	$1,562	$34,135	$3,269,267

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Gross loans, net of deferred loan fees, costs and discounts.

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

The following depicts the Company’s net interest income sensitivity analysis for the periods presented below.

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2017		December 31, 2016
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	12-month Period	24-month Period (Cumulative)
+ 200 basis points	3.17%	6.35%	-1.18%	1.16%
- 100 basis points	-2.70%	-5.53%	-2.05%	-4.19%

(1)   Percentage change from base.

Based on our current simulation models, we believe that the interest rate risk profile of the balance sheet is slightly asset sensitive over both a one year and a two year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. The increase in sensitivity over the prior year was primarily due to changes in assumptions regarding re-pricing characteristics for non-contractual maturity deposits. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

We also perform valuation analysis which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2017, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates. The change from the prior year is primarily due to the increase in non-interest bearing deposits and a lower level of short-term borrowings.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	December 31, 2017	December 31, 2016
100 bp decrease in interest rates	-9.8%	-9.1%
100 bp increase in interest rates	4.2%	0.8%
200 bp increase in interest rates	7.1%	0.2%
300 bp increase in interest rates	6.0%	-1.5%
400 bp increase in interest rates	4.2%	-3.7%

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

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	Most of our investment securities are either municipal securities or securities either issued or guaranteed by government, agencies, including Fannie Mae, Freddie Mac, SBA or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of A or above.

•	We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is predominately supported by insurance companies that carry an AM Best rating of A- or greater.

•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps. Our Counterparty is a major financial institution and our agreement requires the Counterparty to post cash collateral for mark-to-market balances due to us.

•	We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is generally mitigated as the loans with swaps are underwritten to take into account potential additional exposure.

•	As of December 31, 2017 we had $331.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. At December 31, 2017, we had no short-term borrowings.

•	Our secured borrowing capacity with the FHLB was $2.66 billion, of which $2.66 billion was available as of December 31, 2017.

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

In general, transaction risk is defined as high, medium or low by the Company. The audit plan ensures that high risk areas are reviewed annually. We utilize internal auditors and independent audit firms to test key controls of operational processes and to audit information systems, compliance management programs, loan credit reviews and trust services.

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

We maintain limited deposit accounts with various foreign banks. Our Interbank Liability Policy seeks to limit the balance in any of these accounts to an amount that does not in our judgment present a significant risk to our earnings from changes in the value of foreign currencies.

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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2017.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited CVB Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Los Angeles, California

March 1, 2018

3) Evaluation of Disclosure Controls and Procedures; Changes in Internal Control over Financial Reporting

We maintain controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such information is reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in SEC Rule 13a-15(e) and 15d-15(e) promulgated pursuant to the Exchange Act.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

During the fiscal quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following table summarizes information as of December 31, 2017 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	587,915	$13.12	583,192
Equity compensation plans not approved by security holders	-	$-	-

Total	587,915	$13.12	583,192

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Reference is made to the Index to Financial Statements on page 87 for a list of financial statements filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements on page 87 for the listing of supplementary financial statement schedules required by this item.

(3) Exhibits

The listing of exhibits required by this item is set forth in the Index to Exhibits on page 93 of this Annual Report on Form 10-K.

(b)	Exhibits

See Index to Exhibits on Page 93 of this Form 10-K.

(c)	Financial Statement Schedules

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

ITEM 16.	FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit No.

3.1	Articles of Incorporation of CVB Financial Corp., as amended (1)

3.2	Bylaws of CVB Financial Corp., as amended (2)

4.1	Form of CVB Financial Corp.’s Common Stock certificate (3)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated February 4, 2014†(4)

10.1(b)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007†(5)

10.2	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(6)

10.3	Form of Indemnification Agreement (7)

10.4(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(8)

10.4(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(9)

10.4(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(10)

10.4(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(11)

10.4(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(12)

10.4(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(13)

10.4(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(14)

10.4(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(15)

10.5	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007†(16)

10.6(a)	Offer letter for David A. Brager, dated November 17, 2010†(17)

10.6(b)	Amended and Restated Severance Compensation Agreement by and between David A. Brager and Citizens Business Bank, effective January 1, 2018†(18)

10.7(a)	Offer letter for David C. Harvey, dated December 7, 2009†(19)

10.7(b)	Amended and Restated Severance Compensation Agreement by and between David C. Harvey and Citizens Business Bank, effective January 1, 2018†(20)

10.8	CVB Financial Corp. 2015 Executive Incentive Plan†(21)

10.9(a)	Consulting Services Agreement among CVB Financial Corp., Citizens Business Bank and Richard C. Thomas†(22)

10.9(b)	Waiver and General Release Agreement among CVB Financial Corp. Citizens Business Bank and Richard C. Thomas†(23)

10.10(a)	Offer Letter for E. Allen Nicholson executed April 30, 2016†(24)

10.10(b)	Amended and Restated Severance Compensation Agreement by and between E. Allen Nicholson and Citizens Business Bank, effective January 1, 2018†(25)

10.11(a)	Offer Letter for David Farnsworth dated July 1, 2016†(26)

Exhibit No.

10.11(b)	Amended and Restated Severance Compensation Agreement by and between David Farnsworth and Citizens Business Bank, effective January 1, 2018†(27)

10.12	Amended and Restated Severance Compensation Agreement by and between Yamynn De Angelis and Citizens Business Bank, effective January 1, 2018†*

10.13	Severance Compensation Agreement by and between Richard H. Wohl and Citizens Business Bank, effective July 10, 2017†*

12	Statements regarding computation of ratios*

21	Subsidiaries of the Company*

23	Consent of KPMG LLP*

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan.
‡	Except as noted below, Form 8-A12G, Form 8-K, Form 10-Q, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 9, 2010.
(2)	Incorporated herein by reference to Exhibits 3.2(A) and 3.2(B) to our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(3)	Incorporated herein by reference to Exhibit 4.1 to our Form 8-A12G filed with the SEC on June 11, 2001.
(4)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(5)	Incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(6)	Incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 29, 2016.

(8)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(9)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 22, 2009
(10)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(11)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(12)	Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.
(13)	Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.
(14)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(15)	Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(16)	Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(17)	Incorporated herein by reference to Exhibit 10.13(A) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(18)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 11, 2017.
(19)	Incorporated herein by reference to Exhibit 10.21(A) to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(20)	Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 11, 2017.
(21)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 3, 2015.
(22)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2016
(23)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 27, 2016
(24)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2016.
(25)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2017.
(26)	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 9, 2016.
(27)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 11, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2018.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND V. O’BRIEN III Raymond V. O’Brien	Chairman of the Board	March 1, 2018

/s/ GEORGE. A. BORBA, JR. George A. Borba, Jr.	Vice Chairman	March 1, 2018

/s/ STEPHEN A. DEL GUERCIO	Director	March 1, 2018
Stephen A. Del Guercio

/s/ RODRIGO GUERRA, JR. Rodrigo Guerra, Jr.	Director	March 1, 2018

/s/ ANNA KAN Anna Kan	Director	March 1, 2018

/s/ KRISTINA M. LESLIE Kristina M. Leslie	Director	March 1, 2018

/s/ HAL W. OSWALT Hal W. Oswalt	Director	March 1, 2018

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018

/s/ E. ALLEN NICHOLSON E. Allen Nicholson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$119,841	$119,445
Interest-earning balances due from Federal Reserve	24,536	2,188

Total cash and cash equivalents	144,377	121,633

Interest-earning balances due from depository institutions	17,952	47,848
Investment securities available-for-sale, at fair value (with amortized cost of $2,078,131 at December 31, 2017, and $2,255,874 at December 31, 2016)	2,080,985	2,270,466
Investment securities held-to-maturity (with fair value of $819,215 at December 31, 2017, and $897,374 at December 31, 2016)	829,890	911,676

Total investment securities	2,910,875	3,182,142

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	4,830,631	4,395,064
Allowance for loan losses	(59,585)	(61,540)

Net loans and lease finance receivables	4,771,046	4,333,524

Premises and equipment, net	46,166	42,086
Bank owned life insurance (BOLI)	146,486	134,785
Accrued interest receivable	22,704	22,259
Intangibles	6,838	5,010
Goodwill	116,564	89,533
Other real estate owned (OREO)	4,527	4,527
Income taxes	40,046	45,429
Asset held-for-sale	-	3,411
Other assets	25,317	23,832

Total assets	$8,270,586	$8,073,707

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$3,846,436	$3,673,541
Interest-bearing	2,700,417	2,636,139

Total deposits	6,546,853	6,309,680
Customer repurchase agreements	553,773	603,028
Other borrowings	-	53,000
Deferred compensation	18,223	12,361
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	-	23,777
Other liabilities	56,697	55,225

Total liabilities	7,201,320	7,082,845

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 110,184,922 at December 31, 2017, and 108,251,981 at December 31, 2016	573,453	531,192
Retained earnings	494,361	449,499
Accumulated other comprehensive income, net of tax	1,452	10,171

Total stockholders’ equity	1,069,266	990,862

Total liabilities and stockholders’ equity	$8,270,586	$8,073,707

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Interest income:
Loans and leases, including fees	$214,126	$192,992	$185,663
Investment securities:
Investment securities available-for-sale	49,778	47,702	63,190
Investment securities held-to-maturity	21,015	20,227	9,018

Total investment income	70,793	67,929	72,208

Dividends from FHLB stock	1,375	2,224	2,774
Interest-earning deposits with other institutions and federal funds sold	932	1,905	868

Total interest income	287,226	265,050	261,513

Interest expense:
Deposits	6,044	5,957	5,266
Borrowings and customer repurchase agreements	1,579	1,478	2,867
Junior subordinated debentures	673	541	438

Total interest expense	8,296	7,976	8,571

Net interest income before recapture of provision for loan losses	278,930	257,074	252,942
Recapture of provision for loan losses	(8,500)	(6,400)	(5,600)

Net interest income after recapture of provision for loan losses	287,430	263,474	258,542

Noninterest income:
Service charges on deposit accounts	15,809	15,066	15,567
Trust and investment services	9,845	9,595	8,642
Bankcard services	3,406	2,921	3,094
BOLI income	3,420	2,612	2,561
Gain on sale of loans	-	1,101	732
Other	9,638	4,257	2,887

Total noninterest income	42,118	35,552	33,483

Noninterest expense:
Salaries and employee benefits	87,065	82,630	78,618
Occupancy and equipment	16,756	15,641	14,892
Professional services	5,940	5,054	5,757
Software licenses and maintenance	6,385	5,465	5,368
Marketing and promotion	4,839	5,027	5,015
Recapture of provision for unfunded loan commitments	(400)	(450)	(500)
Debt termination expense	-	16	13,870
Acquisition related expenses	2,251	1,897	475
Impairment loss on asset held-for-sale	-	2,558	-
Legal settlement	-	1,500	-
Other	17,917	17,402	17,164

Total noninterest expense	140,753	136,740	140,659

Earnings before income taxes	188,795	162,286	151,366

Income taxes	84,384	60,857	52,221

Net earnings	$104,411	$101,429	$99,145

Other comprehensive loss:
Unrealized loss on securities arising during the period, before tax	$(14,629)	$(17,966)	$(17,550)
Less: Reclassification adjustment for net (gain) loss on securities included in net income	(402)	(548)	22

Other comprehensive loss, before tax	(15,031)	(18,514)	(17,528)
Less: Income tax benefit related to items of other comprehensive loss	6,312	7,776	7,362

Other comprehensive loss, net of tax	(8,719)	(10,738)	(10,166)

Comprehensive income	$95,692	$90,691	$88,979

Basic earnings per common share	$0.95	$0.94	$0.93
Diluted earnings per common share	$0.95	$0.94	$0.93
Cash dividends declared per common share	$0.54	$0.48	$0.48

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	105,893	$495,220	$351,814	$31,075	$878,109
Repurchase of common stock	(54)	(834)	-	-	(834)
Exercise of stock options	449	5,144	-	-	5,144
Tax benefit from exercise of stock options	-	308	-	-	308
Shares issued pursuant to stock-based compensation plan	97	2,733	-	-	2,733
Cash dividends declared on common stock ($0.48 per share)	-	-	(51,040)	-	(51,040)
Net earnings	-	-	99,145	-	99,145
Other comprehensive loss	-	-	-	(10,166)	(10,166)

Balance, December 31, 2015	106,385	$502,571	$399,919	$20,909	$923,399

Repurchase of common stock	(116)	(1,907)	-	-	(1,907)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	483	5,151	-	-	5,151
Tax benefit from exercise of stock options	-	932	-	-	932
Shares issued pursuant to stock-based compensation plan	106	2,803	-	-	2,803
Cash dividends declared on common stock ($0.48 per share)	-	-	(51,849)	-	(51,849)
Net earnings	-	-	101,429	-	101,429
Other comprehensive loss	-	-	-	(10,738)	(10,738)

Balance, December 31, 2016	108,252	$531,192	$449,499	$10,171	$990,862

Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(50)	(1,128)	-	-	(1,128)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	283	2,683	-	-	2,683
Shares issued pursuant to stock-based compensation plan	66	2,953	-	-	2,953
Cash dividends declared on common stock ($0.54 per share)	-	-	(59,483)	-	(59,483)
Net earnings	-	-	104,411	-	104,411
Other comprehensive loss	-	-	-	(8,719)	(8,719)

Balance, December 31, 2017	110,185	$573,453	$494,361	$1,452	$1,069,266

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Interest and dividends received	$296,885	$279,210	$277,593
Service charges and other fees received	35,003	31,044	29,604
Interest paid	(8,286)	(7,987)	(9,467)
Net cash paid to vendors, employees and others	(113,241)	(127,003)	(132,499)
Income taxes	(70,250)	(51,495)	(58,500)
Payments to FDIC, loss share agreement	(519)	(514)	(1,089)

Net cash provided by operating activities	139,592	123,255	105,642

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	1,952	1,423	7,750
Net change in interest-earning balances from depository institutions	30,375	47,179	(5,573)
Proceeds from sale of investment securities held-for-sale	5,403	1,957	975
Proceeds from repayment of investment securities available-for-sale	425,666	448,823	395,430
Proceeds from maturity of investment securities available-for-sale	28,620	97,603	128,709
Purchases of investment securities available-for-sale	(319,603)	(461,674)	(694,630)
Proceeds from repayment and maturity of investment securities held-to-maturity	118,540	281,141	51,025
Purchases of investment securities held-to-maturity	(42,400)	(346,334)	-
Net increase in loan and lease finance receivables	(111,879)	(203,040)	(189,707)
Proceeds from sale of loans	-	6,417	3,629
Proceeds from sale of asset held-for-sale	4,012	-	-
Proceeds from sales of premises and equipment	-	-	926
Purchase of premises and equipment	(4,893)	(12,615)	(1,869)
Proceeds from sales of other real estate owned	-	2,102	2,587
Cash used in sale of branch, net	(25,266)	(8,217)	-
Cash acquired from acquisition, net of cash paid	28,325	(7,504)	-

Net cash provided by (used in) investing activities	138,852	(152,739)	(300,748)

Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(50,611)	541,210	378,321
Net decrease in time deposits	(47,342)	(363,486)	(65,719)
Repayment of FHLB advances	-	(5,000)	(200,000)
Net (decrease) increase in other borrowings	(53,000)	7,000	-
Net (decrease) increase in customer repurchase agreements	(49,255)	(87,255)	127,077
Cash dividends on common stock	(57,047)	(51,625)	(48,862)
Repurchase of common stock	(1,128)	(1,907)	(834)
Proceeds from exercise of stock options	2,683	5,151	5,144
Tax benefit related to exercise of stock options	-	932	308

Net cash (used in) provided by financing activities	(255,700)	45,020	195,435

Net increase in cash and cash equivalents	22,744	15,536	329
Cash and cash equivalents, beginning of period	121,633	106,097	105,768

Cash and cash equivalents, end of period	$144,377	$121,633	$106,097

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$104,411	$101,429	$99,145

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	-	(1,101)	(732)
Gain on sale of branch	(906)	(272)	-
Gain on eminent domain condemnation	(2,894)	-	-
(Gain) loss on sale of investment securities	(402)	(548)	22
Impairment loss on asset held-for-sale	-	2,558	-
Loss (gain) on sale of other real estate owned	-	27	(384)
Increase in bank owned life insurance	(2,279)	(3,829)	(4,029)
Net amortization of premiums and discounts on investment securities	18,017	21,005	19,540
Accretion of PCI discount	(1,769)	(2,506)	(4,032)
Recapture of provision for loan losses	(8,500)	(6,400)	(5,600)
Recapture of provision for unfunded loan commitments	(400)	(450)	(500)
Valuation adjustment on other real estate owned	-	337	162
Payments to FDIC, loss share agreement	(519)	(514)	(1,089)
Stock-based compensation	2,953	2,803	2,733
Depreciation and amortization, net	(645)	3,802	(1,474)
Change in other assets and liabilities	32,525	6,914	1,880

Total adjustments	35,181	21,826	6,497

Net cash provided by operating activities	$139,592	$123,255	$105,642

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$-	$23,777	$1,696
Transfer of loans to other real estate owned	$-	$-	$3,721
Issuance of common stock for acquisition	$37,637	$21,642	$-
Transfer of AFS securities to HTM securities	$-	$-	$898,598

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2017

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 50 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

On March 10, 2017, we completed the acquisition of Valley Commerce Bancorp (“VCBP”), the holding company for Valley Business Bank (“VBB”), headquartered in the Central Valley area of California with four branch locations and total assets of approximately $400 million. This acquisition strengthens our market share in the Central Valley area of California. Our consolidated financial statements for 2017 include VBB operations, post-merger. See Note 4 — Business Combinations, included herein.

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

Segments — The Company’s operating business units have been divided into two reportable segments: (i) Banking Centers (“Centers”) and (ii) Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. The Centers and Dairy & Livestock and Agribusiness are the focal points for customer sales and services and the primary focus of management of the Company. The Centers’ and Dairy & Livestock and Agribusiness lines of business generally consist of loans, deposits, and fee generating products and services that the Bank offers to its clients and prospects. All other operating departments have been aggregated and included in the “Other” category for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type. Refer to Note 21 — Business Segments of these consolidated financial statements.

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

Loans and Lease Finance Receivables — Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees and purchase price discounts. Purchase Credit Impaired (“PCI”) loans are those loans that when we acquired them were deemed to be impaired. PCI loans are included in total loans and lease finance receivables as of December 31, 2017. Refer to Note 7 — Loans and Lease Finance Receivables and Allowance for Loan Losses for total loans, excluding PCI loans, by type and to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type.

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

During the fourth quarter of 2015 the Bank implemented an enhanced ALLL methodology and governance. These enhancements included (i) changes to the look back period, (ii) further aggregation of the loan segments, (iii) updates of the historical loss rates, (iv) updates to the qualitative factors, and (v) updates to the documentation, controls and validation of the ALLL methodology. The look back period was changed from the previous rolling 20-quarters to a through-the-cycle time frame beginning with the first quarter of 2009 through the fourth quarter of 2017. This change encompassed the time period outlined and continues to expand by one quarter until such time that the current economic cycle ends, triggered by independent evidence that a recession has begun. This change was implemented to lengthen the look back period to produce meaningful results that more appropriately reflect the level of incurred losses in the Bank’s loan portfolio given the current, extended credit cycle. Similarly, the Bank analyzed its various loan segments and aggregated loans with similar risk characteristics into eight (8) segments in order to capture sufficient loss observations, and to produce more reliable historical loss rates for a given segment. In addition, the Bank enhanced its calculation of loss emergence periods for each loan segment and applied them to the through-the-cycle historical loss rates. The update to the qualitative factor component of the ALLL provided for increased use of quantitative metrics and application to each of the factors utilizing a comparison of current measurements to historical results within the range of the expanded look back period. Based upon the aforementioned changes in the ALLL methodology the documentation, controls, validation and governance processes have been further enhanced to ensure that the overall ALLL process is structured, transparent and repeatable. The Bank annually updates its ALLL methodology to ensure the relevance and reliability of key measures and assumptions that produce the allowance outcomes over the following four (4) quarters until the next update.

Purchase Credit Impaired Loans — PCI loans are those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we were “covered” for reimbursement for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. We account for PCI loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool). Refer to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type at December 31, 2017.

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

The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset was dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset were determined on the same basis as the loss estimates on the related covered loans and was the present value of the cash flows the Company expected to collect from the FDIC under the loss sharing agreement. The difference between the present value and the undiscounted cash flows the Company expected to collect from the FDIC was accreted (or amortized) into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset was adjusted for any changes in expected cash flows based on covered loan performance. Any increases in the cash flows of covered loans over those expected reduced the FDIC indemnification asset and any decreases in the cash flows of covered loans over those acquired decreased the FDIC indemnification asset, with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life. These increases and decreases to the FDIC indemnification asset were recorded as adjustments to noninterest income. As the loss sharing agreement for commercial loans expired on October 16, 2014 and will expire for single-family residential loans on October 16, 2019, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC was included in other liabilities December 31, 2017.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2017.

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

CitizensTrust — This division provides trust, investment and brokerage related services and asset management, as well as financial planning, estate planning, retirement planning, and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario and Newport Beach. At December 31, 2017, CitizensTrust had approximately $2.88 billion in assets under management and administration, including $2.15 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Other Contingencies — For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations. Our accruals and disclosures for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. Except as discussed in Note 15 — Commitments and Contingencies at December 31, 2017, the Company does not have any litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

Adoption of New Accounting Standard — In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this standard during the first quarter of 2017. The primary impact of the adoption of the standard on the Company’s consolidated financial statements was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which reduced income tax expense by approximately $1.6 million for the year ended December 31, 2017. We also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period. The remaining provision of this accounting standard did not have a material on the Company’s unaudited consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this ASU effective January 1, 2017 and the adoption did not have a significant impact on its consolidated financial statements.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This update to the ASC requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 to January 1, 2018. The Company intends to adopt the accounting standard during the first quarter of 2018, as required. We have completed our assessment of the impact of adoption of this ASU on the Company’s consolidated financial statements and determined that this ASU does not have a material impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are excluded from the scope of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance in this ASU among other things, (i) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and will require application using a retrospective transition method. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements, and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognized an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU No. 2017-09 are effective for annual periods, and interim within those annual reporting periods, beginning after December 15, 2017; early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statement.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 changes the recognition and presentation requirements of hedge accounting and makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this ASU better align an entity’s financial reporting and risk management activities for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as qualifying hedging relationships, and therefore, does not utilize hedge accounting. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act (“Tax Reform Act”). The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and the provisions of the amendment should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

4.	BUSINESS COMBINATIONS

Valley Commerce Bancorp Acquisition

On March 10, 2017, the Company completed the acquisition of VCBP, the holding company for VBB, headquartered in the Central Valley area of California. The Company acquired all of the assets and assumed all of the liabilities of VCBP for $23.2 million in cash and $37.6 million in stock. As a result, VBB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further strengthen its presence in the Central Valley area of California. At close, VBB had four branches located in Visalia, Tulare, Fresno, and Woodlake. The systems integration of VCBP and CBB was completed in May 2017. Three of these center locations were consolidated with nearby CBB locations in the third quarter of 2017 and the Company sold the Woodlake branch in the fourth quarter of 2017.

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

For the year ended December 31, 2017, the Company incurred merger related expenses associated with the VCBP acquisition of $2.1 million.

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

For the year ended December 31, 2017 and 2016, the Company incurred merger related expenses associated with the CCB acquisition of $145,000 and $1.4 million, respectively.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are traded in markets where similar assets are actively traded. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,747,780	$11,231	$(8,102)	$1,750,909	84.14%
CMO/REMIC - residential	274,634	1,277	(2,082)	273,829	13.16%
Municipal bonds	54,966	774	(244)	55,496	2.66%
Other securities	751	-	-	751	0.04%

Total available-for-sale securities	$2,078,131	$13,282	$(10,428)	$2,080,985	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$159,716	$854	$(2,134)	$158,436	19.25%
Residential mortgage-backed securities	176,427	667	(382)	176,712	21.26%
CMO	225,072	-	(8,641)	216,431	27.12%
Municipal bonds	268,675	2,751	(3,790)	267,636	32.37%

Total held-to-maturity securities	$829,890	$4,272	$(14,947)	$819,215	100.00%

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$2,750	$2	$-	$2,752	0.12%
Residential mortgage-backed securities	1,822,168	18,812	(6,232)	1,834,748	80.81%
CMO/REMIC - residential	345,313	3,361	(1,485)	347,189	15.29%
Municipal bonds	80,137	889	(955)	80,071	3.53%
Other securities	5,506	200	-	5,706	0.25%

Total available-for-sale securities	$2,255,874	$23,264	$(8,672)	$2,270,466	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$182,648	$362	$(1,972)	$181,038	20.03%
Residential mortgage-backed securities	193,699	-	(1,892)	191,807	21.25%
CMO	244,419	-	(6,808)	237,611	26.81%
Municipal bonds	290,910	776	(4,768)	286,918	31.91%

Total held-to-maturity securities	$911,676	$1,138	$(15,440)	$897,374	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$47,596	$43,538	$48,854
Tax-advantaged	2,182	4,164	14,336

Total interest income from available-for-sale securities	49,778	47,702	63,190

Investment securities held-to-maturity:
Taxable	12,558	10,183	4,451
Tax-advantaged	8,457	10,044	4,567

Total interest income from held-to-maturity securities	21,015	20,227	9,018

Total interest income from investment securities	$70,793	$67,929	$72,208

Approximately 89% of the total investment securities portfolio at December 31, 2017 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. All non-agency available-for-sale Collateralized Mortgage Obligations (“CMO”)/Real Estate Mortgage Investment Conduit (“REMIC”) issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2017 and 2016.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be OTTI.

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$583,143	$(6,232)	$-	$-	$583,143	$(6,232)
CMO/REMIC - residential	128,595	(1,485)	-	-	128,595	(1,485)
Municipal bonds	23,255	(954)	5,981	(1)	29,236	(955)

Total available-for-sale securities	$734,993	$(8,671)	$5,981	$(1)	$740,974	$(8,672)

Investment securities held-to-maturity:
Government agency/GSE	$76,854	$(1,972)	$-	$-	$76,854	$(1,972)
Residential mortgage-backed securities	191,807	(1,892)	-	-	191,807	(1,892)
CMO	237,611	(6,808)	-	-	237,611	(6,808)
Municipal bonds	145,804	(3,711)	36,971	(1,057)	182,775	(4,768)

Total held-to-maturity securities	$652,076	$(14,383)	$36,971	$(1,057)	$689,047	$(15,440)

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

Government Agency & Government-Sponsored Enterprise (“GSE”) — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of December 31, 2017, approximately $101.3 million in U.S. government agency bonds were callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds.

Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.0 years. Of the total MBS/CMO, 100.00% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related OTTI recognized in earnings for the years ended December 31, 2017 and 2016.

Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 9.9 years, are insured by the largest U.S. bond insurance companies. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments are not considered OTTI at December 31, 2017.

At December 31, 2017 and 2016, investment securities having a carrying value of approximately $1.91 billion and $2.19 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2017, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMO/REMIC have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$17,864	$18,089	$885	$882
Due after one year through five years	1,929,815	1,932,602	175,899	173,251
Due after five years through ten years	96,678	96,200	271,579	268,426
Due after ten years	33,774	34,094	381,527	376,656

Total investment securities	$2,078,131	$2,080,985	$829,890	$819,215

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2017.

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

At December 31, 2017, the remaining discount associated with the PCI loans approximated $2.0 million. The loss sharing agreement for commercial loans expired October 16, 2014 and will expire for single family residential loans on October 16, 2019.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods presented.

	December 31,
	2017	2016
	(Dollars in thousands)

Commercial and industrial	$934	$2,309
SBA	1,383	327
Real estate:
Commercial real estate	27,431	67,594
Construction	-	-
SFR mortgage	162	178
Dairy & livestock and agribusiness	770	1,216
Municipal lease finance receivables	-	-
Consumer and other loans	228	1,469

Gross PCI loans	30,908	73,093
Less: Purchase accounting discount	(2,026)	(1,508)

Gross PCI loans, net of discount	28,882	71,585
Less: Allowance for PCI loan losses	(367)	(1,219)

Net PCI loans	$28,515	$70,366

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods presented.

	December 31,
	2017	2016
	(Dollars in thousands)
Pass	$26,439	$59,409
Special mention	1,088	1,162
Substandard	3,381	12,522
Doubtful & loss	-	-

Total gross PCI loans	$30,908	$73,093

FDIC Loss Sharing Liability

The following table summarizes the activity related to the FDIC loss sharing liability for the periods presented.

	For the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$(502)	$(229)
FDIC share of recoveries, net of charge-offs	-	(5)
Cash paid to FDIC, net	519	514
Other	(124)	(782)

Balance, end of period	$(107)	$(502)

Through December 31, 2017, the Bank has submitted claims to the FDIC for net losses on PCI loans totaling $118.9 million.

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	December 31,
	2017	2016
	(Dollars in thousands)

Commercial and industrial	$513,325	$485,078
SBA	122,055	97,184
Real estate:
Commercial real estate	3,376,713	2,930,141
Construction	77,982	85,879
SFR mortgage	236,202	250,605
Dairy & livestock and agribusiness	347,289	338,631
Municipal lease finance receivables	70,243	64,639
Consumer and other loans	64,229	78,274

Gross loans, excluding PCI loans	4,808,038	4,330,431
Less: Deferred loan fees, net	(6,289)	(6,952)

Gross loans, excluding PCI loans, net of deferred loan fees	4,801,749	4,323,479
Less: Allowance for loan losses	(59,218)	(60,321)

Net loans, excluding PCI loans	4,742,531	4,263,158

PCI Loans	30,908	73,093
Discount on PCI loans	(2,026)	(1,508)
Less: Allowance for loan losses	(367)	(1,219)

PCI loans, net	28,515	70,366

Total loans and lease finance receivables	$4,771,046	$4,333,524

As of December 31, 2017, 76.77% of the total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 70.23% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2017, $206.1 million, or 6.10% of the total commercial real estate loans included loans secured by farmland, compared to $180.6 million, or 6.16%, at December 31, 2016. The loans secured by farmland included $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31,

2017, compared to $127.1 million for loans secured by dairy & livestock land and $53.6 million for loans secured by agricultural land at December 31, 2016. As of December 31, 2017, dairy & livestock and agribusiness loans of $347.3 million were comprised of $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans, compared to $317.9 million for dairy & livestock loans and $20.7 million for agribusiness loans at December 31, 2016.

At December 31, 2017, the Company held approximately $2.17 billion of total fixed rate loans, including PCI loans.

At December 31, 2017 and 2016, loans totaling $3.68 billion and $3.11 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2017 and 2016.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$483,641	$19,566	$10,118	$-	$513,325
SBA	112,835	5,358	3,862	-	122,055
Real estate:
Commercial real estate
Owner occupied	1,009,199	76,111	10,970	-	1,096,280
Non-owner occupied	2,257,130	16,434	6,869	-	2,280,433
Construction
Speculative	60,042	-	-	-	60,042
Non-speculative	17,940	-	-	-	17,940
SFR mortgage	229,032	3,124	4,046	-	236,202
Dairy & livestock and agribusiness	321,413	9,047	16,829	-	347,289
Municipal lease finance receivables	69,644	599	-	-	70,243
Consumer and other loans	61,715	1,255	1,259	-	64,229

Total gross loans, excluding PCI loans	$4,622,591	$131,494	$53,953	$-	$4,808,038

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$449,658	$21,610	$13,809	$1	$485,078
SBA	80,138	10,553	6,482	11	97,184
Real estate:
Commercial real estate
Owner occupied	842,992	87,781	19,046	-	949,819
Non-owner occupied	1,941,203	23,534	15,585	-	1,980,322
Construction
Speculative	48,841	-	-	-	48,841
Non-speculative	37,038	-	-	-	37,038
SFR mortgage	243,374	4,930	2,301	-	250,605
Dairy & livestock and agribusiness	187,819	114,106	36,706	-	338,631
Municipal lease finance receivables	60,102	4,537	-	-	64,639
Consumer and other loans	74,328	2,123	1,819	4	78,274

Total gross loans, excluding PCI loans	$3,965,493	$269,174	$95,748	$16	$4,330,431

Allowance for Loan Losses

The Bank’s Audit and Director Loan Committee provide Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 — Summary of Significant Accounting Policies for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at December 31, 2017 and 2016. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Year Ended December 31, 2017
	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$ 8,154	$ (138)	$118	$(854)	$7,280
SBA	871	-	78	(80)	869
Real estate:
Commercial real estate	37,443	-	154	4,125	41,722
Construction	1,096	-	6,036	(6,148)	984
SFR mortgage	2,287	-	212	(387)	2,112
Dairy & livestock and agribusiness	8,541	-	19	(3,913)	4,647
Municipal lease finance receivables	941	-	-	(90)	851
Consumer and other loans	988	(13)	79	(301)	753
PCI loans	1,219	-	-	(852)	367

Total allowance for loan losses	$ 61,540	$(151)	$6,696	$(8,500)	$59,585

	For the Year Ended December 31, 2016
	Ending Balance December 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(120)	$630	$(944)	$8,154
SBA	993	-	40	(162)	871
Real estate:
Commercial real estate	36,995	-	792	(344)	37,443
Construction	2,389	-	7,174	(8,467)	1,096
SFR mortgage	2,103	(102)	-	286	2,287
Dairy & livestock and agribusiness	6,029	-	216	2,296	8,541
Municipal lease finance receivables	1,153	-	-	(212)	941
Consumer and other loans	906	(16)	170	(72)	988
PCI loans	-	-	-	1,219	1,219

Total allowance for loan losses	$59,156	$(238)	$9,022	$(6,400)	$61,540

	For the Year Ended December 31, 2015
	Ending Balance December 31, 2014	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses (1)	Ending Balance December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$7,074	$(411)	$319	$1,606	$8,588
SBA	2,557	(37)	41	(1,568)	993
Real estate:
Commercial real estate	33,373	(117)	4,330	(591)	36,995
Construction	988	-	581	820	2,389
SFR mortgage	2,344	(215)	186	(212)	2,103
Dairy & livestock and agribusiness	5,479	-	407	143	6,029
Municipal lease finance receivables	1,412	-	-	(259)	1,153
Consumer and other loans	1,262	(229)	76	(203)	906
Unallocated (1)	5,336	-	-	(5,336)	-

Total allowance for loan losses	$59,825	$(1,009)	$5,940	$(5,600)	$59,156

(1)	Based upon changes to our ALLL methodology, as described earlier in this document, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. The Company’s ALLL methodology for the year ended December 31, 2017 excludes the impact of the recent acquisitions from certain of the Bank’s qualitative factors that are otherwise designed to capture incremental risk in the legacy loan portfolio. The acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	December 31, 2017
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$440	$512,885	$-	$-	$7,280	$-
SBA	1,531	120,524	-	1	868	-
Real estate:
Commercial real estate	8,133	3,368,580	-	-	41,722	-
Construction	-	77,982	-	-	984	-
SFR mortgage	4,040	232,162	-	-	2,112	-
Dairy & livestock and agribusiness	829	346,460	-	-	4,647	-
Municipal lease finance receivables	-	70,243	-	-	851	-
Consumer and other loans	552	63,677	-	74	679	-
PCI loans	-	-	28,882	-	-	367

Total	$15,525	$4,792,513	$28,882	$75	$59,143	$367

	December 31, 2016
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$901	$484,177	$-	$114	$8,040	$-
SBA	3,582	93,602	-	27	844	-
Real estate:
Commercial real estate	15,128	2,915,013	-	-	37,443	-
Construction	-	85,879	-	-	1,096	-
SFR mortgage	5,174	245,431	-	-	2,287	-
Dairy & livestock and agribusiness	747	337,884	-	-	8,541	-
Municipal lease finance receivables	-	64,639	-	-	941	-
Consumer and other loans	853	77,421	-	-	988	-
PCI loans	-	-	71,585	-	-	1,219

Total	$26,385	$4,304,046	$71,585	$141	$60,180	$1,219

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

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$768	$-	$768	$250	$512,307	$513,325
SBA	403	-	403	906	120,746	122,055
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,365	1,091,915	1,096,280
Non-owner occupied	-	-	-	2,477	2,277,956	2,280,433
Construction
Speculative (2)	-	-	-	-	60,042	60,042
Non-speculative	-	-	-	-	17,940	17,940
SFR mortgage	-	-	-	1,337	234,865	236,202
Dairy & livestock and agribusiness	-	-	-	829	346,460	347,289
Municipal lease finance receivables	-	-	-	-	70,243	70,243
Consumer and other loans	1	-	1	552	63,676	64,229

Total gross loans, excluding PCI loans	$1,172	$-	$1,172	$10,716	$4,796,150	$4,808,038

(1)	As of December 31, 2017, $3.6 million of nonaccruing loans were current, $376,000 were 60-89 days past due and $6.8 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$156	$484,922	$485,078
SBA	352	-	352	2,737	94,095	97,184
Real estate:
Commercial real estate
Owner occupied	-	-	-	635	949,184	949,819
Non-owner occupied	-	-	-	1,048	1,979,274	1,980,322
Construction
Speculative (2)	-	-	-	-	48,841	48,841
Non-speculative	-	-	-	-	37,038	37,038
SFR mortgage	-	-	-	2,207	248,398	250,605
Dairy & livestock and agribusiness	-	-	-	-	338,631	338,631
Municipal lease finance receivables	-	-	-	-	64,639	64,639
Consumer and other loans	84	-	84	369	77,821	78,274

Total gross loans, excluding PCI loans	$436	$-	$436	$7,152	$4,322,843	$4,330,431

(1)	As of December 31, 2016, $4.7 million of nonaccruing loans were current, $514,000 were 30-59 days past due, $435,000 were 60-89 days past due and $1.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At December 31, 2017, the Company had impaired loans, excluding PCI loans, of $15.5 million and included $3.7 million of loans acquired from VBB in the first quarter of 2017. Impaired loans included $6.8 million of nonaccrual commercial real estate loans, $1.3 million of nonaccrual SFR mortgage loans, $906,000 million of nonaccrual SBA loans, $829,000 of nonaccrual dairy & livestock and agribusiness loans, $552,000 of nonaccrual consumer and other loans, and $250,000 of nonaccrual commercial and industrial loans. These impaired loans included $9.0 million of loans whose terms were modified in a troubled debt restructuring, of which $4.2 million are classified as nonaccrual. The remaining balance of $4.8 million consisted of 16 loans performing according to the restructured terms. The impaired loans had a specific allowance of $75,000 at December 31, 2017. At December 31, 2016, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $26.4 million with a related allowance of $141,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Year Ended
	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$440	$980	$-	$548	$10
SBA	1,530	1,699	-	1,598	47
Real estate:
Commercial real estate
Owner occupied	4,365	4,763	-	4,414	36
Non-owner occupied	3,768	5,107	-	3,951	94
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,040	4,692	-	4,119	118
Dairy & livestock and agribusiness	829	1,091	-	988	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	174	370	-	202	-

Total	15,146	18,702	-	15,820	306

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	1	18	1	6	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	378	391	74	385	-

Total	379	409	75	391	-

Total impaired loans	$15,525	$19,111	$75	$16,211	$306

	As of and For the Year Ended
	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$730	$1,646	$-	$832	$26
SBA	3,386	4,189	-	3,709	50
Real estate:
Commercial real estate
Owner occupied	1,797	2,276	-	1,410	70
Non-owner occupied	13,331	15,842	-	13,517	592
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,174	6,075	-	5,327	135
Dairy & livestock and agribusiness	747	747	-	692	47
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	853	1,423	-	919	18

Total	26,018	32,198	-	26,406	938

With a related allowance recorded:
Commercial and industrial	171	171	114	233	9
SBA	196	212	27	206	14
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	367	383	141	439	23

Total impaired loans	$26,385	$32,581	$141	$26,845	$961

	As of and For the Year Ended
	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,017	$1,894	$-	$1,122	$38
SBA	3,207	3,877	-	3,333	51
Real estate:
Commercial real estate
Owner occupied	6,252	7,445	-	6,718	97
Non-owner occupied	34,041	37,177	-	34,639	1,787
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,665	6,453	-	5,771	109
Dairy & livestock and agribusiness	3,685	3,684	-	3,687	177
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	890	1,454	-	922	17

Total	54,757	61,984	-	56,192	2,276

With a related allowance recorded:
Commercial and industrial	626	695	626	637	-
SBA	41	47	10	45	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	7,651	7,651	13	7,651	388
Non-speculative	-	-	-	-	-
SFR mortgage	588	640	20	607	12
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	43	45	-	45	-

Total	8,949	9,078	669	8,985	400

Total impaired loans	$63,706	$71,062	$669	$65,177	$2,676

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of December 31, 2017 and 2016 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. The Company recorded a recapture of the reserve for unfunded loan commitments of $400,000 for the year ended December 31, 2017, compared with a recapture of provision for unfunded loan commitments of $450,000 for the year ended December 31, 2016 and a recapture of provision for unfunded loan commitments of $500,000 for the year ended December 31, 2015. As of December 31, 2017 and December 31, 2016, the balance in this reserve was $6.3 million and $6.7 million, respectively, and was included in other liabilities.

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

As of December 31, 2017, there were $9.0 million of loans classified as a TDR, of which $4.2 million were nonperforming and $4.8 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2017, performing TDRs were comprised of 10 SFR mortgage loans of $2.7 million, two commercial real estate loans of $1.3 million, one SBA loan of $625,000, and three commercial and industrial loans of $190,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $1,000 and $141,000 of specific allowance to TDRs as of December 31, 2017 and December 31, 2016, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$19,233	$42,687
New modifications	3,143	1,996
Payoffs/payments, net and other	(14,752)	(34,001)
TDRs returned to accrual status	329	8,551
TDRs placed on nonaccrual status	(3,144)	-

Ending balance	$4,809	$19,233

Nonperforming TDRs:
Beginning balance	$1,626	$12,622
New modifications	2,066	102
Charge-offs	-	(38)
Payoffs/payments, net and other	(2,307)	(2,509)
TDRs returned to accrual status	(329)	(8,551)
TDRs placed on nonaccrual status	3,144	-

Ending balance	$4,200	$1,626

Total TDRs	$9,009	$20,859

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	3,143	3,143	3,143	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	1,984	1,984	78	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$5,127	$5,127	$3,221	$-

	For the Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2016	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	1	$112	$112	$103	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	214	214	196	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	1	759	759	756	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	3	201	201	185	-

Total loans	7	$1,286	$1,286	$1,240	$28

	For the Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2015	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	203	203	203	203
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	330	330	320	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	823	823	821	-
Non-owner occupied
Interest rate reduction	1	2,376	2,376	2,316	-
Change in amortization period or maturity	1	280	280	280	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	1	322	322	326	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	7	$4,334	$4,334	$4,266	$203

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of December 31, 2017, there was one commercial real estate loan with an outstanding balance of $3.1 million that was modified as a TDR within the previous 12 months that subsequently defaulted. As of December 31, 2016 and 2015, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during each of the years ended December 31, 2016 and 2015, respectively.

8.	OTHER REAL ESTATE OWNED

The following table summarizes the activity related to total OREO for the periods presented.

	For the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$4,527	$6,993
Additions	-	-
Dispositions	-	(2,129)
Valuation adjustments	-	(337)

Balance, end of period	$4,527	$4,527

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	As of and for the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$89,533	$74,244
Additions due to acquisitions	27,031	15,289

Balance, end of period	$116,564	$89,533

The following summarizes activity of amortizable core deposit intangible (“CDI”) assets for the periods presented.

	As of and For the Year Ended December 31,
	2017			2016
	Gross CDI	Accumulated	Net CDI	Gross CDI	Accumulated	Net CDI
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$37,940	$(32,930)	$5,010	$34,089	$(31,824)	$2,265
Additions due to acquisitions	3,157			3,851

Balance of intangible assets, end of period	$41,097	$(34,259)	$6,838	$37,940	$(32,930)	$5,010

Aggregate amortization expense:
For year ended December 31,	$1,329			$1,106
Estimated Amortization Expense:
For the year ending December 31, 2018	1,304
For the year ending December 31, 2019	1,067
For the year ending December 31, 2020	718
For the year ending December 31, 2021	703
Thereafter	3,046

At December 31, 2017 the weighted average remaining life of intangible assets is approximately 3.80 years.

10.	PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following for the periods presented.

	As of December 31,
	2017	2016
	(Dollars in thousands)
Land	$14,489	$13,119
Bank premises	65,215	62,154
Furniture and equipment	25,610	28,759

Premises and equipment, gross	105,314	104,032
Accumulated depreciation and amortization	(59,148)	(61,946)

Premises and equipment, net	$46,166	$42,086

In 2016, a decision was made to relocate our operations and technology center to a new location to allow for future growth. A new location was identified and acquired in 2016 with a plan of relocation in the second quarter of 2017. In conjunction with the purchase of this new building, management pursued a plan to sell the existing building. In accordance with GAAP, this building was transferred from our long-lived asset portfolio to held-for-sale which resulted in an impairment loss of $2.6 million for the year ended December 31, 2016. At December 31, 2016, the fair value, net of selling costs, of this held-for-sale asset was $3.4 million. This asset was sold in the third quarter of 2017, which resulted in a net gain of $542,000. 2017 also included a $2.9 million net gain from an eminent domain condemnation of one of our banking center buildings that had a net book value of $450,000 at the time of the condemnation.

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2026, at which time the Company can exercise options that could extend certain leases through 2036. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017, excluding property taxes and insurance, are as follows:

As of December 31, 2017
Year:	(Dollars in thousands)
2018	$4,958
2019	3,307
2020	1,758
2021	1,204
2022	971
Thereafter	299

Total	$12,497

Total rental expense for the Company was approximately $5.9 million, $5.6 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

11.	OTHER ASSETS

Other assets were comprised of the following for the periods presented.

	As of December 31,
	2017	2016
	(Dollars in thousands)
Prepaid expenses	$4,538	$4,338
Interest rate swaps	3,211	5,783
Other investments	6,778	7,221
Other assets	10,790	6,490

Total	$25,317	$23,832

12.	INCOME TAXES

New tax legislation, referred to as the Tax Reform Act, was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. During the fourth quarter of 2017, a $13.2 million one-time charge to income tax expense was recorded due to the tax rate reduction and re-measurement of our deferred taxes assets (“DTA”).

The current and deferred amounts of income tax expense (benefit) consist of the following.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current provision:
Federal	$44,153	$41,195	$40,021
State	17,151	17,944	17,040

	61,304	59,139	57,061

Deferred provision/(benefit):
Federal	20,926	1,208	(3,443)
State	2,154	510	(1,397)

	23,080	1,718	(4,840)

Total	$84,384	$60,857	$52,221

Income tax asset consists of the following.

	As of December 31,
	2017	2016
	(Dollars in thousands)
Current:
Federal	$11,713	$4,399
State	2,946	538

	14,659	4,937

Deferred:
Federal	16,557	31,566
State	8,830	8,926

	25,387	40,492

Total	$40,046	$45,429

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. The components of the net deferred tax asset are as follows.

	As of December 31,
	2017	2016
	(Dollars in thousands)

Deferred tax assets:
Bad debt and credit loss deduction	$19,911	$31,284
Net operating loss carryforward	207	453
Deferred compensation	5,501	5,296
PCI loans	3,098	12,147
California franchise tax	1,618	3,269
Accrued expense	1,365	5,299
Other, net	3,353	2,110

Gross deferred tax asset	35,053	59,858

Deferred tax liabilities:
Depreciation	975	2,168
Intangibles - acquisitions	3,404	3,543
FHLB Stock	2,400	3,421
Deferred income	2,112	4,099
Unrealized gain on investment securities, net	775	6,135

Gross deferred tax liability	9,666	19,366

Net deferred tax asset	$25,387	$40,492

Annual Effective Tax Rate

The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	For the Year Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$66,078	35.0%	$56,800	35.0%	$52,978	35.0%
State franchise taxes, net of federal benefit	12,903	6.9%	11,299	7.0%	10,457	6.9%
Tax-exempt income	(4,450)	(2.4%)	(5,848)	(3.6%)	(7,619)	(5.0%)
Tax credits	(1,096)	(0.6%)	(846)	(0.5%)	(1,014)	(0.7%)
Deferred tax asset revalution adjustment	13,208	7.0%	-	0.0%	-	0.0%
Other, net	(2,259)	(1.2%)	(548)	(0.4%)	(2,581)	(1.7%)

Provision for income taxes	$84,384	44.7%	$60,857	37.5%	$52,221	34.5%

The change in unrecognized tax benefits in 2017 and 2016 follows.

	For the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$1,675	$1,675
Additions for tax positions related to prior years	-	-
Reductions due to lapse of statue of limitations	(716)	-
Settlement with tax authorities	(959)	-

Balance, end of period	$-	$1,675

There were no unrecognized tax benefits at December 31, 2017. The Company records interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2014 through 2016 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2012 through 2016 are open to audit by state authorities.

13.	DEPOSITS

The composition of deposits is summarized for the periods presented in the table below.

	As of December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$3,846,436	58.75%	$3,673,541	58.22%
Interest-bearing deposits:
Investment checking	433,971	6.63%	407,058	6.45%
Money market	1,517,050	23.17%	1,504,021	23.84%
Savings	364,049	5.56%	342,236	5.42%
Time deposits	385,347	5.89%	382,824	6.07%

Total deposits	$6,546,853	100.00%	$6,309,680	100.00%

Time deposits with balances of $250,000 or more amounted to approximately $108.5 million and $104.7 million at December 31, 2017 and 2016, respectively. Interest expense on such deposits amounted to approximately $545,000, $444,000 and $787,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2017
Year of maturity:	(Dollars in thousands)
2018	$354,055
2019	14,173
2020	7,196
2021	1,562
2022 and thereafter	8,361

Total	$385,347

14.	BORROWINGS

Customer Repurchase Agreements

In November 2006, the Bank began a repurchase agreement product with its customers. This product, known as Citizens Sweep Manager, sells the Bank’s securities overnight to its customers under an agreement to repurchase them the next day. As of December 31, 2017, total funds borrowed under these agreements were $553.8 million with a weighted average interest rate of 0.30%, compared to $603.0 million with a weighted average rate of 0.26%.

Federal Home Loan Bank Advances

On February 23, 2015 we repaid our last outstanding FHLB advance which carried a fixed interest rate of 4.52%.

At December 31, 2017, $3.68 billion of loans and $1.91 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

There were no prepayment penalties on borrowings in 2017, compared to $16,000 for 2016 and $13.9 million for 2015.

Other Borrowings

At December 31, 2017, the Bank had no short-term borrowings, compared to $53.0 million in short-term borrowings with the FHLB at a cost of 55 basis points at December 31, 2016.

Junior Subordinated Debentures

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debentures, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2017, these securities continue to be outstanding.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2017 and 2016, the Bank had commitments to extend credit of approximately $924.5 million and $844.3 million, respectively, and obligations under letters of credit of $37.6 million and $36.5 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $6.3 million as of December 31, 2017 and $6.7 million as of December 31, 2016 included in other liabilities.

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

At December 31, 2017, the Bank has available lines of credit totaling $3.35 billion from correspondent banks, FHLB and Federal Reserve Bank of which $3.02 billion were secured.

Other Contingencies

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving employment, wage-hour and labor law claims, consumer, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

On November 28, 2016, the parties reached an agreement in principle to settle all of the related wage and hour class action lawsuits (“Wage-Hour Settlement”). Plaintiffs will dismiss all their lawsuits with prejudice in exchange for the payment of $1.5 million to the putative class members, including attorneys’ fees and costs, but not including credit for monies previously paid to certain employees in exchange for releases and arbitration agreements. The Wage-Hour Settlement received preliminary Court approval at a hearing on September 28, 2017, and the hearing for final Court approval is presently scheduled to take place on March 6, 2018. In the interim, a settlement administrator is handling certain administrative matters related to the settlement, including notification to eligible class members, the filing of claims and any objections, and the reconciliation of amounts to be paid to individual claimants. We anticipate that the Wage-Hour Settlement will be finally concluded sometime in the second or third quarter of 2018. As of December 31, 2017, the Company maintained a litigation accrual of $1.5 million for the Wage-Hour Settlement, and at this time no further accrual is expected to be necessary.

For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of ambiguities and inconsistencies in the myriad laws applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.

Our accruals and disclosures for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the loss contingency and/or the amount accrued if we believe it is reasonably likely to be material or if we believe such disclosure is necessary for our financial statements to not be misleading. If we determine that an exposure to loss exists in excess of an amount previously accrued or disclosed, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our accruals and disclosures accordingly.

16.	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2017, the Company has various deferred compensation plans, and severance arrangements it assumed through the acquisition of other banks in prior years. These plans require the Company to make periodic payments to former employees upon retirement, upon a change in control, and in certain instances, to beneficiaries of former employees upon death. Payments made by the Company under these agreements totaled approximately $1.6 million, $610,000 and $751,000 for each of the years ended December 31, 2017, 2016 and 2015, respectively. The total expense recorded by the Company for these deferred compensation agreements was approximately $1.2 million, $684,000 and $600,000 for each of the years ended December 31, 2017, 2016 and 2015, respectively.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company during the years ended December 31, 2017, 2016 and 2015.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The Bank, however, does fund the cost of these plans through the purchase of life insurance policies, which are recorded in other assets of the consolidated balance sheets. At December 31, 2017 and 2016, the amount of deferred compensation liability was $2.1 million and $2.9 million, respectively.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $3.2 million for 2017, $2.8 million for 2016 and $2.8 million for 2015.

17.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2017, 2016 and 2015, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 9,000, 291,000 and 238,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$104,411	$101,429	$99,145
Less: Net earnings allocated to restricted stock	382	421	515

Net earnings allocated to common shareholders	$104,029	$101,008	$98,630

Weighted average shares outstanding	109,409	107,282	105,715
Basic earnings per common share	$0.95	$0.94	$0.93

Diluted earnings per common share:
Net income allocated to common shareholders	$104,029	$101,008	$98,630

Weighted average shares outstanding	109,409	107,282	105,715
Incremental shares from assumed exercise of outstanding options	398	405	477

Diluted weighted average shares outstanding	109,807	107,687	106,192
Diluted earnings per common share	$0.95	$0.94	$0.93

18.	STOCK OPTION PLANS AND RESTRICTED STOCK AWARDS

In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. The 2008 Equity Incentive Plan replaced the 2000 Stock Option Plan. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2017, we have no outstanding options under our 2000 Stock Option Plan.

Stock Options

The Company expensed $399,000, $485,000, and $549,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated fair value of the options granted during 2017 and prior years was calculated using the Black-Scholes options pricing model. There were 11,500, 121,500 and 83,000 options granted during 2017, 2016 and 2015, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2017, 2016 and 2015, was estimated on the date of grant using the following weighted-average assumptions.

	For the Year Ended December 31,
	2017	2016	2015
Dividend yield	2.2%	2.9%	2.5%
Volatility	29.6%	33.1%	47.7%
Risk-free interest rate	1.8%	1.2%	1.5%
Expected life	5.6 years	5.6 years	6.1 years
Weighted average grant date fair value	$5.17	$3.96	$5.83

The expected volatility is solely based on the daily historical stock price volatility over the expected option life. The expected life of options granted is derived from the output of the option valuation model and represents the period of time an optionee will hold an option before exercising it. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury five-year constant maturity yield curve in effect at the time of the grant. In connection with the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period.

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2017.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2017	876	$ 11.88
Granted	12	21.99
Exercised	(283)	9.48
Forfeited or expired	(17)	15.69

Outstanding at December 31, 2017	588	$ 13.12	5.17	$ 6,137

Vested or expected to vest at December 31, 2017	560	$ 12.96	5.03	$ 5,942
Exercisable at December 31, 2017	383	$ 11.46	3.90	$ 4,640

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $3.8 million, $3.9 million and $2.1 million, respectively.

As of December 31, 2017, there was a total of $736,000 in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years. The total fair value of options vested was $505,000, $489,000 and $524,000 during 2017, 2016 and 2015, respectively. Cash received from stock option exercises was $2.7 million, $5.2 million and $5.1 million, in 2017, 2016 and 2015, respectively.

At December 31, 2017, options for the purchase of 587,915 shares of the Company’s common stock were outstanding under the above plans, of which options to purchase 383,315 shares were exercisable at prices ranging from $7.68 to $18.14.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock

Under the 2008 Equity Incentive Plan, the Company granted 73,000, 166,500 and 97,000 restricted stock awards during 2017, 2016 and 2015 respectively. The weighted average grant date fair value of restricted stock awards granted in 2017, 2016 and 2015 was $21.59 per share, $16.89 per share and $16.07 per share, respectively. These awards will vest, in equal installments, over a period of three or five years.

Compensation cost is recognized over the requisite service period, which is five years, and amounted to $2.6 million, $2.3 million and $2.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. Total unrecognized compensation cost related to restricted stock awards was $4.6 million at December 31, 2017.

The table below summarizes activity related to the Company’s non-vested restricted shares for the year ended December 31, 2017.

	Shares	Weighted Average Fair Value
	(In thousands)

Nonvested at January 1, 2017	460	$ 15.43
Granted	73	21.59
Vested	(150)	14.98
Forfeited	(7)	14.49

Nonvested at December 31, 2017	376	$ 16.82

Under the 2008 Equity Incentive Plan, 583,192 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2017 and 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2017 and 2016, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2017 and 2016, the Company had $25.0 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2017 and 2016.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Company	$1,039,060	18.01%	$461,574	≥	8.00%			N/A
Bank	$1,029,126	17.86%	$461,037	≥	8.00%	$576,296	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$973,169	16.87%	$346,180	≥	6.00%			N/A
Bank	$963,235	16.71%	$345,778	≥	6.00%	$461,037	≥	8.00%
Common equity Tier 1 capital ratio
Company	$948,210	16.43%	$259,635	≥	4.50%			N/A
Bank	$963,235	16.71%	$259,333	≥	4.50%	$374,592	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$973,169	11.88%	$327,680	≥	4.00%			N/A
Bank	$963,235	11.77%	$327,397	≥	4.00%	$409,246	≥	5.00%
As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Company	$982,461	18.19%	$432,081	≥	8.00%			N/A
Bank	$971,681	18.01%	$431,576	≥	8.00%	$539,471	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$914,937	16.94%	$324,061	≥	6.00%			N/A
Bank	$904,236	16.76%	$323,682	≥	6.00%	$431,576	≥	8.00%
Common equity Tier 1 capital ratio
Company	$890,118	16.48%	$243,046	≥	4.50%			N/A
Bank	$904,236	16.76%	$242,762	≥	4.50%	$350,656	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$914,937	11.49%	$318,552	≥	4.00%			N/A
Bank	$904,236	11.36%	$318,305	≥	4.00%	$397,882	≥	5.00%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2017, declare and pay additional dividends of approximately $158.7 million.

20.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2017. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2017 and 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$-	$-	$-	$-
Residential mortgage-backed securities	1,750,909	-	1,750,909	-
CMO/REMIC - residential	273,829	-	273,829	-
Municipal bonds	55,496	-	55,496	-
Other securities	751	-	751	-

Total investment securities - AFS	2,080,985	-	2,080,985	-
Interest rate swaps	3,211	-	3,211	-

Total assets	$2,084,196	$-	$2,084,196	$-

Description of liability
Interest rate swaps	$3,211	$-	$3,211	$-

Total liabilities	$3,211	$-	$3,211	$-

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$2,752	$-	$2,752	$-
Residential mortgage-backed securities	1,834,748	-	1,834,748	-
CMO/REMIC - residential	347,189	-	347,189	-
Municipal bonds	80,071	-	80,071	-
Other securities	5,706	-	5,706	-

Total investment securities - AFS	2,270,466	-	2,270,466	-
Interest rate swaps	5,783	-	5,783	-

Total assets	$2,276,249	$-	$2,276,249	$-

Description of liability
Interest rate swaps	$5,783	$-	$5,783	$-

Total liabilities	$5,783	$-	$5,783	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2017 and 2016, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2017
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	378	-	-	378	74
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-			-	-

Total assets	$378	$-	$-	$378	$74

	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2016
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$65	$-	$-	$65	$8
SBA	196	-	-	196	27
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Asset held-for-sale	3,411			3,411	2,558

Total assets	$3,672	$-	$-	$3,672	$2,593

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of December 31, 2017 and 2016, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2017
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$144,377	$144,377	$-	$-	$144,377
Interest-earning balances due from depository institutions	17,952	-	17,951	-	17,951
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,080,985	-	2,080,985	-	2,080,985
Investment securities held-to-maturity	829,890	-	819,215	-	819,215
Total loans, net of allowance for loan losses	4,771,046	-	-	4,678,402	4,678,402
Swaps	3,211	-	3,211	-	3,211
Liabilities
Deposits:
Noninterest-bearing	$3,846,436	$3,846,436	$-	$-	$3,846,436
Interest-bearing	2,700,417	-	2,697,781	-	2,697,781
Borrowings	553,773	-	553,416	-	553,416
Junior subordinated debentures	25,774	-	-	18,070	18,070
Swaps	3,211	-	3,211	-	3,211

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$121,633	$121,633	$-	$-	$121,633
Interest-earning balances due from depository institutions	47,848	-	47,848	-	47,848
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,270,466	-	2,270,466	-	2,270,466
Investment securities held-to-maturity	911,676	-	897,374	-	897,374
Total loans, net of allowance for loan losses	4,333,524	-	-	4,306,225	4,306,225
Swaps	5,783	-	5,783	-	5,783
Liabilities
Deposits:
Noninterest-bearing	$3,673,541	$3,673,541	$-	$-	$3,673,541
Interest-bearing	2,636,139	-	2,634,443	-	2,634,443
Borrowings	656,028	-	655,820	-	655,820
Junior subordinated debentures	25,774	-	-	18,463	18,463
Swaps	5,783	-	5,783	-	5,783

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

21.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Banking Centers (“Centers”) and Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. The Bank has 50 Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating departments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these two segments in deciding how to allocate resources and to assess performance. Our two principal reporting segments, Centers and Dairy & Livestock and Agribusiness, are aggregated into separate operating segments as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. All other operating departments have been aggregated and included in “Other” for reporting purposes. Recapture of provision for loan losses was allocated by segment based on loan type. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the ”Other” category.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Year Ended December 31, 2017
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$195,377	$10,798	$72,755	$278,930
(Recapture of) provision for loan losses	1,712	(3,913)	(6,299)	(8,500)

Net interest income after (recapture of) provision for loan losses	193,665	14,711	79,054	287,430

Noninterest income	21,674	232	20,212	42,118
Noninterest expense	51,337	1,963	87,453	140,753

Segment pre-tax profit	$164,002	$12,980	$11,813	$188,795

Goodwill	$116,564	$-	$-	$116,564

Segment assets as of December 31, 2017	$7,235,549	$474,292	$560,745	$8,270,586

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Year Ended December 31, 2016
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$178,183	$7,973	$70,918	$257,074
(Recapture of) provision for loan losses	(172)	2,296	(8,524)	(6,400)

Net interest income after (recapture of) provision for loan losses	178,355	5,677	79,442	263,474

Noninterest income	20,179	223	15,150	35,552
Noninterest expense	50,110	1,958	84,656	136,724
Debt termination expense	-	-	16	16

Segment pre-tax profit	$148,424	$3,942	$9,920	$162,286

Goodwill	$89,533	$-	$-	$89,533

Segment assets as of December 31, 2016	$7,024,986	$473,670	$575,051	$8,073,707

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Year Ended December 31, 2015
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$167,633	$7,558	$77,751	$252,942
(Recapture of) provision for loan losses	(6,711)	143	968	(5,600)

Net interest income after (recapture of) provision for loan losses	174,344	7,415	76,783	258,542

Noninterest income	20,677	261	12,545	33,483
Noninterest expense	48,568	1,844	76,377	126,789
Debt termination expense	-	-	13,870	13,870

Segment pre-tax profit (loss)	$146,453	$5,832	$(919)	$151,366

Goodwill	$74,244	$-	$-	$74,244

Segment assets as of December 31, 2015	$6,441,751	$458,214	$771,235	$7,671,200

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

22.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2017, the Bank has entered into 77 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2017 and 2016, the total notional amount of the Company’s swaps was $198.5 million and $202.7 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,211	Other liabilities	$3,211

Total derivatives		$3,211		$3,211

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$5,783	Other liabilities	$5,783

Total derivatives		$5,783		$5,783

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Year Ended December 31,
		2017	2016	2015
		(Dollars in thousands)
Interest rate swaps	Other income	$615	$691	$333

Total		$615	$691	$333

23.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of OCI for the periods presented.

	For the Year Ended December 31,
	2017			2016			2015
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(11,336)	$(4,760)	$(6,576)	$(15,792)	$(6,633)	$(9,159)	$(22,667)	$(9,519)	$(13,148)
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	-	-	-	-	-	-	6,690	2,808	3,882
Amortization of unrealized (gains)/losses on securities transferred from available-for-sale to held-to-maturity	(3,293)	(1,383)	(1,910)	(2,174)	(913)	(1,261)	(1,573)	(660)	(913)
Net realized (gain)/loss reclassified into earnings (1)	(402)	(169)	(233)	(548)	(230)	(318)	22	9	13

Net change	$(15,031)	$(6,312)	$(8,719)	$(18,514)	$(7,776)	$(10,738)	$(17,528)	$(7,362)	$(10,166)

(1)	Included in other noninterest income.

24.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
December 31, 2017
Financial assets:
Derivatives not designated as hedging instruments	$3,211	$-	$-	$3,211	$-	$3,211

Total	$3,211	$-	$-	$3,211	$-	$3,211

Financial liabilities:
Derivatives not designated as hedging instruments	$4,495	$(1,284)	$3,211	$1,284	$(12,760)	$(8,265)
Repurchase agreements	553,773	-	553,773	-	(573,759)	(19,986)

Total	$558,268	$(1,284)	$556,984	$1,284	$(586,519)	$(28,251)

December 31, 2016
Financial assets:
Derivatives not designated as hedging instruments	$5,783	$-	$-	$5,783	$-	$5,783

Total	$5,783	$-	$-	$5,783	$-	$5,783

Financial liabilities:
Derivatives not designated as hedging instruments	$6,855	$(1,072)	$5,783	$1,072	$(12,800)	$(5,945)
Repurchase agreements	603,028	-	603,028	-	(683,413)	(80,385)

Total	$609,883	$(1,072)	$608,811	$1,072	$(696,213)	$(86,330)

25.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The following tables provide the parent company only condensed balance sheets, condensed statements of earnings and condensed statements of cash flows for the periods presented.

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	As of December 31,
	2017	2016
	(Dollars in thousands)
Assets
Investment in subsidiaries	$1,084,332	$1,005,160
Other assets, net	26,703	24,754

Total assets	$1,111,035	$1,029,914

Liabilities	$41,769	$39,052
Stockholders’ equity	1,069,266	990,862

Total liabilities and stockholders’ equity	$1,111,035	$1,029,914

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$50,253	$55,192	$53,259
Dividends from the Bank	57,000	49,000	49,000
Other expense, net	(2,842)	(2,763)	(3,114)

Net earnings	$104,411	$101,429	$99,145

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$104,411	$101,429	$99,145

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(107,253)	(104,192)	(102,259)
Tax settlement received from the Bank	1,577	2,557	1,233
Stock-based compensation	2,953	2,803	2,733
Other operating activities, net	(1,725)	(3,362)	(2,180)

Total adjustments	(104,448)	(102,194)	(100,473)

Net cash used in operating activities	(37)	(765)	(1,328)

Cash Flows from Investing Activities
Dividends received from the Bank	57,000	49,000	49,000

Net cash provided by investing activities	57,000	49,000	49,000

Cash Flows from Financing Activities
Cash dividends on common stock	(57,047)	(51,625)	(48,862)
Proceeds from exercise of stock options	2,683	5,151	5,144
Tax benefit related to exercise of stock options	-	932	308
Repurchase of common stock	(1,128)	(1,907)	(834)

Net cash used in financing activities	(55,492)	(47,449)	(44,244)

Net increase in cash and cash equivalents	1,471	786	3,428
Cash and cash equivalents, beginning of period	17,746	16,960	13,532

Cash and cash equivalents, end of period	$19,217	$17,746	$16,960

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited, quarterly results for the periods indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share amounts)
2017
Net interest income	$71,275	$71,739	$70,483	$65,433
Recapture of provision for loan losses	(1,500)	(1,500)	(1,000)	(4,500)
Net earnings	17,851	29,683	28,373	28,504
Basic earnings per common share	0.16	0.27	0.26	0.26
Diluted earnings per common share	0.16	0.27	0.26	0.26

2016
Net interest income	$65,441	$63,161	$65,956	$62,516
Recapture of provision for loan losses	(4,400)	(2,000)	-	-
Net earnings	27,076	25,448	25,514	23,391
Basic earnings per common share	0.25	0.23	0.23	0.22
Diluted earnings per common share	0.25	0.23	0.23	0.22

27.	SUBSEQUENT EVENT

On February 26, 2018, we entered into a definitive agreement to merge Community Bank with and into Citizens Business Bank. As of December 31, 2017, Community Bank had approximately $3.75 billion in total assets, $2.74 billion in gross loans and $2.86 billion in total deposits. Under the terms of the merger, Community Bank shareholders will have the right to receive, in respect of each share of common stock of Community Bank, 9.4595 shares of CVB common stock and $56.00 per share in cash, subject to any adjustments set forth in the Merger Agreement. The merger transaction is valued at approximately $878.3 million based on CVB’s closing stock price of $23.37 on February 23, 2018. Consummation of the merger is subject to customary closing conditions, including, among others, shareholder and regulatory approval. The merger is expected to close in the third quarter of 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Los Angeles, California

March 1, 2018