Form 10-Q
period 2018-03-31
CVB FINANCIAL CORP
filed 2018-05-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares of common stock of the registrant: 110,259,842 outstanding as of April 30, 2018.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
•	our ability to attract deposits and other sources of funding or liquidity;
•	supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate;
•	a prolonged slowdown or decline in real estate construction, sales or leasing activities;
•	changes in the financial performance and/or condition of our borrowers or key vendors or counterparties;
•	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
•	the costs or effects of mergers, acquisitions or dispositions we may make, including the pending merger of Community Bank with and into Citizens Business Bank, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits, including any anticipated cost savings or synergies, associated with any such mergers, acquisitions or dispositions;
•	the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, consumer, commercial or secured lending, securities and securities trading and hedging, compliance, fair lending, employment, executive compensation, insurance, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply, including additional legal and regulatory requirements to which we may become subject in the event our total assets exceed $10 billion;
•	changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;
•	the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments;
•	inflation, interest rate, securities market and monetary fluctuations;
•	changes in government interest rates or monetary policies;
•	changes in the amount and availability of deposit insurance;
•	political developments, uncertainties or instability;
•	disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access, cyber incidents, terrorist and political activities, disease pandemics, catastrophic events, natural disasters such as earthquakes, extreme weather events, electrical, facilities, computer servers, and communications or other services we use, or that affect our employees or third parties with whom we conduct business;
•	our timely development and acceptance of new banking products and services and the perceived overall value of these products and services by customers and potential customers;
•	the Company’s relationships with and reliance upon vendors with respect to certain of the Company’s key internal and external systems and applications;
•	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;
•	technological changes and the expanding use of technology in banking (including the adoption of mobile banking, funds transfer applications and electronic marketplaces for loans and other banking products or services);
•	our ability to retain and increase market share, retain and grow customers and control expenses;

•	changes in the competitive environment among financial and bank holding companies, banks and other financial service providers;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions;
•	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;
•	the effect of changes in accounting policies and practices, as may be adopted from time-to-time by the regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters;
•	changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our workforce, management team and/or board of directors;
•	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as securities, bank operations, consumer or employee class action litigation),
•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO; and
•	our success at managing the risks involved in the foregoing items.
•	all other factors set forth in the Company’s public reports including its Annual Report on Form 10-K for the year ended December 31, 2017, and particularly the discussion of risk factors within that document.

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$101,714	$119,841
Interest-earning balances due from Federal Reserve	354,524	24,536

Total cash and cash equivalents	456,238	144,377

Interest-earning balances due from depository institutions	10,100	17,952
Investment securities available-for-sale, at fair value (with amortized cost of $1,970,076 at March 31, 2018, and $2,078,131 at December 31, 2017)	1,941,592	2,080,985
Investment securities held-to-maturity (with fair value of $776,130 at March 31, 2018, and $819,215 at December 31, 2017)	798,284	829,890

Total investment securities	2,739,876	2,910,875

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	4,794,983	4,830,631
Allowance for loan losses	(59,935)	(59,585)

Net loans and lease finance receivables	4,735,048	4,771,046

Premises and equipment, net	45,542	46,166
Bank owned life insurance (BOLI)	146,702	146,486
Accrued interest receivable	21,722	22,704
Intangibles	6,507	6,838
Goodwill	116,564	116,564
Other real estate owned (OREO)	-	4,527
Income taxes	35,223	40,046
Other assets	24,950	25,317

Total assets	$8,356,160	$8,270,586

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$4,062,691	$3,846,436
Interest-bearing	2,646,744	2,700,417

Total deposits	6,709,435	6,546,853
Customer repurchase agreements	487,277	553,773
Deferred compensation	18,861	18,223
Junior subordinated debentures	25,774	25,774
Other liabilities	47,955	56,697

Total liabilities	7,289,302	7,201,320

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 110,259,046 at March 31, 2018, and 110,184,922 at December 31, 2017	574,225	573,453
Retained earnings	513,484	494,361
Accumulated other comprehensive income, net of tax	(20,851)	1,452

Total stockholders’ equity	1,066,858	1,069,266

Total liabilities and stockholders’ equity	$8,356,160	$8,270,586

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Interest income:
Loans and leases, including fees	$55,196	$48,641
Investment securities:
Investment securities available-for-sale	11,868	12,640
Investment securities held-to-maturity	4,765	5,507

Total investment income	16,633	18,147

Dividends from FHLB stock	332	393
Interest-earning deposits with other institutions and federal funds sold	536	267

Total interest income	72,697	67,448

Interest expense:
Deposits	1,525	1,433
Borrowings and customer repurchase agreements	453	429
Junior subordinated debentures	198	153

Total interest expense	2,176	2,015

Net interest income before recapture of provision for loan losses	70,521	65,433
Recapture of provision for loan losses	(1,000)	(4,500)

Net interest income after recapture of provision for loan losses	71,521	69,933

Noninterest income:
Service charges on deposit accounts	4,045	3,727
Trust and investment services	2,157	2,296
Bankcard services	804	765
BOLI income	979	715
Gain on OREO, net	3,540	-
Other	1,391	1,219

Total noninterest income	12,916	8,722

Noninterest expense:
Salaries and employee benefits	22,314	21,575
Occupancy and equipment	4,192	3,684
Professional services	1,530	1,257
Software licenses and maintenance	1,760	1,561
Marketing and promotion	1,356	1,239
Acquisition related expenses	803	676
Other	3,991	4,125

Total noninterest expense	35,946	34,117

Earnings before income taxes	48,491	44,538

Income taxes	13,578	16,034

Net earnings	$34,913	$28,504

Other comprehensive income (loss):
Unrealized (loss) gain on securities arising during the period, before tax	$(32,170)	$424
Less: Income tax benefit (expense) related to items of other comprehensive income	9,511	(178)

Other comprehensive (loss) income, net of tax	(22,659)	246

Comprehensive income	$12,254	$28,750

Basic earnings per common share	$0.32	$0.26
Diluted earnings per common share	$0.32	$0.26
Cash dividends declared per common share	$0.14	$0.12

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2018 and 2017

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2017	108,252	$531,192	$449,499	$10,171	$990,862
Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(36)	(817)	-	-	(817)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	240	2,190	-	-	2,190
Shares issued pursuant to stock-based compensation plan	19	679	-	-	679
Cash dividends declared on common stock ($0.12 per share)	-	-	(13,018)	-	(13,018)
Net earnings	-	-	28,504	-	28,504
Other comprehensive income	-	-	-	246	246

Balance, March 31, 2017	110,109	$570,997	$464,919	$10,417	$1,046,333

Balance, January 1, 2018	110,185	$573,453	$494,361	$1,452	$1,069,266
Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(34)	(792)	-	-	(792)
Exercise of stock options	87	828	-	-	828
Shares issued pursuant to stock-based compensation plan	21	736	-	-	736
Cash dividends declared on common stock ($0.14 per share)	-	-	(15,434)	-	(15,434)
Net earnings	-	-	34,913	-	34,913
Other comprehensive income	-	-	-	(22,659)	(22,659)

Balance, March 31, 2018	110,259	$574,225	$513,484	$(20,851)	$1,066,858

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Interest and dividends received	$75,103	$71,499
Service charges and other fees received	8,414	8,008
Interest paid	(2,172)	(2,047)
Net cash paid to vendors, employees and others	(41,509)	(20,026)
Income taxes	622	165
Payments to FDIC, loss share agreement	(39)	(450)

Net cash provided by operating activities	40,419	57,149

Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	7,852	18,006
Proceeds from repayment of investment securities available-for-sale	95,018	102,426
Proceeds from maturity of investment securities available-for-sale	9,945	5,374
Purchases of investment securities available-for-sale	-	(134,572)
Proceeds from repayment and maturity of investment securities held-to-maturity	30,273	33,411
Purchases of investment securities held-to-maturity	-	(8,895)
Net decrease in loan and lease finance receivables	39,424	92,505
Proceeds from BOLI death benefit	882	-
Purchase of premises and equipment	(716)	(998)
Proceeds from sales of other real estate owned	8,067	-
Cash acquired from acquisition, net of cash paid	-	28,325

Net cash provided by investing activities	190,745	135,582

Cash Flows from Financing Activities
Net increase in other deposits	175,839	181,485
Net decrease in time deposits	(13,257)	(10,149)
Net decrease in other borrowings	-	(53,000)
Net decrease in customer repurchase agreements	(66,496)	(38,641)
Cash dividends on common stock	(15,425)	(12,991)
Repurchase of common stock	(792)	(817)
Proceeds from exercise of stock options	828	2,190

Net cash provided by financing activities	80,697	68,077

Net increase in cash and cash equivalents	311,861	260,808

Cash and cash equivalents, beginning of period	144,377	121,633

Cash and cash equivalents, end of period	$456,238	$382,441

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$34,913	$28,504

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of other real estate owned	(3,540)	-
Increase in BOLI	(1,098)	(849)
Net amortization of premiums and discounts on investment securities	3,839	4,614
Accretion of PCI discount	(1,012)	(253)
Recapture of provision for loan losses	(1,000)	(4,500)
Payments to FDIC, loss share agreement	(39)	(450)
Stock-based compensation	736	679
Depreciation and amortization, net	257	558
Change in other assets and liabilities	7,363	28,846

Total adjustments	5,506	28,645

Net cash provided by operating activities	$40,419	$57,149

Supplemental Disclosure of Non-cash Investing Activities
Issuance of common stock for acquisition	$-	$37,637

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

On February 26, 2018, we entered into a definitive agreement to merge Community Bank with and into Citizens Business Bank. As of December 31, 2017, Community Bank had approximately $3.75 billion in total assets, $2.74 billion in gross loans and $2.86 billion in total deposits. Under the terms of the merger, Community Bank shareholders will have the right to receive, in respect of each share of common stock of Community Bank, 9.4595 shares of CVB common stock and $56.00 per share in cash, subject to any adjustments set forth in the Merger Agreement. The merger transaction is valued at approximately $885.2 million based on CVB’s closing stock price of $23.60 on February 26, 2018. Consummation of the merger is subject to customary closing conditions, including, among others, shareholder and regulatory approvals. The merger is expected to close in the third quarter of 2018.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification – Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3—Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC (“Form 10-K”).

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

Adoption of New Accounting Standards — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This update to the ASC requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 to January 1, 2018. The Company adopted the ASU during the first quarter of 2018, as required, using the modified retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are excluded from the scope of the new standard. Since there was no net income impact upon adoption of this ASU, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 14 Revenue Recognition for more information

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance in this ASU among other things, (i) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio at March 31, 2018 using an exit price notion. See Note 9 Fair Value Information.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and will require application using a retrospective transition method. The Company adopted this ASU retrospectively effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU No. 2017-09 are effective for annual periods, and interim within those annual reporting periods, beginning after December 15, 2017; early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act (“Tax Reform Act”). The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and the provisions of the amendment should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company elected to early adopt ASU 2018-02 in the first quarter of 2018 and reclassified $356,000 related to the stranded tax effects from accumulated other comprehensive income to retained earnings within our consolidated statements of stockholders’ equity.

Recent Accounting Pronouncements — In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

Valley Commerce Bancorp Acquisition

On March 10, 2017, the Company completed the acquisition of Valley Commerce Bancorp (“VCBP”), the holding company for Valley Business Bank (“VBB”), headquartered in the Central Valley area of California. The Company acquired all of the assets and assumed all of the liabilities of VCBP for $23.2 million in cash and $37.6 million in stock. As a result, VBB was merged with the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further strengthen its presence in the Central Valley area of California. At close, VBB had four branches located in Visalia, Tulare, Fresno, and Woodlake. The systems integration of VCBP and CBB was completed in May 2017. Three of these center locations were consolidated with nearby CBB locations in the third quarter of 2017 and the Company sold the Woodlake branch in the fourth quarter of 2017.

Goodwill of $27.0 million from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The total fair value of assets acquired approximated $405.9 million, which included $28.3 million in cash and cash equivalents net of cash paid, $2.0 million in FHLB stock, $309.7 million in loans and lease finance receivables, $5.3 million in fixed assets, $9.4 million in BOLI, $3.2 million in core deposit intangible assets acquired and $21.0 million in other assets. The total fair value of liabilities assumed was $368.3 million, which included $361.8 million in deposits, and $6.5 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of March 10, 2017. The assets acquired and liabilities assumed have been accounted for under the acquisition method accounting. The purchase price allocation was finalized in the third quarter of 2017.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the three months ended March 31, 2018, the Company did not incur any merger related expenses associated with the VCBP acquisition and incurred $651,000 for the three months ended March 31, 2017.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are traded in markets where similar assets are actively traded. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,655,742	$2,158	$(26,560)	$1,631,340	84.02%
CMO/REMIC - residential	259,180	644	(4,178)	255,646	13.17%
Municipal bonds	54,416	445	(993)	53,868	2.77%
Other securities	738	-	-	738	0.04%

Total available-for-sale securities	$1,970,076	$3,247	$(31,731)	$1,941,592	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$154,194	$473	$(2,453)	$152,214	19.32%
Residential mortgage-backed securities	170,573	-	(3,191)	167,382	21.36%
CMO	221,051	-	(11,522)	209,529	27.69%
Municipal bonds	252,466	760	(6,221)	247,005	31.63%

Total held-to-maturity securities	$798,284	$1,233	$(23,387)	$776,130	100.00%

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,747,780	$11,231	$(8,102)	$1,750,909	84.14%
CMO/REMIC - residential	274,634	1,277	(2,082)	273,829	13.16%
Municipal bonds	54,966	774	(244)	55,496	2.66%
Other securities	751	-	-	751	0.04%

Total available-for-sale securities	$2,078,131	$13,282	$(10,428)	$2,080,985	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$159,716	$854	$(2,134)	$158,436	19.25%
Residential mortgage-backed securities	176,427	667	(382)	176,712	21.26%
CMO	225,072	-	(8,641)	216,431	27.12%
Municipal bonds	268,675	2,751	(3,790)	267,636	32.37%

Total held-to-maturity securities	$829,890	$4,272	$(14,947)	$819,215	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$11,445	$11,926
Tax-advantaged	423	714

Total interest income from available-for-sale securities	11,868	12,640

Investment securities held-to-maturity:
Taxable	2,878	3,277
Tax-advantaged	1,887	2,230

Total interest income from held-to-maturity securities	4,765	5,507

Total interest income from investment securities	$16,633	$18,147

Approximately 89% of the total investment securities portfolio at March 31, 2018 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”).

	March 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,131,944	$(15,259)	$286,313	$(11,301)	$1,418,257	$(26,560)
CMO/REMIC - residential	132,728	(1,662)	67,578	(2,516)	200,306	(4,178)
Municipal bonds	9,363	(156)	13,357	(837)	22,720	(993)

Total available-for-sale securities	$1,274,035	$(17,077)	$367,248	$(14,654)	$1,641,283	$(31,731)

Investment securities held-to-maturity:
Government agency/GSE	$53,538	$(262)	$42,693	$(2,191)	$96,231	$(2,453)
Residential mortgage-backed securities	115,425	(1,649)	51,956	(1,542)	167,381	(3,191)
CMO	-	-	209,529	(11,522)	209,529	(11,522)
Municipal bonds	97,851	(1,714)	57,679	(4,507)	155,530	(6,221)

Total held-to-maturity securities	$266,814	$(3,625)	$361,857	$(19,762)	$628,671	$(23,387)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

At March 31, 2018 and December 31, 2017, investment securities having a carrying value of approximately $1.90 billion and $1.91 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$24,088	$24,417	$459	$450
Due after one year through five years	1,718,590	1,694,629	148,566	144,099
Due after five years through ten years	192,161	188,031	283,808	276,367
Due after ten years	35,237	34,515	365,451	355,214

Total investment securities	$1,970,076	$1,941,592	$798,284	$776,130

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2018.

6.	ACQUIRED SJB ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired San Joaquin Bank (“SJB”) and entered into loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) that is more fully discussed in Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2017. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The acquired loans were accounted for as Purchase Credit Impaired (“PCI”) loans.

At March 31, 2018, the remaining discount associated with the PCI loans approximated $1.1 million. The loss sharing agreement for commercial loans expired October 16, 2014 and will expire for single-family residential loans on October 16, 2019.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$908	$934
SBA	1,356	1,383
Real estate:
Commercial real estate	24,275	27,431
Construction	-	-
SFR mortgage	158	162
Dairy & livestock and agribusiness	10	770
Municipal lease finance receivables	-	-
Consumer and other loans	228	228

Gross PCI loans	26,935	30,908
Less: Purchase accounting discount	(1,074)	(2,026)

Gross PCI loans, net of discount	25,861	28,882
Less: Allowance for PCI loan losses	(312)	(367)

Net PCI loans	$25,549	$28,515

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Pass	$22,892	$26,439
Special mention	1,066	1,088
Substandard	2,977	3,381
Doubtful & loss	-	-

Total gross PCI loans	$26,935	$30,908

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of the Company’s total loans and lease finance receivables, excluding PCI loans, by type.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

Commercial and industrial	$514,229	$513,325
SBA	123,432	122,055
Real estate:
Commercial real estate	3,411,216	3,376,713
Construction	79,898	77,982
SFR mortgage	237,618	236,202
Dairy & livestock and agribusiness	276,379	347,289
Municipal lease finance receivables	67,892	70,243
Consumer and other loans	64,159	64,229

Gross loans, excluding PCI loans	4,774,823	4,808,038
Less: Deferred loan fees, net	(5,701)	(6,289)

Gross loans, excluding PCI loans, net of deferred loan fees	4,769,122	4,801,749
Less: Allowance for loan losses	(59,623)	(59,218)

Net loans, excluding PCI loans	4,709,499	4,742,531

PCI Loans	26,935	30,908
Discount on PCI loans	(1,074)	(2,026)
Less: Allowance for loan losses	(312)	(367)

PCI loans, net	25,549	28,515

Total loans and lease finance receivables	$4,735,048	$4,771,046

As of March 31, 2018, 78.09% of the Company’s total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 71.44% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of March 31, 2018, $203.4 million, or 5.96% of the total commercial real estate loans included loans secured by farmland, compared to $206.1 million, or 6.10%, at December 31, 2017. The loans secured by farmland included $117.1 million for loans secured by dairy & livestock land and $86.3 million for loans secured by agricultural land at March 31, 2018, compared to $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017. As of March 31, 2018, dairy & livestock and agribusiness loans of $276.4 million were comprised of $245.3 million for dairy & livestock loans and $31.1 million for agribusiness loans, compared to $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans at December 31, 2017.

At March 31, 2018, the Company held approximately $2.18 billion of total fixed rate loans, including PCI loans.

At March 31, 2018 and December 31, 2017, loans totaling $3.62 billion and $3.68 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of March 31, 2018 and December 31, 2017.

Credit Quality Indicators

An important element of our approach to credit risk management is our loan risk rating system. The originating officer assigns each loan an initial risk rating, which is reviewed and confirmed or changed, as appropriate, by credit management. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration or improvement in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$486,079	$17,312	$10,838	$-	$514,229
SBA	114,632	5,294	3,506	-	123,432
Real estate:
Commercial real estate
Owner occupied	1,017,210	73,607	4,913	-	1,095,730
Non-owner occupied	2,291,202	18,337	5,947	-	2,315,486
Construction
Speculative	63,544	-	-	-	63,544
Non-speculative	16,354	-	-	-	16,354
SFR mortgage	230,517	3,100	4,001	-	237,618
Dairy & livestock and agribusiness	253,498	12,706	10,175	-	276,379
Municipal lease finance receivables	67,324	568	-	-	67,892
Consumer and other loans	62,225	1,113	821	-	64,159

Total gross loans, excluding PCI loans	$4,602,585	$132,037	$40,201	$-	$4,774,823

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$483,641	$19,566	$10,118	$-	$513,325
SBA	112,835	5,358	3,862	-	122,055
Real estate:
Commercial real estate
Owner occupied	1,009,199	76,111	10,970	-	1,096,280
Non-owner occupied	2,257,130	16,434	6,869	-	2,280,433
Construction
Speculative	60,042	-	-	-	60,042
Non-speculative	17,940	-	-	-	17,940
SFR mortgage	229,032	3,124	4,046	-	236,202
Dairy & livestock and agribusiness	321,413	9,047	16,829	-	347,289
Municipal lease finance receivables	69,644	599	-	-	70,243
Consumer and other loans	61,715	1,255	1,259	-	64,229

Total gross loans, excluding PCI loans	$4,622,591	$131,494	$53,953	$-	$4,808,038

Allowance for Loan Losses (“ALLL”)

The Bank’s Audit and Director Loan Committees provide Board oversight of the ALLL process and approves the ALLL on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies of the 2017 Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at March 31, 2018 and December 31, 2017. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended March 31, 2018
	Ending Balance December 31, 2017	Charge-offs		Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance March 31, 2018
	(Dollars in thousands)
Commercial and industrial	$7,280	$-		$10	$209	$7,499
SBA	869	-		5	10	884
Real estate:
Commercial real estate	41,722	-		-	141	41,863
Construction	984	-		1,334	(1,331)	987
SFR mortgage	2,112	-		-	90	2,202
Dairy & livestock and agribusiness	4,647	-		-	19	4,666
Municipal lease finance receivables	851	-		-	(17)	834
Consumer and other loans	753		(7)	8	(66)	688
PCI loans	367	-		-	(55)	312

Total allowance for loan losses	$59,585		$(7)	$1,357	$(1,000)	$59,935

	For the Three Months Ended March 31, 2017
	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance March 31, 2017
	(Dollars in thousands)
Commercial and industrial	$8,154	$-	$52	$(250)	$7,956
SBA	871	-	4	(4)	871
Real estate:
Commercial real estate	37,443	-	-	1,543	38,986
Construction	1,096	-	2,025	(2,301)	820
SFR mortgage	2,287	-	64	(165)	2,186
Dairy & livestock and agribusiness	8,541	-	-	(2,699)	5,842
Municipal lease finance receivables	941	-	-	(52)	889
Consumer and other loans	988	(2)	29	(78)	937
PCI loans	1,219	-	-	(494)	725

Total allowance for loan losses	$61,540	$(2)	$2,174	$(4,500)	$59,212

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. Acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	March 31, 2018
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
			(Dollars in thousands)
Commercial and industrial	$432	$513,797	$-	$-	$7,499	$-
SBA	1,201	122,231	-	-	884	-
Real estate:
Commercial real estate	7,992	3,403,224	-	-	41,863	-
Construction	-	79,898	-	-	987	-
SFR mortgage	3,576	234,042	-	-	2,202	-
Dairy & livestock and agribusiness	818	275,561	-	-	4,666	-
Municipal lease finance receivables	-	67,892	-	-	834	-
Consumer and other loans	438	63,721	-	-	688	-
PCI loans	-	-	25,861	-	-	312

Total	$14,457	$4,760,366	$25,861	$-	$59,623	$312

	March 31, 2017
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
			(Dollars in thousands)
Commercial and industrial	$1,150	$527,795	$-	$88	$7,868	$-
SBA	1,926	110,764	-	9	862	-
Real estate:
Commercial real estate	20,216	3,199,083	-	-	38,986	-
Construction	384	72,398	-	-	820	-
SFR mortgage	4,248	241,114	-	-	2,186	-
Dairy & livestock and agribusiness	1,324	242,940	-	-	5,842	-
Municipal lease finance receivables	-	62,416	-	-	889	-
Consumer and other loans	801	79,362	-	-	937	-
PCI loans	-	-	56,527	-	-	725

Total	$30,049	$4,535,872	$56,527	$97	$58,390	$725

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2017, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

A loan is reported as a Troubled Debt Restructuring (“TDR”) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that the Bank would not otherwise consider. Examples of such concessions include a reduction in the interest rate, deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt of similar risk. As a result of one or more of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan losses.

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

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$272	$513,957	$514,229
SBA	-	-	-	589	122,843	123,432
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,332	1,091,398	1,095,730
Non-owner occupied	-	-	-	2,414	2,313,072	2,315,486
Construction
Speculative (2)	-	-	-	-	63,544	63,544
Non-speculative	-	-	-	-	16,354	16,354
SFR mortgage	680	-	680	1,309	235,629	237,618
Dairy & livestock and agribusiness	-	-	-	818	275,561	276,379
Municipal lease finance receivables	-	-	-	-	67,892	67,892
Consumer and other loans	63	-	63	438	63,658	64,159

Total gross loans, excluding PCI loans	$743	$-	$743	$10,172	$4,763,908	$4,774,823

(1)	As of March 31, 2018, $3.6 million of nonaccruing loans were current, $431,000 were 30-59 days past due, and $6.2 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$768	$-	$768	$250	$512,307	$513,325
SBA	403	-	403	906	120,746	122,055
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,365	1,091,915	1,096,280
Non-owner occupied	-	-	-	2,477	2,277,956	2,280,433
Construction
Speculative (2)	-	-	-	-	60,042	60,042
Non-speculative	-	-	-	-	17,940	17,940
SFR mortgage	-	-	-	1,337	234,865	236,202
Dairy & livestock and agribusiness	-	-	-	829	346,460	347,289
Municipal lease finance receivables	-	-	-	-	70,243	70,243
Consumer and other loans	1	-	1	552	63,676	64,229

Total gross loans, excluding PCI loans	$1,172	$-	$1,172	$10,716	$4,796,150	$4,808,038

(1)	As of December 31, 2017, $3.6 million of nonaccruing loans were current, $376,000 were 60-89 days past due and $6.8 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At March 31, 2018, the Company had impaired loans, excluding PCI loans, of $14.5 million. Impaired loans included $6.7 million of nonaccrual commercial real estate loans, $1.3 million of nonaccrual single-family residential (“SFR”) mortgage loans, $818,000 of nonaccrual dairy & livestock and agribusiness loans, $589,000 of nonaccrual Small Business Administration (“SBA”) loans, $438,000 of nonaccrual consumer and other loans, and $272,000 of nonaccrual commercial and industrial loans. These impaired loans included $8.2 million of loans whose terms were modified in a troubled debt restructuring, of which $3.9 million were classified as nonaccrual. The remaining balance of $4.3 million consisted of 15 loans performing according to the restructured terms. The impaired loans had a specific allowance of zero at March 31, 2018. At December 31, 2017, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $15.5 million with a related allowance of $75,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Three Months Ended
	March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$432	$986	$-	$461	$2
SBA	1,201	1,327	-	1,220	12
Real estate:
Commercial real estate
Owner occupied	4,332	4,755	-	4,348	-
Non-owner occupied	3,660	5,033	-	3,715	22
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	3,576	4,236	-	3,599	25
Dairy & livestock and agribusiness	818	1,091	-	826	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	438	640	-	519	-

Total	14,457	18,068	-	14,688	61

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	-	-	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	-	-	-	-	-

Total impaired loans	$14,457	$18,068	$-	$14,688	$61

	As of and For the Three Months Ended
	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,015	$1,985	$-	$1,045	$6
SBA	1,917	2,272	-	1,960	16
Real estate:
Commercial real estate
Owner occupied	6,669	7,081	-	6,434	32
Non-owner occupied	13,547	16,198	-	13,479	401
Construction
Speculative	384	402	-	384	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,248	5,024	-	4,259	34
Dairy & livestock and agribusiness	1,324	1,610	-	1,839	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	801	1,379	-	809	5

Total	29,905	35,951	-	30,209	495

With a related allowance recorded:
Commercial and industrial	135	136	88	152	2
SBA	9	25	9	10	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	144	161	97	162	2

Total impaired loans	$30,049	$36,112	$97	$30,371	$497

	As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$440	$980	$-
SBA	1,530	1,699	-
Real estate:
Commercial real estate
Owner occupied	4,365	4,763	-
Non-owner occupied	3,768	5,107	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	4,040	4,692	-
Dairy & livestock and agribusiness	829	1,091	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	174	370	-

Total	15,146	18,702	-

With a related allowance recorded:
Commercial and industrial	-	-	-
SBA	1	18	1
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	378	391	74

Total	379	409	75

Total impaired loans	$15,525	$19,111	$75

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of March 31, 2018, December 31, 2017 and March 31, 2017 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three months ended March 31, 2018, and 2017. As of March 31, 2018 and December 31, 2017, the balance in this reserve was $6.3 million and was included in other liabilities.

Troubled Debt Restructurings (“TDRs”)

Loans that are reported as TDRs are considered impaired and charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion regarding TDRs.

As of March 31, 2018, there were $8.2 million of loans classified as a TDR, of which $3.9 million were nonperforming and $4.3 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2018, performing TDRs were comprised of nine SFR mortgage loans of $2.3 million, two commercial real estate loans of $1.2 million, one SBA loan of $612,000, and three commercial and industrial loans of $160,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated zero and $1,000 of specific allowance to TDRs as of March 31, 2018 and December 31, 2017, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$4,809	$19,233
New modifications	-	3,143
Payoffs/payments, net and other	(524)	(3,003)
TDRs returned to accrual status	-	329
TDRs placed on nonaccrual status	-	-

Ending balance	$4,285	$19,702

Nonperforming TDRs:
Beginning balance	$4,200	$1,626
New modifications	-	2,066
Charge-offs	-	-
Payoffs/payments, net and other	(291)	(1,956)
TDRs returned to accrual status	-	(329)
TDRs placed on nonaccrual status	-	-

Ending balance	$3,909	$1,407

Total TDRs	$8,194	$21,109

There were no loans that were modified as TDRs during the three months ended March 31, 2018.

The following table summarizes loans modified as troubled debt restructurings for the period presented.

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

As of March 31, 2018 and 2017, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2018 and 2017, respectively.

8.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2018 and 2017, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 16,000 and 1,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$34,913	$28,504
Less: Net earnings allocated to restricted stock	108	112

Net earnings allocated to common shareholders	$34,805	$28,392

Weighted average shares outstanding	109,859	108,339
Basic earnings per common share	$0.32	$0.26

Diluted earnings per common share:
Net income allocated to common shareholders	$34,805	$28,392

Weighted average shares outstanding	109,859	108,339
Incremental shares from assumed exercise of outstanding options	364	467

Diluted weighted average shares outstanding	110,223	108,806
Diluted earnings per common share	$0.32	$0.26

9.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2018. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

•	Level 1 – includes assets and liabilities that have an active market that provides an objective quoted value for each unit. Here the active market quoted value is used to measure the fair value. Level 1 has the most objective measurement of fair value. Level 2 is less objective and Level 3 is the least objective (most subjective) in estimating fair value.

•	Level 2 – assets and liabilities are ones where there is no active market in the same assets, but where there are parallel markets or alternative means to estimate fair value using observable information inputs such as the value placed on similar assets or liability that were recently traded.

•	Level 3 – fair values are based on information from the entity that reports these values in their financial statements. Such data are referred to as unobservable, in that the valuations are not based on data available to parties outside the entity.

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

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,631,340	$-	$1,631,340	$-
CMO/REMIC - residential	255,646	-	255,646	-
Municipal bonds	53,868	-	53,868	-
Other securities	738	-	738	-

Total investment securities - AFS	1,941,592	-	1,941,592	-
Interest rate swaps	1,645	-	1,645	-

Total assets	$1,943,237	$-	$1,943,237	$-

Description of liability
Interest rate swaps	$1,645	$-	$1,645	$-

Total liabilities	$1,645	$-	$1,645	$-

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,750,909	$-	$1,750,909	$-
CMO/REMIC - residential	273,829	-	273,829	-
Municipal bonds	55,496	-	55,496	-
Other securities	751	-	751	-

Total investment securities - AFS	2,080,985	-	2,080,985	-
Interest rate swaps	3,211	-	3,211	-

Total assets	$2,084,196	$-	$2,084,196	$-

Description of liability
Interest rate swaps	$3,211	$-	$3,211	$-

Total liabilities	$3,211	$-	$3,211	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

There were no assets measured at fair value on a non-recurring basis that were held on the balance sheet at March 31, 2018. For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2017
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	378	-	-	378	74
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$378	$-	$-	$378	$74

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2018 and December 31, 2017, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$456,238	$456,238	$-	$-	$456,238
Interest-earning balances due from depository institutions	10,100	-	10,095	-	10,095
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	1,941,592	-	1,941,592	-	1,941,592
Investment securities held-to-maturity	798,284	-	776,130	-	776,130
Total loans, net of allowance for loan losses (1)	4,735,048	-	-	4,555,459	4,555,459
Swaps	1,645	-	1,645	-	1,645
Liabilities
Deposits:
Noninterest-bearing	$4,062,691	$4,062,691	$-	$-	$4,062,691
Interest-bearing	2,646,744	-	2,643,627	-	2,643,627
Borrowings	487,277	-	486,924	-	486,924
Junior subordinated debentures	25,774	-	-	19,909	19,909
Swaps	1,645	-	1,645	-	1,645

	December 31, 2017
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$144,377	$144,377	$-	$-	$144,377
Interest-earning balances due from depository institutions	17,952	-	17,951	-	17,951
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,080,985	-	2,080,985	-	2,080,985
Investment securities held-to-maturity	829,890	-	819,215	-	819,215
Total loans, net of allowance for loan losses	4,771,046	-	-	4,678,402	4,678,402
Swaps	3,211	-	3,211	-	3,211
Liabilities
Deposits:
Noninterest-bearing	$3,846,436	$3,846,436	$-	$-	$3,846,436
Interest-bearing	2,700,417	-	2,697,781	-	2,697,781
Borrowings	553,773	-	553,416	-	553,416
Junior subordinated debentures	25,774	-	-	18,070	18,070
Swaps	3,211	-	3,211	-	3,211

(1)	The fair value of loans as of March 31, 2018 was measured using an exit price notion.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Banking Centers (“Centers”) and Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. The Bank has 51 Banking Centers organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating departments within the Bank which is the basis for determining the Bank’s reportable segments. The chief operating decision maker (currently our CEO) regularly reviews the financial information of these two segments in deciding how to allocate resources and to assess performance. Our two principal reporting segments, Centers and Dairy & Livestock and Agribusiness, are aggregated into separate operating segments as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. All other operating departments have been aggregated and included in “Other” for reporting purposes. Recapture of provision for loan losses was allocated by reporting segment based on loan type. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the “Other” category.

The following tables represent the selected financial information for these two business segments. GAAP does not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and disclosed in Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2017. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the condensed consolidated financial statements. All income and expense items not directly associated with the Centers’ business segment are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended March 31, 2018
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$49,583	$3,851	$17,087	$70,521
(Recapture of) provision for loan losses	329	19	(1,348)	(1,000)

Net interest income after (recapture of) provision for loan losses	49,254	3,832	18,435	71,521

Noninterest income	5,301	45	7,570	12,916
Noninterest expense	13,225	517	22,204	35,946

Segment pre-tax profit	$41,330	$3,360	$3,801	$48,491

Goodwill	$116,564	$-	$-	$116,564

Segment assets as of March 31, 2018	$7,231,624	$407,527	$717,009	$8,356,160

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Three Months Ended March 31, 2017
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$45,578	$2,144	$17,711	$65,433
(Recapture of) provision for loan losses	511	(2,699)	(2,312)	(4,500)

Net interest income after (recapture of) provision for loan losses	45,067	4,843	20,023	69,933

Noninterest income	5,207	55	3,460	8,722
Noninterest expense	12,438	501	21,178	34,117

Segment pre-tax profit	$37,836	$4,397	$2,305	$44,538

Goodwill	$119,193	$-	$-	$119,193

Segment assets as of March 31, 2017	$7,399,909	$363,029	$796,183	$8,559,121

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2018, the Bank has entered into 77 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, therefore allowing customers to convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with the counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate, which has the effect of passing on the interest-rate risk associated with the customer’s fixed rate swap to the counterparty bank. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. Our interest rate swap derivatives are subject to a master netting arrangement with one counterparty bank. None of our derivative assets and liabilities are offset in the balance sheet.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2018 and December 31, 2017, the total notional amount of the Company’s swaps was $191.4 million, and $198.5 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	March 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$1,645	Other liabilities	$1,645

Total derivatives		$1,645		$1,645

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,211	Other liabilities	$3,211

Total derivatives		$3,211		$3,211

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended March 31,
		2018	2017
		(Dollars in thousands)
Interest rate swaps	Other income	$116	$323

Total		$116	$323

12.	OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended March 31,
	2018			2017
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(31,338)	$(9,265)	$(22,073)	$1,207	$507	$700
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(832)	(246)	(586)	(783)	(329)	(454)

Net change	$(32,170)	$(9,511)	$(22,659)	$424	$178	$246

13.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts of Assets Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
March 31, 2018
Financial assets:
Derivatives not designated as hedging instruments	$1,645	$-	$-	$1,645	$-	$1,645

Total	$1,645	$-	$-	$1,645	$-	$1,645

Financial liabilities:
Derivatives not designated as hedging instruments	$5,014	$(3,369)	$1,645	$3,369	$(12,526)	$(7,512)
Repurchase agreements	487,277	-	487,277	-	(626,413)	(139,136)

Total	$492,291	$(3,369)	$488,922	$3,369	$(638,939)	$(146,648)

December 31, 2017
Financial assets:
Derivatives not designated as hedging instruments	$3,211	$-	$-	$3,211	$-	$3,211

Total	$3,211	$-	$-	$3,211	$-	$3,211

Financial liabilities:
Derivatives not designated as hedging instruments	$4,495	$(1,284)	$3,211	$1,284	$(12,760)	$(8,265)
Repurchase agreements	553,773	-	553,773	-	(573,759)	(19,986)

Total	$558,268	$(1,284)	$556,984	$1,284	$(586,519)	$(28,251)

14.	REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 3 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Trust and Investment Services

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Wealth Management contracts with customers have no clauses that would entitle customers to additional services. Fees are earned based on market value of assets under management (AUM) and miscellaneous fees are transaction driven and are charged based on an agreed upon fee schedule. Performance obligation is satisfied upon execution of the transaction and there is no need to allocate transaction price to the performance obligation(s) in the contract. Wealth management customers can also terminate the contract at will. Based on our review, we did not find provisions in the contracts that will require changes to the current accounting under Topic 606.

For Investment Services, the fees are earned based on services performed for customers of an affiliated broker-dealer. Fees are earned from gross dealer commission based on trade date. Performance obligation is satisfied upon execution of the transaction and there is no need to allocate transaction price to the performance obligation(s) in the contract. Based on our review, we did not find provisions in the contracts that will require changes to the current accounting under Topic 606.

Deposit-related Fees

Service charges on deposit accounts consist of account analysis fees earned on analyzed business checking accounts, monthly service fees, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Bankcard Services

The Bank generates revenues from merchant servicing to its clients. A fee schedule is part of the contract and is calculated based on sales of merchants on a monthly basis. There is no future promise or claim to deliver services as merchant fees are based on monthly merchant transactions. The Company’s performance obligations are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Therefore, the new revenue standard has no impact on revenues generated from bankcard services.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,045	$3,727
Trust and investment services	2,157	2,296
Bankcard services	804	765
Other	1,391	1,219

Noninterest Income (in-scope of Topic 606)	8,397	8,007
Noninterest Income (out-of-scope of Topic 606)	4,519	715

Total noninterest income	$12,916	$8,722

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient, which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. and its wholly owned bank subsidiary. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

•	Allowance for Loan Losses (“ALLL”)
•	Income Taxes

Our significant accounting policies are described in greater detail in our 2017 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2017, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the first quarter of 2018, we reported net earnings of $34.9 million, compared with $17.9 million for the fourth quarter of 2017 and $28.5 million for the first quarter of 2017. This represented an increase of $17.1 million over the prior quarter and an increase of $6.4 million from the first quarter of 2017. Diluted earnings per share were $0.32 for the first quarter, compared to $0.16 for the prior quarter and $0.26 for the same period last year. Income tax expense for the fourth quarter of 2017 included a one-time charge of $13.2 million due to the re-measurement of the Company’s net deferred tax asset (“DTA”) resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). Excluding the impact of the $13.2 million DTA revaluation, net income totaled $31.1 million for the fourth quarter of 2017, or $0.28 per share. Net earnings grew by $3.9 million over the prior quarter, or 12.41%, when the impact of the DTA revaluation is excluded, and $6.4 million from the first quarter of 2017, or 22.48%.

At March 31, 2018, total assets of $8.36 billion increased $85.6 million, or 1.03%, from total assets of $8.27 billion at December 31, 2017. Interest-earning assets of $7.92 billion at March 31, 2018 increased $115.5 million, or 1.48%, when compared with $7.80 billion at December 31, 2017. The increase in interest-earning assets was primarily due to a $330.0 million increase in interest-earning balances due from the Federal Reserve. This increase was partially offset by a $171.0 million decrease in investment securities and a $35.6 million decrease in total loans. The decrease in total loans was due to the approximate $71.7 million decline in seasonal borrowings of dairy & livestock and agribusiness loans.

Total investment securities were $2.74 billion at March 31, 2018, a decrease of $171.0 million, or 5.87%, from $2.91 billion at December 31, 2017. At March 31, 2018, investment securities held-to-maturity (“HTM”) totaled $798.3 million. At March 31, 2018, investment securities available-for-sale (“AFS”) totaled $1.94 billion, inclusive of a pre-tax unrealized loss of $28.5 million. HTM securities declined by $31.6 million, or 3.81%, and AFS securities declined by $139.4 million, or 6.70%, from December 31, 2017.

Total loans and leases, net of deferred fees and discounts, were $4.79 billion at March 31, 2018, compared to $4.83 billion at December 31, 2017. Total loans decreased $35.6 million, or 0.74%, from December 31, 2017. The quarter-over-quarter decrease was due to a decline of $71.7 million in dairy & livestock and agribusiness loans primarily due to seasonal paydowns. The overall decrease was partially offset by growth of $31.3 million in commercial real estate loans.

Noninterest-bearing deposits were $4.06 billion at March 31, 2018, an increase of $216.3 million, or 5.62%, when compared to December 31, 2017. At March 31, 2018, noninterest-bearing deposits were 60.55% of total deposits, compared to 58.75% at December 31, 2017. Our average cost of total deposits was 0.09% for the quarter ended March 31, 2018, unchanged from both the fourth quarter of 2017 and the first quarter of 2017.

Customer repurchase agreements totaled $487.3 million at March 31, 2018, compared to $553.8 million and $564.4 million at December 31, 2017. Our average cost of total deposits including customer repurchase agreements was 0.11% for the quarter ended March 31, 2018, compared to 0.10% for the quarter ended December 31, 2017 and 0.11% for the quarter ended March 31, 2017.

There were no short-term borrowings outstanding at March 31, 2018, December 31, 2017. At March 31, 2018, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2017. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $59.9 million at March 31, 2018, compared to $59.6 million at December 31, 2017. The allowance for loan losses for the first quarter of 2018 was increased by net recoveries on loans of $1.3 million and was reduced by a $1.0 million loan loss provision recapture. The allowance for loan losses was 1.25% and 1.23% of total loans and leases outstanding, at March 31, 2018 and December 31, 2017, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of March 31, 2018, the Company’s Tier 1 leverage capital ratio totaled 12.20%, our common equity Tier 1 ratio totaled 16.85%, our Tier 1 risk-based capital ratio totaled 17.29%, and our total risk-based capital ratio totaled 18.44%. Refer to our Analysis of Financial Condition – Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisition

On February 26, 2018, we entered into a definitive agreement to merge Community Bank with and into Citizens Business Bank. As of December 31, 2017, Community Bank had approximately $3.75 billion in total assets, $2.74 billion in gross loans and $2.86 billion in total deposits. Under the terms of the merger, Community Bank shareholders will have the right to receive, in respect of each share of common stock of Community Bank, 9.4595 shares of CVB common stock and $56.00 per share in cash, subject to any adjustments set forth in the Merger Agreement. The merger transaction is valued at approximately $885.2 million based on CVB’s closing stock price of $23.60 on February 26, 2018. Consummation of the merger is subject to customary closing conditions, including, among others, shareholder and regulatory approval. The merger is expected to close in the third quarter of 2018.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended			Variance
	March 31, 2018	December 31, 2017		$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$70,521	$71,275		$(754)	-1.06%
Recapture of provision for loan losses	1,000	1,500		(500)	-33.33%
Noninterest income	12,916	12,582		334	2.65%
Noninterest expense	(35,946)	(35,057)		(889)	-2.54%
Income taxes	(13,578)	(32,449)	(1)	18,871	58.16%

Net earnings	$34,913	$17,851		$17,062	95.58%

Earnings per common share:
Basic	$0.32	$0.16		$0.16
Diluted	$0.32	$0.16		$0.16
Return on average assets	1.71%	0.85%	(1)	0.86%
Return on average shareholders’ equity	13.02%	6.48%	(1)	6.54%
Efficiency ratio	43.08%	41.81%		1.27%
Noninterest expense to average assets	1.77%	1.67%		0.10%
(1) Includes $13.2 million DTA revaluation resulting from the Tax Reform Act.
	For the Three Months Ended March 31,			Variance
	2018	2017		$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$70,521	$65,433		$5,088	7.78%
Recapture of provision for loan losses	1,000	4,500		(3,500)	-77.78%
Noninterest income	12,916	8,722		4,194	48.09%
Noninterest expense	(35,946)	(34,117)		(1,829)	-5.36%
Income taxes	(13,578)	(16,034)		2,456	15.32%

Net earnings	$34,913	$28,504		$6,409	22.48%

Earnings per common share:
Basic	$0.32	$0.26		$0.06
Diluted	$0.32	$0.26		$0.06
Return on average assets	1.71%	1.42%		0.29%
Return on average shareholders’ equity	13.02%	11.39%		1.63%
Efficiency ratio	43.08%	46.01%		-2.93%
Noninterest expense to average assets	1.77%	1.70%		0.07%

Tax Reform and Effect of Tax Rate Change Reconciliations (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. The three months ended December 31, 2017 includes a one-time charge of $13.2 million as a result of the December 22, 2017 enactment of the Tax Reform Act of 2017. We believe that presenting the effective tax rate, earnings, return on average assets, return on average equity, and earnings per common share, excluding the impact of the re-measurement of our net deferred tax asset, provides additional clarity to the users of financial statements regarding core financial performance.

	For the Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
	(Dollars in thousands, except per share amounts)

Income tax expense	$13,578	$32,449	$16,034
Less: Effect of income tax rate change-DTA revaluation	-	(13,208)	-

Adjusted income tax expense	$13,578	$19,241	$16,034

Effective Tax Rate	28.00%	64.51%	36.00%
Adjusted effective tax rate	28.00%	38.25%	36.00%

Net earnings	$34,913	$17,851	$28,504
Effect of income tax rate change-DTA revaluation	-	13,208	-

Adjusted net earnings	$34,913	$31,059	$28,504

Average assets	$8,256,380	$8,323,038	$8,122,137
Return on average assets (1)	1.71%	0.85%	1.42%
Adjusted return on average assets (1)	1.71%	1.48%	1.42%

Average equity	$1,087,273	1,092,412	$1,014,746
Return on average equity (1)	13.02%	6.48%	11.39%
Adjusted return on average equity (1)	13.02%	11.28%	11.39%

Weighted average shares outstanding
Basic	109,858,684	109,793,813	108,339,129
Diluted	110,223,288	110,205,600	108,805,810

Earnings per common share:
Basic	$0.32	$0.16	$0.26
Diluted	$0.32	$0.16	$0.26
Adjusted earnings per common share:
Basic	$0.32	$0.28	$0.26
Diluted	$0.32	$0.28	$0.26

(1)	Annualized.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 21% and 35% in effect for the three months ended March 31, 2018 and 2017, respectively. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,979,056	$11,445	2.31%	$2,169,368	$11,926	2.21%
Tax-advantaged	55,135	423	4.06%	76,431	714	5.29%
Held-to-maturity securities:
Taxable	554,774	2,878	2.08%	608,636	3,277	2.15%
Tax-advantaged	257,180	1,887	3.55%	284,468	2,230	4.23%
Investment in FHLB stock	17,688	332	7.61%	18,143	393	8.66%
Interest-earning deposits with other institutions	138,776	536	1.54%	117,804	267	0.91%
Loans (2)	4,789,943	55,196	4.67%	4,379,111	48,641	4.50%

Total interest-earning assets	7,792,552	72,697	3.80%	7,653,961	67,448	3.62%
Total noninterest-earning assets	463,828			468,176

Total assets	$8,256,380			$8,122,137

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,291,208	1,273	0.23%	$2,291,008	1,156	0.20%
Time deposits	377,352	252	0.27%	394,025	277	0.29%

Total interest-bearing deposits	2,668,560	1,525	0.23%	2,685,033	1,433	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	583,260	651	0.45%	648,554	582	0.36%

Interest-bearing liabilities	3,251,820	2,176	0.27%	3,333,587	2,015	0.25%

Noninterest-bearing deposits	3,856,254			3,700,572
Other liabilities	61,033			73,232
Stockholders’ equity	1,087,273			1,014,746

Total liabilities and stockholders’ equity	$8,256,380			$8,122,137

Net interest income		$70,521			$65,433

Net interest spread-tax equivalent			3.53%			3.37%
Net interest margin			3.66%			3.46%
Net interest margin-tax equivalent			3.68%			3.51%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% and 35% in effect for the three months ended March 31, 2018 and 2017, respectively. Non TE rate was 2.34% and 2.32% for the three months ended March 31, 2018 and 2017, respectively.
(2)	Includes loan fees of $896,000 and $900,000 for the three months ended March 31, 2018 and 2017, respectively. Prepayment penalty fees of $534,000 and $787,000 are included in interest income for the three months ended March 31, 2018 and 2017, respectively.
(3)	Includes interest-bearing demand and money market accounts.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31, 2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(972)	$535	$(44)	$(481)
Tax-advantaged investment securities	(160)	(102)	(29)	(291)
Held-to-maturity securities:
Taxable investment securities	(275)	(114)	(10)	(399)
Tax-advantaged investment securities	(198)	(132)	(13)	(343)
Investment in FHLB stock	(10)	(50)	(1)	(61)
Interest-earning deposits with other institutions	48	188	33	269
Loans	4,563	1,821	171	6,555

Total interest income	2,996	2,146	107	5,249

Interest expense:
Savings deposits	-	117	-	117
Time deposits	(12)	(13)	-	(25)
FHLB advances, other borrowings, and customer repurchase agreements	(59)	142	(14)	69

Total interest expense	(71)	246	(14)	161

Net interest income	$3,067	$1,900	$121	$5,088

First Quarter of 2018 Compared to the First Quarter of 2017

Net interest income, before recapture of provision for loan losses, of $70.5 million for the first quarter of 2018 increased $5.1 million, or 7.78%, compared to $65.4 million for the first quarter of 2017. Interest-earning assets grew on average by $138.6 million, or 1.81%, from $7.65 billion for the first quarter of 2017 to $7.79 billion for the first quarter of 2018. Our net interest margin (TE) was 3.68% for the first quarter of 2018, compared to 3.51% for the first quarter of 2017. On a nominal basis, excluding the impact from tax-exempt interest, the net interest margin for the first quarter of 2018 grew by 20 basis points over the first quarter of 2017.

Interest income for the first quarter of 2018 was $72.7 million, which represented a $5.2 million, or 7.78%, increase when compared to the same period of 2017. Average interest-earning assets increased by $138.6 million and the average interest-earning asset yield of 3.80%, increased by 17 basis points compared to the first quarter of 2017. The 17 basis point increase in the interest-earning asset yield over the first quarter of 2017 resulted from the combination of a 17 basis point increase in loan yield and the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets from 57.2% in the first quarter of 2017 to 61.5% in the first quarter of 2018. Conversely, investment securities declined as a percentage of earning assets from 41.0% in the prior year to 36.5% in the first quarter of 2018.

Interest income and fees on loans for the first quarter of 2018 totaled $55.2 million, which represented a $6.6 million, or 13.48%, increase when compared to the first quarter of 2017. Average loans increased $410.8 million for the first quarter of 2018 when compared with the same period of 2017. Contributing to the increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 0.75% when compared to the first quarter of 2017.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at March 31, 2018 and 2017. As of March 31, 2018 and 2017, we had $10.2 million and $10.3 million of nonaccrual loans (excluding PCI loans), respectively.

Interest income from investment securities was $16.6 million for the first quarter of 2018, a $1.5 million, or 8.34%, decrease from $18.1 million for the first quarter of 2017. This decrease was the result of a $292.8 million decrease in the average investment securities for the first quarter of 2018, compared to the same period of 2017, partially offset by a two basis point increase in the non-TE yield on securities. The tax equivalent yield on investments decreased five basis points over the first quarter of 2017, due to a reduction of the federal tax rate on tax-exempt investments resulting from the Tax Reform Act, from 35% for the first quarter of 2017 to 21% for the first quarter of 2018.

Interest expense of $2.2 million for the first quarter of 2018, increased $161,000, or 7.99%, compared to the first quarter of 2017. The average rate paid on interest-bearing liabilities increased two basis points, to 0.27% for the first quarter of 2018, from 0.25% for the first quarter of 2017. Average interest-bearing liabilities were $81.8 million lower during the first quarter of 2018, compared to the first quarter of 2017, as repurchase agreements and other borrowings declined by $65.3 million. Out total cost of funds for the first quarter of 2018 was 0.12%, unchanged from the first quarter of 2017.

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

The allowance for loan losses totaled $59.9 million at March 31, 2018, compared to $59.6 million at December 31, 2017. The allowance for loan losses was reduced by a $1.0 million loan loss provision recapture and was increased by net recoveries on loans of $1.3 million for the three months ended March 31, 2018. This compares to a $4.5 million loan loss provision recapture and net recoveries of $2.2 million for the same period of 2017. We believe the allowance is appropriate at March 31, 2018. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of March 31, 2018 and December 31, 2017 was 1.25% and 1.23%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $1.3 million for the three months ended March 31, 2018, compared to $2.2 million for the same period of 2017. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Refer to Note 3 — Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion about the FDIC loss sharing asset/liability. For the three months ended March 31, 2018 and 2017, there were zero in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended March 31,		Variance
	2018	2017	$	%
		(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,045	$3,727	$318	8.53%
Trust and investment services	2,157	2,296	(139)	-6.05%
Bankcard services	804	765	39	5.10%
BOLI income	979	715	264	36.92%
Gain on OREO, net	3,540	-	3,540	-
Other	1,391	1,219	172	14.11%

Total noninterest income	$12,916	$8,722	$4,194	48.09%

First Quarter of 2018 Compared to the First Quarter of 2017

The $4.2 million increase in noninterest income was primarily due to a $3.5 million net gain on the sale of an OREO property. The first quarter of 2018 also included a $475,000 recovery of a Valley Business Bank (“VBB”) loan that VBB had fully charged off prior to acquisition. Service charges on deposit accounts increased $318,000.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2018, CitizensTrust had approximately $2.48 billion in assets under management and administration, including $1.74 billion in assets under management. CitizensTrust generated fees of $2.2 million for the first quarter of 2018, a decrease of $139,000 compared to the first quarter of 2017.

The Bank’s investment in Bank-Owned Life Insurance (“BOLI”) includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The increase in BOLI income was due to a $436,000 death benefit included in our BOLI policies.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended March 31,		Variance
	2018	2017	$	%
		(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$22,314	$21,575	$739	3.43%
Occupancy	3,332	2,908	424	14.58%
Equipment	860	776	84	10.82%
Professional services	1,530	1,257	273	21.72%
Software licenses and maintenance	1,760	1,561	199	12.75%
Stationery and supplies	237	276	(39)	-14.13%
Telecommunications expense	528	557	(29)	-5.21%
Marketing and promotion	1,356	1,239	117	9.44%
Amortization of intangible assets	331	275	56	20.36%
Regulatory assessments	714	783	(69)	-8.81%
Insurance	423	460	(37)	-8.04%
Loan expense	255	190	65	34.21%
OREO expense	7	57	(50)	-87.72%
Directors’ expenses	240	208	32	15.38%
Acquisition related expenses	803	676	127	18.79%
Other	1,256	1,319	(63)	-4.78%

Total noninterest expense	$35,946	$34,117	$1,829	5.36%

Noninterest expense to average assets	1.77%	1.70%
Efficiency ratio (1)	43.08%	46.01%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

First Quarter of 2018 Compared to the First Quarter of 2017

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.77% for the first quarter of 2018, compared to 1.70% for the first quarter of 2017.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first quarter of 2018, the efficiency ratio was 43.08%, compared to 46.01% for the first quarter of 2017.

The $1.8 million, or 5.36%, increase in noninterest expense for the first quarter of 2018 was primarily due to a $739,000 increase in salaries and employee benefits, a $508,000 increase in occupancy and equipment costs, and an increase of $271,000 in legal expense. Software licenses and maintenance and marketing and promotion expense increased $199,000 and $117,000, respectively. The first quarter of 2018 included acquisition related expenses of $803,000 associated with the proposed merger of Community Bank.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 was 28.00%, compared to 36.00% for the three months ended March 31, 2017. On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. During the fourth quarter of 2017, we recorded a $13.2 million one-time charge to income tax expense due to the tax rate reduction and re-measurement of our net DTA. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits.

The effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Dairy & Livestock and Agribusiness. All other operations have been aggregated in “Other”. Our Centers and Dairy & Livestock and Agribusiness are the focal points for customer sales and services and the primary focus of management of the Company. All other operating departments have been aggregated and included in the “Other” category for reporting purposes. Recapture of provision for loan losses was allocated by reporting segment based on loan type. In addition, the Company allocates internal funds to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in the “Other” category. Taxes are not included in the segments as this is accounted for at the corporate level. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Refer to Note 3 — Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 10— Business Segments of the unaudited condensed consolidated financial statements.

Key measures we use to evaluate the segments’ performance are included in the following table for the three months ended March 31, 2018 and 2017. These tables also provide additional segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Three Months Ended March 31,
	2018	2017
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income	$49,583	$45,578
Provision for loan losses	329	511
Noninterest income	5,301	5,207
Noninterest expense	13,225	12,438

Segment pre-tax profit	$41,330	$37,836

Balance Sheet
Average loans	$3,968,428	$3,577,434
Average interest-bearing deposits and customer repurchase agreements	$3,217,390	$3,291,417
Yield on loans (1)	4.59%	4.52%
Rate paid on interest-bearing deposits and customer repurchases	0.24%	0.23%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the first quarter of 2018, the Centers’ segment pre-tax profit increased primarily due to a $4.0 million, or 8.79%, increase in net interest income when compared to the first quarter of 2017. Average loans grew by $391.0 million. Loan yield increased by seven basis points to 4.59% for the first quarter of 2018, compared to 4.52% for the first quarter of 2017. Contributing to the increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 0.75% when compared to the first quarter of 2017. The first quarter of 2018 included a loan loss provision of $329,000, compared to $511,000 for the same period of 2017.

Dairy &Livestock and Agribusiness

	For the Three Months Ended March 31,
	2018	2017
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income	$3,851	$2,144
(Recapture of) provision for loan losses	19	(2,699)
Noninterest income	45	55
Noninterest expense	517	501

Segment pre-tax profit	$3,360	$4,397

Balance Sheet
Average loans	$503,724	$429,994
Average interest-bearing deposits and customer repurchase agreements	$27,264	$31,234
Yield on loans (1)	4.22%	3.65%
Rate paid on interest-bearing deposits and customer repurchases	0.19%	0.22%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the first quarter of 2018, the dairy & livestock and agribusiness segment pre-tax profit decreased by $1.0 million, primarily due to a $2.7 million decrease in the loan loss provision recapture. Higher interest income of $1.4 million resulted from a 57 basis point increase in the loan yield for the first quarter of 2018 compared to the same period of 2017, principally due to an increase in the Bank’s Prime rate.

Other

	For the Three Months Ended March 31,
	2018	2017
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income (1)	$17,087	$17,711
Recapture of provision for loan losses	(1,348)	(2,312)
Noninterest income	7,570	3,460
Noninterest expense	22,204	21,178

Segment pre-tax profit	$3,801	$2,305

Balance Sheet
Average investment securities	$2,846,145	$3,138,903
Average loans	$317,791	$371,683
Average interest-bearing deposits	$-	$-
Average borrowings	$39,263	$45,367
Yield on investment securities-TE	2.41%	2.46%
Non-tax equivalent yield on investment securities	2.34%	2.32%
Yield on loans	6.43%	5.34%
Average cost of borrowings	2.51%	1.62%

(1)	Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

For the first quarter of 2018, pre-tax profit of the Company’s other operating departments, including treasury and administration, increased $1.5 million compared to 2017. Net interest income decreased by $624,000 primarily due to a $292.8 million decline in average investment securities when compared with the first quarter of 2017, partially offset by a two basis point increase in the non-TE yield on securities. The tax equivalent yield on investments decreased five basis points over the first quarter of 2017, due to a reduction of the federal tax rate on tax-exempt investments resulting from the Tax Reform Act, from 35% for the first quarter of 2017 to 21% for the first quarter of 2018. Loan loss provision recapture decreased $964,000 for the first quarter of 2018, compared to the first quarter of 2017. The $4.1 million increase in noninterest income for 2018 was primarily due to a $3.5 million net gain on the sale of an OREO property. The first quarter of 2018 also included a $475,000 recovery of a VBB loan that was fully charged off prior to acquisition. The $1.0 million increase in noninterest expense for the first quarter of 2018 was primarily due to increases in salaries and employee benefits, occupancy and equipment costs and legal expenses.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.36 billion at March 31, 2018. This represented an increase of $85.6 million, or 1.03%, from total assets of $8.27 billion at December 31, 2017. Interest-earning assets of $7.92 billion at March 31, 2018 increased $115.5 million, or 1.48%, when compared with interest-earning assets of $7.80 billion at December 31, 2017. The increase in interest-earning assets was primarily due to a $330.0 million increase in interest-earning balances due from the Federal Reserve. This increase was partially offset by a $171.0 million decrease in investment securities and a $35.6 million decrease in total loans. The decrease in total loans was due to the approximate $71.7 million decline in seasonal borrowings of dairy & livestock and agribusiness loans. Total liabilities were $7.29 billion at March 31, 2018, an increase of $88.0 million, or 1.22%, from total liabilities of $7.20 billion at December 31, 2017. Total equity decreased $2.4 million, or 0.23%, to $1.07 billion at March 31, 2018, compared to total equity of $1.07 billion at December 31, 2017. The $2.4 million decrease in equity was due to a $22.7 million decrease in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $15.4 million in cash dividends declared for the three months ended March 31, 2018. This was offset by $34.9 million in net earnings, and $772,000 for various stock-based compensation items.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2018, we reported total investment securities of $2.74 billion. This represented a decrease of $171.0 million, or 5.87%, from total investment securities of $2.91 billion at December 31, 2017. At March 31, 2018, investment securities HTM totaled $798.3 million. At March 31, 2018, our AFS investment securities totaled $1.94 billion, inclusive of a pre-tax unrealized loss of $28.5 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $20.1 million.

As of March 31, 2018, the Company had a pre-tax net unrealized holding loss on AFS investment securities of $28.5 million, compared to a pre-tax net unrealized holding gain of $2.7 million at December 31, 2017. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2018 and 2017, repayments/maturities of investment securities totaled $135.2 million and $141.2 million, respectively. There were no purchases of investment securities in the first quarter of 2018, compared to $143.5 million for the same period of 2017. No investment securities were sold during the first three months of 2018 and 2017.

The tables below set forth investment securities AFS and HTM for the periods presented.

	March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,655,742	$2,158	$(26,560)	$1,631,340	84.02%
CMO/REMIC - residential	259,180	644	(4,178)	255,646	13.17%
Municipal bonds	54,416	445	(993)	53,868	2.77%
Other securities	738	-	-	738	0.04%

Total available-for-sale securities	$1,970,076	$3,247	$(31,731)	$1,941,592	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$154,194	$473	$(2,453)	$152,214	19.32%
Residential mortgage-backed securities	170,573	-	(3,191)	167,382	21.36%
CMO	221,051	-	(11,522)	209,529	27.69%
Municipal bonds	252,466	760	(6,221)	247,005	31.63%

Total held-to-maturity securities	$798,284	$1,233	$(23,387)	$776,130	100.00%

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,747,780	$11,231	$(8,102)	$1,750,909	84.14%
CMO/REMIC - residential	274,634	1,277	(2,082)	273,829	13.16%
Municipal bonds	54,966	774	(244)	55,496	2.66%
Other securities	751	-	-	751	0.04%

Total available-for-sale securities	$2,078,131	$13,282	$(10,428)	$2,080,985	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$159,716	$854	$(2,134)	$158,436	19.25%
Residential mortgage-backed securities	176,427	667	(382)	176,712	21.26%
CMO	225,072	-	(8,641)	216,431	27.12%
Municipal bonds	268,675	2,751	(3,790)	267,636	32.37%

Total held-to-maturity securities	$829,890	$4,272	$(14,947)	$819,215	100.00%

The weighted-average yield (TE) on the total investment portfolio at March 31, 2018 was 2.52% with a weighted-average life of 4.4 years. This compares to a weighted-average yield of 2.50% at December 31, 2017 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the securities in the total investment portfolio, at March 31, 2018, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of March 31, 2018, approximately $98.1 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio are predominately AA or higher rated securities.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	March 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,131,944	$(15,259)	$286,313	$(11,301)	$1,418,257	$(26,560)
CMO/REMIC - residential	132,728	(1,662)	67,578	(2,516)	200,306	(4,178)
Municipal bonds	9,363	(156)	13,357	(837)	22,720	(993)

Total available-for-sale securities	$1,274,035	$(17,077)	$367,248	$(14,654)	$1,641,283	$(31,731)

Investment securities held-to-maturity:
Government agency/GSE	$53,538	$(262)	$42,693	$(2,191)	$96,231	$(2,453)
Residential mortgage-backed securities	115,425	(1,649)	51,956	(1,542)	167,381	(3,191)
CMO	-	-	209,529	(11,522)	209,529	(11,522)
Municipal bonds	97,851	(1,714)	57,679	(4,507)	155,530	(6,221)

Total held-to-maturity securities	$266,814	$(3,625)	$361,857	$(19,762)	$628,671	$(23,387)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

Loans

Total loans and leases, net of deferred fees and discounts, of $4.79 billion at March 31, 2018 decreased by $35.6 million, or 0.74%, from December 31, 2017. The quarter-over-quarter decrease in loans was due to a decline of $71.7 million in dairy & livestock and agribusiness loans primarily due to seasonal paydowns. The overall decrease was partially offset by growth of $31.3 million in commercial real estate loans.

The following table presents our loan portfolio, excluding PCI loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

Commercial and industrial	$ 514,229	$ 513,325
SBA	123,432	122,055
Real estate:
Commercial real estate	3,411,216	3,376,713
Construction	79,898	77,982
SFR mortgage	237,618	236,202
Dairy & livestock and agribusiness	276,379	347,289
Municipal lease finance receivables	67,892	70,243
Consumer and other loans	64,159	64,229

Gross loans, excluding PCI loans	4,774,823	4,808,038
Less: Deferred loan fees, net	(5,701)	(6,289)

Gross loans, excluding PCI loans, net of deferred loan fees	4,769,122	4,801,749
Less: Allowance for loan losses	(59,623)	(59,218)

Net loans, excluding PCI loans	4,709,499	4,742,531

PCI Loans	26,935	30,908
Discount on PCI loans	(1,074)	(2,026)
Less: Allowance for loan losses	(312)	(367)

PCI loans, net	25,549	28,515

Total loans and lease finance receivables	$ 4,735,048	$ 4,771,046

As of March 31, 2018, $203.4 million, or 5.96% of the total commercial real estate loans included loans secured by farmland, compared to $206.1 million, or 6.10%, at December 31, 2017. The loans secured by farmland included $117.1 million for loans secured by dairy & livestock land and $86.3 million for loans secured by agricultural land at March 31, 2018, compared to $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017. As of March 31, 2018, dairy & livestock and agribusiness loans of $276.4 million were comprised of $245.3 million for dairy & livestock loans and $31.1 million for agribusiness loans, compared to $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans at December 31, 2017.

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

As of March 31, 2018, the Company had $109.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2018, the Company had $15.3 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of March 31, 2018, the Company had $79.9 million in construction loans. This represents 1.66% of total gross loans held-for-investment. There were no PCI construction loans at March 31, 2018. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. At March 31, 2018, construction loans consisted of $48.3 million in SFR construction loans and $31.6 million in commercial construction loans. There were no nonperforming construction loans at March 31, 2018.

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

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$908	$934
SBA	1,356	1,383
Real estate:
Commercial real estate	24,275	27,431
Construction	-	-
SFR mortgage	158	162
Dairy & livestock and agribusiness	10	770
Municipal lease finance receivables	-	-
Consumer and other loans	228	228

Gross PCI loans	26,935	30,908
Less: Purchase accounting discount	(1,074)	(2,026)

Gross PCI loans, net of discount	25,861	28,882
Less: Allowance for PCI loan losses	(312)	(367)

Net PCI loans	$25,549	$28,515

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of March 31, 2018.

	March 31, 2018
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$1,626,134	34.1%	$1,133,090	33.2%
Central Valley	979,847	20.5%	714,750	21.0%
Inland Empire	747,229	15.7%	622,071	18.2%
Orange County	608,423	12.7%	375,949	11.0%
Central Coast	355,687	7.4%	294,066	8.6%
San Diego	137,761	2.9%	90,962	2.7%
Other California	104,558	2.2%	55,941	1.6%
Out of State	215,184	4.5%	124,387	3.7%

	$4,774,823	100.0%	$3,411,216	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of March 31, 2018.

	March 31, 2018
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$25,656	95.2%	$24,275	100.0%
Los Angeles County	1,174	4.4%	-	-
Central Coast	105	0.4%	-	-
Other California	-	-	-	-
Out of State	-	-	-	-

	$26,935	100.0%	$24,275	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans.

	March 31, 2018
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
		(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$211,602	5.8%	100.0%	$540
SFR mortgage - Mortgage pools	26,016	0.7%	100.0%	148

Total SFR mortgage	237,618	6.5%

Commercial real estate:
Multi-family	316,966	8.7%	-	1,273
Industrial	1,002,690	27.5%	40.4%	1,226
Office	608,168	16.7%	25.5%	1,288
Retail	538,829	14.8%	7.7%	1,548
Medical	246,686	6.7%	37.1%	1,973
Secured by farmland (2)	203,381	5.6%	100.0%	1,975
Other (3)	494,496	13.5%	40.5%	1,312

Total commercial real estate	3,411,216	93.5%

Total SFR mortgage and commercial real estate loans	$3,648,834	100.0%	36.5%	1,192

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $117.1 million for loans secured by dairy & livestock land and $86.3 million for loans secured by agricultural land at March 31, 2018.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

In the table above, SFR mortgage — Direct loans include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $10.6 million under this program during the three months ended March 31, 2018.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, with a remaining balance totaling $26.0 million at March 31, 2018. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio.

	March 31, 2018
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$158	0.6%	100.0%	$158
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	158	0.6%
Commercial real estate:
Multi-family	576	2.4%	-	576
Industrial	3,749	15.3%	100.0%	375
Office	385	1.6%	100.0%	193
Retail	5,051	20.7%	32.4%	459
Medical	5,374	22.0%	100.0%	1,075
Secured by farmland	1,281	5.2%	100.0%	320
Other (2)	7,859	32.2%	79.8%	414

Total commercial real estate	24,275	99.4%

Total SFR mortgage and commercial real estate loans	$24,433	100.0%	77.2%	461

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, and gas stations, which represents approximately 77% of other loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$6,263	$6,516
Troubled debt restructured loans (nonperforming)	3,909	4,200
OREO, net	-	4,527

Total nonperforming assets	$10,172	$15,243

Troubled debt restructured performing loans	$4,285	$4,809

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.21%	0.32%
Percentage of nonperforming assets to total assets	0.12%	0.18%

At March 31, 2018, loans classified as impaired, excluding PCI loans, totaled $14.5 million, or 0.30% of total gross loans, compared to $15.5 million, or 0.32% of total loans at December 31, 2017. At March 31, 2018, impaired loans which were restructured in a troubled debt restructure represented $8.2 million, of which $3.9 million were nonperforming and $4.3 million were performing.

Of the $14.5 million total impaired loans as of March 31, 2018, $12.1 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $2.4 million.

Troubled Debt Restructurings

Total TDRs were $8.2 million at March 31, 2018, compared to $9.0 million at December 31, 2017. At March 31, 2018, we had $3.9 million in nonperforming TDR loans and $4.3 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	March 31, 2018		December 31, 2017
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$160	3	$190	3
SBA	612	1	625	1
Real Estate:
Commercial real estate	1,246	2	1,291	2
Construction	-	-	-	-
SFR mortgage	2,267	9	2,703	10
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$4,285	15	$4,809	16

Nonperforming TDRs:
Commercial and industrial	$40	1	$50	1
SBA	-	-	281	2
Real Estate:
Commercial real estate	3,791	2	3,791	2
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	78	1	78	1
Consumer and other	-	-	-	-

Total nonperforming TDRs	$3,909	4	$4,200	6

Total TDRs	$8,194	19	$9,009	22

At March 31, 2018 and December 31, 2017, zero and $1,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for the three months ended March 31, 2018 and 2017.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$272	$250	$313	$1,058	$506
SBA	589	906	1,611	1,651	1,089
Real estate:
Commercial real estate	6,746	6,842	6,728	6,950	5,623
Construction	-	-	-	-	384
SFR mortgage	1,309	1,337	1,349	963	983
Dairy & livestock and agribusiness	818	829	829	829	1,324
Consumer and other loans	438	552	743	771	438

Total	$10,172	$10,716	$11,573	$12,222	$10,347

% of Total gross loans	0.21%	0.22%	0.24%	0.26%	0.22%

Past due 30-89 days:
Commercial and industrial	$-	$768	$45	$-	$219
SBA	-	403	-	-	329
Real estate:
Commercial real estate	-	-	220	218	-
Construction	-	-	-	-	-
SFR mortgage	680	-	-	400	403
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	63	1	6	1	429

Total	$743	$1,172	$271	$619	$1,380

% of Total gross loans	0.02%	0.02%	0.01%	0.01%	0.03%

OREO:
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	4,527	4,527	4,527	4,527

Total	$-	$4,527	$4,527	$4,527	$4,527

Total nonperforming, past due, and OREO	$10,915	$16,415	$16,371	$17,368	$16,254

% of Total gross loans	0.23%	0.34%	0.34%	0.37%	0.35%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $10.2 million at March 31, 2018, or 0.21% of total loans. This compares to nonperforming loans of $10.7 million, or 0.22% of total loans, at December 31, 2017. The $544,000 decrease in nonperforming loans quarter-over-quarter was primarily due to a $317,000 decrease in nonperforming SBA loans, a $114,000 decrease in nonperforming consumer and other loans, and a $96,000 decrease in nonperforming commercial real estate loans.

At March 31, 2018, we had no OREO, compared to one property with a carrying value of $4.5 million at December 31, 2017. During the first quarter of 2018, we sold an OREO property, realizing a net gain on sale of $3.5 million. There were no additions of OREO for the three months ended March 31, 2018.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2018, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of March 31, 2018 or December 31, 2017.

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

The allowance for loan losses totaled $59.9 million as of March 31, 2018, compared to $59.6 million as of December 31, 2017. The allowance for loan losses was increased by net recoveries on loans of $1.3 million and was reduced by a $1.0 million loan loss provision recapture for the three months ended March 31, 2018. This compares to a $4.5 million loan loss provision recapture, offset by net recoveries of $2.2 million for the same period of 2017.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented.

	As of and For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,585	$61,540
Charge-offs:
Commercial and industrial	-	-
SBA	-	-
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	-	-
Consumer and other loans	(7)	(2)

Total charge-offs	(7)	(2)

Recoveries:
Commercial and industrial	10	52
SBA	5	4
Commercial real estate	-	-
Construction	1,334	2,025
SFR mortgage	-	64
Dairy & livestock and agribusiness	-	-
Consumer and other loans	8	29

Total recoveries	1,357	2,174

Net recoveries	1,350	2,172
Recapture of provision for loan losses	(1,000)	(4,500)

Allowance for loan losses at end of period	$59,935	$59,212

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,306	$6,706
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$6,306	$6,706

Reserve for unfunded loan commitments to total unfunded loan commitments	0.61%	0.68%

Amount of total loans at end of period (1)	$4,794,983	$4,615,497
Average total loans outstanding (1)	$4,789,943	$4,379,111

Net recoveries to average total loans	0.03%	0.05%
Net recoveries to total loans at end of period	0.03%	0.05%
Allowance for loan losses to average total loans	1.25%	1.35%
Allowance for loan losses to total loans at end of period	1.25%	1.28%
Net recoveries to allowance for loan losses	2.25%	3.67%
Net recoveries to recapture of provision for loan losses	135.00%	48.27%

(1)	Includes PCI loans and is net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents zero and $75,000 (0.13%) of the total allowance as of March 31, 2018 and December 31, 2017, respectively.

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

There were no material changes to the Bank’s ALLL methodology in the first quarter of 2018. The Bank determined that the ALLL balance of $59.9 million was appropriate as a result of the net effect of reduced reserve requirements for (i) continued, moderate reductions in the historical loss rates for all portfolio segments (ii) positive migration in risk grades, with the greatest improvement in the dairy & livestock portfolio, (iii) modest decrease in qualitative factors due to a decrease in the effect from economic factors associated with commercial real estate, offset by net recoveries of $1.3 million and additional requirements related to loan growth experienced during the quarter within the commercial real estate and commercial and industrial loan segments of the non-acquired loan portfolio.

While we believe that the allowance at March 31, 2018 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.71 billion at March 31, 2018. This represented an increase of $162.6 million, or 2.48%, over total deposits of $6.55 billion at December 31, 2017. The composition of deposits is summarized for the periods presented in the table below.

	March 31, 2018		December 31, 2017

	Balance	Percent	Balance	Percent

	(Dollars in thousands)

Noninterest-bearing deposits	$4,062,691	60.55%	$3,846,436	58.75%
Interest-bearing deposits
Investment checking	433,725	6.46%	433,971	6.63%
Money market	1,467,409	21.87%	1,517,050	23.17%
Savings	373,520	5.57%	364,049	5.56%
Time deposits	372,090	5.55%	385,347	5.89%

Total deposits	$6,709,435	100.00%	$6,546,853	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $4.06 billion at March 31, 2018, representing an increase of $216.3 million, or 5.62%, from noninterest-bearing deposits of $3.85 billion at December 31, 2017. Noninterest-bearing deposits represented 60.55% of total deposits for March 31, 2018, compared to 58.75% of total deposits for December 31, 2017.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.27 billion at March 31, 2018, representing a decrease of $40.4 million, or 1.75%, from savings deposits of $2.32 billion at December 31, 2017.

Time deposits totaled $372.1 million at March 31, 2018, representing a decrease of $13.3 million, or 3.44%, from total time deposits of $385.3 million for December 31, 2017.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 7.87% for the first quarter of 2018, compared to 8.89% for the same quarter of 2017.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2018 and December 31, 2017, total customer repurchases were $487.3 million and $553.8 million, respectively, with a weighted average interest rate of 0.31% and 0.30%, respectively.

We had no short-term borrowings at both March 31, 2018 and at December 31, 2017.

At March 31, 2018, $3.62 billion of loans and $1.90 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of March 31, 2018.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$6,709,435	$6,679,852	$19,735	$1,537	$8,311
Customer repurchase agreements (1)	487,277	487,277	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	18,861	1,387	1,432	1,241	14,801
Operating leases	15,289	4,834	6,300	2,745	1,410
Affordable housing investment	3,345	3,201	66	43	35
Advertising agreements	1,125	1,125	-	-	-

Total	$7,261,106	$7,177,676	$27,533	$5,566	$50,331

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

We had no short-term borrowings at both March 31, 2018 and at December 31, 2017.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2018.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$503,087	$389,861	$83,256	$12,612	$17,358
SBA	36	32	-	4	-
Real estate:
Commercial real estate	147,967	39,794	51,524	48,950	7,699
Construction	79,657	60,714	18,943	-	-
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	181,418	87,474	93,674	270	-
Consumer and other loans	77,649	14,946	7,046	7,100	48,557

Total commitment to extend credit	989,814	592,821	254,443	68,936	73,614
Obligations under letters of credit	39,934	33,585	6,149	-	200

Total	$1,029,748	$626,406	$260,592	$68,936	$73,814

(1)	Total commitments to extend credit to agribusiness were $13.1 million at March 31, 2018.

As of March 31, 2018, we had commitments to extend credit of approximately $989.8 million, and obligations under letters of credit of $39.9 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $6.3 million as of March 31, 2018 and December 31, 2017 included in other liabilities.

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

The Company’s total equity was $1.07 billion at March 31, 2018. This represented a decrease of $2.4 million, or 0.23%, from total equity of $1.07 billion at December 31, 2017. This decrease was primarily due to a $22.7 million decline in other comprehensive income resulting from the tax effected impact of the decline in market value of our investment securities portfolio and $15.4 million in cash dividends declared for the first three months of 2018. This was offset by $34.9 million in net earnings and $772,000 for various stock-based compensation items.

During the first quarter of 2018, the Board of Directors of CVB declared quarterly cash dividends totaling $0.14 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of the Company’s outstanding shares at the time of authorization, and adopted a 10b5-1. There is no expiration date for this repurchase program. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M. For the three months ended March 31, 2018, the Company did not repurchase any shares of common stock under this program. As of March 31, 2018, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2018, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business — Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

At March 31, 2018, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			March 31, 2018		December 31, 2017
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	12.20%	12.09%	11.88%	11.77%
Common equity Tier I capital ratio	4.50%	6.50%	16.85%	17.14%	16.43%	16.71%
Tier 1 risk-based capital ratio	6.00%	8.00%	17.29%	17.14%	16.87%	16.71%
Total risk-based capital ratio	8.00%	10.00%	18.44%	18.30%	18.01%	17.86%

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

Our primary sources and uses of funds for the Company are loans and deposits. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.71 billion at March 31, 2018 increased $162.6 million, or 2.48%, over total deposits of $6.55 billion at December 31, 2017.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities and other anticipated near term cash flows from investments. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The sale of securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets.

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

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2018 and 2017. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Three Months Ended March
	2018	2017
	(Dollars in thousands)
Average cash and cash equivalents	$250,316	$199,831
Percentage of total average assets	3.03%	2.46%

Net cash provided by operating activities	$40,419	$57,149
Net cash provided by investing activities	190,745	135,582
Net cash provided by financing activities	80,697	68,077

Net increase in cash and cash equivalents	$311,861	$260,808

Average cash and cash equivalents increased by $50.5 million, or 25.26%, to $250.3 million for the three months ended March 31, 2018, compared to $199.8 million for the same period of 2017.

At March 31, 2018, cash and cash equivalents totaled $456.2 million. This represented an increase of $73.8 million, or 19.30%, from $382.4 million at March 31, 2017.

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

The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

	Estimated Net Interest Income Sensitivity (1)
	March 31, 2018		December 31, 2017
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	12-month Period	24-month Period (Cumulative)

+ 200 basis points	3.32%	6.48%	3.17%	6.35%
- 100 basis points	-2.53%	-5.22%	-2.70%	-5.53%
(1)	Percentage change from base.

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

We also perform valuation analysis which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2018, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2018	December 31, 2017
100 bp decrease in interest rates	-8.0%	-9.8%
100 bp increase in interest rates	3.8%	4.2%
200 bp increase in interest rates	6.6%	7.1%
300 bp increase in interest rates	5.6%	6.0%
400 bp increase in interest rates	4.1%	4.2%

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

For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the fiscal quarter ended March 31, 2018, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment, wage-hour and labor law claims, consumer, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

The Company was involved in several related actions entitled Glenda Morgan v. Citizens Business Bank, et al., Case No. BC568004, in the Superior Court for Los Angeles County, and Jessica Osuna v. Citizens Business Bank, et al., Case No. CIVDS1501781, in the Superior Court for San Bernardino County, alleging wage and hour claims on behalf of the Company’s “exempt” and “non-exempt” hourly employees. These cases, which were consolidated in Los Angeles County Superior Court in April 2015, were styled as putative class action lawsuits and allege, among other things, that (i) the Company misclassified certain employees and managers as “exempt” employees, (ii) the Company violated California’s wage and hour, overtime, meal break and rest break rules and regulations, (iii) certain employees did not receive proper expense reimbursements, (iv) the Company did not maintain accurate and complete payroll records, and (v) the Company engaged in unfair business practices. Subsequently, related cases were filed by the same law firm representing Morgan and Osuna in the Superior Court for San Bernardino County, alleging (1) violations of the California Labor Code and seeking penalties under the California Private Attorney General Act of 2004 and (2) seeking a declaratory judgment that certain releases and arbitration agreements previously signed by CBB employees were invalid.

On November 28, 2016, the parties reached an agreement in principle to settle all of the related wage and hour class action lawsuits (“Wage-Hour Settlement”). Plaintiffs agreed to dismiss all their lawsuits with prejudice in exchange for the payment of $1.5 million to the putative class members, including attorneys’ fees and costs, but not including credit for monies previously paid to certain employees in exchange for releases and arbitration agreements in favor of the Company. Accordingly, as of the reporting period ending on December 31, 2017, the Company maintained a litigation accrual of $1.5 million in connection with this matter, and the Wage-Hour Settlement received final Court approval at a hearing on March 6, 2018. Following the Court’s final approval of the Wage-Hour Settlement, the settlement administrator appointed by the Court proceeded to disburse the agreed-upon settlement funds to the class members according to the respective calculation formulas set forth in the settlement agreement for exempt and non-exempt employees, and, as of the end of this reporting period on March 31, 2018, this distribution process has been substantially completed.

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

Our accruals and disclosures for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose a loss contingency and/or the amount accrued if we believe it is reasonably likely to be material or if we believe such disclosure is necessary for our financial statements to not be misleading. If we determine that an exposure to loss exists in excess of an amount previously accrued or disclosed, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and we adjust our accruals and disclosures accordingly.

We do not presently believe that the ultimate resolution of any lawsuits currently pending against the Company will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M. For the three months ended March 31, 2018, the Company did not repurchase any shares of common stock under this program. As of March 31, 2018, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

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
Date: May 10, 2018

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)