Form 10-Q
period 2018-06-30
CVB FINANCIAL CORP
filed 2018-08-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of common stock of the registrant: 110,301,160 outstanding as of July 31, 2018.

PART I –   FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
•	our ability to attract deposits and other sources of funding or liquidity;
•	supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate;
•	a prolonged slowdown or decline in real estate construction, sales or leasing activities;
•	changes in the financial performance and/or condition of our borrowers, key vendors or counterparties;
•	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
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

•

the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, consumer, commercial or secured lending, securities and securities trading and hedging, compliance, fair lending, employment, executive compensation, insurance, vendor management and information privacy and security) with which we and our subsidiaries must comply or believe we should comply, including additional legal and regulatory requirements to which we may become subject in the event our total assets exceed $10 billion;

•

changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;

•

the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments or expected credit losses;

•	inflation, interest rate, securities market and monetary fluctuations;
•	changes in government interest rates or monetary or tax policies;
•	changes in the amount and availability of deposit insurance;
•	political developments, uncertainties or instability;
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
•

the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as securities, bank operations, consumer or employee class action litigation);

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$119,495	$119,841
Interest-earning balances due from Federal Reserve	61,994	24,536

Total cash and cash equivalents	181,489	144,377

Interest-earning balances due from depository institutions	7,150	17,952
Investment securities available-for-sale, at fair value (with amortized cost of $1,964,251 at June 30, 2018, and $2,078,131 at December 31, 2017)	1,929,994	2,080,985
Investment securities held-to-maturity (with fair value of $747,589 at June 30, 2018, and $819,215 at December 31, 2017)	772,469	829,890

Total investment securities	2,702,463	2,910,875

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	4,816,956	4,830,631
Allowance for loan losses	(59,583)	(59,585)

Net loans and lease finance receivables	4,757,373	4,771,046

Premises and equipment, net	44,691	46,166
Bank owned life insurance (BOLI)	147,419	146,486
Accrued interest receivable	21,778	22,704
Intangibles	6,179	6,838
Goodwill	116,564	116,564
Other real estate owned (OREO)	-	4,527
Income taxes	50,288	40,046
Other assets	40,781	25,317

Total assets	$8,093,863	$8,270,586

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$3,980,666	$3,846,436
Interest-bearing	2,554,640	2,700,417

Total deposits	6,535,306	6,546,853
Customer repurchase agreements	384,054	553,773
Deferred compensation	19,012	18,223
Junior subordinated debentures	25,774	25,774
Other liabilities	46,300	56,697

Total liabilities	7,010,446	7,201,320

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 110,302,468 at June 30, 2018, and 110,184,922 at December 31, 2017	575,502	573,453
Retained earnings	533,413	494,361
Accumulated other comprehensive (loss) income, net of tax	(25,498)	1,452

Total stockholders’ equity	1,083,417	1,069,266

Total liabilities and stockholders’ equity	$8,093,863	$8,270,586

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans and leases, including fees	$57,368	$53,614	$112,564	$102,255
Investment securities:
Investment securities available-for-sale	11,697	13,007	23,565	25,647
Investment securities held-to-maturity	4,807	5,323	9,572	10,830

Total investment income	16,504	18,330	33,137	36,477

Dividends from FHLB stock	298	359	630	752
Interest-earning deposits with other institutions and federal funds sold	635	286	1,171	553

Total interest income	74,805	72,589	147,502	140,037

Interest expense:
Deposits	1,549	1,559	3,074	2,992
Borrowings and customer repurchase agreements	337	382	790	811
Junior subordinated debentures	231	165	429	318

Total interest expense	2,117	2,106	4,293	4,121

Net interest income before recapture of provision for loan losses	72,688	70,483	143,209	135,916
Recapture of provision for loan losses	(1,000)	(1,000)	(2,000)	(5,500)

Net interest income after recapture of provision for loan losses	73,688	71,483	145,209	141,416

Noninterest income:
Service charges on deposit accounts	4,091	3,982	8,136	7,709
Trust and investment services	2,399	2,613	4,556	4,909
Bankcard services	958	871	1,762	1,636
BOLI income	1,069	1,497	2,048	2,212
Gain on OREO, net	-	2	3,540	2
Other	1,178	1,811	2,569	3,030

Total noninterest income	9,695	10,776	22,611	19,498

Noninterest expense:
Salaries and employee benefits	21,051	21,706	43,365	43,281
Occupancy and equipment	4,318	4,554	8,510	8,238
Professional services	1,690	1,843	3,220	3,100
Software licenses and maintenance	1,759	1,627	3,519	3,188
Marketing and promotion	1,148	1,190	2,504	2,429
Acquisition related expenses	494	1,250	1,297	1,926
Other	3,794	4,703	7,785	8,828

Total noninterest expense	34,254	36,873	70,200	70,990

Earnings before income taxes	49,129	45,386	97,620	89,924

Income taxes	13,756	17,013	27,334	33,047

Net earnings	$35,373	$28,373	$70,286	$56,877

Other comprehensive income (loss):
Unrealized (loss) gain on securities arising during the period, before tax	$(6,598)	$1,642	$(38,768)	$2,066
Less: Reclassification adjustment for net gain on securities included in net income	-	(402)	-	(402)

Other comprehensive (loss) income, before tax	(6,598)	1,240	(38,768)	1,664
Less: Income tax benefit (expense) related to items of other comprehensive income	1,951	(521)	11,462	(699)

Other comprehensive (loss) income, net of tax	(4,647)	719	(27,306)	965

Comprehensive income	$30,726	$29,092	$42,980	$57,842

Basic earnings per common share	$0.32	$0.26	$0.64	$0.52
Diluted earnings per common share	$0.32	$0.26	$0.64	$0.52
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.26

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended June 30, 2018 and 2017

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2017	108,252	$531,192	$449,499	$10,171	$990,862
Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(37)	(833)	-	-	(833)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	257	2,389	-	-	2,389
Shares issued pursuant to stock-based compensation plan	43	1,457	-	-	1,457
Cash dividends declared on common stock ($0.26 per share)	-	-	(28,635)	-	(28,635)
Net earnings	-	-	56,877	-	56,877
Other comprehensive income	-	-	-	965	965

Balance, June 30, 2017	110,149	$571,958	$477,675	$11,136	$1,060,769

Balance, January 1, 2018	110,185	$573,453	$494,361	$1,452	$1,069,266
Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(36)	(837)	-	-	(837)
Exercise of stock options	138	1,417	-	-	1,417
Shares issued pursuant to stock-based compensation plan	15	1,469	-	-	1,469
Cash dividends declared on common stock ($0.28 per share)	-	-	(30,878)	-	(30,878)
Net earnings	-	-	70,286	-	70,286
Other comprehensive income	-	-	-	(27,306)	(27,306)

Balance, June 30, 2018	110,302	$575,502	$533,413	$(25,498)	$1,083,417

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Interest and dividends received	$150,590	$145,978
Service charges and other fees received	17,032	17,456
Interest paid	(4,288)	(4,168)
Net cash paid to vendors, employees and others	(68,564)	(54,185)
Income taxes	(26,379)	(40,097)
Payments to FDIC, loss share agreement	(65)	(474)

Net cash provided by operating activities	68,326	64,510

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	-	1,952
Net change in interest-earning balances from depository institutions	10,802	23,277
Proceeds from sale of investment securities held-for-sale	-	5,403
Proceeds from repayment of investment securities available-for-sale	195,715	201,546
Proceeds from maturity of investment securities available-for-sale	10,806	16,615
Purchases of investment securities available-for-sale	(98,709)	(235,061)
Proceeds from repayment and maturity of investment securities held-to-maturity	55,021	70,949
Purchases of investment securities held-to-maturity	-	(30,112)
Net increase in equity investments	(21,827)	(601)
Net decrease in loan and lease finance receivables	20,802	25,211
Proceeds from BOLI death benefit	882	2,457
Purchase of premises and equipment	(1,225)	(2,469)
Proceeds from sales of other real estate owned	8,067	-
Cash acquired from acquisition, net of cash paid	-	28,325

Net cash provided by investing activities	180,334	107,492

Cash Flows from Financing Activities
Net increase in other deposits	11,299	58,901
Net decrease in time deposits	(22,846)	(33,197)
Net decrease in other borrowings	-	(53,000)
Net decrease in customer repurchase agreements	(169,719)	(56,943)
Cash dividends on common stock	(30,862)	(26,205)
Repurchase of common stock	(837)	(833)
Proceeds from exercise of stock options	1,417	2,389

Net cash used in financing activities	(211,548)	(108,888)

Net increase in cash and cash equivalents	37,112	63,114

Cash and cash equivalents, beginning of period	144,377	121,633

Cash and cash equivalents, end of period	$181,489	$184,747

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities

Net earnings	$70,286	$56,877

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain loss on sale of investment securities	-	(402)
Gain on sale of other real estate owned	(3,540)	-
Increase in BOLI	(1,815)	(3,691)
Net amortization of premiums and discounts on investment securities	7,302	8,989
Accretion of PCI discount	(2,137)	(505)
Recapture of provision for loan losses	(2,000)	(5,500)
Payments to FDIC, loss share agreement	(65)	(474)
Stock-based compensation	1,469	1,457
Depreciation and amortization, net	354	(402)
Change in other assets and liabilities	(1,528)	8,161

Total adjustments	(1,960)	7,633

Net cash provided by operating activities	$68,326	$64,510

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$-	$16,346
Issuance of common stock for acquisition	$-	$37,637

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through CitizensTrust. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 51 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

On February 26, 2018, we entered into a definitive agreement to merge Community Bank with and into Citizens Business Bank. As of June 30, 2018, Community Bank had approximately $3.71 billion in total assets, $2.79 billion in gross loans and $2.86 billion in total deposits. Under the terms of the merger, Community Bank shareholders will have the right to receive, in respect of each share of common stock of Community Bank, 9.4595 shares of CVB common stock and $56.00 per share in cash, subject to any adjustments set forth in the Merger Agreement. The merger transaction is valued at approximately $885.2 million based on CVB’s closing stock price of $23.60 on February 26, 2018. The shareholders of both Companies approved the merger on June 21, 2018. All regulatory approvals have been received and the merger is expected to close on August 10, 2018.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Adoption of New Accounting Standards — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This update to the ASC requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 to January 1, 2018. The Company adopted the ASU during the first quarter of 2018, as required, using the modified retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are excluded from the scope of the new standard. Since there was no net income impact upon adoption of this ASU, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 14 Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance in this ASU among other things, (i) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio at June 30, 2018 using an exit price notion. See Note 9 Fair Value Information.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, and contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and will require application using a retrospective transition method. The Company adopted this ASU retrospectively effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting.” The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019 and is applied retrospectively. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

The total fair value of assets acquired approximated $405.9 million, which included $28.3 million in cash and cash equivalents net of cash paid, $2.0 million in FHLB stock, $309.7 million in loans and lease finance receivables, $5.3 million in fixed assets, $9.4 million in BOLI, $3.2 million in core deposit intangible assets acquired and $21.0 million in other assets. The total fair value of liabilities assumed was $368.3 million, which included $361.8 million in deposits, and $6.5 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of March 10, 2017. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The purchase price allocation was finalized in the third quarter of 2017.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the six months ended June 30, 2018, the Company did not incur any merger related expenses associated with the VCBP acquisition and incurred $1.3 million and $1.9 million for the three and six months ended June 30, 2017, respectively.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are available-for-sale securities with fair value based on quoted prices for similar assets in active markets or quoted prices for identical assets in markets that are not active. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	June 30, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,665,717	$1,489	$(30,322)	$1,636,884	84.81%
CMO/REMIC - residential	244,227	357	(5,073)	239,511	12.41%
Municipal bonds	53,557	400	(1,108)	52,849	2.74%
Other securities	750	-	-	750	0.04%

Total available-for-sale securities	$1,964,251	$2,246	$(36,503)	$1,929,994	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$149,693	$406	$(2,948)	$147,151	19.38%
Residential mortgage-backed securities	164,914	-	(4,020)	160,894	21.35%
CMO	219,159	-	(12,773)	206,386	28.37%
Municipal bonds	238,703	574	(6,119)	233,158	30.90%

Total held-to-maturity securities	$772,469	$980	$(25,860)	$747,589	100.00%

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,747,780	$11,231	$(8,102)	$1,750,909	84.14%
CMO/REMIC - residential	274,634	1,277	(2,082)	273,829	13.16%
Municipal bonds	54,966	774	(244)	55,496	2.66%
Other securities	751	-	-	751	0.04%

Total available-for-sale securities	$2,078,131	$13,282	$(10,428)	$2,080,985	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$159,716	$854	$(2,134)	$158,436	19.25%
Residential mortgage-backed securities	176,427	667	(382)	176,712	21.26%
CMO	225,072	-	(8,641)	216,431	27.12%
Municipal bonds	268,675	2,751	(3,790)	267,636	32.37%

Total held-to-maturity securities	$829,890	$4,272	$(14,947)	$819,215	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$11,290	$12,420	$22,735	$24,346
Tax-advantaged	407	587	830	1,301

Total interest income from available-for-sale securities	11,697	13,007	23,565	25,647

Investment securities held-to-maturity:
Taxable	3,048	3,203	5,926	6,480
Tax-advantaged	1,759	2,120	3,646	4,350

Total interest income from held-to-maturity securities	4,807	5,323	9,572	10,830

Total interest income from investment securities	$16,504	$18,330	$33,137	$36,477

Approximately 89% of the total investment securities portfolio at June 30, 2018 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability to hold and do not have the intent to sell these securities. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”).

	June 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,253,569	$(18,601)	$272,657	$(11,721)	$1,526,226	$(30,322)
CMO/REMIC - residential	130,072	(2,291)	64,326	(2,782)	194,398	(5,073)
Municipal bonds	9,294	(221)	13,304	(887)	22,598	(1,108)

Total available-for-sale securities	$1,392,935	$(21,113)	$350,287	$(15,390)	$1,743,222	$(36,503)

Investment securities held-to-maturity:
Government agency/GSE	$53,518	$(437)	$41,567	$(2,511)	$95,085	$(2,948)
Residential mortgage-backed securities	106,204	(2,225)	54,691	(1,795)	160,895	(4,020)
CMO	-	-	206,386	(12,773)	206,386	(12,773)
Municipal bonds	91,541	(1,499)	61,207	(4,620)	152,748	(6,119)

Total held-to-maturity securities	$251,263	$(4,161)	$363,851	$(21,699)	$615,114	$(25,860)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

At June 30, 2018 and December 31, 2017, investment securities having a carrying value of approximately $1.74 billion and $1.91 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2018
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$26,487	$26,762	$-	$-
Due after one year through five years	1,711,078	1,682,200	283,278	270,230
Due after five years through ten years	197,590	192,738	209,623	205,138
Due after ten years	29,096	28,294	279,568	272,221

Total investment securities	$1,964,251	$1,929,994	$772,469	$747,589

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2018.

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

At June 30, 2018, the remaining discount associated with the PCI loans was zero. The loss sharing agreement for commercial loans expired October 16, 2014. The loss sharing agreement with the FDIC for single-family residential loans, which would have expired on October 16, 2019, was terminated by the Bank on July 20, 2018.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)

Commercial and industrial	$562	$934
SBA	1,311	1,383
Real estate:
Commercial real estate	17,214	27,431
Construction	-	-
SFR mortgage	154	162
Dairy & livestock and agribusiness	-	770
Municipal lease finance receivables	-	-
Consumer and other loans	185	228

Gross PCI loans	19,426	30,908
Less: Purchase accounting discount	-	(2,026)

Gross PCI loans, net of discount	19,426	28,882
Less: Allowance for PCI loan losses	(216)	(367)

Net PCI loans	$19,210	$28,515

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)

Pass	$18,137	$26,439
Special mention	1,044	1,088
Substandard	245	3,381
Doubtful & loss	-	-

Total gross PCI loans	$19,426	$30,908

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of the Company’s total loans and lease finance receivables, excluding PCI loans, by type.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$509,188	$513,325
SBA	121,048	122,055
Real estate:
Commercial real estate	3,454,030	3,376,713
Construction	84,400	77,982
SFR mortgage	237,154	236,202
Dairy & livestock and agribusiness	268,489	347,289
Municipal lease finance receivables	67,721	70,243
Consumer and other loans	60,875	64,229

Gross loans, excluding PCI loans	4,802,905	4,808,038
Less: Deferred loan fees, net	(5,375)	(6,289)

Gross loans, excluding PCI loans, net of deferred loan fees	4,797,530	4,801,749
Less: Allowance for loan losses	(59,367)	(59,218)

Net loans, excluding PCI loans	4,738,163	4,742,531

PCI Loans	19,426	30,908
Discount on PCI loans	-	(2,026)
Less: Allowance for loan losses	(216)	(367)

PCI loans, net	19,210	28,515

Total loans and lease finance receivables	$4,757,373	$4,771,046

As of June 30, 2018, 78.61% of the Company’s total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 71.92% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of June 30, 2018, $212.5 million, or 6.15% of the total commercial real estate loans included loans secured by farmland, compared to $206.1 million, or 6.10%, at December 31, 2017. The loans secured by farmland included $123.7 million for loans secured by dairy & livestock land and $88.8 million for loans secured by agricultural land at June 30, 2018, compared to $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017. As of June 30, 2018, dairy & livestock and agribusiness loans of $268.5 million were comprised of $231.5 million for dairy & livestock loans and $37.0 million for agribusiness loans, compared to $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans at December 31, 2017.

At June 30, 2018, the Company held approximately $2.20 billion of total fixed rate loans, including PCI loans.

At June 30, 2018 and December 31, 2017, loans totaling $3.73 billion and $3.68 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of June 30, 2018 and December 31, 2017.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$490,231	$16,415	$2,542	$-	$509,188
SBA	111,616	6,686	2,746	-	121,048
Real estate:
Commercial real estate
Owner occupied	1,063,163	61,509	19,102	-	1,143,774
Non-owner occupied	2,290,652	13,880	5,724	-	2,310,256
Construction
Speculative	74,785	-	-	-	74,785
Non-speculative	9,615	-	-	-	9,615
SFR mortgage	229,831	3,070	4,253	-	237,154
Dairy & livestock and agribusiness	244,408	19,581	4,500	-	268,489
Municipal lease finance receivables	67,153	568	-	-	67,721
Consumer and other loans	59,076	921	878	-	60,875

Total gross loans, excluding PCI loans	$4,640,530	$122,630	$39,745	$-	$4,802,905

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$483,641	$19,566	$10,118	$-	$513,325
SBA	112,835	5,358	3,862	-	122,055
Real estate:
Commercial real estate
Owner occupied	1,009,199	76,111	10,970	-	1,096,280
Non-owner occupied	2,257,130	16,434	6,869	-	2,280,433
Construction
Speculative	60,042	-	-	-	60,042
Non-speculative	17,940	-	-	-	17,940
SFR mortgage	229,032	3,124	4,046	-	236,202
Dairy & livestock and agribusiness	321,413	9,047	16,829	-	347,289
Municipal lease finance receivables	69,644	599	-	-	70,243
Consumer and other loans	61,715	1,255	1,259	-	64,229

Total gross loans, excluding PCI loans	$4,622,591	$131,494	$53,953	$-	$4,808,038

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

Management believes that the ALLL was appropriate at June 30, 2018 and December 31, 2017. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended June 30, 2018
	Ending Balance March 31, 2018	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2018
	(Dollars in thousands)
Commercial and industrial	$7,499	$-	$27	$(556)	$6,970
SBA	884	-	5	(48)	841
Real estate:
Commercial real estate	41,863	-	-	734	42,597
Construction	987	-	596	(580)	1,003
SFR mortgage	2,202	-	-	(47)	2,155
Dairy & livestock and agribusiness	4,666	-	19	(334)	4,351
Municipal lease finance receivables	834	-	-	(26)	808
Consumer and other loans	688	(2)	3	(47)	642
PCI loans	312	-	-	(96)	216

Total allowance for loan losses	$59,935	$(2)	$650	$(1,000)	$59,583

	For the Three Months Ended June 30, 2017
	Ending Balance March 31, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2017
	(Dollars in thousands)
Commercial and industrial	$7,956	$-	$42	$62	$8,060
SBA	871	-	38	4	913
Real estate:
Commercial real estate	38,986	-	154	787	39,927
Construction	820	-	1,694	(1,455)	1,059
SFR mortgage	2,186	-	-	183	2,369
Dairy & livestock and agribusiness	5,842	-	19	(421)	5,440
Municipal lease finance receivables	889	-	-	(37)	852
Consumer and other loans	937	-	42	(57)	922
PCI loans	725	-	-	(66)	659

Total allowance for loan losses	$59,212	$-	$1,989	$(1,000)	$60,201

	For the Six Months Ended June 30, 2018
	Ending Balance December 31, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2018
	(Dollars in thousands)
Commercial and industrial	$7,280	$-	$37	$(347)	$6,970
SBA	869	-	10	(38)	841
Real estate:
Commercial real estate	41,722	-	-	875	42,597
Construction	984	-	1,930	(1,911)	1,003
SFR mortgage	2,112	-	-	43	2,155
Dairy & livestock and agribusiness	4,647	-	19	(315)	4,351
Municipal lease finance receivables	851	-	-	(43)	808
Consumer and other loans	753	(9)	11	(113)	642
PCI loans	367	-	-	(151)	216

Total allowance for loan losses	$59,585	$(9)	$2,007	$(2,000)	$59,583

	For the Six Months Ended June 30, 2017
	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2017
	(Dollars in thousands)
Commercial and industrial	$8,154	$-	$94	$(188)	$8,060
SBA	871	-	42	-	913
Real estate:
Commercial real estate	37,443	-	154	2,330	39,927
Construction	1,096	-	3,719	(3,756)	1,059
SFR mortgage	2,287	-	64	18	2,369
Dairy & livestock and agribusiness	8,541	-	19	(3,120)	5,440
Municipal lease finance receivables	941	-	-	(89)	852
Consumer and other loans	988	(2)	71	(135)	922
PCI loans	1,219	-	-	(560)	659

Total allowance for loan losses	$61,540	$(2)	$4,163	$(5,500)	$60,201

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. Acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	June 30, 2018
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
			(Dollars in thousands)
Commercial and industrial	$355	$508,833	$-	$-	$6,970	$-
SBA	1,174	119,874	-	-	841	-
Real estate:
Commercial real estate	7,741	3,446,289	-	-	42,597	-
Construction	-	84,400	-	-	1,003	-
SFR mortgage	4,133	233,021	-	13	2,142	-
Dairy & livestock and agribusiness	800	267,689	-	-	4,351	-
Municipal lease finance receivables	-	67,721	-	-	808	-
Consumer and other loans	509	60,366	-	3	639	-
PCI loans	-	-	19,426	-	-	216

Total	$14,712	$4,788,193	$19,426	$16	$59,351	$216

	June 30, 2017
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
			(Dollars in thousands)
Commercial and industrial	$1,605	$535,742	$-	$13	$8,047	$-
SBA	2,478	126,805	-	6	907	-
Real estate:
Commercial real estate	18,558	3,247,300	-	-	39,927	-
Construction	-	77,294	-	-	1,059	-
SFR mortgage	4,195	245,738	-	-	2,369	-
Dairy & livestock and agribusiness	829	244,426	-	-	5,440	-
Municipal lease finance receivables	-	66,048	-	-	852	-
Consumer and other loans	1,131	72,778	-	94	828	-
PCI loans	-	-	49,869	-	-	659

Total	$28,796	$4,616,131	$49,869	$113	$59,429	$659

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

A loan is reported as a Troubled Debt Restructuring (“TDR”) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that the Bank would not otherwise consider. Examples of such concessions include a reduction in the interest rate, deferral of principal or accrued interest, extending the payment due dates or loan maturity date(s), or providing a lower interest rate than would be normally available for new debt of similar risk. As a result of one or more of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the carrying value of the loan. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan losses.

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

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
			(Dollars in thousands)
Commercial and industrial	$-	$-	$-	$204	$508,984	$509,188
SBA	-	-	-	574	120,474	121,048
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,294	1,134,706	1,139,000
Non-owner occupied	-	-	-	2,223	2,312,807	2,315,030
Construction
Speculative (2)	-	-	-	-	74,785	74,785
Non-speculative	-	-	-	-	9,615	9,615
SFR mortgage	-	-	-	1,578	235,576	237,154
Dairy & livestock and agribusiness	-	-	-	800	267,689	268,489
Municipal lease finance receivables	-	-	-	-	67,721	67,721
Consumer and other loans	47	-	47	509	60,319	60,875

Total gross loans, excluding PCI loans	$47	$-	$47	$10,182	$4,792,676	$4,802,905

(1)	As of June 30, 2018, $3.2 million of nonaccruing loans were current, $164,000 were 30-59 days past due, $129,000 were 60-89 days past due and $6.7 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
			(Dollars in thousands)
Commercial and industrial	$768	$-	$768	$250	$512,307	$513,325
SBA	403	-	403	906	120,746	122,055
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,365	1,091,915	1,096,280
Non-owner occupied	-	-	-	2,477	2,277,956	2,280,433
Construction
Speculative (2)	-	-	-	-	60,042	60,042
Non-speculative	-	-	-	-	17,940	17,940
SFR mortgage	-	-	-	1,337	234,865	236,202
Dairy & livestock and agribusiness	-	-	-	829	346,460	347,289
Municipal lease finance receivables	-	-	-	-	70,243	70,243
Consumer and other loans	1	-	1	552	63,676	64,229

Total gross loans, excluding PCI loans	$1,172	$-	$1,172	$10,716	$4,796,150	$4,808,038

(1)	As of December 31, 2017, $3.6 million of nonaccruing loans were current, $376,000 were 60-89 days past due and $6.8 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At June 30, 2018, the Company had impaired loans, excluding PCI loans, of $14.7 million. Impaired loans included $6.5 million of nonaccrual commercial real estate loans, $1.6 million of nonaccrual single-family residential (“SFR”) mortgage loans, $800,000 of nonaccrual dairy & livestock and agribusiness loans, $574,000 of nonaccrual Small Business Administration (“SBA”) loans, $509,000 of nonaccrual consumer and other loans, and $204,000 of nonaccrual commercial and industrial loans. These impaired loans included $8.4 million of loans whose terms were modified in a troubled debt restructuring, of which $3.9 million were classified as nonaccrual. The remaining balance of $4.5 million consisted of 15 loans performing according to the restructured terms. The impaired loans had a specific allowance of $16,000 at June 30, 2018. At December 31, 2017, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $15.5 million with a related allowance of $75,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Six Months Ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$355	$864	$-	$378	$4
SBA	1,174	1,302	-	1,204	23
Real estate:
Commercial real estate
Owner occupied	4,294	4,747	-	4,331	-
Non-owner occupied	3,447	4,894	-	3,565	44
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,120	4,860	-	4,159	55
Dairy & livestock and agribusiness	800	1,091	-	819	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	506	716	-	568	-

Total	14,696	18,474	-	15,024	126

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	-	-	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	13	13	13	13	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	3	3	3	3	-

Total	16	16	16	16	-

Total impaired loans	$14,712	$18,490	$16	$15,040	$126

	As of and For the Six Months Ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,465	$1,939	$-	$1,572	$13
SBA	2,472	2,750	-	2,538	32
Real estate:
Commercial real estate
Owner occupied	5,541	5,866	-	5,240	69
Non-owner occupied	13,017	15,469	-	12,908	798
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,195	4,983	-	4,242	73
Dairy & livestock and agribusiness	829	1,091	-	1,123	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	734	941	-	752	9

Total	28,253	33,039	-	28,375	995

With a related allowance recorded:
Commercial and industrial	140	187	13	157	1
SBA	6	23	6	9	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	397	402	94	399	-

Total	543	612	113	565	1

Total impaired loans	$28,796	$33,651	$113	$28,940	$996

	As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$440	$980	$-
SBA	1,530	1,699	-
Real estate:
Commercial real estate
Owner occupied	4,365	4,763	-
Non-owner occupied	3,768	5,107	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	4,040	4,692	-
Dairy & livestock and agribusiness	829	1,091	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	174	370	-

Total	15,146	18,702	-

With a related allowance recorded:
Commercial and industrial	-	-	-
SBA	1	18	1
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	378	391	74

Total	379	409	75

Total impaired loans	$15,525	$19,111	$75

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of June 30, 2018, December 31, 2017 and June 30, 2017 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2018, and 2017. As of June 30, 2018 and December 31, 2017, the balance in this reserve was $6.3 million and was included in other liabilities.

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

As of June 30, 2018, there were $8.4 million of loans classified as a TDR, of which $3.9 million were nonperforming and $4.5 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2018, performing TDRs were comprised of 10 SFR mortgage loans of $2.6 million, two commercial real estate loans of $1.2 million, one SBA loan of $600,000, and two commercial and industrial loans of $151,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated zero and $1,000 of specific allowance to TDRs as of June 30, 2018 and December 31, 2017, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$4,285	$19,702	$4,809	$19,233
New modifications	311	-	311	3,143
Payoffs/payments, net and other	(66)	16	(590)	(2,987)
TDRs returned to accrual status	-	-	-	329
TDRs placed on nonaccrual status	-	(3,144)	-	(3,144)

Ending balance	$4,530	$16,574	$4,530	$16,574

Nonperforming TDRs:
Beginning balance	$3,909	$1,407	$4,200	$1,626
New modifications	38	-	38	2,066
Charge-offs	-	-	-	-
Payoffs/payments, net and other	(55)	(160)	(346)	(2,116)
TDRs returned to accrual status	-	-	-	(329)
TDRs placed on nonaccrual status	-	3,144	-	3,144

Ending balance	$3,892	$4,391	$3,892	$4,391

Total TDRs	$8,422	$20,965	$8,422	$20,965

The following table summarizes loans modified as troubled debt restructurings for the period presented.

Modifications (1)

For the Three Months Ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2018	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	38	38	31	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	1	311	311	307	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$349	$349	$338	$-

For the Three Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	-	$-	$-	$-	$-

For the Six Months Ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2018	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	38	38	31	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	311	311	307	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$349	$349	$338	$-

For the Six Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	3,143	3,143	3,143	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	1,984	1,984	78	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	82	82	78	-

Total loans	3	$5,209	$5,209	$3,299	$-

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of June 30, 2018, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2018.

As of June 30, 2017, there was one commercial real estate loan with an outstanding balance of $3.1 million that was modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2017.

8.     EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2018, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 14,000 and 13,000, respectively. For the three and six months ended June 30, 2017, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 11,000 and 8,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017 2018		2017
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$35,373	$28,373	$70,286	$56,877
Less: Net earnings allocated to restricted stock	94	105	202	217

Net earnings allocated to common shareholders	$35,279	$28,268	$70,084	$56,660

Weighted average shares outstanding	109,983	109,730	109,921	109,039
Basic earnings per common share	$0.32	$0.26	$0.64	$0.52

Diluted earnings per common share:
Net income allocated to common shareholders	35,279	28,268	70,084	56,660

Weighted average shares outstanding	109,983	109,730	109,921	109,039
Incremental shares from assumed exercise of outstanding options	372	348	418	406

Diluted weighted average shares outstanding	110,355	110,078	110,339	109,445
Diluted earnings per common share	$0.32	$0.26	$0.64	$0.52

9.     FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2018. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

•	Level 1 – Quoted prices in active markets for identical assets or liabilities in active markets that are accessible at the measurement date.

•

Level 2 – Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs or model derived valuations that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation.

There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,636,884	$-	$1,636,884	$-
CMO/REMIC - residential	239,511	-	239,511	-
Municipal bonds	52,849	-	52,849	-
Other securities	750	-	750	-

Total investment securities - AFS	1,929,994	-	1,929,994	-
Interest rate swaps	1,405	-	1,405	-

Total assets	$1,931,399	$-	$1,931,399	$-

Description of liability
Interest rate swaps	$1,405	$-	$1,405	$-

Total liabilities	$1,405	$-	$1,405	$-

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,750,909	$-	$1,750,909	$-
CMO/REMIC - residential	273,829	-	273,829	-
Municipal bonds	55,496	-	55,496	-
Other securities	751	-	751	-

Total investment securities - AFS	2,080,985	-	2,080,985	-
Interest rate swaps	3,211	-	3,211	-

Total assets	$2,084,196	$-	$2,084,196	$-

Description of liability
Interest rate swaps	$3,211	$-	$3,211	$-

Total liabilities	$3,211	$-	$3,211	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2018 and December 31, 2017, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2018
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	13	-	-	13	13
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	3	-	-	3	3
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$16	$-	$-	$16	$16

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2017
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	378	-	-	378	74
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$378	$-	$-	$378	$74

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2018 and December 31, 2017, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$181,489	$181,489	$-	$-	$181,489
Interest-earning balances due from depository institutions	7,150	-	7,086	-	7,086
Investment securities available-for-sale	1,929,994	-	1,929,994	-	1,929,994
Investment securities held-to-maturity	772,469	-	747,589	-	747,589
Total loans, net of allowance for loan losses (1)	4,757,373	-	-	4,634,939	4,634,939
Swaps	1,405	-	1,405	-	1,405
Liabilities
Deposits:
Interest-bearing	$2,554,640	$-	$2,551,285	$-	$2,551,285
Borrowings	384,054	-	383,725	-	383,725
Junior subordinated debentures	25,774	-	-	20,910	20,910
Swaps	1,405	-	1,405	-	1,405

(1)	The fair value of loans as of June 30, 2018 was measured using an exit price notion.

	December 31, 2017
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$144,377	$144,377	$-	$-	$144,377
Interest-earning balances due from depository institutions	17,952	-	17,951	-	17,951
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,080,985	-	2,080,985	-	2,080,985
Investment securities held-to-maturity	829,890	-	819,215	-	819,215
Total loans, net of allowance for loan losses	4,771,046	-	-	4,678,402	4,678,402
Swaps	3,211	-	3,211	-	3,211
Liabilities
Deposits:
Noninterest-bearing	$3,846,436	$3,846,436	$-	$-	$3,846,436
Interest-bearing	2,700,417	-	2,697,781	-	2,697,781
Borrowings	553,773	-	553,416	-	553,416
Junior subordinated debentures	25,774	-	-	18,070	18,070
Swaps	3,211	-	3,211	-	3,211

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the periods presented.

	For the Three Months Ended June 30, 2018
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$52,271	$3,467	$16,950	$72,688
Recapture of provision for loan losses	(70)	(334)	(596)	(1,000)

Net interest income after recapture of provision for loan losses	52,341	3,801	17,546	73,688

Noninterest income	5,637	47	4,011	9,695
Noninterest expense	12,779	472	21,003	34,254

Segment pre-tax profit	$45,199	$3,376	$554	$49,129

Goodwill	$116,564	$-	$-	$116,564

Segment assets as of June 30, 2018	$6,996,216	$404,236	$693,411	$8,093,863

(1)	Includes treasury and administration, as well as the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Three Months Ended June 30, 2017
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$48,762	$2,369	$19,352	$70,483
(Recapture of) provision for loan losses	875	(421)	(1,454)	(1,000)

Net interest income after (recapture of) provision for loan losses	47,887	2,790	20,806	71,483

Noninterest income	5,303	49	5,424	10,776
Noninterest expense	13,206	504	23,163	36,873
Debt termination expense	-	-	-	-

Segment pre-tax profit	$39,984	$2,335	$3,067	$45,386

Goodwill	$119,193	$-	$-	$119,193

Segment assets as of June 30, 2017	$7,314,110	$348,570	$755,523	$8,418,203

(1)	Includes treasury and administration, as well as the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Six Months Ended June 30, 2018
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$101,854	$7,318	$34,037	$143,209
(Recapture of) provision for loan losses	259	(315)	(1,944)	(2,000)

Net interest income after (recapture of) provision for loan losses	101,595	7,633	35,981	145,209

Noninterest income	10,938	92	11,581	22,611
Noninterest expense	26,004	989	43,207	70,200
Debt termination expense	-	-	-	-

Segment pre-tax profit	$86,529	$6,736	$4,355	$97,620

Goodwill	$116,564	$-	$-	$116,564

Segment assets as of June 30, 2018	$6,996,216	$404,236	$693,411	$8,093,863

(1)	Includes treasury and administration, as well as the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

	For the Six Months Ended June 30, 2017
	Centers	Dairy & livestock and agribusiness	Other (1)	Total
	(Dollars in thousands)
Net interest income	$94,340	$4,513	$37,063	$135,916
(Recapture of) provision for loan losses	1,386	(3,120)	(3,766)	(5,500)

Net interest income after (recapture of) provision for loan losses	92,954	7,633	40,829	141,416

Noninterest income	10,510	104	8,884	19,498
Noninterest expense	25,644	1,005	44,341	70,990
Debt termination expense	-	-	-	-

Segment pre-tax profit	$77,820	$6,732	$5,372	$89,924

Goodwill	$119,193	$-	$-	$119,193

Segment assets as of June 30, 2017	$7,314,110	$348,570	$755,523	$8,418,203

(1)	Includes treasury and administration, as well as the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2018, the Bank has entered into 75 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2018 and December 31, 2017, the total notional amount of the Company’s swaps was $186.8 million, and $198.5 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$1,405	Other liabilities	$1,405

Total derivatives		$1,405		$1,405

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,211	Other liabilities	$3,211

Total derivatives		$3,211		$3,211

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
		(Dollars in thousands)
Interest rate swaps	Other income	$151	$71	$267	$394

Total		$151	$71	$267	$394

12.	OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended June 30,
	2018			2017
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
			(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(5,773)	$1,707	$(4,066)	$2,838	$(1,192)	$1,646
Amortization of unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	(825)	244	(581)	(1,196)	502	(694)
Net realized gain reclassified into earnings (1)	-	-	-	(402)	169	(233)

Net change	$(6,598)	$1,951	$(4,647)	$1,240	$(521)	$719

	For the Six Months Ended June 30,
	2018			2017
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
			(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(37,111)	$10,972	$(26,139)	$4,045	$(1,699)	$2,346
Amortization of unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	(1,657)	490	(1,167)	(1,979)	831	(1,148)
Net realized gain reclassified into earnings (1)	-	-	-	(402)	169	(233)

Net change	$(38,768)	$11,462	$(27,306)	$1,664	$(699)	$965

(1)	Included in other noninterest income.

13.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
June 30, 2018
Financial assets:
Derivatives not designated as hedging instruments	$1,405	$-	$-	$1,405	$-	$1,405

Total	$1,405	$-	$-	$1,405	$-	$1,405

Financial liabilities:
Derivatives not designated as hedging instruments	$5,291	$(3,886)	$1,405	$3,886	$-	$5,291
Repurchase agreements	384,054	-	384,054	-	(485,522)	(101,468)

Total	$389,345	$(3,886)	$385,459	$3,886	$(485,522)	$(96,177)

December 31, 2017
Financial assets:
Derivatives not designated as hedging instruments	$3,211	$-	$-	$3,211	$-	$3,211

Total	$3,211	$-	$-	$3,211	$-	$3,211

Financial liabilities:
Derivatives not designated as hedging instruments	$4,495	$(1,284)	$3,211	$1,284	$(12,760)	$(8,265)
Repurchase agreements	553,773	-	553,773	-	(573,759)	(19,986)

Total	$558,268	$(1,284)	$556,984	$1,284	$(586,519)	$(28,251)

14.	REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 3 – Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Trust and Investment Services

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the monthly market value of the assets under management and the applicable fee rate. Payment is generally received at month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Other services related to real estate and tax return preparation services are also provided to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Wealth Management contracts with customers have no clauses that would entitle customers to additional services. Fees are generally earned based on market value of assets under management (AUM) and miscellaneous fees are transaction driven and are charged based on an agreed upon fee schedule. Performance obligation is satisfied upon execution of the transaction and there is no need to allocate transaction price to the performance obligation(s) in the contract. Wealth Management customers can also terminate the contract at will. Based on our review, we did not find provisions in the contracts that will require changes to the current accounting under Topic 606.

For Investment Services, the fees are earned based on services performed for customers as provided through an affiliated broker-dealer. Fees are earned from gross dealer commission based on trade date. Performance obligation is satisfied upon execution of the transaction and there is no need to allocate transaction price to the performance obligation(s) in the contract. Based on our review, we did not find provisions in the contracts that will require changes to the current accounting under Topic 606.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
		(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,091	$3,982	$8,136	$7,709
Trust and investment services	2,399	2,613	4,556	4,909
Bankcard services	958	871	1,762	1,636
Other	1,178	1,409	2,569	2,628

Noninterest Income (in-scope of Topic 606)	8,626	8,875	17,023	16,882
Noninterest Income (out-of-scope of Topic 606)	1,069	1,901	5,588	2,616

Total noninterest income	$9,695	$10,776	$22,611	$19,498

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

●	Allowance for Loan Losses (“ALLL”)
●	Income Taxes

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

OVERVIEW

For the second quarter of 2018, we reported net earnings of $35.4 million, compared with $34.9 million for the first quarter of 2018 and $28.4 million for the second quarter of 2017. This represented an increase of $460,000 over the prior quarter and an increase of $7.0 million from the second quarter of 2017. Diluted earnings per share were $0.32 for the second quarter, compared to $0.32 for the prior quarter and $0.26 for the same period last year.

At June 30, 2018, total assets of $8.09 billion decreased $176.7 million, or 2.14%, from total assets of $8.27 billion at December 31, 2017. Interest-earning assets of $7.61 billion at June 30, 2018 decreased $195.4 million, or 2.50%, when compared with $7.80 billion at December 31, 2017. The decrease in interest-earning assets was primarily due to a $208.4 million decrease in investment securities and a $13.7 million decrease in total loans. This decrease was partially offset by a $37.5 million increase in interest-earning balances due from the Federal Reserve. The decrease in total loans was due to the approximate $79.6 million decline in seasonal borrowings of dairy & livestock and agribusiness loans.

Total investment securities were $2.70 billion at June 30, 2018, a decrease of $208.4 million, or 7.16%, from $2.91 billion at December 31, 2017. At June 30, 2018, investment securities held-to-maturity (“HTM”) totaled $772.5 million. At June 30, 2018, investment securities available-for-sale (“AFS”) totaled $1.93 billion, inclusive of a pre-tax unrealized loss of $34.3 million. HTM securities declined by $57.4 million, or 6.92%, and AFS securities declined by $151.0 million, or 7.26%, from December 31, 2017.

Total loans and leases, net of deferred fees and discounts, were $4.82 billion at June 30, 2018, compared to $4.83 billion at December 31, 2017. Total loans decreased $13.7 million, or 0.28%, from December 31, 2017. The decrease in total loans was principally due to a decline of $79.6 million in dairy & livestock and agribusiness loans primarily due to seasonal paydowns. The overall decrease was partially offset by growth of $67.1 million in commercial real estate loans. Excluding the decrease in dairy & livestock and agribusiness loans, total loans grew by $65.9 million or 1.36%.

Noninterest-bearing deposits were $3.98 billion at June 30, 2018, an increase of $134.2 million, or 3.49%, when compared to December 31, 2017. At June 30, 2018, noninterest-bearing deposits were 60.91% of total deposits, compared to 58.75% at December 31, 2017. Our average cost of total deposits was 0.09% for the quarter ended June 30, 2018, unchanged from both the first quarter of 2018 and the second quarter of 2017.

Customer repurchase agreements totaled $384.1 million at June 30, 2018, compared to $553.8 million at December 31, 2017. Our average cost of total deposits including customer repurchase agreements was 0.11% for the quarters ended June 30, 2018, March 31, 2018 and June 30, 2017.

There were no short-term borrowings outstanding at June 30, 2018 and December 31, 2017. At June 30, 2018, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2017. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.

The allowance for loan losses totaled $59.6 million at June 30, 2018, compared to $59.6 million at December 31, 2017. The allowance for loan losses for the first six months of 2018 was increased by net recoveries on loans of $2.0 million and was reduced by a $2.0 million loan loss provision recapture. The allowance for loan losses was 1.24% and 1.23% of total loans and leases outstanding, at June 30, 2018 and December 31, 2017, respectively.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of June 30, 2018, the Company’s Tier 1 leverage capital ratio totaled 12.55%, our common equity Tier 1 ratio totaled 17.06%, our Tier 1 risk-based capital ratio totaled 17.49%, and our total risk-based capital ratio totaled 18.63%. Refer to our Analysis of Financial Condition – Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisition

On February 26, 2018, we entered into a definitive agreement to merge Community Bank with and into Citizens Business Bank. As of June 30, 2018, Community Bank had approximately $3.71 billion in total assets, $2.79 billion in gross loans and $2.86 billion in total deposits. Under the terms of the merger, Community Bank shareholders will have the right to receive, in respect of each share of common stock of Community Bank, 9.4595 shares of CVB common stock and $56.00 per share in cash, subject to any adjustments set forth in the Merger Agreement. The merger transaction is valued at approximately $885.2 million based on CVB’s closing stock price of $23.60 on February 26, 2018. The shareholders of both Companies approved the merger on June 21, 2018. All regulatory approvals have been received and the merger is expected to close on August 10, 2018.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		Variance
	June 30,	March 31,
	2018	2018	$	%

	(Dollars in thousands, except per share amounts)

Net interest income	$72,688	$70,521	$2,167	3.07%
Recapture of provision for loan losses	1,000	1,000	-	-
Noninterest income	9,695	12,916	(3,221)	-24.94%
Noninterest expense	(34,254)	(35,946)	1,692	4.71%
Income taxes	(13,756)	(13,578)	(178)	-1.31%

Net earnings	$35,373	$34,913	$460	1.32%

Earnings per common share:
Basic	$0.32	$0.32	$-
Diluted	$0.32	$0.32	$-
Return on average assets	1.73%	1.71%	0.02%
Return on average shareholders’ equity	13.08%	13.02%	0.06%
Efficiency ratio	41.58%	43.08%	-1.50%
Noninterest expense to average assets	1.68%	1.77%	-0.09%

	For the Three Months Ended				For the Six Months Ended
	June 30,		Variance		June 30,		Variance
	2018	2017	$	%	2018	2017	$	%

	(Dollars in thousands, except per share amounts)

Net interest income	$72,688	$70,483	$2,205	3.13%	$143,209	$135,916	$7,293	5.37%
Recapture of provision for loan losses	1,000	1,000	-	-	2,000	5,500	(3,500)	-63.64%
Noninterest income	9,695	10,776	(1,081)	-10.03%	22,611	19,498	3,113	15.97%
Noninterest expense	(34,254)	(36,873)	2,619	7.10%	(70,200)	(70,990)	790	1.11%
Income taxes	(13,756)	(17,013)	3,257	19.14%	(27,334)	(33,047)	5,713	17.29%

Net earnings	$35,373	$28,373	$7,000	24.67%	$70,286	$56,877	$13,409	23.58%

Earnings per common share:
Basic	$0.32	$0.26	$0.06		$0.64	$0.52	$0.12
Diluted	$0.32	$0.26	$0.06		$0.64	$0.52	$0.12
Return on average assets	1.73%	1.35%	0.38%		1.72%	1.39%	0.33%
Return on average shareholders’ equity	13.08%	10.73%	2.35%		13.05%	11.05%	2.00%
Efficiency ratio	41.58%	45.38%	-3.80%		42.34%	45.68%	-3.34%
Noninterest expense to average assets	1.68%	1.76%	-0.08%		1.72%	1.73%	-0.01%

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 21% and 35% in effect for the three and six months ended June 30, 2018 and 2017, respectively. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended June 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,921,638	$11,290	2.37%	$2,190,489	$12,420	2.28%
Tax-advantaged	53,399	407	4.06%	73,443	587	4.76%
Held-to-maturity securities:
Taxable	540,692	3,048	2.25%	593,315	3,203	2.16%
Tax-advantaged	243,910	1,759	3.49%	277,525	2,120	4.13%
Investment in FHLB stock	17,688	298	6.76%	18,675	359	7.60%
Interest-earning deposits with other institutions	144,081	635	1.76%	110,065	286	1.04%
Loans (2)	4,780,347	57,368	4.81%	4,643,505	53,614	4.63%

Total interest-earning assets	7,701,755	74,805	3.93%	7,907,017	72,589	3.74%
Total noninterest-earning assets	476,854			513,105

Total assets	$8,178,609			$8,420,122

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,233,652	1,293	0.23%	$2,390,652	1,266	0.21%
Time deposits	367,871	256	0.28%	418,217	293	0.28%

Total interest-bearing deposits	2,601,523	1,549	0.24%	2,808,869	1,559	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	462,618	568	0.49%	587,571	547	0.37%

Interest-bearing liabilities	3,064,141	2,117	0.28%	3,396,440	2,106	0.25%

Noninterest-bearing deposits	3,958,980			3,890,656
Other liabilities	70,435			72,284
Stockholders’ equity	1,085,053			1,060,742

Total liabilities and stockholders’ equity	$8,178,609			$8,420,122

Net interest income		$72,688			$70,483

Net interest spread - tax equivalent			3.65%			3.49%
Net interest margin			3.79%			3.58%
Net interest margin - tax equivalent			3.82%			3.63%

(1)

Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% and 35% in effect for the three months ended June 30, 2018 and 2017, respectively. Non TE rate was 2.40% and 2.35% for the three months ended June 30, 2018 and 2017, respectively.

(2)

Includes loan fees of $855,000 and $897,000 for the three months ended June 30, 2018 and 2017, respectively. Prepayment penalty fees of $912,000 and $268,000 are included in interest income for the three months ended June 30, 2018 and 2017, respectively.

(3)	Includes interest-bearing demand and money market accounts.

	For the Six Months Ended June 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,950,190	$22,735	2.34%	$2,179,986	$24,346	2.25%
Tax-advantaged	54,262	830	4.06%	74,929	1,301	5.03%
Held-to-maturity securities:
Taxable	547,694	5,926	2.16%	600,933	6,480	2.16%
Tax-advantaged	250,507	3,646	3.52%	280,977	4,350	4.18%
Investment in FHLB stock	17,688	630	7.18%	18,411	752	8.12%
Interest-earning deposits with other institutions	141,443	1,171	1.66%	113,185	553	0.98%
Loans (2)	4,785,118	112,564	4.74%	4,512,039	102,255	4.57%

Total interest-earning assets	7,746,902	147,502	3.86%	7,780,460	140,037	3.68%
Total noninterest-earning assets	470,378			491,287

Total assets	$8,217,280			$8,271,747

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,262,271	2,566	0.23%	$2,341,105	2,422	0.21%
Time deposits	372,585	508	0.27%	406,188	570	0.28%

Total interest-bearing deposits	2,634,856	3,074	0.24%	2,747,293	2,992	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	522,606	1,219	0.47%	617,894	1,129	0.37%

Interest-bearing liabilities	3,157,462	4,293	0.27%	3,365,187	4,121	0.25%

Noninterest-bearing deposits	3,907,901			3,796,139
Other liabilities	65,760			72,550
Stockholders’ equity	1,086,157			1,037,871

Total liabilities and stockholders’ equity	$8,217,280			$8,271,747

Net interest income		$143,209			$135,916

Net interest spread - tax equivalent			3.59%			3.43%
Net interest margin			3.72%			3.52%
Net interest margin - tax equivalent			3.75%			3.57%

(1)

Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% and 35% in effect for the six months ended June 30, 2018 and 2017, respectively. Non TE rate was 2.37% and 2.33% for the six months ended June 30, 2018 and 2017, respectively.

(2)

Includes loan fees of $1,751,000 and $1,797,000 for the six months ended June 30, 2018 and 2017, respectively. Prepayment penalty fees of $1,446,000 and $1,055,000 are included in interest income for the six months ended June 30, 2018 and 2017, respectively.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended June 30, 2018 Compared to 2017 Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,539)	$467	$(58)	$(1,130)
Tax-advantaged investment securities	(148)	(25)	(7)	(180)
Held-to-maturity securities:
Taxable investment securities	(283)	140	(12)	(155)
Tax-advantaged investment securities	(232)	(115)	(14)	(361)
Investment in FHLB stock	(19)	(40)	(2)	(61)
Interest-earning deposits with other institutions	89	199	61	349
Loans	1,577	2,115	62	3,754

Total interest income	(555)	2,741	30	2,216

Interest expense:
Savings deposits	(54)	87	(6)	27
Time deposits	(36)	(1)	-	(37)
FHLB advances, other borrowings, and customer repurchase agreements	(93)	145	(31)	21

Total interest expense	(183)	231	(37)	11

Net interest income	$(372)	$2,510	$67	$2,205

	Comparision of Six Months Ended June 30, 2018 Compared to 2017 Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(2,459)	$946	$(98)	$(1,611)
Tax-advantaged investment securities	(358)	(155)	42	(471)
Held-to-maturity securities:
Taxable investment securities	(565)	12	(1)	(554)
Tax-advantaged investment securities	(463)	(269)	28	(704)
Investment in FHLB stock	(32)	(94)	4	(122)
Interest-earning deposits with other institutions	139	383	96	618
Loans	6,212	3,863	234	10,309

Total interest income	2,474	4,686	305	7,465

Interest expense:
Savings deposits	(93)	245	(8)	144
Time deposits	(51)	(12)	1	(62)
FHLB advances, other borrowings, and customer repurchase agreements	(186)	326	(50)	90

Total interest expense	(330)	559	(57)	172

Net interest income	$2,804	$4,127	$362	$7,293

Second Quarter of 2018 Compared to the Second Quarter of 2017

Net interest income, before recapture of provision for loan losses, of $72.7 million for the second quarter of 2018 increased $2.2 million, or 3.13%, compared to $70.5 million for the second quarter of 2017. Interest-earning assets declined on average by $205.3 million, or 2.60%, from $7.91 billion for the second quarter of 2017 to $7.70 billion for the second quarter of 2018. Our net interest margin (TE) was 3.82% for the second quarter of 2018, compared to 3.63% for the second quarter of 2017. On a nominal basis, excluding the impact from tax-exempt interest, the net interest margin for the second quarter of 2018 grew by 21 basis points over the second quarter of 2017.

Interest income for the second quarter of 2018 was $74.8 million, which represented a $2.2 million, or 3.05%, increase when compared to the same period of 2017. Average interest-earning assets decreased by $205.3 million and the average interest-earning asset yield of 3.93%, increased by 19 basis points compared to the second quarter of 2017. The 19 basis point increase in the interest-earning asset yield over the second quarter of 2017 resulted from the combination of an 18 basis point increase in loan yield and the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets from 58.7% in the second quarter of 2017 to 62.1% in the second quarter of 2018. Conversely, average investment securities declined as a percentage of earning assets from 40.0% in the prior year to 35.8% in the second quarter of 2018.

Interest income and fees on loans for the second quarter of 2018 totaled $57.4 million, which represented a $3.8 million, or 7.00%, increase when compared to the second quarter of 2017. Average loans increased $136.8 million for the second quarter of 2018 when compared with the same period of 2017. Contributing to the 18 basis point increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 0.75% when compared to the second quarter of 2017.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at June .30, 2018 and 2017. As of June 30, 2018 and 2017, we had $10.2 million and $12.2 million of nonaccrual loans (excluding PCI loans), respectively.

Interest income from investment securities was $16.5 million for the second quarter of 2018, a $1.8 million, or 9.96%, decrease from $18.3 million for the second quarter of 2017. This decrease was the result of a $375.1 million decrease in the average investment securities for the second quarter of 2018, compared to the same period of 2017. The nominal yield on investments increased by five basis points compared to the second quarter of 2017, while the tax equivalent yield remained unchanged due to the reduction of the federal tax rate on tax-exempt investments resulting from the Tax Reform Act.

Interest expense of $2.1 million for the second quarter of 2018, increased $11,000, or 0.52%, compared to the second quarter of 2017. The average rate paid on interest-bearing liabilities increased three basis points, to 0.28% for the second quarter of 2018, from 0.25% for the second quarter of 2017. Average interest-bearing liabilities were $332.3 million lower during the second quarter of 2018, compared to the second quarter of 2017, as interest-bearing deposits and repurchase agreements declined by $207.3 million and $120.5 million, respectively. Average noninterest-bearing deposits represented 60.35% of our total deposits for the second quarter of 2018, compared to 58.07% for the second quarter of 2017. Our total cost of funds for the second quarter of 2018 was 0.12%, unchanged from the second quarter of 2017.

Six Months of 2018 Compared to the Six Months of 2017

Net interest income, before recapture of provision for loan losses, was $143.2 million for the six months ended June 30, 2018, an increase of $7.3 million, or 5.37%, compared to $135.9 million for the same period of 2017. Interest-earning assets declined on average by $33.6 million, or 0.43%, from $7.78 billion for the six months ended June 30, 2017 to $7.75 billion for the current year. Our net interest margin (TE) was 3.75% during the first six months of 2018, compared to 3.57% for the same period of 2017.

Interest income for the six months ended June 30, 2018 was $147.5 million, which represented a $7.5 million, or 5.33%, increase when compared to the same period of 2017. Compared to the first six months of 2017, average interest-earning assets decreased by $33.6 million, but the yield on interest-earning assets increased by 18 basis points.

Interest income and fees on loans for the first six months of 2018 totaled $112.6 million, which represented a $10.3 million, or 10.08%, increase when compared to the same period of 2017. Average loans increased $273.1 million for the first six months of 2018 when compared with the same period of 2017.

The increase in the earning asset yield over the first six months of 2018 of 18 basis points resulted from the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets growing from 61.8% to 58.0% for the first six months of 2017.

Interest income from investment securities was $33.1 million for the six months ended June 30, 2018, a $3.3 million decrease from $36.5 million for the first six months of 2017. This decrease was the net result of a $334.2 million decrease in the average investment securities for the first six months of 2018, compared to the same period of 2017 and a four basis points increase in the non tax-equivalent yield on securities.

Interest expense of $4.3 million for the six months ended June 30, 2018, increased by $172,000 from the same period of 2017. The average rate paid on interest-bearing liabilities increased by two basis points, to 0.27% for the first six months of 2017, from 0.25% for the same period of 2017. The rate on interest-bearing deposits for the first six months of 2018 increased by two basis points from the same period in 2017. Average interest-bearing liabilities were $95.3 million lower during the first six months of 2018, compared to the same period of 2017, as interest-bearing deposits and repurchase agreements declined by $112.4 million and $90.0 million, respectively. Average noninterest-bearing deposits represented 59.73% of our total deposits for the six months ended June 30 2018, compared to 58.01% for the same period of 2017. Total cost of funds for the first six months of 2018 was 0.12%, unchanged from the same period of 2017.

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

The allowance for loan losses totaled $59.6 million at June 30, 2018, compared to $59.6 million at December 31, 2017. The allowance for loan losses was increased by net recoveries on loans of $2.0 million and was reduced by a $2.0 million loan loss provision recapture for the six months ended June 30, 2018. This compares to a $5.5 million loan loss provision recapture and net recoveries of $4.2 million for the same period of 2017. We believe the allowance is appropriate at June 30, 2018. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of June 30, 2018 and December 31, 2017 was 1.24% and 1.23%, respectively. Refer to the discussion of “Allowance for Loan Losses” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $2.0 million for the six months ended June 30, 2018, compared to $4.2 million for the same period of 2017. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by loss sharing agreements with the FDIC. The loss sharing agreement with the FDIC for single-family residential loans, which would have expired on October 16, 2019, was terminated by the Bank on July 20, 2018. Refer to Note 3 — Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion about the FDIC loss sharing asset/liability. For the six months ended June 30, 2018 and 2017, there were zero in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,091	$3,982	$109	2.74%	$8,136	$7,709	$427	5.54%
Trust and investment services	2,399	2,613	(214)	-8.19%	4,556	4,909	(353)	-7.19%
Bankcard services	958	871	87	9.99%	1,762	1,636	126	7.70%
BOLI income	1,069	1,497	(428)	-28.59%	2,048	2,212	(164)	-7.41%
Gain on sale of investment securities, net	-	402	(402)	-100.00%	-	402	(402)	-100.00%
Gain on OREO, net	-	2	(2)	-100.00%	3,540	2	3,538	176900.00%
Other	1,178	1,409	(231)	-16.39%	2,569	2,628	(59)	-2.25%

Total noninterest income	$9,695	$10,776	$(1,081)	-10.03%	$22,611	$19,498	$3,113	15.97%

Second Quarter of 2018 Compared to the Second Quarter of 2017

The $1.1 million decrease in noninterest income was primarily due to a $428,000 decrease in BOLI income, a $402,000 gain on sale of an investment security in the second quarter of 2017, and a $214,000 decrease in trust and wealth management fees.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2018, CitizensTrust had approximately $2.52 billion in assets under management and administration, including $1.76 billion in assets under management. CitizensTrust generated fees of $2.4 million for the second quarter of 2018, a decrease of $214,000 compared to the second quarter of 2017.

The Bank’s investment in Bank-Owned Life Insurance (“BOLI”) includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The decrease in BOLI income was due to a $351,000 death benefit included in our BOLI policies for the second quarter of 2018, compared to a $775,000 death benefit included in our BOLI policies for the same period of 2017.

Six Months of 2018 Compared to the Six Months of 2017

The $3.1 million increase in noninterest income for the six months ended June 30, 2018, was the result of a $3.5 million net gain on the sale of one OREO property and a $553,000 increase in service charges on deposits and Bankcard services. Partially offsetting the overall increase was a $353,000 decrease in trust and wealth management fees. The first six months of 2018 also included a $475,000 recovery of a VBB loan that was fully charged off prior to acquisition, compared to $443,000 of recoveries on American Security Bank (“ASB”) loans that were charged off prior to the acquisition for the first six months of 2017.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2018	2017	$	%	2018	2017	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$21,051	$21,706	$(655)	-3.02%	$43,365	$43,281	$84	0.19%
Occupancy	3,424	3,542	(118)	-3.33%	6,756	6,450	306	4.74%
Equipment	894	1,012	(118)	-11.66%	1,754	1,788	(34)	-1.90%
Professional services	1,690	1,843	(153)	-8.30%	3,220	3,100	120	3.87%
Software licenses and maintenance	1,759	1,627	132	8.11%	3,519	3,188	331	10.38%
Stationery and supplies	307	387	(80)	-20.67%	544	663	(119)	-17.95%
Telecommunications expense	561	625	(64)	-10.24%	1,089	1,182	(93)	-7.87%
Marketing and promotion	1,148	1,190	(42)	-3.53%	2,504	2,429	75	3.09%
Amortization of intangible assets	328	373	(45)	-12.06%	659	648	11	1.70%
Regulatory assessments	666	802	(136)	-16.96%	1,380	1,585	(205)	-12.93%
Insurance	423	443	(20)	-4.51%	846	903	(57)	-6.31%
Loan expense	149	218	(69)	-31.65%	404	408	(4)	-0.98%
OREO expense	-	10	(10)	-100.00%	7	67	(60)	-89.55%
Directors’ expenses	270	260	10	3.85%	510	468	42	8.97%
Acquisition related expenses	494	1,250	(756)	-60.48%	1,297	1,926	(629)	-32.66%
Other	1,090	1,585	(495)	-31.23%	2,346	2,904	(558)	-19.21%

Total noninterest expense	$34,254	$36,873	$(2,619)	-7.10%	$70,200	$70,990	$(790)	-1.11%

Noninterest expense to average assets	1.68%	1.76%			1.72%	1.73%
Efficiency ratio (1)	41.58%	45.38%			42.34%	45.68%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Second Quarter of 2018 Compared to the Second Quarter of 2017

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.68% for the second quarter of 2018, compared to 1.76% for the second quarter of 2017.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the second quarter of 2018, the efficiency ratio was 41.58%, compared to 45.38% for the second quarter of 2017.

The $2.6 million, or 7.10%, decrease in noninterest expense for the second quarter of 2018 was primarily due to a decrease of $756,000 in acquisition expense, a $655,000 decrease in salaries and employee benefits, and a $236,000 decrease in occupancy and equipment costs.

Six Months of 2018 Compared to the Six Months of 2017

Noninterest expense of $70.2 million for the first six months of 2018 was $790,000 lower than the prior year period. The year-over-year decrease included $629,000 in acquisition costs related to the integration of VCBP and the systems conversion that was completed in the second quarter of 2017. Other expense for 2017 included a $275,000 write-down of equity investments. Regulatory assessment fees were also down by $205,000 year-over-year. Offsetting these expense decreases were higher software licenses and maintenance costs of $331,000 and a $306,000 increase in occupancy expense. As a percentage of average assets, noninterest expense was 1.72% for the six months ended June 30, 2018, compared to 1.73% for the same period of 2017. For the six months ended 2018, the efficiency ratio was 42.34%, compared to 45.68% for the same period of 2017.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2018 was 28.00%, compared to 37.49% and 36.75% for the three and six months ended June 30, 2017, respectively. On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. During the fourth quarter of 2017, we recorded a $13.2 million one-time charge to income tax expense due to the tax rate reduction and re-measurement of our net DTA. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits.

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

Key measures we use to evaluate the segments’ performance are included in the following table for the three months ended June 30, 2018 and 2017. These tables also provide additional segment measures useful to understanding the performance of these segments.

Business Financial and Commercial Banking Centers

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income	$52,271	$48,762	$101,854	$94,340
(Recapture of) provision for loan losses	(70)	875	259	1,386
Noninterest income	5,637	5,303	10,938	10,510
Noninterest expense	12,779	13,206	26,004	25,644

Segment pre-tax profit	$45,199	$39,984	$86,529	$77,820

Balance Sheet
Average loans	$3,975,074	$3,883,308	$3,971,769	$3,731,216
Average interest-bearing deposits and customer repurchase agreements	$3,039,373	$3,368,117	$3,127,889	$3,329,979
Yield on loans (1)	4.66%	4.50%	4.62%	4.51%
Rate paid on interest-bearing deposits and customer repurchases	0.25%	0.23%	0.25%	0.23%
(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the second quarter of 2018, the Centers’ segment pre-tax profit increased primarily due to a $2.9 million, or 5.52%, increase in net interest income when compared to the second quarter of 2017. Average loans grew by $91.8 million. Loan yield increased by 16 basis points to 4.66% for the second quarter of 2018, compared to 4.50% for the second quarter of 2017. Contributing to the increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 0.75% when compared to the second quarter of 2017. The second quarter of 2018 included a loan loss provision recapture of $70,000, compared to loan loss provision of $875,000 for the same period of 2017.

Dairy & Livestock and Agribusiness

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income	$3,467	$2,369	$7,318	$4,513
(Recapture of) provision for loan losses	(334)	(421)	(315)	(3,120)
Noninterest income	47	49	92	104
Noninterest expense	472	504	989	1,005

Segment pre-tax profit	$3,376	$2,335	$6,736	$6,732

Balance Sheet
Average loans	$490,628	$406,384	$497,140	$418,124
Average interest-bearing deposits and customer repurchase agreements	$26,051	$39,728	$26,654	$35,504
Yield on loans (1)	4.41%	3.93%	4.31%	3.79%
Rate paid on interest-bearing deposits and customer repurchases	0.20%	0.30%	0.20%	0.27%

(1)	Yield on loans excludes PCI discount accretion, and is accounted for at the corporate level.

For the second quarter of 2018, the dairy & livestock and agribusiness segment pre-tax profit increased by $1.0 million. This increase was primarily due to higher interest income of $1.4 million due to a 48 basis point increase in the loan yield for the second quarter of 2018 compared to the same period of 2017, principally due to an increase in the Bank’s Prime rate.

Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Key Measures:	(Dollars in thousands)
Statement of Operations
Net interest income (1)	$16,950	$19,352	34,037	37,063
Recapture of provision for loan losses	(596)	(1,454)	(1,944)	(3,766)
Noninterest income	4,011	5,424	11,581	8,884
Noninterest expense	21,003	23,163	43,207	44,341

Segment pre-tax profit	$554	$3,067	$4,355	$5,372

Balance Sheet
Average investment securities	$2,759,639	$3,134,772	$2,802,653	$3,136,826
Average loans	$314,645	$353,813	$316,209	$362,699
Average interest-bearing deposits	$-	$-	$-	$-
Average borrowings	$29,076	$33,555	$34,141	$39,429
Yield on investment securities -TE	2.48%	2.48%	2.44%	2.47%
Non-tax equivalent yield on investment securities	2.40%	2.35%	2.37%	2.33%
Yield on loans	7.44%	6.82%	6.93%	6.07%
Average cost of borrowings	3.34%	2.15%	2.86%	1.85%

(1)

Includes the elimination of certain items that are included in more than one department, most of which represents products and services for Centers’ customers. Yield on loans includes PCI discount accretion and interest recaptured on PCI loans.

For the second quarter of 2018, pre-tax profit of the Company’s other operating departments, including treasury and administration, decreased $2.5 million compared to 2017. Net interest income decreased by $2.4 million primarily due to a $375.1 million decline in average investment securities when compared with the second quarter of 2017, partially offset by a five basis point increase in the non-TE yield on securities. The tax equivalent yield on investments was unchanged from the second quarter of 2017, due to a reduction of the federal tax rate on tax-exempt investments resulting from the Tax Reform Act, from 35% for the second quarter of 2017 to 21% for the second quarter of 2018. Loan loss provision recapture decreased $858,000 for the second quarter of 2018, compared to the second quarter of 2017. The $1.4 million decrease in noninterest income for 2018 was primarily due to a $428,000 decrease in BOLI income, and a $402,000 gain on sale of an investment security in the second quarter of 2017. The second quarter of 2017 also included $443,000 of recoveries on ASB loans that were charged off prior to the acquisition. The $2.2 million decrease in noninterest expense for the second quarter of 2018 was primarily due to decreases in salaries and employee benefits, as well as occupancy and equipment costs. Acquisition expense of $494,000 for the second quarter of 2018 also decreased $756,000 compared to the second quarter of 2017.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $8.09 billion at June 30, 2018. This represented a decrease of $176.7 million, or 2.14%, from total assets of $8.27 billion at December 31, 2017. Interest-earning assets of $7.61 billion at June 30, 2018 decreased $195.4 million, or 2.50%, when compared with interest-earning assets of $7.80 billion at December 31, 2017. The decrease in interest-earning assets was primarily due to $208.4 million decrease in investment securities and a $13.7 million decrease in total loans. This decrease was partially offset by a $37.5 million increase in interest-earning balances due from the Federal Reserve. The decrease in total loans was due to the approximate $79.6 million decline in seasonal borrowings of dairy & livestock and agribusiness loans. Total liabilities were $7.01 billion at June 30, 2018, a decrease of $190.9 million, or 2.65%, from total liabilities of $7.20 billion at December 31, 2017. Total equity increased $14.2 million, or 1.32%, to $1.08 billion at June 30, 2018, compared to total equity of $1.07 billion at December 31, 2017. The $14.2 million increase in equity was due to $70.3 million in net earnings and $2.1 million for various stock-based compensation items. This was offset by $30.9 million in cash dividends declared and a $27.3 million decrease in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2018, we reported total investment securities of $2.70 billion. This represented a decrease of $208.4 million, or 7.16%, from total investment securities of $2.91 billion at December 31, 2017. At June 30, 2018, investment securities HTM totaled $772.5 million. At June 30, 2018, our AFS investment securities totaled $1.93 billion, inclusive of a pre-tax unrealized loss of $34.3 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $24.1 million.

As of June 30, 2018, the Company had a pre-tax net unrealized holding loss on AFS investment securities of $34.3 million, compared to a pre-tax net unrealized holding gain of $2.9 million at December 31, 2017. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the six months ended June 30, 2018 and 2017, repayments/maturities of investment securities totaled $261.5 million and $289.1 million, respectively. The Company purchased additional investment securities totaling $98.7 million and $265.2 million for the six months ended June 30, 2018 and 2017, respectively. No investment securities were sold during the first six months of 2018. During the second quarter of 2017, we sold one investment security, realizing a gain of $402,000.

The tables below set forth investment securities AFS and HTM for the periods presented.

	June 30, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,665,717	$1,489	$(30,322)	$1,636,884	84.81%
CMO/REMIC - residential	244,227	357	(5,073)	239,511	12.41%
Municipal bonds	53,557	400	(1,108)	52,849	2.74%
Other securities	750	-	-	750	0.04%

Total available-for-sale securities	$1,964,251	$2,246	$(36,503)	$1,929,994	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$149,693	$406	$(2,948)	$147,151	19.38%
Residential mortgage-backed securities	164,914	-	(4,020)	160,894	21.35%
CMO	219,159	-	(12,773)	206,386	28.37%
Municipal bonds	238,703	574	(6,119)	233,158	30.90%

Total held-to-maturity securities	$772,469	$980	$(25,860)	$747,589	100.00%

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,747,780	$11,231	$(8,102)	$1,750,909	84.14%
CMO/REMIC - residential	274,634	1,277	(2,082)	273,829	13.16%
Municipal bonds	54,966	774	(244)	55,496	2.66%
Other securities	751	-	-	751	0.04%

Total available-for-sale securities	$2,078,131	$13,282	$(10,428)	$2,080,985	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$159,716	$854	$(2,134)	$158,436	19.25%
Residential mortgage-backed securities	176,427	667	(382)	176,712	21.26%
CMO	225,072	-	(8,641)	216,431	27.12%
Municipal bonds	268,675	2,751	(3,790)	267,636	32.37%

Total held-to-maturity securities	$829,890	$4,272	$(14,947)	$819,215	100.00%

The weighted-average yield (TE) on the total investment portfolio at June 30, 2018 was 2.52% with a weighted-average life of 4.4 years. This compares to a weighted-average yield of 2.50% at December 31, 2017 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the securities in the total investment portfolio, at June 30, 2018, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of June 30, 2018, approximately $96.1 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio, are predominately AA or higher rated securities.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability to hold and do not have the intent to sell these securities. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	June 30, 2018

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,253,569	$(18,601)	$272,657	$(11,721)	$1,526,226	$(30,322)
CMO/REMIC - residential	130,072	(2,291)	64,326	(2,782)	194,398	(5,073)
Municipal bonds	9,294	(221)	13,304	(887)	22,598	(1,108)

Total available-for-sale securities	$1,392,935	$(21,113)	$350,287	$(15,390)	$1,743,222	$(36,503)

Investment securities held-to-maturity:
Government agency/GSE	$53,518	$(437)	$41,567	$(2,511)	$95,085	$(2,948)
Residential mortgage-backed securities	106,204	(2,225)	54,691	(1,795)	160,895	(4,020)
CMO	-	-	206,386	(12,773)	206,386	(12,773)
Municipal bonds	91,541	(1,499)	61,207	(4,620)	152,748	(6,119)

Total held-to-maturity securities	$251,263	$(4,161)	$363,851	$(21,699)	$615,114	$(25,860)

	December 31, 2017

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

Loans

Total loans and leases, net of deferred fees and discounts, of $4.82 billion at June 30, 2018 decreased by $13.7 million, or 0.28%, from December 31, 2017. The decrease in total loans was principally due to a decline of $79.6 million in dairy & livestock and agribusiness loans primarily due to seasonal paydowns. The overall decrease was partially offset by growth of $67.1 million in commercial real estate loans.

The following table presents our loan portfolio, excluding PCI loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$509,188	$513,325
SBA	121,048	122,055
Real estate:
Commercial real estate	3,454,030	3,376,713
Construction	84,400	77,982
SFR mortgage	237,154	236,202
Dairy & livestock and agribusiness	268,489	347,289
Municipal lease finance receivables	67,721	70,243
Consumer and other loans	60,875	64,229

Gross loans, excluding PCI loans	4,802,905	4,808,038
Less: Deferred loan fees, net	(5,375)	(6,289)

Gross loans, excluding PCI loans, net of deferred loan fees	4,797,530	4,801,749
Less: Allowance for loan losses	(59,367)	(59,218)

Net loans, excluding PCI loans	4,738,163	4,742,531

PCI Loans	19,426	30,908
Discount on PCI loans	-	(2,026)
Less: Allowance for loan losses	(216)	(367)

PCI loans, net	19,210	28,515

Total loans and lease finance receivables	$4,757,373	$4,771,046

As of June 30, 2018, $212.5 million, or 6.15% of the total commercial real estate loans included loans secured by farmland, compared to $206.1 million, or 6.10%, at December 31, 2017. The loans secured by farmland included $123.7 million for loans secured by dairy & livestock land and $88.8 million for loans secured by agricultural land at June 30, 2018, compared to $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017. As of June 30, 2018, dairy & livestock and agribusiness loans of $268.5 million were comprised of $231.5 million for dairy & livestock loans and $37.0 million for agribusiness loans, compared to $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans at December 31, 2017.

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

As of June 30, 2018, the Company had $107.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the Borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the Borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2018, the Company had $14.9 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA

Express) and term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of June 30, 2018, the Company had $84.4 million in construction loans. This represents 1.75% of total gross loans held-for-investment. There were no PCI construction loans at June 30, 2018. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. At June 30, 2018, construction loans consisted of $53.5 million in SFR construction loans and $30.9 million in commercial construction loans. There were no nonperforming construction loans at June 30, 2018.

PCI Loans from the SJB Acquisition

These PCI loans were acquired from SJB on October 16, 2009 and were subject to a loss sharing agreement with the FDIC. Under the terms of such loss sharing agreement, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries up to $144.0 million in losses with respect to covered assets, after a first loss amount of $26.7 million. The loss sharing agreement covered 5 years for commercial loans and covers 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date. The loss sharing agreement for commercial loans expired October 16, 2014. The loss sharing agreement with the FDIC for single-family residential loans, which would have expired on October 16, 2019, was terminated by the Bank on July 20, 2018.

The PCI loan portfolio included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitments outstanding as of the acquisition date are included under the shared-loss agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition were covered under the loss sharing agreement.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$562	$934
SBA	1,311	1,383
Real estate:
Commercial real estate	17,214	27,431
Construction	-	-
SFR mortgage	154	162
Dairy & livestock and agribusiness	-	770
Municipal lease finance receivables	-	-
Consumer and other loans	185	228

Gross PCI loans	19,426	30,908
Less: Purchase accounting discount	-	(2,026)

Gross PCI loans, net of discount	19,426	28,882
Less: Allowance for PCI loan losses	(216)	(367)

Net PCI loans	$19,210	$28,515

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of June 30, 2018.

	June 30, 2018
			Commercial Real Estate
	Total Loans		Loans
	(Dollars in thousands)
Los Angeles County	$1,653,916	34.4%	$1,177,768	34.1%
Central Valley	979,910	20.4%	720,840	20.9%
Inland Empire	759,503	15.8%	626,288	18.1%
Orange County	600,335	12.5%	366,729	10.6%
Central Coast	354,382	7.4%	289,178	8.4%
San Diego	132,259	2.8%	81,285	2.4%
Other California	107,432	2.2%	59,198	1.7%
Out of State	215,168	4.5%	132,744	3.8%

	$4,802,905	100.0%	$3,454,030	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of June 30, 2018.

June 30, 2018
	Total		Commercial Real Estate
	PCI Loans		Loans
(Dollars in thousands)
Central Valley	$19,426	100.0%	$17,214	100.0%
Los Angeles County	-	-	-	-
Central Coast	-	-	-	-
Other California	-	-	-	-
Out of State	-	-	-	-

	$19,426	100.0%	$17,214	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans.

	June 30, 2018
			Percent
			Owner-	Average
	Loan Balance	Percent	Occupied (1)	Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$212,894	5.8%	100.0%	$532
SFR mortgage - Mortgage pools	24,260	0.6%	100.0%	147

Total SFR mortgage	237,154	6.4%

Commercial real estate:
Multi-family	327,322	8.9%	-	1,304
Industrial	1,045,985	28.3%	41.6%	1,262
Office	603,828	16.4%	25.7%	1,293
Retail	504,800	13.7%	8.3%	1,476
Medical	257,575	7.0%	39.1%	2,028
Secured by farmland (2)	212,543	5.7%	100.0%	1,986
Other (3)	501,977	13.6%	39.7%	1,318

Total commercial real estate	3,454,030	93.6%

Total SFR mortgage and commercial real estate loans	$3,691,184	100.0%	37.4%	1,203

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $123.7 million for loans secured by dairy & livestock land and $88.8 million for loans secured by agricultural land at June 30, 2018.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

In the table above, SFR mortgage — Direct loans include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $9.0 million and $19.6 million under this program during the three and six months ended June 30, 2018, respectively.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, with a remaining balance totaling $24.3 million at June 30, 2018. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio.

	June 30, 2018
			Percent
			Owner-	Average
	Loan Balance	Percent	Occupied (1)	Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$154	0.9%	100.0%	$154
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	154	0.9%
Commercial real estate:
Multi-family	568	3.3%	-	568
Industrial	3,456	19.9%	100.0%	432
Office	356	2.0%	100.0%	178
Retail	2,424	13.9%	39.3%	404
Medical	2,670	15.4%	100.0%	668
Secured by farmland	1,262	7.3%	100.0%	316
Other (2)	6,478	37.3%	77.2%	405

Total commercial real estate	17,214	99.1%

Total SFR mortgage and commercial real estate loans	$17,368	100.0%	79.7%	414

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, and gas stations, which represents approximately 71% of other loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$6,290	$6,516
Troubled debt restructured loans (nonperforming)	3,892	4,200
OREO, net	-	4,527

Total nonperforming assets	$10,182	$15,243

Troubled debt restructured performing loans	$4,530	$4,809

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.21%	0.32%
Percentage of nonperforming assets to total assets	0.13%	0.18%

At June 30, 2018, loans classified as impaired, excluding PCI loans, totaled $14.7 million, or 0.31% of total gross loans, compared to $15.5 million, or 0.32% of total loans at December 31, 2017. At June 30, 2018, impaired loans which were restructured in a troubled debt restructure represented $8.4 million, of which $3.9 million were nonperforming and $4.5 million were performing.

Of the $14.7 million total impaired loans as of June 30, 2018, $12.1 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $2.6 million.

Troubled Debt Restructurings

Total TDRs were $8.4 million at June 30, 2018, compared to $9.0 million at December 31, 2017. At June 30, 2018, we had $3.9 million in nonperforming TDR loans and $4.5 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	June 30, 2018		December 31, 2017
	Balance	Number of Loans	Balance	Number of Loans
		(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$151	2	$190	3
SBA	600	1	625	1
Real Estate:
Commercial real estate	1,224	2	1,291	2
Construction	-	-	-	-
SFR mortgage	2,555	10	2,703	10
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$4,530	15	$4,809	16

Nonperforming TDRs:
Commercial and industrial	$68	2	$50	1
SBA	-	-	281	2
Real Estate:
Commercial real estate	3,746	2	3,791	2
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	78	1	78	1
Consumer and other	-	-	-	-

Total nonperforming TDRs	$3,892	5	$4,200	6

Total TDRs	$8,422	20	$9,009	22

At June 30, 2018 and December 31, 2017, zero and $1,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for the six months ended June 30, 2018 and 2017.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
			(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$204	$272	$250	$313	$1,058
SBA	574	589	906	1,611	1,651
Real estate:
Commercial real estate	6,517	6,746	6,842	6,728	6,950
Construction	-	-	-	-	-
SFR mortgage	1,578	1,309	1,337	1,349	963
Dairy & livestock and agribusiness	800	818	829	829	829
Consumer and other loans	509	438	552	743	771

Total	$10,182	$10,172	$10,716	$11,573	$12,222

% of Total gross loans	0.21%	0.21%	0.22%	0.24%	0.26%

Past due 30-89 days:
Commercial and industrial	$-	$-	$768	$45	$-
SBA	-	-	403	-	-
Real estate:
Commercial real estate	-	-	-	220	218
Construction	-	-	-	-	-
SFR mortgage	-	680	-	-	400
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	47	63	1	6	1

Total	$47	$743	$1,172	$271	$619

% of Total gross loans	0.001%	0.02%	0.02%	0.01%	0.01%

OREO:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	4,527	4,527	4,527

Total	$-	$-	$4,527	$4,527	$4,527

Total nonperforming, past due, and OREO	$10,229	$10,915	$16,415	$16,371	$17,368

% of Total gross loans	0.21%	0.23%	0.34%	0.34%	0.37%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $10.2 million at June 30, 2018, or 0.21% of total loans. This compares to nonperforming loans of $10.2 million, or 0.21% of total loans, at March 31, 2018, $10.7 million, or 0.22%, of total loans, at December 31, 2017, and $12.2 million, or 0.26%, of total loans, at June 30, 2017.

At June 30, 2018, we had no OREO, compared to one property with a carrying value of $4.5 million at December 31, 2017. During the first quarter of 2018, we sold this OREO property, realizing a net gain on sale of $3.5 million. There were no additions of OREO for the six months ended June 30, 2018.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2018, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of June 30, 2018 or December 31, 2017.

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

The allowance for loan losses totaled $59.6 million as of June 30, 2018, compared to $59.6 million as of December 31, 2017. The allowance for loan losses was increased by net recoveries on loans of $2.0 million and was reduced by a $2.0 million loan loss provision recapture for the six months ended June 30, 2018. This compares to a $5.5 million loan loss provision recapture, offset by net recoveries of $4.2 million for the same period of 2017.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented.

	As of and For the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,585	$61,540
Charge-offs:
Commercial and industrial	-	-
SBA	-	-
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	-	-
Consumer and other loans	(9)	(2)

Total charge-offs	(9)	(2)

Recoveries:
Commercial and industrial	37	94
SBA	10	42
Commercial real estate	-	154
Construction	1,930	3,719
SFR mortgage	-	64
Dairy & livestock and agribusiness	19	19
Consumer and other loans	11	71

Total recoveries	2,007	4,163

Net recoveries	1,998	4,161
Recapture of provision for loan losses	(2,000)	(5,500)

Allowance for loan losses at end of period	$59,583	$60,201

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,306	$6,706
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$6,306	$6,706

Reserve for unfunded loan commitments to total unfunded loan commitments	0.59%	0.65%

Amount of total loans at end of period (1)	$4,816,956	$4,687,698
Average total loans outstanding (1)	$4,785,118	$4,512,039

Net recoveries to average total loans	0.04%	0.09%
Net recoveries to total loans at end of period	0.04%	0.09%
Allowance for loan losses to average total loans	1.25%	1.33%
Allowance for loan losses to total loans at end of period	1.24%	1.28%
Net recoveries to allowance for loan losses	3.35%	6.91%
Net recoveries to recapture of provision for loan losses	99.90%	75.65%

(1)	Includes PCI loans and is net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $16,000 (0.03%) and $75,000 (0.13%) of the total allowance as of June 30, 2018 and December 31, 2017, respectively.

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

There were no material changes to the Bank’s ALLL methodology in either the first or second quarter of 2018. The Bank determined that the ALLL balance of $59.6 million was appropriate as a result of the net effect of reduced reserve requirements for (i) continued, moderate reductions in the historical loss rates for all portfolio segments (ii) positive migration in risk grades, (iii) modest decrease in qualitative factors due to a decrease in the effect from various economic factors and certain factors specific to the loan portfolio, offset by net recoveries of $2.0 million and additional requirements related to loan growth experienced during the six month period within the commercial real estate segments of the non-acquired loan portfolio.

While we believe that the allowance at June 30, 2018 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $6.54 billion at June 30, 2018. This represented a decrease of $11.5 million, or 0.18%, over total deposits of $6.55 billion at December 31, 2017. The composition of deposits is summarized for the periods presented in the table below.

	June 30, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
		(Dollars in thousands)

Noninterest-bearing deposits	$3,980,666	60.91%	$3,846,436	58.75%
Interest-bearing deposits
Investment checking	432,455	6.62%	433,971	6.63%
Money market	1,390,030	21.27%	1,517,050	23.17%
Savings	369,654	5.65%	364,049	5.56%
Time deposits	362,501	5.55%	385,347	5.89%

Total deposits	$6,535,306	100.00%	$6,546,853	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $3.98 billion at June 30, 2018, representing an increase of $134.2 million, or 3.49%, from noninterest-bearing deposits of $3.85 billion at December 31, 2017. Noninterest-bearing deposits represented 60.91% of total deposits for June 30, 2018, compared to 58.75% of total deposits for December 31, 2017.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.19 billion at June 30, 2018, representing a decrease of $122.9 million, or 5.31%, from savings deposits of $2.32 billion at December 31, 2017.

Time deposits totaled $362.5 million at June 30, 2018, representing a decrease of $22.8 million, or 5.93%, from total time deposits of $385.3 million for December 31, 2017.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 6.24% for the second quarter of 2018, compared to 7.74% for the same quarter of 2017.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2018 and December 31, 2017, total customer repurchases were $384.1 million and $553.8 million, respectively, with a weighted average interest rate of 0.33% and 0.30%, respectively.

We had no short-term borrowings at both June 30, 2018 and at December 31, 2017.

At June 30, 2018, $3.73 billion of loans and $1.74 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2018.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
		(Dollars in thousands)
Deposits (1)	$6,535,306	$6,506,326	$19,004	$1,680	$8,296
Customer repurchase agreements (1)	384,054	384,054	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	19,012	1,263	1,359	1,181	15,209
Operating leases	18,567	5,414	7,665	4,087	1,401
Affordable housing investment	1,297	1,184	35	43	35
Advertising agreements	1,096	1,088	8	-	-

Total	$6,985,106	$6,899,329	$28,071	$6,991	$50,715

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

We had no short-term borrowings at both June 30, 2018 and at December 31, 2017.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2018.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
			(Dollars in thousands)

Commitment to extend credit:
Commercial and industrial	$512,490	$384,645	$87,549	$8,015	$32,281
SBA	4	-	-	4	-
Real estate:
Commercial real estate	164,415	32,259	66,167	55,924	10,065
Construction	87,134	71,373	15,761	-	-
SFR Mortgage	-	-	-	-	-
Dairy & livestock and agribusiness (1)	191,794	86,238	105,556	-	-
Consumer and other loans	74,216	12,741	8,350	6,449	46,676

Total commitment to extend credit	1,030,053	587,256	283,383	70,392	89,022
Obligations under letters of credit	38,808	29,195	9,413	200	-

Total	$1,068,861	$616,451	$292,796	$70,592	$89,022

(1)	Total commitments to extend credit to agribusiness were $14.4 million at June 30, 2018.

As of June 30, 2018, we had commitments to extend credit of approximately $1.03 billion, and obligations under letters of credit of $38.8 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $6.3 million as of June 30, 2018 and December 31, 2017 included in other liabilities.

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

The Company’s total equity was $1.08 billion at June 30, 2018. This represented an increase of $14.2 million, or 1.32%, from total equity of $1.07 billion at December 31, 2017. This increase was due to $70.3 million in net earnings and $2.1 million for various stock based compensation items. This was offset by $30.9 million in cash dividends declared and a $27.3 million decline in other comprehensive income resulting from the tax effected impact of the decline in market value of our investment securities portfolio.

During the second quarter of 2018, the Board of Directors of CVB declared quarterly cash dividends totaling $0.14 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of the Company’s outstanding shares at the time of authorization, and adopted a 10b5-1. There is no expiration date for this repurchase program. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M. For the three months ended June 30, 2018, the Company did not repurchase any shares of common stock under this program. As of June 30, 2018, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2018, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business — Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

At June 30, 2018, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			June 30, 2018		December 31, 2017
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	12.55%	12.41%	11.88%	11.77%
Common equity Tier I capital ratio	4.50%	6.50%	17.06%	17.30%	16.43%	16.71%
Tier 1 risk-based capital ratio	6.00%	8.00%	17.49%	17.30%	16.87%	16.71%
Total risk-based capital ratio	8.00%	10.00%	18.63%	18.44%	18.01%	17.86%

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

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $6.54 billion at June 30, 2018 decreased $11.5 million, or 0.18%, over total deposits of $6.55 billion at December 31, 2017.

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

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2018 and 2017. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)

Average cash and cash equivalents	$255,226	$206,259
Percentage of total average assets	3.11%	2.49%

Net cash provided by operating activities	$68,326	$64,510
Net cash provided by investing activities	180,334	107,492
Net cash used in financing activities	(211,548)	(108,888)

Net increase in cash and cash equivalents	$37,112	$63,114

Average cash and cash equivalents increased by $49.0 million, or 23.74%, to $255.2 million for the six months ended June 30, 2018, compared to $206.3 million for the same period of 2017.

At June 30, 2018, cash and cash equivalents totaled $181.5 million. This represented a decrease of $3.3 million, or 1.76%, from $184.7 million at June 30, 2017.

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

The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

	Estimated Net Interest Income Sensitivity (1)
	June 30, 2018		December 31, 2017
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	12-month Period	24-month Period (Cumulative)

+ 200 basis points	3.59%	7.12%	3.17%	6.35%
- 100 basis points	-2.38%	-5.00%	-2.70%	-5.53%
(1)	Percentage change from base.

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

We also perform valuation analysis which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2018, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2018	December 31, 2017

100 bp decrease in interest rates	-7.8%	-9.8%
100 bp increase in interest rates	3.9%	4.2%
200 bp increase in interest rates	6.6%	7.1%
300 bp increase in interest rates	6.0%	6.0%
400 bp increase in interest rates	4.8%	4.2%

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

During the fiscal quarter ended June 30, 2018, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company is a defendant and cross-complainant in an action entitled Edward A. Dunagan et al v. Citizens Business Bank, as successor to American Security Bank, Case No. CVDS1408287, filed in the Superior Court for San Bernardino County. The complaint was initially filed in May, 2014 against ASB, which was acquired during the same month by CBB, and a Second Amended Complaint (SAC) was filed on September 9, 2015, naming CBB as the primary defendant. The case arises out of a number of defaulted commercial real estate loans originally made by ASB to the Dunagans and various entities owned by the Dunagans (Dunagan Parties), and the SAC includes claims by the Dunagans (1) contesting their liabilities under their personal guarantees for deficiencies on certain of the defaulted loans, (2) attacking the validity of ASB’s foreclosures on certain properties owned by the Dunagan Parties, and (3) claiming emotional distress caused by ASB’s/CBB’s allegedly wrongful actions in connection with such foreclosures. The Dunagans seek compensatory damages in excess of $2 million plus punitive damages. ASB/CBB filed a cross-complaint against the Dunagans alleging breach of guaranty, slander of title, and demanding additional damages. A bench trial on the respective claims by the Dunagans and ASB/CBB took place during the middle of July, 2018, and post-trial briefing by the parties is scheduled to be completed in August and September, 2018. The Company currently maintains no accrual in connection with this litigation, as the Company continues to believe that the allegations in the plaintiffs’ complaint are unfounded and that any potential liability on the part of the Company is not reasonably estimable.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M. For the three months ended June 30, 2018, the Company did not repurchase any shares of common stock under this program. As of June 30, 2018, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

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
Date: August 9, 2018

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)