Form 10-Q
period 2018-09-30
CVB FINANCIAL CORP
filed 2018-11-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

(909) 980-4030

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 140,333,375 outstanding as of October 31, 2018.

PART I –   FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to:

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
●	our ability to attract deposits and other sources of funding or liquidity;
●	supply and demand for real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend, including both residential and commercial real estate;
●	a prolonged slowdown or decline in real estate construction, sales or leasing activities;
●	changes in the financial performance and/or condition of our borrowers, key vendors or counterparties;
●	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
●

the costs or effects of mergers, acquisitions or dispositions we may make, including the recent merger of Community Bank with and into Citizens Business Bank, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits, including any anticipated cost savings or synergies, associated with any such mergers, acquisitions or dispositions;

●

the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, consumer, commercial or secured lending, securities and securities trading and hedging, compliance, fair lending, employment, executive compensation, insurance, vendor management and information privacy and security) with which we and our subsidiaries must comply or believe we should comply, including additional legal and regulatory requirements to which we have or will become subject as a result of our total assets exceeding $10 billion, which first occurred in the third quarter of 2018 due to the closing of our merger transaction with Community Bank;

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

●	inflation, interest rate, securities market and monetary fluctuations;
●	changes in government interest rates or monetary or tax policies;
●	changes in the amount and availability of deposit insurance;
●	political developments, uncertainties or instability;
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

●	our timely development and acceptance of new banking products and services and the perceived overall value of these products and services by customers and potential customers;
●	the Company’s relationships with and reliance upon outside vendors with respect to certain of the Company’s key internal and external systems and applications;
●	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;

●

technological changes and the expanding use of technology in banking (including the adoption of mobile banking, funds transfer applications and electronic marketplaces for loans and other banking products or services);

●	our ability to retain and increase market share, retain and grow customers and control expenses;
●	changes in the competitive environment among financial and bank holding companies, banks and other financial service providers;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
●	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions;
●	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;
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
●

the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as securities, bank operations, consumer or employee class action litigation and any litigation which we inherited from our recent merger with Community Bank);

●	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
●	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO;
●	our success at managing the risks involved in the foregoing items; and
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

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$174,083	$119,841
Interest-earning balances due from Federal Reserve	20,392	24,536

Total cash and cash equivalents	194,475	144,377

Interest-earning balances due from depository institutions	8,812	17,952
Investment securities available-for-sale, at fair value (with amortized cost of $1,850,723 at September 30, 2018, and $2,078,131 at December 31, 2017)	1,806,231	2,080,985
Investment securities held-to-maturity (with fair value of $726,755 at September 30, 2018, and $819,215 at December 31, 2017)	759,029	829,890

Total investment securities	2,565,260	2,910,875

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	7,582,459	4,830,631
Allowance for loan losses	(60,007)	(59,585)

Net loans and lease finance receivables	7,522,452	4,771,046

Premises and equipment, net	59,256	46,166
Bank owned life insurance (BOLI)	219,561	146,486
Accrued interest receivable	30,097	22,704
Intangibles	56,643	6,838
Goodwill	662,888	116,564
Other real estate owned (OREO)	420	4,527
Income taxes	75,432	40,046
Other assets	67,357	25,317

Total assets	$11,480,341	$8,270,586

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,224,154	$3,846,436
Interest-bearing	3,885,672	2,700,417

Total deposits	9,109,826	6,546,853
Customer repurchase agreements	399,477	553,773
Other borrowings	30,000	-
Deferred compensation	19,159	18,223
Junior subordinated debentures	25,774	25,774
Other liabilities	77,525	56,697

Total liabilities	9,661,761	7,201,320

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 140,334,671 at September 30, 2018, and 110,184,922 at December 31, 2017	1,299,052	573,453
Retained earnings	552,343	494,361
Accumulated other comprehensive (loss) income, net of tax	(32,815)	1,452

Total stockholders’ equity	1,818,580	1,069,266

Total liabilities and stockholders’ equity	$11,480,341	$8,270,586

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans and leases, including fees	$79,818	$55,998	$192,382	$158,253
Investment securities:
Investment securities available-for-sale	11,521	12,240	35,086	37,887
Investment securities held-to-maturity	4,666	5,184	14,238	16,014

Total investment income	16,187	17,424	49,324	53,901

Dividends from FHLB stock	329	318	959	1,070
Interest-earning deposits with other institutions and federal funds sold	304	130	1,475	683

Total interest income	96,638	73,870	244,140	213,907

Interest expense:
Deposits	2,967	1,555	6,041	4,547
Borrowings and customer repurchase agreements	606	402	1,396	1,213
Junior subordinated debentures	245	174	674	492

Total interest expense	3,818	2,131	8,111	6,252

Net interest income before (recapture of) provision for loan losses	92,820	71,739	236,029	207,655
(Recapture of) provision for loan losses	500	(1,500)	(1,500)	(7,000)

Net interest income after (recapture of) provision for loan losses	92,320	73,239	237,529	214,655

Noninterest income:
Service charges on deposit accounts	4,295	4,085	12,431	11,794
Trust and investment services	2,182	2,523	6,738	7,432
Bankcard services	875	927	2,637	2,563
BOLI income	936	692	2,984	2,904
Gain on OREO, net	-	2	3,540	4
Other	1,824	1,809	4,393	4,839

Total noninterest income	10,112	10,038	32,723	29,536

Noninterest expense:
Salaries and employee benefits	26,319	21,835	69,684	65,116
Occupancy and equipment	5,324	4,400	13,834	12,638
Professional services	1,154	1,091	4,374	4,191
Software licenses and maintenance	2,317	1,510	5,836	4,698
Marketing and promotion	1,134	1,055	3,638	3,484
Amortization of intangible assets	1,736	343	2,395	991
Acquisition related expenses	6,645	250	7,942	2,176
Other	4,251	4,222	11,377	12,402

Total noninterest expense	48,880	34,706	119,080	105,696

Earnings before income taxes	53,552	48,571	151,172	138,495

Income taxes	14,994	18,888	42,328	51,935

Net earnings	$38,558	$29,683	$108,844	$86,560

Other comprehensive income (loss):
Unrealized (loss) gain on securities arising during the period, before tax	$(10,387)	$1,221	$(49,155)	$3,287
Less: Reclassification adjustment for net gain on securities included in net income	-	-	-	(402)

Other comprehensive (loss) income, before tax	(10,387)	1,221	(49,155)	2,885
Less: Income tax benefit (expense) related to items of other comprehensive income	3,070	(513)	14,532	(1,212)

Other comprehensive (loss) income, net of tax	(7,317)	708	(34,623)	1,673

Comprehensive income	$31,241	$30,391	$74,221	$88,233

Basic earnings per common share	$0.30	$0.27	$0.94	$0.79
Diluted earnings per common share	$0.30	$0.27	$0.94	$0.79

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended September 30, 2018 and 2017

(Dollars and shares in thousands)

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2017	108,252	$531,192	$449,499	$10,171	$990,862
Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(45)	(997)	-	-	(997)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	270	2,537	-	-	2,537
Shares issued pursuant to stock-based compensation plan	46	2,200	-	-	2,200
Cash dividends declared on common stock ($0.40 per share)	-	-	(44,058)	-	(44,058)
Net earnings	-	-	86,560	-	86,560
Other comprehensive income	-	-	-	1,673	1,673

Balance, September 30, 2017	110,157	$572,685	$491,935	$11,844	$1,076,464

Balance, January 1, 2018	110,185	$573,453	$494,361	$1,452	$1,069,266
Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(42)	(988)	-	-	(988)
Issuance of common stock for acquisition of Community Bank	29,842	722,767	-	-	722,767
Exercise of stock options	145	1,504	-	-	1,504
Shares issued pursuant to stock-based compensation plan	205	2,316	-	-	2,316
Cash dividends declared on common stock ($0.42 per share)	-	-	(50,506)	-	(50,506)
Net earnings	-	-	108,844	-	108,844
Other comprehensive income	-	-	-	(34,623)	(34,623)

Balance, September 30, 2018	140,335	$1,299,052	$552,343	$(32,815)	$1,818,580

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Interest and dividends received	$245,842	$223,172
Service charges and other fees received	26,107	26,769
Interest paid	(8,642)	(6,279)
Net cash paid to vendors, employees and others	(110,799)	(83,610)
Income taxes	(35,879)	(53,278)
Payments to FDIC, loss share agreement	(65)	(498)

Net cash provided by operating activities	116,564	106,276

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	17,250	1,952
Net change in interest-earning balances from depository institutions	11,934	27,806
Proceeds from sale of investment securities held-for-sale	716,996	5,403
Proceeds from repayment of investment securities available-for-sale	296,922	320,599
Proceeds from maturity of investment securities available-for-sale	20,260	20,937
Purchases of investment securities available-for-sale	(98,709)	(280,365)
Proceeds from repayment and maturity of investment securities held-to-maturity	67,861	96,447
Purchases of investment securities held-to-maturity	-	(36,166)
Net increase in equity investments	(24,054)	(1,454)
Net increase in loan and lease finance receivables	(6,806)	(29,713)
Proceeds from BOLI death benefit	882	2,653
Proceeds from sale of asset held-for-sale	-	4,012
Purchase of premises and equipment	(3,483)	(3,129)
Proceeds from sales of other real estate owned	8,067	-
Cash acquired from acquisition, net of cash paid	(132,918)	28,325

Net cash provided by investing activities	874,202	157,307

Cash Flows from Financing Activities
Net increase in other deposits	(241,934)	(23,896)
Net decrease in time deposits	(65,079)	(39,485)
Repayment of FHLB advances	(297,571)	-
Net (decrease) increase in other borrowings	(136,000)	10,000
Net decrease in customer repurchase agreements	(154,296)	(147,959)
Cash dividends on common stock	(46,304)	(41,626)
Repurchase of common stock	(988)	(997)
Proceeds from exercise of stock options	1,504	2,537

Net cash used in financing activities	(940,668)	(241,426)

Net increase in cash and cash equivalents	50,098	22,157

Cash and cash equivalents, beginning of period	144,377	121,633

Cash and cash equivalents, end of period	$194,475	$143,790

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$108,844	$86,560

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain loss on sale of investment securities	-	(402)
Gain on sale of other real estate owned	(3,540)	-
Increase in BOLI	(3,053)	(4,416)
Net amortization of premiums and discounts on investment securities	10,661	13,585
Accretion of PCI discount	(2,137)	(756)
Recapture of provision for loan losses	(1,500)	(7,000)
Payments to FDIC, loss share agreement	(65)	(498)
Stock-based compensation	2,316	2,200
Depreciation and amortization, net	(582)	(433)
Change in other assets and liabilities	5,620	17,436

Total adjustments	7,720	19,716

Net cash provided by operating activities	$116,564	$106,276

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$-	$1,625
Transfer of loans to other real estate owned	$420	$-
Issuance of common stock for acquisition	$722,767	$37,637

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through CitizensTrust. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 68 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

On August 10, 2018, we completed the acquisition of Community Bank (“CB”), headquartered in Pasadena, California with 16 banking centers located throughout the greater Los Angeles and Orange County areas and total assets of approximately $4.09 billion. Our condensed consolidated financial statements for 2018 include CB operations, post-merger. See Note 4 – Business Combinations, included herein.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification – Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity. The operating segments previously reported have been aggregated into one segment to conform to the current period’s presentation format. These reclassifications do not affect previously reported net earnings.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 — Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC (“Form 10-K”).

Business Segments — We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. For the years ended December 31, 2016 through June 30, 2018, we operated as two reportable segments: Banking Centers and Dairy & Livestock and Agribusiness. As a result of the Community Bank acquisition, along with changes in personnel, reporting structure, and operations, we re-evaluated our segment reporting for the third quarter ended September 30, 2018.

As of September 30, 2018, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our key decision makers. Through our network of banking centers, we provide relationship-based banking products, services and solutions for small to mid-sized companies, real estate investors, non-profit organizations, professionals and other individuals. Our products include loans for commercial businesses, commercial real estate, multi-family, construction, land, dairy & livestock and agribusiness, consumer and government-guaranteed small business loans. We also provide business deposit products and treasury cash management services, as well as deposit products to the owners and employees of the businesses we serve. The decision to combine our two reportable segments was made to align the segment reporting with the changes in our operations and reporting structure, and to be consistent with the level and materiality of information reviewed by our key decision makers.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates, which may be subject to change, include fair value determinations and disclosures, impairment of investments, goodwill, loans, as well as valuation of deferred tax assets.

Adoption of New Accounting Standards — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This update to the ASC requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 to January 1, 2018. The Company adopted the ASU during the first quarter of 2018, as required, using the modified retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are excluded from the scope of the new standard. Since there was no net income impact upon adoption of this ASU, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 14 – Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance in this ASU among other things, (i) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio at September 30, 2018 using an exit price notion. See Note 9 – Fair Value Information.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, and contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows, or that cannot be separated by source or use, should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and will require application using a retrospective transition method. The Company adopted this ASU retrospectively effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements — In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”, which clarifies and corrects errors in ASC 842. The effective date and transition requirements of ASU 2018-10 are the same as the effective date and transition requirements of 2016-02.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which creates a new optional transition method for implementing the new standard on leases, ASU No. 2016-02, and provides lessors with a practical expedient for separating lease and non-lease components. Specifically, under the amendments in ASU 2018-11: (1) the transition option allows entities to not apply the new leases standard in the comparative periods presented when transitioning to the new accounting standard for leases, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02.

The Company established a project to consider the impact of Topic 842. The leasing portfolio consists of real estate leases, which are used for the banking operations of the Company. All leases in the current portfolio have been classified as operating leases, although this may change in the future. Management does not anticipate a material impact to the consolidated statement of earnings. Management estimates the ROU asset and liability to be between $15 million and $20 million. This amount is based on the present value of currently-committed cash flows from leases discounted at the Company’s incremental rate of borrowing on an arms-length basis. This liability includes the non-lease components as the Company has elected to include these components as a practical expedient.

In addition, there are a number of practical expedients that have been elected, which included electing not to adjust comparative financial statements at the effective date of the new accounting standard, with the effect of initially applying ASC 842 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting.” The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be re-measured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019 and is applied retrospectively. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

4.	BUSINESS COMBINATIONS

Community Bank Acquisition

On August 10, 2018, the Company completed the acquisition of CB, headquartered in Pasadena, California. The Company acquired all of the assets and assumed all of the liabilities of CB for $180.7 million in cash and $722.8 million in stock. As a result, CB was merged with the Bank, the principal subsidiary of CVB. The primary reason for the acquisition was to further strengthen the Company’s presence in Southern California. At close, CB had 16 banking centers located throughout the greater Los Angeles and Orange County areas.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of August 10, 2018. As the final CB tax return has not yet been completed, initial accounting for taxes was incomplete as of September 30, 2018. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in the recognition of goodwill of $546.3 million and a core deposit intangible (“CDI”) of $52.2 million, or 2.26% of core deposits. Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The table below summarizes the amounts recognized for the estimated fair value of assets acquired and the liabilities assumed as of the acquisition date.

	August 10, 2018
	(Dollars in thousands)
Merger Consideration
Cash paid	$180,719
CVBF common stock issued	722,767

Total merger consideration		$903,486

Identifiable net assets acquired, at fair value
Assets Acquired
Cash and cash equivalents	47,802
Investment securities	716,996
FHLB stock	17,250
Loans	2,734,081
Accrued interest receivable	7,916
Premises and equipment	14,632
BOLI	70,904
Core deposit intangible	52,200
Other assets	58,130

Total assets acquired		3,719,911

Liabilities assumed
Deposits	2,869,986
FHLB advances	297,571
Other borrowings	166,000
Other liabilities	29,192

Total liabilities assumed		3,362,749

Total fair value of identifiable net assets, at fair value		357,162

Goodwill		$546,324

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the three and nine months ended September 30, 2018, the Company incurred $6.6 million and $7.9 million, respectively, in merger related expenses associated with the CB acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the nine months ended September 30, 2018 and 2017. This unaudited estimated pro forma financial information was calculated as if CB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of CB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Total revenues (net interest income plus noninterest income)	$364,846	$354,990
Net Income	$138,274	$118,419
Earnings per share - basic	$0.99	$0.85
Earnings per share - diluted	$0.99	$0.85

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

For the nine months ended September 30, 2018, the Company did not incur any merger related expenses associated with the VCBP acquisition and incurred $250,000 and $2.2 million for the three and nine months ended September 30, 2017, respectively.

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

	September 30, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,570,072	$1,014	$(38,208)	$1,532,878	84.87%
CMO/REMIC - residential	229,832	152	(6,167)	223,817	12.39%
Municipal bonds	50,022	308	(1,591)	48,739	2.70%
Other securities	797	-	-	797	0.04%

Total available-for-sale securities	$1,850,723	$1,474	$(45,966)	$1,806,231	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$144,871	$-	$(5,129)	$139,742	19.09%
Residential mortgage-backed securities	158,769	-	(5,502)	153,267	20.92%
CMO	216,980	-	(13,960)	203,020	28.58%
Municipal bonds	238,409	225	(7,908)	230,726	31.41%

Total held-to-maturity securities	$759,029	$225	$(32,499)	$726,755	100.00%

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,747,780	$11,231	$(8,102)	$1,750,909	84.14%
CMO/REMIC-residential	274,634	1,277	(2,082)	273,829	13.16%
Municipal bonds	54,966	774	(244)	55,496	2.66%
Other securities	751	-	-	751	0.04%

Total available-for-sale securities	$2,078,131	$13,282	$(10,428)	$2,080,985	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$159,716	$854	$(2,134)	$158,436	19.25%
Residential mortgage-backed securities	176,427	667	(382)	176,712	21.26%
CMO	225,072	-	(8,641)	216,431	27.12%
Municipal bonds	268,675	2,751	(3,790)	267,636	32.37%

Total held-to-maturity securities	$829,890	$4,272	$(14,947)	$819,215	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$11,126	$11,767	$33,861	$36,113
Tax-advantaged	395	473	1,225	1,774

Total interest income from available-for-sale securities	11,521	12,240	35,086	37,887

Investment securities held-to-maturity:
Taxable	2,961	3,111	8,887	9,591
Tax-advantaged	1,705	2,073	5,351	6,423

Total interest income from held-to-maturity securities	4,666	5,184	14,238	16,014

Total interest income from investment securities	$16,187	$17,424	$49,324	$53,901

Approximately 89% of the total investment securities portfolio at September 30, 2018 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability to hold and do not have the intent to sell these securities. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”).

	September 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,193,435	$(24,475)	$287,707	$(13,733)	$1,481,142	$(38,208)
CMO/REMIC - residential	139,064	(3,053)	60,925	(3,114)	199,989	(6,167)
Municipal bonds	11,257	(389)	12,987	(1,202)	24,244	(1,591)

Total available-for-sale securities	$1,343,756	$(27,917)	$361,619	$(18,049)	$1,705,375	$(45,966)

Investment securities held-to-maturity:
Government agency/GSE	$99,203	$(2,326)	$40,539	$(2,803)	$139,742	$(5,129)
Residential mortgage-backed securities	101,083	(3,206)	52,184	(2,296)	153,267	(5,502)
CMO	-	-	203,020	(13,960)	203,020	(13,960)
Municipal bonds	116,918	(2,143)	67,284	(5,765)	184,202	(7,908)

Total held-to-maturity securities	$317,204	$(7,675)	$363,027	$(24,824)	$680,231	$(32,499)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

At September 30, 2018 and December 31, 2017, investment securities having a carrying value of approximately $1.60 billion and $1.91 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	September 30, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$19,806	$19,964	$-	$-
Due after one year through five years	1,676,348	1,637,053	315,036	298,729
Due after five years through ten years	113,539	109,910	172,281	167,824
Due after ten years	41,030	39,304	271,712	260,202

Total investment securities	$1,850,723	$1,806,231	$759,029	$726,755

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2018.

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

At September 30, 2018, the remaining discount associated with the PCI loans was zero. The loss sharing agreement for commercial loans expired October 16, 2014. The loss sharing agreement with the FDIC for single-family residential loans, which would have expired on October 16, 2019, was terminated by the Bank on July 20, 2018.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$459	$934
SBA	1,286	1,383
Real estate:
Commercial real estate	14,979	27,431
Construction	-	-
SFR mortgage	150	162
Dairy & livestock and agribusiness	200	770
Municipal lease finance receivables	-	-
Consumer and other loans	186	228

Gross PCI loans	17,260	30,908
Less: Purchase accounting discount	-	(2,026)

Gross PCI loans, net of discount	17,260	28,882
Less: Allowance for PCI loan losses	(205)	(367)

Net PCI loans	$17,055	$28,515

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Pass	$15,775	$26,439
Special mention	1,251	1,088
Substandard	234	3,381
Doubtful & loss	-	-

Total gross PCI loans	$17,260	$30,908

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of the Company’s total loans and lease finance receivables, excluding PCI loans, by type.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)

Commercial and industrial	$1,021,906	$513,325
SBA	357,052	122,055
Real estate:
Commercial real estate	5,268,740	3,376,713
Construction	123,274	77,982
SFR mortgage	292,516	236,202
Dairy & livestock and agribusiness	304,598	347,289
Municipal lease finance receivables	67,581	70,243
Consumer and other loans	134,796	64,229

Gross loans, excluding PCI loans	7,570,463	4,808,038
Less: Deferred loan fees, net	(5,264)	(6,289)

Gross loans, excluding PCI loans, net of deferred loan fees	7,565,199	4,801,749
Less: Allowance for loan losses	(59,802)	(59,218)

Net loans, excluding PCI loans	7,505,397	4,742,531

PCI Loans	17,260	30,908
Discount on PCI loans	-	(2,026)
Less: Allowance for loan losses	(205)	(367)

PCI loans, net	17,055	28,515

Total loans and lease finance receivables	$7,522,452	$4,771,046

As of September 30, 2018, 75.09% of the Company’s total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 69.60% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of September 30, 2018, $219.6 million, or 4.17% of the total commercial real estate loans included loans secured by farmland, compared to $206.1 million, or 6.10%, at December 31, 2017. The loans secured by farmland included $128.8 million for loans secured by dairy & livestock land and $90.8 million for loans secured by agricultural land at September 30, 2018, compared to $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017. As of September 30, 2018, dairy & livestock and agribusiness loans of $304.6 million were comprised of $251.4 million for dairy & livestock loans and $53.2 million for agribusiness loans, compared to $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans at December 31, 2017.

At September 30, 2018, the Company held approximately $3.70 billion of total fixed rate loans, including PCI loans.

At September 30, 2018 and December 31, 2017, loans totaling $5.53 billion and $3.68 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of September 30, 2018 and December 31, 2017.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	September 30, 2018
	Pass	Special Mention	Substandard (1)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$980,421	$33,628	$7,857	$-	$1,021,906
SBA	345,126	5,469	6,457	-	357,052
Real estate:
Commercial real estate
Owner occupied	1,931,062	97,990	12,079	-	2,041,131
Non-owner occupied	3,215,070	5,582	6,957	-	3,227,609
Construction
Speculative	32,081	-	-	-	32,081
Non-speculative	91,193	-	-	-	91,193
SFR mortgage	284,852	4,047	3,617	-	292,516
Dairy & livestock and agribusiness	268,328	26,877	9,393	-	304,598
Municipal lease finance receivables	67,045	536	-	-	67,581
Consumer and other loans	132,637	740	1,419	-	134,796

Total gross loans, excluding PCI loans	$7,347,815	$174,869	$47,779	$-	$7,570,463

(1)	Includes $15.1 million of classified loans acquired from CB in the third quarter of 2018.

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$483,641	$19,566	$10,118	$-	$513,325
SBA	112,835	5,358	3,862	-	122,055
Real estate:
Commercial real estate
Owner occupied	1,009,199	76,111	10,970	-	1,096,280
Non-owner occupied	2,257,130	16,434	6,869	-	2,280,433
Construction
Speculative	60,042	-	-	-	60,042
Non-speculative	17,940	-	-	-	17,940
SFR mortgage	229,032	3,124	4,046	-	236,202
Dairy & livestock and agribusiness	321,413	9,047	16,829	-	347,289
Municipal lease finance receivables	69,644	599	-	-	70,243
Consumer and other loans	61,715	1,255	1,259	-	64,229

Total gross loans, excluding PCI loans	$4,622,591	$131,494	$53,953	$-	$4,808,038

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

Management believes that the ALLL was appropriate at September 30, 2018 and December 31, 2017. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended September 30, 2018
	Ending Balance June 30, 2018	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2018
	(Dollars in thousands)
Commercial and industrial	$6,970	$-	$44	$477	$7,491
SBA	841	(257)	5	369	958
Real estate:
Commercial real estate	42,597	-	-	(1,056)	41,541
Construction	1,003	-	15	115	1,133
SFR mortgage	2,155	-	-	(30)	2,125
Dairy & livestock and agribusiness	4,351	-	-	673	5,024
Municipal lease finance receivables	808	-	-	7	815
Consumer and other loans	642	(1)	118	(44)	715
PCI loans	216	-	-	(11)	205

Total allowance for loan losses	$59,583	$(258)	$182	$500	$60,007

	For the Three Months Ended September 30, 2017
	Ending Balance June 30, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2017
	(Dollars in thousands)
Commercial and industrial	$8,060	$(138)	$12	$129	$8,063
SBA	913	-	5	(54)	864
Real estate:
Commercial real estate	39,927	-	-	943	40,870
Construction	1,059	-	2,055	(2,181)	933
SFR mortgage	2,369	-	-	(49)	2,320
Dairy & livestock and agribusiness	5,440	-	-	(66)	5,374
Municipal lease finance receivables	852	-	-	54	906
Consumer and other loans	922	(9)	5	(48)	870
PCI loans	659	-	-	(228)	431

Total allowance for loan losses	$60,201	$(147)	$2,077	$(1,500)	$60,631

	For the Nine Months Ended September 30, 2018
	Ending Balance December 31, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2018
	(Dollars in thousands)
Commercial and industrial	$7,280	$-	$81	$130	$7,491
SBA	869	(257)	15	331	958
Real estate:
Commercial real estate	41,722	-	-	(181)	41,541
Construction	984	-	1,945	(1,796)	1,133
SFR mortgage	2,112	-	-	13	2,125
Dairy & livestock and agribusiness	4,647	-	19	358	5,024
Municipal lease finance receivables	851	-	-	(36)	815
Consumer and other loans	753	(10)	129	(157)	715
PCI loans	367	-	-	(162)	205

Total allowance for loan losses	$59,585	$(267)	$2,189	$(1,500)	$60,007

	For the Nine Months Ended September 30, 2017
	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2017
	(Dollars in thousands)
Commercial and industrial	$8,154	$(138)	$106	$(59)	$8,063
SBA	871	-	47	(54)	864
Real estate:
Commercial real estate	37,443	-	154	3,273	40,870
Construction	1,096	-	5,774	(5,937)	933
SFR mortgage	2,287	-	64	(31)	2,320
Dairy & livestock and agribusiness	8,541	-	19	(3,186)	5,374
Municipal lease finance receivables	941	-	-	(35)	906
Consumer and other loans	988	(11)	76	(183)	870
PCI loans	1,219	-	-	(788)	431

Total allowance for loan losses	$61,540	$(149)	$6,240	$(7,000)	$60,631

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. Acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	September 30, 2018
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$3,168	$1,018,738	$-	$-	$7,491	$-
SBA	3,593	353,459	-	-	958	-
Real estate:
Commercial real estate	6,348	5,262,392	-	-	41,541	-
Construction	-	123,274	-	-	1,133	-
SFR mortgage	5,492	287,024	-	13	2,112	-
Dairy & livestock and agribusiness	775	303,823	-	-	5,024	-
Municipal lease finance receivables	-	67,581	-	-	815	-
Consumer and other loans	807	133,989	-	70	645	-
PCI loans	-	-	17,260	-	-	205

Total	$20,183	$7,550,280	$17,260	$83	$59,719	$205

	September 30, 2017
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$745	$527,914	$-	$2	$8,061	$-
SBA	2,273	121,818	-	3	861	-
Real estate:
Commercial real estate	8,168	3,324,349	-	-	40,870	-
Construction	-	74,148	-	-	933	-
SFR mortgage	4,550	240,112	-	-	2,320	-
Dairy & livestock and agribusiness	829	269,653	-	-	5,374	-
Municipal lease finance receivables	-	71,352	-	-	906	-
Consumer and other loans	743	69,672	-	83	787	-
PCI loans	-	-	36,548	-	-	431

Total	$17,308	$4,699,018	$36,548	$88	$60,112	$431

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

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$274	$-	$274	$3,026	$1,018,606	$1,021,906
SBA	-	123	123	3,005	353,924	357,052
Real estate:
Commercial real estate
Owner occupied	-	-	-	615	2,040,516	2,041,131
Non-owner occupied	-	-	-	5,241	3,222,368	3,227,609
Construction
Speculative (2)	-	-	-	-	32,081	32,081
Non-speculative	-	-	-	-	91,193	91,193
SFR mortgage	-	-	-	2,961	289,555	292,516
Dairy & livestock and agribusiness	-	-	-	775	303,823	304,598
Municipal lease finance receivables	-	-	-	-	67,581	67,581
Consumer and other loans	98	-	98	807	133,891	134,796

Total gross loans, excluding PCI loans	$372	$123	$495	$16,430	$7,553,538	$7,570,463

(1)	As of September 30, 2018, $2.6 million of nonaccruing loans were current, $562,000 were 30-59 days past due, $1.3 million were 60-89 days past due and $12.0 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Includes $8.6 million of nonaccrual loans acquired from CB in the third quarter of 2018.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$768	$-	$768	$250	$512,307	$513,325
SBA	403	-	403	906	120,746	122,055
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,365	1,091,915	1,096,280
Non-owner occupied	-	-	-	2,477	2,277,956	2,280,433
Construction
Speculative (2)	-	-	-	-	60,042	60,042
Non-speculative	-	-	-	-	17,940	17,940
SFR mortgage	-	-	-	1,337	234,865	236,202
Dairy & livestock and agribusiness	-	-	-	829	346,460	347,289
Municipal lease finance receivables	-	-	-	-	70,243	70,243
Consumer and other loans	1	-	1	552	63,676	64,229

Total gross loans, excluding PCI loans	$1,172	$-	$1,172	$10,716	$4,796,150	$4,808,038

(1)	As of December 31, 2017, $3.6 million of nonaccruing loans were current, $376,000 were 60-89 days past due and $6.8 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At September 30, 2018, the Company had impaired loans, excluding PCI loans, of $20.2 million. Impaired loans included $5.9 million of nonaccrual commercial real estate loans, $3.0 million of nonaccrual commercial and industrial loans, $3.0 million of nonaccrual Small Business Administration (“SBA”) loans, $3.0 million of nonaccrual single-family residential (“SFR”) mortgage loans, $807,000 of nonaccrual consumer and other loans, and $775,000 of nonaccrual dairy & livestock and agribusiness loans. These impaired loans included $7.3 million of loans whose terms were modified in a troubled debt restructuring, of which $3.5 million were classified as nonaccrual. The remaining balance of $3.8 million consisted of 14 loans performing according to the restructured terms. The impaired loans had a specific allowance of $83,000 at September 30, 2018. At December 31, 2017, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $15.5 million with a related allowance of $75,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,168	$3,829	$-	$3,439	$6
SBA	3,593	5,779	-	4,457	34
Real estate:
Commercial real estate
Owner occupied	615	726	-	644	-
Non-owner occupied	5,733	6,385	-	5,904	24
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,479	6,449	-	5,679	59
Dairy & livestock and agribusiness	775	1,091	-	808	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	737	1,025	-	867	-

Total	20,100	25,284	-	21,798	123

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	-	-	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	13	13	13	13	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	70	101	70	85	-

Total	83	114	83	98	-

Total impaired loans	$20,183	$25,398	$83	$21,896	$123

	As of and For the Nine Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$726	$1,256	$-	$870	$15
SBA	2,270	2,573	-	2,489	38
Real estate:
Commercial real estate
Owner occupied	4,313	4,625	-	4,361	42
Non-owner occupied	3,855	5,155	-	4,010	72
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,550	5,345	-	4,620	109
Dairy & livestock and agribusiness	829	1,091	-	1,035	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	356	571	-	381	-

Total	16,899	20,616	-	17,766	277

With a related allowance recorded:
Commercial and industrial	19	20	2	42	1
SBA	3	20	3	7	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	387	394	83	390	-

Total	409	434	88	439	1

Total impaired loans	$17,308	$21,050	$88	$18,205	$278

	As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$440	$980	$-
SBA	1,530	1,699	-
Real estate:
Commercial real estate
Owner occupied	4,365	4,763	-
Non-owner occupied	3,768	5,107	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	4,040	4,692	-
Dairy & livestock and agribusiness	829	1,091	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	174	370	-

Total	15,146	18,702	-

With a related allowance recorded:
Commercial and industrial	-	-	-
SBA	1	18	1
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	-	-	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	378	391	74

Total	379	409	75

Total impaired loans	$15,525	$19,111	$75

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of September 30, 2018, December 31, 2017 and September 30, 2017 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three and nine months ended September 30, 2018, and 2017. As a result of the acquisition of CB, the reserve for unfunded loan commitments increased by $2.9 million in the third quarter of 2018. As of September 30, 2018 and December 31, 2017, the balance in this reserve was $9.2 million and $6.3 million, respectively, and was included in other liabilities.

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

As of September 30, 2018, there were $7.3 million of loans classified as a TDR, of which $3.5 million were nonperforming and $3.8 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2018, performing TDRs were comprised of 10 SFR mortgage loans of $2.5 million, one SBA loan of $588,000, one commercial real estate loan of $492,000, and two commercial and industrial loans of $142,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated zero and $1,000 of specific allowance to TDRs as of September 30, 2018 and December 31, 2017, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$4,530	$16,574	$4,809	$19,233
New modifications	-	-	311	3,143
Payoffs/payments, net and other	(777)	(10,839)	(1,367)	(13,826)
TDRs returned to accrual status	-	-	-	329
TDRs placed on nonaccrual status	-	-	-	(3,144)

Ending balance	$3,753	$5,735	$3,753	$5,735

Nonperforming TDRs:
Beginning balance	$3,892	$4,391	$4,200	$1,626
New modifications	278	-	316	2,066
Charge-offs	-	-	-	-
Payoffs/payments, net and other	(650)	(81)	(996)	(2,197)
TDRs returned to accrual status	-	-	-	(329)
TDRs placed on nonaccrual status	-	-	-	3,144

Ending balance	$3,520	$4,310	$3,520	$4,310

Total TDRs	$7,273	$10,045	$7,273	$10,045

The following table summarizes loans modified as troubled debt restructurings for the period presented.

Modifications (1)

For the Three Months Ended September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2018	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	278	278	272	-

Total loans	1	$278	$278	$272	$-

For the Three Months Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	-	$-	$-	$-	$-

For the Nine Months Ended September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2018	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	38	38	27	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	311	311	304	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	278	278	272	-

Total loans	3	$627	$627	$603	$-

For the Nine Months Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	3,143	3,143	3,143	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	1,984	1,984	78	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	82	82	76	-

Total loans	3	$5,209	$5,209	$3,297	$-

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of September 30, 2018, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2018.

As of September 30, 2017, there was one commercial real estate loan with an outstanding balance of $3.1 million and one dairy & livestock and agribusiness loan with an outstanding balance of $78,000 that was modified as a TDR within the previous 12 months that subsequently defaulted during the nine months ended September 30, 2017.

8.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2018, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 56,000 and 50,000, respectively. For the three and nine months ended September 30, 2017, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 15,000 and 10,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$38,558	$29,683	$108,844	$86,560
Less: Net earnings allocated to restricted stock	96	107	298	325

Net earnings allocated to common shareholders	$38,462	$29,576	$108,546	$86,235

Weighted average shares outstanding	126,574	109,754	115,533	109,280
Basic earnings per common share	$0.30	$0.27	$0.94	$0.79

Diluted earnings per common share:
Net income allocated to common shareholders	38,462	29,576	108,546	86,235

Weighted average shares outstanding	126,574	109,754	115,533	109,280
Incremental shares from assumed exercise of outstanding options	363	365	397	392

Diluted weighted average shares outstanding	126,937	110,119	115,930	109,672
Diluted earnings per common share	$0.30	$0.27	$0.94	$0.79

9.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2018. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

●	Level 1 – Quoted prices in active markets for identical assets or liabilities in active markets that are accessible at the measurement date.

●

Level 2 – Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs or model derived valuations that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument.

●

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation.

There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,532,878	$-	$1,532,878	$-
CMO/REMIC - residential	223,817	-	223,817	-
Municipal bonds	48,739	-	48,739	-
Other securities	797	-	797	-

Total investment securities - AFS	1,806,231	-	1,806,231	-
Interest rate swaps	944	-	944	-

Total assets	$1,807,175	$-	$1,807,175	$-

Description of liability
Interest rate swaps	$944	$-	$944	$-

Total liabilities	$944	$-	$944	$-

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,750,909	$-	$1,750,909	$-
CMO/REMIC - residential	273,829	-	273,829	-
Municipal bonds	55,496	-	55,496	-
Other securities	751	-	751	-

Total investment securities - AFS	2,080,985	-	2,080,985	-
Interest rate swaps	3,211	-	3,211	-

Total assets	$2,084,196	$-	$2,084,196	$-

Description of liability
Interest rate swaps	$3,211	$-	$3,211	$-

Total liabilities	$3,211	$-	$3,211	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at September 30, 2018 and December 31, 2017, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2018
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	13	-	-	13	13
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	1	-	-	1	1
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$14	$-	$-	$14	$14

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2017
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	378	-	-	378	74
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$378	$-	$-	$378	$74

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2018 and December 31, 2017, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$194,475	$194,475	$-	$-	$194,475
Interest-earning balances due from depository institutions	8,812	-	8,723	-	8,723
Investment securities available-for-sale	1,806,231	-	1,806,231	-	1,806,231
Investment securities held-to-maturity	759,029	-	726,755	-	726,755
Total loans, net of allowance for loan losses (1)	7,522,452	-	-	7,218,542	7,218,542
Swaps	944	-	944	-	944
Liabilities
Deposits:
Interest-bearing	$3,885,672	$-	$3,875,171	$-	$3,875,171
Borrowings	429,477	-	429,092	-	429,092
Junior subordinated debentures	25,774	-	-	21,218	21,218
Swaps	944	-	944	-	944

(1) The fair value of loans as of September 30, 2018 was measured using an exit price notion.

	December 31, 2017
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$144,377	$144,377	$-	$-	$144,377
Interest-earning balances due from depository institutions	17,952	-	17,951	-	17,951
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,080,985	-	2,080,985	-	2,080,985
Investment securities held-to-maturity	829,890	-	819,215	-	819,215
Total loans, net of allowance for loan losses	4,771,046	-	-	4,678,402	4,678,402
Swaps	3,211	-	3,211	-	3,211
Liabilities
Deposits:
Noninterest-bearing	$3,846,436	$3,846,436	$-	$-	$3,846,436
Interest-bearing	2,700,417	-	2,697,781	-	2,697,781
Borrowings	553,773	-	553,416	-	553,416
Junior subordinated debentures	25,774	-	-	18,070	18,070
Swaps	3,211	-	3,211	-	3,211

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2018, the Bank has entered into 76 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2018 and December 31, 2017, the total notional amount of the Company’s swaps was $204.1 million, and $198.5 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	September 30, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$944	Other liabilities	$944

Total derivatives		$944		$944

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,211	Other liabilities	$3,211

Total derivatives		$3,211		$3,211

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
		(Dollars in thousands)
Interest rate swaps	Other income	$73	$198	$340	$592

Total		$73	$198	$340	$592

11.	OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended September 30,
	2018			2017
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(10,235)	$3,025	$(7,210)	$2,083	$(875)	$1,208
Amortization of unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity	(152)	45	(107)	(862)	362	(500)
Net realized gain reclassified into earnings (1)	-	-	-	-	-	-

Net change	$(10,387)	$3,070	$(7,317)	$1,221	$(513)	$708

	For the Nine Months Ended September 30,
	2018			2017
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(47,346)	$13,997	$(33,349)	$6,128	$(2,574)	$3,554
Amortization of unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity	(1,809)	535	(1,274)	(2,841)	1,193	(1,648)
Net realized gain reclassified into earnings (1)	-	-	-	(402)	169	(233)

Net change	$(49,155)	$14,532	$(34,623)	$2,885	$(1,212)	$1,673

(1)	Included in other noninterest income.

12.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Condensed Consolidated	Gross Amounts Offset in the Condensed Consolidated	Net Amounts of Assets Presented in the Condensed Consolidated	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
				Financial	Collateral
	Balance Sheets	Balance Sheets	Balance Sheets	Instruments	Pledged	Net Amount
			(Dollars in thousands)
September 30, 2018
Financial assets:
Derivatives not designated as hedging instruments	$944	$-	$-	$944	$-	$944

Total	$944	$-	$-	$944	$-	$944

Financial liabilities:
Derivatives not designated as hedging instruments	$6,797	$(5,853)	$944	$5,853	$-	$6,797
Repurchase agreements	399,477	-	399,477	-	(441,848)	(42,371)

Total	$406,274	$(5,853)	$400,421	$5,853	$(441,848)	$(35,574)

December 31, 2017
Financial assets:
Derivatives not designated as hedging instruments	$3,211	$-	$-	$3,211	$-	$3,211

Total	$3,211	$-	$-	$3,211	$-	$3,211

Financial liabilities:
Derivatives not designated as hedging instruments	$4,495	$(1,284)	$3,211	$1,284	$(12,760)	$(8,265)
Repurchase agreements	553,773	-	553,773	-	(573,759)	(19,986)

Total	$558,268	$(1,284)	$556,984	$1,284	$(586,519)	$(28,251)

13.	REVENUE RECOGNITION

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,295	$4,085	$12,431	$11,794
Trust and investment services	2,182	2,523	6,738	7,432
Bankcard services	875	927	2,637	2,563
Gain on OREO, net	-	2	3,540	4
Other	1,824	1,267	4,393	3,895

Noninterest Income (in-scope of Topic 606)	9,176	8,804	29,739	25,688
Noninterest Income (out-of-scope of Topic 606)	936	1,234	2,984	3,848

Total noninterest income	$10,112	$10,038	$32,723	$29,536

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

OVERVIEW

For the third quarter of 2018, we reported net earnings of $38.6 million, compared with $35.4 million for the second quarter of 2018 and $29.7 million for the third quarter of 2017. Diluted earnings per share were $0.30 for the third quarter, compared to $0.32 for the prior quarter and $0.27 for the same period last year.

On August 10, 2018, we completed the acquisition of Community Bank (“CB”). Our financial statements for the third quarter include 51 days of CB operations, post-merger. At close, Citizens Business Bank acquired $2.73 billion of loans and assumed $2.87 billion of total deposits, including $1.26 billion of noninterest-bearing deposits.`

At September 30, 2018, total assets of $11.48 billion increased $3.21 billion, or 38.81%, from total assets of $8.27 billion at December 31, 2017. Interest-earning assets of $10.19 billion at September 30, 2018 increased $2.39 billion, or 30.67%, when compared with $7.80 billion at December 31, 2017. The increase in interest-earning assets was primarily due to a $2.75 billion increase in total loans. This increase was partially offset by a decrease of $345.6 million in investment securities. The increase in total loans included $2.73 billion of loans acquired from CB in the third quarter of 2018.

Total investment securities were $2.57 billion at September 30, 2018, a decrease of $345.6 million, or 11.87%, from $2.91 billion at December 31, 2017. At September 30, 2018, investment securities held-to-maturity (“HTM”) totaled $759.0 million. At September 30, 2018, investment securities available-for-sale (“AFS”) totaled $1.81 billion, inclusive of a pre-tax unrealized loss of $44.5 million. HTM securities declined by $70.9 million, or 8.54%, and AFS securities declined by $274.8 million, or 13.20%, from December 31, 2017.

Total loans and leases, net of deferred fees and discounts, of $7.58 billion at September 30, 2018 increased by $2.75 billion, or 56.97%, from December 31, 2017. Excluding the $2.73 billion of acquired CB loans, total loans increased by $17.7 million or 0.37% for the first nine months of 2018. Commercial real estate loans grew by $98.2 million and construction loans increased by $16.7 million. This growth was partially offset by a decrease of $27.0 million in commercial and industrial loans and a decrease of $55.7 million in dairy & livestock and agribusiness loans. The decline in dairy & livestock and agribusiness loans was due to seasonal dairy borrowings at year end, December 31, 2017.

Noninterest-bearing deposits were $5.22 billion at September 30, 2018, an increase of $1.38 billion, or 35.82%, when compared to December 31, 2017. At September 30, 2018, noninterest-bearing deposits were 57.35% of total deposits, compared to 58.75% at December 31, 2017. Our average cost of total deposits was 0.15% for the quarter ended September 30, 2018, compared with 0.09% for both the second quarter of 2018 and the third quarter of 2017.

Customer repurchase agreements totaled $399.5 million at September 30, 2018, compared to $553.8 million at December 31, 2017. Our average cost of total deposits including customer repurchase agreements was 0.15% for the quarter ended September 30, 2018, compared with 0.11% for the second quarter of 2018 and 0.10% for the third quarter of 2017.

At September 30, 2018, we had $30.0 million in short-term borrowings compared to zero at December 31, 2017. At September 30, 2018, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2017. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. Our average cost of funds was 0.18% for the quarter ended September 30, 2018, compared to 0.12% for the second quarter of 2018 and 0.12% for the third quarter of 2017.

The allowance for loan losses totaled $60.0 million at September 30, 2018, compared to $59.6 million at December 31, 2017. The allowance for loan losses for the first nine months of 2018 was increased by net recoveries on loans of $1.9 million and was reduced by a $1.5 million loan loss provision recapture. The allowance for loan losses was 0.79% and 1.23% of total loans and leases outstanding, at September 30, 2018 and December 31, 2017, respectively. The ratio as of the most recent quarter was impacted by the $2.73 billion in loans acquired from Community Bank that are recorded at fair market value, without a corresponding loan loss allowance.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of September 30, 2018, the Company’s Tier 1 leverage capital ratio totaled 12.52%, our common equity Tier 1 ratio totaled 12.94%, our Tier 1 risk-based capital ratio totaled 13.22%, and our total risk-based capital ratio totaled 14.00%. Refer to our Analysis of Financial Condition – Capital Resources for discussion of the new capital rules, which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisition

On August 10, 2018, we completed the acquisition of CB with approximately $4.09 billion in total assets and 16 banking centers. The increase in total assets at September 30, 2018 included $2.73 billion of acquired loans, net of an $86.7 million discount, $717.0 million of investment securities, and $70.9 million in bank-owned life insurance. The acquisition resulted in approximately $546.3 million of goodwill and $52.2 million in core deposit premium. At the close of the merger, the entire CB security portfolio was liquidated at fair market value, as was $297.6 million of FHLB term advances and $166.0 million of overnight borrowings assumed from CB. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date

Business Segments

For the years ended December 31, 2016 through June 30, 2018, we operated as two reportable segments: Banking Centers and Dairy & Livestock and Agribusiness. As a result of the Community Bank acquisition, along with changes in personnel, reporting structure, and operations, we re-evaluated our segment reporting for the third quarter ended September 30, 2018.

As of September 30, 2018, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our key decision makers.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended		Variance
	September 30,	June 30,
	2018	2018	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$92,820	$72,688	$20,132	27.70%
Recapture of (provision for) loan losses	(500)	1,000	(1,500)	-150.00%
Noninterest income	10,112	9,695	417	4.30%
Noninterest expense	(48,880)	(34,254)	(14,626)	-42.70%
Income taxes	(14,994)	(13,756)	(1,238)	-9.00%

Net earnings	$38,558	$35,373	$3,185	9.00%

Earnings per common share:
Basic	$0.30	$0.32	$(0.02)
Diluted	$0.30	$0.32	$(0.02)
Return on average assets	1.52%	1.73%	-0.21%
Return on average shareholders’ equity	10.17%	13.08%	-2.91%
Efficiency ratio	47.49%	41.58%	5.91%
Noninterest expense to average assets	1.93%	1.68%	0.25%

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2018	2017	$	%	2018	2017	$	%
			(Dollars in thousands, except per share amounts)

Net interest income	$92,820	$71,739	$21,081	29.39%	$236,029	$207,655	$28,374	13.66%
Recapture of (provision for) loan losses	(500)	1,500	(2,000)	-133.33%	1,500	7,000	(5,500)	-78.57%
Noninterest income	10,112	10,038	74	0.74%	32,723	29,536	3,187	10.79%
Noninterest expense	(48,880)	(34,706)	(14,174)	-40.84%	(119,080)	(105,696)	(13,384)	-12.66%
Income taxes	(14,994)	(18,888)	3,894	20.62%	(42,328)	(51,935)	9,607	18.50%

Net earnings	$38,558	$29,683	$8,875	29.90%	$108,844	$86,560	$22,284	25.74%

Earnings per common share:
Basic	$0.30	$0.27	$0.03		$0.94	$0.79	$0.15
Diluted	$0.30	$0.27	$0.03		$0.94	$0.79	$0.15
Return on average assets	1.52%	1.41%	0.11%		1.65%	1.40%	0.25%
Return on average shareholders’ equity	10.17%	10.93%	-0.76%		11.86%	11.01%	0.85%
Efficiency ratio	47.49%	42.44%	5.05%		44.31%	44.56%	-0.25%
Noninterest expense to average assets	1.93%	1.65%	0.28%		1.80%	1.70%	0.10%

Return on Average Tangible Common Equity Reconciliation (Non-GAAP)

The return on average tangible common equity is a non-GAAP disclosure. The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company’s performance. The following is a reconciliation of net income, adjusted for tax-effected amortization of intangibles, to net income computed in accordance with GAAP; a reconciliation of average tangible common equity to the Company’s average stockholders’ equity computed in accordance with GAAP; as well as a calculation of return on average tangible common equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(Dollars in thousands)

Net Income	$38,558	$29,683	$108,844	$86,560
Add: Amortization of intangible assets	1,736	343	2,395	991
Less: Tax effect of amortization of intangible assets	(486)	(133)	(671)	(372)

Adjusted net income	$39,808	$29,893	$110,568	$87,179

Average stockholders’ equity	$1,503,643	$1,077,303	$1,226,848	$1,051,159
Less: Average goodwill	(419,418)	(119,164)	(218,625)	(111,687)
Less: Average intangible assets	(34,811)	(7,401)	(16,078)	(6,923)

Average tangible common equity	$1,049,414	$950,738	$992,145	$932,549

Return on average equity, annualized	10.17%	10.93%	11.86%	11.01%
Return on average tangible common equity, annualized	15.05%	12.47%	14.90%	12.50%

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% and 35% in effect for the three and nine months ended September 30, 2018 and 2017, respectively. The substantial change in rates were due to the Tax Reform Act. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
			(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,863,399	$11,126	2.39%	$2,124,093	$11,767	2.22%
Tax-advantaged	55,020	395	3.86%	64,839	473	4.39%
Held-to-maturity securities:
Taxable	527,688	2,961	2.24%	578,450	3,111	2.15%
Tax-advantaged	237,933	1,705	3.47%	277,920	2,073	4.04%
Investment in FHLB stock	24,645	329	5.30%	17,688	318	7.03%
Interest-earning deposits with other institutions	63,572	304	1.90%	44,758	130	1.16%
Loans (2)	6,350,240	79,818	4.99%	4,710,900	55,998	4.72%

Total interest-earning assets	9,122,497	96,638	4.23%	7,818,648	73,870	3.81%
Total noninterest-earning assets	935,028			520,728

Total assets	$10,057,525			$8,339,376

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,850,169	2,101	0.29%	$2,352,971	1,261	0.21%
Time deposits	503,649	866	0.68%	398,810	294	0.29%

Total interest-bearing deposits	3,353,818	2,967	0.35%	2,751,781	1,555	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	478,538	851	0.70%	551,193	576	0.41%

Interest-bearing liabilities	3,832,356	3,818	0.39%	3,302,974	2,131	0.26%

Noninterest-bearing deposits	4,651,127			3,891,381
Other liabilities	70,399			67,718
Stockholders’ equity	1,503,643			1,077,303

Total liabilities and stockholders’ equity	$10,057,525			$8,339,376

Net interest income		$92,820			$71,739

Net interest spread - tax equivalent			3.84%			3.55%
Net interest margin			4.04%			3.65%
Net interest margin - tax equivalent			4.06%			3.70%

(1)

Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% and 35% in effect for the three months ended September 30, 2018 and 2017, respectively. The non TE rates were 2.41% and 2.29% for the three months ended September 30, 2018 and 2017, respectively.

(2)

Includes loan fees of $865,000 and $885,000 for the three months ended September 30, 2018 and 2017, respectively. Prepayment penalty fees of $674,000 and $903,000 are included in interest income for the three months ended September 30, 2018 and 2017, respectively.

(3)	Includes interest-bearing demand and money market accounts.

	For the Nine Months Ended September 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,920,942	$33,861	2.36%	$2,161,151	$36,113	2.24%
Tax-advantaged	54,517	1,225	3.99%	71,528	1,774	4.84%
Held-to-maturity securities:
Taxable	540,952	8,887	2.19%	593,357	9,591	2.16%
Tax-advantaged	246,270	5,351	3.50%	279,947	6,423	4.14%
Investment in FHLB stock	20,032	959	6.40%	18,167	1,070	7.77%
Interest-earning deposits with other institutions	115,200	1,475	1.71%	90,125	683	1.01%
Loans (2)	5,312,557	192,382	4.84%	4,579,054	158,253	4.62%

Total interest-earning assets	8,210,470	244,140	4.00%	7,793,329	213,907	3.72%
Total noninterest-earning assets	626,966			501,209

Total assets	$8,837,436			$8,294,538

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$2,460,390	4,667	0.25%	$2,345,105	3,684	0.21%
Time deposits	416,754	1,374	0.44%	403,701	863	0.29%

Total interest-bearing deposits	2,877,144	6,041	0.28%	2,748,806	4,547	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	507,755	2,070	0.54%	595,415	1,705	0.38%

Interest-bearing liabilities	3,384,899	8,111	0.32%	3,344,221	6,252	0.25%

Noninterest-bearing deposits	4,158,365			3,828,235
Other liabilities	67,324			70,923
Stockholders’ equity	1,226,848			1,051,159

Total liabilities and stockholders’ equity	$8,837,436			$8,294,538

Net interest income		$236,029			$207,655

Net interest spread - tax equivalent			3.68%			3.47%
Net interest margin			3.84%			3.56%
Net interest margin - tax equivalent			3.87%			3.62%

(1)

Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% and 35% in effect for the nine months ended September 30, 2018 and 2017, respectively. The non TE rates were 2.38% and 2.32% for the nine months ended September 30, 2018 and 2017, respectively.

(2)

Includes loan fees of $2,616,000 and $2,682,000 for the nine months ended September 30, 2018 and 2017, respectively. Prepayment penalty fees of $2,120,000 and $1,958,000 are included in interest income for the nine months ended September 30, 2018 and 2017, respectively.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended September 30,
		2018 Compared to 2017
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,417)	$883	$(107)	$(641)
Tax-advantaged investment securities	(70)	(7)	(1)	(78)
Held-to-maturity securities:
Taxable investment securities	(277)	139	(12)	(150)
Tax-advantaged investment securities	(272)	(84)	(12)	(368)
Investment in FHLB stock	88	(55)	(22)	11
Interest-earning deposits with other institutions	55	84	35	174
Loans	19,531	3,182	1,107	23,820

Total interest income	17,638	4,142	988	22,768

Interest expense:
Savings deposits	259	480	101	840
Time deposits	76	393	103	572
FHLB advances, other borrowings, and customer repurchase agreements	(74)	402	(53)	275

Total interest expense	261	1,275	151	1,687

Net interest income	$17,377	$2,867	$837	$21,081

	Comparision of Nine Months Ended September 30,
		2018 Compared to 2017
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(3,883)	$1,831	$(200)	$(2,252)
Tax-advantaged investment securities	(423)	(166)	40	(549)
Held-to-maturity securities:
Taxable investment securities	(824)	132	(12)	(704)
Tax-advantaged investment securities	(757)	(357)	42	(1,072)
Investment in FHLB stock	124	(213)	(22)	(111)
Interest-earning deposits with other institutions	189	472	131	792
Loans	25,346	7,571	1,212	34,129

Total interest income	19,772	9,270	1,191	30,233

Interest expense:
Savings deposits	181	765	37	983
Time deposits	29	467	15	511
FHLB advances, other borrowings, and customer repurchase agreements	(243)	713	(105)	365

Total interest expense	(33)	1,945	(53)	1,859

Net interest income	$19,805	$7,325	$1,244	$28,374

Third Quarter of 2018 Compared to the Third Quarter of 2017

Net interest income, before (recapture of) provision for loan losses, of $92.8 million for the third quarter of 2018 increased $21.1 million, or 29.39%, compared to $71.7 million for the third quarter of 2017. Interest-earning assets increased on average by $1.30 billion, or 16.68%, from $7.82 billion for the third quarter of 2017 to $9.12 billion for the third quarter of 2018. Our net interest margin (TE) was 4.06% for the third quarter of 2018, compared to 3.70% for the third quarter of 2017. On a nominal basis, excluding the impact from tax-exempt interest, the net interest margin for the third quarter of 2018 grew by 39 basis points over the third quarter of 2017. The increase in our net interest margin was primarily the result of loan growth from the acquisition of CB and a higher level of discount accretion from the acquired loans.

Interest income for the third quarter of 2018 was $96.6 million, which represented a $22.8 million, or 30.82%, increase when compared to the same period of 2017. Average interest-earning assets increased by $1.30 billion and the average interest-earning asset yield of 4.23%, increased by 42 basis points compared to the third quarter of 2017, primarily due to loans acquired from CB. The 42 basis point increase in the interest-earning asset yield over the third quarter of 2017 resulted from the combination of a 27 basis point increase in loan yield and the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets from 60.3% in the third quarter of 2017 to 69.6% in the third quarter of 2018. Conversely, average investment securities declined as a percentage of earning assets from 39.0% in the prior year to 29.4% in the third quarter of 2018.

Interest income and fees on loans for the third quarter of 2018 of $79.8 million increased $23.8 million, or 42.54%, when compared to the third quarter of 2017 primarily due to loans acquired from CB. Average loans increased $1.64 billion for the third quarter of 2018 when compared with the same period of 2017. As a result of higher levels of discount accretion on acquired loans and nonaccrual interest paid, third quarter interest income increased by $3.2 million in comparison to the third quarter of 2017. Also contributing to the 27 basis point increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 1.00% when compared to the third quarter of 2017. Excluding discount accretion on acquired loans and nonaccrual interest paid, our loan yields grew by 12 basis points over the prior year.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at September 30, 2018 and 2017. As of September 30, 2018 and 2017, we had $16.4 million and $11.6 million of nonaccrual loans (excluding PCI loans), respectively.

Interest income from investment securities was $16.2 million for the third quarter of 2018, a $1.2 million, or 7.10%, decrease from $17.4 million for the third quarter of 2017. This decrease was primarily the result of a $361.3 million decrease in the average investment securities for the third quarter of 2018, compared to the same period of 2017. The nominal yield on investments increased by 12 basis points compared to the third quarter of 2017, while the tax equivalent yield increased by only seven basis points due to the reduction of the federal tax rate on tax-exempt investments resulting from the Tax Reform Act.

Interest expense of $3.8 million for the third quarter of 2018, increased $1.7 million, or 79.16%, compared to the third quarter of 2017. The average rate paid on interest-bearing liabilities increased 13 basis points, to 0.39% for the third quarter of 2018, from 0.26% for the third quarter of 2017. Average interest-bearing liabilities were $529.4 million higher during the third quarter of 2018, compared to the third quarter of 2017, as we assumed $1.61 billion interest-bearing deposits from CB during the third quarter of 2018. The interest-bearing deposits acquired from CB had an average cost of approximately 0.68%. Average noninterest-bearing deposits represented 58.10% of our total deposits for the third quarter of 2018, compared to 58.58% for the third quarter of 2017. Our total cost of funds for the third quarter of 2018 was 0.18%, compared to 0.12% for the third quarter of 2017.

Nine Months of 2018 Compared to the Nine Months of 2017

Net interest income, before recapture of provision for loan losses, was $236.0 million for the nine months ended September 30, 2018, an increase of $28.4 million, or 13.66%, compared to $207.7 million for the same period of 2017. Interest-earning assets increased on average by $417.1 million, or 5.35%, from $7.79 billion for the nine months ended September 30, 2017 to $8.21 billion for the current year. Our net interest margin (TE) was 3.87% during the first nine months of 2018, compared to 3.62% for the same period of 2017. On a nominal basis, excluding the impact from tax-exempt interest, the net interest margin for the first nine months of 2018 grew by 28 basis points over the same period of 2017.

Interest income for the nine months ended September 30, 2018 was $244.1 million, which represented a $30.2 million, or 14.13%, increase when compared to the same period of 2017. Compared to the first nine months of 2017, average interest-earning assets increased by $417.1 million primarily due to loans acquired from CB, and the yield on interest-earning assets increased by 28 basis points.

The 28 basis points increase in the earning asset yield over the first nine months of 2018, resulted from a 22 basis point increase in loan yields and a change in the mix of earning assets. Average loans as a percentage of earning assets grew from 58.8% for the first nine months of 2017 to 64.7% for the first nine months of 2018. Conversely, average investment securities declined as a percentage of earning assets from 39.9% in the prior year to 33.7% for the first nine months of 2018.

Interest income and fees on loans for the first nine months of 2018 of $192.4 million increased $34.1 million, or 21.57%, when compared to the same period of 2017. Average loans increased $733.5 million for the first nine months of 2018 when compared with the same period of 2017, primarily due to loans acquired from CB. The first nine months of 2018 reflected a $5.8 million increase in discount accretion on acquired loans and nonaccrual interest paid when compared to the same period of 2017. Excluding discount accretion on acquired loans and nonaccrual interest paid, our loan yields grew from 4.48% for the nine months ended September 30, 2017 to 4.58% for the same period in 2018.

Interest income from investment securities was $49.3 million for the nine months ended September 30, 2018, a $4.6 million decrease from $53.9 million for the first nine months of 2017. This decrease was the net result of a $343.3 million decrease in the average investment securities for the first nine months of 2018, compared to the same period of 2017, partially offset by a six basis points increase in the non tax-equivalent yield on securities.

Interest expense of $8.1 million for the nine months ended September 30, 2018, increased by $1.9 million from the same period of 2017. The average rate paid on interest-bearing liabilities increased by 7 basis points, to 0.32% for the first nine months of 2018, from 0.25% for the same period of 2017. The rate on interest-bearing deposits for the first nine months of 2018 increased by six basis points from the same period in 2017. Average interest-bearing liabilities were $40.7 million higher during the first nine months of 2018 when compared with the same period of 2017, primarily due to deposits assumed from CB. Average interest-bearing deposit growth of $128.3 million was partially offset by a $97.6 million decline in customer repurchase agreements. Average noninterest-bearing deposits represented 59.11% of our total deposits for the nine months ended September 30 2018, compared to 58.21% for the same period of 2017. Total cost of funds for the first nine months of 2018 was 0.14%, compared with 0.12% for the same period of 2017.

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

The allowance for loan losses totaled $60.0 million at September 30, 2018, compared to $59.6 million at December 31, 2017. The allowance for loan losses was increased by net recoveries on loans of $1.9 million and was reduced by a $1.5 million loan loss provision recapture for the nine months ended September 30, 2018. This compares to a $7.0 million loan loss provision recapture and net recoveries of $6.1 million for the same period of 2017. We believe the allowance is appropriate at September 30, 2018. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of September 30, 2018 and December 31, 2017 was 0.79% and 1.23%, respectively. The ratio as of the most recent quarter was impacted by the $2.73 billion in loans acquired from Community Bank that are recorded at fair market value, without a corresponding loan loss allowance. Refer to the discussion of “Allowance for Loan Losses” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. Net recoveries totaled $1.9 million for the nine months ended September 30, 2018, compared to $6.1 million for the same period of 2017. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by loss sharing agreements with the FDIC. The loss sharing agreement with the FDIC for single-family residential loans, which would have expired on October 16, 2019, was terminated by the Bank on July 20, 2018. Refer to Note 3 — Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion about the FDIC loss sharing asset/liability. For the nine months ended September 30, 2018 and 2017, there were zero in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2018	2017	$	%	2018	2017	$	%
				(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,295	$4,085	$210	5.14%	$12,431	$11,794	$637	5.40%
Trust and investment services	2,182	2,523	(341)	-13.52%	6,738	7,432	(694)	-9.34%
Bankcard services	875	927	(52)	-5.61%	2,637	2,563	74	2.89%
BOLI income	936	692	244	35.26%	2,984	2,904	80	2.75%
Gain on sale of investment securities, net	-	-	-	-	-	402	(402)	-100.00%
Gain on OREO, net	-	2	(2)	-100.00%	3,540	4	3,536	88400.00%
Gain on sale of asset held-for-sale, net	-	542	(542)	-100.00%	-	542	(542)	-100.00%
Other	1,824	1,267	557	43.96%	4,393	3,895	498	12.79%

Total noninterest income	$10,112	$10,038	$74	0.74%	$32,723	$29,536	$3,187	10.79%

Third Quarter of 2018 Compared to the Third Quarter of 2017

The third quarter included approximately $1.0 million in noninterest income as a result of the acquisition of CB. The $74,000 increase in noninterest income was primarily due to a $244,000 increase in Bank-Owned Life Insurance (“BOLI”) income, a $210,000 increase in service charges on deposits, a $260,000 increase in other banking services fee income, and $95,000 increase in international banking income, partially offset by a $341,000 decrease in trust and wealth management fees and a $542,000 net gain on the sale of our former operations/technology center in the third quarter of 2017.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2018, CitizensTrust had approximately $2.58 billion in assets under management and administration, including $1.79 billion in assets under management. CitizensTrust generated fees of $2.2 million for the third quarter of 2018, a decrease of $341,000 compared to the third quarter of 2017, due to the decline in assets under management.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The $244,000 increase in BOLI income was due to a $242,000 BOLI income from $70.9 million BOLI policies acquired from CB in the third quarter of 2018.

Nine Months of 2018 Compared to the Nine Months of 2017

The $3.2 million increase in noninterest income for the nine months ended September 30, 2018, was the result of a $3.5 million net gain on the sale of one OREO property and a $637,000 increase in service charges on deposits, partially offset by a $694,000 decrease in trust and wealth management fees. The first nine months of 2018 also included recoveries of $475,000 and $190,000 on a Valley Business Bank (“VBB”) and an American Security Bank (“ASB”) loan, respectively, that were fully charged off prior to acquisition, compared to $443,000 of recoveries on ASB loans that were fully charged off prior to the acquisition for the first nine months of 2017. 2017 also included a $542,000 net gain on the sale of our former operations/technology center in the third quarter of 2017 and a $402,000 gain on sale of an investment security in the second quarter of 2017.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2018	2017	$	%	2018	2017	$	%
				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$26,319	$21,835	$4,484	20.54%	$69,684	$65,116	$4,568	7.02%
Occupancy	4,168	3,514	654	18.61%	10,924	9,964	960	9.63%
Equipment	1,156	886	270	30.47%	2,910	2,674	236	8.83%
Professional services	1,154	1,091	63	5.77%	4,374	4,191	183	4.37%
Software licenses and maintenance	2,317	1,510	807	53.44%	5,836	4,698	1,138	24.22%
Stationery and supplies	251	254	(3)	-1.18%	795	917	(122)	-13.30%
Telecommunications expense	622	581	41	7.06%	1,711	1,763	(52)	-2.95%
Marketing and promotion	1,134	1,055	79	7.49%	3,638	3,484	154	4.42%
Amortization of intangible assets	1,736	343	1,393	406.12%	2,395	991	1,404	141.68%
Regulatory assessments	896	776	120	15.46%	2,276	2,361	(85)	-3.60%
Insurance	432	446	(14)	-3.14%	1,278	1,349	(71)	-5.26%
Loan expense	274	234	40	17.09%	678	642	36	5.61%
OREO expense	-	8	(8)	-100.00%	7	75	(68)	-90.67%
Directors’ expenses	275	251	24	9.56%	785	719	66	9.18%
Acquisition related expenses	6,645	250	6,395	2558.00%	7,942	2,176	5,766	264.98%
Other	1,501	1,672	(171)	-10.23%	3,847	4,576	(729)	-15.93%

Total noninterest expense	$48,880	$34,706	$14,174	40.84%	$119,080	$105,696	$13,384	12.66%

Noninterest expense to average assets	1.93%	1.65%			1.80%	1.70%
Noninterest expense to average assets, excluding acquisition related expenses	1.67%	1.64%			1.68%	1.67%
Efficiency ratio (1)	47.49%	42.44%			44.31%	44.56%
Efficiency ratio, excluding acquisition related expenses (1)	41.03%	42.13%			41.35%	43.64%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Third Quarter of 2018 Compared to the Third Quarter of 2017

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense measured as a percentage of average assets was 1.93% for the third quarter of 2018, compared to 1.65% for the third quarter of 2017. If acquisition related expenses are excluded, noninterest expense as a percentage of average assets was 1.67% for the third quarter of 2018, compared to 1.64% for the third quarter of 2017.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the third quarter of 2018, the efficiency ratio was 47.49%, compared to 42.44% for the third quarter of 2017. If acquisition related expenses are excluded, the efficiency ratio was 41.03% for the third quarter of 2018, compared to 42.13% for the same quarter of 2017.

The $14.2 million, or 40.84%, increase in noninterest expense for the third quarter of 2018 was primarily due to a $6.4 million increase in acquisition related expenses in connection with the acquisition of CB. Salaries and benefit costs for the third quarter of 2018 increased by $4.5 million principally due to additional compensation related costs for the newly hired and former CB employees. Occupancy and equipment increased by $924,000 due to the addition of 16 banking centers and an administrative office from CB. Software expense increased by $807,000, including $500,000 related to the acquisition of CB. Amortization of core deposit intangible (“CDI”) increased by $1.4 million as a result of the core deposits assumed from CB.

Nine Months of 2018 Compared to the Nine Months of 2017

Noninterest expense of $119.1 million for the first nine months of 2018 was $13.4 million higher than the prior year period. The year-over-year increase included a $7.7 million increase in merger related expenses for the acquisition of CB in 2018, compared to $1.9 million in acquisition costs related to the integration and systems conversion of VBB for the same period of 2017. Salaries and benefit costs increased by $4.6 million due to additional compensation related expenses for the newly hired and former CB employees. CB related expenses were the primary driver of a $1.1 million increase in software licenses and maintenance, and a $960,000 increase in occupancy expense. The year-over-year increase also included a $1.4 million increase in amortization of intangible assets due to core deposits assumed from CB. As a percentage of average assets, noninterest expense was 1.80% for the nine months ended September 30, 2018, compared to 1.70% for the same period of 2017. For the nine months ended 2018, the efficiency ratio was 44.31%, compared to 44.56% for the same period of 2017. If acquisition related expenses are excluded, noninterest expense as a percentage of average assets and the efficiency ratio was 1.68% and 41.35%, respectively, for the nine months ended September 30, 2018, compared to 1.67% and 43.64%, for the same period of 2017.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 28.00%, compared to 38.89% and 37.50% for the three and nine months ended September 30, 2017, respectively. On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. During the fourth quarter of 2017, we recorded a $13.2 million one-time charge to income tax expense due to the tax rate reduction and re-measurement of our net DTA. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $11.48 billion at September 30, 2018. This represented an increase of $3.21 billion, or 38.81%, from total assets of $8.27 billion at December 31, 2017. Interest-earning assets of $10.19 billion at September 30, 2018 increased $2.39 billion, or 30.67%, when compared with $7.80 billion at December 31, 2017. The increase in interest-earning assets was primarily due to a $2.75 billion increase in total loans. This increase was partially offset by a decrease of $345.6 million in investment securities. The increase in total loans included $2.73 billion of loans acquired from CB in the third quarter of 2018. Total liabilities were $9.66 billion at September 30, 2018, an increase of $2.46 billion, or 34.17%, from total liabilities of $7.20 billion at December 31, 2017. The increase in total liabilities included $2.87 billion of total deposits assumed from CB during the third quarter of 2018. Total equity increased $749.3 million, or 70.08%, to $1.82 billion at September 30, 2018, compared to total equity of $1.07 billion at December 31, 2017. The $749.3 million increase in equity was due to $722.8 million for the issuance of common stock for the acquisition of CB, $108.8 million in net earnings and $2.8 million for various stock based compensation items. This was offset by $50.5 million in cash dividends declared and a $34.6 million decrease in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2018, we reported total investment securities of $2.57 billion. This represented a decrease of $345.6 million, or 11.87%, from total investment securities of $2.91 billion at December 31, 2017. At September 30, 2018, investment securities HTM totaled $759.0 million. At September 30, 2018, our AFS investment securities totaled $1.81 billion, inclusive of a pre-tax unrealized loss of $44.5 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $31.3 million.

As of September 30, 2018, the Company had a pre-tax net unrealized holding loss on AFS investment securities of $44.5 million, compared to a pre-tax net unrealized holding gain of $2.9 million at December 31, 2017. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the nine months ended September 30, 2018 and 2017, repayments/maturities of investment securities totaled $385.0 million and $438.0 million, respectively. The Company purchased additional investment securities totaling $98.7 million and $316.5 million for the nine months ended September 30, 2018 and 2017, respectively. At the close of the merger in the third quarter of 2018, we liquidated the entire investment security portfolio of $717.0 million acquired from CB. No other investment securities were sold during the first nine months ended September 30, 2018. During the first nine months of 2017, we sold one investment security, realizing a gain of $402,000.

The tables below set forth investment securities AFS and HTM for the periods presented.

	September 30, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,570,072	$1,014	$(38,208)	$1,532,878	84.87%
CMO/REMIC - residential	229,832	152	(6,167)	223,817	12.39%
Municipal bonds	50,022	308	(1,591)	48,739	2.70%
Other securities	797	-	-	797	0.04%

Total available-for-sale securities	$1,850,723	$1,474	$(45,966)	$1,806,231	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$144,871	$-	$(5,129)	$139,742	19.09%
Residential mortgage-backed securities	158,769	-	(5,502)	153,267	20.92%
CMO	216,980	-	(13,960)	203,020	28.58%
Municipal bonds	238,409	225	(7,908)	230,726	31.41%

Total held-to-maturity securities	$759,029	$225	$(32,499)	$726,755	100.00%

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,747,780	$11,231	$(8,102)	$1,750,909	84.14%
CMO/REMIC - residential	274,634	1,277	(2,082)	273,829	13.16%
Municipal bonds	54,966	774	(244)	55,496	2.66%
Other securities	751	-	-	751	0.04%

Total available-for-sale securities	$2,078,131	$13,282	$(10,428)	$2,080,985	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$159,716	$854	$(2,134)	$158,436	19.25%
Residential mortgage-backed securities	176,427	667	(382)	176,712	21.26%
CMO	225,072	-	(8,641)	216,431	27.12%
Municipal bonds	268,675	2,751	(3,790)	267,636	32.37%

Total held-to-maturity securities	$829,890	$4,272	$(14,947)	$819,215	100.00%

The weighted-average yield (TE) on the total investment portfolio at September 30, 2018 was 2.53% with a weighted-average life of 4.5 years. This compares to a weighted-average yield of 2.50% at December 31, 2017 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the securities in the total investment portfolio, at September 30, 2018, were issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of September 30, 2018, approximately $92.5 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio, are predominately AA or higher rated securities.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability to hold and do not have the intent to sell these securities. As such, management does not deem these securities to be Other-Than-Temporarily-Impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	September 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,193,435	$(24,475)	$287,707	$(13,733)	$1,481,142	$(38,208)
CMO/REMIC - residential	139,064	(3,053)	60,925	(3,114)	199,989	(6,167)
Municipal bonds	11,257	(389)	12,987	(1,202)	24,244	(1,591)

Total available-for-sale securities	$1,343,756	$(27,917)	$361,619	$(18,049)	$1,705,375	$(45,966)

Investment securities held-to-maturity:
Government agency/GSE	$99,203	$(2,326)	$40,539	$(2,803)	$139,742	$(5,129)
Residential mortgage-backed securities	101,083	(3,206)	52,184	(2,296)	153,267	(5,502)
CMO	-	-	203,020	(13,960)	203,020	(13,960)
Municipal bonds	116,918	(2,143)	67,284	(5,765)	184,202	(7,908)

Total held-to-maturity securities	$317,204	$(7,675)	$363,027	$(24,824)	$680,231	$(32,499)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

Loans

Total loans and leases, net of deferred fees and discounts, of $7.58 billion at September 30, 2018 increased by $2.75 billion, or 56.97%, from December 31, 2017. The increase in total loans included $2.73 billion of loans acquired from CB in the third quarter of 2018. Excluding the acquired CB loans, total loans increased by $17.7 million or 0.37% for the first nine months of 2018. Commercial real estate loans grew by $98.2 million and construction loans increased by $16.7 million. This growth was partially offset by a decrease of $27.0 million in commercial and industrial loans and a decrease of $55.7 million in dairy & livestock and agribusiness loans. The decline in dairy & livestock and agribusiness loans was due to seasonal dairy borrowings at year end, December 31, 2017.

The following table presents our loan portfolio, excluding PCI loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$1,021,906	$513,325
SBA	357,052	122,055
Real estate:
Commercial real estate	5,268,740	3,376,713
Construction	123,274	77,982
SFR mortgage	292,516	236,202
Dairy & livestock and agribusiness	304,598	347,289
Municipal lease finance receivables	67,581	70,243
Consumer and other loans	134,796	64,229

Gross loans, excluding PCI loans	7,570,463	4,808,038
Less: Deferred loan fees, net	(5,264)	(6,289)

Gross loans, excluding PCI loans, net of deferred loan fees	7,565,199	4,801,749
Less: Allowance for loan losses	(59,802)	(59,218)

Net loans, excluding PCI loans	7,505,397	4,742,531

PCI Loans	17,260	30,908
Discount on PCI loans	-	(2,026)
Less: Allowance for loan losses	(205)	(367)

PCI loans, net	17,055	28,515

Total loans and lease finance receivables	$7,522,452	$4,771,046

As of September 30, 2018, $219.6 million, or 4.17% of the total commercial real estate loans included loans secured by farmland, compared to $206.1 million, or 6.10%, at December 31, 2017. The loans secured by farmland included $128.8 million for loans secured by dairy & livestock land and $90.8 million for loans secured by agricultural land at September 30, 2018, compared to $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017. As of September 30, 2018, dairy & livestock and agribusiness loans of $304.6 million were comprised of $251.4 million for dairy & livestock loans and $53.2 million for agribusiness loans, compared to $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans at December 31, 2017.

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

As of September 30, 2018, the Company had $188.7 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2018, the Company had $169.7 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of September 30, 2018, the Company had $123.3 million in construction loans. This represents 1.62% of total gross loans held-for-investment. There were no PCI construction loans at September 30, 2018. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. At September 30, 2018, construction loans consisted of $62.9 million in SFR construction loans and $60.4 million in commercial construction loans. There were no nonperforming construction loans at September 30, 2018.

PCI Loans from the SJB Acquisition

These PCI loans were acquired from SJB on October 16, 2009 and were subject to a loss sharing agreement with the FDIC. Under the terms of such loss sharing agreement, the FDIC absorbed 80% of losses and shared in 80% of loss recoveries up to $144.0 million in losses with respect to covered assets, after a first loss amount of $26.7 million. The loss sharing agreement covered 5 years for commercial loans and covers 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date. The loss sharing agreement for commercial loans expired October 16, 2014. The loss sharing agreement with the FDIC for single-family residential loans, which would have expired on October 16, 2019, was terminated by the Bank on July 20, 2018.

The PCI loan portfolio included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitments outstanding as of the acquisition date are included under the shared-loss agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition were covered under the loss sharing agreement.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$459	$934
SBA	1,286	1,383
Real estate:
Commercial real estate	14,979	27,431
Construction	-	-
SFR mortgage	150	162
Dairy & livestock and agribusiness	200	770
Municipal lease finance receivables	-	-
Consumer and other loans	186	228

Gross PCI loans	17,260	30,908
Less: Purchase accounting discount	-	(2,026)

Gross PCI loans, net of discount	17,260	28,882
Less: Allowance for PCI loan losses	(205)	(367)

Net PCI loans	$17,055	$28,515

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of September 30, 2018.

	September 30, 2018
	Total Loans		Commercial Real Estate Loans
		(Dollars in thousands)
Los Angeles County	$3,387,019	44.8%	$2,329,136	44.2%
Central Valley	1,031,876	13.6%	756,165	14.4%
Inland Empire	1,098,359	14.5%	894,096	17.0%
Orange County	970,999	12.8%	621,192	11.8%
Central Coast	426,405	5.6%	333,704	6.3%
San Diego	224,749	3.0%	111,637	2.1%
Other California	147,732	2.0%	63,650	1.2%
Out of State	283,324	3.7%	159,160	3.0%

	$7,570,463	100.0%	$5,268,740	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of September 30, 2018.

September 30, 2018
	Total PCI Loans		Commercial Real Estate Loans
(Dollars in thousands)
Central Valley	$17,260	100.0%	$14,979	100.0%
Los Angeles County	-	-	-	-
Central Coast	-	-	-	-
Other California	-	-	-	-
Out of State	-	-	-	-

	$17,260	100.0%	$14,979	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans.

	September 30, 2018
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$275,319	5.0%	100.0%	$633
SFR mortgage - Mortgage pools	17,197	0.3%	100.0%	249

Total SFR mortgage	292,516	5.3%

Commercial real estate:
Multi-family	490,869	8.8%	-	1,501
Industrial	1,920,929	34.5%	54.9%	1,420
Office	909,606	16.4%	28.5%	1,432
Retail	802,184	14.4%	10.9%	1,675
Medical	263,695	4.8%	43.6%	1,806
Secured by farmland (2)	219,603	3.9%	98.5%	1,996
Other (3)	661,854	11.9%	47.2%	1,442

Total commercial real estate	5,268,740	94.7%

Total SFR mortgage and commercial real estate loans	$5,561,256	100.0%	42.0%	1,386

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(1)	The loans secured by farmland included $128.8 million for loans secured by dairy & livestock land and $90.8 million for loans secured by agricultural land at September 30, 2018.
(2)	Other loans consist of a variety of loan types, none of which exceeds 3.0% of total commercial real estate loans.

In the table above, SFR mortgage — Direct loans include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $8.2 million and $27.9 million under this program during the three and nine months ended September 30, 2018, respectively.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage — Mortgage Pools, with a remaining balance totaling $17.2 million at September 30, 2018. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio.

	September 30, 2018
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$150	1.0%	100.0%	$150
SFR mortgage - Mortgage pools	-	-	-	-
Total SFR mortgage	150	1.0%
Commercial real estate:
Multi-family	560	3.7%	-	560
Industrial	2,607	17.2%	78.8%	326
Office	1,300	8.6%	100.0%	325
Retail	1,444	9.6%	0.6%	289
Medical	2,017	13.3%	100.0%	672
Secured by farmland	1,178	7.8%	100.0%	295
Other (2)	5,873	38.8%	75.7%	452

Total commercial real estate	14,979	99.0%

Total SFR mortgage and commercial real estate loans	$15,129	100.0%	73.7%	388

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, and gas stations, which represents approximately 74.5% of other loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$12,910	$6,516
Troubled debt restructured loans (nonperforming)	3,520	4,200
OREO, net	420	4,527

Total nonperforming assets	$16,850	$15,243

Troubled debt restructured performing loans	$3,753	$4,809

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.22%	0.32%
Percentage of nonperforming assets to total assets	0.15%	0.18%

At September 30, 2018, loans classified as impaired, excluding PCI loans, totaled $20.2 million, or 0.22% of total gross loans, compared to $15.5 million, or 0.32% of total loans at December 31, 2017. At September 30, 2018, impaired loans which were restructured in a troubled debt restructure represented $7.3 million, of which $3.5 million were nonperforming and $3.8 million were performing.

Of the $20.2 million total impaired loans as of September 30, 2018, $17.6 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $2.6 million.

Troubled Debt Restructurings

Total TDRs were $7.3 million at September 30, 2018, compared to $9.0 million at December 31, 2017. At September 30, 2018, we had $3.5 million in nonperforming TDR loans and $3.8 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	September 30, 2018		December 31, 2017
		Number of		Number of
	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$142	2	$190	3
SBA	588	1	625	1
Real Estate:
Commercial real estate	492	1	1,291	2
Construction	-	-	-	-
SFR mortgage	2,531	10	2,703	10
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$3,753	14	$4,809	16

Nonperforming TDRs:
Commercial and industrial	$27	1	$50	1
SBA	-	-	281	2
Real Estate:
Commercial real estate	3,143	1	3,791	2
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	78	1	78	1
Consumer and other	272	1	-	-

Total nonperforming TDRs	$3,520	4	$4,200	6

Total TDRs	$7,273	18	$9,009	22

At September 30, 2018 and December 31, 2017, zero and $1,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for the nine months ended September 30, 2018 and 2017.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$3,026	$204	$272	$250	$313
SBA	3,005	574	589	906	1,611
Real estate:
Commercial real estate	5,856	6,517	6,746	6,842	6,728
Construction	-	-	-	-	-
SFR mortgage	2,961	1,578	1,309	1,337	1,349
Dairy & livestock and agribusiness	775	800	818	829	829
Consumer and other loans	807	509	438	552	743

Total	$16,430	$10,182	$10,172	$10,716	$11,573

% of Total gross loans	0.22%	0.21%	0.21%	0.22%	0.24%

Past due 30-89 days:
Commercial and industrial	$274	$-	$-	$768	$45
SBA	123	-	-	403	-
Real estate:
Commercial real estate	-	-	-	-	220
Construction	-	-	-	-	-
SFR mortgage	-	-	680	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	98	47	63	1	6

Total	$495	$47	$743	$1,172	$271

% of Total gross loans	0.01%	0.001%	0.02%	0.02%	0.01%

OREO:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	4,527	4,527
SFR mortgage	420	-	-	-	-

Total	$420	$-	$-	$4,527	$4,527

Total nonperforming, past due, and OREO	$17,345	$10,229	$10,915	$16,415	$16,371

% of Total gross loans	0.23%	0.21%	0.23%	0.34%	0.34%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $16.4 million at September 30, 2018, or 0.22% of total loans. Total nonperforming loans at September 30, 2018 included $8.6 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $10.2 million, or 0.21% of total loans, at June 30, 2018, $10.7 million, or 0.22%, of total loans, at December 31, 2017, and $11.6 million, or 0.24%, of total loans, at September 30, 2017. The $6.2 million increase in nonperforming loans quarter-over-quarter was primarily due to a $2.8 million increase in nonperforming commercial and industrial loans, a $2.4 million increase in nonperforming SBA loans, a $1.4 million increase in nonperforming SFR mortgage loans, and a $298,000 increase in nonperforming consumer and other loans. The overall increase was partially offset by a $661,000 decrease in nonperforming commercial real estate loans.

At September 30, 2018, we had one OREO property with a carrying value of $420,000, compared to one property with a carrying value of $4.5 million at December 31, 2017 and September 30, 2017. During the first quarter of 2018, we sold one OREO property, realizing a net gain on sale of $3.5 million. There was one addition to OREO for the nine months ended September 30, 2018.

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

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2018, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of September 30, 2018 or December 31, 2017.

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

The allowance for loan losses totaled $60.0 million as of September 30, 2018, compared to $59.6 million as of December 31, 2017. The allowance for loan losses was increased by net recoveries on loans of $1.9 million and was reduced by a $1.5 million loan loss provision recapture for the nine months ended September 30, 2018. This compares to a $7.0 million loan loss provision recapture, offset by net recoveries of $6.1 million for the same period of 2017.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and (recapture of) provision for loan losses for the periods presented.

	As of and For the
	Nine Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,585	$61,540
Charge-offs:
Commercial and industrial	-	(138)
SBA	(257)	-
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	-	-
Consumer and other loans	(10)	(11)

Total charge-offs	(267)	(149)

Recoveries:
Commercial and industrial	81	106
SBA	15	47
Commercial real estate	-	154
Construction	1,945	5,774
SFR mortgage	-	64
Dairy & livestock and agribusiness	19	19
Consumer and other loans	129	76

Total recoveries	2,189	6,240

Net recoveries	1,922	6,091
Recapture of provision for loan losses	(1,500)	(7,000)

Allowance for loan losses at end of period	$60,007	$60,631

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,306	$6,706
Estimated fair value of reserve for unfunded loan commitment assumed from Community Bank	2,903	-
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$9,209	$6,706

Reserve for unfunded loan commitments to total unfunded loan commitments	0.54%	0.66%

Amount of total loans at end of period (1)	$7,582,459	$4,746,424
Average total loans outstanding (1)	$5,312,558	$4,579,054

Net recoveries to average total loans	0.04%	0.13%
Net recoveries to total loans at end of period	0.03%	0.13%
Allowance for loan losses to average total loans	1.13%	1.32%
Allowance for loan losses to total loans at end of period	0.79%	1.28%
Net recoveries to allowance for loan losses	3.20%	10.05%
Net recoveries to recapture of provision for loan losses	128.13%	87.01%

(1)	Includes PCI loans and is net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $83,000 (0.14%) and $75,000 (0.13%) of the total allowance as of September 30, 2018 and December 31, 2017, respectively.

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

There have been no material changes to the Bank’s ALLL methodology during 2018. The ALLL balance increased during the nine-month period by $1.9 million for net loan loss recoveries and decreased by $1.5 million due to recapture of loan loss provision. The Bank determined that the ALLL balance of $60.0 million was appropriate as a result of the net effect of additional requirements related to loan growth experienced during the nine month period within the commercial real estate segments of the non-acquired loan portfolio and reduced reserve requirements for (i) continued, moderate reductions in the historical loss rates for all portfolio segments (ii) positive migration in risk grades, and (iii) modest decrease in qualitative factors due to a decrease in the effect from various economic factors and certain factors specific to the loan portfolio.

While we believe that the allowance at September 30, 2018 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $9.11 billion at September 30, 2018. This represented an increase of $2.56 billion, or 39.15%, over total deposits of $6.55 billion at December 31, 2017. The composition of deposits is summarized for the periods presented in the table below.

	September 30, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
		(Dollars in thousands)

Noninterest-bearing deposits	$5,224,154	57.35%	$3,846,436	58.75%
Interest-bearing deposits
Investment checking	455,388	5.00%	433,971	6.63%
Money market	2,407,331	26.43%	1,517,050	23.17%
Savings	411,055	4.50%	364,049	5.56%
Time deposits	611,898	6.72%	385,347	5.89%

Total deposits	$9,109,826	100.00%	$6,546,853	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Noninterest-bearing deposits totaled $5.22 billion at September 30, 2018, representing an increase of $1.38 billion, or 35.82%, from noninterest-bearing deposits of $3.85 billion at December 31, 2017. Noninterest-bearing deposits represented 57.35% of total deposits for September 30, 2018, compared to 58.75% of total deposits for December 31, 2017. The increase included approximately $1.26 billion of noninterest-bearing deposits assumed from CB during the third quarter of 2018.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $3.27 billion at September 30, 2018, representing an increase of $958.7 million, or 41.41%, from savings deposits of $2.32 billion at December 31, 2017. The increase included approximately $1.32 billion of savings deposits assumed from CB during the third quarter of 2018.

Time deposits totaled $611.9 million at September 30, 2018, representing an increase of $226.6 million, or 58.79%, from total time deposits of $385.3 million for December 31, 2017. The increase included approximately $291.6 million of time deposits assumed from CB during the third quarter of 2018.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 5.35% for the third quarter of 2018, compared to 7.33% for the same quarter of 2017.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2018 and December 31, 2017, total customer repurchases were $399.5 million and $553.8 million, respectively, with a weighted average interest rate of 0.35% and 0.30%, respectively.

We had $30.0 million in short-term borrowings at September 30, 2018, compared to zero at December 31, 2017.

At September 30, 2018, $5.53 billion of loans and $1.60 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of September 30, 2018.

		Maturity by Period
		Less Than	One Year	Four Years	Over
		One	Through	Through	Five
	Total	Year	Three Years	Five Years	Years
	(Dollars in thousands)
Deposits (1)	$9,109,826	$8,932,859	$159,357	$8,922	$8,688
Customer repurchase agreements (1)	399,477	399,477	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	19,159	1,104	1,340	1,109	15,606
Operating leases	26,351	9,521	10,973	4,400	1,457
Affordable housing investment	9,104	3,834	4,328	881	61
Advertising agreements	1,150	1,150	-	-	-

Total	$9,590,841	$9,347,945	$175,998	$15,312	$51,586

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At September 30, 2018, we had $30.0 million in short-term borrowings compared to zero at December 31, 2017, and $63.0 million at September 30, 2017.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at September 30, 2018.

		Maturity by Period
		Less Than	One Year	Four Years	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$956,748	$664,476	$222,850	$16,406	$53,016
SBA	1,047	12	4	-	1,031
Real estate:
Commercial real estate	237,567	56,264	83,670	85,572	12,061
Construction	117,147	65,230	46,593	-	5,324
SFR Mortgage	3,496	88	1,782	-	1,626
Dairy & livestock and agribusiness (1)	170,736	147,384	23,002	350	-
Consumer and other loans	167,254	20,680	10,068	4,947	131,559

Total commitment to extend credit	1,653,995	954,134	387,969	107,275	204,617
Obligations under letters of credit	54,443	45,025	8,834	200	384

Total	$1,708,438	$999,159	$396,803	$107,475	$205,001

(1)	Total commitments to extend credit to agribusiness were $13.5 million at September 30, 2018.

As of September 30, 2018, we had commitments to extend credit of approximately $1.65 billion, and obligations under letters of credit of $54.4 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $9.2 million as of September 30, 2018 and $6.3 million as of December 31, 2017 included in other liabilities.

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

Capital Resources

Our primary source of capital has been the retention of operating earnings and issuance of common stock in connection with periodic acquisitions. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital.

The Company’s total equity was $1.82 billion at September 30, 2018. This represented an increase of $749.3 million, or 70.08%, from total equity of $1.07 billion at December 31, 2017. This increase was due to $722.8 million for the issuance of common stock for the acquisition of CB, $108.8 million in net earnings and $2.8 million for various stock based compensation items. This was offset by $50.5 million in cash dividends declared and a $34.6 million decline in other comprehensive income resulting from the tax effected impact of the decline in market value of our investment securities portfolio.

During the third quarter of 2018, the Board of Directors of CVB declared quarterly cash dividends totaling $0.14 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of the Company’s outstanding shares at the time of authorization, and adopted a 10b5-1. There is no expiration date for this repurchase program. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M, due to the then-pending CB acquisition and contemplated issuance of shares of CVB. For the three months ended September 30, 2018, the Company did not repurchase any shares of common stock under this program. A new 10b5-1 plan was approved by the Board of Directors and became effective on November 1, 2018. As of September 30, 2018, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2018, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business — Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

At September 30, 2018, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			September 30, 2018		December 31, 2017
	Adequately	Well	CVB Financial	Citizens	CVB Financial	Citizens
	Capitalized	Capitalized	Corp.	Business	Corp.	Business
Capital Ratios	Ratios	Ratios	Consolidated	Bank	Consolidated	Bank

Tier 1 leverage capital ratio	4.00%	5.00%	12.52%	12.40%	11.88%	11.77%

Common equity Tier I capital ratio	4.50%	6.50%	12.94%	13.10%	16.43%	16.71%

Tier 1 risk-based capital ratio	6.00%	8.00%	13.22%	13.10%	16.87%	16.71%

Total risk-based capital ratio	8.00%	10.00%	14.00%	13.88%	18.01%	17.86%

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

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $9.11 billion at September 30, 2018 increased $2.56 billion, or 39.15%, over total deposits of $6.55 billion at December 31, 2017.

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

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2018 and 2017. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Nine Months Ended
	2018	2017
	(Dollars in thousands)
Average cash and cash equivalents	$237,817	$188,848
Percentage of total average assets	2.69%	2.28%

Net cash provided by operating activities	$116,564	$106,276
Net cash provided by investing activities	874,202	157,307
Net cash used in financing activities	(940,668)	(241,426)

Net increase in cash and cash equivalents	$50,098	$22,157

Average cash and cash equivalents increased by $49.0 million, or 25.93%, to $237.8 million for the nine months ended September 30, 2018, compared to $188.8 million for the same period of 2017.

At September 30, 2018, cash and cash equivalents totaled $194.5 million. This represented a decrease of $50.7 million, or 35.25%, from $143.8 million at September 30, 2017.

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

The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

	Estimated Net Interest Income Sensitivity (1)
	September 30, 2018		December 31, 2017
Interest Rate Scenario		24-month Period		24-month Period
	12-month Period	(Cumulative)	12-month Period	(Cumulative)

+ 200 basis points	4.44%	8.37%	3.17%	6.35%

- 100 basis points	-3.60%	-6.21%	-2.70%	-5.53%

(1)	Percentage change from base.

Based on our current simulation models, we believe that the interest rate risk profile of the balance sheet is asset sensitive over both a one year and a two year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At September 30, 2018, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	September 30, 2018	December 31, 2017

100 bp decrease in interest rates	-8.8%	-9.8%

100 bp increase in interest rates	6.4%	4.2%

200 bp increase in interest rates	10.9%	7.1%

300 bp increase in interest rates	12.1%	6.0%

400 bp increase in interest rates	12.7%	4.2%

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

During the fiscal quarter ended September 30, 2018, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

The Company is a defendant and cross-complainant in an action entitled Edward A. Dunagan et al v. Citizens Business Bank, as successor to American Security Bank (ASB), Case No. CVDS1408287, filed in the Superior Court for San Bernardino County. The complaint was initially filed in May, 2014 against ASB, which was acquired during the same month by CBB, and a Second Amended Complaint (SAC) was filed on September 9, 2015, naming CBB as the primary defendant. The case arises out of a number of defaulted commercial real estate loans originally made by ASB to the Dunagans and various entities owned by the Dunagans (Dunagan Parties), and the SAC includes claims by the Dunagans (1) contesting their liabilities under their personal guarantees for deficiencies on certain of the defaulted loans, (2) attacking the validity of ASB’s foreclosures on certain properties owned by the Dunagan Parties, and (3) claiming emotional distress caused by ASB’s allegedly wrongful actions in connection with such foreclosures. The Dunagans sought compensatory damages in excess of $2 million plus punitive damages. ASB/CBB filed a cross-complaint against the Dunagans alleging breach of guaranty and demanding additional damages. A bench trial on the respective claims by the Dunagans and ASB/CBB took place in late July and early August, 2018.

On November 7, 2018, subsequent to the end of the third quarter of 2018, the Court issued a minute order finding in favor of the Dunagans and against ASB on all three claims made by the plaintiffs enumerated above, denying ASB’s claims under the cross-complaint, and awarding damages and attorney’s fees and costs to the Dunagans in an aggregate amount of approximately $1.35 million. The Company intends to appeal this decision. The Company also believes that the bankers professional liability insurance policy previously obtained by ASB (which provides for a $5 million per claim limit subject to a $100,000 deductible) may cover all or a substantial portion of any final monetary award. In any event, the Company believes that this ruling and any monetary award ultimately payable by CBB are not expected to have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

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

We do not presently believe that the ultimate resolution of any lawsuits currently pending against the Company will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on our results of operations, financial condition or cash flows.

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

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in the Company’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of the Company’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M, due to the then-pending CB acquisition and contemplated issuance of shares of CVB. For the three months ended September 30, 2018, the Company did not repurchase any shares of common stock under this program. A new 10b5-1 plan was approved by the Board of Directors and became effective on November 1, 2018. As of September 30, 2018, we have 9,918,200 shares of our common stock remaining that are eligible for repurchase under the common stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Employment Agreement, dated as of September 12, 2018, by and between Christopher D. Myers, on the one hand, and CVB Financial Corp. and Citizens Business Bank, on the other hand. †(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.
(1)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: November 9, 2018
/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)