Form 10-K
period 2018-12-31
CVB FINANCIAL CORP
filed 2019-03-01
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934.

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934.

For the transition period from                  to

Commission file number: 000-10140

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,304,857,385.

Number of shares of common stock of the registrant outstanding as of February 15, 2019: 139,973,017.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2018	Part III of Form 10-K

CVB FINANCIAL CORP.

2018 ANNUAL REPORT ON FORM 10-K

PART I

PART II

PART III

PART IV

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

•

the costs or effects of mergers, acquisitions or dispositions we may make, including the 2018 merger of Community Bank with and into Citizens Business Bank, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits, including cost savings or synergies, associated with any such mergers, acquisitions or dispositions;

•

the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, allowance for loan losses, consumer, commercial or secured lending, securities and securities trading and hedging, bank operations, compliance, fair lending, employment, executive compensation, insurance, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply;

•	the effects of additional legal and regulatory requirements to which we have or will become subject;

•

changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for credit, operations and market risk;

•

the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments or incurred credit losses or loan delinquencies;

•	inflation, interest rate, securities market and monetary fluctuations;

•	changes in government or bank-established interest rates or monetary policies, including the anticipated replacement of the LIBOR index on our loans which are tied to that index;

•	changes in the amount, cost and availability of deposit insurance;

•

political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;

•

disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access and /or communications facilities which we utilize,

•	information technology and cyber security incidents, disruptions or attacks and the possible blocking, theft or loss of Company or customer access, functionality, data, funding or money;

•	our timely development and acceptance of new banking products and services and the perceived overall value of these products and services by our customers and potential customers;

•	the Company’s relationships with and reliance upon vendors with respect to certain of the Company’s key internal and external systems and applications;

•	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;

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

•

the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (such as securities, bank operations, consumer or employee class action litigation), and any legal claims or liabilities we inherit due to an acquisition or merger;

•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;

•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO; and

•	our success at managing the risks involved in the foregoing items and all other risk factors set forth in the Company’s public reports and releases.

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

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2018, the Company had $11.53 billion in total consolidated assets, $7.70 billion in net loans, $8.83 billion in deposits, and $1.85 billion in shareholders’ equity.

On August 10, 2018, we completed the acquisition of Community Bank (“CB”), a California banking corporation headquartered in Pasadena, California. At such time, CB merged with and into the Bank and we issued approximately 29.8 million shares of Company common stock and paid approximately $180.7 million in aggregate cash consideration to the former Community Bank shareholders. Our consolidated financial operations for 2018 include CB operations, post-merger. See Note 4 — Business Combinations included herein.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2018, the Bank had $11.52 billion in assets, $7.70 billion in net loans, $8.85 billion in deposits, and $1.87 billion in total equity. The significant increase in our assets, loans and deposits from December 31, 2017 was primarily due to the acquisition of CB.

As of December 31, 2018, there were 68 Banking Centers (“Centers”) located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California.

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

We also provide a full complement of lending products, including commercial, agribusiness, consumer, SBA loans, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide bank qualified lease financing for municipal governments. Commercial real estate and construction loans are secured by a range of property types and include both owner-occupied and investor owned properties. Financing products for consumers include automobile leasing and financing, lines of credit, credit cards, home mortgages, and home equity loans and lines of credit.

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

Business Segments

We are a community bank with one reportable operating segment. See the sections captioned “Business Segments” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Summary of Significant Accounting Policies — Business Segments of the notes to consolidated financial statements.

Competition

The banking and financial services business is highly competitive. The competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the ongoing consolidation among insured financial institutions. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers, including online banks and “peer-to-peer” or “marketplace” payment processors, lenders and other small business and consumer lenders. Many competitors are much larger in total assets and capitalization, have greater access to capital markets and/or offer a broader range of financial products and services, including technology-based services. Additionally, some smaller competitors, including non-bank entities, may be more nimble and responsive to customer preferences or requirements.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation, increasing employment and combating recession) through its open-market operations in U.S. Government securities by buying and selling treasury and mortgage-backed securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth and performance of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. In recent years, the impact of the Federal Reserve’s actions and policies have tended to assume even greater importance and impact on the lending and securities markets, and these actions and policies are continuing to evolve and change based on political and economic events and incoming data. Government fiscal and budgetary policies, including deficit spending, can also have a significant impact on the capital markets and interest rates. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

Regulation and Supervision

General

The Bank is subject to significant regulation and restrictions by federal and state laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund (“DIF”) and for the protection of borrowers, and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

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

Legislation and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. On February 3, 2017 the President of the United States issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the United States Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries, around the following principles:

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

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet the requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules are applicable only to larger or internationally active institutions and not to all banking organizations. These include required annual stress tests for institutions with $100 billion or more of assets and Enhanced Prudential Standards, Comprehensive Capital Analysis and Review requirements, Capital Plan and Resolution Plan or living will submissions. These also include an additional countercyclical capital buffer, a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets, which may in turn apply to institutions with $50 billion or more in assets, $250 billion or more in assets, or institutions which may be identified as Global Systematically Important Banking Institutions (G-SIBs). We anticipate increased compliance costs and regulatory requirements following our acquisition of CB, which increased our asset size to over $10 billion. Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, which trace back to the 1988 Basel I accord, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively.

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

•

the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•

an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios, which was phased in over four years beginning at the rate of 0.625% of risk-weighted assets per year beginning 2016 and which must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Management believes that, as of December 31, 2018, the Company and the Bank meet all requirements under the New Capital Rules applicable to them.

Including the capital conservation buffer of 2.5%, the New Capital Rules result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2018, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

While the New Capital Rules set higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2018 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

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

•

Limit of dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions. Substantially all of CVB’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. The FDIC is an independent federal agency that insures deposits through the DIF up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the “DRR”, calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. As a result of our acquisition of CB our FDIC assessments will increase.

On September 30, 2018, the DRR reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.The FDIC will, at least semi-annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary, propose rules to further increase assessment rates. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

The Bank is a legal entity that is separate and distinct from its holding company. CVB relies on dividends received from the Bank for use in the operation of the Company and the ability of CVB to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The new Capital Rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved. See “Capital Adequacy Requirements”.

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

Cybersecurity

Federal regulators have issued multiple statements regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, notably including California where we conduct substantially all our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where nearly all our customers are located.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

The Bank received a “Satisfactory” rating in its most recent FDIC overall CRA performance evaluation, which measures how financial institutions support their communities in the areas of lending, investment and service, although the Bank received “Low Satisfactory” ratings on certain of the components within its most recent overall CRA performance rating evaluation.

The Dodd-Frank Act provided for the creation of the Bureau of Consumer Finance Protection (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons and banks with $10 billion or more in assets are subject to supervision including examination by the CFPB, including the Bank following completion of the acquisition of CB.

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

Currently, we qualify for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. However, as a result of our acquisition of CB, we will become subject to the interchange fee cap beginning July 1, 2019. We do not expect the interchange fee cap to have a material impact on our noninterest income. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2018, the Bank’s total CRE loans and unfunded loan commitments represented 289% of its capital.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was signed into law. The Tax Reform Act included a number of provisions that impact us, including the following:

• Tax Rate. The Tax Reform Act replaces the corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate for 2018. Although the reduced tax rate generally should be favorable to us by resulting in lower tax expense in future periods, it decreased the value of our existing deferred tax assets as of December 31, 2017. Generally accepted accounting principles (“GAAP”) requires that the impact of the provisions of the Tax Reform Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Reform Act was $13.2 million, resulting primarily from a re-measurement of deferred tax assets;

• FDIC Insurance Premiums. The Tax Reform Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion;

• Employee Compensation. A “publicly held company” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Reform Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees is limited; and

• Business Asset Expensing. The Tax Reform Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

The foregoing description of the impact of the Tax Reform Act on us should be read in conjunction with Note 12 — Income Taxes of the notes to consolidated financial statements for more information.

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

Executive Officers of the Company

The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	56
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	51
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	62
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	51
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	51
Richard H. Wohl	Executive Vice President and General Counsel	60
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	62

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

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. In addition, we may face the following risks in connection with any downward turn in the economy:

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;

•

The Company’s commercial, residential and consumer borrowers may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in significant credit losses, increasing delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results;

•	A sustained environment of low interest rates would continue to cause lending margins to stay compressed, which in turn may limit our revenues and profitability;

•	The value of the portfolio of investment securities that we hold may be adversely affected by increasing interest rates and defaults by debtors;

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in changes in applicable rates of interest, difficulty in accessing capital or an inability to borrow on favorable terms or at all from other financial institutions; and

•	Increased competition among financial services companies due to expected further consolidation in the industry may adversely affect the Company’s ability to market its products and services.

Although the Company and the Bank exceed the minimum capital ratio requirements to be deemed well capitalized for regulatory purposes and have not suffered any significant liquidity issues as a result of these types of events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers continue to realize the impact of slower than customary economic growth, after-effects of the previous recession and ongoing underemployment of the workforce. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to adverse economic conditions in the state of California, where our business is concentrated. In addition, adverse economic conditions may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform, and thereby, adversely affect our liquidity, financial condition, results or operations and profitability.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve impact us significantly. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. As an example, monetary tightening by the Federal Reserve could adversely affect our borrowers’ earnings and ability to repay their loans, which could have a material adverse effect on our financial condition and results of operations. In addition, the Federal Reserve’s recent actions to reduce its own balance sheet of government and mortgage-backed securities could impact the credit markets and thus prevailing interest rates.

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

We face strong competition from financial services companies and other companies that offer banking services

We conduct most of our operations in the state of California. The banking and financial services businesses in the state of California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage companies and other financial intermediaries. In addition, as noted below, we face competition from certain non-traditional entities, including so called “FinTech” companies which specialize in the provision of technology-based financial services, such as payment processing and lending marketplaces, and which may offer or be perceived to offer more responsive or currently desirable financial products and services.

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

Potential acquisitions may disrupt our business and dilute shareholder value

We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches including our recently completed acquisition of Community Bank, involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company;

•	Exposure to potential asset quality issues of the target company;

•	Potential disruption to our business;

•	Potential diversion of our management’s time and attention;

•	The possible loss of key employees and customers of the target company;

•	Difficulty in estimating the value of the target company; and

•	Potential changes in banking or tax laws or regulations that may affect the target company.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2018, we recorded $1.5 million in loan loss provision. During 2018 we experienced charge-offs of $291,000 and recoveries of $2.8 million. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. As of December 31, 2018, we had $5.41 billion in commercial real estate loans, $122.8 million in construction loans, $394.5 million in dairy & livestock and agribusiness loans, and $296.6 million in single-family residential mortgages. Although the U.S. economy has emerged from a prior period of severe recession followed by slower than normal growth, business activity and real estate values continue to grow more slowly than in past economic recoveries, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.

Dairy & livestock and agribusiness lending presents unique credit risks.

As of December 31, 2018, approximately 5.1% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2018, we had $394.5 million in dairy & livestock and agribusiness loans, including $340.5 in dairy & livestock loans, $54.0 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural -related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

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

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Under the final interagency rule released on December, 21, 2018, banking organizations that experience a reduction in retained earnings due to the adoption of CECL at the beginning of the fiscal year in which it is adopted may elect to phase in the regulatory capital impact of adopting CECL over a three-year transition period. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

The Bank maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2018 was $2.48 billion, of which $1.73 billion is available for sale. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2018 our balance sheet was positioned with an asset sensitive bias over both a one and two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

We may be adversely impacted by the transition from LIBOR as a reference rate

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition could change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

We will be subject to additional regulatory scrutiny following our acquisition of CB.

Following our acquisition of CB in the third quarter of 2018, our total assets exceeded $10 billion. As a result, we will be subject to a number of additional regulatory requirements, including general oversight by the CFPB, that will impose additional compliance costs on our business. The $10 billion threshold is calculated in different ways for the various requirements (from simply reaching the $10 billion as of a certain date, to reaching it for four consecutive quarters or to reaching it by averaging total consolidated assets for four consecutive quarters) and the dates the new requirements are triggered also vary (from immediate application to a period of over two years to achieve compliance). Being subject to these additional requirements may also result in higher expectations from regulators. The CFPB has near exclusive supervision authority, including examination authority, over institutions of that size and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

Under the Dodd-Frank Act, our assessment base for federal deposit insurance will change from the amount of insured deposits to consolidated average assets less tangible capital to a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings, which are ratings ascribed under the CAMELS supervisory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.

In addition, all financial institutions with total assets exceeding $10 billion are required to centrally clear their derivative trades through a central clearing house. This requirement will become effective for CBB at the end of 2018 and will affect trades designated as clearable transactions. This regulatory requirement will impose additional compliance costs on our business.

Further, we will be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

As a result of the above, deposit insurance assessments and expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease, the cumulative effect of which may be material to our results of operations.

We may experience goodwill impairment

If our estimates of fair value change due to changes in our businesses or other factors, we may determine that impairment charges on goodwill recorded as a result of acquisitions are necessary. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the fair value of the Company declines, we may need to recognize goodwill impairment in the future which would have a material adverse effect on our results of operations and capital levels.

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

Our combination with CB may be more difficult, costly or time-consuming than expected

Realizing the anticipated benefits of the acquisition of CB will depend, in part, on our ability to successfully combine the businesses of the Bank and CB. Although we completed the merger in August 2018, it is still possible that the ongoing integration process could result in:

•	the loss of key employees;

•	the disruption of our ongoing businesses, including from planned branch consolidation; or

•

inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

If we experience difficulty with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts and move their business to competing financial institutions. These integration matters could have a material adverse effect on us for an undetermined period after consummation of the merger.

We may fail to fully realize cost savings from our acquisition of CB

Although we expect to realize cost savings from the merger when fully phased in, it is possible that these potential cost savings may not be fully realized, or may take longer to realize than expected. For example, future business developments may require us to continue to operate or maintain some facilities or support functions that we expected to be combined or reduced. Cost savings also depend on our ability to successfully combine our businesses in a manner that permits those costs savings to be realized. If we are not able to combine the two companies successfully, these anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected. This in turn could reduce or otherwise adversely affect our profitability and our stock price.

Operational Risks

Failure to manage our growth may adversely affect our performance

Our financial performance and profitability depend on our ability to manage past and possible future growth, including the significant growth we experienced following the acquisition of CB. Future acquisitions and our continued growth may present operating, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, on-line banking, takeover, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. In recent periods, several large corporations, including financial institutions, medical providers and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, such as our online banking or core systems on the networks and systems of ours, our clients and certain of our third party providers. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, continued publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions for us and other financial institutions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

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

The new Basel III-based capital standards could limit our ability to pay dividends or make stock repurchases and our ability to compensate our executives with discretionary bonuses. Under the new capital standards, if our Common Equity Tier 1 Capital does not include a newly required “capital conservation buffer,” we will be prohibited from making distributions to our stockholders. The capital conservation buffer requirement, which is measured in addition to the minimum Common Equity Tier 1 capital of 4.5%, was phased in over four years, starting at 0.625% for 2016, and is now 2.5% for 2019 and subsequent years. Additionally, under the new capital standards, if our Common Equity Tier 1 Capital does not include the newly required “capital conservation buffer,” we will also be prohibited from paying discretionary bonuses to our executive employees. This may affect our ability to attract or retain employees, or alter the nature of the compensation arrangements that we may enter into with them.

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

We are unable, at this time, to estimate our potential liability in these matters, but we may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with any one or more of these lawsuits, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in connection with discovery demanded by the plaintiffs in any of these lawsuits may be costly and divert internal resources away from managing our business. See Item 3 – Legal Proceedings below.

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

CVB is a holding company and depends on the Bank for dividends, distributions and other payments

CVB is a legal entity separate and distinct from the Bank. CVB’s principal source of cash flow, including cash flow to pay dividends to our shareholders is dividends from the Bank. CVB’s ability to pay dividends to its stockholders is substantially dependent upon the Bank’s ability to pay dividends to CVB. Federal and state law imposes limits on the ability of the Bank to pay dividends and make other distributions and payments. If the Bank is unable to meet regulatory requirements to pay dividends or make other distributions to CVB, CVB will be unable to pay dividends to its shareholders.

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

As of December 31, 2018, the Bank occupied a total of 70 premises consisting of (i) 68 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California and (ii) two operation and technology centers. We own 18 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2019 through 2028, some with lease renewal options that could extend certain leases through 2039. All properties are located in Southern and Central California.

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

On November 7, 2018, the Court issued a statement of decision finding in favor of the Dunagans and against ASB on all three claims made by the plaintiffs enumerated above, denying ASB’s claims under the cross-complaint, and awarding damages and attorney’s fees and costs to the Dunagans in an aggregate amount of approximately $1.34 million. The Company has filed to appeal this decision. The Company also believes that the bankers professional liability insurance policy previously obtained by ASB (which provides for a $5 million per claim limit subject to a $100,000 deductible) may cover all or a substantial portion of any final monetary award to the plaintiffs. The Company continues to believe that this adverse decision and any monetary award ultimately payable by CBB are not expected to have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of inherent uncertainties in judicial interpretation and application of a myriad of laws applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.

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

We do not presently believe that the ultimate resolution of any lawsuits currently pending against the Company will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on our results of operations, financial condition or cash flows

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CVB’s common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” CVB had approximately 139,973,017 shares of common stock outstanding with 1,630 registered shareholders of record as of February 15, 2019. Refer to the section entitled “Information about the Annual Meeting and Voting” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to CVB, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in CVB’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of CVB’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M, due to the then-pending CB acquisition and contemplated issuance of shares of CVB. A new 10b5-1 plan was approved by the Board of Directors effective as of November 1, 2018. During the fourth quarter and for the year ended December 31, 2018, the Company repurchased 340,283 shares of CVB common stock outstanding. As of December 31, 2018, we have 9,577,917 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs
October 1 - 31, 2018	-	$-	9,918,200
November 1 - 30, 2018	-	$-	9,918,200
December 1 - 31, 2018	340,283	$19.49	9,577,917

Total	340,283	$19.49	9,577,917

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

The following graph compares the yearly percentage change in CVB’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the peer group line depicted below). The graph assumes an initial investment of $100 on December 31, 2013, and reinvestment of dividends through December 31, 2018. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2013

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2018

Company/Market/Peer Group	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

CVB Financial Corp.	100.00	96.27	104.59	144.83	152.20	133.97
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
Peer Group Index	100.00	103.41	109.73	151.58	173.71	139.83

Source: Research Data Group, Inc., www.researchdatagroup.com

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)

Interest income	$361,860	$287,226	$265,050	$261,513	$252,903
Interest expense	12,815	8,296	7,976	8,571	16,389

Net interest income	349,045	278,930	257,074	252,942	236,514

Provision for (recapture of) loan losses	1,500	(8,500)	(6,400)	(5,600)	(16,100)
Noninterest income	43,481	42,118	35,552	33,483	36,412
Noninterest expense	179,911	140,753	136,740	140,659	126,229

Earnings before income taxes	211,115	188,795	162,286	151,366	162,797
Income taxes	59,112	84,384	60,857	52,221	58,776

NET EARNINGS	$152,003	$104,411	$101,429	$99,145	$104,021

Basic earnings per common share	$1.25	$0.95	$0.94	$0.93	$0.98

Diluted earnings per common share	$1.24	$0.95	$0.94	$0.93	$0.98

Cash dividends declared per common share	$0.560	$0.540	$0.480	$0.480	$0.400

Cash dividends declared on common shares	$70,203	$59,483	$51,849	$51,040	$42,356
Dividend pay-out ratio (1)	46.19%	56.97%	51.12%	51.48%	40.72%
Weighted average common shares:
Basic	121,670,113	109,409,301	107,282,332	105,715,247	105,239,421
Diluted	121,957,364	109,806,710	107,686,955	106,192,472	105,759,523
Common Stock Data:
Common shares outstanding at year end	140,000,017	110,184,922	108,251,981	106,384,982	105,893,216
Book value per share	$13.22	$9.70	$9.15	$8.68	$8.29
Financial Position:
Assets	$11,529,153	$8,270,586	$8,073,707	$7,671,200	$7,377,920
Investment securities available-for-sale	1,734,085	2,080,985	2,270,466	2,368,646	3,137,158
Investment securities held-to-maturity	744,440	829,890	911,676	850,989	1,528
Net loans, excluding PCI loans (2)	7,683,988	4,742,531	4,263,158	3,867,941	3,630,875
Net PCI loans (3)	17,010	28,515	70,366	89,840	126,367
Deposits	8,827,490	6,546,853	6,309,680	5,917,260	5,604,658
Borrowings	722,255	553,773	656,028	736,704	809,106
Junior subordinated debentures	25,774	25,774	25,774	25,774	25,774
Stockholders' equity	1,851,190	1,069,266	990,862	923,399	878,109
Equity-to-assets ratio (4)	16.06%	12.93%	12.27%	12.04%	11.90%
Financial Performance:
Return on beginning equity	14.22%	10.54%	10.98%	11.29%	13.48%
Return on average equity (ROAE)	11.00%	9.84%	10.26%	10.87%	12.50%
Return on average assets (ROAA)	1.60%	1.26%	1.26%	1.31%	1.45%
Net interest margin, tax-equivalent (TE) (5)	4.03%	3.63%	3.46%	3.62%	3.62%
Efficiency ratio (6)	45.83%	43.84%	46.73%	49.11%	46.25%
Noninterest expense to average assets	1.89%	1.70%	1.70%	1.86%	1.77%
Credit Quality:
Allowance for loan losses	$63,613	$59,585	$61,540	$59,156	$59,825
Allowance/gross loans	0.82%	1.23%	1.40%	1.47%	1.57%
Total nonaccrual loans	$19,951	$10,716	$7,152	$21,019	$32,186
Nonaccrual loans/gross loans, net of deferred loan fees	0.26%	0.22%	0.16%	0.52%	0.84%
Allowance/nonaccrual loans	318.85%	556.04%	860.46%	281.44%	185.87%
Net recoveries	$2,528	$6,545	$8,784	$4,931	$690
Net recoveries/average loans	0.04%	0.14%	0.21%	0.13%	0.02%
Regulatory Capital Ratios:
Company:
Tier 1 leverage ratio	10.98%	11.88%	11.49%	11.22%	10.86%
Common equity Tier 1 risk-based capital ratio	13.04%	16.43%	16.48%	16.49%	N/A
Tier 1 risk-based capital ratio	13.32%	16.87%	16.94%	16.98%	16.99%
Total risk-based capital ratio	14.13%	18.01%	18.19%	18.23%	18.24%
Bank:
Tier 1 leverage ratio	10.90%	11.77%	11.36%	11.11%	10.77%
Common equity Tier 1 risk-based capital ratio	13.22%	16.71%	16.76%	16.81%	N/A
Tier 1 risk-based capital ratio	13.22%	16.71%	16.76%	16.81%	16.85%
Total risk-based capital ratio	14.03%	17.86%	18.01%	18.06%	18.11%

(1)	Dividends declared on common stock divided by net earnings.
(2)	Net loans, excluding Purchase Credit Impaired (“PCI”) loans.
(3)	Excludes loans held-for-sale. PCI loans are those loans acquired from SJB and previously covered by a loss sharing agreement with the FDIC.
(4)	Stockholders’ equity divided by total assets.
(5)	Net interest income (TE) divided by average interest-earning assets.
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

Business Combinations — The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain would be recognized. Acquisition related costs are expensed as incurred. Refer to Note 4 — Business Combinations of our consolidated financial statements presented elsewhere in this report.

Valuation and Recoverability of Goodwill — Goodwill represented $666.5 million of our $11.53 billion in total assets as of December 31, 2018. The Company has one reportable segment. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed. Such events and circumstances may include among others, a significant adverse change in legal factors or in the general business climate, significant decline in our stock price and market capitalization, unanticipated competition, the testing for recoverability of a significant asset group within the reporting unit, and an adverse action or assessment by a regulating body. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

Based on the results of our annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reportable segment’s fair value exceeded its carrying amount. As of December 31, 2018, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reportable segment below its carrying amount. Note 3 — Summary of Significant Accounting Policies of our consolidated financial statements presented elsewhere in this report

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings and available strategies, the Company considers the future realization of these deferred tax assets more likely than not.

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

OVERVIEW

For the year ended December 31, 2018, we reported net earnings of $152.0 million, compared with $104.4 million for 2017. This represented an increase of $47.6 million, or 45.58%. Diluted earnings per share were $1.24 for the year ended December 31, 2018, compared to $0.95 for 2017. Income tax expense for 2017 included a one-time charge of $13.2 million due to the re-measurement of the Company’s net deferred tax asset (“DTA”) resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). Excluding the impact of the $13.2 million DTA revaluation, net income totaled $117.6 million for 2017, or $1.07 per share. Net earnings grew by $34.4 million from 2017, or 29.23%, when the impact of the DTA revaluation is excluded.

On August 10, 2018, we completed the acquisition of Community Bank (“CB”). Our financial statements for the year ended 2018 include 143 days of CB operations, post-merger. At close, Citizens Business Bank acquired $2.73 billion of loans. We also assumed $1.26 billion of noninterest-bearing deposits and $2.87 billion of total deposits.

At December 31, 2018, total assets of $11.53 billion increased $3.26 billion, or 39.40%, from total assets of $8.27 billion at December 31, 2017. Interest-earning assets of $10.29 billion at December 31, 2018 increased by$2.49 billion, or 31.87%, when compared with earning assets of $7.80 billion at December 31, 2017. The increase in interest-earning assets was primarily due to a $2.93 billion increase in total loans, partially offset by a $432.4 million decrease in investment securities. The increase in total loans included $2.73 billion of loans acquired from CB in the third quarter of 2018.

Total investment securities were $2.48 billion at December 31, 2018, a decrease of $432.4 million, or 14.85%, from $2.57 billion at December 31, 2017. At December 31, 2018, investment securities HTM totaled $744.4 million. At December 31, 2018, investment securities AFS totaled $1.73 billion, inclusive of a pre-tax unrealized loss of $23.6 million. HTM securities declined by $85.5 million, or 10.30%, and AFS securities declined by $346.9 million, or 16.67%, from December 31, 2017.

Total loans and leases, net of deferred fees and discount, of $7.76 billion at December 31, 2018, increased by $2.93 billion, or 60.74%, from $4.83 billion at December 31, 2017. Excluding the $2.73 billion of acquired CB loans, total loans increased by $199.9 million or 4.14% for 2018. Commercial real estate loans grew by $223.1 million and dairy & livestock and agribusiness loans increased by $34.1 million. This growth was partially offset by a decrease of $46.6 million in commercial and industrial loans and a decrease of $13.5 million in consumer and other loans.

Noninterest-bearing deposits were $5.20 billion at December 31, 2018, an increase of $1.36 billion, or 35.31%, compared to $3.85 billion at December 31, 2017. At December 31, 2018, noninterest-bearing deposits were 58.96% of total deposits, compared to 58.75% at December 31, 2017. The increase in total deposits from the end of 2017 included $1.26 billion of noninterest-bearing deposits and $2.87 billion of total deposits assumed from CB during the third quarter of 2018. Our average cost of total deposits was 0.13% for 2018, compared to 0.09% for 2017.

Customer repurchase agreements totaled $442.3 million at December 31, 2018, compared to $553.8 million at December 31, 2017. Our average cost of total deposits including customer repurchase agreements was 0.14% for 2018, compared to 0.10% for 2017.

At December 31, 2018, we had $280.0 million in short-term borrowings, compared to zero at December 31, 2017. At December 31, 2018, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2017. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. Our average cost of funds was 0.16% for 2018, compared to 0.12% for 2017.

The allowance for loan losses totaled $63.6 million at December 31, 2018, compared to $59.6 million at December 31, 2017. The allowance for loan losses was increased by net recoveries on loans of $2.5 million for

2018 and was increased by a $1.5 million loan loss provision for 2018. The allowance for loan losses was 0.82% and 1.23% of total loans and leases outstanding at December 31, 2018 and 2017, respectively. The ratio as of December 31, 2018 was impacted by the $2.73 billion in loans acquired from CB that were recorded at fair market value, without a corresponding loan loss allowance.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of December 31, 2018, the Company’s Tier 1 leverage capital ratio totaled 10.98%, our common equity Tier 1 ratio totaled 13.04%, our Tier 1 risk-based capital ratio totaled 13.32%, and our total risk-based capital ratio totaled 14.13%. Refer to our Analysis of Financial Condition-Capital Resources for discussion of the new capital rules which were effective beginning with the first quarter ended March 31, 2015.

Recent Acquisitions

On August 10, 2018, we completed the acquisition of CB with approximately $4.09 billion in total assets and 16 banking centers. The increase in total assets at December 31, 2018 included $2.73 billion of acquired loans, net of an $86.7 million discount, $717.0 million of investment securities, and $70.9 million in bank-owned life insurance. The acquisition resulted in approximately $550.0 million of goodwill and $52.2 million in core deposit premium. At the close of the merger, the entire CB security portfolio was liquidated at fair market value, as was $297.6 million of FHLB term advances and $166.0 million of overnight borrowings assumed from CB. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. As the initial estimate of fair value of impaired loans was incomplete as of December 31, 2018, the fair value reflected in the financial statements has been determined provisionally.

We have included the financial results of the business combination in the consolidated statement of earnings and comprehensive income beginning on the acquisition date.

Business Segments

For the years ended December 31, 2016 through December 31, 2017, we operated as two reportable segments: Banking Centers and Dairy & Livestock and Agribusiness. As a result of the Community Bank acquisition, along with changes in personnel, reporting structure, and operations, we re-evaluated our segment reporting for the third quarter ended September 30, 2018.

As of December 31, 2018, we operated as one reportable segment. The factors considered in making this determination included the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our key decision makers.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

					Variance
	For the Year Ended December 31,				2018		2017
	2018	2017		2016	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$349,045	$278,930		$257,074	$70,115	25.14%	$21,856	8.50%
(Provision for) recapture of provision for loan losses	(1,500)	8,500		6,400	(10,000)	-117.65%	2,100	32.81%
Noninterest income	43,481	42,118		35,552	1,363	3.24%	6,566	18.47%
Noninterest expense	(179,911)	(140,753)		(136,740)	(39,158)	-27.82%	(4,013)	-2.93%
Income taxes	(59,112)	(84,384	) (1)	(60,857)	25,272	29.95%	(23,527)	-38.66%

Net earnings	$152,003	$104,411		$101,429	$47,592	45.58%	$2,982	2.94%

Earnings per common share:
Basic	$1.25	$0.95		$0.94	$0.30		$0.01
Diluted	$1.24	$0.95		$0.94	$0.29		$0.01
Return on average assets	1.60%	1.26%	(1)	1.26%	0.34%		-
Return on average shareholders' equity	11.00%	9.84%	(1)	10.26%	1.16%		-0.42%
Efficiency ratio	45.83%	43.84%		46.73%	1.99%		-2.89%
Noninterest expense to average assets	1.89%	1.70%		1.70%	0.19%		-

(1)	Includes $13.2 million DTA revaluation resulting from the Tax Reform Act.

Reconciliations of Adjusted Efficiency Ratio and Noninterest Expense to Average Assets Ratio (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the years ended December 31, 2018, 2017 and 2016 included acquisition related expenses of $16.4 million, $2.3 million and $1.9 million, respectively. We believe that presenting the efficiency ratio and noninterest expense to average assets ratio, excluding acquisition expenses, provides additional clarity to the users of financial statements regarding core net income.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)

Total noninterest expense	$179,911	$140,753	$136,740
Acquisition related expenses	(16,404)	(2,251)	(1,897)

Adjusted total noninterest expense, excluding acquisition expenses	$163,507	$138,502	$134,843

Net interest income before provision for (recapture of) loan losses	$349,045	$278,930	$257,074
Total noninterest income	43,481	42,118	35,552
Average total assets	9,512,669	8,301,721	8,022,994

Efficiency ratio [1]	45.83%	43.84%	46.73%
Adjusted efficiency ratio, excluding acquisition expenses	41.66%	43.14%	46.08%

Noninterest expense to average assets, annualized	1.89%	1.70%	1.70%
Adjusted noninterest expense to average assets, annualized, excluding acquisition expenses	1.72%	1.67%	1.68%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Tax Reform and Effect of Tax Rate Change Reconciliations (Non-GAAP)

The year ended December 31, 2017 includes a one-time charge of $13.2 million as a result of the December 22, 2017 enactment of the Tax Reform Act of 2017. We believe that presenting the effective tax rate, earnings, ROAA, ROAE, and earnings per common share, excluding the impact of the re-measurement of our net deferred tax asset, provides additional clarity to the users of financial statements regarding core financial performance.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)

Income tax expense	$59,112	$84,384	$60,857
Less: Effect of income tax rate change-DTA revaluation	-	(13,208)	-

Adjusted income tax expense	$59,112	$71,176	$60,857

Effective Tax Rate	28.00%	44.70%	37.50%
Adjusted effective tax rate	28.00%	37.70%	37.50%

Net earnings	$152,003	$104,411	$101,429
Effect of income tax rate change-DTA revaluation	-	13,208	-

Adjusted net earnings	$152,003	$117,619	$101,429

Average assets	$9,512,669	$8,301,721	$8,022,994
Return on average assets	1.60%	1.26%	1.26%
Adjusted return on average assets	1.60%	1.42%	1.26%

Average equity	$1,382,392	$1,061,557	$988,732
Return on average equity	11.00%	9.84%	10.26%
Adjusted return on average equity	11.00%	11.08%	10.26%

Weighted average shares outstanding
Basic	121,670,113	109,409,301	107,282,332
Diluted	121,957,364	109,806,710	107,686,955

Earnings per common share:
Basic	$1.25	$0.95	$0.94
Diluted	$1.24	$0.95	$0.94
Adjusted earnings per common share:
Basic	$1.25	$1.07	$0.94
Diluted	$1.24	$1.07	$0.94

Reconciliations of Adjusted Yield on Average Loans, Yield on Average Earning Assets and NIM (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the years ended December 31, 2018, 2017 and 2016 included a yield adjustment of $18.6 million, $7.4 million and $7.4 million, respectively. These yield adjustments relate to discount accretion on acquired loans and nonrecurring nonaccrual interest paid, and are reflected in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Yield on Average Loans
Loan interest income	$293,284	$214,126	$192,992
Less: Discount accretion on acquired loans	(15,400)	(5,159)	(4,028)
Less: Nonrecurring nonaccrual interest paid	(3,183)	(2,194)	(3,330)

Adjusted loan interest income	$274,701	$206,773	$185,634

Average loans and lease finance receivables, net of discount on acquired loans	$5,905,674	$4,623,244	$4,195,129
Add: Average discount on acquired loans	39,674	9,514	7,838

Average gross loans and lease finance receivables	$5,945,348	$4,632,758	$4,202,967

Yield on average loans	4.97%	4.63%	4.60%
Adjusted yield on average loans	4.62%	4.46%	4.41%

Yield on Average Earning Assets (TE)
Total interest income (TE)	$363,864	$291,234	$270,358
Less: Discount accretion on acquired loans	(15,400)	(5,159)	(4,028)
Less: Nonrecurring nonaccrual interest paid	(3,183)	(2,194)	(3,330)

Adjusted total interest income (TE)	$345,281	$283,881	$263,000

Average total interest-earning assets	$8,723,370	$7,798,463	$7,584,909
Add: Average discount on acquired loans	39,674	9,514	7,838

Adjusted average total interest-earning assets	$8,763,044	$7,807,977	$7,592,747

Yield on average earning assets (TE)	4.17%	3.74%	3.57%
Adjusted yield on average earning assets (TE)	3.94%	3.64%	3.47%

Net Interest Margin (TE)
Net interest income (TE)	$351,049	$282,938	$262,382
Less: Discount accretion on acquired loans	(15,400)	(5,159)	(4,028)
Less: Nonrecurring nonaccrual interest paid	(3,183)	(2,194)	(3,330)

Adjusted net interest income (TE)	$332,466	$275,585	$255,024

Average net interest-earning assets	$8,723,370	$7,798,463	$7,584,909
Add: Average discount on acquired loans	39,674	9,514	7,838

Adjusted average net interest-earning assets	$8,763,044	$7,807,977	$7,592,747

Net interest margin (TE)	4.03%	3.63%	3.46%
Adjusted net interest margin (TE)	3.80%	3.53%	3.36%

Return on Average Tangible Common Equity Reconciliations (Non-GAAP)

The return on average tangible common equity is a non-GAAP disclosure. The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company’s performance. The following is a reconciliation of net income, adjusted for tax-effected amortization of intangibles and the impact of the $13.2 million DTA revaluation, to net income computed in accordance with GAAP; a reconciliation of average tangible common equity to the Company’s average stockholders’ equity computed in accordance with GAAP; as well as a calculation of return on average tangible common equity.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net Income	$152,003	$104,411	$101,429
Add: Amortization of intangible assets	5,254	1,329	1,106
Less: Tax effect of amortization of intangible assets [1]	(1,553)	(559)	(465)

Tangible net income	155,704	105,181	102,070

Add: Effect of income tax rate change-DTA revaluation	-	13,208	-

Adjusted tangible net income	$155,704	$118,389	$102,070

Average stockholders' equity	$1,382,392	$1,061,557	$988,732
Less: Average goodwill	(330,613)	(112,916)	(85,894)
Less: Average intangible assets	(26,055)	(6,957)	(4,937)

Average tangible common equity	$1,025,724	$941,684	$897,901

Return on average equity	11.00%	9.84%	10.26%
Return on average tangible common equity	15.18%	11.17%	11.37%
Adjusted return on average tangible common equity	15.18%	12.57%	11.37%

(1)	Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21%, 35% and 35% in effect for the years ended December 31, 2018, 2017 and 2016, respectively. The substantial change in rates were due to the Tax Reform Act. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended December 31,
	2018				2017			2016
	Average Balance	Interest		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest		Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,869,842	$44,423		2.38%	$2,137,332	$47,596	2.24%	$2,126,733	$43,538		2.07%
Tax-advantaged	52,550	1,565		3.98%	68,522	2,182	4.73%	123,844	4,164		4.90%
Held-to-maturity securities:
Taxable	534,642	11,848		2.22%	586,673	12,558	2.14%	500,557	10,183		2.03%
Tax-advantaged	243,955	7,053		3.50%	278,109	8,457	4.11%	300,484	10,044		4.51%
Investment in FHLB stock	19,441	2,045	(4)	10.52%	18,046	1,375	7.62%	17,873	2,224	(5)	12.24%
Interest-earning deposits with other institutions	97,266	1,642		1.69%	86,537	932	1.08%	320,289	1,905		0.59%
Loans (2)	5,905,674	293,284		4.97%	4,623,244	214,126	4.63%	4,195,129	192,992		4.60%

Total interest-earning assets	8,723,370	361,860		4.17%	7,798,463	287,226	3.74%	7,584,909	265,050		3.57%
Total noninterest-earning assets	789,299				503,258			438,085

Total assets	$9,512,669				$8,301,721			$8,022,994

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$2,656,660	7,250		0.27%	$2,337,142	4,903	0.21%	$2,185,493	4,354		0.20%
Time deposits	453,031	2,575		0.57%	401,033	1,141	0.28%	584,149	1,603		0.27%

Total interest-bearing deposits	3,109,691	9,825		0.32%	2,738,175	6,044	0.22%	2,769,642	5,957		0.21%
FHLB advances, other borrowings, and customer repurchase agreements	499,526	2,990		0.60%	571,991	2,252	0.39%	637,585	2,019		0.32%

Interest-bearing liabilities	3,609,217	12,815		0.35%	3,310,166	8,296	0.25%	3,407,227	7,976		0.23%

Noninterest-bearing deposits	4,449,110				3,856,987			3,539,707
Other liabilities	71,950				73,011			87,328
Stockholders' equity	1,382,392				1,061,557			988,732

Total liabilities and stockholders' equity	$9,512,669				$8,301,721			$8,022,994

Net interest income		$349,045				$278,930			$257,074

Net interest spread - tax equivalent				3.82%			3.49%				3.34%
Net interest margin				4.00%			3.58%				3.39%
Net interest margin - tax equivalent				4.03%			3.63%				3.46%

(1)

Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21%, 35% and 35% in effect for the years ended December 31, 2018, 2017 and 2016, respectively. Non tax-equivalent (TE) rate was 2.41%, 2.31% and 2.24% for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)

Includes loan fees of $3.4 million, $3.6 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Prepayment penalty fees of $3.0 million, $2.7 million and $3.5 million are included in interest income for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $520,000.
(5)	Includes a special dividend from the FHLB of $588,000.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Year Ended December 31,
	2018 Compared to 2017 Increase (Decrease) Due to				2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(5,743)	$2,929	$(359)	$(3,173)	$468	$3,552	$38	$4,058
Tax-advantaged investment securities	(509)	(141)	33	(617)	(1,824)	(281)	123	(1,982)
Held-to-maturity securities:
Taxable investment securities	(1,118)	448	(40)	(710)	1,753	531	91	2,375
Tax-advantaged investment securities	(1,022)	(434)	52	(1,404)	(766)	(889)	68	(1,587)
Investment in FHLB stock	106	524	40	670	21	(862)	(8)	(849)
Interest-earning deposits with other institutions	117	528	65	710	(1,390)	1,544	(1,127)	(973)
Loans	59,330	15,522	4,306	79,158	19,620	1,373	141	21,134

Total interest income	51,161	19,376	4,097	74,634	17,882	4,968	(674)	22,176

Interest expense:
Savings deposits	673	1,473	201	2,347	295	237	17	549
Time deposits	144	1,142	148	1,434	(506)	64	(20)	(462)
FHLB advances, other borrowings, and customer repurchase agreements	(279)	1,164	(147)	738	(203)	486	(50)	233

Total interest expense	538	3,779	202	4,519	(414)	787	(53)	320

Net interest income	$50,623	$15,597	$3,895	$70,115	$18,296	$4,181	$(621)	$21,856

2018 Compared to 2017

Net interest income, before provision for (recapture of) loan losses, of $349.0 million for 2018 increased $70.1 million, or 25.14%, compared to $278.9 million for 2017. Interest-earning assets increased on average by $924.9 million, or 11.86%, from $7.80 billion for 2017 to $8.72 billion for 2018. Our net interest margin (TE) was 4.03% for 2018, compared to 3.63% for 2017. On a nominal basis, excluding the impact from tax-exempt interest, the net interest margin for 2018 grew by 42 basis points over 2017. The increase in our net interest margin was primarily the result of loan growth from the acquisition of CB and a higher level of discount accretion from the acquired loans.

Interest income for 2018 was $361.9 million, which represented a $74.63 million, or 25.98%, increase when compared to 2017. Average interest-earning assets increased by $924.9 million and the average interest-earning asset yield of 4.17% increased by 43 basis points compared to 2017, primarily due to loans acquired from CB. The 43 basis point increase in the interest-earning asset yield over 2017 resulted from the combination of a 34 basis point increase in loan yields, a four basis point increase in investment yields and the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets from 59.3% in 2017 to 67.7% in 2018. Conversely, average investment securities declined as a percentage of earning assets from 39.4% in the prior year to 31.0% in 2018.

Interest income and fees on loans for 2018 of $293.3 million increased $79.2 million, or 36.97% when compared to 2017 primarily due to loans acquired from CB. Average loans increased $1.28 billion for 2018 when compared with 2017. As a result of higher levels of discount accretion on acquired loans and nonaccrual interest paid, 2018 interest income increased by $11.2 million in comparison to 2017. Also contributing to the 34 basis point increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 1.00% when compared to the end of 2017. Excluding discount accretion on acquired loans and nonaccrual interest paid, our loan yields grew by 18 basis points over the prior year.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2018 and 2017. As of December 31, 2018 and 2017, we had $20.0 million and $10.7 million of nonaccrual loans (excluding PCI loans), respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $1.3 million and $889,000 greater for 2018 and 2017, respectively.

Interest income from investment securities was $64.9 million for 2018, a $5.9 million, or 8.34%, decrease from $70.8 million for 2017. This decrease was primarily the result of a $369.6 million decrease in the average investment securities for 2018, compared to 2017. The nominal yield on investments increased by 9 basis points compared to 2017, while the tax equivalent yield increased by only four basis points due to the reduction of the federal tax rate on tax-exempt investments resulting from the Tax Reform Act. Dividend income from FHLB stock increased by $670,000 from 2017, due to a special dividend of $520,000 received from the FHLB in the fourth quarter of 2018.

Interest expense of $12.8 million for 2018 increased $4.5 million, or 54.47%, compared to $8.3 million for 2017. The average rate paid on interest-bearing liabilities increased 10 basis points, to 0.35% for 2018, from 0.25% for 2017. Average interest-bearing liabilities were $299.1 million higher in 2018, compared to 2017, as we assumed $1.61 billion interest-bearing deposits from CB during the third quarter of 2018. Average noninterest-bearing deposits represented 58.86% of our total deposits for 2018, compared to 58.48% for 2017. Our total cost of funds in 2018 was 0.16%, compared to 0.12% in 2017.

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

The allowance for loan losses totaled $63.6 million at December 31, 2018, compared to $59.6 million at December 31, 2017. The allowance for loan losses was increased by a $1.5 million loan loss provision for 2018 and by net recoveries of $2.5 million. This compares to a $8.5 million loan loss provision recapture and net recoveries of $6.5 million for 2017 and a $6.4 million loan loss provision recapture and net recoveries of $4.9 million for 2016. We periodically assess the credit quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of December 31, 2018, 2017 and 2016 was 0.82%, 1.23% and 1.40%, respectively. The ratio as of December 31, 2018 was impacted by the $2.73 billion in loans acquired from CB that were recorded at fair market value, without a corresponding loan loss allowance. Refer to the discussion of Allowance for Loan Losses in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

PCI loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and were covered by a loss sharing agreement with the FDIC, which expired in October 2014 for commercial loans. Refer to Note 3 — Summary of Significant Accounting Policies of the consolidated financial statements. During the year ended December 31, 2018, 2017, and 2016, there were no charge-offs or recoveries, for loans in excess of the amount originally expected in the fair value of the loans at acquisition.

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

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	For the Year Ended December 31,			2018		2017
	2018	2017	2016	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$17,070	$15,809	$15,066	$1,261	7.98%	$743	4.93%
Trust and investment services	8,774	9,845	9,595	(1,071)	-10.88%	250	2.61%
Bankcard services	3,485	3,406	2,921	79	2.32%	485	16.60%
BOLI income	4,018	3,420	2,612	598	17.49%	808	30.93%
Gain on sale of investment securities, net	-	402	548	(402)	-100.00%	(146)	-26.64%
Gain (loss) on OREO, net	3,546	6	(20)	3,540	59000.00%	26	130.00%
Gain on sale of loans	-	-	1,101	-	-	(1,101)	-100.00%
Gain on sale of asset held-for-sale, net	-	542	-	(542)	-100.00%	542	-
Gain on sale of branches, net	-	906	272	(906)	-100.00%	634	233.09%
Gain on eminent domain condemnation, net	-	2,894	-	(2,894)	-100.00%	2,894	-
Other	6,588	4,888	3,457	1,700	34.78%	1,431	41.39%

Total noninterest income	$43,481	$42,118	$35,552	$1,363	3.24%	$6,566	18.47%

2018 Compared to 2017

The $43.5 million in noninterest income included $3.5 million of net gain on the sale of one OREO. 2017 included $2.9 million in one-time gains related to an eminent domain condemnation of one of our banking center buildings, a $906,000 net gain on the sale of a branch acquired from VBB, a $542,000 net gain on the sale of our former operations and technology center, and a $402,000 gain on sale of an investment security. Excluding the net gains realized in 2018 and 2017, noninterest income increased by $2.5 million over 2017. Service charges on deposit accounts increased by $1.3 million over 2017, primarily due to the acquisition of CB.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2018, CitizensTrust had approximately $2.54 billion in assets under management and administration, including $1.80 billion in assets under management. CitizensTrust generated fees of $8.8 million for 2018, a decrease of $1.1 million compared to $9.8 million for 2017.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The $598,000 increase in BOLI income included $706,000 in BOLI income from $70.9 million of BOLI policies acquired from CB in the third quarter of 2018, which partially offset the $775,000 in income recorded in 2017 on the death benefit of a former director.

2017 Compared to 2016

The $6.6 million increase in noninterest income was primarily due to a $2.9 million net gain from an eminent domain condemnation of one of our banking center buildings, a $906,000 net gain on the sale of a branch acquired from VBB, and a $542,000 net gain on the sale of our former operations and technology center that was classified as an asset held-for-sale at December 31, 2016. Service charges on deposit accounts and Bankcard services increased $743,000 and $485,000, respectively. Noninterest income for 2016 included a $1.1 million net gain on the sale of loans during the first quarter of 2016 and a $272,000 net gain on the sale of our Porterville branch in the second quarter of 2016.

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

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	For the Year Ended December 31,			2018		2017
	2018	2017	2016	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$100,601	$87,065	$82,630	$13,536	15.55%	$4,435	5.37%
Occupancy	16,386	13,188	12,138	3,198	24.25%	1,050	8.65%
Equipment	4,455	3,568	3,503	887	24.86%	65	1.86%
Professional services	6,477	5,940	5,054	537	9.04%	886	17.53%
Software licenses and maintenance	8,655	6,385	5,465	2,270	35.55%	920	16.83%
Stationery and supplies	1,207	1,246	1,178	(39)	-3.13%	68	5.77%
Telecommunications expense	2,564	2,352	2,222	212	9.01%	130	5.85%
Marketing and promotion	5,302	4,839	5,027	463	9.57%	(188)	-3.74%
Amortization of intangible assets	5,254	1,329	1,106	3,925	295.33%	223	20.16%
Regulatory assessments	3,218	3,119	3,785	99	3.17%	(666)	-17.60%
Insurance	1,735	1,780	1,719	(45)	-2.53%	61	3.55%
Loan expense	1,103	752	991	351	46.68%	(239)	-24.12%
OREO expense	7	128	500	(121)	-94.53%	(372)	-74.40%
Recapture of provision for unfunded loan commitments	(250)	(400)	(450)	150	37.50%	50	11.11%
Directors' expenses	1,073	954	797	119	12.47%	157	19.70%
Acquisition related expenses	16,404	2,251	1,897	14,153	628.74%	354	18.66%
Impairment loss on asset held-for-sale	-	-	2,558	-	-	(2,558)	-100.00%
Legal settlement	-	-	1,500	-	-	(1,500)	-100.00%
Other	5,720	6,257	5,120	(537)	-8.58%	1,137	22.21%

Total noninterest expense	$179,911	$140,753	$136,740	$39,158	27.82%	$4,013	2.93%

Noninterest expense to average assets	1.89%	1.70%	1.70%

Noninterest expense to average assets, excluding acquisition related expenses	1.72%	1.67%	1.68%

Efficiency ratio (1)	45.83%	43.84%	46.73%
Efficiency ratio, excluding acquisition related expenses (1)	41.66%	43.14%	46.08%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding acquisition related expenses, noninterest expense as a percentage of average assets was 1.72% for 2018, compared to 1.67% and 1.68% for 2017 and 2016, respectively.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2018, the efficiency ratio, excluding acquisition related expenses, was 41.66%, compared to 43.14% for 2017 and 46.08% for 2016.

2018 Compared to 2017

Noninterest expense of $179.9 million for the year ended December 31, 2018 was $39.2 million higher than 2017. The year-over-year increase included $16.4 million in merger related expenses for the acquisition of CB in 2018, compared to $2.1 million in acquisition costs related to the integration and systems conversion of VBB for the same period of 2017. Salaries and benefit costs increased by $13.5 million due to additional compensation related expenses for the newly hired and former CB employees. CB related expenses were the primary driver of a $3.2 million increase in occupancy expense and a $2.3 million increase in software licenses and maintenance. The year-over-year increase also included a $3.9 million increase in amortization of intangible assets due to core deposits assumed from CB.

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

Income Taxes

The Company’s effective tax rate for the year ended December 31, 2018 was 28.00%, compared with 44.70% for the year ended December 31, 2017. On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. During the fourth quarter of 2017, we recorded a $13.2 million one-time charge to income tax expense due to the tax rate reduction and re-measurement of our net DTA. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits. Refer to Note 12 — Income Taxes of the notes to consolidated financial statements for more information.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $11.53 billion at December 31, 2018. This represented an increase of $3.26 billion, or 39.40%, from total assets of $8.27 billion at December 31, 2017. Interest-earning assets of $10.29 billion at December 31, 2018 increased $2.49 billion, or 31.87%, when compared with interest-earning assets of $7.80 billion at December 31, 2017. The increase in interest-earning assets was primarily due to a $2.93 billion increase in total loans. This increase was partially offset by a $432.4 million decrease in investment securities. The increase in total loans included $2.73 billion of loans acquired from CB in the third quarter of 2018. Total liabilities were $9.68 billion at December 31, 2018, an increase of $2.48 billion, or 34.39%, from total liabilities of $7.20 billion at December 31, 2017. The increase in total liabilities at December 31, 2018 included $2.87 billion of total deposits assumed from CB during the third quarter of 2018. Total equity increased $781.9 million, or 73.13%, to $1.85 billion at December 31, 2018, compared to total equity of $1.07 billion at December 31, 2017. The $781.9 million increase in equity was due to $722.8 million for the issuance of common stock for the acquisition of CB, $152.0 million in net earnings and $2.8 million for various stock based compensation items. This was offset by $70.2 million in cash dividends declared, a $20.1 million decrease in other comprehensive income, net of tax, resulting from the net change in fair value of our investment securities portfolio, and $7.8 million for the repurchase of common stock. In December 2018, under our common stock repurchase program, we repurchased 340,000 shares of common stock at an average price of $19.49.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2018, we reported total investment securities of $2.48 billion. This represented a decrease of $432.4 million, or 14.85%, from total investment securities of $2.91 billion at December 31, 2017. At December 31, 2018, investment securities HTM totaled $744.4 million. At December 31, 2018, our investment securities AFS totaled $1.73 billion, inclusive of a pre-tax unrealized loss of $23.6 million. The after-tax unrealized loss reported in AOCI on investment securities AFS was $16.6 million.

As of December 31, 2018, the Company had a pre-tax net unrealized holding loss on total investment securities of $23.6 million, compared to a pre-tax net unrealized holding gain of $2.9 million at December 31, 2017. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For 2018, total repayments/maturities and proceeds from sales of investment securities totaled $489.6 million, compared to $572.8 million for 2017. The Company purchased additional investment securities totaling $98.7 million and $362.0 million for 2018 and 2017, respectively. At the close of the merger in the third quarter of 2018, we liquidated the entire investment security portfolio of $717.0 million acquired from CB. No other investment securities were sold in 2018. This compares to one investment security sold in 2017 with a recognized gain of $402,000, and two investment securities sold in 2016 with a recognized gain of $548,000.

The tables below summarize the fair value of AFS and HTM investment securities for the periods presented.

	December 31,
	2018		2017		2016
	Fair Value	Percent	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Government agency/GSE	$-	-	$-	-	$2,752	0.12%
Residential mortgage-backed securities	1,474,508	85.03%	1,750,909	84.14%	1,834,748	80.81%
CMO/REMIC - residential	214,051	12.34%	273,829	13.16%	347,189	15.29%
Municipal bonds	44,810	2.59%	55,496	2.66%	80,071	3.53%
Other securities	716	0.04%	751	0.04%	5,706	0.25%

Total available-for-sale securities	$1,734,085	100.00%	$2,080,985	100.00%	$2,270,466	100.00%

	December 31,
	2018		2017		2016
	Amortized Cost	Percent	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$138,274	18.57%	$159,716	19.25%	$182,648	20.03%
Residential mortgage-backed securities	153,874	20.67%	176,427	21.26%	193,699	21.25%
CMO	215,336	28.93%	225,072	27.12%	244,419	26.81%
Municipal bonds	236,956	31.83%	268,675	32.37%	290,910	31.91%

Total held-to-maturity securities	$744,440	100.00%	$829,890	100.00%	$911,676	100.00%

Fair Value	$721,537		$819,215		$897,374

The maturity distribution of the AFS and HTM portfolios consist of the following for the period presented.

	December 31, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$7,645	$1,348,584	$117,988	$291	$1,474,508	85.03%
CMO/REMIC - residential	2,220	197,811	14,020	-	214,051	12.34%
Municipal bonds (1)	3,489	8,291	8,492	24,538	44,810	2.59%
Other securities	716	-	-	-	716	0.04%

Total	$14,070	$1,554,686	$140,500	$24,829	$1,734,085	100.00%

Weighted average yield:
Residential mortgage-backed securities	3.56%	2.57%	2.51%	5.36%	2.57%
CMO/REMIC - residential	3.42%	2.48%	2.46%	-	2.49%
Municipal bonds (1)	4.33%	1.92%	3.56%	2.44%	2.70%
Other securities	2.31%	-	-	-	2.31%
Total	3.55%	2.56%	2.57%	2.48%	2.56%

(1)	The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax-equivalent yield at December 31, 2018 was 3.41%.

	December 31, 2018
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$-	$138,274	$138,274	18.57%
Residential mortgage-backed securities	-	68,845	80,765	4,264	153,874	20.67%
CMO	-	202,033	13,303	-	215,336	28.93%
Municipal bonds (1)	500	18,089	102,993	115,374	236,956	31.83%

Total	$500	$288,967	$197,061	$257,912	$744,440	100.00%

Weighted average yield:
Government agency/GSE	-	-	-	1.89%	1.89%
Residential mortgage-backed securities	-	2.41%	2.56%	3.05%	2.51%
CMO	-	2.09%	2.00%	-	2.08%
Municipal bonds (1)	4.07%	3.09%	3.05%	2.59%	2.83%
Total	4.07%	2.23%	2.78%	2.22%	2.37%

(1)	The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 31, 2018 was 3.59%.

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

The weighted-average yield on the total investment portfolio at December 31, 2018 was 2.55% with a weighted-average life of 4.3 years. This compares to a weighted-average yield of 2.50% at December 31, 2017 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the securities in the total investment portfolio, at December 31, 2018, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2018, approximately $89.7 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio, are predominately AA or higher rated securities.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers for the periods presented.

	December 31, 2018		December 31, 2017
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal National Mortgage Association	$955,546	$944,989	$1,164,683	$1,170,306
Federal Home Loan Mortgage Corporation	871,257	856,427	991,287	988,480
Government National Mortgage Association	253,735	241,130	268,369	259,521
Small Business Administration (1)	138,274	136,224	159,291	158,011

(1)	Investment securities from this issuer were no longer in excess of 10% of shareholders’ equity as of December 31, 2018.

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state for the periods presented.

	December 31, 2018
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,078	24.3%	$10,599	23.7%
Iowa	8,617	18.9%	8,615	19.2%
Connecticut	6,305	13.8%	6,167	13.8%
California	5,641	12.4%	5,758	12.8%
Massachusetts	4,153	9.1%	3,934	8.8%
Ohio	2,135	4.7%	2,141	4.8%
All other states (9 states)	7,692	16.8%	7,596	16.9%

Total	$45,621	100.0%	$44,810	100.0%

Municipal Securities held-to-maturity:
Minnesota	$54,370	22.9%	$52,732	22.8%
Texas	28,510	12.0%	27,893	12.1%
Massachusetts	27,191	11.5%	26,369	11.4%
Louisiana	12,804	5.4%	12,364	5.3%
Wisconsin	12,315	5.2%	11,777	5.1%
Pennsylvania	11,682	4.9%	11,731	5.1%
All other states (21 states)	90,084	38.1%	88,458	38.2%

Total	$236,956	100.0%	$231,324	100.0%

	December 31, 2017
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,089	20.2%	$10,992	19.8%
Iowa	8,618	15.7%	8,865	16.0%
Connecticut	6,639	12.1%	6,672	12.0%
California	5,609	10.2%	5,751	10.4%
Massachusetts	5,061	9.2%	5,040	9.1%
Arizona	2,698	4.9%	2,733	4.9%
All other states (9 states)	15,252	27.7%	15,443	27.8%

Total	$54,966	100.0%	$55,496	100.0%

Municipal Securities held-to-maturity:
Minnesota	$59,813	22.3%	$59,213	22.1%
Texas	32,025	11.9%	31,929	11.9%
Massachusetts	27,281	10.2%	27,217	10.2%
New York	14,718	5.5%	14,727	5.5%
Wisconsin	12,675	4.7%	12,472	4.7%
Louisiana	12,906	4.8%	12,652	4.7%
All other states (21 states)	109,257	40.6%	109,426	40.9%

Total	$268,675	100.0%	$267,636	100.0%

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily- impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC - residential	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Residential mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

The Company did not record any charges for other-than-temporary impairment losses for the years ended December 31, 2018 and 2017.

Loans

Total loans and leases, net of deferred fees and discounts, of $7.76 billion at December 31, 2018, increased by $2.93 billion, or 60.74%, from $4.83 billion at December 31, 2017. The increase in total loans included $2.73 billion of loans acquired from CB in the third quarter of 2018. Excluding the acquired CB loans, total loans increased by $199.9 million, or 4.14%, for 2018. Commercial real estate loans grew by $223.1 million and dairy & livestock and agribusiness loans increased by $34.1 million. This growth was partially offset by decreases of $46.6 million in commercial and industrial loans, and $13.5 million in consumer and other loans.

Total loans, net of deferred loan fees, comprise 75.47% of our total earning assets as of December 31, 2018. The following table presents our loan portfolio, excluding PCI loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Commercial and industrial	$1,002,209	$513,325	$485,078	$434,099	$390,011
SBA	350,043	122,055	97,184	106,867	134,265
Real estate:
Commercial real estate	5,394,229	3,376,713	2,930,141	2,643,184	2,487,803
Construction	122,782	77,982	85,879	68,563	55,173
SFR mortgage	296,504	236,202	250,605	233,754	205,124
Dairy & livestock and agribusiness	393,843	347,289	338,631	305,509	279,173
Municipal lease finance receivables	64,186	70,243	64,639	74,135	77,834
Consumer and other loans	128,429	64,229	78,274	69,278	69,884

Gross loans, excluding PCI loans	7,752,225	4,808,038	4,330,431	3,935,389	3,699,267
Less: Deferred loan fees, net	(4,828)	(6,289)	(6,952)	(8,292)	(8,567)

Gross loans, excluding PCI loans, net of deferred loan fees	7,747,397	4,801,749	4,323,479	3,927,097	3,690,700
Less: Allowance for loan losses	(63,409)	(59,218)	(60,321)	(59,156)	(59,825)

Net loans, excluding PCI loans	7,683,988	4,742,531	4,263,158	3,867,941	3,630,875

PCI Loans	$17,214	$30,908	$73,093	$93,712	$133,496
Discount on PCI loans	-	(2,026)	(1,508)	(3,872)	(7,129)
Less: Allowance for loan losses	(204)	(367)	(1,219)	-	-

PCI loans, net	17,010	28,515	70,366	89,840	126,367

Total loans and lease finance receivables	$7,700,998	$4,771,046	$4,333,524	$3,957,781	$3,757,242

As of December 31, 2018, $229.8 million, or 4.26% of the total commercial real estate loans included loans secured by farmland, compared to $206.1 million, or 6.10%, at December 31, 2017. The loans secured by farmland included $126.9 million for loans secured by dairy & livestock land and $102.9 million for loans secured by agricultural land at December 31, 2018, compared to $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017. As of December 31, 2018, dairy & livestock and agribusiness loans of $393.8 million were comprised of $340.5 million for dairy & livestock loans and $53.3 million for agribusiness loans, compared to $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans at December 31, 2017.

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

As of December 31, 2018, the Company had $181.2 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10%. When the loans are funded the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program.

A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2018, the Company had $170.1 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of December 31, 2018, the Company had $122.8 million in construction loans. This represents 1.58% of total gross loans held-for-investment. There were no PCI construction loans at December 31, 2018. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. At December 31, 2018, construction loans consisted of $66.9 million in SFR construction loans and $55.9 million in commercial construction loans. There were no nonperforming construction loans at December 31, 2018.

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

The following table presents PCI loans by type for the periods presented.

Distribution of Loan Portfolio by Type

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Commercial and industrial	$519	$934	$2,309	$7,473	$14,605
SBA	1,258	1,383	327	393	1,110
Real estate:
Commercial real estate	14,407	27,431	67,594	81,786	109,350
Construction	-	-	-	-	-
SFR mortgage	145	162	178	193	205
Dairy & livestock and agribusiness	700	770	1,216	1,429	4,890
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	185	228	1,469	2,438	3,336

Gross PCI loans	17,214	30,908	73,093	93,712	133,496
Less: Purchase accounting discount	-	(2,026)	(1,508)	(3,872)	(7,129)

Gross PCI loans, net of discount	17,214	28,882	71,585	89,840	126,367
Less: Allowance for PCI loan losses	(204)	(367)	(1,219)	-	-

Net PCI loans	$17,010	$28,515	$70,366	$89,840	$126,367

Our loan portfolio is geographically disbursed throughout our marketplace, with less than 5% located outside of California. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of December 31, 2018.

	December 31, 2018
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,414,138	44.1%	$2,352,477	43.6%
Central Valley	1,095,139	14.1%	777,399	14.4%
Inland Empire	1,061,652	13.7%	902,730	16.7%
Orange County	1,020,748	13.2%	660,900	12.2%
Central Coast	443,700	5.7%	343,790	6.4%
San Diego	243,277	3.1%	127,579	2.4%
Other California	156,906	2.0%	67,989	1.3%
Out of State	316,665	4.1%	161,365	3.0%

	$7,752,225	100.0%	$5,394,229	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of December 31, 2018.

December 31, 2018
	Total PCI Loans		Commercial Real Estate Loans
(Dollars in thousands)
Central Valley	$17,214	100.0%	$14,407	100.0%
Los Angeles County	-	-	-	-
Central Coast	-	-	-	-
Other California	-	-	-	-
Out of State	-	-	-	-

	$17,214	100.0%	$14,407	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans.

	December 31, 2018
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$280,872	4.9%	100.0%	$617
SFR mortgage - Mortgage pools	15,632	0.3%	100.0%	252

Total SFR mortgage	296,504	5.2%

Commercial real estate:
Multi-family	537,644	9.4%	0.6%	1,591
Industrial	1,933,155	34.0%	56.2%	1,443
Office	914,192	16.1%	27.4%	1,451
Retail	828,040	14.5%	12.2%	1,714
Medical	276,955	4.9%	46.4%	1,822
Secured by farmland (2)	229,789	4.0%	98.6%	2,108
Other (3)	674,454	11.9%	48.5%	1,457

Total commercial real estate	5,394,229	94.8%

Total SFR mortgage and commercial real estate loans	$5,690,733	100.0%	42.5%	1,411

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $126.9 million for loans secured by dairy & livestock land and $102.9 million for loans secured by agricultural land at December 31, 2018.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

In the table above, SFR mortgage - Direct loans include SFR mortgage loans which are currently generated through an internal program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $45.4 million under this program during 2018.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, SFR mortgage—Mortgage Pools, with a remaining balance totaling $15.6 million at December 31, 2018. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio.

	December 31, 2018
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$145	1.0%	100.0%	$145
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	145	1.0%
Commercial real estate:
Multi-family	552	3.8%	-	552
Industrial	2,426	16.6%	77.6%	303
Office	1,265	8.7%	100.0%	422
Retail	1,393	9.6%	-	348
Medical	1,951	13.4%	100.0%	650
Secured by farmland	1,163	8.0%	100.0%	291
Other (2)	5,657	38.9%	76.2%	435

Total commercial real estate	14,407	99.0%

Total SFR mortgage and commercial real estate loans	$14,552	100.0%	73.7%	393

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches and gas stations, which represents approximately 76% of other loans.

The table below provides the maturity distribution for held-for-investment total gross loans, including PCI loans, as of December 31, 2018. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category at December 31, 2018

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of Loans:
Commercial and industrial	$445,699	$379,867	$177,162	$1,002,728
SBA	2,137	20,474	328,690	351,301
Real estate:
Commercial real estate	264,715	1,644,371	3,499,550	5,408,636
Construction	97,833	24,672	277	122,782
SFR mortgage	6,316	14,425	275,908	296,649
Dairy & livestock and agribusiness	341,483	37,485	15,575	394,543
Municipal lease finance receivables	585	7,285	56,316	64,186
Consumer and other loans	12,605	20,453	95,556	128,614

Total gross loans	$1,171,373	$2,149,032	$4,449,034	$7,769,439

Amount of Loans based upon:
Fixed Rates	$227,900	$1,441,432	$2,094,774	$3,764,106
Floating or adjustable rates	943,473	707,600	2,354,260	4,005,333

Total gross loans	$1,171,373	$2,149,032	$4,449,034	$7,769,439

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2018, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for loan losses.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, as of December 31 for each of the last five years.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans	$16,442	$6,516	$5,526	$8,397	$11,901
Troubled debt restructured loans (nonperforming)	3,509	4,200	1,626	12,622	20,285
OREO, net	420	4,527	4,527	6,993	5,637

Total nonperforming assets	$20,371	$15,243	$11,679	$28,012	$37,823

Troubled debt restructured performing loans	$3,594	$4,809	$19,233	$42,687	$53,589

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.26%	0.32%	0.27%	0.70%	0.99%

Percentage of nonperforming assets to total assets	0.18%	0.18%	0.14%	0.37%	0.51%

At December 31, 2018, loans classified as impaired, excluding PCI loans, totaled $23.5 million, or 0.30% of total gross loans, compared to $15.5 million, or 0.32% of total loans at December 31, 2017. At December 31, 2018, nonperforming loans of $20.0 million included $12.3 million of loans acquired from CB in the third quarter of 2018. At December 31, 2018, impaired loans which were restructured in a TDR represented $7.1 million, of which $3.5 million were nonperforming and $3.6 million were performing.

Of the $23.5 million total impaired loans as of December 31, 2018, $20.5 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $3.0 million.

Troubled Debt Restructurings

Total TDRs were $7.1 million at December 31, 2018, compared to $9.0 million at December 31, 2017. At December 31, 2018, we had $3.5 million in nonperforming TDRs and $3.6 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	December 31, 2018		December 31, 2017
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$135	2	$190	3
SBA	575	1	625	1
Real Estate:
Commercial real estate	472	1	1,291	2
Construction	-	-	-	-
SFR mortgage	2,412	9	2,703	10
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$3,594	13	$4,809	16

Nonperforming TDRs:
Commercial and industrial	$21	1	$50	1
SBA	-	-	281	2
Real Estate:
Commercial real estate	3,143	1	3,791	2
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	78	1	78	1
Consumer and other	267	1	-	-

Total nonperforming TDRs	$3,509	4	$4,200	6

Total TDRs	$7,103	17	$9,009	22

At December 31, 2018 and 2017, $490,000 and $1,000 of the allowance for loan losses was specifically allocated to TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. During the years ended December 31, 2018 and 2017, there were no charge-offs on TDRs.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$7,490	$3,026	$204	$272	$250
SBA	2,892	3,005	574	589	906
Real estate:
Commercial real estate	6,068	5,856	6,517	6,746	6,842
Construction	-	-	-	-	-
SFR mortgage	2,937	2,961	1,578	1,309	1,337
Dairy & livestock and agribusiness	78	775	800	818	829
Consumer and other loans	486	807	509	438	552

Total	$19,951	$16,430	$10,182	$10,172	$10,716

% of Total gross loans	0.26%	0.22%	0.21%	0.21%	0.22%

Past due 30-89 days:
Commercial and industrial	$909	$274	$-	$-	$768
SBA	1,307	123	-	-	403
Real estate:
Commercial real estate	2,789	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	285	-	-	680	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	98	47	63	1

Total	$5,290	$495	$47	$743	$1,172

% of Total gross loans	0.07%	0.01%	0.001%	0.02%	0.02%

OREO:
Real estate:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	4,527
SFR mortgage	420	420	-	-	-

Total	$420	$420	$-	$-	$4,527

Total nonperforming, past due, and OREO	$25,661	$17,345	$10,229	$10,915	$16,415

% of Total gross loans	0.33%	0.23%	0.21%	0.23%	0.34%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $20.0 million at December 31, 2018, or 0.26% of total loans. Total nonperforming loans at December 31, 2018 included $12.3 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $10.7 million, or 0.22% of total loans, at December 31, 2017. The $9.2 million increase in nonperforming loans was primarily due to a $7.2 million increase in nonperforming commercial and industrial loans, a $2.0 million increase in nonperforming SBA loans, and a $1.6 million increase in nonperforming SFR mortgage loans, partially offset by a $774,000 decrease in nonperforming commercial real estate loans and a $751,000 decrease in nonperforming dairy & livestock and agribusiness loans.

At December 31, 2018, we had one OREO property with a carrying value of $420,000, compared to one property with a carrying value of $4.5 million at December 31, 2017. During 2018, we sold one OREO property, realizing a net gain on sale of $3.5 million. There was one addition to OREO for the twelve months ended December 31, 2018.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” included herein.

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2018, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of December 31, 2018 and 2017.

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

The allowance for loan losses totaled $63.6 million as of December 31, 2018, compared to $59.6 million as of December 31, 2017. The allowance for loan losses was increased by net recoveries of $2.5 million and $1.5 million in provision for loan losses for the year ended December 31, 2018. This compares to an $8.5 million loan loss provision recapture, offset by net recoveries of $6.5 million for the same period of 2017.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and recapture of provision for loan losses for the periods presented.

	As of and For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$59,585	$61,540	$59,156	$59,825	$75,235
Charge-offs:
Commercial and industrial	(10)	(138)	(120)	(411)	(888)
SBA	(257)	-	-	(37)	(50)
Commercial real estate	-	-	-	(117)	(353)
Construction	-	-	-	-	-
SFR mortgage	(13)	-	(102)	(215)	-
Dairy & livestock and agribusiness	-	-	-	-	(1,061)
Consumer and other loans	(11)	(13)	(16)	(229)	(17)

Total charge-offs	(291)	(151)	(238)	(1,009)	(2,369)

Recoveries:
Commercial and industrial	82	118	630	319	873
SBA	20	78	40	41	114
Commercial real estate	-	154	792	4,330	140
Construction	2,506	6,036	7,174	581	885
SFR mortgage	51	212	-	186	401
Dairy & livestock and agribusiness	19	19	216	407	492
Consumer and other loans	141	79	170	76	154

Total recoveries	2,819	6,696	9,022	5,940	3,059

Net recoveries	2,528	6,545	8,784	4,931	690
Provision for (recapture of) loan losses	1,500	(8,500)	(6,400)	(5,600)	(16,100)

Allowance for loan losses at end of period	$63,613	$59,585	$61,540	$59,156	$59,825

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,306	$6,706	$7,156	$7,656	$9,088
Estimated fair value of reserve for unfunded loan commitment assumed from Community Bank	2,903	-	-	-	-
Other	-	-	-	-	(182)
Recapture of provision for unfunded loan commitments	(250)	(400)	(450)	(500)	(1,250)

Reserve for unfunded loan commitments at end of period	$8,959	$6,306	$6,706	$7,156	$7,656

Reserve for unfunded loan commitments to total unfunded loan commitments	0.51%	0.66%	0.76%	0.92%	1.05%
Amount of total loans at end of period (1)	$7,764,611	$4,830,631	$4,395,064	$4,016,937	$3,817,067
Average total loans outstanding (1)	$5,905,674	$4,623,244	$4,195,129	$3,782,133	$3,598,720

Net recoveries to average total loans	0.04%	0.14%	0.21%	0.13%	0.02%
Net recoveries to total loans at end of period	0.03%	0.14%	0.20%	0.12%	0.02%
Allowance for loan losses to average total loans	1.08%	1.29%	1.47%	1.56%	1.66%
Allowance for loan losses to total loans at end of period	0.82%	1.23%	1.40%	1.47%	1.57%
Net recoveries to allowance for loan losses	3.97%	10.98%	14.27%	8.34%	1.15%
Net recoveries to (provision for) recapture of loan losses	-168.53%	77.00%	137.25%	88.05%	4.29%

(1)	Net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $561,000 (0.88%) and $75,000 (0.13%) of the total allowance as of December 31, 2018 and December 31, 2017, respectively.

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

There have been no material changes to the Bank’s ALLL methodology during 2018. The ALLL balance increased during 2018 by a net recovery of loans of $2.5 million and $1.5 million in provision for loan losses. The Bank determined that the ALLL balance of $63.6 million was appropriate as a result of the net effect of additional requirements related to loan growth experienced during the twelve month period within the commercial real estate and dairy & livestock and agribusiness segments of the non-acquired loan portfolio and reduced reserve requirements for (i) continued, moderate reductions in the historical loss rates for all portfolio segments (ii) positive migration in risk grades, and (iii) modest decrease in qualitative factors due to a decrease in the effect from various economic factors and certain factors specific to the loan portfolio.

While we believe that the allowance at December 31, 2018 was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

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

Allocation of Allowance for Loan Losses

	December 31,
	2018		2017		2016		2015		2014
	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category
	(Dollars in thousands)
Commercial and industrial	$7,520	12.9%	$7,280	10.6%	$8,154	11.0%	$8,588	10.8%	$7,074	10.2%
SBA	1,062	4.5%	869	2.5%	871	2.2%	993	2.7%	2,557	3.5%
Real estate:
Commercial real estate	44,934	69.4%	41,722	69.8%	37,443	66.6%	36,995	65.7%	33,373	65.0%
Construction	981	1.6%	984	1.6%	1,096	1.9%	2,389	1.7%	988	1.5%
SFR mortgage	2,196	3.8%	2,112	4.9%	2,287	5.7%	2,103	5.8%	2,344	5.4%
Dairy & livestock and agribusiness	5,215	5.1%	4,647	7.2%	8,541	7.7%	6,029	7.6%	5,479	7.3%
Municipal lease finance receivables	775	0.8%	851	1.5%	941	1.5%	1,153	1.8%	1,412	2.0%
Consumer and other loans	726	1.7%	753	1.3%	988	1.8%	906	1.7%	1,262	1.8%
PCI loans	204	0.2%	367	0.6%	1,219	1.6%	-	2.2%	-	3.3%
Unallocated (1)	-	-	-	-	-	-	-	-	5,336	-

Total	$63,613	100.0%	$59,585	100.0%	$61,540	100.0%	$59,156	100.0%	$59,825	100.0%

(1)

Based upon changes to our ALLL methodology, beginning with the fourth quarter of 2015 and coinciding with the implementation of the new ALLL methodology, the Bank’s previous “unallocated reserve” was absorbed into the qualitative component of the allowance.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $8.83 billion at December 31, 2018. This represented an increase of $2.28 billion, or 34.84%, over total deposits of $6.55 billion at December 31, 2017. This increase included $1.26 billion of noninterest-bearing deposits and $2.87 billion of total deposits assumed from CB during the third quarter of 2018.

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	For the Year Ended December 31,
	2018		2017		2016
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$4,449,110	-	$3,856,987	-	$3,539,707	-
Interest-bearing deposits
Investment checking	438,112	0.08%	421,795	0.08%	397,463	0.07%
Money market	1,834,540	0.36%	1,547,565	0.27%	1,462,679	0.26%
Savings	384,008	0.10%	367,782	0.10%	325,351	0.10%
Time deposits	453,031	0.57%	401,033	0.28%	584,149	0.27%

Total deposits	$7,558,801		$6,595,162		$6,309,349

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average noninterest-bearing deposits totaled $4.45 billion for 2018, representing an increase of $592.1 million, or 15.35%, from average demand deposits of $3.86 billion for 2017. Average noninterest-bearing deposits represented 58.86% of total average deposits for 2018, compared to 58.48% of total average deposits for 2017.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $2.66 billion for 2018, representing an increase of $319.5 million, or 13.67%, from average savings deposits of $2.34 billion for 2017. This increase included $1.32 billion of savings deposits assumed from CB during the third quarter of 2018.

Average time deposits totaled $453.0 million for 2018, representing an increase of $52.0 million, or 12.97%, from total average time deposits of $401.0 million for 2017. This increase included $291.6 million time deposits assumed from CB during the third quarter of 2018.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2018.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2018
(Dollars in thousands)
3 months or less	$32,203
Over 3 months through 6 months	20,822
Over 6 months through 12 months	42,196
Over 12 months	30,205

Total	$125,426

Time deposits totaled $531.9 million at December 31, 2018, representing an increase of $146.6 million, or 38.04%, from total time deposits of $385.3 million for December 31, 2017.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 5.90% for 2018, compared to 7.65% for 2017.

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding as of and for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
		(Dollars in thousands)
At December 31, 2018
Amount outstanding	$442,255	$-	$280,000	$722,255
Weighted-average interest rate	0.39%	-	2.53%	1.22%
For the year ended December 31, 2018
Highest amount at month-end	$556,356	$-	$280,000	$836,356
Daily-average amount outstanding	$439,658	$2,446	$31,648	$473,752
Weighted-average interest rate	0.31%	1.59%	2.09%	0.44%
At December 31, 2017
Amount outstanding	$553,773	$-	$-	$553,773
Weighted-average interest rate	0.30%	-	-	0.30%
For the year ended December 31, 2017
Highest amount at month-end	$607,777	$-	$63,000	$670,777
Daily-average amount outstanding	$529,447	$-	$16,770	$546,217
Weighted-average interest rate	0.27%	-	1.00%	0.29%
At December 31, 2016
Amount outstanding	$603,028	$-	$53,000	$656,028
Weighted-average interest rate	0.26%	-	0.55%	0.28%
For the year ended December 31, 2016
Highest amount at month-end	$753,345	$5,000	$53,000	$811,345
Daily-average amount outstanding	$608,779	$710	$2,322	$611,811
Weighted-average interest rate	0.24%	1.19%	0.41%	0.24%

At December 31, 2018, our borrowings included $442.3 million of repurchase agreements and $280.0 million in other short-term borrowings. At December 31, 2017, our borrowings included $553.8 million in repurchase agreements and zero short-term borrowings.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2018, total funds borrowed under these agreements were $442.3 million with a weighted average interest rate of 0.39%, compared to $553.8 million with a weighted average rate of 0.30% as of December 31, 2017.

At December 31, 2018, borrowed funds (customer repurchase agreements, FHLB advances and other borrowings) totaled $772.3 million. This represented an increase of $168.5 million, or 30.42%, from total borrowed funds of $553.8 million at December 31, 2017. At December 31, 2018, we had $280.0 million overnight borrowings with the FHLB at a cost of 2.53%.

At December 31, 2018, $5.71 billion of loans and $1.66 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2018.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$8,827,490	$8,694,281	$117,608	$6,906	$8,695
Customer repurchase agreements (1)	442,255	442,255	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	20,033	945	1,321	1,034	16,733
Operating leases	24,961	9,261	9,995	3,998	1,707
Affordable housing investments	8,728	6,258	1,621	789	60

Total	$9,349,241	$9,153,000	$130,545	$12,727	$52,969

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At December 31, 2018 we had $280.0 million in short-term borrowings with the FHLB at a cost of 2.53%, compared to no short-term borrowings with the FHLB at December 31, 2017.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2018.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$1,076,584	$723,174	$290,998	$14,179	$48,233
SBA	848	-	4	-	844
Real estate:
Commercial real estate	255,071	84,261	81,665	77,442	11,703
Construction	98,639	67,141	28,298	-	3,200
SFR Mortgage	10,047	1,209	5,576	-	3,262
Dairy & livestock and agribusiness (1)	98,345	93,279	5,066	-	-
Consumer and other loans	154,867	11,763	8,960	5,179	128,965

Total commitment to extend credit	1,694,401	980,827	420,567	96,800	196,207
Obligations under letters of credit	54,303	51,801	2,254	248	-

Total	$1,748,704	$1,032,628	$422,821	$97,048	$196,207

(1)	Total commitments to extend credit to agribusiness were $13.7 million at December 31, 2018.

As of December 31, 2018, we had commitments to extend credit of approximately $1.69 billion, and obligations under letters of credit of $54.3 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded a recapture of provision for unfunded loan commitments of $250,000 for 2018, compared to $400,000 for 2017. The Company had a reserve for unfunded loan commitments of $9.0 million as of December 31, 2018 and $6.3 million as of December 31, 2017 included in other liabilities.

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

The Company’s total equity was $1.85 billion at December 31, 2018. This represented an increase of $781.9 million, or 73.13%, from total equity of $1.07 billion at December 31, 2017. This increase was due to $722.8 million for the issuance of common stock for the acquisition of CB, $152.0 million in net earnings and $5.2 million for various stock based compensation items. This was offset by $70.2 million in cash dividends declared, a $20.1 million decline in other comprehensive income resulting from the tax effected impact of the decline in market value of our investment securities portfolio, and $7.8 million for the repurchase of common stock.

During 2018, the Board of Directors of CVB declared quarterly cash dividends totaling $0.56 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in CVB’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of CVB’s outstanding shares at the time of authorization, and adopted a 10b5-1. There is no expiration date for this repurchase program. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M, due to the then-pending CB acquisition and contemplated issuance of shares of CVB. A new 10b5-1 plan was approved by the Board of Directors and became effective on November 1, 2018. During 2018, the Company repurchased 340,283 shares of CVB common stock outstanding. As of December 31, 2018, we have 9,577,917 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2018, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business—Regulation and Supervision—Capital Adequacy Requirements”.

At December 31, 2018, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			December 31, 2018		December 31, 2017
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	10.98%	10.90%	11.88%	11.77%
Common equity Tier I capital ratio	4.50%	6.50%	13.04%	13.22%	16.43%	16.71%
Tier 1 risk-based capital ratio	6.00%	8.00%	13.32%	13.22%	16.87%	16.71%
Total risk-based capital ratio	8.00%	10.00%	14.13%	14.03%	18.01%	17.86%

Basel III also introduces a new “capital conservation buffer,” composed entirely of CET1, on top of minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum requirement but below the capital conservation buffer will face constraints on dividends, equity repurchases and payment of discretionary bonuses based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and has been fully phased in over a four-year period reaching 2.5% on January 1, 2019. The Company and the Bank are now required to maintain minimum capital ratios as follows:

	Common Equity Tier 1 Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Tier 1 Leverage Ratio
Regulatory minimum ratio	4.5%	6.0%	8.0%	4.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%	-
Regulatory minimum ratio plus capital conservation buffer	7.0%	8.5%	10.5%	4.0%

It is possible that further increases in regulatory capital may be required in response to the implementation of the Basel III final rule. The exact amount, however, will depend upon regulatory determinations and our prevailing risk profile under various stress scenarios.

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

•	then-existing general economic and business conditions affecting the key lending areas of the Company;

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States;

•	credit quality trends (including trends in past due loans, adversely graded loans, and nonperforming loans expected to result from existing conditions);

•	collateral values, including changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	changes in lending policies and procedures;

•	changes in loan volumes;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the portfolio;

•	duration of the current business cycle; and

•	the effect of external factors such as legal and regulatory requirements, including bank regulatory examination results and findings of the Company’s external credit examiners.

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

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $8.83 billion at December 31, 2018 increased $2.28 billion, or 34.84%, over total deposits of $6.55 billion at December 31, 2017.

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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2018 and 2017. For further details, see our “Consolidated Statements of Cash Flows” under Part IV consolidated financial statements of this report.

Consolidated Summary of Cash Flows

	For the Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Average cash and cash equivalents	$227,887	$188,989
Percentage of total average assets	2.40%	2.28%

Net cash provided by operating activities	$168,378	$138,409
Net cash provided by investing activities	807,656	140,035
Net cash used in financing activities	(956,463)	(255,700)

Net increase in cash and cash equivalents	$19,571	$22,744

Average cash and cash equivalents increased by $38.9 million, or 20.58%, to $227.9 million for the year ended December 31, 2018, compared to $189.0 million for the same period of 2017.

At December 31, 2018, cash and cash equivalents totaled $163.9 million. This represented an increase of $19.6 million, or 13.56%, from $144.4 million at December 31, 2017.

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

The table below provides the actual balances as of December 31, 2018 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2018, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2018	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$1,734,085	2.42%	$15,186	$36,616	$279,428	$750,825	$652,030	$1,734,085
Investment securities held-to-maturity (1)	744,440	2.62%	53,877	24,960	17,491	169,709	478,403	721,537
Investment in FHLB stock	17,688	10.52%	-	-	-	-	17,688	-
Interest-earning deposits due from Federal Reserve and with other institutions	27,610	1.69%	25,123	1,747	-	-	740	27,279
Loans and lease finance receivables (2)	7,764,611	4.97%	1,171,373	486,017	342,701	579,876	5,184,644	7,494,345

Total interest-earning assets	$10,288,434		$1,265,559	$549,340	$639,620	$1,500,410	$6,333,505	$9,977,246

Interest-bearing liabilities:
Interest-bearing deposits	$3,622,703	0.32%	$3,489,494	$70,898	$46,710	$5,320	$10,281	$3,614,682
Borrowings	722,255	0.43%	722,255	-	-	-	-	721,601
Junior subordinated debentures	25,774	3.58%	-	-	-	-	25,774	21,176

Total interest-bearing liabilities	$4,370,732		$4,211,749	$70,898	$46,710	$5,320	$36,055	$4,357,459

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Gross loans, net of deferred loan fees, costs and discounts.

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

The following depicts the Company’s net interest income sensitivity analysis for the periods presented below.

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2018			December 31, 2017
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	3.80%	7.40%	+ 200 basis points	3.17%	6.35%
- 200 basis points	-5.29%	-10.26%	- 100 basis points (2)	-2.70%	-5.53%

(1)    Percentage change from base.

(2)    Policy at December 31, 2017.

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2018, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	December 31, 2018	December 31, 2017
200 bp decrease in interest rates	-24.4%	n/a
100 bp decrease in interest rates	-10.2%	-9.8%
100 bp increase in interest rates	5.8%	4.2%
200 bp increase in interest rates	10.3%	7.1%
300 bp increase in interest rates	13.8%	6.0%
400 bp increase in interest rates	16.6%	4.2%

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

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company;

•	Most of our investment securities are either municipal securities or securities either issued or guaranteed by government, agencies, including Fannie Mae, Freddie Mac, SBA or FHLB;

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of A or above;

•

We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is predominately supported by insurance companies that carry an AM Best rating of A- or greater;

•

We have no significant Counterparty exposure related to derivatives such as interest rate swaps. Our Counterparty is a major financial institution and our agreement requires the Counterparty to post cash collateral for mark-to-market balances due to us;

•

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is generally mitigated as the loans with swaps are underwritten to take into account potential additional exposure;

•

As of December 31, 2018, we had $364.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $60.0 billion in assets. These lines of credit are available for overnight borrowings; and

•	At December 31, 2018, we had $280,000 short-term borrowings with FHLB. Our secured borrowing capacity with the FHLB was $3.31 billion, of which $3.02 billion was available as of December 31, 2018;

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

Our Risk Management Policy and Program and the Code of Ethical Conduct are cornerstones for controlling compliance risk. An integral part of controlling this risk is the proper training of associates. The Chief Risk Officer is responsible for developing and executing a comprehensive compliance training program. The Chief Risk Officer, in consultation with our internal and external legal counsel, seeks to provide our associates with adequate training commensurate to their job functions to ensure compliance with banking laws and regulations.

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

1.	Banks of comparable size;

2.	High performing banks; and

3.	A list of specific banks.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2018.

2)	Auditor attestation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited CVB Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 1, 2019

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

During the fiscal quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following table summarizes information as of December 31, 2018 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	531,916	$16.73	8,019,000
Equity compensation plans not approved by security holders	-	$-	-

Total	531,916	$16.73	8,019,000

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1)	All Financial Statements Reference is made to the Index to Financial Statements on page 92 for a list of financial statements filed as part of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules Reference is made to the Index to Financial Statements on page 92 for the listing of supplementary financial statement schedules required by this item.

	(3)	Exhibits The listing of exhibits required by this item is set forth in the Index to Exhibits on page 98 of this Annual Report on Form 10-K.

(b)	Exhibits See Index to Exhibits on Page 98 of this Form 10-K.

(c)	Financial Statement Schedules There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

ITEM 16.	FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit No.
2.1	Agreement and Plan of Reorganization by and among CVB Financial Corp., Citizens Business Bank and Community Bank, dated February 26, 2018(1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Bylaws of CVB Financial Corp., as amended (3)
4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)
10.1(a)	Employment Agreement, dated as of September 12, 2018, by and between Christopher D. Myers, on the one hand, and CVB Financial Corp. and Citizens Business Bank, on the other hand†(5)
10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007†(6)
10.2	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(7)
10.3	Form of Indemnification Agreement (8)
10.4(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(9)
10.4(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(10)
10.4(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(11)
10.4(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(12)
10.4(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(13)
10.4(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(14)
10.4(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(15)
10.4(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(16)
10.5(a)	CVB Financial Corp. 2018 Equity Incentive Plan†(17)
10.5(b)	Form of Stock Option Agreement under 2018 Equity Incentive Plan†(18)
10.5(c)	Form of Restricted Stock Agreement under 2018 Equity Incentive Plan†(19)
10.5(d)	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan†(20)
10.6	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007†(21)
10.7(a)	Offer letter for David A. Brager, dated November 17, 2010†(22)
10.7(b)	Amended and Restated Severance Compensation Agreement by and between David A. Brager and Citizens Business Bank, effective January 1, 2018†(23)
10.8(a)	Offer letter for David C. Harvey, dated December 7, 2009†(24)
10.8(b)	Amended and Restated Severance Compensation Agreement by and between David C. Harvey and Citizens Business Bank, effective January 1, 2018†(25)
10.9	CVB Financial Corp. 2015 Executive Incentive Plan†(26)

10.11(a)	Offer Letter for E. Allen Nicholson executed April 30, 2016†(27)
10.11(b)	Amended and Restated Severance Compensation Agreement by and between E. Allen Nicholson and Citizens Business Bank, effective January 1, 2018†(28)
10.12(a)	Offer Letter for David Farnsworth dated July 1, 2016†(29)
10.12(b)	Amended and Restated Severance Compensation Agreement by and between David Farnsworth and Citizens Business Bank, effective January 1, 2018†(30)
10.13	Amended and Restated Severance Compensation Agreement by and between Yamynn De Angelis and Citizens Business Bank, effective January 1, 2018†(31)
10.14	Severance Compensation Agreement by and between Richard H. Wohl and Citizens Business Bank, effective July 10, 2017†(32)
21	Subsidiaries of the Company*
23	Consent of KPMG LLP*
31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.
31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan.
‡	Except as noted below, Form 8-A12G, Form 8-K, Form 10-Q, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed with the SEC on February 27, 2018.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference to Exhibits 3.2(A) and 3.2(B) to our Annual Report on Form 10-K filed with the SEC on February 27, 2009.
(4)	Incorporated herein by reference to Exhibit 4.1 to our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 12, 2018.
(6)	Incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(7)	Incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 29, 2016.
(9)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(10)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 22, 2009
(11)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(13)	Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.
(14)	Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.
(15)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(16)	Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(17)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 4, 2018.
(18)	Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on May 24, 2018.
(19)	Incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on May 24, 2018.
(20)	Incorporated hereby by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on May 24, 2018.
(21)	Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(22)	Incorporated herein by reference to Exhibit 10.13(A) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
(23)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 11, 2017.
(24)	Incorporated herein by reference to Exhibit 10.21(A) to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(25)	Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 11, 2017.
(26)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 3, 2015.
(27)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2016.
(28)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2017.
(29)	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 9, 2016.
(30)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 11, 2017.
(31)	Incorporated herein by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018.
(32)	Incorporated herein by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2019.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND V. O’BRIEN III	Chairman of the Board	March 1, 2019
Raymond V. O’Brien III

/s/ GEORGE A. BORBA, JR.	Vice Chairman	March 1, 2019
George A. Borba, Jr.

/s/ STEPHEN A. DEL GUERCIO	Director	March 1, 2019
Stephen A. Del Guercio

/s/ RODRIGO GUERRA, JR.	Director	March 1, 2019
Rodrigo Guerra, Jr.

/s/ ANNA KAN	Director	March 1, 2019
Anna Kan

/s/ MARSHALL V. LAITSCH	Director	March 1, 2019
Marshall V. Laitsch

/s/ KRISTINA M. LESLIE	Director	March 1, 2019
Kristina M. Leslie

/s/ HAL W. OSWALT	Director	March 1, 2019
Hal W. Oswalt

/s/ CHRISTOPHER D. MYERS	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Christopher D. Myers

/s/ E. ALLEN NICHOLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
E. Allen Nicholson

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$144,008	$119,841
Interest-earning balances due from Federal Reserve	19,940	24,536

Total cash and cash equivalents	163,948	144,377

Interest-earning balances due from depository institutions	7,670	17,952
Investment securities available-for-sale, at fair value (with amortized cost of $1,757,666 at December 31, 2018, and $2,078,131 at December 31, 2017)	1,734,085	2,080,985
Investment securities held-to-maturity (with fair value of $721,537 at December 31, 2018, and $819,215 at December 31, 2017)	744,440	829,890

Total investment securities	2,478,525	2,910,875

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	7,764,611	4,830,631
Allowance for loan losses	(63,613)	(59,585)

Net loans and lease finance receivables	7,700,998	4,771,046

Premises and equipment, net	58,193	46,166
Bank owned life insurance (BOLI)	220,758	146,486
Accrued interest receivable	30,649	22,704
Intangibles	53,784	6,838
Goodwill	666,539	116,564
Other real estate owned (OREO)	420	4,527
Income taxes	62,174	40,046
Other assets	67,807	25,317

Total assets	$11,529,153	$8,270,586

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,204,787	$3,846,436
Interest-bearing	3,622,703	2,700,417

Total deposits	8,827,490	6,546,853
Customer repurchase agreements	442,255	553,773
Other borrowings	280,000	-
Deferred compensation	20,033	18,223
Junior subordinated debentures	25,774	25,774
Other liabilities	82,411	56,697

Total liabilities	9,677,963	7,201,320

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 140,000,017 at December 31, 2018, and 110,184,922 at December 31, 2017	1,293,669	573,453
Retained earnings	575,805	494,361
Accumulated other comprehensive (loss) income, net of tax	(18,284)	1,452

Total stockholders’ equity	1,851,190	1,069,266

Total liabilities and stockholders’ equity	$11,529,153	$8,270,586

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	For the Year ended December 31,
	2018	2017	2016
Interest income:
Loans and leases, including fees	$293,284	$214,126	$192,992
Investment securities:
Investment securities available-for-sale	45,988	49,778	47,702
Investment securities held-to-maturity	18,901	21,015	20,227

Total investment income	64,889	70,793	67,929

Dividends from FHLB stock	2,045	1,375	2,224
Interest-earning deposits with other institutions and federal funds sold	1,642	932	1,905

Total interest income	361,860	287,226	265,050

Interest expense:
Deposits	9,825	6,044	5,957
Borrowings and customer repurchase agreements	2,067	1,579	1,478
Junior subordinated debentures	923	673	541

Total interest expense	12,815	8,296	7,976

Net interest income before provision for (recapture of) loan losses	349,045	278,930	257,074
Provision for (recapture of) loan losses	1,500	(8,500)	(6,400)

Net interest income after provision for (recapture of) loan losses	347,545	287,430	263,474

Noninterest income:
Service charges on deposit accounts	17,070	15,809	15,066
Trust and investment services	8,774	9,845	9,595
Bankcard services	3,485	3,406	2,921
BOLI income	4,018	3,420	2,612
Gain on sale of loans	-	-	1,101
Gain (loss) on OREO, net	3,546	6	(20)
Other	6,588	9,632	4,277

Total noninterest income	43,481	42,118	35,552

Noninterest expense:
Salaries and employee benefits	100,601	87,065	82,630
Occupancy and equipment	20,841	16,756	15,641
Professional services	6,477	5,940	5,054
Software licenses and maintenance	8,655	6,385	5,465
Marketing and promotion	5,302	4,839	5,027
Recapture of provision for unfunded loan commitments	(250)	(400)	(450)
Amortization of intangible assets	5,254	1,329	1,106
Acquisition related expenses	16,404	2,251	1,897
Impairment loss on asset held-for-sale	-	-	2,558
Legal settlement	-	-	1,500
Other	16,627	16,588	16,312

Total noninterest expense	179,911	140,753	136,740

Earnings before income taxes	211,115	188,795	162,286

Income taxes	59,112	84,384	60,857

Net earnings	$152,003	$104,411	$101,429

Other comprehensive loss:
Unrealized loss on securities arising during the period, before tax	$(28,526)	$(14,629)	$(17,966)
Less: Reclassification adjustment for net gain on securities included in net income	-	(402)	(548)

Other comprehensive loss, before tax	(28,526)	(15,031)	(18,514)
Add: Income tax benefit related to items of other comprehensive loss	8,434	6,312	7,776

Other comprehensive loss, net of tax	(20,092)	(8,719)	(10,738)

Comprehensive income	$131,911	$95,692	$90,691

Basic earnings per common share	$1.25	$0.95	$0.94
Diluted earnings per common share	$1.24	$0.95	$0.94

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	106,385	$502,571	$399,919	$20,909	$923,399
Repurchase of common stock	(116)	(1,907)	-	-	(1,907)
Issuance of common stock for acquisition of County Commerce Bank	1,394	21,642	-	-	21,642
Exercise of stock options	483	5,151	-	-	5,151
Tax benefit from exercise of stock options	-	932	-	-	932
Shares issued pursuant to stock-based compensation plan	106	2,803	-	-	2,803
Cash dividends declared on common stock ($0.48 per share)	-	-	(51,849)	-	(51,849)
Net earnings	-	-	101,429	-	101,429
Other comprehensive loss	-	-	-	(10,738)	(10,738)

Balance, December 31, 2016	108,252	$531,192	$449,499	$10,171	$990,862

Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(50)	(1,128)	-	-	(1,128)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	283	2,683	-	-	2,683
Shares issued pursuant to stock-based compensation plan	66	2,953	-	-	2,953
Cash dividends declared on common stock ($0.54 per share)	-	-	(59,483)	-	(59,483)
Net earnings	-	-	104,411	-	104,411
Other comprehensive loss	-	-	-	(8,719)	(8,719)

Balance, December 31, 2017	110,185	$573,453	$494,361	$1,452	$1,069,266

Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(389)	(7,760)	-	-	(7,760)
Issuance of common stock for acquisition of Community Bank	29,842	722,767	-	-	722,767
Exercise of stock options	167	1,701	-	-	1,701
Shares issued pursuant to stock-based compensation plan	195	3,508	-	-	3,508
Cash dividends declared on common stock ($0.56 per share)	-	-	(70,203)	-	(70,203)
Net earnings	-	-	152,003	-	152,003
Other comprehensive loss	-	-	-	(20,092)	(20,092)

Balance, December 31, 2018	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Interest and dividends received	$363,217	$296,885	$279,210
Service charges and other fees received	35,915	35,003	31,044
Interest paid	(13,241)	(8,286)	(7,987)
Net cash paid to vendors, employees and others	(168,573)	(114,424)	(125,726)
Income taxes	(48,876)	(70,250)	(51,495)
Payments to FDIC, loss share agreement	(64)	(519)	(514)

Net cash provided by operating activities	168,378	138,409	124,532

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	17,250	1,952	1,423
Net change in interest-earning balances from depository institutions	13,076	30,375	47,179
Proceeds from sale of investment securities held-for-sale	716,996	5,403	1,957
Proceeds from repayment of investment securities available-for-sale	383,155	425,666	448,823
Proceeds from maturity of investment securities available-for-sale	24,651	28,620	97,603
Purchases of investment securities available-for-sale	(98,709)	(319,603)	(461,674)
Proceeds from repayment and maturity of investment securities held-to-maturity	81,816	118,540	281,141
Purchases of investment securities held-to-maturity	-	(42,400)	(346,334)
Net (increase) decrease in equity investments	(24,863)	(1,470)	(1,277)
Net increase in loan and lease finance receivables	(179,054)	(111,879)	(203,040)
Proceeds from BOLI death benefit	2,383	2,653	-
Proceeds from sale of loans	-	-	6,417
Proceeds from sale of asset held-for-sale	-	4,012	-
Purchase of premises and equipment	(4,194)	(4,893)	(12,615)
Proceeds from sales of other real estate owned	8,067	-	2,102
Cash used in sale of branch, net	-	(25,266)	(8,217)
Cash acquired from acquisition, net of cash paid	(132,918)	28,325	(7,504)

Net cash provided by (used in) investing activities	807,656	140,035	(154,016)

Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(444,316)	(50,611)	541,210
Net decrease in time deposits	(145,033)	(47,342)	(363,486)
Repayment of FHLB advances	(297,571)	-	(5,000)
Net increase (decrease) in other borrowings	114,000	(53,000)	7,000
Net decrease in customer repurchase agreements	(111,518)	(49,255)	(87,255)
Cash dividends on common stock	(65,966)	(57,047)	(51,625)
Repurchase of common stock	(7,760)	(1,128)	(1,907)
Proceeds from exercise of stock options	1,701	2,683	5,151
Tax benefit related to exercise of stock options	-	-	932

Net cash (used in) provided by financing activities	(956,463)	(255,700)	45,020

Net increase in cash and cash equivalents	19,571	22,744	15,536

Cash and cash equivalents, beginning of period	144,377	121,633	106,097

Cash and cash equivalents, end of period	$163,948	$144,377	$121,633

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$152,003	$104,411	$101,429

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of loans	-	-	(1,101)
Gain on sale of branch	-	(906)	(272)
Gain on eminent domain condemnation	-	(2,894)	-
Gain loss on sale of investment securities	-	(402)	(548)
Impairment loss on asset held-for-sale	-	-	2,558
Gain on sale of other real estate owned	(3,540)	-	27
Increase in BOLI	(5,751)	(4,932)	(3,829)
Net amortization of premiums and discounts on investment securities	13,531	18,017	21,005
Accretion of discount for acquired loans, net	(15,400)	(5,159)	(4,028)
Recapture of provision for loan losses	1,500	(8,500)	(6,400)
Recapture of provision for unfunded loan commitments	(250)	(400)	(450)
Valuation adjustment on other real estate owned	-	-	337
Payments to FDIC, loss share agreement	(64)	(519)	(514)
Stock-based compensation	3,508	2,953	2,803
Depreciation and amortization, net	8,349	2,657	5,324
Change in other assets and liabilities	14,492	34,083	8,191

Total adjustments	16,375	33,998	23,103

Net cash provided by operating activities	$168,378	$138,409	$124,532

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$-	$-	$23,777
Transfer of loans to other real estate owned	$420	$-	$-
Issuance of common stock for acquisition	$722,767	$37,637	$21,642

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2018

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

Business Segments — We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. For the years ended December 31, 2016 through December 31, 2017, we operated as two reportable segments: Banking Centers and Dairy & Livestock and Agribusiness. As a result of the Community Bank acquisition, along with changes in personnel, reporting structure, and operations, we re-evaluated our segment reporting for the third quarter ended September 30, 2018.

As of December 31, 2018, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our key decision makers. Through our network of banking centers, we provide relationship-based banking products, services and solutions for small to mid-sized companies, real estate investors, non-profit organizations, professionals and other individuals. Our products include loans for commercial businesses, commercial real estate, multi-family, construction, land, dairy & livestock and agribusiness, consumer and government-guaranteed small business loans. We also provide business deposit products and treasury cash management services, as well as deposit products to the owners and employees of the businesses we serve. The decision to combine our two reportable segments was made to align the segment reporting with the changes in our operations and reporting structure, and to be consistent with the level and materiality of information reviewed by our key decision makers.

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

Loans and Lease Finance Receivables — Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees and purchase price discounts. Purchase Credit Impaired (“PCI”) loans are those loans that when we acquired them were deemed to be impaired. PCI loans are included in total loans and lease finance receivables as of December 31, 2018. Refer to Note 7 — Loans and Lease Finance Receivables and Allowance for Loan Losses for total loans, excluding PCI loans, by type and to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type.

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

There are different qualitative risks for the loans in each portfolio segment. The construction and real estate segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan as well as the operating cash flow for commercial real estate properties. The commercial and industrial segment’s predominant risk characteristics are the cash flows of the businesses we lend to, the global cash flows and liquidity of the guarantors, as well as economic and market conditions. SBA 504 loans have risk characteristics that are similar to the real estate loan segment, while SBA 7(a) loans have risks that are similar to commercial and industrial loans. The dairy & livestock segment’s predominant risk characteristics are milk and beef prices in the market as well as the cost of feed and cattle. The Agribusiness segment’s predominant risk characteristics are the supply and demand conditions of the product, production seasonality, the scale of operations and ability to control costs, the availability and cost of water, and operator experience. The municipal lease segment’s predominant risk characteristics are the municipality’s general financial condition and tax revenues or if applicable the specific project related financial condition. The consumer, auto and other segment’s predominant risk characteristics are employment and income levels as they relate to consumers and cash flows of the businesses as they relate to equipment and vehicle leases to businesses.

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

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, dairy & livestock and agribusiness loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The Bank aggregates loans with similar risk characteristics into eight (8) segments in order to capture sufficient loss observations, and to produce more reliable historical loss rates for a given segment. The Bank’s methodology employs a look back period based on a through-the-cycle time frame beginning with the first quarter of 2009 through the fourth quarter of 2018. This time period continues to expand by one quarter until such time the current economic cycle ends, triggered by independent evidence that a recession has begun. The through-the-cycle look back period produces meaningful results that more appropriately reflect the level of incurred losses in the Bank’s loan portfolio given the current, extended credit cycle.

Included in this second phase is our consideration of qualitative factors, including, all known relevant internal and external factors that may affect the collectability of a loan. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. Quantitative metrics are applied to each of the factors utilizing a comparison of current measurements to historical results within the range of the look back period. These qualitative factors are used to adjust the historical loan loss rates for each pool of loans to determine the probable loan losses inherent in the portfolio.

Periodically, we assess various attributes utilized in adjusting our historical loss factors to reflect current economic conditions. The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans.

Performing loans acquired through business combinations are evaluated separately by each acquired portfolio using the ALLL methodology. The results of the ALLL methodology are compared to the remaining fair value discounts by portfolio. If the remaining fair value discounts are determined to be insufficient, the allowance will be increased to reflect the additional risk in the portfolio. The ALLL methodology includes documentation, controls, validation and governance processes that ensure that the overall ALLL process is structured, transparent and repeatable. The Bank updates its ALLL methodology at least annually to ensure the relevance and reliability of key measures and assumptions that produce the allowance each quarter.

Reserve for Unfunded Loan Commitments — We record a liability for probable and estimable losses associated with our unfunded loan commitments being funded and subsequently being charged off. Each quarter, every unfunded client loan commitment is allocated to a credit risk-rating in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded loan commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded loan commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded loan commitments by credit risk-rating to derive the reserve for unfunded loan commitments, similar to funded loans. The reserve for unfunded loan commitments also includes certain qualitative allocations as deemed appropriate by management. We include the reserve for unfunded loan commitments in other liabilities and the related provision in other noninterest expense.

Purchase Credit Impaired Loans — PCI loans are those loans that we acquired in the San Joaquin Bank (“SJB”) acquisition for which we were “covered” for reimbursement for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. We account for PCI loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool). Refer to Note 6 — Acquired SJB Assets and FDIC Loss Sharing Asset for PCI loans by type at December 31, 2018.

Provision for loan losses on the PCI portfolio will be recorded if there is deterioration in the expected cash flows on PCI loans as a result of deteriorated credit quality. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment and recovery lag. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are recognized by recording a provision for loan losses on acquired impaired loans. Loans accounted for as part of a pool are measured based on the expected cash flows of the entire pool.

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

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives of the respective asset and are computed on a straight-line basis. The ranges of useful lives of the principal classes of assets are as follows:

Bank premises	15 - 39 years
Leasehold improvements	Shorter of estimated economic lives of 15 years or term of the lease.
Computer equipment	3 - 7 years
Furniture, fixtures and equipment	5 - 10 years

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

Long-lived assets classified as held-for-sale are measured at the lower of its carrying amount or fair value less cost to sell. Assets-held-for sale include long-lived assets transferred from our “held-and-used” portfolio in the period in which the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset;

•	The asset is available for immediate sale, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year;

•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value;

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Goodwill and Intangible Assets — Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was zero recorded impairment as of December 31, 2018.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Use of Fair Value — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a non-recurring basis, such as impaired loans and OREO. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 20 — Fair Value Information of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Bank Owned Life Insurance — The Company invests in Bank Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a select group of employees. The Company is the owner and primary beneficiary of these policies. BOLI is recorded as an asset at the cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employee.

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

Stock-Based Compensation — Consistent with the provisions of ASC 718, Stock Compensation, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee directors over the requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.

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

CitizensTrust — This division provides trust, investment and brokerage related services and asset management, as well as financial planning, estate planning, retirement planning, and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario and Newport Beach. At December 31, 2018, CitizensTrust had approximately $2.54 billion in assets under management and administration, including $1.80 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 15 — Commitments and Contingencies at December 31, 2018, the Company does not have any material litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

Adoption of New Accounting Standard —In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This update to the ASC requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 to January 1, 2018. The Company adopted the ASU during the first quarter of 2018, as required, using the modified retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are excluded from the scope of the new standard. Since there was no net income impact upon adoption of this ASU, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 24 – Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance in this ASU among other things, (i) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio at December 31, 2018 using an exit price notion. See Note 20 – Fair Value Information.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act (“Tax Reform Act”). The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and the provisions of the amendment should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company elected to early adopt ASU 2018-02 in the first quarter of 2018 and reclassified $356,000 related to the stranded tax effects from accumulated other comprehensive income to retained earnings within our consolidated statements of stockholders’ equity.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit impairment in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements. A cross-functional team, consisting of finance, credit management, and information technology is currently developing the allowance methodology, models and assumptions that will be used under the new life of loan methodology. In determining the appropriate methodology, the Company has reviewed portfolio segmentation, data quality and availability. The Company will continue to review and update assumptions and models, as appropriate.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Accounting.” The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be re-measured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019 and is applied retrospectively. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

Community Bank Acquisition

On August 10, 2018, the Company completed the acquisition of CB, headquartered in Pasadena, California. The Company acquired all of the assets and assumed all of the liabilities of CB for $180.7 million in cash and $722.8 million in stock. As a result, CB was merged with the Bank, the principal subsidiary of CVB. The primary reason for the acquisition was to further strengthen the Company’s presence in Southern California. At close, CB had 16 banking centers located throughout the greater Los Angeles and Orange County areas. The systems integration of CB and CBB was completed in November 2018.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 10, 2018 acquisition date. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. As the initial estimate of fair value of impaired loans was incomplete as of December 31, 2018, the fair value reflected in the financial statements has been determined provisionally. The application of the acquisition method of accounting resulted in the recognition of goodwill of $550.0 million and a core deposit intangible (“CDI”) of $52.2 million, or 2.26% of core deposits. Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The table below summarizes the amounts recognized for the estimated fair value of assets acquired and the liabilities assumed as of the acquisition date.

	August 10, 2018
	(Dollars in thousands)
Merger Consideration
Cash paid	$180,719
CVBF common stock issued	722,767

Total merger consideration		$903,486

Identifiable net assets acquired, at fair value
Assets Acquired
Cash and cash equivalents	47,802
Investment securities	716,996
FHLB stock	17,250
Loans	2,734,081
Accrued interest receivable	7,916
Premises and equipment	14,632
BOLI	70,904
Core deposit intangible	52,200
Other assets	54,479

Total assets acquired		3,716,260

Liabilities assumed
Deposits	2,869,986
FHLB advances	297,571
Other borrowings	166,000
Other liabilities	29,192

Total liabilities assumed		3,362,749

Total fair value of identifiable net assets, at fair value		353,511

Goodwill		$549,975

At the date of acquisition, the gross contractual amounts receivable, inclusive of all principal and interest, was approximately $3 billion. The Company’s best estimate of the contractual principal cash flows for loans not expected to be collected at the date of acquisition was approximately $4.5 million.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the year ended December 31, 2018, the Company incurred merger related expenses associated with the CB acquisition of $16.4 million.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the years ended December 31, 2018 and 2017. This unaudited estimated pro forma financial information was calculated as if CB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of CB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Year Ended December 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Total revenues (net interest income plus noninterest income)	$488,620	$477,235
Net Income	$181,433	$139,129
Earnings per share - basic	$1.30	$1.00
Earnings per share - diluted	$1.29	$0.99

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

The total fair value of assets acquired approximated $405.9 million, which included $28.3 million in cash and cash equivalents net of cash paid, $2.0 million in FHLB stock, $309.7 million in loans and lease finance receivables, $5.3 million in fixed assets, $9.4 million in Bank Owned Life Insurance (“BOLI”), $3.2 million in core deposit intangible assets acquired and $21.0 million in other assets. The total fair value of liabilities assumed was $368.3 million, which included $361.8 million in deposits, and $6.5 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of March 10, 2017. The assets acquired and liabilities assumed have been accounted for under the acquisition method accounting. The purchase price allocation was finalized in the third quarter of 2017.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the year ended December 31, 2018, the Company did not incur any merger related expenses associated with the VCBP acquisition, compared to $2.1 million for the year ended December 31, 2017.

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

For the year ended December 31, 2018, the Company did not incur any merger related expenses associated with the CCB acquisition, compared to $145,000 for the year ended December 31, 2017.

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

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,494,106	$1,348	$(20,946)	$1,474,508	85.03%
CMO/REMIC - residential	217,223	353	(3,525)	214,051	12.34%
Municipal bonds	45,621	332	(1,143)	44,810	2.59%
Other securities	716	-	-	716	0.04%

Total available-for-sale securities	$1,757,666	$2,033	$(25,614)	$1,734,085	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$138,274	$572	$(2,622)	$136,224	18.57%
Residential mortgage-backed securities	153,874	-	(3,140)	150,734	20.67%
CMO	215,336	-	(12,081)	203,255	28.93%
Municipal bonds	236,956	556	(6,188)	231,324	31.83%

Total held-to-maturity securities	$744,440	$1,128	$(24,031)	$721,537	100.00%

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,747,780	$11,231	$(8,102)	$1,750,909	84.14%
CMO/REMIC - residential	274,634	1,277	(2,082)	273,829	13.16%
Municipal bonds	54,966	774	(244)	55,496	2.66%
Other securities	751	-	-	751	0.04%

Total available-for-sale securities	$2,078,131	$13,282	$(10,428)	$2,080,985	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$159,716	$854	$(2,134)	$158,436	19.25%
Residential mortgage-backed securities	176,427	667	(382)	176,712	21.26%
CMO	225,072	-	(8,641)	216,431	27.12%
Municipal bonds	268,675	2,751	(3,790)	267,636	32.37%

Total held-to-maturity securities	$829,890	$4,272	$(14,947)	$819,215	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$44,423	$47,596	$43,538
Tax-advantaged	1,565	2,182	4,164

Total interest income from available-for-sale securities	45,988	49,778	47,702

Investment securities held-to-maturity:
Taxable	11,848	12,558	10,183
Tax-advantaged	7,053	8,457	10,044

Total interest income from held-to-maturity securities	18,901	21,015	20,227

Total interest income from investment securities	$64,889	$70,793	$67,929

Approximately 89% of the total investment securities portfolio at December 31, 2018 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be OTTI.

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC - residential	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Residential mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$414,091	$(1,828)	$303,746	$(6,274)	$717,837	$(8,102)
CMO/REMIC - residential	95,137	(487)	71,223	(1,595)	166,360	(2,082)
Municipal bonds	946	(4)	13,956	(240)	14,902	(244)

Total available-for-sale securities	$510,174	$(2,319)	$388,925	$(8,109)	$899,099	$(10,428)

Investment securities held-to-maturity:
Government agency/GSE	$18,950	$(27)	$43,495	$(2,107)	$62,445	$(2,134)
Residential mortgage-backed securities	51,297	(188)	55,306	(194)	106,603	(382)
CMO	-	-	216,431	(8,641)	216,431	(8,641)
Municipal bonds	32,069	(492)	66,217	(3,298)	98,286	(3,790)

Total held-to-maturity securities	$102,316	$(707)	$381,449	$(14,240)	$483,765	$(14,947)

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

Government Agency & Government-Sponsored Enterprise (“GSE”) — The government agency bonds are backed by the full faith and credit of agencies of the U.S. Government. While the Government-Sponsored Enterprise bonds are not expressly guaranteed by the U.S. Government, they are currently being supported by the U.S. Government under a conservatorship arrangement. As of December 31, 2018, approximately $89.7 million in U.S. government agency bonds were callable. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds.

Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 3.9 years. Of the total MBS/CMO, 100.00% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related OTTI recognized in earnings for the years ended December 31, 2018 and 2017.

Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 9.6 years, represented approximately 11% of the total investment portfolio and are predominately AA or higher rated securities. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments are not considered OTTI at December 31, 2018.

At December 31, 2018 and 2017, investment securities having a carrying value of approximately $1.66 billion and $1.91 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2018, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMO/REMIC have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$13,907	$14,069	$500	$508
Due after one year through five years	1,574,638	1,554,686	288,967	276,693
Due after five years through ten years	143,258	140,500	197,061	193,389
Due after ten years	25,863	24,830	257,912	250,947

Total investment securities	$1,757,666	$1,734,085	$744,440	$721,537

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2018.

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

At December 31, 2018, the remaining discount associated with the PCI loans was zero. The loss sharing agreement for commercial loans expired October 16, 2014. The loss sharing agreement with FDIC for single-family residential loans, which would have expired on October 16, 2019, was terminated by the Bank on July 20, 2018.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods presented.

	December 31
	2018	2017
	(Dollars in thousands)
Commercial and industrial	$519	$934
SBA	1,258	1,383
Real estate:
Commercial real estate	14,407	27,431
Construction	-	-
SFR mortgage	145	162
Dairy & livestock and agribusiness	700	770
Municipal lease finance receivables	-	-
Consumer and other loans	185	228

Gross PCI loans	17,214	30,908
Less: Purchase accounting discount	-	(2,026)

Gross PCI loans, net of discount	17,214	28,882
Less: Allowance for PCI loan losses	(204)	(367)

Net PCI loans	$17,010	$28,515

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods presented.

	December 31,
	2018	2017
	(Dollars in thousands)
Pass	$15,816	$26,439
Special mention	1,174	1,088
Substandard	224	3,381
Doubtful & loss	-	-

Total gross PCI loans	$17,214	$30,908

FDIC Loss Sharing Liability

The following table summarizes the activity related to the FDIC loss sharing liability for the periods presented.

	For the Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$(107)	$(502)
FDIC share of recoveries, net of charge-offs	-	-
Cash paid to FDIC, net	64	519
Other	43	(124)

Balance, end of period	$-	$(107)

Through December 31, 2018, the Bank has submitted claims to the FDIC for net losses on PCI loans totaling $118.9 million.

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of total loans and lease finance receivables, excluding PCI loans, by type.

	December 31
	2018	2017
	(Dollars in thousands)

Commercial and industrial	$1,002,209	$513,325
SBA	350,043	122,055
Real estate:
Commercial real estate	5,394,229	3,376,713
Construction	122,782	77,982
SFR mortgage	296,504	236,202
Dairy & livestock and agribusiness	393,843	347,289
Municipal lease finance receivables	64,186	70,243
Consumer and other loans	128,429	64,229

Gross loans, excluding PCI loans	7,752,225	4,808,038
Less: Deferred loan fees, net	(4,828)	(6,289)

Gross loans, excluding PCI loans, net of deferred loan fees	7,747,397	4,801,749
Less: Allowance for loan losses	(63,409)	(59,218)

Net loans, excluding PCI loans	7,683,988	4,742,531

PCI Loans	17,214	30,908
Discount on PCI loans	-	(2,026)
Less: Allowance for loan losses	(204)	(367)

PCI loans, net	17,010	28,515

Total loans and lease finance receivables	$7,700,998	$4,771,046

As of December 31, 2018, 74.99% of the total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 69.58% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2018, $229.8 million, or 4.26% of the total commercial real estate loans included loans secured by farmland, compared to $206.1 million, or 6.10%, at December 31, 2017. The loans secured by farmland included $126.9 million for loans secured by dairy & livestock land and $102.9 million for loans secured by agricultural land at

December 31, 2018, compared to $118.2 million for loans secured by dairy & livestock land and $87.9 million for loans secured by agricultural land at December 31, 2017. As of December 31, 2018, dairy & livestock and agribusiness loans of $393.8 million were comprised of $340.5 million for dairy & livestock loans and $53.3 million for agribusiness loans, compared to $310.6 million for dairy & livestock loans and $36.7 million for agribusiness loans at December 31, 2017.

At December 31, 2018, the Company held approximately $3.77 billion of total fixed rate loans, including PCI loans.

At December 31, 2018 and 2017, loans totaling $5.71 billion and $3.68 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2018 and 2017.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	December 31, 2018
	Pass	Special Mention	Substandard (1)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$961,909	$29,358	$10,942	$-	$1,002,209
SBA	336,033	7,375	6,635	-	350,043
Real estate:
Commercial real estate
Owner occupied	2,008,169	95,841	13,980	-	2,117,990
Non-owner occupied	3,260,822	9,938	5,479	-	3,276,239
Construction
Speculative	118,233	-	-	-	118,233
Non-speculative	4,549	-	-	-	4,549
SFR mortgage	289,607	3,310	3,587	-	296,504
Dairy & livestock and agribusiness	350,044	34,586	9,213	-	393,843
Municipal lease finance receivables	63,650	536	-	-	64,186
Consumer and other loans	126,085	1,263	1,081	-	128,429

Total gross loans, excluding PCI loans	$7,519,101	$182,207	$50,917	$-	$7,752,225

(1)	Includes $19.0 million of classified loans acquired from CB in the third quarter of 2018.

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$483,641	$19,566	$10,118	$-	$513,325
SBA	112,835	5,358	3,862	-	122,055
Real estate:
Commercial real estate
Owner occupied	1,009,199	76,111	10,970	-	1,096,280
Non-owner occupied	2,257,130	16,434	6,869	-	2,280,433
Construction
Speculative	60,042	-	-	-	60,042
Non-speculative	17,940	-	-	-	17,940
SFR mortgage	229,032	3,124	4,046	-	236,202
Dairy & livestock and agribusiness	321,413	9,047	16,829	-	347,289
Municipal lease finance receivables	69,644	599	-	-	70,243
Consumer and other loans	61,715	1,255	1,259	-	64,229

Total gross loans, excluding PCI loans	$4,622,591	$131,494	$53,953	$-	$4,808,038

Allowance for Loan Losses

The Bank’s Audit and Director Loan Committees provide Board oversight of the ALLL process and approve the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 — Summary of Significant Accounting Policies for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at December 31, 2018 and 2017. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Year Ended December 31, 2018
	Ending Balance December 31, 2017	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance December 31, 2018
	(Dollars in thousands)
Commercial and industrial	$7,280	$(10)	$82	$168	$7,520
SBA	869	(257)	20	430	1,062
Real estate:
Commercial real estate	41,722	-	-	3,212	44,934
Construction	984	-	2,506	(2,509)	981
SFR mortgage	2,112	(13)	51	46	2,196
Dairy & livestock and agribusiness	4,647	-	19	549	5,215
Municipal lease finance receivables	851	-	-	(76)	775
Consumer and other loans	753	(11)	141	(157)	726
PCI loans	367	-	-	(163)	204

Total allowance for loan losses	$59,585	$(291)	$2,819	$1,500	$63,613

	For the Year Ended December 31, 2017
	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$8,154	$(138)	$118	$(854)	$7,280
SBA	871	-	78	(80)	869
Real estate:
Commercial real estate	37,443	-	154	4,125	41,722
Construction	1,096	-	6,036	(6,148)	984
SFR mortgage	2,287	-	212	(387)	2,112
Dairy & livestock and agribusiness	8,541	-	19	(3,913)	4,647
Municipal lease finance receivables	941	-	-	(90)	851
Consumer and other loans	988	(13)	79	(301)	753
PCI loans	1,219	-	-	(852)	367

Total allowance for loan losses	$61,540	$(151)	$6,696	$(8,500)	$59,585

	For the Year Ended December 31, 2016
	Ending Balance December 31, 2015	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$8,588	$(120)	$630	$(944)	$8,154
SBA	993	-	40	(162)	871
Real estate:
Commercial real estate	36,995	-	792	(344)	37,443
Construction	2,389	-	7,174	(8,467)	1,096
SFR mortgage	2,103	(102)	-	286	2,287
Dairy & livestock and agribusiness	6,029	-	216	2,296	8,541
Municipal lease finance receivables	1,153	-	-	(212)	941
Consumer and other loans	906	(16)	170	(72)	988
PCI loans	-	-	-	1,219	1,219

Total allowance for loan losses	$59,156	$(238)	$9,022	$(6,400)	$61,540

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. Acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	December 31, 2018
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$7,625	$994,584	$-	$3	$7,517	$-
SBA	3,467	346,576	-	-	1,062	-
Real estate:
Commercial real estate	6,540	5,387,689	-	478	44,456	-
Construction	-	122,782	-	-	981	-
SFR mortgage	5,349	291,155	-	-	2,196	-
Dairy & livestock and agribusiness	78	393,765	-	12	5,203	-
Municipal lease finance receivables	-	64,186	-	-	775	-
Consumer and other loans	486	127,943	-	68	658	-
PCI loans	-	-	17,214	-	-	204

Total	$23,545	$7,728,680	$17,214	$561	$62,848	$204

	December 31, 2017
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$440	$512,885	$-	$-	$7,280	$-
SBA	1,531	120,524	-	1	868	-
Real estate:
Commercial real estate	8,133	3,368,580	-	-	41,722	-
Construction	-	77,982	-	-	984	-
SFR mortgage	4,040	232,162	-	-	2,112	-
Dairy & livestock and agribusiness	829	346,460	-	-	4,647	-
Municipal lease finance receivables	-	70,243	-	-	851	-
Consumer and other loans	552	63,677	-	74	679	-
PCI loans	-	-	28,882	-	-	367

Total	$15,525	$4,792,513	$28,882	$75	$59,143	$367

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

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$820	$89	$909	$7,490	$993,810	$1,002,209
SBA	1,172	135	1,307	2,892	345,844	350,043
Real estate:
Commercial real estate
Owner occupied	2,439	350	2,789	589	2,114,612	2,117,990
Non-owner occupied	-	-	-	5,479	3,270,760	3,276,239
Construction
Speculative (2)	-	-	-	-	118,233	118,233
Non-speculative	-	-	-	-	4,549	4,549
SFR mortgage	-	285	285	2,937	293,282	296,504
Dairy & livestock and agribusiness	-	-	-	78	393,765	393,843
Municipal lease finance receivables	-	-	-	-	64,186	64,186
Consumer and other loans	-	-	-	486	127,943	128,429

Total gross loans, excluding PCI loans	$4,431	$859	$5,290	$19,951	$7,726,984	$7,752,225

(1)	As of December 31, 2018, $2.3 million of nonaccruing loans were current, $33,000 were 30-59 days past due, $57,000 were 60-89 days past due and $17.6 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Includes $12.3 million of nonaccrual loans acquired from CB in the third quarter of 2018.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$768	$-	$768	$250	$512,307	$513,325
SBA	403	-	403	906	120,746	122,055
Real estate:
Commercial real estate
Owner occupied	-	-	-	4,365	1,091,915	1,096,280
Non-owner occupied	-	-	-	2,477	2,277,956	2,280,433
Construction
Speculative (2)	-	-	-	-	60,042	60,042
Non-speculative	-	-	-	-	17,940	17,940
SFR mortgage	-	-	-	1,337	234,865	236,202
Dairy & livestock and agribusiness	-	-	-	829	346,460	347,289
Municipal lease finance receivables	-	-	-	-	70,243	70,243
Consumer and other loans	1	-	1	552	63,676	64,229

Total gross loans, excluding PCI loans	$1,172	$-	$1,172	$10,716	$4,796,150	$4,808,038

(1)	As of December 31, 2017, $3.6 million of nonaccruing loans were current, $376,000 were 60-89 days past due and $6.8 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Impaired Loans

At December 31, 2018, the Company had impaired loans, excluding PCI loans, of $23.5 million and included $12.3 million of loans acquired from CB in the third quarter of 2018. Impaired loans included $7.5 million of nonaccrual commercial and industrial loans, $6.1 million of nonaccrual commercial real estate loans, $2.9 million of nonaccrual SFR mortgage loans, $2.9 million of nonaccrual SBA loans, $486,000 of nonaccrual consumer and other loans, and $78,000 of nonaccrual dairy & livestock and agribusiness loans. These impaired loans included $7.1 million of loans whose terms were modified in a troubled debt restructuring, of which $3.5 million are classified as nonaccrual. The remaining balance of $3.6 million consisted of 13 loans performing according to the restructured terms. The impaired loans had a specific allowance of $561,000 at December 31, 2018. At December 31, 2017, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $15.5 million with a related allowance of $75,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Year Ended
	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$7,436	$11,457	$-	$7,718	$7
SBA	3,467	5,746	-	3,919	44
Real estate:
Commercial real estate
Owner occupied	589	705	-	624	-
Non-owner occupied	2,808	4,324	-	4,585	32
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,349	6,270	-	5,484	80
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	418	526	-	459	-

Total	20,067	29,028	-	22,789	163

With a related allowance recorded:
Commercial and industrial	189	191	3	203	-
SBA	-	-	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	3,143	3,144	478	3,144	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	78	78	12	78	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	68	100	68	76	-

Total	3,478	3,513	561	3,501	-

Total impaired loans	$23,545	$32,541	$561	$26,290	$163

	As of and For the Year Ended
	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$440	$980	$-	$548	$10
SBA	1,530	1,699	-	1,598	47
Real estate:
Commercial real estate
Owner occupied	4,365	4,763	-	4,414	36
Non-owner occupied	3,768	5,107	-	3,951	94
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,040	4,692	-	4,119	118
Dairy & livestock and agribusiness	829	1,091	-	988	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	174	370	-	202	-

Total	15,146	18,702	-	15,820	306

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	1	18	1	6	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	378	391	74	385	-

Total	379	409	75	391	-

Total impaired loans	$15,525	$19,111	$75	$16,211	$306

	As of and For the Year Ended
	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$730	$1,646	$-	$832	$26
SBA	3,386	4,189	-	3,709	50
Real estate:
Commercial real estate
Owner occupied	1,797	2,276	-	1,410	70
Non-owner occupied	13,331	15,842	-	13,517	592
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,174	6,075	-	5,327	135
Dairy & livestock and agribusiness	747	747	-	692	47
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	853	1,423	-	919	18

Total	26,018	32,198	-	26,406	938

With a related allowance recorded:
Commercial and industrial	171	171	114	233	9
SBA	196	212	27	206	14
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	367	383	141	439	23

Total impaired loans	$26,385	$32,581	$141	$26,845	$961

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of December 31, 2018 and 2017 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. As a result of the acquisition of CB, the reserve for unfunded loan commitments increased by $2.9 million in the third quarter of 2018. In addition, the Company recorded a recapture of the reserve for unfunded loan commitments of $250,000 for the year ended December 31, 2018, compared with a recapture of provision for unfunded loan commitments of $400,000 for the year ended December 31, 2017 and a recapture of provision for unfunded loan commitments of $450,000 for the year ended December 31, 2016. As of December 31, 2018 and December 31, 2017, the balance in this reserve was $9.0 million and $6.3 million, respectively, and was included in other liabilities.

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

As of December 31, 2018, there were $7.1 million of loans classified as a TDR, of which $3.5 million were nonperforming and $3.6 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2018, performing TDRs were comprised of nine SFR mortgage loans of $2.4 million, one SBA loan of $575,000, one commercial real estate loan of $473,000, and two commercial and industrial loans of $135,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated $490,000 and $1,000 of specific allowance to TDRs as of December 31, 2018 and December 31, 2017, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$4,809	$19,233
New modifications	311	3,143
Payoffs/payments, net and other	(1,526)	(14,752)
TDRs returned to accrual status	-	329
TDRs placed on nonaccrual status	-	(3,144)

Ending balance	$3,594	$4,809

Nonperforming TDRs:
Beginning balance	$4,200	$1,626
New modifications	316	2,066
Charge-offs	-	-
Payoffs/payments, net and other	(1,007)	(2,307)
TDRs returned to accrual status	-	(329)
TDRs placed on nonaccrual status	-	3,144

Ending balance	$3,509	$4,200

Total TDRs	$7,103	$9,009

The following tables summarize loans modified as troubled debt restructurings for the periods presented.

Modifications (1)

For the Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2018	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	38	38	20	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	311	311	300	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	278	278	267	-

Total loans	3	$627	$627	$587	$-

For the Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2017	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	3,143	3,143	3,143	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	1,984	1,984	78	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$5,127	$5,127	$3,221	$-

	For the Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2016	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	1	$112	$112	$103	$-
Change in amortization period or maturity	-	-	-	-	-
SBA:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	214	214	196	28
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	1	759	759	756	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	3	201	201	185	-

Total loans	7	$1,286	$1,286	$1,240	$28

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of December 31, 2018, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted. As of December 31, 2017, there was one commercial real estate loan with an outstanding balance of $3.1 million loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted. As of December 31, 2016, there were no loans that were previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the year ended December 31, 2016.

8.	OTHER REAL ESTATE OWNED

The following table summarizes the activity related to total OREO for the periods presented.

	For the Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$4,527	$4,527
Additions	420	-
Dispositions	(4,527)	-
Valuation adjustments	-	-

Balance, end of period	$420	$4,527

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	As of and for the Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$116,564	$89,533
Additions due to acquisitions	549,975	27,031

Balance, end of period	$666,539	$116,564

The following summarizes activity of amortizable core deposit intangible (“CDI”) assets for the periods presented.

	As of and For the Year Ended December 31,
	2018			2017
	Gross CDI Amount	Accumulated Amortization	Net CDI Amount	Gross CDI Amount	Accumulated Amortization	Net CDI Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$41,097	$(34,259)	$6,838	$37,940	$(32,930)	$5,010
Additions due to acquisitions	52,200			3,157

Balance of intangible assets, end of period	$93,297	$(39,513)	$53,784	$41,097	$(34,259)	$6,838

Aggregate amortization expense:
For year ended December 31,	$5,254			$1,329
Estimated Amortization Expense:
For the year ending December 31, 2019	10,798
For the year ending December 31, 2020	9,352
For the year ending December 31, 2021	8,240
For the year ending December 31, 2022	7,126
Thereafter	18,268

At December 31, 2018 the weighted average remaining life of intangible assets is approximately 3.21 years.

10.	PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following for the periods presented.

	As of December 31,
	2018	2017
	(Dollars in thousands)
Land	$19,929	$14,489
Bank premises	73,188	65,215
Furniture and equipment	29,020	25,610

Premises and equipment, gross	122,137	105,314
Accumulated depreciation and amortization	(63,944)	(59,148)

Premises and equipment, net	$58,193	$46,166

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

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2028, at which time the Company can exercise options that could extend certain leases through 2039. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018, excluding property taxes and insurance, are as follows:

As of December 31, 2018
Year:	(Dollars in thousands)
2019	$9,261
2020	5,918
2021	4,077
2022	2,819
2023	1,179
Thereafter	1,707

Total	$24,961

Total rental expense for the Company was approximately $7.7 million, $5.9 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

11.	OTHER ASSETS

Other assets were comprised of the following for the periods presented.

	As of December 31,
	2018	2017
	(Dollars in thousands)
Prepaid expenses	$6,393	$4,538
Interest rate swaps	1,938	3,211
Affordable housing investments	15,995	5,977
Other investments	33,031	801
Other assets	10,450	10,790

Total	$67,807	$25,317

12.	INCOME TAXES

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

The current and deferred amounts of income tax expense consist of the following.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current provision:
Federal	$31,055	$44,153	$41,195
State	20,546	17,151	17,944

	51,601	61,304	59,139

Deferred provision:
Federal	5,158	20,926	1,208
State	2,353	2,154	510

	7,511	23,080	1,718

Total	$59,112	$84,384	$60,857

Income tax asset consists of the following.

	As of December 31,
	2018	2017
	(Dollars in thousands)
Current:
Federal	$12,303	$11,713
State	6,800	2,946

	19,103	14,659

Deferred:
Federal	27,334	16,557
State	15,737	8,830

	43,071	25,387

Total	$62,174	$40,046

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. The components of the net deferred tax asset are as follows.

	As of December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$22,402	$19,911
Net operating loss carryforward	141	207
Deferred compensation	6,109	5,501
PCI loans	2,556	3,098
California franchise tax	837	1,618
Accrued expense	4,865	1,365
Unrealized loss on investment securities, net	7,508	-
Acquired loan discounts	25,555	2,081
Other, net	2,624	1,272

Gross deferred tax asset	72,597	35,053

Deferred tax liabilities:
Depreciation	4,440	975
Intangibles - acquistions	19,843	3,404
FHLB Stock	2,527	2,400
Deferred income	2,716	2,112
Unrealized gain on investment securities, net	-	775

Gross deferred tax liability	29,526	9,666

Net deferred tax asset	$43,071	$25,387

Annual Effective Tax Rate

The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	For the Year Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$44,334	21.0%	$66,078	35.0%	$56,800	35.0%
State franchise taxes, net of federal benefit	17,905	8.5%	12,903	6.9%	11,299	7.0%
Tax-exempt income	(2,991)	-1.4%	(4,450)	-2.4%	(5,848)	-3.6%
Tax credits	(1,451)	-0.7%	(1,096)	-0.6%	(846)	-0.5%
Deferred tax asset revaluation adjustment	-	-	13,208	7.0%	-	-
Other, net	1,315	0.6%	(2,259)	-1.2%	(548)	-0.4%

Provision for income taxes	$59,112	28.0%	$84,384	44.7%	$60,857	37.5%

There were no unrecognized tax benefits at December 31, 2018 and 2017. The Company records interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2014 through 2018 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2013 through 2018 are open to audit by state authorities.

13. DEPOSITS

The composition of deposits is summarized for the periods presented in the table below.

	As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$5,204,787	58.96%	$3,846,436	58.75%
Interest-bearing deposits:
Investment checking	460,972	5.22%	433,971	6.63%
Money market	2,236,018	25.33%	1,517,050	23.17%
Savings	393,769	4.46%	364,049	5.56%
Time deposits	531,944	6.03%	385,347	5.89%

Total deposits	$8,827,490	100.00%	$6,546,853	100.00%

Time deposits with balances of $250,000 or more amounted to approximately $125.4 million and $108.5 million at December 31, 2018 and 2017, respectively. Interest expense on such deposits amounted to approximately $1.1 million, $545,000 and $444,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2018
Year of maturity:	(Dollars in thousands)
2019	$398,735
2020	70,898
2021	46,710
2022	5,320
2023 and thereafter	10,281

Total	$531,944

14. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2018, total funds borrowed under these agreements were $442.3 million with a weighted average interest rate of 0.39%, compared to $553.8 million with a weighted average rate of 0.30%.

Federal Home Loan Bank Advances

At December 31, 2018 and 2017, there were no outstanding FHLB advances.

At December 31, 2018, $5.71 billion of loans and $1.66 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Other Borrowings

At December 31, 2018, the Bank had $280.0 million short-term borrowings with the FHLB at a cost of 2.53%, compared to no short-term borrowings with the FHLB at December 31, 2017.

Junior Subordinated Debentures

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debentures, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2018, these securities continue to be outstanding.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2018 and 2017, the Bank had commitments to extend credit of approximately $1.69 billion and $924.5 million, respectively, and obligations under letters of credit of $54.3 million and $37.6 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $9.0 million as of December 31, 2018 and $6.3 million as of December 31, 2017 included in other liabilities.

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

At December 31, 2018, the Bank has available lines of credit totaling $3.96 billion from correspondent banks, FHLB and Federal Reserve Bank of which $3.59 billion were secured.

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

On November 7, 2018, the Court issued a statement of decision finding in favor of the Dunagans and against ASB on all three claims made by the plaintiffs enumerated above, denying ASB’s claims under the cross-complaint, and awarding damages and attorney’s fees and costs to the Dunagans in an aggregate amount of approximately $1.34 million. The Company has filed to appeal this decision. The Company also believes that the bankers professional liability insurance policy previously obtained by ASB (which provides for a $5 million per claim limit subject to a $100,000 deductible) may cover all or a substantial portion of any final monetary award to the plaintiffs. The Company continues to believe that this adverse decision and any monetary award ultimately payable by CBB are not expected to have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of inherent uncertainties in judicial interpretation and application of a myriad of laws applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.

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

Deferred Compensation Plans

As of December 31, 2018, the Company has various deferred compensation plans, and severance arrangements it assumed through the acquisition of other banks in prior years. These plans require the Company to make periodic payments to former employees upon retirement, upon a change in control, and in certain instances, to beneficiaries of former employees upon death. Payments made by the Company under these agreements totaled approximately $1.4 million, $1.6 million, and $610,000 for each of the years ended December 31, 2018, 2017 and 2016, respectively. The total expense recorded by the Company for these deferred compensation agreements was approximately $1.1 million, $1.2 million, and $684,000 for each of the years ended December 31, 2018, 2017 and 2016, respectively.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company during the years ended December 31, 2018, 2017 and 2016.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The Bank, however, does fund the cost of these plans through the purchase of life insurance policies, which are recorded in other assets of the consolidated balance sheets. At December 31, 2018 and 2017, the amount of deferred compensation liability was $2.4 million and $2.1 million, respectively.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $3.5 million for 2018, $3.2 million for 2017, and $2.8 million for 2016.

17.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2018, 2017 and 2016, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 160,000, 9,000 and 291,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$152,003	$104,411	$101,429
Less: Net earnings allocated to restricted stock	429	382	421

Net earnings allocated to common shareholders	$151,574	$104,029	$101,008

Weighted average shares outstanding	121,670	109,409	107,282

Basic earnings per common share	$1.25	$0.95	$0.94

Diluted earnings per common share:
Net income allocated to common shareholders	$151,574	$104,029	$101,008

Weighted average shares outstanding	121,670	109,409	107,282
Incremental shares from assumed exercise of outstanding options	287	398	405

Diluted weighted average shares outstanding	121,957	109,807	107,687

Diluted earnings per common share	$1.24	$0.95	$0.94

18.	STOCK-BASED COMPENSATION PLANS

In May 2018, the shareholders approved the 2018 Equity Plan which authorizes the issuance of up to 9,000,000 shares of CVB’s common stock for eligible participants, which include all of the Company’s employees, officers, and directors, and expires in 2028. The plan authorizes the issuance of a variety of types of equity awards, which include incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards. The 2018 Equity Plan replaced the 2008 Equity Incentive Plan. No further grants will be made under the 2008 Equity Incentive Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2018, we have 622,620 outstanding options, unvested RSAs and RSUs under our 2008 Equity Incentive Plan.

Stock Options

The Company expensed $400,281, $399,000, and $485,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated fair value of the options granted during 2018 and prior years was calculated using the Black-Scholes options pricing model. There were 140,500, 11,500 and 121,500 options granted during 2018, 2017 and 2016, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2018, 2017 and 2016, was estimated on the date of grant using the following weighted-average assumptions.

	For the Year Ended December 31,
	2018	2017	2016
Dividend yield	2.4%	2.2%	2.9%
Volatility	25.4%	29.6%	33.1%
Risk-free interest rate	2.9%	1.8%	1.2%
Expected life	5.4 years	5.6 years	5.6 years
Weighted average grant date fair value	$5.08	$5.17	$3.96

The expected volatility is solely based on the daily historical stock price volatility over the expected option life. The expected life of options granted is derived from the output of the option valuation model and represents the period of time an optionee will hold an option before exercising it. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury five-year constant maturity yield curve in effect at the time of the grant. In connection with the adoption of ASU 2016-09 in 2017, the Company elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period.

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2018.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at January 1, 2018	588	$13.12
Granted	141	23.73
Exercised	(167)	10.21
Forfeited or expired	(30)	15.07

Outstanding at December 31, 2018	532	$16.73	6.26	$2,368

Vested or expected to vest at December 31, 2018	514	$16.73	6.23	$2,303
Exercisable at December 31, 2018	275	$13.29	4.31	$1,915

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $3.8 million and $3.9 million, respectively.

As of December 31, 2018, there was a total of $957,000 in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years. The total fair value of options vested was $364,000, $505,000 and $489,000 during 2018, 2017 and 2016, respectively. Cash received from stock option exercises was $1.7 million, $2.7 million and $5.2 million, in 2018, 2017 and 2016, respectively.

At December 31, 2018, options for the purchase of 531,916 shares of CVB’s common stock were outstanding under the above plans, of which options to purchase 275,416 shares were exercisable at prices ranging from $7.68 to $23.69.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock Awards and Restricted Stock Units

The Company granted 424,000, 73,000 and 166,500 restricted stock awards during 2018, 2017 and 2016 respectively. The weighted average grant date fair value of RSAs and RSUs granted in 2018, 2017 and 2016 was $23.84 per share, $21.59 per share and $16.89 per share, respectively. These awards will vest, in equal installments, over a period of three or five years.

Compensation cost is recognized over the requisite service period, which is three or five years, and amounted to $3.1 million, $2.6 million and $2.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. Total unrecognized compensation cost related to RSAs and RSUs was $8.8 million at December 31, 2018.

The table below summarizes activity related to the Company’s non-vested RSAs and RSUs for the year ended December 31, 2018.

	Shares	Weighted Average Fair Value
	(In thousands)

Nonvested at January 1, 2018	376	$16.82
Granted	424	23.84
Vested	(158)	16.50
Forfeited	(18)	20.57

Nonvested at December 31, 2018	624	$21.56

Under the 2018 Equity Incentive Plan, 8,019,000 shares of common stock were available for the granting of future stock-based awards as of December 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2018 and 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2018 and 2017, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2018 and 2017, the Company had $25.0 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2018 and 2017.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Company	$1,263,800	14.13%	$715,283	≥	8.00%			N/A
Bank	$1,253,219	14.03%	$714,601	≥	8.00%	$893,251	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,191,228	13.32%	$536,462	≥	6.00%			N/A
Bank	$1,180,647	13.22%	$535,951	≥	6.00%	$714,601	≥	8.00%
Common equity Tier 1 capital ratio
Company	$1,166,228	13.04%	$402,347	≥	4.50%			N/A
Bank	$1,180,647	13.22%	$401,963	≥	4.50%	$580,613	≥	6.50%
Tier 1 Capital (to Average- Assets)
Company	$1,191,228	10.98%	$433,834	≥	4.00%			N/A
Bank	$1,180,647	10.90%	$433,403	≥	4.00%	$541,754	≥	5.00%
As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Company	$1,039,060	18.01%	$461,574	≥	8.00%			N/A
Bank	$1,029,126	17.86%	$461,037	≥	8.00%	$576,296	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$973,169	16.87%	$346,180	≥	6.00%			N/A
Bank	$963,235	16.71%	$345,778	≥	6.00%	$461,037	≥	8.00%
Common equity Tier 1 capital ratio
Company	$948,210	16.43%	$259,635	≥	4.50%			N/A
Bank	$963,235	16.71%	$259,333	≥	4.50%	$374,592	≥	6.50%
Tier 1 Capital (to Average- Assets)
Company	$973,169	11.88%	$327,680	≥	4.00%			N/A
Bank	$963,235	11.77%	$327,397	≥	4.00%	$409,246	≥	5.00%

In addition, the California Financial Code limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2018, declare and pay additional dividends of approximately $184.0 million.

20.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2018. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

•	Level 1 — Quoted prices in active markets for identical assets or liabilities in active markets that are accessible at the measurement date.

•

Level 2 — Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs or model derived valuations that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation.

There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)

Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,474,508	$-	$1,474,508	$-
CMO/REMIC - residential	214,051	-	214,051	-
Municipal bonds	44,810	-	44,810	-
Other securities	716	-	716	-

Total investment securities - AFS	1,734,085	-	1,734,085	-
Interest rate swaps	1,938	-	1,938	-

Total assets	$1,736,023	$-	$1,736,023	$-

Description of liability
Interest rate swaps	$1,938	$-	$1,938	$-

Total liabilities	$1,938	$-	$1,938	$-

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,750,909	$-	$1,750,909	$-
CMO/REMIC - residential	273,829	-	273,829	-
Municipal bonds	55,496	-	55,496	-
Other securities	751	-	751	-

Total investment securities - AFS	2,080,985	-	2,080,985	-
Interest rate swaps	3,211	-	3,211	-

Total assets	$2,084,196	$-	$2,084,196	$-

Description of liability
Interest rate swaps	$3,211	$-	$3,211	$-

Total liabilities	$3,211	$-	$3,211	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2018 and 2017, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2018
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$189	$-	$-	$189	$3
SBA	-	-	-	-	-
Real estate:
Commercial real estate	3,143	-	-	3,143	478
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	78	-	-	78	12
Consumer and other loans	68	-	-	68	68
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$3,478	$-	$-	$3,478	$561

	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2017
(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	378	-	-	378	74
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$378	$-	$-	$378	$74

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of December 31, 2018 and 2017, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$163,948	$163,948	$-	$-	$163,948
Interest-earning balances due from depository institutions	7,670	-	7,339	-	7,339
Investment securities available-for-sale	1,734,085	-	1,734,085	-	1,734,085
Investment securities held-to-maturity	744,440	-	721,537	-	721,537
Total loans, net of allowance for loan losses (1)	7,700,998	-	-	7,514,964	7,514,964
Swaps	1,938	-	1,938	-	1,938
Liabilities
Deposits:
Interest-bearing	$3,622,703	$-	$3,614,682	$-	$3,614,682
Borrowings	722,255	-	721,601	-	721,601
Junior subordinated debentures	25,774	-	-	21,176	21,176
Swaps	1,938	-	1,938	-	1,938

(1)	The fair value of loans as of December 31, 2018 was measured using an exit price notion.

	December 31, 2017
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$144,377	$144,377	$-	$-	$144,377
Interest-earning balances due from depository institutions	17,952	-	17,951	-	17,951
FHLB stock	17,688	-	17,688	-	17,688
Investment securities available-for-sale	2,080,985	-	2,080,985	-	2,080,985
Investment securities held-to-maturity	829,890	-	819,215	-	819,215
Total loans, net of allowance for loan losses	4,771,046	-	-	4,678,402	4,678,402
Swaps	3,211	-	3,211	-	3,211
Liabilities
Deposits:
Noninterest-bearing	$3,846,436	$3,846,436	$-	$-	$3,846,436
Interest-bearing	2,700,417	-	2,697,781	-	2,697,781
Borrowings	553,773	-	553,416	-	553,416
Junior subordinated debentures	25,774	-	-	18,070	18,070
Swaps	3,211	-	3,211	-	3,211

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

21.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2018, the Bank has entered into 73 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2018 and 2017, the total notional amount of the Company’s swaps was $195.4 million and $198.5 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$1,938	Other liabilities	$1,938

Total derivatives		$1,938		$1,938

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,211	Other liabilities	$3,211

Total derivatives		$3,211		$3,211

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Year Ended December 31,
		2018	2017	2016
		(Dollars in thousands)
Interest rate swaps	Other income	$340	$615	$691

Total		$340	$615	$691

22.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of OCI for the periods presented.

	For the Year Ended December 31,
	2018			2017			2016
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(26,435)	$7,815	$(18,620)	$(11,336)	$4,760	$(6,576)	$(15,792)	$6,633	$(9,159)
Amortization of unrealized (gains)/ losses on securities transferred from available-for-sale to held-to-maturity	(2,091)	619	(1,472)	(3,293)	1,383	(1,910)	(2,174)	913	(1,261)
Net realized (gain)/loss reclassified into earnings (1)	-	-	-	(402)	169	(233)	(548)	230	(318)

Net change	$(28,526)	$8,434	$(20,092)	$(15,031)	$6,312	$(8,719)	$(18,514)	$7,776	$(10,738)

(1)	Included in other noninterest income.

23.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
December 31, 2018

Financial assets:
Derivatives not designated as hedging instruments	$1,938	$-	$-	$1,938	$-	$1,938

Total	$1,938	$-	$-	$1,938	$-	$1,938

Financial liabilities:
Derivatives not designated as hedging instruments	$4,203	$(2,265)	$1,938	$2,265	$-	$4,203
Repurchase agreements	442,255	-	442,255	-	(487,607)	(45,352)

Total	$446,458	$(2,265)	$444,193	$2,265	$(487,607)	$(41,149)

December 31, 2017

Financial assets:
Derivatives not designated as hedging instruments	$3,211	$-	$-	$3,211	$-	$3,211

Total	$3,211	$-	$-	$3,211	$-	$3,211

Financial liabilities:
Derivatives not designated as hedging instruments	$4,495	$(1,284)	$3,211	$1,284	$(12,760)	$(8,265)
Repurchase agreements	553,773	-	553,773	-	(573,759)	(19,986)

Total	$558,268	$(1,284)	$556,984	$1,284	$(586,519)	$(28,251)

24.	REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. As stated in Note 3 – Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$17,070	$15,809	$15,066
Trust and investment services	8,774	9,845	9,595
Bankcard services	3,485	3,406	2,921
Gain on OREO, net	3,546	6	(20)
Other	6,588	4,888	3,457

Noninterest Income (in-scope of Topic 606)	39,463	33,954	31,019
Noninterest Income (out-of-scope of Topic 606)	4,018	8,164	4,533

Total noninterest income	$43,481	$42,118	$35,552

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

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

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	As of December 31,
	2018	2017
	(Dollars in thousands)
Assets
Investment in subsidiaries	$1,865,609	$1,084,332
Other assets, net	31,628	26,703

Total assets	$1,897,237	$1,111,035

Liabilities	$46,047	$41,769
Stockholders’ equity	1,851,190	1,069,266

Total liabilities and stockholders’ equity	$1,897,237	$1,111,035

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$78,601	$50,253	$55,192
Dividends from the Bank	77,800	57,000	49,000
Other expense, net	(4,398)	(2,842)	(2,763)

Net earnings	$152,003	$104,411	$101,429

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$152,003	$104,411	$101,429

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(156,401)	(107,253)	(104,192)
Tax settlement received from the Bank	-	1,577	2,557
Stock-based compensation	3,508	2,953	2,803
Other operating activities, net	(2,052)	(1,725)	(3,362)

Total adjustments	(154,945)	(104,448)	(102,194)

Net cash used in operating activities	(2,942)	(37)	(765)

Cash Flows from Investing Activities
Dividends received from the Bank	77,800	57,000	49,000

Net cash provided by investing activities	77,800	57,000	49,000

Cash Flows from Financing Activities
Cash dividends on common stock	(65,966)	(57,047)	(51,625)
Proceeds from exercise of stock options	1,701	2,683	5,151
Tax benefit related to exercise of stock options	-	-	932
Repurchase of common stock	(7,760)	(1,128)	(1,907)

Net cash used in financing activities	(72,025)	(55,492)	(47,449)

Net increase in cash and cash equivalents	2,833	1,471	786
Cash and cash equivalents, beginning of period	19,217	17,746	16,960

Cash and cash equivalents, end of period	$22,050	$19,217	$17,746

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited, quarterly results for the periods indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share amounts)
2018
Net interest income	$113,016	$92,820	$72,688	$70,521
Provision for (recapture of) loan losses	3,000	500	(1,000)	(1,000)
Net earnings	43,159	38,558	35,373	34,913
Basic earnings per common share	0.31	0.30	0.32	0.32
Diluted earnings per common share	0.31	0.30	0.32	0.32
2017
Net interest income	$71,275	$71,739	$70,483	$65,433
Recapture of provision for loan losses	(1,500)	(1,500)	(1,000)	(4,500)
Net earnings	17,851	29,683	28,373	28,504
Basic earnings per common share	0.16	0.27	0.26	0.26
Diluted earnings per common share	0.16	0.27	0.26	0.26

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

March 1, 2019