Form 10-Q
period 2019-03-31
CVB FINANCIAL CORP
filed 2019-05-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(909) 980-4030

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	CVBF	NASDAQ

Number of shares of common stock of the registrant: 140,012,038 outstanding as of April 30, 2019.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	local, regional, national and international economic and market conditions and political events and the impact they may have on us, our customers and our assets and liabilities;
•	our ability to attract deposits and other sources of funding or liquidity;
•	supply and demand for commercial or residential real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend;
•	a sharp or prolonged slowdown or decline in real estate construction, sales or leasing activities;
•	changes in the financial performance and/or condition of our borrowers, depositors, key vendors or counterparties;
•	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;
•

the costs or effects of mergers, acquisitions or dispositions we may make, including the 2018 merger of Community Bank with and into Citizens Business Bank, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits or cost savings associated with any such mergers, acquisitions or dispositions;

•

the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, allowance for loan losses, consumer, commercial or secured lending, securities and securities trading and hedging, bank operations, compliance, fair lending, the Community Reinvestment Act, employment, executive compensation, insurance, cybersecurity, vendor management and information security technology) with which we and our subsidiaries must comply or believe we should comply or which may otherwise impact us;

•

the effects of additional legal and regulatory requirements to which we have or will become subject as a result of our total assets exceeding $10 billion, which first occurred in the third quarter of 2018 due to the closing of our merger transaction with Community Bank;

•

changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting standards, including changes in the Basel Committee framework establishing capital standards for bank credit, operations and market risks;

•

the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments, the sensitivity of our assets and liabilities to changes in market interest rates, or our current allowance for loan losses;

•	inflation, changes in market interest rates, securities market and monetary fluctuations;
•	changes in government-established interest rates, reference rates (including the anticipated phase-out of LIBOR) or monetary policies;
•	changes in the amount, cost and availability of deposit insurance;
•

disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access, and/or communication facilities; cyber incidents or theft or loss of Company or customer data or money; political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, the effects of pandemic diseases, extreme weather events, that affect electrical, environmental, computer servers, and communications or other services or facilities we use, or that affect our employees or third parties with whom we conduct business;

•	our timely development and acceptance of new banking products and services and the perceived overall value of these products and services by customers and potential customers;
•	the Company’s relationships with and reliance upon outside vendors with respect to certain of the Company’s key internal and external systems, applications and controls;
•	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;

•

technological changes and the expanding use of technology in banking and financial services (including the adoption of mobile banking, funds transfer applications, electronic marketplaces for loans, blockchain technology and other banking products, systems or services);

•	our ability to retain and increase market share, retain and grow customers and control expenses;
•	changes in the competitive environment among banks and other financial services and technology providers;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions or on the Company’s customers;
•	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;
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
•

the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including any securities, bank operations, consumer or employee class action litigation and any litigation which we inherited from our 2018 merger with Community Bank);

•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO;
•	our success at managing the risks involved in the foregoing items; and
•

all other factors set forth in the Company’s public reports including its Annual Report on Form 10-K for the year ended December 31, 2018, and particularly the discussion of risk factors within that document.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except as required by law. Any statements about future operating results, such as those concerning accretion and dilution to the Company’s earnings or shareholders, are for illustrative purposes only, are not forecasts, and actual results may differ.

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$168,877	$144,008
Interest-earning balances due from Federal Reserve	3,337	19,940

Total cash and cash equivalents	172,214	163,948

Interest-earning balances due from depository institutions	7,420	7,670
Investment securities available-for-sale, at fair value (with amortized cost of $1,677,732 at March 31, 2019, and $1,757,666 at December 31, 2018)	1,673,501	1,734,085
Investment securities held-to-maturity (with fair value of $720,651 at March 31, 2019, and $721,537 at December 31, 2018)	733,464	744,440

Total investment securities	2,406,965	2,478,525

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	7,606,863	7,764,611
Allowance for loan losses	(65,201)	(63,613)

Net loans and lease finance receivables	7,541,662	7,700,998

Premises and equipment, net	55,833	58,193
Bank owned life insurance (BOLI)	222,010	220,758
Accrued interest receivable	30,557	30,649
Intangibles	50,927	53,784
Goodwill	666,539	666,539
Other real estate owned (OREO)	2,275	420
Income taxes	35,833	62,174
Other assets	95,034	67,807

Total assets	$11,304,957	$11,529,153

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,098,822	$5,204,787
Interest-bearing	3,555,298	3,622,703

Total deposits	8,654,120	8,827,490
Customer repurchase agreements	462,774	442,255
Other borrowings	153,000	280,000
Deferred compensation	20,860	20,033
Junior subordinated debentures	25,774	25,774
Other liabilities	97,502	82,411

Total liabilities	9,414,030	9,677,963

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 140,009,185 at March 31, 2019, and 140,000,017 at December 31, 2018	1,294,093	1,293,669
Retained earnings	602,279	575,805
Accumulated other comprehensive loss, net of tax	(5,445)	(18,284)

Total stockholders’ equity	1,890,927	1,851,190

Total liabilities and stockholders’ equity	$11,304,957	$11,529,153

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Interest income:
Loans and leases, including fees	$99,687	$55,196
Investment securities:
Investment securities available-for-sale	10,645	11,868
Investment securities held-to-maturity	4,525	4,765

Total investment income	15,170	16,633

Dividends from FHLB stock	332	332
Interest-earning deposits with other institutions	94	536

Total interest income	115,283	72,697

Interest expense:
Deposits	3,871	1,525
Borrowings and customer repurchase agreements	1,610	453
Junior subordinated debentures	266	198

Total interest expense	5,747	2,176

Net interest income before provision for (recapture of) loan losses	109,536	70,521
Provision for (recapture of) loan losses	1,500	(1,000)

Net interest income after provision for (recapture of) loan losses	108,036	71,521

Noninterest income:
Service charges on deposit accounts	5,141	4,045
Trust and investment services	2,182	2,157
Bankcard services	950	804
BOLI income	1,336	979
Gain on OREO, net	105	3,540
Gain on sale of building, net	4,545	-
Other	2,044	1,391

Total noninterest income	16,303	12,916

Noninterest expense:
Salaries and employee benefits	29,302	22,314
Occupancy and equipment	5,615	4,192
Professional services	1,925	1,530
Software licenses and maintenance	2,422	1,760
Marketing and promotion	1,394	1,356
Amortization of intangible assets	2,857	331
Acquisition related expenses	3,149	803
Other	4,940	3,660

Total noninterest expense	51,604	35,946

Earnings before income taxes	72,735	48,491

Income taxes	21,093	13,578

Net earnings	$51,642	$34,913

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$18,227	$(32,170)
Less: Income tax (expense) benefit related to items of other comprehensive income	(5,388)	9,511

Other comprehensive income (loss), net of tax	12,839	(22,659)

Comprehensive income	$64,481	$12,254

Basic earnings per common share	$0.37	$0.32
Diluted earnings per common share	$0.37	$0.32

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2019 and 2018

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	110,185	$573,453	$494,361	$1,452	$1,069,266
Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(34)	(792)	-	-	(792)
Exercise of stock options	87	828	-	-	828
Shares issued pursuant to stock-based compensation plan	21	736	-	-	736
Cash dividends declared on common stock ($0.14 per share)	-	-	(15,434)	-	(15,434)
Net earnings	-	-	34,913	-	34,913
Other comprehensive loss	-	-	-	(22,659)	(22,659)

Balance, March 31, 2018	110,259	$574,225	$513,484	$(20,851)	$1,066,858

Balance, January 1, 2019	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(33)	(735)	-	-	(735)
Exercise of stock options	9	140	-	-	140
Shares issued pursuant to stock-based compensation plan	33	1,019	-	-	1,019
Cash dividends declared on common stock ($0.18 per share)	-	-	(25,168)	-	(25,168)
Net earnings	-	-	51,642	-	51,642
Other comprehensive income	-	-	-	12,839	12,839

Balance, March 31, 2019	140,009	$1,294,093	$602,279	$(5,445)	$1,890,927

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Interest and dividends received	$109,857	$75,103
Service charges and other fees received	10,247	8,414
Interest paid	(5,336)	(2,172)
Net cash paid to vendors, employees and others	(60,281)	(35,932)
Income taxes	-	622
Payments to FDIC, loss share agreement	-	(39)

Net cash provided by operating activities	54,487	45,996

Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	250	7,852
Proceeds from repayment of investment securities available-for-sale	77,303	95,018
Proceeds from maturity of investment securities available-for-sale	565	9,945
Proceeds from repayment and maturity of investment securities held-to-maturity	29,598	30,273
Purchases of investment securities held-to-maturity	(19,844)	-
Net increase in equity investments	(2,314)	(5,577)
Net decrease in loan and lease finance receivables	163,588	39,424
Proceeds from BOLI death benefit	175	882
Proceeds from sale of building, net	5,487	-
Purchase of premises and equipment	(1,490)	(716)
Proceeds from sales of other real estate owned	523	8,067

Net cash provided by investing activities	253,841	185,168

Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(156,745)	175,839
Net decrease in time deposits	(16,625)	(13,257)
Net decrease in other borrowings	(127,000)	-
Net increase (decrease) in customer repurchase agreements	20,519	(66,496)
Cash dividends on common stock	(19,616)	(15,425)
Repurchase of common stock	(735)	(792)
Proceeds from exercise of stock options	140	828

Net cash (used in) provided by financing activities	(300,062)	80,697

Net increase in cash and cash equivalents	8,266	311,861

Cash and cash equivalents, beginning of period	163,948	144,377

Cash and cash equivalents, end of period	$172,214	$456,238

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$51,642	$34,913

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of building, net	(4,545)	-
Gain on sale of other real estate owned	(105)	(3,540)
Increase in BOLI	(1,427)	(1,098)
Net amortization of premiums and discounts on investment securities	2,498	3,839
Accretion of discount for acquired loans, net	(7,200)	(1,012)
Provision for (recapture of) loan losses	1,500	(1,000)
Payments to FDIC, loss share agreement	-	(39)
Stock-based compensation	1,019	736
Depreciation and amortization, net	5,669	257
Change in other assets and liabilities	5,436	12,940

Total adjustments	2,845	11,083

Net cash provided by operating activities	$54,487	$45,996

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$2,275	$-
Issuance of common stock for acquisition	$-	$-

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through CitizensTrust. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Except as discussed below, our accounting policies are described in Note 3 — Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC (“Form 10-K”).

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

Adoption of New Accounting Standards — In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 changes the recognition and presentation requirements of hedge accounting and makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this ASU better align an entity’s financial reporting and risk management activities for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as qualifying hedging relationships, and therefore, does not utilize hedge accounting. The Company adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Accounting.” The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and is applied retrospectively. The Company adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements.

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

Practical Expedients—The Company elected several practical expedients made available by the FASB. The Company elected not to restate comparative financial statements upon adoption of the new accounting standard. In addition, the Company elected the package of practical expedients whereby the Company did not reassess (i) whether existing contracts are, or contain, leases. and (ii) lease classification for existing leases. Lastly, the Company elected not to separate lease and non-lease components in determining the consideration in the lease agreement.

The Company’s leasing portfolio consists of real estate leases, which are used primarily for the banking operations of the Company. All leases in the current portfolio have been classified as operating leases, although this may change in the future. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The adoption of this ASU during the first quarter of 2019 did not have a material impact on the Company’s consolidated financial statements. At adoption, the Company recognized a lease liability and a corresponding ROU asset of approximately $20 million on the consolidated balance sheet related to its future lease payments as a lessee under operating leases. See Note 13—Leases for more information.

Operating lease ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on the consolidated balance sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset, at adoption of this ASU, was recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. The lease terms include periods covered by options to extend or terminate the lease depending on whether the Company is reasonably certain to exercise such options.

Recent Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit impairment in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements. A cross-functional team, consisting of finance, credit management, and information technology is currently developing the allowance methodology, models and assumptions that will be used under the new life of loan methodology. In determining the appropriate methodology, the Company has reviewed portfolio segmentation, data quality and availability. The Company will continue to review and update assumptions and models, as appropriate.

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

Community Bank Acquisition

On August 10, 2018, the Company completed the acquisition of CB, headquartered in Pasadena, California. The Company acquired all of the assets and assumed all of the liabilities of CB for $180.7 million in cash and $722.8 million in stock. As a result, CB was merged with the Bank, the principal subsidiary of CVB. The primary reason for the acquisition was to further strengthen the Company’s presence in Southern California. At close, CB had 16 banking centers located throughout the greater Los Angeles and Orange County areas. The systems integration of CB and CBB was completed in November 2018. During the first quarter of 2019, six of the former CB banking centers were consolidated into CBB banking centers that were in close proximity,

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 10, 2018 acquisition date. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. As the initial estimate of fair value of impaired loans was incomplete as of March 31, 2019, the fair value reflected in the financial statements has been determined provisionally. The application of the acquisition method of accounting resulted in the recognition of goodwill of $550.0 million and a core deposit intangible (“CDI”) of $52.2 million, or 2.26% of core deposits. Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

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

At the date of acquisition, the gross contractual loan amounts receivable, inclusive of all principal and interest, was approximately $3 billion. The Company’s best estimate of the contractual principal cash flows for loans not expected to be collected at the date of acquisition was approximately $4.5 million.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date.

For the three months ended March 31, 2019 and 2018, the Company incurred merger related expenses associated with the CB acquisition of $3.1 million and $803,000, respectively.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the three months ended March 31, 2018. This unaudited estimated pro forma financial information was calculated as if CB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of CB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma Three Months Ended March 31,
2018
(Dollars in thousands,
except per share amounts)

Total revenues (net interest income plus noninterest income)	$122,973
Net income	$45,991
Earnings per share - basic	$0.33
Earnings per share - diluted	$0.33

5.	INVESTMENT SECURITIES

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

	March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,424,937	$6,107	$(8,540)	$1,422,504	85.00%
CMO/REMIC - residential	206,956	470	(2,301)	205,125	12.26%
Municipal bonds	45,052	421	(388)	45,085	2.69%
Other securities	787	-	-	787	0.05%

Total available-for-sale securities	$1,677,732	$6,998	$(11,229)	$1,673,501	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$133,557	$564	$(2,077)	$132,044	18.21%
Residential mortgage-backed securities	169,367	737	(999)	169,105	23.09%
CMO	213,145	-	(9,998)	203,147	29.06%
Municipal bonds	217,395	1,819	(2,859)	216,355	29.64%

Total held-to-maturity securities	$733,464	$3,120	$(15,933)	$720,651	100.00%

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,494,106	$1,348	$(20,946)	$1,474,508	85.03%
CMO/REMIC - residential	217,223	353	(3,525)	214,051	12.34%
Municipal bonds	45,621	332	(1,143)	44,810	2.59%
Other securities	716	-	-	716	0.04%

Total available-for-sale securities	$1,757,666	$2,033	$(25,614)	$1,734,085	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$138,274	$572	$(2,622)	$136,224	18.57%
Residential mortgage-backed securities	153,874	-	(3,140)	150,734	20.67%
CMO	215,336	-	(12,081)	203,255	28.93%
Municipal bonds	236,956	556	(6,188)	231,324	31.83%

Total held-to-maturity securities	$744,440	$1,128	$(24,031)	$721,537	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$10,309	$11,445
Tax-advantaged	336	423

Total interest income from available-for-sale securities	10,645	11,868

Investment securities held-to-maturity:
Taxable	2,910	2,878
Tax-advantaged	1,615	1,887

Total interest income from held-to-maturity securities	4,525	4,765

Total interest income from investment securities	$15,170	$16,633

Approximately 89% of the total investment securities portfolio at March 31, 2019 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-Impaired (“OTTI”).

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$-	$-	$703,134	$(8,540)	$703,134	$(8,540)
CMO/REMIC - residential	66	-	160,926	(2,301)	160,992	(2,301)
Municipal bonds	-	-	16,689	(388)	16,689	(388)

Total available-for-sale securities	$66	$-	$880,749	$(11,229)	$880,815	$(11,229)

Investment securities held-to-maturity:
Government agency/GSE	$26,291	$(122)	$60,153	$(1,955)	$86,444	$(2,077)
Residential mortgage-backed securities	-	-	86,568	(999)	86,568	(999)
CMO	-	-	203,148	(9,998)	203,148	(9,998)
Municipal bonds	-	-	64,790	(2,859)	64,790	(2,859)

Total held-to-maturity securities	$26,291	$(122)	$414,659	$(15,811)	$440,950	$(15,933)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC - residential	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Residential mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

At March 31, 2019 and December 31, 2018, investment securities having a carrying value of approximately $1.53 billion and $1.66 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2019, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2019
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$11,947	$12,113	$500	$506
Due after one year through five years	1,481,462	1,479,161	264,136	254,886
Due after five years through ten years	157,640	155,816	232,213	231,964
Due after ten years	26,683	26,411	236,615	233,295

Total investment securities	$1,677,732	$1,673,501	$733,464	$720,651

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2019.

6.	ACQUIRED SJB ASSETS AND FDIC LOSS SHARING ASSET

FDIC Assisted Acquisition

On October 16, 2009, the Bank acquired San Joaquin Bank (“SJB”) and entered into loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) that are more fully discussed in Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2018. The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The acquired loans were accounted for as Purchase Credit Impaired (“PCI”) loans.

At March 31, 2019, the remaining discount associated with the PCI loans was zero. The loss sharing agreement for commercial loans expired October 16, 2014. The loss sharing agreement with the FDIC for single-family residential loans, which would have expired on October 16, 2019, was terminated by the Bank on July 20, 2018.

The following table provides a summary of PCI loans and lease finance receivables by type and by internal risk ratings (credit quality indicators) for the periods indicated.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commercial and industrial	$616	$519
SBA	1,235	1,258
Real estate:
Commercial real estate	13,183	14,407
Construction	-	-
SFR mortgage	141	145
Dairy & livestock and agribusiness	-	700
Municipal lease finance receivables	-	-
Consumer and other loans	181	185

Gross PCI loans	15,356	17,214
Less: Purchase accounting discount	-	-

Gross PCI loans, net of discount	15,356	17,214
Less: Allowance for PCI loan losses	(180)	(204)

Net PCI loans	$15,176	$17,010

Credit Quality Indicators

The following table summarizes gross PCI loans by internal risk ratings for the periods indicated.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Pass	$13,993	$15,816
Special mention	1,152	1,174
Substandard	211	224
Doubtful & loss	-	-

Total gross PCI loans	$15,356	$17,214

7.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following table provides a summary of the Company’s total loans and lease finance receivables, excluding PCI loans, by type.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)

Commercial and industrial	$957,126	$1,002,209
SBA	337,957	350,043
Real estate:
Commercial real estate	5,388,866	5,394,229
Construction	121,912	122,782
SFR mortgage	285,787	296,504
Dairy & livestock and agribusiness	322,321	393,843
Municipal lease finance receivables	61,249	64,186
Consumer and other loans	120,768	128,429

Gross loans, excluding PCI loans	7,595,986	7,752,225
Less: Deferred loan fees, net	(4,479)	(4,828)

Gross loans, excluding PCI loans, net of deferred loan fees	7,591,507	7,747,397
Less: Allowance for loan losses	(65,021)	(63,409)

Net loans, excluding PCI loans	7,526,486	7,683,988

PCI Loans	15,356	17,214
Discount on PCI loans	-	-
Less: Allowance for loan losses	(180)	(204)

PCI loans, net	15,176	17,010

Total loans and lease finance receivables	$7,541,662	$7,700,998

As of March 31, 2019, 76.31% of the Company’s total gross loan portfolio (excluding PCI loans) consisted of real estate loans, 70.94% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of March 31, 2019, $231.1 million, or 4.29% of the total commercial real estate loans included loans secured by farmland, compared to $229.8 million, or 4.26%, at December 31, 2018. The loans secured by farmland included $124.2 million for loans secured by dairy & livestock land and $106.9 million for loans secured by agricultural land at March 31, 2019, compared to $126.9 million for loans secured by dairy & livestock land and $102.9 million for loans secured by agricultural land at December 31, 2018. As of March 31, 2019, dairy & livestock and agribusiness loans of $322.3 million were comprised of $264.8 million for dairy & livestock loans and $57.6 million for agribusiness loans, compared to $340.5 million for dairy & livestock loans and $53.3 million for agribusiness loans at December 31, 2018.

At March 31, 2019, the Company held approximately $3.79 billion of total fixed rate loans, including PCI loans.

At March 31, 2019 and December 31, 2018, loans totaling $6.18 billion and $5.71 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of March 31, 2019 and December 31, 2018.

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

The following table summarizes loans by type, excluding PCI loans, according to our internal risk ratings for the periods presented.

	March 31, 2019
	Pass	Special Mention	Substandard (1)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$913,059	$32,685	$11,382	$-	$957,126
SBA	322,393	7,704	7,860	-	337,957
Real estate:
Commercial real estate
Owner occupied	1,986,030	96,262	16,849	-	2,099,141
Non-owner occupied	3,279,696	9,290	739	-	3,289,725
Construction
Speculative	120,801	-	-	-	120,801
Non-speculative	1,111	-	-	-	1,111
SFR mortgage	278,962	3,287	3,538	-	285,787
Dairy & livestock and agribusiness	261,438	50,451	10,432	-	322,321
Municipal lease finance receivables	60,745	504	-	-	61,249
Consumer and other loans	118,596	1,215	957	-	120,768

Total gross loans, excluding PCI loans	$7,342,831	$201,398	$51,757	$-	$7,595,986

(1)	Includes $19.9 million of classified loans acquired from CB in the third quarter of 2018.

	December 31, 2018
	Pass	Special Mention	Substandard (1)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$961,909	$29,358	$10,942	$-	$1,002,209
SBA	336,033	7,375	6,635	-	350,043
Real estate:
Commercial real estate
Owner occupied	2,008,169	95,841	13,980	-	2,117,990
Non-owner occupied	3,260,822	9,938	5,479	-	3,276,239
Construction
Speculative	118,233	-	-	-	118,233
Non-speculative	4,549	-	-	-	4,549
SFR mortgage	289,607	3,310	3,587	-	296,504
Dairy & livestock and agribusiness	350,044	34,586	9,213	-	393,843
Municipal lease finance receivables	63,650	536	-	-	64,186
Consumer and other loans	126,085	1,263	1,081	-	128,429

Total gross loans, excluding PCI loans	$7,519,101	$182,207	$50,917	$-	$7,752,225

(1)	Includes $19.0 million of classified loans acquired from CB in the third quarter of 2018.

Allowance for Loan Losses (“ALLL”)

The Bank’s Audit and Director Loan Committees provide Board oversight of the ALLL process and approve the ALLL methodology on a quarterly basis.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies of the 2018 Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion concerning the allowance for loan losses.

Management believes that the ALLL was appropriate at March 31, 2019 and December 31, 2018. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.

The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended March 31, 2019
	Ending Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance March 31, 2019
	(Dollars in thousands)
Commercial and industrial	$7,520	$-	$110	$(31)	$7,599
SBA	1,062	(20)	5	232	1,279
Real estate:		-	-
Commercial real estate	44,934	-	-	1,144	46,078
Construction	981	-	3	(120)	864
SFR mortgage	2,196	-	68	(76)	2,188
Dairy & livestock and agribusiness	5,215	(78)	-	562	5,699
Municipal lease finance receivables	775	-	-	(37)	738
Consumer and other loans	726	(1)	1	(150)	576
PCI loans	204	-	-	(24)	180

Total allowance for loan losses	$63,613	$(99)	$187	$1,500	$65,201

	For the Three Months Ended March 31, 2018
	Ending Balance December 31, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance March 31, 2018
	(Dollars in thousands)
Commercial and industrial	$7,280	$-	$10	$209	$7,499
SBA	869	-	5	10	884
Real estate:		-	-
Commercial real estate	41,722	-	-	141	41,863
Construction	984	-	1,334	(1,331)	987
SFR mortgage	2,112	-	-	90	2,202
Dairy & livestock and agribusiness	4,647	-	-	19	4,666
Municipal lease finance receivables	851	-	-	(17)	834
Consumer and other loans	753	(7)	8	(66)	688
PCI loans	367	-	-	(55)	312

Total allowance for loan losses	$59,585	$(7)	$1,357	$(1,000)	$59,935

The following tables present the recorded investment in loans held-for-investment and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. Acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	March 31, 2019
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
			(Dollars in thousands)
Commercial and industrial	$8,512	$948,614	$-	$117	$7,482	$-
SBA	4,661	333,296	-	317	962	-
Real estate:
Commercial real estate	1,589	5,387,277	-	-	46,078	-
Construction	-	121,912	-	-	864	-
SFR mortgage	5,051	280,736	-	-	2,188	-
Dairy & livestock and agribusiness	-	322,321	-	-	5,699	-
Municipal lease finance receivables	-	61,249	-	-	738	-
Consumer and other loans	477	120,291	-	1	575	-
PCI loans	-	-	15,356	-	-	180

Total	$20,290	$7,575,696	$15,356	$435	$64,586	$180

	March 31, 2018
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
			(Dollars in thousands)
Commercial and industrial	$432	$513,797	$-	$-	$7,499	$-
SBA	1,201	122,231	-	-	884	-
Real estate:
Commercial real estate	7,992	3,403,224	-	-	41,863	-
Construction	-	79,898	-	-	987	-
SFR mortgage	3,576	234,042	-	-	2,202	-
Dairy & livestock and agribusiness	818	275,561	-	-	4,666	-
Municipal lease finance receivables	-	67,892	-	-	834	-
Consumer and other loans	438	63,721	-	-	688	-
PCI loans	-	-	25,861	-	-	312

Total	$14,457	$4,760,366	$25,861	$-	$59,623	$312

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2018, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

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

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$339	$30	$369	$8,388	$948,369	$957,126
SBA	601	-	601	4,098	333,258	337,957
Real estate:
Commercial real estate
Owner occupied	-	-	-	519	2,098,622	2,099,141
Non-owner occupied	124	-	124	615	3,288,986	3,289,725
Construction
Speculative (2)	-	-	-	-	120,801	120,801
Non-speculative	-	-	-	-	1,111	1,111
SFR mortgage	-	-	-	2,894	282,893	285,787
Dairy & livestock and agribusiness	-	-	-	-	322,321	322,321
Municipal lease finance receivables	-	-	-	-	61,249	61,249
Consumer and other loans	98	3	101	477	120,190	120,768

Total gross loans, excluding PCI loans	$1,162	$33	$1,195	$16,991	$7,577,800	$7,595,986

(1)	As of March 31, 2019, $1.4 million of nonaccruing loans were current, $2.1 million were 30-59 days past due, zero were 60-89 days past due and $13.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Includes $13.7 million of nonaccrual loans acquired from CB in the third quarter of 2018.

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$820	$89	$909	$7,490	$993,810	$1,002,209
SBA	1,172	135	1,307	2,892	345,844	350,043
Real estate:
Commercial real estate
Owner occupied	2,439	350	2,789	589	2,114,612	2,117,990
Non-owner occupied	-	-	-	5,479	3,270,760	3,276,239
Construction
Speculative (2)	-	-	-	-	118,233	118,233
Non-speculative	-	-	-	-	4,549	4,549
SFR mortgage	-	285	285	2,937	293,282	296,504
Dairy & livestock and agribusiness	-	-	-	78	393,765	393,843
Municipal lease finance receivables	-	-	-	-	64,186	64,186
Consumer and other loans	-	-	-	486	127,943	128,429

Total gross loans, excluding PCI loans	$4,431	$859	$5,290	$19,951	$7,726,984	$7,752,225

(1)	As of December 31, 2018, $2.3 million of nonaccruing loans were current, $33,000 were 30-59 days past due, $57,000 were 60-89 days past due and $17.6 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Includes $12.3 million of nonaccrual loans acquired from CB in the third quarter of 2018.

Impaired Loans

At March 31, 2019, the Company had impaired loans, excluding PCI loans, of $20.3 million. Impaired loans included $8.4 million of nonaccrual commercial and industrial loans, $2.9 million of nonaccrual single-family residential (“SFR”) mortgage loans, $4.1 million of nonaccrual Small Business Administration (“SBA”) loans, $1.1 million of nonaccrual commercial real estate loans, and $477,000 of nonaccrual consumer and other loans. These impaired loans included $3.6 million of loans whose terms were modified in a troubled debt restructuring, of which $277,000 were classified as nonaccrual. The remaining balance of $3.3 million consisted of 12 loans performing according to the restructured terms. The impaired loans had a specific allowance of $435,000 at March 31, 2019. At December 31, 2018, the Company had classified as impaired, loans, excluding PCI loans, with a balance of $23.5 million with a related allowance of $561,000.

The following tables present information for held-for-investment loans, excluding PCI loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Three Months Ended March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$8,208	$12,317	$-	$8,230	$2
SBA	3,400	5,779	-	3,511	11
Real estate:
Commercial real estate
Owner occupied	519	618	-	521	-
Non-owner occupied	1,070	1,231	-	1,084	7
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,051	5,865	-	5,082	21
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	476	625	-	482	-

Total	18,724	26,435	-	18,910	41

With a related allowance recorded:
Commercial and industrial	304	309	117	323	-
SBA	1,261	1,236	317	1,261	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	1	1	1	1	-

Total	1,566	1,546	435	1,585	-

Total impaired loans	$20,290	$27,981	$435	$20,495	$41

	As of and For the Three Months Ended March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$432	$986	$-	$461	$2
SBA	1,201	1,327	-	1,220	12
Real estate:
Commercial real estate
Owner occupied	4,332	4,755	-	4,348	-
Non-owner occupied	3,660	5,033	-	3,715	22
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	3,576	4,236	-	3,599	25
Dairy & livestock and agribusiness	818	1,091	-	826	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	438	640	-	519	-

Total	14,457	18,068	-	14,688	61

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	-	-	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	-	-	-	-	-

Total impaired loans	$14,457	$18,068	$-	$14,688	$61

	As of December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$7,436	$11,457	$-
SBA	3,467	5,746	-
Real estate:
Commercial real estate
Owner occupied	589	705	-
Non-owner occupied	2,808	4,324	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,349	6,270	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	418	526	-

Total	20,067	29,028	-

With a related allowance recorded:
Commercial and industrial	189	191	3
SBA	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	3,143	3,144	478
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	78	78	12
Municipal lease finance receivables	-	-	-
Consumer and other loans	68	100	68

Total	3,478	3,513	561

Total impaired loans	$23,545	$32,541	$561

The Company recognizes the charge-off of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of March 31, 2019, December 31, 2018 and March 31, 2018 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, the balance in this reserve was $9.0 million and was included in other liabilities.

Troubled Debt Restructurings (“TDRs”)

Loans that are reported as TDRs are considered impaired and charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion regarding TDRs.

As of March 31, 2019, there were $3.6 million of loans classified as a TDR, of which $3.3 million were performing and $277,000 were nonperforming. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2019, performing TDRs were comprised of eight SFR mortgage loans of $2.2 million, one SBA loan of $563,000, one commercial real estate loan of $455,000, and two commercial and industrial loans of $124,000.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated zero and $490,000 of specific allowance to TDRs as of March 31, 2019 and December 31, 2018, respectively.

The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$3,594	$4,809
New modifications	-	-
Payoffs/payments, net and other	(295)	(524)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$3,299	$4,285

Nonperforming TDRs:
Beginning balance	$3,509	$4,200
New modifications	-	-
Charge-offs	(78)	-
Transfer to OREO	(2,275)	-
Payoffs/payments, net and other	(879)	(291)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$277	$3,909

Total TDRs	$3,576	$8,194

There were no loans that were modified as TDRs during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and 2018, there were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2019 and 2018, respectively.

8.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2019 and 2018, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 396,000 and 16,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$51,642	$34,913
Less: Net earnings allocated to restricted stock	141	108

Net earnings allocated to common shareholders	$51,501	$34,805

Weighted average shares outstanding	139,615	109,859
Basic earnings per common share	$0.37	$0.32

Diluted earnings per common share:
Net income allocated to common shareholders	51,501	34,805

Weighted average shares outstanding	139,615	109,859
Incremental shares from assumed exercise of outstanding options	216	364

Diluted weighted average shares outstanding	139,831	110,223
Diluted earnings per common share	$0.37	$0.32

9.	FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2019. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,422,504	$-	$1,422,504	$-
CMO/REMIC - residential	205,125	-	205,125	-
Municipal bonds	45,085	-	45,085	-
Other securities	787	-	787	-

Total investment securities - AFS	1,673,501	-	1,673,501	-
Interest rate swaps	4,418	-	4,418	-

Total assets	$1,677,919	$-	$1,677,919	$-

Description of liability
Interest rate swaps	$4,418	$-	$4,418	$-

Total liabilities	$4,418	$-	$4,418	$-

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,474,508	$-	$1,474,508	$-
CMO/REMIC - residential	214,051	-	214,051	-
Municipal bonds	44,810	-	44,810	-
Other securities	716	-	716	-

Total investment securities - AFS	1,734,085	-	1,734,085	-
Interest rate swaps	1,938	-	1,938	-

Total assets	$1,736,023	$-	$1,736,023	$-

Description of liability
Interest rate swaps	$1,938	$-	$1,938	$-

Total liabilities	$1,938	$-	$1,938	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at March 31, 2019 and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2019
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$116	$-	$-	$116	$114
SBA	1,377	-	-	1,377	338
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$1,493	$-	$-	$1,493	$452

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2018
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$189	$-	$-	$189	$3
SBA	-	-	-	-	-
Real estate:
Commercial real estate	3,143	-	-	3,143	478
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	78	-	-	78	12
Consumer and other loans	68	-	-	68	68
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$3,478	$-	$-	$3,478	$561

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2019 and December 31, 2018, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$172,214	$172,214	$-	$-	$172,214
Interest-earning balances due from depository institutions	7,420	-	7,228	-	7,228
Investment securities available-for-sale	1,673,501	-	1,673,501	-	1,673,501
Investment securities held-to-maturity	733,464	-	720,651	-	720,651
Total loans, net of allowance for loan losses	7,541,662	-	-	7,506,350	7,506,350
Swaps	4,418	-	4,418	-	4,418
Liabilities
Deposits:
Interest-bearing	$3,555,298	$-	$3,549,970	$-	$3,549,970
Borrowings	615,774	-	615,186	-	615,186
Junior subordinated debentures	25,774	-	-	21,016	21,016
Swaps	4,418	-	4,418	-	4,418

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$163,948	$163,948	$-	$-	$163,948
Interest-earning balances due from depository institutions	7,670	-	7,339	-	7,339
Investment securities available-for-sale	1,734,085	-	1,734,085	-	1,734,085
Investment securities held-to-maturity	744,440	-	721,537	-	721,537
Total loans, net of allowance for loan losses	7,700,998	-	-	7,514,964	7,514,964
Swaps	1,938	-	1,938	-	1,938
Liabilities
Deposits:
Interest-bearing	$3,622,703	$-	$3,614,682	$-	$3,614,682
Borrowings	722,255	-	721,601	-	721,601
Junior subordinated debentures	25,774	-	-	21,176	21,176
Swaps	1,938	-	1,938	-	1,938

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2019, the Bank has entered into 77 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, therefore allowing customers to convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with the counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. As a result of the Bank exceeding $10 billion in assets, federal regulations require the Bank, beginning in 2019, to clear most interest rate swaps through a clearing house (“centrally cleared”). These instruments contain language outlining collateral pledging requirements for each counterparty, in which collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the balance sheet.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2019 and December 31, 2018, the total notional amount of the Company’s swaps was $213.5 million, and $195.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	March 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$4,418	Other liabilities	$4,418

Total derivatives		$4,418		$4,418

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$1,938	Other liabilities	$1,938

Total derivatives		$1,938		$1,938

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended March 31,
		2019	2018
		(Dollars in thousands)
Interest rate swaps	Other income	$384	$116

Total		$384	$116

11.	OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended March 31,
	2019			2018
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$19,350	$(5,720)	$13,630	$(31,338)	$9,265	$(22,073)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	(1,123)	332	(791)	(832)	246	(586)

Net change	$18,227	$(5,388)	$12,839	$(32,170)	$9,511	$(22,659)

12.	BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to master netting arrangements. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to counterparties continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults. We offer a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells certain of our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the condensed consolidated balances.

	Gross Amounts Recognized in	Gross Amounts Offset in the	Net Amounts of Assets Presented	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	the Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
March 31, 2019
Financial assets:
Derivatives not designated as hedging instruments	$4,418	$-	$-	$4,418	$-	$4,418

Total	$4,418	$-	$-	$4,418	$-	$4,418

Financial liabilities:
Derivatives not designated as hedging instruments	$5,221	$(803)	$4,418	$803	$(7,520)	$(2,299)
Repurchase agreements	462,774	-	462,774	-	(489,984)	(27,210)

Total	$467,995	$(803)	$467,192	$803	$(497,504)	$(29,509)

December 31, 2018
Financial assets:
Derivatives not designated as hedging instruments	$1,938	$-	$-	$1,938	$-	$1,938

Total	$1,938	$-	$-	$1,938	$-	$1,938

Financial liabilities:
Derivatives not designated as hedging instruments	$4,203	$(2,265)	$1,938	$2,265	$-	$4,203
Repurchase agreements	442,255	-	442,255	-	(487,607)	(45,352)

Total	$446,458	$(2,265)	$444,193	$2,265	$(487,607)	$(41,149)

13.   LEASES

The Company’s operating leases, where the Company is a lessee, include real estate, such as office space and banking centers. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease and is reflected in the consolidated statement of earnings.

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The following presents the components of lease costs and supplemental information related to leases as of and for three months ended March 31, 2019.

As of and For the Three Months Ended March 31, 2019
(Dollars in thousands)
Lease Assets and Liabilities

ROU assets	$19,809

Total lease liabilities	$21,450

Lease Cost

Operating lease expense (1)	$2,100

Sublease income	-

Total lease expense	$2,100

Other Information
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflows from operating leases	$2,746

(1)	Includes short-term leases and variable lease costs, which are immaterial.

Lease Term and Discount Rate
As of March 31, 2019

Weighted average remaining lease term (years)	4.09

Weighted average discount rate	3.55%

The Company’s lease arrangements that have not yet commenced as of March 31, 2019 and the Company’s short-term lease costs and variable lease costs, for the three months ended March 31, 2019 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2019, excluding property taxes and insurance, are as follows:

As of March 31, 2019
(Dollars in thousands)
Year:
2019 (excluding the three months ended March 31, 2019)	$6,083
2020	6,109
2021	4,360
2022	3,091
2023	1,488
Thereafter	1,938

Total future lease payments	23,069
Less: Imputed interest	(1,619)

Present value of lease liabilities	$21,450

14.   REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. Refer to Note 3 – Summary of Significant Accounting Policies and Note 24 – Revenue Recognition of the 2018 Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion about noninterest revenue streams that are in scope of Topic 606.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,141	$4,045
Trust and investment services	2,182	2,157
Bankcard services	950	804
Gain on OREO, net	105	3,540
Other	2,044	1,391

Noninterest Income (in-scope of Topic 606)	10,422	11,937
Noninterest Income (out-of-scope of Topic 606)	5,881	979

Total noninterest income	$16,303	$12,916

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

●	Allowance for Loan Losses (“ALLL”)

●	Business Combinations

●	Valuation and Recoverability of Goodwill

●	Income Taxes

Our significant accounting policies are described in greater detail in our 2018 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 — Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2018, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the first quarter of 2019, we reported net earnings of $51.6 million, compared with $43.2 million for the fourth quarter of 2018 and $34.9 million for the first quarter of 2018. Diluted earnings per share were $0.37 for the first quarter, compared to $0.31 for the prior quarter and $0.32 for the same period last year. Earnings for the first quarter of 2019 included $3.1 million in acquisition expense, compared to $8.5 million in the fourth quarter of 2018 and $803,000 in the first quarter of 2018.

At March 31, 2019, total assets of $11.30 billion decreased $224.2 million, or 1.94%, from total assets of $11.53 billion at December 31, 2018. Interest-earning assets of $10.04 billion at March 31, 2019 decreased $246.2 million, or 2.39%, when compared with $10.29 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $157.7 million decrease in total loans and a $71.6 million decrease in investment securities. Our tax equivalent yield on interest-earnings assets was 4.62% for the quarter ended March 31, 2019, compared to 4.58% for the fourth quarter of 2018 and 3.80% for the first quarter of 2018.

Total investment securities were $2.41 billion at March 31, 2019, a decrease of $71.6 million, or 2.89%, from $2.48 billion at December 31, 2018. At March 31, 2019, investment securities held-to-maturity (“HTM”) totaled $733.5 million. At March 31, 2019, investment securities available-for-sale (“AFS”) totaled $1.67 billion, inclusive of a pre-tax unrealized loss of $4.2 million. HTM securities declined by $11.0 million, or 1.47%, and AFS securities declined by $60.6 million, or 3.49%, from December 31, 2018. Our tax equivalent yield on investments was 2.57% for the quarter ended March 31, 2019, compared to 2.55% for the fourth quarter of 2018 and 2.41% for the first quarter of 2018.

Total loans and leases, net of deferred fees and discounts, of $7.61 billion at March 31, 2019 decreased by $157.7 million, or 2.03%, from December 31, 2018. The decrease in total loans included a $75.7 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding dairy & livestock loans, total loans declined by $82.0 million, or 1.11%. The decrease in total loans included declines of $45.0 million in commercial and industrial loans and $12.1 million in Small Business Administration (“SBA”) loans. Our yield on loans was 5.27% for the quarter ended March 31, 2019, compared to 5.22% for the fourth quarter of 2018 and 4.67% for the first quarter of 2018. Interest income for yield adjustments related to discount accretion on acquired loans and nonrecurring nonaccrual interest paid was $7.2 million for the quarter ended March 31, 2019, compared to $8.5 million for the fourth quarter of 2018 and $2.3 million for the first quarter of 2018.

Noninterest-bearing deposits were $5.10 billion at March 31, 2019, a decrease of $106.0 million, or 2.04%, when compared to December 31, 2018. At March 31, 2019, noninterest-bearing deposits were 58.92% of total deposits, compared to 58.96% at December 31, 2018. Our average cost of total deposits was 0.18% for the quarter ended March 31, 2019, compared to 0.16% for the fourth quarter of 2018 and 0.09% for the first quarter of 2018.

Customer repurchase agreements totaled $462.8 million at March 31, 2019, compared to $442.3 million at December 31, 2018. Our average cost of total deposits including customer repurchase agreements was 0.20% for the quarter ended March 31, 2019, compared to 0.17% for the fourth quarter of 2018 and 0.11% for the first quarter of 2018.

At March 31, 2019, we had $153.0 million in short-term borrowings compared to $280.0 million at December 31, 2018. At March 31, 2019, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2018. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. Our average cost of funds was 0.25% for the quarter ended March 31, 2019, compared to 0.19% for the fourth quarter of 2018 and 0.12% for the first quarter of 2018.

The allowance for loan losses totaled $65.2 million at March 31, 2019, compared to $63.6 million at December 31, 2018. The allowance for loan losses for the first quarter of 2019 was increased by $1.5 million in provision for loan losses and $88,000 in net recoveries. The allowance for loan losses was 0.86% and 0.82% of total loans and leases outstanding, at March 31, 2019 and December 31, 2018, respectively. The ratio as of the most recent three quarters was impacted by the $2.73 billion in loans acquired from Community Bank (“CB”) that are recorded at fair market value, without a corresponding loan loss allowance.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of March 31, 2019, the Company’s Tier 1 leverage capital ratio totaled 11.38%, our common equity Tier 1 ratio totaled 13.76%, our Tier 1 risk-based capital ratio totaled 14.05%, and our total risk-based capital ratio totaled 14.90%. Refer to our Analysis of Financial Condition – Capital Resources.

Recent Acquisition

On August 10, 2018, we completed the acquisition of CB with approximately $4.09 billion in total assets and 16 banking centers. The total assets acquired from CB included $2.73 billion of acquired loans, net of an $86.7 million discount, $717.0 million of investment securities, and $70.9 million in bank-owned life insurance. The acquisition resulted in approximately $550.0 million of goodwill and $52.2 million in core deposit premium. At the close of the merger, the entire CB security portfolio was liquidated at fair market value, as was $297.6 million of FHLB term advances and $166.0 million of overnight borrowings assumed from CB. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. As the initial estimate of fair value of impaired loans was incomplete as of March 31, 2019, the fair value reflected in the financial statements has been determined provisionally.

We have included the financial results of the business combination in the consolidated statement of earnings and comprehensive income beginning on the acquisition date.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,		Variance
	2019	2018	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$109,536	$70,521	$39,015	55.32%
(Provision for) recapture of provision for loan losses	(1,500)	1,000	(2,500)	-250.00%
Noninterest income	16,303	12,916	3,387	26.22%
Noninterest expense	(51,604)	(35,946)	(15,658)	-43.56%
Income taxes	(21,093)	(13,578)	(7,515)	-55.35%

Net earnings	$51,642	$34,913	$16,729	47.92%

Earnings per common share:
Basic	$0.37	$0.32	$0.05
Diluted	$0.37	$0.32	$0.05
Return on average assets	1.84%	1.71%	0.13%
Return on average shareholders’ equity	11.14%	13.02%	-1.88%
Efficiency ratio	41.01%	43.08%	-2.07%
Noninterest expense to average assets	1.83%	1.77%	0.06%

	For the Three Months Ended		Variance
	March 31, 2019	December 31, 2018	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$109,536	$113,016	$(3,480)	-3.08%
Provision for loan losses	(1,500)	(3,000)	1,500	50.00%
Noninterest income	16,303	10,758	5,545	51.54%
Noninterest expense	(51,604)	(60,831)	9,227	15.17%
Income taxes	(21,093)	(16,784)	(4,309)	-25.67%

Net earnings	$51,642	$43,159	$8,483	19.66%

Earnings per common share:
Basic	$0.37	$0.31	$0.06
Diluted	$0.37	$0.31	$0.06
Return on average assets	1.84%	1.49%	0.35%
Return on average shareholders’ equity	11.14%	9.29%	1.85%
Efficiency ratio	41.01%	49.15%	-8.14%
Noninterest expense to average assets	1.83%	2.10%	-0.27%

Reconciliations of Adjusted Efficiency Ratio and Noninterest Expense to Average Assets Ratio (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Noninterest expense for the three months ended March 31, 2019 and 2018 included acquisition related expenses of $3.1 million and $803,000, respectively. We believe that presenting the efficiency ratio and noninterest expense to average assets ratio, excluding acquisition expenses, provides additional clarity to the users of financial statements regarding core net income.

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)

Total noninterest expense	$51,604	$35,946
Acquisition related expenses	(3,149)	(803)

Adjusted total noninterest expense, excluding acquisition expenses	$48,455	$35,143

Net interest income before provision for (recapture of) loan losses	$109,536	$70,521
Total noninterest income	16,303	12,916
Average total assets	11,408,254	8,256,380

Efficiency ratio (1)	41.01%	43.08%
Adjusted efficiency ratio, excluding acquisition expenses	38.51%	42.12%

Noninterest expense to average assets, annualized	1.83%	1.77%
Adjusted noninterest expense to average assets, excluding acquisition expenses, annualized	1.72%	1.73%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Reconciliations of Adjusted Yield on Average Loans, Yield on Average Earning Assets and Net Interest Margin (Non-GAAP)

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Net interest income for the three months ended March 31, 2019 and 2018 included a yield adjustment of $7.2 million and $2.3 million, respectively. These yield adjustments relate to discount accretion on acquired loans and nonrecurring nonaccrual interest paid, which are included in the Company’s net interest margin. We believe that presenting net interest income and the net interest margin excluding these yield adjustments provides additional clarity to the users of financial statements regarding core net interest income and net interest margin.

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)

Yield on Average Loans
Loan interest income	$99,687	$55,196
Less: Discount accretion on acquired loans	(7,200)	(1,523)
Less: Nonrecurring nonaccrual interest paid	-	(762)

Adjusted loan interest income	$92,487	$52,911

Average loans and lease finance receivables, net of discount on acquired loans	$7,662,573	$4,789,943
Add: Average discount on acquired loans	77,625	9,168

Average gross loans and lease finance receivables	$7,740,198	$4,799,111

Yield on average loans	5.27%	4.67%
Adjusted yield on average loans	4.84%	4.47%

Yield on Average Earning Assets (TE)
Total interest income (TE)	$115,738	$73,228
Less: Discount accretion on acquired loans	(7,200)	(1,523)
Less: Nonrecurring nonaccrual interest paid	-	(762)

Adjusted total interest income (TE)	$108,538	$70,943

Average total interest-earning assets	$10,135,176	$7,792,552
Add: Average discount on acquired loans	77,625	9,168

Adjusted average total interest-earning assets	$10,212,801	$7,801,720

Yield on average earning assets (TE)	4.62%	3.80%
Adjusted yield on average earning assets (TE)	4.30%	3.67%

Net Interest Margin (TE)
Net interest income (TE)	$109,991	$71,052
Less: Discount accretion on acquired loans	(7,200)	(1,523)
Less: Nonrecurring nonaccrual interest paid	-	(762)

Adjusted net interest income (TE)	$102,791	$68,767

Average total interest-earning assets	$10,135,176	$7,792,552
Add: Average discount on acquired loans	77,625	9,168

Adjusted average total interest-earning assets	$10,212,801	$7,801,720

Net interest margin (TE)	4.39%	3.68%
Adjusted net interest margin (TE)	4.07%	3.56%

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

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)

Net Income	$51,642	$34,913
Add: Amortization of intangible assets	2,857	331
Less: Tax effect of amortization of intangible assets (1)	(845)	(98)

Tangible net income	53,654	35,146

Average stockholders’ equity	$1,879,685	$1,087,273
Less: Average goodwill	(666,539)	(116,564)
Less: Average intangible assets	(52,777)	(6,722)

Average tangible common equity	$1,160,369	$963,987

Return on average equity, annualized	11.14%	13.02%
Return on average tangible common equity, annualized	18.75%	14.79%

(1)	Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three months ended March 31, 2019 and 2018. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,654,324	$10,309	2.49%	$1,979,056	$11,445	2.31%
Tax-advantaged	44,380	336	4.07%	55,135	423	4.06%
Held-to-maturity securities:
Taxable	509,608	2,910	2.30%	554,774	2,878	2.08%
Tax-advantaged	227,908	1,615	3.43%	257,180	1,887	3.55%
Investment in FHLB stock	17,688	332	7.61%	17,688	332	7.61%
Interest-earning deposits with other institutions	18,695	94	2.04%	138,776	536	1.54%
Loans (2)	7,662,573	99,687	5.27%	4,789,943	55,196	4.67%

Total interest-earning assets	10,135,176	115,283	4.62%	7,792,552	72,697	3.80%
Total noninterest-earning assets	1,273,078			463,828

Total assets	$11,408,254			$8,256,380

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$3,127,839	2,685	0.35%	$2,291,208	1,273	0.23%
Time deposits	524,822	1,186	0.92%	377,352	252	0.27%

Total interest-bearing deposits	3,652,661	3,871	0.43%	2,668,560	1,525	0.23%
FHLB advances, other borrowings, and customer repurchase agreements	691,965	1,876	1.09%	583,260	651	0.45%

Interest-bearing liabilities	4,344,626	5,747	0.54%	3,251,820	2,176	0.27%

Noninterest-bearing deposits	5,085,764			3,856,254
Other liabilities	98,179			61,033
Stockholders’ equity	1,879,685			1,087,273

Total liabilities and stockholders’ equity	$11,408,254			$8,256,380

Net interest income		$109,536			$70,521

Net interest spread - tax equivalent			4.08%			3.53%
Net interest margin			4.37%			3.66%
Net interest margin - tax equivalent			4.39%			3.68%

(1)

Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended March 31, 2019 and 2018. The non TE rates were 2.49% and 2.34% for the three months ended March 31, 2019 and 2018, respectively.

(2)

Includes loan fees of $827,000 and $896,000 for the three months ended March 31, 2019 and 2018, respectively. Prepayment penalty fees of $1.0 million and $534,000 are included in interest income for the three months ended March 31, 2019 and 2018, respectively.

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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,877)	$887	$(146)	$(1,136)
Tax-advantaged investment securities	(81)	(5)	(1)	(87)
Held-to-maturity securities:
Taxable investment securities	(249)	308	(27)	32
Tax-advantaged investment securities	(204)	(61)	(7)	(272)
Investment in FHLB stock	-	-	-	-
Interest-earning deposits with other institutions	(465)	172	(149)	(442)
Loans	33,085	7,130	4,276	44,491

Total interest income	30,209	8,431	3,946	42,586

Interest expense:
Savings deposits	465	694	253	1,412
Time deposits	98	601	235	934
FHLB advances, other borrowings, and customer repurchase agreements	123	929	173	1,225

Total interest expense	686	2,224	661	3,571

Net interest income	$29,523	$6,207	$3,285	$39,015

First Quarter of 2019 Compared to the First Quarter of 2018

Net interest income, before provision (recapture of) for loan losses, of $109.5 million for the first quarter of 2019 increased $39.0 million, or 55.32%, compared to $70.5 million for the first quarter of 2018. Interest-earning assets increased on average by $2.34 billion, or 30.06%, from $7.79 billion for the first quarter of 2018 to $10.14 billion for the first quarter of 2019. The growth in interest-earning assets was primarily the result of loan growth from the acquisition of CB. Our net interest margin (TE) was 4.39% for the first quarter of 2019, compared to 3.68% for the first quarter of 2018. The net interest margin for the first quarter of 2019 grew by 71 basis points over the first quarter of 2018. Discount accretion on acquired loans and nonrecurring nonaccrual interest paid was $7.2 million for the first quarter of 2019, which was $4.9 million greater than the first quarter of 2018. Our adjusted net interest margin (TE) for the first quarter grew by 51 basis points over the first quarter of 2018. The increase in our adjusted net interest margin was primarily due to a 63 basis point increase in our adjusted average yield on interest-earning assets (TE), which resulted from a 38 basis point increase in our adjusted loan yield and an increase in loans as a percentage of our average earnings.

Interest income for the first quarter of 2019 was $115.3 million, which represented a $42.6 million, or 58.58%, increase when compared to the same period of 2018. Average interest-earning assets increased by $2.34 billion and the average interest-earning asset yield of 4.62%, increased by 82 basis points compared to the first quarter of 2018. The 82 basis point increase in the interest-earning asset yield over the first quarter of 2018 resulted from the combination of a 60 basis point increase in loan yields, a 16 basis point increase in investment yields and the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets from 61.5% in the first quarter of 2018 to 75.6% in the first quarter of 2019. Conversely, average investment securities declined as a percentage of earning assets from 36.5% in the prior year to 24.0% in the first quarter of 2019.

Interest income and fees on loans for the first quarter of 2019 of $99.7 million increased $44.5 million, or 80.61%, when compared to the first quarter of 2018 primarily due to loans acquired from CB. Average loans increased $2.87 billion for the first quarter of 2019 when compared with the same period of 2018. As a result of higher levels of discount accretion on acquired loans and nonaccrual interest paid, first quarter interest income increased by $4.9 million in comparison to the first quarter of 2018. Also contributing to the 60 basis point increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s Prime rate, which increased by 0.75% when compared to the end of first quarter of 2018. Excluding discount accretion on acquired loans and nonaccrual interest paid, our loan yields grew by 38 basis points over the prior year.

Interest income from investment securities was $15.2 million for the first quarter of 2019, a $1.5 million, or 8.80%, decrease from $16.6 million for the first quarter of 2018. This decrease was primarily the result of a $409.9 million decrease in the average investment securities for the first quarter of 2019, compared to the same period of 2018. The yield on investments increased by 16 basis points compared to the first quarter of 2018,

Interest expense of $5.7 million for the first quarter of 2019, increased $3.6 million, or 164.11%, compared to the first quarter of 2018, as our average interest-bearing liabilities increased by $1.09 billion. The increase in interest-bearing liabilities was primarily due to growth in interest-bearing deposits assumed from CB. Our total cost of funds for the first quarter of 2019 was 0.25%, compared to 0.12% for the first quarter of 2018. Compared to the first quarter of 2018, the increase in cost of funds was due to a 27 basis point increase in the average rate paid on interest-bearing liabilities. This increase was the result of a nine basis point increase in cost of deposits and customer repurchases and $146.0 million of growth in average overnight borrowings. Average interest-bearing deposits and customer repurchase agreements increased by $946.8 million, as we assumed $1.61 billion interest-bearing deposits from CB during the third quarter of 2018. Average noninterest-bearing deposits represented 58.20% of our total deposits for the first quarter of 2019, compared to 59.10% for the first quarter of 2018.

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

The allowance for loan losses totaled $65.2 million at March 31, 2019, compared to $63.6 million at December 31, 2018 and $59.9 million as of March 31, 2018. The allowance for loan losses was increased by $1.5 million in loan loss provision and $88,000 in net recoveries for the three months ended March 31, 2019. This compares to a $1.0 million loan loss provision recapture and net recoveries of $1.4 million for the same period of 2018. The increase in provision for loan losses was primarily due to lower levels of net recoveries and growth in non-acquired loans. We believe the allowance is appropriate at March 31, 2019. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of March 31, 2019, December 31, 2018 and March 31, 2018 was 0.86%, 0.82% and 1.25%, respectively. The ratio as of the most recent three quarters was impacted by the $2.73 billion in loans acquired from CB that are recorded at fair market value, without a corresponding loan loss allowance. Refer to the discussion of “Allowance for Loan Losses” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will or will not be reflected in increased provisions for loan losses in the future, as the nature of this process requires considerable judgment. See “Allowance for Loan Losses” under Analysis of Financial Condition herein.

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

The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended March 31,		Variance
	2019	2018	$	%
		(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,141	$4,045	$1,096	27.10%
Trust and investment services	2,182	2,157	25	1.16%
Bankcard services	950	804	146	18.16%
BOLI income	1,336	979	357	36.47%
Gain on OREO, net	105	3,540	(3,435)	-97.03%
Gain on sale of building, net	4,545	-	4,545	-
Other	2,044	1,391	653	46.94%

Total noninterest income	$16,303	$12,916	$3,387	26.22%

First Quarter of 2019 Compared to the First Quarter of 2018

The first quarter of 2019 included $4.5 million of net gain on the sale of one of our bank owned buildings. The first quarter of 2019 also included $105,000 of net gain on the sale of one OREO, compared to $3.5 million of net gain on the sale of one OREO in the first quarter of 2018. Excluding net gains on sale, noninterest income for the first quarter of 2019 increased by $2.3 million, or 24.29%, compared to the first quarter of 2018. The $1.1 million increase in service charges on deposit accounts from the first quarter of 2018 was primarily due to service charges on deposits assumed in the acquisition of CB.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2019, CitizensTrust had approximately $2.72 billion in assets under management and administration, including $1.92 billion in assets under management. CitizensTrust generated fees of $2.2 million for the first quarter of 2019, compared to $2.2 million for the first quarter of 2018.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The $357,000 increase in BOLI income included $503,000 in BOLI income from $70.9 million in BOLI policies acquired from CB in the third quarter of 2018.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended March 31,		Variance
	2019	2018	$	%
		(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$29,302	$22,314	$6,988	31.32%
Occupancy	4,407	3,332	1,075	32.26%
Equipment	1,208	860	348	40.47%
Professional services	1,925	1,530	395	25.82%
Software licenses and maintenance	2,422	1,760	662	37.61%
Stationery and supplies	292	237	55	23.21%
Telecommunications expense	758	528	230	43.56%
Marketing and promotion	1,394	1,356	38	2.80%
Amortization of intangible assets	2,857	331	2,526	763.14%
Regulatory assessments	924	714	210	29.41%
Insurance	469	423	46	10.87%
Loan expense	316	255	61	23.92%
Directors’ expenses	287	240	47	19.58%
Acquisition related expenses	3,149	803	2,346	292.15%
Other	1,894	1,263	631	49.96%

Total noninterest expense	$51,604	$35,946	$15,658	43.56%

Noninterest expense to average assets	1.83%	1.77%
Noninterest expense to average assets, excluding acquisition related expenses	1.72%	1.73%

Efficiency ratio (1)	41.01%	43.08%
Efficiency ratio, excluding acquisition related expenses (1)	38.51%	42.12%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

First Quarter of 2019 Compared to the First Quarter of 2018

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Excluding acquisition related expenses, noninterest expense as a percentage of average assets was 1.72% for the first quarter of 2019, compared to 1.73% for the first quarter of 2018.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. Excluding acquisition related expenses, the efficiency ratio was 38.51% for the first quarter of 2019, compared to 42.12% for the first quarter of 2018.

The $15.7 million, or 43.56%, increase in noninterest expense for the first quarter of 2019 included a $7.0 million increase in salary and benefit expense principally due to additional compensation related expenses for the former CB employees that were retained post-merger. Amortization of core deposit intangible (“CDI”) increased by $2.5 million as a result of core deposits assumed from CB. Occupancy and equipment expense increased by $1.4 million due to the banking centers acquired from CB. The first quarter of 2019 also included $3.1 million in merger related expenses mostly due to the consolidation of six banking centers that occurred throughout the quarter. This compares to $803,000 in merger related expenses for the same period of 2018.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 was 29.00%, compared to 28.00% for the three months ended March 31, 2018. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $11.30 billion at March 31, 2019. This represented a decrease of $224.2 million, or 1.94%, from total assets of $11.53 billion at December 31, 2018. Interest-earning assets of $10.04 billion at March 31, 2019 decreased $246.2 million, or 2.39%, when compared with $10.29 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $157.7 million decrease in total loans and a $71.6 million decrease in investment securities. The decrease in total loans included a $75.7 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Total liabilities were $9.41 billion at March 31, 2019, a decrease of $263.9 million, or 2.73%, from total liabilities of $9.68 billion at December 31, 2018. Total equity increased $39.7 million, or 2.15%, to $1.89 billion at March 31, 2019, compared to total equity of $1.85 billion at December 31, 2018. The $39.7 million increase in equity was due to $51.6 million in net earnings, a $12.8 million increase in other comprehensive income, net of tax, resulting from the net increase in market value of our investment securities portfolio, and $424,000 for various stock based compensation items. This was offset by $25.2 million in cash dividends declared during the first quarter of 2019.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2019, we reported total investment securities of $2.41 billion. This represented a decrease of $71.6 million, or 2.89%, from total investment securities of $2.48 billion at December 31, 2018. At March 31, 2019, investment securities HTM totaled $733.5 million. At March 31, 2019, our AFS investment securities totaled $1.67 billion, inclusive of a pre-tax unrealized loss of $4.2 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $3.0 million.

As of March 31, 2019, the Company had a pre-tax net unrealized holding loss on AFS investment securities of $4.2 million, compared to a pre-tax net unrealized holding loss of $23.6 million at December 31, 2018. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2019 and 2018, repayments/maturities of investment securities totaled $107.5 million and $135.2 million, respectively. The Company purchased additional investment securities totaling $19.8 million in the first quarter of 2019, compared to zero for the same period in 2018. No investment securities were sold during the first three months of 2019 and 2018.

The tables below set forth investment securities AFS and HTM for the periods presented.

	March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,424,937	$6,107	$(8,540)	$1,422,504	85.00%
CMO/REMIC - residential	206,956	470	(2,301)	205,125	12.26%
Municipal bonds	45,052	421	(388)	45,085	2.69%
Other securities	787	-	-	787	0.05%

Total available-for-sale securities	$1,677,732	$6,998	$(11,229)	$1,673,501	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$133,557	$564	$(2,077)	$132,044	18.21%
Residential mortgage-backed securities	169,367	737	(999)	169,105	23.09%
CMO	213,145	-	(9,998)	203,147	29.06%
Municipal bonds	217,395	1,819	(2,859)	216,355	29.64%

Total held-to-maturity securities	$733,464	$3,120	$(15,933)	$720,651	100.00%

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,494,106	$1,348	$(20,946)	$1,474,508	85.03%
CMO/REMIC - residential	217,223	353	(3,525)	214,051	12.34%
Municipal bonds	45,621	332	(1,143)	44,810	2.59%
Other securities	716	-	-	716	0.04%

Total available-for-sale securities	$1,757,666	$2,033	$(25,614)	$1,734,085	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$138,274	$572	$(2,622)	$136,224	18.57%
Residential mortgage-backed securities	153,874	-	(3,140)	150,734	20.67%
CMO	215,336	-	(12,081)	203,255	28.93%
Municipal bonds	236,956	556	(6,188)	231,324	31.83%

Total held-to-maturity securities	$744,440	$1,128	$(24,031)	$721,537	100.00%

The weighted-average yield (TE) on the total investment portfolio at March 31, 2019 was 2.57% with a weighted-average life of 4.1 years. This compares to a weighted-average yield of 2.55% at December 31, 2018 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the securities in the total investment portfolio, at March 31, 2019, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of March 31, 2019, approximately $86.1 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio, are predominately AA or higher rated securities.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability to hold and do not have the intent to sell these securities. As such, management does not deem these securities to be other-than-temporarily-impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 — Investment Securities of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$-	$-	$703,134	$(8,540)	$703,134	$(8,540)
CMO/REMIC - residential	66	-	160,926	(2,301)	160,992	(2,301)
Municipal bonds	-	-	16,689	(388)	16,689	(388)

Total available-for-sale securities	$66	$-	$880,749	$(11,229)	$880,815	$(11,229)

Investment securities held-to-maturity:
Government agency/GSE	$26,291	$(122)	$60,153	$(1,955)	$86,444	$(2,077)
Residential mortgage-backed securities	-	-	86,568	(999)	86,568	(999)
CMO	-	-	203,148	(9,998)	203,148	(9,998)
Municipal bonds	-	-	64,790	(2,859)	64,790	(2,859)

Total held-to-maturity securities	$26,291	$(122)	$414,659	$(15,811)	$440,950	$(15,933)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC - residential	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Residential mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

Loans

Total loans and leases, net of deferred fees and discounts, of $7.61 billion at March 31, 2019 decreased by $157.7 million, or 2.03%, from December 31, 2018. The decrease in total loans included a $75.7 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. The decrease in total loans included declines of $45.0 million in commercial and industrial loans and $12.1 million in SBA loans.

The following table presents our loan portfolio, excluding PCI loans, by type for the periods presented.

Distribution of Loan Portfolio by Type

	March 31, 2019	December 31, 2018
	(Dollars in thousands)

Commercial and industrial	$957,126	$1,002,209
SBA	337,957	350,043
Real estate:
Commercial real estate	5,388,866	5,394,229
Construction	121,912	122,782
SFR mortgage	285,787	296,504
Dairy & livestock and agribusiness	322,321	393,843
Municipal lease finance receivables	61,249	64,186
Consumer and other loans	120,768	128,429

Gross loans, excluding PCI loans	7,595,986	7,752,225
Less: Deferred loan fees, net	(4,479)	(4,828)

Gross loans, excluding PCI loans, net of deferred loan fees	7,591,507	7,747,397
Less: Allowance for loan losses	(65,021)	(63,409)

Net loans, excluding PCI loans	7,526,486	7,683,988

PCI Loans	15,356	17,214
Discount on PCI loans	-	-
Less: Allowance for loan losses	(180)	(204)

PCI loans, net	15,176	17,010

Total loans and lease finance receivables	$7,541,662	$7,700,998

As of March 31, 2019, $231.1 million, or 4.29% of the total commercial real estate loans included loans secured by farmland, compared to $229.8 million, or 4.26%, at December 31, 2018. The loans secured by farmland included $124.2 million for loans secured by dairy & livestock land and $106.9 million for loans secured by agricultural land at March 31, 2019, compared to $126.9 million for loans secured by dairy & livestock land and $102.9 million for loans secured by agricultural land at December 31, 2018. As of March 31, 2019, dairy & livestock and agribusiness loans of $322.3 million were comprised of $264.8 million for dairy & livestock loans and $57.6 million for agribusiness loans, compared to $340.5 million for dairy & livestock loans and $53.3 million for agribusiness loans at December 31, 2018.

Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Our real estate loans are comprised of industrial, office, retail, medical, single-family residences, multi-family residences, and farmland. Consumer loans include installment loans to consumers as well as home equity loans, auto and equipment leases and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers and farmers.

As of March 31, 2019, the Company had $175.2 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment representing 10% of the acquisition costs. When the loans are funded, the Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2019, the Company had $163.9 million of total SBA 7(a) loans. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of March 31, 2019, the Company had $121.9 million in construction loans. This represents 1.60% of total gross loans held-for-investment. There were no PCI construction loans at March 31, 2019. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. At March 31, 2019, construction loans consisted of $59.3 million in SFR construction loans and $62.6 million in commercial construction loans. There were no nonperforming construction loans at March 31, 2019.

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

The following table presents PCI loans by type for the periods presented.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commercial and industrial	$616	$519
SBA	1,235	1,258
Real estate:
Commercial real estate	13,183	14,407
Construction	-	-
SFR mortgage	141	145
Dairy & livestock and agribusiness	-	700
Municipal lease finance receivables	-	-
Consumer and other loans	181	185

Gross PCI loans	15,356	17,214
Less: Purchase accounting discount	-	-

Gross PCI loans, net of discount	15,356	17,214
Less: Allowance for PCI loan losses	(180)	(204)

Net PCI loans	$15,176	$17,010

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, excluding PCI loans, by region as of March 31, 2019.

	March 31, 2019
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,389,027	44.6%	$2,321,650	43.1%
Central Valley	1,077,978	14.2%	825,584	15.3%
Inland Empire	1,023,654	13.5%	890,703	16.5%
Orange County	1,015,871	13.4%	662,837	12.3%
Central Coast	421,011	5.5%	340,989	6.4%
San Diego	216,787	2.9%	124,618	2.3%
Other California	155,182	2.0%	66,129	1.2%
Out of State	296,476	3.9%	156,356	2.9%

	$7,595,986	100.0%	$5,388,866	100.0%

The following is the breakdown of total PCI held-for-investment commercial real estate loans by region as of March 31, 2019.

	March 31, 2019
	Total PCI Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Central Valley	$15,356	100.0%	$13,183	100.0%
Los Angeles County	-	-	-	-
Central Coast	-	-	-	-
Other California	-	-	-	-

	$15,356	100.0%	$13,183	100.0%

The table below breaks down our real estate portfolio, excluding PCI loans.

	March 31, 2019
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
		(Dollars in thousands)
SFR mortgage:
SFR mortgage - Direct	$270,834	4.8%	100.0%	$506
SFR mortgage - Mortgage pools	14,953	0.2%	100.0%	258

Total SFR mortgage	285,787	5.0%

Commercial real estate:
Multi-family	561,129	9.9%	0.6%	1,626
Industrial	1,901,673	33.5%	55.6%	1,431
Office	918,491	16.2%	27.3%	1,474
Retail	832,087	14.7%	12.7%	1,719
Medical	274,881	4.8%	46.4%	1,808
Secured by farmland (2)	231,109	4.1%	100.0%	2,101

Other (3)	669,496	11.8%	48.3%	1,459

Total commercial real estate	5,388,866	95.0%

Total SFR mortgage and commercial real estate loans	$5,674,653	100.0%	42.0%	1,386

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $124.2 million for loans secured by dairy & livestock land and $106.9 million for loans secured by agricultural land at March 31, 2019.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

In the table above, SFR mortgage — Direct loans include SFR mortgage loans which are currently generated through an internal loan origination program in our Centers. This program is focused on owner-occupied SFR’s with defined loan-to-value, debt-to-income and other credit criteria, such as FICO credit scores, that we believe are appropriate for loans which are primarily intended for retention in our Bank’s loan portfolio. We originated loan volume in the aggregate principal amount of $6.9 million under this program during the three months ended March 31, 2019, respectively.

In addition, we previously purchased pools of owner-occupied single-family loans from real estate lenders, which are reflected in the table above in SFR mortgage — Mortgage Pools, with a remaining balance totaling $15.0 million at March 31, 2019. These loans were originally purchased with average FICO scores predominantly ranging from 700 to over 800 and original overall loan-to-value ratios of 60% to 80%. We have not purchased any mortgage pools since August 2007.

The table below breaks down our PCI real estate portfolio.

	March 31, 2019
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
SFR mortgage
SFR mortgage - Direct	$141	1.1%	100.0%	$141
SFR mortgage - Mortgage pools	-	-	-	-

Total SFR mortgage	141	1.1%
Commercial real estate:
Multi-family	544	4.1%	-	544
Industrial	2,315	17.4%	76.9%	331
Office	1,230	9.2%	100.0%	410
Retail	1,359	10.2%	-	340
Medical	1,882	14.1%	100.0%	627
Secured by farmland	366	2.7%	100.0%	183
Other (2)	5,487	41.2%	76.2%	457

Total commercial real estate	13,183	98.9%

Total SFR mortgage and commercial real estate loans	$13,324	100.0%	71.9%	404

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	Includes loans associated with hospitality, churches, and gas stations, which represents approximately 77.4% of other loans.

Nonperforming Assets

The following table provides information on nonperforming assets, excluding PCI loans, for the periods presented.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$16,714	$16,442
Troubled debt restructured loans (nonperforming)	277	3,509
OREO, net	2,275	420

Total nonperforming assets	$19,266	$20,371

Troubled debt restructured performing loans	$3,299	$3,594

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.25%	0.26%
Percentage of nonperforming assets to total assets	0.17%	0.18%

At March 31, 2019, loans classified as impaired, excluding PCI loans, totaled $20.3 million, or 0.27% of total gross loans, compared to $23.5 million, or 0.30% of total loans at December 31, 2018. At March 31, 2019, impaired loans resulting from troubled debt restructure represented $3.6 million, of which $277,000 were nonperforming and $3.3 million were performing.

Of the $20.3 million total impaired loans as of March 31, 2019, $17.9 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within one year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate was $2.4 million.

Troubled Debt Restructurings

Total TDRs were $3.6 million at March 31, 2019, compared to $7.1 million at December 31, 2018. At March 31, 2019, we had $277,000 in nonperforming TDR loans and $3.3 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs, excluding PCI loans, for the periods presented.

	March 31, 2019		December 31, 2018
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$124	2	$135	2
SBA	563	1	575	1
Real Estate:
Commercial real estate	455	1	472	1
Construction	-	-	-	-
SFR mortgage	2,157	8	2,412	9
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$3,299	12	$3,594	13

Nonperforming TDRs:
Commercial and industrial	$15	1	$21	1
SBA	-	-	-	-
Real Estate:
Commercial real estate	-	-	3,143	1
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	-	-	78	1
Consumer and other	262	1	267	1

Total nonperforming TDRs	$277	2	$3,509	4

Total TDRs	$3,576	14	$7,103	17

At March 31, 2019, there was no allowance for loan losses specifically allocated to TDRs. At December 31, 2018, $490,000 of the allowance for loan losses was specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the three months ended March 31, 2019 were $78,000, compared to no charge-offs for the same period of 2018.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies, excluding PCI loans, for the periods presented.

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$8,388	$7,490	$3,026	$204	$272
SBA	4,098	2,892	3,005	574	589
Real estate:
Commercial real estate	1,134	6,068	5,856	6,517	6,746
Construction	-	-	-	-	-
SFR mortgage	2,894	2,937	2,961	1,578	1,309
Dairy & livestock and agribusiness	-	78	775	800	818
Consumer and other loans	477	486	807	509	438

Total	$16,991	$19,951	$16,430	$10,182	$10,172

% of Total gross loans	0.22%	0.26%	0.22%	0.21%	0.21%

Past due 30-89 days:
Commercial and industrial	$369	$909	$274	$-	$-
SBA	601	1,307	123	-	-
Real estate:
Commercial real estate	124	2,789	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	285	-	-	680
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	101	-	98	47	63

Total	$1,195	$5,290	$495	$47	$743

% of Total gross loans	0.02%	0.07%	0.01%	0.001%	0.02%

OREO:
Real estate:
Commercial real estate	$2,275	$-	$-	$-	$-
Construction	-	-	-	-	-
SFR mortgage	-	420	420	-	-

Total	$2,275	$420	$420	$-	$-

Total nonperforming, past due, and OREO	$20,461	$25,661	$17,345	$10,229	$10,915

% of Total gross loans	0.27%	0.33%	0.23%	0.21%	0.23%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $17.0 million at March 31, 2019, or 0.22% of total loans. Total nonperforming loans at March 31, 2019 included $13.7 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $20.0 million, or 0.26% of total loans, at December 31, 2018 and $10.2 million, or 0.21%, of total loans, at March 31, 2018. The $3.0 million decrease in nonperforming loans quarter-over-quarter was primarily due to a $4.9 million decrease in nonperforming commercial real estate loans, partially offset by a $1.2 million increase in nonperforming SBA loans and an $898,000 increase in nonperforming commercial and industrial loans.

At March 31, 2019, we had one OREO property with a carrying value of $2.3 million, compared to one OREO property with a carrying value of $420,000 at December 31, 2018 and none at March 31, 2018. During the first quarter of 2019, we sold one OREO property, realizing a net gain on sale of $105,000. There was one addition to OREO for the three months ended March 31, 2019.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Acquired SJB Assets

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonperforming loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2019, there were no PCI loans considered as nonperforming as described above.

There were no acquired SJB OREO properties remaining as of March 31, 2019 or December 31, 2018.

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

The allowance for loan losses totaled $65.2 million as of March 31, 2019, compared to $63.6 million as of December 31, 2018 and $59.9 million as of March 31, 2018. The allowance for loan losses was increased by a $1.5 million loan loss provision and $88,000 in net recoveries for the three months ended March 31, 2019. This compares to a $1.0 million loan loss provision recapture, offset by net recoveries of $1.4 million for the same period of 2018.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and recapture of provision for loan losses for the periods presented.

	As of and For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$63,613	$59,585
Charge-offs:
Commercial and industrial	-	-
SBA	(20)	-
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	(78)	-
Consumer and other loans	(1)	(7)

Total charge-offs	(99)	(7)

Recoveries:
Commercial and industrial	110	10
SBA	5	5
Commercial real estate	-	-
Construction	3	1,334
SFR mortgage	68	-
Dairy & livestock and agribusiness	-	-
Consumer and other loans	1	8

Total recoveries	187	1,357

Net recoveries	88	1,350
Provision for (recapture of) loan losses	1,500	(1,000)

Allowance for loan losses at end of period	$65,201	$59,935

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,959	$6,306
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$8,959	$6,306

Reserve for unfunded loan commitments to total unfunded loan commitments	0.54%	0.61%

Amount of total loans at end of period (1)	$7,606,863	$4,794,983
Average total loans outstanding (1)	$7,662,573	$4,789,943

Net recoveries to average total loans	0.00%	0.03%
Net recoveries to total loans at end of period	0.00%	0.03%
Allowance for loan losses to average total loans	0.85%	1.25%
Allowance for loan losses to total loans at end of period	0.86%	1.25%
Net recoveries to allowance for loan losses	0.13%	2.25%
Net recoveries to provision for (recapture of) loan losses	5.87%	-135.00%

(1)	Includes PCI loans and is net of deferred loan origination fees, costs and discounts.

Specific allowance: For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC 310-10. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $435,000 (0.67%), $561,000 (0.88%) and zero of the total allowance as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

General allowance: The remaining loan portfolio is collectively evaluated for impairment under ASC 450-20 and is divided into risk rating classes of loan receivables between “classified” loans (including substandard and doubtful loans) “Special Mention” loans and “Pass” loans, and is further disaggregated into loan segments by loan type with similar risk characteristics. Both the classified and non-classified loan categories are divided into eight (8) specific loan segments. An allowance is provided for each segment based upon that segment’s average historical loss experience over an established look back period, adjusted for the applicable loss emergence periods (i.e., the amount of time from the point at which a loss is incurred to the point at which the loss is confirmed). For each segment, the allowance is adjusted further for current conditions based on our analysis of specific environmental or qualitative loss factors (as prescribed in the 2006 Interagency Policy Statement on ALLL) affecting the collectability of our loan portfolio that may cause actual loss rates to differ from historical loss experience.

There have been no material changes to the Bank’s ALLL methodology during the first quarter of 2019. The ALLL balance increased during the first quarter of 2019 by $1.5 million in provision for loan losses and a net recovery of loans of $88,000. The Bank determined that the ALLL balance of $65.2 million was appropriate and the result of the net effect of additional requirements related to loan growth experienced during the three month period within the commercial and industrial, commercial real estate and dairy & livestock and agribusiness segments of the non-acquired loan portfolio, and reduced reserve requirements for the continued, but moderate reductions in the historical loss rates for predominately all portfolio segments.

While we believe that the allowance at March 31, 2019 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $8.65 billion at March 31, 2019. This represented a decrease of $173.4 million, or 1.96%, over total deposits of $8.83 billion at December 31, 2018. The composition of deposits is summarized for the periods presented in the table below.

	March 31, 2019		December 31, 2018

	Balance	Percent	Balance	Percent

	(Dollars in thousands)

Noninterest-bearing deposits	$5,098,822	58.92%	$5,204,787	58.96%
Interest-bearing deposits
Investment checking	426,983	4.93%	460,972	5.22%
Money market	2,218,360	25.63%	2,236,018	25.33%
Savings	394,636	4.57%	393,769	4.46%
Time deposits	515,319	5.95%	531,944	6.03%

Total deposits	$8,654,120	100.00%	$8,827,490	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $5.10 billion at March 31, 2019, representing a decrease of $106.0 million, or 2.04%, from noninterest-bearing deposits of $5.20 billion at December 31, 2018. Noninterest-bearing deposits represented 58.92% of total deposits for March 31, 2019, compared to 58.96% of total deposits for December 31, 2018.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $3.04 billion at March 31, 2019, representing a decrease of $50.8 million, or 1.64%, from savings deposits of $3.09 billion at December 31, 2018.

Time deposits totaled $515.3 million at March 31, 2019, representing a decrease of $16.6 million, or 3.13%, from total time deposits of $531.9 million for December 31, 2018.

Borrowings

In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 7.08% for the first quarter of 2019, compared to 7.87% for the first quarter of 2018.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2019 and December 31, 2018, total funds borrowed under these agreements were $462.8 million and $442.3 million, respectively, with a weighted average interest rate of 0.66% and 0.39%, respectively.

We had $153.0 million in short-term borrowings at March 31, 2019, compared to $280.0 million at December 31, 2018.

At March 31, 2019, $6.18 billion of loans and $1.53 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of March 31, 2019.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$8,654,120	$8,528,341	$110,675	$6,716	$8,388
Customer repurchase agreements (1)	462,774	462,774	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	20,860	784	1,303	881	17,892
Operating leases	23,069	7,784	9,637	3,898	1,750
Affordable housing investment	6,736	4,379	1,711	605	41

Total	$9,193,333	$9,004,062	$123,326	$12,100	$53,845

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At March 31, 2019, we had $153.0 million in short-term borrowings compared to $280.0 million at December 31, 2018, and zero at March 31, 2018.

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

Operating leases represent the total minimum lease payments due under non-cancelable operating leases. Refer to Note 13 — Leases of the notes to the unaudited condensed consolidated financial statements for a more detailed discussion about leases.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2019.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$943,765	$672,586	$206,082	$14,993	$50,104
SBA	628	-	4	-	624
Real estate:
Commercial real estate	251,053	83,727	72,488	80,088	14,750
Construction	92,655	65,429	24,026	-	3,200
SFR Mortgage	8,836	2,106	3,500	-	3,230
Dairy & livestock and agribusiness (1)	162,388	141,685	20,303	400	-
Consumer and other loans	152,924	14,447	9,066	4,790	124,621

Total commitment to extend credit	1,612,249	979,980	335,469	100,271	196,529
Obligations under letters of credit	52,066	45,462	6,356	248	-

Total	$1,664,315	$1,025,442	$341,825	$100,519	$196,529

(1)	Total commitments to extend credit to agribusiness were $15.5 million at March 31, 2019.

As of March 31, 2019, we had commitments to extend credit of approximately $1.61 billion, and obligations under letters of credit of $52.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $9.0 million as of March 31, 2019 and December 31, 2018 included in other liabilities.

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

Capital Resources

Our primary source of capital has been the retention of operating earnings and issuance of common stock in connection with periodic acquisitions. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of the Company’s capital.

The Company’s total equity was $1.89 billion at March 31, 2019. This represented an increase of $39.7 million, or 2.15%, from total equity of $1.85 billion at December 31, 2018. This increase was due to $51.6 million in net earnings, a $12.8 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our investment securities portfolio, and $424,000 for various stock based compensation items. This was offset by $25.2 million in cash dividends declared by the Company during the first quarter of 2019.

During the first quarter of 2019, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share, which compares to $0.14 per share in the fourth quarter of 2018. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors authorized an increase in CVB’s common stock repurchase program originally announced in 2008 to 10,000,000 shares, or approximately 9.3% of CVB’s outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M, due to the then-pending CB acquisition and contemplated issuance of shares of CVB. A new 10b5-1 plan was approved by the Board of Directors and became effective on November 1, 2018. For the three months ended March 31, 2019, the Company did not repurchase any shares of CVB common stock outstanding under this program. As of March 31, 2019, we have 9,577,917 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2019, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business — Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

At March 31, 2019, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			March 31, 2019		December 31, 2018
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.38%	11.27%	10.98%	10.90%
Common equity Tier I capital ratio	4.50%	6.50%	13.76%	13.90%	13.04%	13.22%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.05%	13.90%	13.32%	13.22%
Total risk-based capital ratio	8.00%	10.00%	14.90%	14.76%	14.13%	14.03%

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

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual customer funding needs, as well as current and planned business activities. Management has an Asset/Liability Committee that meets monthly. This committee analyzes the cash flows from loans, investments, deposits and borrowings. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets monthly to review the Company’s balance sheet and liquidity position. This committee provides oversight to the balance sheet and liquidity management process and recommends policy guidelines for the approval of our Board of Directors, and courses of action to address our actual and projected liquidity needs.

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $8.65 billion at March 31, 2019 decreased $173.4 million, or 1.96%, over total deposits of $8.83 billion at December 31, 2018.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities and other anticipated near term cash flows from investments. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The sale of investment securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets.

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

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2019 and 2018. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)

Average cash and cash equivalents	$186,473	$250,316
Percentage of total average assets	1.63%	3.03%

Net cash provided by operating activities	$54,487	$45,996
Net cash provided by investing activities	253,841	185,168
Net cash (used in) provided by financing activities	(300,062)	80,697

Net increase in cash and cash equivalents	$8,266	$311,861

Average cash and cash equivalents decreased by $63.8 million, or 25.50%, to $186.5 million for the three months ended March 31, 2019, compared to $250.3 million for the same period of 2018.

At March 31, 2019, cash and cash equivalents totaled $172.2 million. This represented a decrease of $284.0 million, or 62.25%, from $456.2 million at March 31, 2018.

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

One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model NII from the Company’s balance sheet under various interest rate scenarios. We use simulation analysis to project rate sensitive income under many scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve scenarios. Specific balance sheet management strategies are also analyzed to determine their impact on NII and EVE. Key assumptions in the simulation analysis relate to the behavior of interest rates and pricing spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities, and prepayment of loans and securities.

Our interest rate risk policy measures the sensitivity of our net interest income over both a one-year and two-year cumulative time horizon.

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

The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

Estimated Net Interest Income Sensitivity (1)
	March 31, 2019			December 31, 2018
		24-month Period			24-month Period
Interest Rate Scenario	12-month Period	(Cumulative)	Interest Rate Scenario	12-month Period	(Cumulative)
+ 200 basis points	3.71%	7.22%	+ 200 basis points	3.80%	7.40%
- 200 basis points	-4.93%	-9.84%	- 200 basis points	-5.29%	-10.26%
(1)	Percentage change from base.

Based on our current simulation models, we believe that the interest rate risk profile of the balance sheet is asset sensitive over both a one-year and a two-year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2019 and December 31, 2018, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2019	December 31, 2018

200 bp decrease in interest rates	-27.3%	-24.4%
100 bp decrease in interest rates	-11.2%	-10.2%
100 bp increase in interest rates	6.6%	5.8%
200 bp increase in interest rates	11.6%	10.3%
300 bp increase in interest rates	15.5%	13.8%
400 bp increase in interest rates	18.5%	16.6%

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Our analysis of market risk and market-sensitive financial information contain forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the fiscal quarter ended March 31, 2019, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company is a defendant and cross-complainant in an action entitled Edward A. Dunagan et al v. Citizens Business Bank, as successor to American Security Bank (ASB), Case No. CVDS1408287, filed in the Superior Court for San Bernardino County. The complaint was initially filed in May, 2014 against ASB, which was acquired during the same month by CBB, and a Second Amended Complaint (SAC) was filed on September 9, 2015, naming CBB as the primary defendant. The case arises out of a number of defaulted commercial real estate loans originally made by ASB to the Dunagans and various entities owned by the Dunagans (Dunagan Parties), and the SAC included claims by the Dunagans (1) contesting their liabilities under their personal guarantees for deficiencies on certain of the defaulted loans, (2) attacking the validity of ASB’s foreclosures on certain properties owned by the Dunagan Parties, and (3) claiming emotional distress caused by ASB’s allegedly wrongful actions in connection with such foreclosures. A bench trial on the Dunagans’ claims took place in late July and early August, 2018.

On February 11, 2019, the Court issued a final statement of decision and judgment finding in favor of the Dunagans and against Citizens Business Bank/ASB on all three claims made by the plaintiffs enumerated above, and awarding damages and attorney’s fees and costs to the Dunagans in an aggregate amount of approximately $1.34 million. The Company intends to vigorously appeal this decision and filed a notice of appeal on February 22, 2019. The Company also believes that the bankers professional liability insurance policy previously obtained by ASB (which provides for a $5 million per claim limit subject to a $100,000 deductible) may cover all or a substantial portion of any final monetary award to the plaintiffs. The Company continues to believe that this adverse decision and any monetary award ultimately payable to the plaintiffs are not expected to have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As a result of various repurchases made under the 2008 repurchase program, on August 11, 2016, our Board of Directors authorized an increase in CVB’s common stock repurchase program back to 10,000,000 shares, or approximately 9.3% of CVB’s currently outstanding shares at the time of authorization, and adopted a 10b5-1 plan. There is no expiration date for this repurchase program. The Company terminated its 10b5-1 plan in January 2017 in order to comply with Regulation M. A new 10b5-1 plan was approved by the Board of Directors effective as of May 2, 2017. On March 30, 2018, the Company terminated its 10b5-1 plan in order to comply with Regulation M, due to the then-pending CB acquisition and contemplated issuance of shares of CVB. A new 10b5-1 plan was approved by the Board of Directors effective as of November 1, 2018. For the three months ended March 31, 2019, the Company did not repurchase any shares of CVB common stock outstanding under this program. As of March 31, 2019, we have 9,577,917 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.

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
Date: May 10, 2019

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)