Form 10-Q
period 2019-06-30
CVB FINANCIAL CORP
filed 2019-08-09
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number:
000-10140
CVB FINANCIAL CORP
.
(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

701 North Haven Ave., Suite 350
Ontario , California	91764
(Address of principal executive offices)	(Zip Code)

(
909
)
980-4030
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	CVBF	The Nasdaq Stock Market, LLC

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
140,143,607
outstanding as of July 31, 2019.

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

•	changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our workforce, management team and/or our board of directors;

•	our ability to identify suitable and qualified replacements for any of our executive officers who may leave their employment with us, including our Chief Executive Officer;

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$170,387	$144,008
Interest-earning balances due from Federal Reserve	5,453	19,940
Total cash and cash equivalents	175,840	163,948
Interest-earning balances due from depository institutions	6,425	7,670
Investment securities available-for-sale, at fair value (with amortized cost of $1,584,687 at June 30, 2019, and $1,757,666 at December 31, 2018)	1,600,020	1,734,085
Investment securities held-to-maturity (with fair value of $729,032 at June 30, 2019, and $721,537 at December 31, 2018)	728,113	744,440
Total investment securities	2,328,133	2,478,525
Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	7,535,690	7,764,611
Allowance for loan losses	(67,132)	(63,613)
Net loans and lease finance receivables	7,468,558	7,700,998
Premises and equipment, net	54,163	58,193
Bank owned life insurance (BOLI)	224,172	220,758
Accrued interest receivable	29,481	30,649
Intangibles	48,094	53,784
Goodwill	663,707	666,539
Other real estate owned (OREO)	2,275	420
Income taxes	49,581	62,174
Other assets	103,466	67,807
Total assets	$11,171,583	$11,529,153

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,250,235	$5,204,787
Interest-bearing	3,412,588	3,622,703
Total deposits	8,662,823	8,827,490
Customer repurchase agreements	421,271	442,255
Other borrowings	-	280,000
Deferred compensation	20,953	20,033
Junior subordinated debentures	25,774	25,774
Other liabilities	104,085	82,411
Total liabilities	9,234,906	9,677,963

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 140,141,680 at June 30, 2019, and 140,000,017 at December 31, 2018	1,296,885	1,293,669
Retained earnings	631,512	575,805
Accumulated other comprehensive income (loss), net of tax	8,280	(18,284)
Total stockholders’ equity	1,936,677	1,851,190
Total liabilities and stockholders’ equity	$11,171,583	$11,529,153

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans and leases, including fees	$101,843	$57,368	$201,530	$112,564
Investment securities:
Investment securities available-for-sale	10,118	11,697	20,763	23,565
Investment securities held-to-maturity	4,426	4,807	8,951	9,572
Total investment income	14,544	16,504	29,714	33,137
Dividends from FHLB stock	298	298	630	630
Interest-earning deposits with other institutions	100	635	194	1,171
Total interest income	116,785	74,805	232,068	147,502
Interest expense:
Deposits	4,093	1,549	7,964	3,074
Borrowings and customer repurchase agreements	1,377	337	2,987	790
Junior subordinated debentures	258	231	524	429
Total interest expense	5,728	2,117	11,475	4,293
Net interest income before provision for (recapture of) loan losses	111,057	72,688	220,593	143,209
Provision for (recapture of) loan losses	2,000	(1,000)	3,500	(2,000)
Net interest income after provision for (recapture of) loan losses	109,057	73,688	217,093	145,209
Noninterest income:
Service charges on deposit accounts	5,065	4,091	10,206	8,136
Trust and investment services	2,452	2,399	4,634	4,556
Bankcard services	1,027	958	1,977	1,762
BOLI income	1,349	1,069	2,685	2,048
Gain on OREO, net	24	-	129	3,540
Gain on sale of building, net	-	-	4,545	-
Gain on eminent domain condemnation, net	5,685	-	5,685	-
Other	2,603	1,178	4,647	2,569
Total noninterest income	18,205	9,695	34,508	22,611
Noninterest expense:
Salaries and employee benefits	28,862	21,051	58,164	43,365
Occupancy and equipment	5,641	4,318	11,256	8,510
Professional services	2,040	1,690	3,965	3,220
Software licenses and maintenance	2,542	1,759	4,964	3,519
Marketing and promotion	1,238	1,148	2,632	2,504
Amortization of intangible assets	2,833	328	5,690	659
Acquisition related expenses	2,612	494	5,761	1,297
Other	4,760	3,466	9,700	7,126
Total noninterest expense	50,528	34,254	102,132	70,200
Earnings before income taxes	76,734	49,129	149,469	97,620
Income taxes	22,253	13,756	43,346	27,334
Net earnings	$54,481	$35,373	$106,123	$70,286

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$19,486	$(6,598)	$37,713	$(38,768)
Less: Income tax (expense) benefit related to items of other comprehensive income	(5,761)	1,951	(11,149)	11,462
Other comprehensive income (loss), net of tax	13,725	(4,647)	26,564	(27,306)
Comprehensive income	$68,206	$30,726	$132,687	$42,980

Basic earnings per common share	$0.39	$0.32	$0.76	$0.64
Diluted earnings per common share	$0.39	$0.32	$0.76	$0.64

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

For the Three Months Ended June 30, 2019 and 2018

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2018	110,259	$574,225	$513,484	$(20,851)	$1,066,858
Repurchase of common stock	(2)	(45)	-	-	(45)
Exercise of stock options	51	589	-	-	589
Shares issued pursuant to stock-based compensation plan	(6)	733	-	-	733
Cash dividends declared on common stock ($0.14 per share)	-	-	(15,444)	-	(15,444)
Net earnings	-	-	35,373	-	35,373
Other comprehensive loss	-	-	-	(4,647)	(4,647)
Balance, June 30, 2018	110,302	$575,502	$533,413	$(25,498)	$1,083,417

Balance, April 1, 2019	140,009	$1,294,093	$602,279	$(5,445)	$1,890,927
Repurchase of common stock	(3)	(77)	-	-	(77)
Exercise of stock options	136	1,917	-	-	1,917
Shares issued pursuant to stock-based compensation plan	-	952	-	-	952
Cash dividends declared on common stock ($0.18 per share)	-	-	(25,248)	-	(25,248)
Net earnings	-	-	54,481	-	54,481
Other comprehensive income	-	-	-	13,725	13,725
Balance, June 30, 2019	140,142	$1,296,885	$631,512	$8,280	$1,936,677

For the Six Months Ended June 30, 2019 and 2018

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	110,185	$573,453	$494,361	$1,452	$1,069,266
Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(36)	(837)	-	-	(837)
Exercise of stock options	138	1,417	-	-	1,417
Shares issued pursuant to stock-based compensation plan	15	1,469	-	-	1,469
Cash dividends declared on common stock ($0.28 per share)	-	-	(30,878)	-	(30,878)
Net earnings	-	-	70,286	-	70,286
Other comprehensive loss	-	-	-	(27,306)	(27,306)
Balance, June 30, 2018	110,302	$575,502	$533,413	$(25,498)	$1,083,417

Balance, January 1, 2019	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(36)	(812)	-	-	(812)
Exercise of stock options	145	2,057	-	-	2,057
Shares issued pursuant to stock-based compensation plan	33	1,971	-	-	1,971
Cash dividends declared on common stock ($0.36 per share)	-	-	(50,416)	-	(50,416)
Net earnings	-	-	106,123	-	106,123
Other comprehensive income	-	-	-	26,564	26,564
Balance, June 30, 2019	140,142	$1,296,885	$631,512	$8,280	$1,936,677

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Interest and dividends received	$221,542	$150,590
Service charges and other fees received	21,368	17,032
Interest paid	(10,889)	(4,288)
Net cash paid to vendors, employees and others	(106,919)	(68,564)
Income taxes	(42,500)	(26,379)
Payments to FDIC, loss share agreement	-	(65)
Net cash provided by operating activities	82,602	68,326
Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	1,245	10,802
Proceeds from repayment of investment securities available-for-sale	164,571	195,715
Proceeds from maturity of investment securities available-for-sale	4,255	10,806
Purchases of investment securities available-for-sale	-	(98,709)
Proceeds from repayment and maturity of investment securities held-to-maturity	51,690	55,021
Purchases of investment securities held-to-maturity	(37,110)	-
Net increase in equity investments	(2,811)	(21,827)
Net decrease in loan and lease finance receivables	247,450	20,802
Proceeds from BOLI death benefit	175	882
Proceeds on eminent domain condemnation, net	5,685	-
Proceeds from sale of building, net	5,487	-
Purchase of premises and equipment	(2,628)	(1,225)
Proceeds from sales of other real estate owned	523	8,067
Net cash provided by investing activities	438,532	180,334
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(112,317)	11,299
Net decrease in time deposits	(52,350)	(22,846)
Net decrease in other borrowings	(280,000)	-
Net decrease in customer repurchase agreements	(20,984)	(169,719)
Cash dividends on common stock	(44,836)	(30,862)
Repurchase of common stock	(812)	(837)
Proceeds from exercise of stock options	2,057	1,417
Net cash used in financing activities	(509,242)	(211,548)
Net increase in cash and cash equivalents	11,892	37,112

Cash and cash equivalents, beginning of period	163,948	144,377
Cash and cash equivalents, end of period	$175,840	$181,489

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$106,123	$70,286

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on eminent domain condemnation, net	(5,685)	-
Gain on sale of building, net	(4,545)	-
Gain on sale of other real estate owned	(105)	(3,540)
Increase in BOLI	(3,589)	(1,815)
Net amortization of premiums and discounts on investment securities	5,054	7,302
Accretion of discount for acquired loans, net	(15,215)	(2,137)
Provision for (recapture of) loan losses	3,500	(2,000)
Payments to FDIC, loss share agreement	-	(65)
Stock-based compensation	1,971	1,469
Depreciation and amortization, net	7,832	354
Change in other assets and liabilities	(12,739)	(1,528)
Total adjustments	(23,521)	(1,960)
Net cash provided by operating activities	$82,602	$68,326

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$2,275	$-
Issuance of common stock for acquisition	$-	$-

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
The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through CitizensTrust. The Bank’s customers consist primarily of small to mid-sized
businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 58 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.
On August 10, 2018, we completed the acquisition of Community Bank (“CB”), headquartered in Pasadena, California with 16 banking centers located throughout the greater Los Angeles and Orange County areas and total assets of approximately $4.09 billion. Our condensed consolidated financial statements for 2018 include CB operations, post-merger. See Note 4 –
Business Combinations
, included herein.
2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form
10-Q
and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2018, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.
Reclassification
— Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity. The operating segments previously reported have been aggregated into one segment to conform to the current period’s presentation format. These reclassifications do not affect previously reported net earnings.
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 —
Summary of Significant Accounting Policies
, of our audited consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2018 as filed with the SEC (“Form
10-K”).
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
2016-02.
Practical Expedients
— The Company elected several practical expedients made available by the FASB. The Company elected not to restate comparative financial statements upon adoption of the new accounting standard. In addition, the Company elected the package of practical expedients whereby the Company did not reassess (i) whether existing contracts are, or contain, leases. and (ii) lease classification for existing leases. Lastly, the Company elected not to separate lease and non-lease
components in determining the consideration in the lease agreement.
The Company’s leasing portfolio consists of real estate leases, which are used primarily for the banking operations of the Company. All leases in the current portfolio have been classified as operating leases, although this may change in the future. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The adoption of this ASU during the first quarter of 2019 did not have a material impact on the Company’s consolidated financial statements. At adoption, the Company recognized a lease liability and a corresponding ROU asset of approximately $20 million on the consolidated balance sheet related to its future lease payments as a lessee under operating leases. See Note 13—
Leases
for more information.
Operating lease ROU assets and lease liabilities are included in other assets
and
other liabilities
, respectively, on the consolidated balance sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset, at adoption of this ASU, was recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. The lease terms include periods covered by options to extend or terminate the lease depending on whether the Company is reasonably certain to exercise such options.

Recent Accounting Pronouncements
— In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit impairment in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements. A cross-functional team, consisting of finance, credit management, and information technology is currently developing the allowance methodology, models and assumptions that will be used under the new life of loan methodology. In determining the appropriate methodology, the Company has reviewed portfolio segmentation, and data quality and its availability. The Company continues to review and update assumptions and models, as appropriate.
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
Community Bank Acquisition
On
August 10, 2018
, the Company completed the acquisition of CB, headquartered in Pasadena, California. The Company acquired all of the assets and assumed all of the liabilities of CB for $180.7 million in cash and $722.8 million in stock. As a result, CB was merged with the Bank, the principal subsidiary of CVB. The primary reason for the acquisition was to further strengthen the Company’s presence in Southern California. At close, CB had 16 banking centers located throughout the greater Los Angeles and Orange County areas. The systems integration of CB and CBB was completed in November 2018.
The consolidation of banking centers was completed during the second quarter of 2019, in which four additional banking centers that were in close proximity were consolidated. For the first six months of 2019, a total of 10 banking centers were consolidated, including nine former CB centers.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 10, 2018 acquisition date.
The change in goodwill resulted from finalizing the fair value of impaired loans. The purchase price allocation was finalized in the second quarter of 2019.
The application of the acquisition method of accounting resulted in the recognition of goodwill of $547.1 million and a core deposit intangible (“CDI”) of $52.2 million, or 2.26% of core deposits. Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The table below summarizes the amounts recognized for the estimated fair value of assets acquired and the liabilities assumed as of the acquisition date.

	August 10, 2018
	(Dollars in thousands)
Merger Consideration
Cash paid	$180,719
CVBF common stock issued	722,767

Total merger consideration		$903,486

Identifiable net assets acquired, at fair value
Assets Acquired
Cash and cash equivalents	47,802
Investment securities	716,996
FHLB stock	17,250
Loans	2,738,100
Accrued interest receivable	7,916
Premises and equipment	14,632
BOLI	70,904
Core deposit intangible	52,200
Other assets	53,291

Total assets acquired		3,719,091
Liabilities assumed
Deposits	2,869,986
FHLB advances	297,571
Other borrowings	166,000
Other liabilities	29,192

Total liabilities assumed		3,362,749

Total fair value of identifiable net assets, at fair value		356,342

Goodwill		$547,144

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
The Company incurred merger related expenses associated with the CB acquisition of $
2.6
million and $
5.8
 million for the three and six months ended June 30, 2019,
respectively
, and $
494,000
and $
1.3
 million for the three and six months ended June 30, 2018, respectively
.
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and six months ended June 30, 2018. This unaudited estimated pro forma financial information was calculated as if CB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of CB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2019
	(Dollars in thousands, except per share amounts)

Total revenues (net interest income plus noninterest income)	$121,406	$244,379
Net income	$46,960	$93,651
Earnings per share - basic	$0.34	$0.67
Earnings per share - diluted	$0.33	$0.67

5.	INVESTMENT SECURITIES
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

	June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,348,415	$16,251	$(2,417)	$1,362,249	85.14%
CMO/REMIC - residential	194,094	1,216	(334)	194,976	12.19%
Municipal bonds	41,369	658	(41)	41,986	2.62%
Other securities	809	-	-	809	0.05%
Total available-for-sale securities	$1,584,687	$18,125	$(2,792)	$1,600,020	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$128,721	$2,627	$(414)	$130,934	17.68%
Residential mortgage-backed securities	175,552	1,480	(415)	176,617	24.11%
CMO	211,436	5	(4,358)	207,083	29.04%
Municipal bonds	212,404	3,245	(1,251)	214,398	29.17%
Total held-to-maturity securities	$728,113	$7,357	$(6,438)	$729,032	100.00%

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,494,106	$1,348	$(20,946)	$1,474,508	85.03%
CMO/REMIC - residential	217,223	353	(3,525)	214,051	12.34%
Municipal bonds	45,621	332	(1,143)	44,810	2.59%
Other securities	716	-	-	716	0.04%
Total available-for-sale securities	$1,757,666	$2,033	$(25,614)	$1,734,085	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$138,274	$572	$(2,622)	$136,224	18.57%
Residential mortgage-backed securities	153,874	-	(3,140)	150,734	20.67%
CMO	215,336	-	(12,081)	203,255	28.93%
Municipal bonds	236,956	556	(6,188)	231,324	31.83%
Total held-to-maturity securities	$744,440	$1,128	$(24,031)	$721,537	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$9,821	$11,290	$20,130	$22,735
Tax-advantaged	297	407	633	830

Total interest income from available-for-sale securities	10,118	11,697	20,763	23,565

Investment securities held-to-maturity:
Taxable	2,932	3,048	5,842	5,926
Tax-advantaged	1,494	1,759	3,109	3,646

Total interest income from held-to-maturity securities	4,426	4,807	8,951	9,572

Total interest income from investment securities	$14,544	$16,504	$29,714	$33,137

Approximately 89% of the total investment securities portfolio at June 30, 2019 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest.
The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-Impaired (“OTTI”).

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$-	$-	$228,518	$(2,417)	$228,518	$(2,417)
CMO/REMIC - residential	-	-	71,924	(334)	71,924	(334)
Municipal bonds	-	-	3,287	(41)	3,287	(41)
Total available-for-sale securities	$-	$-	$303,729	$(2,792)	$303,729	$(2,792)
Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$39,016	$(414)	$39,016	$(414)
Residential mortgage-backed securities	10,722	(45)	75,536	(370)	86,258	(415)
CMO	-	-	201,974	(4,358)	201,974	(4,358)
Municipal bonds	-	-	49,102	(1,251)	49,102	(1,251)
Total held-to-maturity securities	$10,722	$(45)	$365,628	$(6,393)	$376,350	$(6,438)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC - residential	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)
Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)
Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Residential mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)
Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

At June 30, 2019 and December 31, 2018, investment securities having a carrying value of approximately $1.51 billion and $1.66 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2057, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2019
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$14,715	$14,896	$500	$503
Due after one year through five years	1,427,215	1,441,490	315,591	311,769
Due after five years through ten years	114,977	115,535	187,726	189,711
Due after ten years	27,780	28,099	224,296	227,049
Total investment securities	$1,584,687	$1,600,020	$728,113	$729,032

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2019.

6.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

Prior to April 1, 2019, our loans and lease finance receivables consisted of purchase credit impaired (“PCI”) loans associated with the acquisition of San Joaquin Bank (“SJB”) on October 16, 2009, and loans and lease finance receivables excluding PCI loans (“Non-PCI loans”). The PCI loans are more fully discussed in Note 3 –
Summary of Significant Accounting Policies
, included in our Annual Report on Form 10-K for the year ended December 31, 2018. At June 30, 2019 and December 31, 2018, the remaining discount associated with the PCI loans was zero and our total gross PCI loan portfolio represented less than 0.2% of total gross loans and leases at June 30, 2019 and December 31, 2018. As of June 30, 2019, PCI loans were accounted for and combined with Non-PCI loans and were reflected in total loans and lease finance receivables.

The following table provides a summary of the Company’s total loans and lease finance receivables by type.

	June 30, 2019	December 31, 2018
	Total Loans and Leases	Non-PCI Loans and Leases	PCI Loans	Total Loans and Leases
	(Dollars in thousands)
Commercial and industrial	$917,953	$1,002,209	$519	$1,002,728
SBA	327,606	350,043	1,258	351,301
Real estate:
Commercial real estate	5,417,351	5,394,229	14,407	5,408,636
Construction	116,457	122,782	-	122,782
SFR mortgage	278,285	296,504	145	296,649
Dairy & livestock and agribusiness	301,752	393,843	700	394,543
Municipal lease finance receivables	59,985	64,186	-	64,186
Consumer and other loans	120,779	128,429	185	128,614
Gross loans	7,540,168	7,752,225	17,214	7,769,439
Less: Deferred loan fees, net	(4,478)	(4,828)	-	(4,828)
Gross loans, net of deferred loan fees	7,535,690	7,747,397	17,214	7,764,611
Less: Allowance for loan losses	(67,132)	(63,409)	(204)	(63,613)
Total loans and lease finance receivables	$7,468,558	$7,683,988	$17,010	$7,700,998

As of June 30, 2019, 77.08% of the Company’s total gross loan portfolio consisted of real estate loans, 71.85% of which consisted of commercial real estate loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of June 30, 2019, $225.6 million, or 4.16% of the total commercial real estate loans included loans secured by farmland, compared to $231.0 million, or 4.27%, at December 31, 2018. The loans secured by farmland included $122.7 million for loans secured by dairy & livestock land and $102.9 million for loans secured by agricultural land at June 30, 2019, compared to $126.9 million for loans secured by dairy & livestock land and $104.1 million for loans secured by agricultural land at December 31, 2018. As of June 30, 2019, dairy & livestock and agribusiness loans of $301.8 million were comprised of $245.7 million for dairy & livestock loans and $56.1 million for agribusiness loans, compared to $340.5 million for dairy & livestock loans and $54.0 million for agribusiness loans at December 31, 2018.
At June 30, 2019, the Company held approximately $3.81 billion of total fixed rate loans.
At June 30, 2019 and December 31, 2018, loans totaling $6.05 billion and $5.71 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.
There were no outstanding loans
held-for-sale
as of June 30, 2019 and December 31, 2018.
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
The following table summarizes loans by type, according to our internal risk ratings for the periods presented.

	June 30, 2019
	Pass	Special Mention	Substandard (1)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$883,044	$28,611	$6,298	$-	$917,953
SBA	303,947	14,444	9,215	-	327,606
Real estate:
Commercial real estate
Owner occupied	1,985,951	87,246	20,446	-	2,093,643
Non-owner occupied	3,310,103	12,850	755	-	3,323,708
Construction
Speculative	93,170	-	-	-	93,170
Non-speculative	23,287	-	-	-	23,287
SFR mortgage	272,767	2,158	3,360	-	278,285
Dairy & livestock and agribusiness	239,481	54,003	8,268	-	301,752
Municipal lease finance receivables	59,481	504	-	-	59,985
Consumer and other loans	118,706	1,019	1,054	-	120,779
Total gross loans	$7,289,937	$200,835	$49,396	$-	$7,540,168

(1)	Includes $ 19.9 million of classified loans acquired from CB in the third quarter of 2018.

	December 31, 2018 (1)
	Pass	Special Mention	Substandard (2)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$961,909	$29,358	$10,942	$-	$1,002,209
SBA	336,033	7,375	6,635	-	350,043
Real estate:
Commercial real estate
Owner occupied	2,008,169	95,841	13,980	-	2,117,990
Non-owner occupied	3,260,822	9,938	5,479	-	3,276,239
Construction
Speculative	118,233	-	-	-	118,233
Non-speculative	4,549	-	-	-	4,549
SFR mortgage	289,607	3,310	3,587	-	296,504
Dairy & livestock and agribusiness	350,044	34,586	9,213	-	393,843
Municipal lease finance receivables	63,650	536	-	-	64,186
Consumer and other loans	126,085	1,263	1,081	-	128,429
Total gross loans	$7,519,101	$182,207	$50,917	$-	$7,752,225

(1)
Excludes PCI loans of $17.2 million as of December 31, 2018, of which $15.8 million were rated pass, $1.2 million were rated special mention, $224,000 were rated substandard, and zero were rated doubtful & loss.

(2)	Includes $19.0 million of classified loans acquired from CB in the third quarter of 2018.

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
Management believes that the ALLL was appropriate at June 30, 2019 and December 31, 2018. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.
The following tables present the balance and activity related to the allowance for loan losses for held-for-investment loans by type for the periods presented.

	For the Three Months Ended June 30, 2019
	Ending Balance March 31, 2019	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance June 30, 2019
	(Dollars in thousands)
Commercial and industrial	$7,608	$(48)	$49	$248	$7,857
SBA	1,294	(210)	4	31	1,119
Real estate:
Commercial real estate	46,227	-	-	2,060	48,287
Construction	864	-	3	4	871
SFR mortgage	2,189	-	115	19	2,323
Dairy & livestock and agribusiness	5,699	-	19	(377)	5,341
Municipal lease finance receivables	738	-	-	(12)	726
Consumer and other loans	582	(3)	2	27	608
Total allowance for loan losses	$65,201	$(261)	$192	$2,000	$67,132

	For the Three Months Ended June 30, 2018
	Ending Balance March 31, 2018	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2018
	(Dollars in thousands)
Commercial and industrial	$7,499	$-	$27	$(556)	$6,970
SBA	884	-	5	(48)	841
Real estate:
Commercial real estate	41,863	-	-	734	42,597
Construction	987	-	596	(580)	1,003
SFR mortgage	2,202	-	-	(47)	2,155
Dairy & livestock and agribusiness	4,666	-	19	(334)	4,351
Municipal lease finance receivables	834	-	-	(26)	808
Consumer and other loans	688	(2)	3	(47)	642
PCI loans	312	-	-	(96)	216
Total allowance for loan losses	$59,935	$(2)	$650	$(1,000)	$59,583

	For the Six Months Ended June 30, 2019
	Ending Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance June 30, 2019
	(Dollars in thousands)
Commercial and industrial	$7,528	$(48)	$159	$218	$7,857
SBA	1,078	(230)	9	262	1,119
Real estate:
Commercial real estate	45,097	-	-	3,190	48,287
Construction	981	-	6	(116)	871
SFR mortgage	2,197	-	183	(57)	2,323
Dairy & livestock and agribusiness	5,225	(78)	19	175	5,341
Municipal lease finance receivables	775	-	-	(49)	726
Consumer and other loans	732	(4)	3	(123)	608
Total allowance for loan losses	$63,613	$(360)	$379	$3,500	$67,132

	For the Six Months Ended June 30, 2018
	Ending Balance December 31, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance June 30, 2018
	(Dollars in thousands)
Commercial and industrial	$7,280	$-	$37	$(347)	$6,970
SBA	869	-	10	(38)	841
Real estate:
Commercial real estate	41,722	-	-	875	42,597
Construction	984	-	1,930	(1,911)	1,003
SFR mortgage	2,112	-	-	43	2,155
Dairy & livestock and agribusiness	4,647	-	19	(315)	4,351
Municipal lease finance receivables	851	-	-	(43)	808
Consumer and other loans	753	(9)	11	(113)	642
PCI loans	367	-	-	(151)	216
Total allowance for loan losses	$59,585	$(9)	$2,007	$(2,000)	$59,583

The following tables present the recorded investment in loans held-for-investment
and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. Acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	June 30, 2019
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$2,088	$915,865	$276	$7,581
SBA	5,632	321,974	93	1,026
Real estate:
Commercial real estate	1,531	5,415,820	-	48,287
Construction	-	116,457	-	871
SFR mortgage	4,858	273,427	-	2,323
Dairy & livestock and agribusiness	-	301,752	-	5,341
Municipal lease finance receivables	-	59,985	-	726
Consumer and other loans	397	120,382	2	606

Total	$14,506	$7,525,662	$371	$66,761

	June 30, 2018
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$355	$508,833	$-	$-	$6,970	$-
SBA	1,174	119,874	-	-	841	-
Real estate:
Commercial real estate	7,741	3,446,289	-	-	42,597	-
Construction	-	84,400	-	-	1,003	-
SFR mortgage	4,133	233,021	-	13	2,142	-
Dairy & livestock and agribusiness	800	267,689	-	-	4,351	-
Municipal lease finance receivables	-	67,721	-	-	808	-
Consumer and other loans	509	60,366	-	3	639	-
PCI loans	-	-	19,426	-	-	216
Total	$14,712	$4,788,193	$19,426	$16	$59,351	$216
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
, included in our Annual Report on Form
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

The following tables present the recorded investment in, and the aging of, past due and nonaccrual loans by type of loans for the periods presented.

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$300	$10	$310	$1,993	$915,650	$917,953
SBA	-	-	-	5,082	322,524	327,606
Real estate:
Commercial real estate
Owner occupied	-	-	-	502	2,093,141	2,093,643
Non-owner occupied	-	-	-	593	3,323,115	3,323,708
Construction
Speculative (2)	-	-	-	-	93,170	93,170
Non-speculative	-	-	-	-	23,287	23,287
SFR mortgage	-	-	-	2,720	275,565	278,285
Dairy & livestock and agribusiness	-	-	-	-	301,752	301,752
Municipal lease finance receivables	-	-	-	-	59,985	59,985
Consumer and other loans	22	-	22	397	120,360	120,779
Total gross loans	$322	$10	$332	$11,287	$7,528,549	$7,540,168
(1)	As of June 30, 2019, $2.8 million of nonaccruing loans were current, $360,000 were 30-59 days past due, $ 832,000 were 60-89 days past due and $7.3 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Includes $8.4 million of nonaccrual loans acquired from CB in the third quarter of 2018.

	December 31, 2018 (1)
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (2) (4)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$820	$89	$909	$7,490	$993,810	$1,002,209
SBA	1,172	135	1,307	2,892	345,844	350,043
Real estate:
Commercial real estate
Owner occupied	2,439	350	2,789	589	2,114,612	2,117,990
Non-owner occupied	-	-	-	5,479	3,270,760	3,276,239
Construction
Speculative (3)	-	-	-	-	118,233	118,233
Non-speculative	-	-	-	-	4,549	4,549
SFR mortgage	-	285	285	2,937	293,282	296,504
Dairy & livestock and agribusiness	-	-	-	78	393,765	393,843
Municipal lease finance receivables	-	-	-	-	64,186	64,186
Consumer and other loans	-	-	-	486	127,943	128,429
Total gross loans	$4,431	$859	$5,290	$19,951	$7,726,984	$7,752,225

(1)	Excludes PCI loans.

(2)	As of December 31, 2018, $2.3 million of nonaccruing loans were current, $33,000 were 30-59 days past due, $57,000 were 60-89 days past due and $17.6 million were 90+ days past due.

(3)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

(4)	Includes $12.3 million of nonaccrual loans acquired from CB in the third quarter of 2018.

Impaired Loans
At June 30, 2019, the Company had impaired loans of $14.5 million. Impaired loans included $5.1 million of nonaccrual
Small Business Administration (“SBA”)
loans, $
2.7
 million of nonaccrual single-family residential (“SFR”) mortgage loans, $
2.0
 million of nonaccrual
commercial and industrial
loans, $
1.1
 million of nonaccrual commercial real estate loans, and $
397,000
of nonaccrual consumer and other loans. These impaired loans included $
3.5
 million of loans whose terms were modified in a troubled debt restructuring, of which $
263,000
were classified as nonaccrual. The remaining balance of $
3.2
 million consisted of
12
loans performing according to the restructured terms. The impaired loans had a specific allowance of $
371,000
at June
30
,
2019
. At December
31
,
2018
, the Company had classified as impaired, loans with a balance of $
23.5
 million with a related allowance of $
561,000
.

The following tables present information for
held-for-investment
loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Six Months Ended June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$898	$1,033	$-	$1,022	$2
SBA	4,369	5,714	-	3,703	21
Real estate:
Commercial real estate
Owner occupied	502	616	-	515	-
Non-owner occupied	1,029	1,209	-	1,068	14
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,858	5,467	-	4,893	42
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	395	518	-	407	-

Total	12,051	14,557	-	11,608	79

With a related allowance recorded:
Commercial and industrial	1,190	1,263	276	1,251	-
SBA	1,263	1,534	93	1,179	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	2	3	2	2	-

Total	2,455	2,800	371	2,432	-

Total impaired loans	$14,506	$17,357	$371	$14,040	$79

	As of and For the Six Months Ended June 30, 2018 (1)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$355	$864	$-	$378	$4
SBA	1,174	1,302	-	1,204	23
Real estate:
Commercial real estate
Owner occupied	4,294	4,747	-	4,331	-
Non-owner occupied	3,447	4,894	-	3,565	44
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,120	4,860	-	4,159	55
Dairy & livestock and agribusiness	800	1,091	-	819	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	506	716	-	568	-

Total	14,696	18,474	-	15,024	126

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	-	-	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	13	13	13	13	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	3	3	3	3	-

Total	16	16	16	16	-

Total impaired loans	$14,712	$18,490	$16	$15,040	$126

(1)	Excludes PCI loans.

	As of December 31, 2018 (1)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$7,436	$11,457	$-
SBA	3,467	5,746	-
Real estate:
Commercial real estate
Owner occupied	589	705	-
Non-owner occupied	2,808	4,324	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,349	6,270	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	418	526	-
Total	20,067	29,028	-
With a related allowance recorded:
Commercial and industrial	189	191	3
SBA	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	3,143	3,144	478
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	78	78	12
Municipal lease finance receivables	-	-	-
Consumer and other loans	68	100	68
Total	3,478	3,513	561
Total impaired loans	$23,545	$32,541	$561

(1)	Excludes PCI loans.

The Company recognizes the
charge-off
of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of June 30, 2019, December 31, 2018 and June 30, 2018 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off
is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral
dependent loans.
Reserve for Unfunded Loan Commitments
The allowance for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments at the same time it evaluates credit risk associated with the loan and lease portfolio. There was no
provision or recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2019, and 2018. As of June 30, 2019 and December 31, 2018, the balance in this reserve was $9.0 million and was included in other liabilities.

Troubled Debt Restructurings (“TDRs”)
Loans that are reported as TDRs are considered impaired and
charge-off
amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 –
Summary of Significant Accounting Policies
, included in our Annual Report on Form
10-K
for the year ended December 31, 2018 for a more detailed discussion regarding TDRs.
As of June 30, 2019, there were $3.5 million of loans classified as a TDR, of which $3.2 million were performing and $263,000 were nonperforming. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2019, performing TDRs were comprised of eight SFR mortgage loans of $2.1 million, one SBA loan of $550,000, one commercial real estate loan of $436,000, and two commercial and industrial loans of $95,000.
The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated zero and $490,000 of specific allowance to TDRs as of June 30, 2019 and December 31, 2018, respectively.
The following table provides a summary of the activity related to TDRs for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018 (1)	2019	2018 (1)
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$3,299	$4,285	$3,594	$4,809
New modifications	-	311	-	311
Payoffs/payments, net and other	(80)	(66)	(375)	(590)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-
Ending balance	$3,219	$4,530	$3,219	$4,530
Nonperforming TDRs:
Beginning balance	$277	$3,909	$3,509	$4,200
New modifications	-	38	-	38
Charge-offs	-	-	(78)	-
Transfer to OREO	-	-	(2,275)	-
Payoffs/payments, net and other	(14)	(55)	(893)	(346)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-
Ending balance	$263	$3,892	$263	$3,892
Total TDRs	$3,482	$8,422	$3,482	$8,422

(1)	Excludes PCI loans.

There were no loans that were modified as TDRs during the three and six months ended June 30, 2019.

The following tables summarize loans modified as TDRs for the periods presented.
Modifications (1)

For the Three Months Ended June 30, 2018 (2)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2018	Financial Effect Resulting From Modifications (3)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	38	38	31	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	311	311	307	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$349	$349	$338	$-

For the Six Months Ended June 30, 2018 (2)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2018	Financial Effect Resulting From Modifications (3)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	38	38	31	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	311	311	307	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$349	$349	$338	$-

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.

(2)	Excludes PCI loans.

(3)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

There were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2019 and 2018.

7.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2019, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 360,000 and 396,000, respectively. For the three and six months ended June 30, 2018, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 14,000 and 13,000, respectively.
The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$54,481	$35,373	$106,123	$70,286
Less: Net earnings allocated to restricted stock	134	94	276	202

Net earnings allocated to common shareholders	$54,347	$35,279	$105,847	$70,084

Weighted average shares outstanding	139,748	109,983	139,682	109,921
Basic earnings per common share	$0.39	$0.32	$0.76	$0.64

Diluted earnings per common share:
Net income allocated to common shareholders	54,347	35,279	105,847	70,084

Weighted average shares outstanding	139,748	109,983	139,682	109,921
Incremental shares from assumed exercise of outstanding options	149	372	179	418

Diluted weighted average shares outstanding	139,897	110,355	139,861	110,339
Diluted earnings per common share	$0.39	$0.32	$0.76	$0.64

8.	FAIR VALUE INFORMATION
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2019. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).
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

There were
no
transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2019 and 2018.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,362,249	$-	$1,362,249	$-
CMO/REMIC - residential	194,976	-	194,976	-
Municipal bonds	41,986	-	41,986	-
Other securities	809	-	809	-

Total investment securities - AFS	1,600,020	-	1,600,020	-
Interest rate swaps	10,744	-	10,744	-

Total assets	$1,610,764	$-	$1,610,764	$-

Description of liability
Interest rate swaps	$10,744	$-	$10,744	$-

Total liabilities	$10,744	$-	$10,744	$-

	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,474,508	$-	$1,474,508	$-
CMO/REMIC - residential	214,051	-	214,051	-
Municipal bonds	44,810	-	44,810	-
Other securities	716	-	716	-

Total investment securities - AFS	1,734,085	-	1,734,085	-
Interest rate swaps	1,938	-	1,938	-

Total assets	$1,736,023	$-	$1,736,023	$-

Description of liability
Interest rate swaps	$1,938	$-	$1,938	$-

Total liabilities	$1,938	$-	$1,938	$-

Assets and Liabilities Measured at Fair Value on a
Non-Recurring
Basis
We may be required to measure certain assets at fair value on a non-recurring
basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.
For assets measured at fair value on a
non-recurring
basis that were held on the balance sheet at June 30, 2019 and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2019
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$1,190	$-	$-	$1,190	$276
SBA	1,153	-	-	1,153	323
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	2	-	-	2	2
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$2,345	$-	$-	$2,345	$601

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2018
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$189	$-	$-	$189	$3
SBA	-	-	-	-	-
Real estate:
Commercial real estate	3,143	-	-	3,143	478
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	78	-	-	78	12
Consumer and other loans	68	-	-	68	68
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$3,478	$-	$-	$3,478	$561

Fair Value of Financial Instruments
The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2019 and December 31, 2018, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$175,840	$175,840	$-	$-	$175,840
Interest-earning balances due from depository institutions	6,425	-	6,295	-	6,295
Investment securities available-for-sale	1,600,020	-	1,600,020	-	1,600,020
Investment securities held-to-maturity	728,113	-	729,032	-	729,032
Total loans, net of allowance for loan losses	7,468,558	-	-	7,433,835	7,433,835
Swaps	10,744	-	10,744	-	10,744
Liabilities
Deposits:
Interest-bearing	$3,412,588	$-	$3,409,516	$-	$3,409,516
Borrowings	421,271	-	420,841	-	420,841
Junior subordinated debentures	25,774	-	-	20,703	20,703
Swaps	10,744	-	10,744	-	10,744

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and due from banks	$163,948	$163,948	$-	$-	$163,948
Interest-earning balances due from depository institutions	7,670	-	7,339	-	7,339
Investment securities available-for-sale	1,734,085	-	1,734,085	-	1,734,085
Investment securities held-to-maturity	744,440	-	721,537	-	721,537
Total loans, net of allowance for loan losses	7,700,998	-	-	7,514,964	7,514,964
Swaps	1,938	-	1,938	-	1,938
Liabilities
Deposits:
Interest-bearing	$3,622,703	$-	$3,614,682	$-	$3,614,682
Borrowings	722,255	-	721,601	-	721,601
Junior subordinated debentures	25,774	-	-	21,176	21,176
Swaps	1,938	-	1,938	-	1,938

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9.	DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2019, the Bank has entered into 77 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.
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
As a result of the Bank exceeding $10 billion in assets, federal regulations require the Bank, beginning in January 2019, to clear most interest rate swaps through a clearing house (“centrally cleared”). These instruments contain language outlining collateral pledging requirements for each counterparty, in which collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral.
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
Balance Sheet Classification of Derivative Financial Instruments
As of June 30, 2019 and December 31, 2018, the total notional amount of the Company’s swaps was $224.8 million, and $195.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,744	Other liabilities	$10,744

Total derivatives		$10,744		$10,744

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$1,938	Other liabilities	$1,938

Total derivatives		$1,938		$1,938

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings
The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
		(Dollars in thousands)
Interest rate swaps	Other income	$373	$151	$757	$267

Total		$373	$151	$757	$267

10.	OTHER COMPREHENSIVE INCOME
The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended June 30,
	2019			2018
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$19,564	$(5,784)	$13,780	$(5,773)	$1,707	$(4,066)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	(78)	23	(55)	(825)	244	(581)
Net change	$19,486	$(5,761)	$13,725	$(6,598)	$1,951	$(4,647)

	For the Six Months Ended June 30,
	2019			2018
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$38,914	$(11,504)	$27,410	$(37,111)	$10,972	$(26,139)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	(1,201)	355	(846)	(1,657)	490	(1,167)
Net change	$37,713	$(11,149)	$26,564	$(38,768)	$11,462	$(27,306)

11.	BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	the Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
June 30, 2019
Financial assets:
Derivatives not designated as hedging instruments	$10,744	$-	$-	$10,744	$-	$10,744
Total	$10,744	$-	$-	$10,744	$-	$10,744

Financial liabilities:
Derivatives not designated as hedging instruments	$10,851	$(107)	$10,744	$107	$(14,962)	$(4,111)
Repurchase agreements	421,271	-	421,271	-	(424,648)	(3,377)
Total	$432,122	$(107)	$432,015	$107	$(439,610)	$(7,488)

December 31, 2018
Financial assets:
Derivatives not designated as hedging instruments	$1,938	$-	$-	$1,938	$-	$1,938
Total	$1,938	$-	$-	$1,938	$-	$1,938

Financial liabilities:
Derivatives not designated as hedging instruments	$4,203	$(2,265)	$1,938	$2,265	$-	$4,203
Repurchase agreements	442,255	-	442,255	-	(487,607)	(45,352)
Total	$446,458	$(2,265)	$444,193	$2,265	$(487,607)	$(41,149)

12.	LEASES

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
The following presents the components of lease costs and supplemental information related to leases as of June 30, 2019 and for the three and six months ended June 30, 2019.

As of June 30, 2019
(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$17,959
Total lease liabilities	21,157

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019
	(Dollars in thousands)
Lease Cost

Operating lease expense (1)	$1,906	$4,006
Sublease income	-	-

Total lease expense	$1,906	$4,006

(1)   Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflows from operating leases	$2,113	$4,859

Lease Term and Discount Rate
As of June 30, 2019

Weighted average remaining lease term (years)	4.11

Weighted average discount rate	3.50%

The Company’s lease arrangements that have not yet commenced as of June 30, 2019 and the Company’s short-term lease costs and variable lease costs, for the three and six months ended June 30, 2019 are not material to the consolidated financial statements.
The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2019, excluding property taxes and insurance, are as follows:
As of June 30, 2019
(Dollars in thousands)
Year:
2019 (excluding the six months ended June 30, 2019)	$3,997
2020	6,604
2021	4,806
2022	3,622
2023	1,941
Thereafter	2,241

Total future lease payments	23,211
Less: Imputed interest	(2,054)

Present value of lease liabilities	$21,157

13.	REVENUE RECOGNITION

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
and
out-of-scope
of Topic 606, for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,065	$4,091	$10,206	$8,136
Trust and investment services	2,452	2,399	4,634	4,556
Bankcard services	1,027	958	1,977	1,762
Gain on OREO, net	24	-	129	3,540
Other	2,603	1,178	4,647	2,569

Noninterest Income (in-scope of Topic 606)	11,171	8,626	21,593	20,563
Noninterest Income (out-of-scope of Topic 606)	7,034	1,069	12,915	2,048

Total noninterest income	$18,205	$9,695	$34,508	$22,611

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
•	Allowance for Loan Losses (“ALLL”)

•	Business Combinations

•	Valuation and Recoverability of Goodwill

•	Income Taxes

Our significant accounting policies are described in greater detail in our 2018 Annual Report on Form
10-K
in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 —
Summary of Significant Accounting Policies
, included in our Annual Report on Form
10-K
for the year ended December 31, 2018, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
For the second quarter of 2019, we reported net earnings of $54.5 million, compared with $51.6 million for the first quarter of 2019 and $35.4 million for the second quarter of 2018. Diluted earnings per share were $0.39 for the second quarter, compared to $0.37 for the prior quarter and $0.32 for the same period last year.
At June 30, 2019, total assets of $11.17 billion decreased $357.6 million, or 3.10%, from total assets of $11.53 billion at December 31, 2018. Interest-earning assets of $9.89 billion at June 30, 2019 decreased $395.0 million, or 3.84%, when compared with $10.29 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $228.9 million decrease in total loans and a $150.4 million decrease in investment securities. Our tax equivalent yield on interest-earnings assets was 4.72% for the quarter ended June 30, 2019, compared to 4.62% for the first quarter of 2019 and 3.93% for the second quarter of 2018.
Total investment securities were $2.33 billion at June 30, 2019, a decrease of $150.4 million, or 6.07%, from $2.48 billion at December 31, 2018. At June 30, 2019, investment securities held-to-maturity
(“HTM”) totaled $728.1 million. At June 30, 2019, investment securities available-for-sale
(“AFS”) totaled $1.60 billion, inclusive of a
pre-tax
unrealized gain of $15.3 million. HTM securities declined by $16.3 million, or 2.19%, and AFS securities declined by $134.1 million, or 7.73%, from December 31, 2018. Our tax equivalent yield on investments was 2.53% for the quarter ended June 30, 2019, compared to 2.57% for the first quarter of 2019 and 2.48% for the second quarter of 2018.

Total loans and leases, net of deferred fees and discounts, of $7.54 billion at June 30, 2019 decreased by $228.9 million, or 2.95%, from December 31, 2018. The decrease in total loans included a $94.8 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding dairy & livestock loans, total loans declined by $134.1 million, or 1.81%. The decrease in total loans included declines of $84.8 million in commercial and industrial loans and $23.7 million in Small Business Administration (“SBA”) loans and $18.4 million in SFR mortgage loans. Our yield on loans was 5.40% for the quarter ended June 30, 2019, compared to 5.27% for the first quarter of 2019 and 4.81% for the second quarter of 2018. Interest income for yield adjustments related to discount accretion on acquired loans and nonrecurring nonaccrual interest paid was $9.4 million for the quarter ended June 30, 2019, compared to $7.2 million for the first quarter of 2019 and $2.1 million for the second quarter of 2018.
Noninterest-bearing deposits were $5.25 billion at June 30, 2019, an increase of $45.4 million, or 0.87%, when compared to December 31, 2018. At June 30, 2019, noninterest-bearing deposits were 60.61% of total deposits, compared to 58.96% at December 31, 2018. Our average cost of total deposits was 0.19% for the quarter ended June 30, 2019, compared to 0.18% for the first quarter of 2019 and 0.09% for the second quarter of 2018.
Customer repurchase agreements totaled $421.3 million at June 30, 2019, compared to $442.3 million at December 31, 2018. Our average cost of total deposits including customer repurchase agreements was 0.20% for the quarter ended June 30, 2019, unchanged from the prior quarter, and 0.11% for the second quarter of 2018.
At June 30, 2019, we had no short-term borrowings compared to $280.0 million at December 31, 2018. At June 30, 2019, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2018. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. Our average cost of funds was 0.25% for the quarter ended June 30, 2019, unchanged from the prior quarter, and 0.12% for the second quarter of 2018.
The allowance for loan losses totaled $67.1 million at June 30, 2019, compared to $63.6 million at December 31, 2018. The allowance for loan losses for the first six months of 2019 was increased by $3.5 million in provision for loan losses and $19,000 in net recoveries. The allowance for loan losses was 0.89% and 0.82% of total loans and leases outstanding, at June 30, 2019 and December 31, 2018, respectively. The ratio as of the most recent three quarters was impacted by the $2.74 billion in loans acquired from Community Bank (“CB”) that are recorded at fair market value, without a corresponding loan loss allowance. As of June 30, 2019, credit related discounts on acquired loans were $41.4 million.
Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of June 30, 2019, the Company’s Tier 1 leverage capital ratio totaled 11.94%, our common equity Tier 1 ratio totaled 14.23%, our Tier 1 risk-based capital ratio totaled 14.51%, and our total risk-based capital ratio totaled 15.39%. Refer to our
Analysis of Financial Condition – Capital Resources
.
Recent Acquisition
On August 10, 2018, we completed the acquisition of CB with approximately $4.09 billion in total assets and 16 banking centers. The total assets acquired from CB included $2.74 billion of acquired loans, net of an $82.7 million discount, $717.0 million of investment securities, and $70.9 million in bank-owned life insurance. The acquisition resulted in approximately $547.1 million of goodwill and $52.2 million in core deposit premium. At the close of the merger, the entire CB security portfolio was liquidated at fair market value, as was $297.6 million of FHLB term advances and $166.0 million of overnight borrowings assumed from CB. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The change in goodwill resulted from finalizing the fair value of impaired loans. The purchase price allocation was finalized in the second quarter of 2019. The consolidation of banking centers was completed during the second quarter of 2019, in which four additional banking centers were consolidated into CBB banking centers.
We have included the financial results of the business combination in the consolidated statement of earnings and comprehensive income beginning on the acquisition date.

ANALYSIS OF THE RESULTS OF OPERATIONS
Financial Performance

	For the Three Months Ended		Variance
	June 30, 2019	March 31, 2019	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$111,057	$109,536	$1,521	1.39%
Provision for loan losses	(2,000)	(1,500)	(500)	-33.33%
Noninterest income	18,205	16,303	1,902	11.67%
Noninterest expense	(50,528)	(51,604)	1,076	2.09%
Income taxes	(22,253)	(21,093)	(1,160)	-5.50%

Net earnings	$54,481	$51,642	$2,839	5.50%

Earnings per common share:
Basic	$0.39	$0.37	$0.02
Diluted	$0.39	$0.37	$0.02
Return on average assets	1.95%	1.84%	0.11%
Return on average shareholders’ equity	11.38%	11.14%	0.24%
Efficiency ratio	39.09%	41.01%	-1.92%
Noninterest expense to average assets	1.81%	1.83%	-0.02%

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$111,057	$72,688	$38,369	52.79%	$220,593	$143,209	$77,384	54.04%
(Provision for) recapture of provision for loan losses	(2,000)	1,000	(3,000)	-300.00%	(3,500)	2,000	(5,500)	-275.00%
Noninterest income	18,205	9,695	8,510	87.78%	34,508	22,611	11,897	52.62%
Noninterest expense	(50,528)	(34,254)	(16,274)	-47.51%	(102,132)	(70,200)	(31,932)	-45.49%
Income taxes	(22,253)	(13,756)	(8,497)	-61.77%	(43,346)	(27,334)	(16,012)	-58.58%

Net earnings	$54,481	$35,373	$19,108	54.02%	$106,123	$70,286	$35,837	50.99%

Earnings per common share:
Basic	$0.39	$0.32	$0.07		$0.76	$0.64	$0.12
Diluted	$0.39	$0.32	$0.07		$0.76	$0.64	$0.12
Return on average assets	1.95%	1.73%	0.22%		1.89%	1.72%	0.17%
Return on average shareholders’ equity	11.38%	13.08%	-1.70%		11.26%	13.05%	-1.79%
Efficiency ratio	39.09%	41.58%	-2.49%		40.04%	42.34%	-2.30%
Noninterest expense to average assets	1.81%	1.68%	0.13%		1.82%	1.72%	0.10%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)

Net Income	$54,481	$35,373	$106,123	$70,286
Add: Amortization of intangible assets	2,833	328	5,690	659
Less: Tax effect of amortization of intangible assets (1)	(838)	(97)	(1,682)	(195)

Tangible net income	$56,476	$35,604	$110,131	$70,750

Average stockholders’ equity	$1,919,888	$1,085,053	$1,899,898	$1,086,157
Less: Average goodwill	(666,196)	(116,564)	(666,366)	(116,564)
Less: Average intangible assets	(49,615)	(6,393)	(51,188)	(6,557)

Average tangible common equity	$1,204,077	$962,096	$1,182,344	$963,036

Return on average equity, annualized	11.38%	13.08%	11.26%	13.05%
Return on average tangible common equity, annualized	18.81%	14.84%	18.78%	14.81%

(1)	Tax effected at respective statutory rates.

Net Interest Income
The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and six months ended June 30, 2019 and 2018. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management
included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,590,959	$9,821	2.47%	$1,921,638	$11,290	2.37%
Tax-advantaged	43,719	297	3.75%	53,399	407	4.06%
Held-to-maturity securities:
Taxable	511,938	2,932	2.29%	540,692	3,048	2.25%
Tax-advantaged	215,366	1,494	3.35%	243,910	1,759	3.49%
Investment in FHLB stock	17,688	298	6.76%	17,688	298	6.76%
Interest-earning deposits with other institutions	18,022	100	2.23%	144,081	635	1.76%
Loans (2)	7,558,483	101,843	5.40%	4,780,347	57,368	4.81%

Total interest-earning assets	9,956,175	116,785	4.72%	7,701,755	74,805	3.93%
Total noninterest-earning assets	1,264,592			476,854

Total assets	$11,220,767			$8,178,609

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$3,024,664	2,973	0.39%	$2,233,652	1,293	0.23%
Time deposits	494,507	1,120	0.91%	367,871	256	0.28%

Total interest-bearing deposits	3,519,171	4,093	0.47%	2,601,523	1,549	0.24%
FHLB advances, other borrowings, and customer repurchase agreements	585,550	1,635	1.11%	462,618	568	0.49%

Interest-bearing liabilities	4,104,721	5,728	0.56%	3,064,141	2,117	0.28%

Noninterest-bearing deposits	5,093,781			3,958,980
Other liabilities	102,377			70,435
Stockholders’ equity	1,919,888			1,085,053

Total liabilities and stockholders’ equity	$11,220,767			$8,178,609

Net interest income		$111,057			$72,688

Net interest spread - tax equivalent			4.16%			3.65%
Net interest margin			4.47%			3.79%
Net interest margin - tax equivalent			4.49%			3.82%

(1)	Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended June 30, 2019 and 2018. The non TE rates were 2.46% and 2.40% for the three months ended June 30, 2019 and 2018, respectively.

(2)	Includes loan fees of $727,000 and $855,000 for the three months ended June 30, 2019 and 2018, respectively. Prepayment penalty fees of $1.3 million and $912,000 are included in interest income for the three months ended June 30, 2019 and 2018, respectively.

(3)	Includes interest-bearing demand and money market accounts.

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,622,465	$20,130	2.48%	$1,950,190	$22,735	2.34%
Tax-advantaged	44,048	633	3.91%	54,262	830	4.06%
Held-to-maturity securities:
Taxable	510,781	5,842	2.29%	547,694	5,926	2.16%
Tax-advantaged	221,602	3,109	3.39%	250,507	3,646	3.52%
Investment in FHLB stock	17,688	630	7.18%	17,688	630	7.18%
Interest-earning deposits with other institutions	18,356	194	2.13%	141,443	1,171	1.66%
Loans (2)	7,610,241	201,530	5.34%	4,785,118	112,564	4.74%

Total interest-earning assets	10,045,181	232,068	4.67%	7,746,902	147,502	3.86%
Total noninterest-earning assets	1,268,812			470,378

Total assets	$11,313,993			$8,217,280

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$3,075,966	5,658	0.37%	$2,262,271	2,566	0.23%
Time deposits	509,581	2,306	0.91%	372,585	508	0.27%

Total interest-bearing deposits	3,585,547	7,964	0.45%	2,634,856	3,074	0.24%
FHLB advances, other borrowings, and customer repurchase agreements	638,463	3,511	1.10%	522,606	1,219	0.47%

Interest-bearing liabilities	4,224,010	11,475	0.55%	3,157,462	4,293	0.27%

Noninterest-bearing deposits	5,089,795			3,907,901
Other liabilities	100,290			65,760
Stockholders’ equity	1,899,898			1,086,157

Total liabilities and stockholders’ equity	$11,313,993			$8,217,280

Net interest income		$220,593			$143,209

Net interest spread - tax equivalent			4.12%			3.59%
Net interest margin			4.42%			3.72%
Net interest margin - tax equivalent			4.44%			3.75%

(1)	Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the six months ended June 30, 2019 and 2018. The non TE rates were 2.48% and 2.37% for the six months ended June 30, 2019 and 2018, respectively.
(2)	Includes loan fees of $1.6 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. Prepayment penalty fees of $2.3 million and $1.4 million are included in interest income for the six months ended June 30, 2019 and 2018, respectively.
(3)	Includes interest-bearing demand and money market accounts.

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
Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended June 30, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,877)	$489	$(81)	$(1,469)
Tax-advantaged investment securities	(64)	(39)	(7)	(110)
Held-to-maturity securities:
Taxable investment securities	(162)	49	(3)	(116)
Tax-advantaged investment securities	(195)	(63)	(7)	(265)
Investment in FHLB stock	-	-	-	-
Interest-earning deposits with other institutions	(556)	167	(146)	(535)
Loans	33,339	7,043	4,093	44,475

Total interest income	30,485	7,646	3,849	41,980

Interest expense:
Savings deposits	458	902	320	1,680
Time deposits	88	577	199	864
FHLB advances, other borrowings, and customer repurchase agreements	153	722	192	1,067

Total interest expense	699	2,201	711	3,611

Net interest income	$29,786	$5,445	$3,138	$38,369

	Comparison of Six Months Ended June 30, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(3,754)	$1,376	$(227)	$(2,605)
Tax-advantaged investment securities	(157)	(50)	10	(197)
Held-to-maturity securities:
Taxable investment securities	(501)	447	(30)	(84)
Tax-advantaged investment securities	(421)	(131)	15	(537)
Investment in FHLB stock	-	-	-	-
Interest-earning deposits with other institutions	(1,021)	337	(293)	(977)
Loans	66,439	14,164	8,363	88,966

Total interest income	60,585	16,143	7,838	84,566

Interest expense:
Savings deposits	923	1,595	574	3,092
Time deposits	187	1,178	433	1,798
FHLB advances, other borrowings, and customer repurchase agreements	274	1,652	366	2,292

Total interest expense	1,384	4,425	1,373	7,182

Net interest income	$59,201	$11,718	$6,465	$77,384

Second Quarter of 2019 Compared to the Second Quarter of 2018
Net interest income, before provision for (recapture of) loan losses, of $111.1 million for the second quarter of 2019 increased $38.4 million, or 52.79%, compared to $72.7 million for the second quarter of 2018. Interest-earning assets increased on average by $2.25 billion, or 29.27%, from $7.70 billion for the second quarter of 2018 to $9.96 billion for the second quarter of 2019. The growth in interest-earning assets was primarily the result of loan growth from the acquisition of CB. Our net interest margin (TE) was 4.49% for the second quarter of 2019, compared to 3.82% for the second quarter of 2018. The net interest margin for the second quarter of 2019 grew by 67 basis points over the second quarter of 2018. Discount accretion on acquired loans and nonrecurring nonaccrual interest paid was $9.4 million for the second quarter of 2019, compared to $2.1 million for the second quarter of 2018. The increase in our adjusted net interest margin was primarily due to a 79 basis point increase in our average yield on interest-earning assets (TE), which resulted from a 59 basis point increase in our loan yield and an increase in loans as a percentage of our average earnings.
Interest income for the second quarter of 2019 was $116.8 million, which represented a $42.0 million, or 56.12%, increase when compared to the same period of 2018. Average interest-earning assets increased by $2.25 billion and the average interest-earning asset yield of 4.72%, compared to 3.93% for the second quarter of 2018. The 79 basis point increase in the interest-earning asset yield over the second quarter of 2018 resulted from the combination of a 59 basis point increase in loan yields, a six basis point increase in investment yields and the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets from 62.1% in the second quarter of 2018 to 75.9% in the second quarter of 2019. Conversely, average investment securities declined as a percentage of earning assets from 35.8% in the prior year to 23.7% in the second quarter of 2019.
Interest income and fees on loans for the second quarter of 2019 of $101.8 million increased $44.5 million, or 77.53%, when compared to the second quarter of 2018 primarily due to loans acquired from CB. Average loans increased $2.78 billion for the second quarter of 2019 when compared with the same period of 2018. As a result of higher levels of discount accretion on acquired CB loans and nonaccrual interest paid, second quarter interest income increased by $6.1 million in comparison to the second quarter of 2018. Also contributing to the 59 basis point increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s prime rate, which increased by 0.50% when compared to the end of second quarter of 2018.
Interest income from investment securities was $14.5 million for the second quarter of 2019, a $2.0 million, or 11.88%, decrease from $16.5 million for the second quarter of 2018. This decrease was primarily the result of a $397.7 million decline in average investment securities for the second quarter of 2019, compared to the same period of 2018. The yield on investments increased by six basis points compared to the second quarter of 2018.
Interest expense of $5.7 million for the second quarter of 2019, increased $3.6 million, or 170.57%, compared to the second quarter of 2018, as our average interest-bearing liabilities increased by $1.04 billion. The increase in interest-bearing liabilities was primarily due to growth in interest-bearing deposits assumed from CB. Our total cost of funds for the second quarter of 2019 was 0.25%, compared to 0.12% for the second quarter of 2018. The increase in cost of funds compared to the second quarter of 2018 was due to a nine basis point increase in cost of deposits and customer repurchases, and $130.2 million of growth in average overnight borrowings at an average cost of 2.56%. Average interest-bearing deposits and customer repurchase agreements increased by $910.3 million, as we assumed $1.61 billion interest-bearing deposits from CB during the third quarter of 2018. Average noninterest-bearing deposits represented 59.14% of our total deposits for the second quarter of 2019, compared to 60.35% for the second quarter of 2018.
Six Months of 2019 Compared to the Six Months of 2018
Net interest income, before recapture of provision for (recapture of) loan losses, was $220.6 million for the six months ended June 30, 2019, an increase of $77.4 million, or 54.04%, compared to $143.2 million for the same period of 2018. Interest-earning assets increased on average by $2.30 billion, or 29.67%, from $7.75 billion for the six months ended June 30, 2018 to $10.05 billion for the current year. Our net interest margin (TE) was 4.44% during the first six months of 2019, compared to 3.75% for the same period of 2018.
Interest income for the six months ended June 30, 2019 was $232.1 million, which represented a $84.6 million, or 57.33%, increase when compared to the same period of 2018. Compared to the first six months of 2018, average interest-earning assets increased by $2.30 billion primarily due to loans acquired from CB, and the yield on interest-earning assets increased by 81 basis points. The 81 basis points increase in the earning asset yield over the first six months of 2019, resulted from a 60 basis point increase in loan yields and a change in the mix of earning assets. Average loans as a percentage of earning assets grew from 61.8% for the first six months of 2018 to 75.8% for the first six months of 2019. Conversely, average investment securities declined as a percentage of earning assets from 36.2% in the prior year to 23.9% for the first six months of 2019.

Interest income and fees on loans for the first six months of 2019 of $201.5 million increased $89.0 million, or 79.04%, when compared to the same period of 2018. Average loans increased $2.83 billion for the first six months of 2019 when compared with the same period of 2018, primarily due to loans acquired from CB. The first six months of 2019 reflected a $13.0 million increase in discount accretion on acquired loans and nonaccrual interest paid when compared to the same period of 2018.
Interest income from investment securities was $29.7 million for the six months ended June 30, 2019, a $3.4 million decrease from $33.1 million for the first six months of 2018. This decrease was the net result of a $403.8 million decrease in the average investment securities for the first six months of 2019, compared to the same period of 2018, partially offset by an 11 basis points increase in the non tax-equivalent yield on securities.
Interest expense of $11.5 million for the six months ended June 30, 2019, increased by $7.2 million from the same period of 2018. The average rate paid on interest-bearing liabilities increased by 28 basis points, to 0.55% for the first six months of 2019, from 0.27% for the same period of 2018. The rate on interest-bearing deposits for the first six months of 2019 increased by 21 basis points from the same period in 2018. Average interest-bearing liabilities were $1.07 billion higher during the first six months of 2019 when compared with the same period of 2018, primarily due to deposits assumed from CB. Average interest-bearing deposit growth of $950.7 million was partially offset by a $22.2 million decline in customer repurchase agreements. Average noninterest-bearing deposits represented 58.67% of our total deposits for the six months ended June 30 2019, compared to 59.73% for the same period of 2018. Total cost of funds for the first six months of 2019 was 0.25%, compared with 0.12% for the same period of 2018.
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
The allowance for loan losses totaled $67.1 million at June 30, 2019, compared to $63.6 million at December 31, 2018 and $59.6 million as of June 30, 2018. The allowance for loan losses was increased by $3.5 million in loan loss provision and $19,000 in net recoveries for the six months ended June 30, 2019. This compares to a $2.0 million loan loss provision recapture and net recoveries of $2.0 million for the same period of 2018. The increase in provision for loan losses was primarily due to lower levels of net recoveries and additional provision due to loan growth during the period experienced within the commercial and industrial and commercial real estate segments of the non-acquired
loan portfolio. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. In addition to the growth in the non-acquired
loan portfolio, the provision was the result of the net effect of modest increases in certain qualitative loss factors and reduced reserve requirements for moderate reductions in historical loss rates across the portfolio. We believe the allowance is appropriate at June 30, 2019. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of June 30, 2019, December 31, 2018 and June, 2018 was 0.89%, 0.82% and 1.24%, respectively. The ratio as of the most recent four quarters was impacted by the $2.74 billion in loans acquired from CB that are recorded at fair market value, without a corresponding loan loss allowance. As of June 30, 2019, remaining credit related discounts on acquired loans were $41.4 million. Refer to the discussion of “Allowance for Loan Losses” in Item 2 —
Management’s Discussion and Analysis of Financial Condition and Results of Operations
contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.
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
The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
				(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,065	$4,091	$974	23.81%	$10,206	$8,136	$2,070	25.44%
Trust and investment services	2,452	2,399	53	2.21%	4,634	4,556	78	1.71%
Bankcard services	1,027	958	69	7.20%	1,977	1,762	215	12.20%
BOLI income	1,349	1,069	280	26.19%	2,685	2,048	637	31.10%
Gain on OREO, net	24	-	24	-	129	3,540	(3,411)	-96.36%
Gain on sale of building, net	-	-	-	-	4,545	-	4,545	-
Gain on eminent domain condemnation, net	5,685	-	5,685	-	5,685	-	5,685	-
Other	2,603	1,178	1,425	120.97%	4,647	2,569	2,078	80.89%

Total noninterest income	$18,205	$9,695	$8,510	87.78%	$34,508	$22,611	$11,897	52.62%

Second Quarter of 2019 Compared to the Second Quarter of 2018
The second quarter of 2019 included $5.7 million of net gain from the legal settlement of an eminent condemnation of one of our business financial center buildings located in Bakersfield. We have since moved that banking center to another site approximately 0.5 miles away. Excluding this net gain on sale, noninterest income for the second quarter of 2019 increased by $2.8 million, or 29.14%, compared to the second quarter of 2018. The $1.0 million increase in service charges on deposit accounts from the second quarter of 2018 was primarily due to service charges on deposits assumed in the acquisition of CB.
CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured
investment products. At June 30, 2019, CitizensTrust had approximately $2.82 billion in assets under management and administration, including $2.03 billion in assets under management. The fees generated for the second quarter of 2019 were consistent with the second quarter of 2018.
The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The $1.4 million increase in other income included increases in international banking, swap fee income, SBA servicing income, and dividend income from various equity investments.
Six Months of 2019 Compared to the Six Months of 2018
The $11.9 million increase in noninterest income for the six months ended June 30, 2019, was primarily due to a $5.7 million net gain from the legal settlement of an eminent condemnation of one of our business financial center buildings in Bakersfield and a $4.5 million net gain on the sale of one of our bank owned buildings, compared with a $3.5 million net gain on the sale of one OREO during the first six months of 2018. Service charges on deposit accounts increased by $2.1 million from the first six months of 2018, primarily due to the acquisition of CB. The $637,000 increase in BOLI income included $1.0 million in income from $70.9 million in BOLI policies acquired from CB in the third quarter of 2018, offset by a $351,000 death benefit included in our BOLI policies for the first six months of 2018. The $2.1 million increase in other income included increases in international banking, swap fee income, SBA servicing income, and dividend income from various equity investments.

Noninterest Expense
The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$28,862	$21,051	$7,811	37.11%	$58,164	$43,365	$14,799	34.13%
Occupancy	4,388	3,424	964	28.15%	8,795	6,756	2,039	30.18%
Equipment	1,253	894	359	40.16%	2,461	1,754	707	40.31%
Professional services	2,040	1,690	350	20.71%	3,965	3,220	745	23.14%
Software licenses and maintenance	2,542	1,759	783	44.51%	4,964	3,519	1,445	41.06%
Stationery and supplies	316	307	9	2.93%	608	544	64	11.76%
Telecommunications expense	712	561	151	26.92%	1,470	1,089	381	34.99%
Marketing and promotion	1,238	1,148	90	7.84%	2,632	2,504	128	5.11%
Amortization of intangible assets	2,833	328	2,505	763.72%	5,690	659	5,031	763.43%
Regulatory assessments	734	666	68	10.21%	1,658	1,380	278	20.14%
Insurance	469	423	46	10.87%	938	846	92	10.87%
Loan expense	491	149	342	229.53%	807	404	403	99.75%
Directors’ expenses	320	270	50	18.52%	607	510	97	19.02%
Acquisition related expenses	2,612	494	2,118	428.74%	5,761	1,297	4,464	344.18%
Other	1,718	1,090	628	57.61%	3,612	2,353	1,259	53.51%

Total noninterest expense	$50,528	$34,254	$16,274	47.51%	$102,132	$70,200	$31,932	45.49%

Noninterest expense to average assets	1.81%	1.68%			1.82%	1.72%

Efficiency ratio (1)	39.09%	41.58%			40.04%	42.34%
(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.
Second Quarter of 2019 Compared to the Second Quarter of 2018
Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.81% for the second quarter of 2019, compared to 1.68% for the second quarter of 2018. The increase is primarily the result of higher acquisition expense of $2.1 million and a $2.5 million increase in amortization of core deposit intangible (“CDI”).
Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 39.09% for the second quarter of 2019, compared to 41.58% for the second quarter of 2018.
The $16.3 million, or 47.51%, increase in noninterest expense for the second quarter of 2019 included a $7.8 million increase in salary and benefit expense principally due to additional compensation related expenses for the former CB employees who were retained. CDI amortization increased by $2.5 million as a result of core deposits assumed from CB. Occupancy and equipment expense increased by $1.3 million due to the banking centers acquired from CB. The second quarter of 2019 also included $2.6 million in merger related expenses mostly due to the consolidation of four banking centers. This compares to $494,000 in merger related expenses for the same period of 2018.
Six Months of 2019 Compared to the Six Months of 2018
Noninterest expense of $102.1 million for the first six months of 2019 was $31.9 million higher than the prior year period. Salaries and benefit costs increased by $14.8 million due to additional compensation related expenses for the newly hired and former CB employees who were retained. The year-over-year increase also included a $5.0 million increase in amortization of intangible assets due to core deposits assumed from CB and a $4.5 million increase in merger related expenses mostly due to the consolidation of 10 banking centers that occurred throughout the first six months of 2019. CB related expenses were the primary driver of a $2.7 million increase in occupancy and equipment expense and a $1.4 million increase in software licenses and maintenance. As a percentage of average assets, noninterest expense was 1.82% for the six months ended June 30, 2019, compared to 1.72% for the same period of 2018. The increase is primarily the result of higher acquisition expense of $4.5 million and a $5.0 million increase in amortization of CDI. For the six months ended 2019, the efficiency ratio was 40.04%, compared to 42.34% for the same period of 2018.

Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2019 was 29.00%, compared to 28.00% for the same periods of 2018. The increase was due to higher income growth from non-tax
advantaged revenue sources. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged
income as well as available tax credits.
The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged
income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION
The Company reported total assets of $11.17 billion at June 30, 2019. This represented a decrease of $357.6 million, or 3.10%, from total assets of $11.53 billion at December 31, 2018. Interest-earning assets of $9.89 billion at June 30, 2019 decreased $395.0 million, or 3.84%, when compared with $10.29 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $228.9 million decrease in total loans and a $150.4 million decrease in investment securities. The decrease in total loans included a $94.8 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding dairy and livestock loans, total loans declined by $134.1 million, or 1.81%, primarily due to increased payoffs, particularly from the former Community Bank loan portfolio. Total liabilities were $9.23 billion at June 30, 2019, a decrease of $443.1 million, or 4.58%, from total liabilities of $9.68 billion at December 31, 2018. Total deposits declined by $164.7 million, or 1.87%. Total equity increased $85.5 million, or 4.62%, to $1.94 billion at June 30, 2019, compared to total equity of $1.85 billion at December 31, 2018. The $85.5 million increase in equity was due to $106.1 million in net earnings, a $26.6 million increase in other comprehensive income, net of tax, resulting from the net increase in market value of our investment securities portfolio, and $3.2 million for various stock based compensation items. This was offset by $50.4 million in cash dividends declared during the first six months of 2019.
Investment Securities
The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2019, we reported total investment securities of $2.33 billion. This represented a decrease of $150.4 million, or 6.07%, from total investment securities of $2.48 billion at December 31, 2018. The decrease in investment securities was primarily due to minimal reinvestment of principal payments received from the portfolio during the first six months of 2019. At June 30, 2019, investment securities HTM totaled $728.1 million. At June 30, 2019, our AFS investment securities totaled $1.60 billion, inclusive of a pre-tax
unrealized gain of $15.3 million. The
after-tax
unrealized gain reported in AOCI on AFS investment securities was $10.8 million.
As of June 30, 2019, the Company had a
pre-tax
net unrealized holding gain on AFS investment securities of $15.3 million, compared to a pre-tax
net unrealized holding loss of $23.6 million at December 31, 2018. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the six months ended June 30, 2019 and 2018, repayments/maturities of investment securities totaled $220.5 million and $261.5 million, respectively. The Company purchased additional investment securities totaling $37.1 million and $98.7 million for the first six months ended June 30, 2019 and 2018, respectively. No investment securities were sold during the first six months of 2019 and 2018.
The tables below set forth investment securities AFS and HTM for the periods presented.

	June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,348,415	$16,251	$(2,417)	$1,362,249	85.14%
CMO/REMIC - residential	194,094	1,216	(334)	194,976	12.19%
Municipal bonds	41,369	658	(41)	41,986	2.62%
Other securities	809	-	-	809	0.05%

Total available-for-sale securities	$1,584,687	$18,125	$(2,792)	$1,600,020	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$128,721	$2,627	$(414)	$130,934	17.68%
Residential mortgage-backed securities	175,552	1,480	(415)	176,617	24.11%
CMO	211,436	5	(4,358)	207,083	29.04%
Municipal bonds	212,404	3,245	(1,251)	214,398	29.17%

Total held-to-maturity securities	$728,113	$7,357	$(6,438)	$729,032	100.00%

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,494,106	$1,348	$(20,946)	$1,474,508	85.03%
CMO/REMIC - residential	217,223	353	(3,525)	214,051	12.34%
Municipal bonds	45,621	332	(1,143)	44,810	2.59%
Other securities	716	-	-	716	0.04%

Total available-for-sale securities	$1,757,666	$2,033	$(25,614)	$1,734,085	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$138,274	$572	$(2,622)	$136,224	18.57%
Residential mortgage-backed securities	153,874	-	(3,140)	150,734	20.67%
CMO	215,336	-	(12,081)	203,255	28.93%
Municipal bonds	236,956	556	(6,188)	231,324	31.83%

Total held-to-maturity securities	$744,440	$1,128	$(24,031)	$721,537	100.00%

The weighted-average yield (TE) on the total investment portfolio at June 30, 2019 was 2.55% with a weighted-average life of 3.8 years. This compares to a weighted-average yield of 2.55% at December 31, 2018 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
Approximately 89% of the securities in the total investment portfolio, at June 30, 2019, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of June 30, 2019, approximately $83.6 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio, are predominately AA or higher rated securities.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability to hold and do not have the intent to sell these securities. As such, management does not deem these securities to be other-than-temporarily-impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 —
Investment Securities
of the notes to the unaudited condensed consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$-	$-	$228,518	$(2,417)	$228,518	$(2,417)
CMO/REMIC - residential	-	-	71,924	(334)	71,924	(334)
Municipal bonds	-	-	3,287	(41)	3,287	(41)

Total available-for-sale securities	$-	$-	$303,729	$(2,792)	$303,729	$(2,792)

Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$39,016	$(414)	$39,016	$(414)
Residential mortgage-backed securities	10,722	(45)	75,536	(370)	86,258	(415)
CMO	-	-	201,974	(4,358)	201,974	(4,358)
Municipal bonds	-	-	49,102	(1,251)	49,102	(1,251)

Total held-to-maturity securities	$10,722	$(45)	$365,628	$(6,393)	$376,350	$(6,438)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC - residential	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Residential mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

Loans
Prior to April 1, 2019, our loans and lease finance receivables consisted of purchase credit impaired (“PCI”) loans associated with the acquisition of San Joaquin Bank (“SJB”) on October 16, 2009, and loans and lease finance receivables excluding PCI loans
(“Non-PCI
loans”). The PCI loans are more fully discussed in Note 3 –
Summary of Significant Accounting Policies
, included in our Annual Report on Form
10-K
for the year ended December 31, 2018. At June 30, 2019 and December 31, 2018, the remaining discount associated with the PCI loans was zero and our total gross PCI loan portfolio represented less than 0.2% of total gross loans and leases at June 30, 2019 and December 31, 2018. As of June 30, 2019, PCI loans were accounted for and combined with
Non-PCI
loans and were reflected in total loans and lease finance receivables.
Total loans and leases, net of deferred fees and discounts, of $7.54 billion at June 30, 2019 decreased by $228.9 million, or 2.95%, from December 31, 2018. The decrease in total loans included a $94.8 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. The decrease in total loans included declines of $84.8 million in commercial and industrial loans, $23.7 million in SBA loans, and $18.4 million in SFR mortgage loans.
The following table presents our loan portfolio by type for the periods presented.
Distribution of Loan Portfolio by Type

	June 30, 2019	December 31, 2018
	Total Loans and Leases	Non-PCI Loans and Leases	PCI Loans	Total Loans and Leases
		(Dollars in thousands)
Commercial and industrial	$917,953	$1,002,209	$519	$1,002,728
SBA	327,606	350,043	1,258	351,301
Real estate:
Commercial real estate	5,417,351	5,394,229	14,407	5,408,636
Construction	116,457	122,782	-	122,782
SFR mortgage	278,285	296,504	145	296,649
Dairy & livestock and agribusiness	301,752	393,843	700	394,543
Municipal lease finance receivables	59,985	64,186	-	64,186
Consumer and other loans	120,779	128,429	185	128,614

Gross loans	7,540,168	7,752,225	17,214	7,769,439
Less: Deferred loan fees, net	(4,478)	(4,828)	-	(4,828)

Gross loans, net of deferred loan fees	7,535,690	7,747,397	17,214	7,764,611
Less: Allowance for loan losses	(67,132)	(63,409)	(204)	(63,613)

Total loans and lease finance receivables	$7,468,558	$7,683,988	$17,010	$7,700,998

As of June 30, 2019, $225.6 million, or 4.16% of the total commercial real estate loans included loans secured by farmland, compared to $231.0 million, or 4.27%, at December 31, 2018. The loans secured by farmland included $122.7 million for loans secured by dairy & livestock land and $102.9 million for loans secured by agricultural land at June 30, 2019, compared to $126.9 million for loans secured by dairy & livestock land and $104.1 million for loans secured by agricultural land at December 31, 2018. As of June 30, 2019, dairy & livestock and agribusiness loans of $301.8 million were comprised of $245.7 million for dairy & livestock loans and $56.1 million for agribusiness loans, compared to $340.5 million for dairy & livestock loans and $54.0 million for agribusiness loans at December 31, 2018.
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
As of June 30, 2019, the Company had $170.9 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment representing 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2019, the Company had $156.7 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.
As of June 30, 2019, the Company had $116.5 million in construction loans. This represents 1.50% of total gross loans held-for-investment.
Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at June 30, 2019.
Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment
commercial real estate loans, by region as of June 30, 2019.

	June 30, 2019
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,356,850	44.5%	$2,336,783	43.1%
Central Valley	1,081,432	14.3%	854,911	15.8%
Inland Empire	1,001,398	13.3%	878,518	16.2%
Orange County	989,992	13.1%	651,925	12.0%
Central Coast	426,121	5.7%	339,141	6.3%
San Diego	224,599	3.0%	128,176	2.4%
Other California	146,573	1.9%	70,081	1.3%
Out of State	313,203	4.2%	157,816	2.9%

	$7,540,168	100.0%	$5,417,351	100.0%

The table below breaks down our commercial real estate portfolio.

	June 30, 2019
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
		(Dollars in thousands)
Commercial real estate:
Multi-family	$572,908	10.6%	0.6%	$1,628
Industrial	1,903,504	35.1%	55.2%	1,429
Office	947,407	17.5%	26.7%	1,528
Retail	828,133	15.3%	13.6%	1,732
Medical	280,096	5.2%	44.8%	1,819
Secured by farmland (2)	225,553	4.1%	100.0%	2,032

Other (3)	659,750	12.2%	49.0%	1,416

Total commercial real estate	$5,417,351	100.0%

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

(2)	The loans secured by farmland included $122.7 million for loans secured by dairy & livestock land and $102.9 million for loans secured by agricultural land at June 30, 2019.

(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

Nonperforming Assets
The following table provides information on nonperforming assets for the periods presented.

	June 30, 2019	December 31, 2018 (1)
	(Dollars in thousands)
Nonaccrual loans	$11,024	$16,442
Troubled debt restructured loans (nonperforming)	263	3,509
OREO, net	2,275	420

Total nonperforming assets	$13,562	$20,371

Troubled debt restructured performing loans	$3,219	$3,594

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.18%	0.26%
Percentage of nonperforming assets to total assets	0.12%	0.18%

(1)	Excludes PCI loans.

At June 30, 2019, loans classified as impaired totaled $14.5 million, or 0.19% of total gross loans, compared to $23.5 million, or 0.30% of total loans at December 31, 2018. At June 30, 2019, impaired loans resulting from troubled debt restructures represented $3.5 million, of which $263,000 were nonperforming and $3.2 million were performing.
Of the $14.5 million total impaired loans as of June 30, 2019, $11.5 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within one year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate was $3.0 million.
Troubled Debt Restructurings
Total TDRs were $3.5 million at June 30, 2019, compared to $7.1 million at December 31, 2018. At June 30, 2019, we had $263,000 in nonperforming TDR loans and $3.2 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs for the periods presented.

	June 30, 2019		December 31, 2018
	Balance	Number of Loans	Balance	Number of Loans
		(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$95	2	$135	2
SBA	550	1	575	1
Real Estate:
Commercial real estate	436	1	472	1
Construction	-	-	-	-
SFR mortgage	2,138	8	2,412	9
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$3,219	12	$3,594	13

Nonperforming TDRs:
Commercial and industrial	$9	1	$21	1
SBA	-	-	-	-
Real Estate:
Commercial real estate	-	-	3,143	1
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	-	-	78	1
Consumer and other	254	1	267	1

Total nonperforming TDRs	$263	2	$3,509	4

Total TDRs	$3,482	14	$7,103	17

At June 30, 2019, there was no allowance for loan losses specifically allocated to TDRs. At December 31, 2018, $490,000 of the allowance for loan losses was specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the six months ended June 30, 2019 were $78,000, compared to no charge-offs for the same period of 2018.

Nonperforming Assets and Delinquencies
The table below provides trends in our nonperforming assets and delinquencies for the periods presented.

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$1,993	$8,388	$7,490	$3,026	$204
SBA	5,082	4,098	2,892	3,005	574
Real estate:
Commercial real estate	1,095	1,134	6,068	5,856	6,517
Construction	-	-	-	-	-
SFR mortgage	2,720	2,894	2,937	2,961	1,578
Dairy & livestock and agribusiness	-	-	78	775	800
Consumer and other loans	397	477	486	807	509

Total	$11,287	$16,991	$19,951	$16,430	$10,182

% of Total gross loans	0.15%	0.22%	0.26%	0.22%	0.21%

Past due 30-89 days:
Commercial and industrial	$310	$369	$909	$274	$-
SBA	-	601	1,307	123	-
Real estate:
Commercial real estate	-	124	2,789	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	285	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	22	101	-	98	47

Total	$332	$1,195	$5,290	$495	$47

% of Total gross loans	0.004%	0.02%	0.07%	0.01%	0.001%

OREO:
Real estate:
Commercial real estate	$2,275	$2,275	$-	$-	$-
SFR mortgage	-	-	420	420	-

Total	$2,275	$2,275	$420	$420	$-

Total nonperforming, past due, and OREO	$13,894	$20,461	$25,661	$17,345	$10,229

% of Total gross loans	0.18%	0.27%	0.33%	0.23%	0.21%
Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $11.3 million at June 30, 2019, or 0.15% of total loans.
Total nonperforming loans at June 30, 2019 included $8.4 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $20.0 million, or 0.26% of total loans, at December 31, 2018 and $10.2 million, or 0.21%, of total loans, at June 30, 2018. The $5.7 million decrease in nonperforming loans quarter-over-quarter was primarily due to a $6.4 million decrease in nonperforming commercial and industrial loans, partially offset by a $1.0 million increase in nonperforming SBA loans.
At June 30, 2019, we had one OREO property with a carrying value of $2.3 million, compared to one OREO property with a carrying value of $420,000 at December 31, 2018 and none at June 30, 2018. During the first quarter of 2019, we sold one OREO property, realizing a net gain on sale of $105,000. There was one addition to OREO for the six months ended June 30, 2019.
Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay or the value of our collateral. See “
Risk Management – Credit Risk Management
” contained in our Annual Report on Form
10-K
for the year ended December 31, 2018.

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
The allowance for loan losses totaled $67.1 million as of June 30, 2019, compared to $63.6 million as of December 31, 2018 and $59.6 million as of June 30, 2018. The allowance for loan losses was increased by a $3.5 million loan loss provision and $19,000 in net recoveries for the six months ended June 30, 2019. This compares to a $2.0 million loan loss provision recapture, offset by net recoveries of $2.0 million for the same period of 2018.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and recapture of provision for loan losses for the periods presented.

	As of and For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$63,613	$59,585
Charge-offs:
Commercial and industrial	(48)	-
SBA	(230)	-
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	(78)	-
Consumer and other loans	(4)	(9)

Total charge-offs	(360)	(9)

Recoveries:
Commercial and industrial	159	37
SBA	9	10
Commercial real estate	-	-
Construction	6	1,930
SFR mortgage	183	-
Dairy & livestock and agribusiness	19	19
Consumer and other loans	3	11

Total recoveries	379	2,007

Net recoveries	19	1,998
Provision for (recapture of) loan losses	3,500	(2,000)

Allowance for loan losses at end of period	$67,132	$59,583

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,959	$6,306
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$8,959	$6,306

Reserve for unfunded loan commitments to total unfunded loan commitments	0.53%	0.59%

Amount of total loans at end of period (1)	$7,535,690	$4,816,956
Average total loans outstanding (1)	$7,610,241	$4,785,118

Net recoveries to average total loans	0.00%	0.04%
Net recoveries to total loans at end of period	0.00%	0.04%
Allowance for loan losses to average total loans	0.88%	1.25%
Allowance for loan losses to total loans at end of period	0.89%	1.24%
Net recoveries to allowance for loan losses	0.03%	3.35%
Net recoveries to provision for (recapture of) loan losses	0.54%	-99.90%
(1)	Includes PCI loans and is net of deferred loan origination fees, costs and discounts.

Specific allowance:
For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC
310-10.
If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $371,000 (0.55%), $561,000 (0.88%) and $16,000 (0.03%) of the total allowance as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.
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
There have been no material changes to the Bank’s ALLL methodology during the first six months of 2019. The ALLL balance increased during the first six months of 2019 by $3.5 million in provision for loan losses and a net recovery of loans of $19,000. The Bank determined that the ALLL balance of $67.1 million was appropriate and the result of the net effect of additional requirements related to loan growth experienced during the six month period within the commercial and industrial and commercial real estate segments of the non-acquired
loan portfolio, modest increase in certain qualitative loss factors and reduced reserve requirements for the continued, but moderate reductions in the historical loss rates for predominately all portfolio segments.
While we believe that the allowance at June 30, 2019 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers, or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits.
Total deposits were $8.66 billion at June 30, 2019. This represented a decrease of $164.7 million, or 1.87%, over total deposits of $8.83 billion at December 31, 2018. The composition of deposits is summarized for the periods presented in the table below.

	June 30, 2019		December 31, 2018

	Balance	Percent	Balance	Percent

	(Dollars in thousands)

Noninterest-bearing deposits	$5,250,235	60.61%	$5,204,787	58.96%
Interest-bearing deposits
Investment checking	436,090	5.03%	460,972	5.22%
Money market	2,099,751	24.24%	2,236,018	25.33%
Savings	397,153	4.58%	393,769	4.46%
Time deposits	479,594	5.54%	531,944	6.03%

Total deposits	$8,662,823	100.00%	$8,827,490	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $5.25 billion at June 30, 2019, representing an increase of $45.4 million, or 0.87%, from noninterest-bearing deposits of $5.20 billion at December 31, 2018. Noninterest-bearing deposits represented 60.61% of total deposits for June 30, 2019, compared to 58.96% of total deposits for December 31, 2018.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.93 billion at June 30, 2019, representing a decrease of $157.8 million, or 5.10%, from savings deposits of $3.09 billion at December 31, 2018.
Time deposits totaled $479.6 million at June 30, 2019, representing a decrease of $52.4 million, or 9.84%, from total time deposits of $531.9 million for December 31, 2018.
Borrowings
In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 6.10% for the second quarter of 2019, compared to 6.24% for the same period of 2018.
We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of June 30, 2019 and December 31, 2018, total funds borrowed under these agreements were $421.3 million and $442.3 million, respectively, with a weighted average interest rate of 0.57% and 0.39%, respectively.
We had no short-term borrowings at June 30, 2019, compared to $280.0 million at December 31, 2018.
At June 30, 2019, $6.05 billion of loans and $1.51 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations
The following table summarizes the aggregate contractual obligations as of June 30, 2019.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$8,662,823	$8,539,629	$111,359	$3,514	$8,321
Customer repurchase agreements (1)	421,271	421,271	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	20,953	745	1,359	876	17,973
Operating leases	23,211	7,556	9,845	4,180	1,630
Affordable housing investment	6,736	4,661	1,984	55	36

Total	$9,160,768	$8,973,862	$124,547	$8,625	$53,734

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.
Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.
At June 30, 2019, we had no short-term borrowings compared to $280.0 million at December 31, 2018, and zero at June 30, 2018.
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

Off-Balance
Sheet Arrangements
The following table summarizes the
off-balance
sheet items at June 30, 2019.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$975,463	$705,376	$212,341	$14,211	$43,535
SBA	585	60	4	-	521
Real estate:
Commercial real estate	244,242	46,984	82,328	96,632	18,298
Construction	79,736	53,419	23,117	-	3,200
SFR Mortgage	7,638	2,106	3,500	-	2,032
Dairy & livestock and agribusiness (1)	180,983	159,352	21,231	400	-
Consumer and other loans	146,470	17,756	7,199	4,423	117,092

Total commitment to extend credit	1,635,117	985,053	349,720	115,666	184,678
Obligations under letters of credit	50,411	43,031	7,132	248	-

Total	$1,685,528	$1,028,084	$356,852	$115,914	$184,678

(1)	Total commitments to extend credit to agribusiness were $17.1 million at June 30, 2019.
As of June 30, 2019, we had commitments to extend credit of approximately $1.64 billion, and obligations under letters of credit of $50.4 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance
sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $9.0 million as of June 30, 2019 and December 31, 2018 included in other liabilities.
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
The Company’s total equity was $1.94 billion at June 30, 2019. This represented an increase of $85.5 million, or 4.62%, from total equity of $1.85 billion at December 31, 2018. This increase was due to $106.1 million in net earnings, a $26.6 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our investment securities portfolio, and $3.2 million for various stock based compensation items. This was offset by $50.4 million in cash dividends declared by the Company during the first six months of 2019.
During the second quarter of 2019, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. Up to 9,577,917 of such shares may be repurchased from time to time under the Company’s current
10b5-1
plan originally adopted in November, 2018 and subsequently amended in July, 2019. For the six months ended June 30, 2019, the Company did not repurchase any shares of CVB common stock outstanding under this program. As of June 30, 2019, we have 9,577,917 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2019, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1.
Business — Capital Adequacy Requirements
” as described in our Annual Report on Form
10-K
for the year ended December 31, 2018.
At June 30, 2019, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			June 30, 2019		December 31, 2018
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	11.94%	11.80%	10.98%	10.90%
Common equity Tier I capital ratio	4.50%	6.50%	14.23%	14.34%	13.04%	13.22%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.51%	14.34%	13.32%	13.22%
Total risk-based capital ratio	8.00%	10.00%	15.39%	15.22%	14.13%	14.03%
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
Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period
due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $8.66 billion at June 30, 2019 decreased $164.7 million, or 1.87%, over total deposits of $8.83 billion at December 31, 2018.
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
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2019 and 2018. For further details see our “
Condensed Consolidated Statements of Cash Flows
(Unaudited)” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)

Average cash and cash equivalents	$184,301	$255,226
Percentage of total average assets	1.63%	3.11%

Net cash provided by operating activities	$82,602	$68,326
Net cash provided by investing activities	438,532	180,334
Net cash used in financing activities	(509,242)	(211,548)

Net increase in cash and cash equivalents	$11,892	$37,112

Average cash and cash equivalents decreased by $70.9 million, or 27.79%, to $184.3 million for the six months ended June 30, 2019, compared to $255.2 million for the same period of 2018.
At June 30, 2019, cash and cash equivalents totaled $175.8 million. This represented a decrease of $5.6 million, or 3.11%, from $181.5 million at June 30, 2018.
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
and
24-month
time horizon.
The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

	Estimated Net Interest Income Sensitivity (1)
	June 30, 2019			December 31, 2018
		24-month Period			24-month Period
Interest Rate Scenario	12-month Period	(Cumulative)	Interest Rate Scenario	12-month Period	(Cumulative)
+ 200 basis points	3.80%	7.59%	+ 200 basis points	3.80%	7.40%
- 200 basis points	-4.63%	-9.24%	- 200 basis points	-5.29%	-10.26%
(1)	Percentage change from base.
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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing
risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2019 and December 31, 2018, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.
Economic Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2019	December 31, 2018

200 bp decrease in interest rates	-39.3%	-24.4%
100 bp decrease in interest rates	-15.2%	-10.2%
100 bp increase in interest rates	9.4%	5.8%
200 bp increase in interest rates	16.5%	10.3%
300 bp increase in interest rates	22.0%	13.8%
400 bp increase in interest rates	26.5%	16.6%

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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
LIBOR is expected to be phased out after 2021, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans, our subordinated debentures, and interest rate swap derivatives that are indexed to LIBOR. For further quantitative and qualitative disclosures about market risks in our portfolio, see “
Asset/Liability Management and Interest Rate Sensitivity Management
” included in Item 2 “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2018. Our analysis of market risk and market-sensitive financial information contain forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.
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
During the fiscal quarter ended June 30, 2019, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
The Company was a defendant and cross-complainant in an action entitled Edward A. Dunagan et al v. Citizens Business Bank, as successor to American Security Bank (ASB), Case No. CVDS1408287, filed in the Superior Court for San Bernardino County. The complaint was initially filed in May, 2014 against ASB, which was acquired during the same month by CBB. The case arose out of a number of defaulted commercial real estate loans originally made by ASB to the Dunagans and various entities owned by the Dunagans (Dunagan Parties), and the complaint included claims by the Dunagans (1) contesting their liabilities under their personal guarantees for deficiencies on certain of the defaulted loans, (2) attacking the validity of ASB’s foreclosures on certain properties owned by the Dunagan Parties, and (3) claiming emotional distress caused by ASB’s allegedly wrongful actions in connection with such foreclosures. At a bench trial conducted in July and August, 2018, the judge found in favor of the Dunagans on all three claims and awarded damages and attorney’s fees and costs to the Dunagans in an aggregate amount of approximately $1.34 million. During the period while the Company’s appeal of this judgment was pending, the parties participated in a court-sponsored mediation, and on June 24, 2019, the parties executed a full and final settlement of the case for a substantially reduced aggregate damages amount, all of which was paid by the insurer under a bankers professional liability insurance policy previously obtained by ASB.
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
ITEM 1A.   RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form
 10-K
for the year ended December 31, 2018. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form
10-K
and any subsequent Form
10-Q
or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” in this Quarterly Report on Form
10-Q.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. Up to 9,577,917 of such shares may be repurchased from time to time under the Company’s current
10b5-1
plan originally adopted in November, 2018 and subsequently amended in July, 2019. For the three months ended June 30, 2019, the Company did not repurchase any shares of CVB common stock outstanding under this program. As of June 30, 2019, we have 9,577,917 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.   OTHER INFORMATION
None
ITEM 6.   EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Retirement and Consulting Agreement for Christopher D. Myers, dated July 17, 2019† (1)
10.2	Amendment to Employment Agreement for Christopher D. Myers, dated July 17, 2019† (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensation plan.

(1)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 19, 2019.

(2)	Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on July 19, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: August 9, 2019

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)