Form 10-Q
period 2019-09-30
CVB FINANCIAL CORP
filed 2019-11-12
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM
10-Q
(Mark One)
☒
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
of the Exchange Act).
Yes
☐
No
☒
Number of shares of common stock of the registrant: 140,106,948 outstanding as of October 31, 2019.

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

•
the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments or currently expected credit losses or delinquencies;

•	the sensitivity of our assets and liabilities to changes in market interest rates, or our current allowance for loan losses;

•	inflation, changes in market interest rates, securities market and monetary fluctuations;

•	changes in government-established interest rates, reference rates (including the anticipated phase-out of LIBOR) or monetary policies;

•	changes in the amount, cost and availability of deposit insurance;

•
disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access and/or communication facilities; cyber incidents or theft or loss of Company or customer data or money; political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, the effects of pandemic diseases, climate changes, extreme weather events, that may affect electrical, environmental, computer servers, and communications or other services or facilities we use, or that may affect our customers, employees or third parties with whom we conduct business;

•	our timely development and implementation of new banking products and services and the perceived overall value of these products and services by customers and potential customers;

•	the Company’s relationships with and reliance upon outside vendors with respect to certain of the Company’s key internal and external systems, applications and controls;

•	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;

•
technological changes and the expanding use of technology in banking and financial services (including the adoption of mobile banking, funds transfer applications, electronic marketplaces for loans, blockchain technology and other banking products, systems or services);

•	our ability to retain and increase market share, retain and grow customers and control expenses;

•	changes in the competitive environment among banks and other financial services and technology providers;

•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;

•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions or on the Company’s assets, liabilities, or customers;

•	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;

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

•
the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including any securities, bank operations, consumer or employee class action litigation);

•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;

•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO;

•	our success at managing the risks involved in the foregoing items; and

•
all other factors set forth in the Company’s public reports, including its Annual Report on Form 10-K for the year ended December 31, 2018, and particularly the discussion of risk factors within that document.

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$222,248	$144,008
Interest-earning balances due from Federal Reserve	215,300	19,940
Total cash and cash equivalents	437,548	163,948
Interest-earning balances due from depository institutions	5,673	7,670
Investment securities available-for-sale, at fair value (with amortized cost of $1,549,406 at September 30, 2019, and $1,757,666 at December 31, 2018)	1,570,406	1,734,085
Investment securities held-to-maturity (with fair value of $711,891 at September 30, 2019, and $721,537 at December 31, 2018)	703,953	744,440
Total investment securities	2,274,359	2,478,525
Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	7,494,451	7,764,611
Allowance for loan losses	(68,672)	(63,613)
Net loans and lease finance receivables	7,425,779	7,700,998
Premises and equipment, net	53,256	58,193
Bank owned life insurance (BOLI)	224,841	220,758
Accrued interest receivable	27,244	30,649
Intangibles	45,446	53,784
Goodwill	663,707	666,539
Other real estate owned (OREO)	9,450	420
Income taxes	44,630	62,174
Other assets	103,141	67,807
Total assets	$11,332,762	$11,529,153

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,385,104	$5,204,787
Interest-bearing	3,409,226	3,622,703
Total deposits	8,794,330	8,827,490
Customer repurchase agreements	407,850	442,255
Other borrowings	4,914	280,000
Deferred compensation	22,334	20,033
Junior subordinated debentures	25,774	25,774
Other liabilities	110,667	82,411
Total liabilities	9,365,869	9,677,963

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 140,157,063 at September 30, 2019, and 140,000,017 at December 31, 2018	1,298,138	1,293,669
Retained earnings	656,659	575,805
Accumulated other comprehensive income (loss), net of tax	12,096	(18,284)
Total stockholders’ equity	1,966,893	1,851,190
Total liabilities and stockholders’ equity	$11,332,762	$11,529,153

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans and leases, including fees	$98,796	$79,818	$300,326	$192,382
Investment securities:
Investment securities available-for-sale	9,222	11,521	29,985	35,086
Investment securities held-to-maturity	4,298	4,666	13,249	14,238

Total investment income	13,520	16,187	43,234	49,324

Dividends from FHLB stock	301	329	931	959
Interest-earning deposits with other institutions	946	304	1,140	1,475

Total interest income	113,563	96,638	345,631	244,140

Interest expense:
Deposits	4,589	2,967	12,553	6,041
Borrowings and customer repurchase agreements	568	606	3,555	1,396
Junior subordinated debentures	247	245	771	674

Total interest expense	5,404	3,818	16,879	8,111

Net interest income before provision for (recapture of) loan losses	108,159	92,820	328,752	236,029
Provision for (recapture of) loan losses	1,500	500	5,000	(1,500)

Net interest income after provision for (recapture of) loan losses	106,659	92,320	323,752	237,529

Noninterest income:
Service charges on deposit accounts	4,833	4,295	15,039	12,431
Trust and investment services	2,330	2,182	6,964	6,738
Bankcard services	637	875	2,614	2,637
BOLI income	1,797	936	4,482	2,984
Gain on OREO, net	-	-	129	3,540
Gain on sale of building, net	-	-	4,545	-
Gain on eminent domain condemnation, net	-	-	5,685	-
Other	2,297	1,824	6,944	4,393

Total noninterest income	11,894	10,112	46,402	32,723

Noninterest expense:
Salaries and employee benefits	30,122	26,319	88,286	69,684
Occupancy and equipment	5,092	5,324	16,348	13,834
Professional services	1,688	1,154	5,653	4,374
Software licenses and maintenance	2,450	2,317	7,414	5,836
Marketing and promotion	1,517	1,134	4,149	3,638
Amortization of intangible assets	2,648	1,736	8,338	2,395
Acquisition related expenses	244	6,645	6,005	7,942
Other	3,774	4,251	13,474	11,377

Total noninterest expense	47,535	48,880	149,667	119,080

Earnings before income taxes	71,018	53,552	220,487	151,172
Income taxes	20,595	14,994	63,941	42,328

Net earnings	$50,423	$38,558	$156,546	$108,844

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$5,423	$(10,387)	$43,136	$(49,155)
Less: Reclassification adjustment for net gain on securities included in net income	(5)	-	(5)	-
Other comprehensive income (loss), before tax	5,418	(10,387)	43,131	(49,155)
Less: Income tax (expense) benefit related to items of other comprehensive income	(1,602)	3,070	(12,751)	14,532

Other comprehensive income (loss), net of tax	3,816	(7,317)	30,380	(34,623)

Comprehensive income	$54,239	$31,241	$186,926	$74,221

Basic earnings per common share	$0.36	$0.30	$1.12	$0.94
Diluted earnings per common share	$0.36	$0.30	$1.12	$0.94
See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)
For the Three Months Ended September 30, 2019

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2018	110,302	$575,502	$533,413	$(25,498)	$1,083,417
Repurchase of common stock	(6)	(151)	-	-	(151)
Issuance of common stock for acquisition of Community Bank	29,842	722,767	-	-	722,767
Exercise of stock options	7	87	-	-	87
Shares issued pursuant to stock-based compensation plan	190	847	-	-	847
Cash dividends declared on common stock ($0.14 per share)	-	-	(19,628)	-	(19,628)
Net earnings	-	-	38,558	-	38,558
Other comprehensive loss	-	-	-	(7,317)	(7,317)

Balance, September 30, 2018	140,335	$1,299,052	$552,343	$(32,815)	$1,818,580

Balance, July 1, 2019	140,142	$1,296,885	$631,512	$8,280	$1,936,677
Repurchase of common stock	(34)	(723)	-	-	(723)
Exercise of stock options	15	155	-	-	155
Shares issued pursuant to stock-based compensation plan	34	1,821	-	-	1,821
Cash dividends declared on common stock ($0.18 per share)	-	-	(25,276)	-	(25,276)
Net earnings	-	-	50,423	-	50,423
Other comprehensive income	-	-	-	3,816	3,816

Balance, September 30, 2019	140,157	$1,298,138	$656,659	$12,096	$1,966,893

For the Nine Months Ended September 30, 2019	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	110,185	$573,453	$494,361	$1,452	$1,069,266
Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(42)	(988)	-	-	(988)
Issuance of common stock for acquisition of Community Bank	29,842	722,767	-	-	722,767
Exercise of stock options	145	1,504	-	-	1,504
Shares issued pursuant to stock-based compensation plan	205	2,316	-	-	2,316
Cash dividends declared on common stock ($0.42 per share)	-	-	(50,506)	-	(50,506)
Net earnings	-	-	108,844	-	108,844
Other comprehensive lo s s	-	-	-	(34,623)	(34,623)

Balance, September 30, 2018	140,335	$1,299,052	$552,343	$(32,815)	$1,818,580

Balance, January 1, 2019	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(70)	(1,535)	-	-	(1,535)
Exercise of stock options	160	2,212	-	-	2,212
Shares issued pursuant to stock-based compensation plan	67	3,792	-	-	3,792
Cash dividends declared on common stock ($0.54 per share)	-	-	(75,692)	-	(75,692)
Net earnings	-	-	156,546	-	156,546
Other comprehensive income	-	-	-	30,380	30,380

Balance, September 30, 2019	140,157	$1,298,138	$656,659	$12,096	$1,966,893

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Interest and dividends received	$331,953	$245,842
Service charges and other fees received	31,441	26,107
Interest paid	(16,155)	(8,642)
Net cash paid to vendors, employees and others	(140,482)	(110,799)
Income taxes	(59,347)	(35,879)
Payments to FDIC, loss share agreement	-	(65)

Net cash provided by operating activities	147,410	116,564

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	-	17,250
Net change in interest-earning balances from depository institutions	1,997	11,934
Proceeds from sale of investment securities held-for-sale	152,644	716,996
Proceeds from repayment of investment securities available-for-sale	268,766	296,922
Proceeds from maturity of investment securities available-for-sale	6,059	20,260
Purchases of investment securities available-for-sale	(225,416)	(98,709)
Proceeds from repayment and maturity of investment securities held-to-maturity	81,001	67,861
Purchases of investment securities held-to-maturity	(42,917)	-
Net increase in equity investments	(3,511)	(24,054)
Net decrease (increase) in loan and lease finance receivables	289,490	(6,806)
Proceeds on eminent domain condemnation, net	5,685	-
Proceeds from sale of building, net	5,487	-
Purchase of premises and equipment	(3,061)	(3,483)
Proceeds from BOLI death benefit	1,509	882
Proceeds from sales of other real estate owned	523	8,067
Cash acquired from acquisition, net of cash paid	-	(132,918)

Net cash provided by investing activities	538,256	874,202

Cash Flows from Financing Activities
Net increase (decrease) in other deposits	37,061	(241,934)
Net decrease in time deposits	(70,221)	(65,079)
Repayment of FHLB advances	-	(297,571)
Net decrease in other borrowings	(275,086)	(136,000)
Net decrease in customer repurchase agreements	(34,405)	(154,296)
Cash dividends on common stock	(70,092)	(46,304)
Repurchase of common stock	(1,535)	(988)
Proceeds from exercise of stock options	2,212	1,504

Net cash used in financing activities	(412,066)	(940,668)

Net increase in cash and cash equivalents	273,600	50,098

Cash and cash equivalents, beginning of period	163,948	144,377

Cash and cash equivalents, end of period	$437,548	$194,475

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$156,546	$108,844

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of investment securities, net	(5)	-
Gain on eminent domain condemnation, net	(5,685)	-
Gain on sale of building, net	(4,545)	-
Gain on sale of other real estate owned	(105)	(3,540)
Increase in BOLI	(5,592)	(3,053)
Net amortization of premiums and discounts on investment securities	7,593	10,661
Accretion of discount for acquired loans, net	(22,369)	(6,889)
Provision for (recapture of) loan losses	5,000	(1,500)
Payments to FDIC, loss share agreement	-	(65)
Stock-based compensation	3,792	2,316
Depreciation and amortization, net	16,993	4,146
Change in other assets and liabilities	(4,213)	5,644

Total adjustments	(9,136)	7,720

Net cash provided by operating activities	$147,410	$116,564

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$9,450	$420
Issuance of common stock for acquisition	$-	$722,767

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
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form
10-Q
and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2018, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.
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

10
-K”).
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
In February 2016, FASB issued ASU No.
 2016-02,
“Leases (Topic 842)
.
” ASU
2016-02
establishes a
right-of-use
(“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU
2018-10,
“Codification Improvements to Topic 842, Leases
,
” which clarifies and corrects errors in ASC 842. The effective date and transition requirements of ASU
2018-10
are the same as the effective date and transition requirements of
2016-02.
In July 2018, the FASB issued ASU No.
 2018-11,
“Leases (Topic 842): Targeted Improvements
,
” which creates a new optional transition method for implementing the new standard on leases, ASU No.
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

to Topic 842, Leases
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
The Company’s leasing portfolio consists of real estate leases, which are used primarily for the banking operations of the Company. All leases in the current portfolio have been classified as operating leases, although this may change in the future. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The adoption of this ASU during the first quarter of 2019 did not have a material impact on the Company’s consolidated financial statements. At adoption, the Company recognized a lease liability and a corresponding ROU asset of approximately $20 million on the consolidated balance sheet related to its future lease payments as a lessee under operating leases. See Note 13

—

Leases
for more information.
Operating lease ROU assets and lease liabilities are included in other assets
and
other liabilities
, respectively, on the
Company’s

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

1
1

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
We have determined a
methodology
and
portfolio segmentation,
based on
data quality and availability. The Company continues to update and validate its

assumptions and models, as appropriate.
In January 2017, the FASB issued ASU No.
 2017-04,
“Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU
2017-04
eliminates the second step in the goodwill impairment test
that
requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
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

1

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
The Company incurred merger related expenses associated with the CB acquisition of $244,000 and $6.0 million for the three and nine months ended September 30, 2019, respectively, and $6.6 million and $7.9 million for the three and nine months ended September 30, 2018, respectively.
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and nine months ended September 30, 2018. This unaudited estimated pro forma financial information was calculated as if CB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of CB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies.
As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2018
	(Dollars in thousands, except per share amounts)

Total revenues (net interest income plus noninterest income)	$120,467	$364,846
Net income	$44,623	$138,274
Earnings per share - basic	$0.32	$0.99
Earnings per share - diluted	$0.32	$0.99

1

5.	INVESTMENT SECURITIES
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

	September 30, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,127,395	$20,105	$(1,341)	$1,146,159	72.99%
CMO/REMIC - residential	381,615	1,649	(336)	382,928	24.38%
Municipal bonds	39,564	924	(1)	40,487	2.58%
Other securities	832	-	-	832	0.05%

Total available-for-sale securities	$1,549,406	$22,678	$(1,678)	$1,570,406	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$123,917	$3,238	$(170)	$126,985	17.60%
Residential mortgage-backed securities	172,919	2,624	(3)	175,540	24.56%
CMO	204,263	76	(1,467)	202,872	29.02%
Municipal bonds	202,854	4,198	(558)	206,494	28.82%

Total held-to-maturity securities	$703,953	$10,136	$(2,198)	$711,891	100.00%

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	T otal Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,494,106	$1,348	$(20,946)	$1,474,508	85.03%
CMO/REMIC - residential	217,223	353	(3,525)	214,051	12.34%
Municipal bonds	45,621	332	(1,143)	44,810	2.59%
Other securities	716	-	-	716	0.04%

Total available-for-sale securities	$1,757,666	$2,033	$(25,614)	$1,734,085	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$138,274	$572	$(2,622)	$136,224	18.57%
Residential mortgage-backed securities	153,874	-	(3,140)	150,734	20.67%
CMO	215,336	-	(12,081)	203,255	28.93%
Municipal bonds	236,956	556	(6,188)	231,324	31.83%

Total held-to-maturity securities	$744,440	$1,128	$(24,031)	$721,537	100.00%

1

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$8,949	$11,126	$29,079	$33,861
Tax-advantaged	273	395	906	1,225

Total interest income from available-for-sale securities	9,222	11,521	29,985	35,086

Investment securities held-to-maturity:
Taxable	2,883	2,961	8,725	8,887
Tax-advantaged	1,415	1,705	4,524	5,351

Total interest income from held-to-maturity securities	4,298	4,666	13,249	14,238

Total interest income from investment securities	$13,520	$16,187	$43,234	$49,324

Approximately
89
% of the total investment securities portfolio at September 30, 2019 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest.
The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest
rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-
i
mpaired (“OTTI”).
	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$2	$-	$127,904	$(1,341)	$127,906	$(1,341)
CMO/REMIC - residential	122,595	(156)	39,498	(180)	162,093	(336)
Municipal bonds	-	-	564	(1)	564	(1)

Total available-for-sale securities	$122,597	$(156)	$167,966	$(1,522)	$290,563	$(1,678)
Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$19,923	$(170)	$19,923	$(170)
Residential mortgage-backed securities	5,021	(3)	-	-	5,021	(3)
CMO	-	-	178,297	(1,467)	178,297	(1,467)
Municipal bonds	3,037	(5)	32,217	(553)	35,254	(558)

Total held-to-maturity securities	$8,058	$(8)	$230,437	$(2,190)	$238,495	$(2,198)

1

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC - residential	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Residential mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

At September 30, 2019 and December 31, 2018, investment securities having a carrying value of approximately $1.46 billion and $1.66 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 205
8
, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	September 30, 2019
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$12,278	$12,426	$500	$500
Due after one year through five years	1,345,036	1,364,026	327,802	328,561
Due after five years through ten years	171,657	173,033	161,463	163,676
Due after ten years	20,435	20,921	214,188	219,154

Total investment securities	$1,549,406	$1,570,406	$703,953	$711,891

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition.
No
impairment losses have been recorded through September 30, 2019.

1

6.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

Prior to April 1, 2019, our loans and lease finance receivables consisted of purchase credit impaired (“PCI”) loans associated with the acquisition of San Joaquin Bank (SJB”) on October 16, 2009, and loans and lease finance receivables excluding PCI loans
(“Non-PCI
loans”). The PCI loans are more fully discussed in Note 3 –
Summary of Significant Accounting Policies
, included in our Annual Report on Form
10-K
for the year ended December 31, 2018. At September 30, 2019 and December 31, 2018, the remaining discount associated with the PCI loans was zero and our total gross PCI loan portfolio represented less than 0.2% of total gross loans and leases at September 30, 2019 and December 31, 2018.
Beginning with June
 30, 2019, PCI loans were accounted for and combined with
Non-PCI
loans and were reflected in total loans and lease finance receivables.
The following table provides a summary of the Company’s total loans and lease finance receivables by type.

	September 30, 2019	December 31, 2018
	Total Loans and Leases	Non-PCI Loans and Leases	PCI Loans	Total Loans and Leases
	(Dollars in thousands)
Commercial and industrial	$921,678	$1,002,209	$519	$1,002,728
SBA	319,571	350,043	1,258	351,301
Real estate:
Commercial real estate	5,375,668	5,394,229	14,407	5,408,636
Construction	119,931	122,782	-	122,782
SFR mortgage	278,644	296,504	145	296,649
Dairy & livestock and agribusiness	311,229	393,843	700	394,543
Municipal lease finance receivables	54,468	64,186	-	64,186
Consumer and other loans	117,128	128,429	185	128,614

Gross loans	7,498,317	7,752,225	17,214	7,769,439
Less: Deferred loan fees, net	(3,866)	(4,828)	-	(4,828)

Gross loans, net of deferred loan fees	7,494,451	7,747,397	17,214	7,764,611
Less: Allowance for loan losses	(68,672)	(63,409)	(204)	(63,613)

Total loans and lease finance receivables	$7,425,779	$7,683,988	$17,010	$7,700,998

As of September 30, 2019, 77.01% of the Company’s total gross loan portfolio consisted of real estate loans,

with commercial real estate loans representing
71.69% of
total loans
. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of September 30, 2019, $245.6 million, or 4.57% of the total commercial real estate loans included loans secured by farmland, compared to $231.0 million, or 4.27%, at December 31, 2018. The loans secured by farmland included $130.4 million for loans secured by dairy & livestock land and $115.1 million for loans secured by agricultural land at September 30, 2019, compared to $126.9 million for loans secured by dairy & livestock land and $104.1 million for loans secured by agricultural land at December 31, 2018. As of September 30, 2019, dairy & livestock and agribusiness loans of $311.2 million were comprised of $251.3 million for dairy & livestock loans and $60.0 million for agribusiness loans, compared to $340.5 million for dairy & livestock loans and $54.0 million for agribusiness loans at December 31, 2018.
At September 30, 2019, the Company held approximately $3.83 billion of total fixed rate loans.
At September 30, 2019 and December 31, 2018, loans totaling $5.91 billion and $5.71 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.
There were no outstanding loans
held-for-sale
as of September 30, 2019 and December 31, 2018.

1

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
The following table summarizes loans by type, according to our internal risk ratings as of
the
dates
presented.

	September 30, 2019
	Pass	Special Mention	Substandard (1)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$892,865	$24,456	$4,357	$-	$921,678
SBA	296,127	13,764	9,680	-	319,571
Real estate:
Commercial real estate
Owner occupied	1,987,168	83,305	22,618	-	2,093,091
Non-owner occupied	3,269,174	12,663	740	-	3,282,577
Construction
Speculative	105,636	-	-	-	105,636
Non-speculative	14,295	-	-	-	14,295
SFR mortgage	275,069	2,053	1,522	-	278,644
Dairy & livestock and agribusiness	247,554	43,585	20,090	-	311,229
Municipal lease finance receivables	53,998	470	-	-	54,468
Consumer and other loans	115,242	845	1,041	-	117,128

Total gross loans	$7,257,128	$181,141	$60,048	$-	$7,498,317

(1)	Includes $18.0 million of classified loans acquired from CB in the third quarter of 2018.

1

	December 31, 2018 (1)
	Pass	Special Mention	Substandard (2)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$961,909	$29,358	$10,942	$-	$1,002,209
SBA	336,033	7,375	6,635	-	350,043
Real estate:
Commercial real estate
Owner occupied	2,008,169	95,841	13,980	-	2,117,990
Non-owner occupied	3,260,822	9,938	5,479	-	3,276,239
Construction
Speculative	118,233	-	-	-	118,233
Non-speculative	4,549	-	-	-	4,549
SFR mortgage	289,607	3,310	3,587	-	296,504
Dairy & livestock and agribusiness	350,044	34,586	9,213	-	393,843
Municipal lease finance receivables	63,650	536	-	-	64,186
Consumer and other loans	126,085	1,263	1,081	-	128,429
Total gross loans	$7,519,101	$182,207	$50,917	$-	$7,752,225
(1)	Excludes PCI loans of $17.2 million as of December 31, 2018, of which $15.8 million were rated pass, $1.2 million were rated special mention, $224,000 were rated substandard, and zero were rated doubtful & loss.
(2)	Includes $19.0 million of classified loans acquired from CB in the third quarter of 2018.
Allowance for Loan Losses (“ALLL”)
The Bank’s Audit and Director Loan Committees provide Board oversight of the ALL
L
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
Management believes that the ALLL was appropriate at September 30, 2019 and December 31, 2018. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.
The following tables present the balance and activity related to the allowance for loan losses for held-for-investment
loans by type for the periods presented.

	For the Three Months Ended September 30, 2019
	Ending Balance June 30, 2019	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance September 30, 2019
	(Dollars in thousands)
Commercial and industrial	$7,857	$-	$94	$287	$8,238
SBA	1,119	(65)	-	412	1,466
Real estate:
Commercial real estate	48,287	-	-	624	48,911
Construction	871	-	3	55	929
SFR mortgage	2,323	-	8	44	2,375
Dairy & livestock and agribusiness	5,341	-	-	88	5,429
Municipal lease finance receivables	726	-	-	(64)	662
Consumer and other loans	608	(3)	3	54	662

Total allowance for loan losses	$67,132	$(68)	$108	$1,500	$68,672

	For the Three Months Ended September 30, 2018
	Ending Balance June 30, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance September 30, 2018
	(Dollars in thousands)
Commercial and industrial	$6,970	$-	$44	$477	$7,491
SBA	841	(257)	5	369	958
Real estate:
Commercial real estate	42,597	-	-	(1,056)	41,541
Construction	1,003	-	15	115	1,133
SFR mortgage	2,155	-	-	(30)	2,125
Dairy & livestock and agribusiness	4,351	-	-	673	5,024
Municipal lease finance receivables	808	-	-	7	815
Consumer and other loans	642	(1)	118	(44)	715
PCI loans	216	-	-	(11)	205
Total allowance for loan losses	$59,583	$(258)	$182	$500	$60,007

	For the Nine Months Ended September 30, 2019
	Ending Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance September 30, 2019
	(Dollars in thousands)
Commercial and industrial	$7,528	$(48)	$253	$505	$8,238
SBA	1,078	(295)	9	674	1,466
Real estate:
Commercial real estate	45,097	-	-	3,814	48,911
Construction	981	-	9	(61)	929
SFR mortgage	2,197	-	191	(13)	2,375
Dairy & livestock and agribusiness	5,225	(78)	19	263	5,429
Municipal lease finance receivables	775	-	-	(113)	662
Consumer and other loans	732	(7)	6	(69)	662
Total allowance for loan losses	$63,613	$(428)	$487	$5,000	$68,672

	For the Nine Months Ended September 30, 2018
	Ending Balance December 31, 2017	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance September 30, 2018
	(Dollars in thousands)
Commercial and industrial	$7,280	$-	$81	$130	$7,491
SBA	869	(257)	15	331	958
Real estate:
Commercial real estate	41,722	-	-	(181)	41,541
Construction	984	-	1,945	(1,796)	1,133
SFR mortgage	2,112	-	-	13	2,125
Dairy & livestock and agribusiness	4,647	-	19	358	5,024
Municipal lease finance receivables	851	-	-	(36)	815
Consumer and other loans	753	(10)	129	(157)	715
PCI loans	367	-	-	(162)	205
Total allowance for loan losses	$59,585	$(267)	$2,189	$(1,500)	$60,007

2
1

The following tables present the recorded investment in loans held-for-investment
and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. Acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	September 30, 2019
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$1,638	$920,040	$254	$7,984
SBA	3,248	316,323	286	1,180
Real estate:
Commercial real estate	1,500	5,374,168	-	48,911
Construction	-	119,931	-	929
SFR mortgage	3,009	275,635	-	2,375
Dairy & livestock and agribusiness	-	311,229	-	5,429
Municipal lease finance receivables	-	54,468	-	662
Consumer and other loans	385	116,743	-	662

Total	$9,780	$7,488,537	$540	$68,132

	September 30, 2018
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deterioriated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$3,168	$1,018,738	$-	$-	$7,491	$-
SBA	3,593	353,459	-	-	958	-
Real estate:
Commercial real estate	6,348	5,262,392	-	-	41,541	-
Construction	-	123,274	-	-	1,133	-
SFR mortgage	5,492	287,024	-	13	2,112	-
Dairy & livestock and agribusiness	775	303,823	-	-	5,024	-
Municipal lease finance receivables	-	67,581	-	-	815	-
Consumer and other loans	807	133,989	-	70	645	-
PCI loans	-	-	17,260	-	-	205

Total	$20,183	$7,550,280	$17,260	$83	$59,719	$205

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
The following tables present the recorded investment in, and the aging of, past due and nonaccrual loans by type of loans as of
the
date
s presented.

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3) (4)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$756	$-	$756	$1,550	$919,372	$921,678
SBA	-	303	303	2,706	316,562	319,571
Real estate:
Commercial real estate
Owner occupied	-	-	-	494	2,092,597	2,093,091
Non-owner occupied	368	-	368	589	3,281,620	3,282,577
Construction
Speculative (2)	-	-	-	-	105,636	105,636
Non-speculative	-	-	-	-	14,295	14,295
SFR mortgage	-	-	-	888	277,756	278,644
Dairy & livestock and agribusiness	-	-	-	-	311,229	311,229
Municipal lease finance receivables	-	-	-	-	54,468	54,468
Consumer and other loans	-	-	-	385	116,743	117,128

Total gross loans	$1,124	$303	$1,427	$6,612	$7,490,278	$7,498,317
(1)	As of September 30, 2019, $1.0 million of nonaccruing loans were current, $661,000 were 30-59 days past due, $1.7 million were 60-89 days past due , and $3.3 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Includes $4.5 million of nonaccrual loans acquired from CB in the third quarter of 2018.
(4)	Excludes $1.6 million of guaranteed portion of nonaccrual SBA loans that are in process of collection.

2
3

	December 31, 2018 (1)
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (2) (4)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$820	$89	$909	$7,490	$993,810	$1,002,209
SBA	1,172	135	1,307	2,892	345,844	350,043
Real estate:
Commercial real estate
Owner occupied	2,439	350	2,789	589	2,114,612	2,117,990
Non-owner occupied	-	-	-	5,479	3,270,760	3,276,239
Construction
Speculative (3)	-	-	-	-	118,233	118,233
Non-speculative	-	-	-	-	4,549	4,549
SFR mortgage	-	285	285	2,937	293,282	296,504
Dairy & livestock and agribusiness	-	-	-	78	393,765	393,843
Municipal lease finance receivables	-	-	-	-	64,186	64,186
Consumer and other loans	-	-	-	486	127,943	128,429

Total gross loans	$4,431	$859	$5,290	$19,951	$7,726,984	$7,752,225
(1)	Excludes PCI loans.
(2)	As of December 31, 2018, $2.3 million of nonaccruing loans were current, $33,000 were 30-59 days past due, $57,000 were 60-89 days past due and $17.6 million were 90+ days past due.
(3)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(4)	Includes $12.3 million of nonaccrual loans acquired from CB in the third quarter of 2018.
Impaired Loans
At September 30, 2019, the Company had impaired loans of $9.8 million. Impaired loans included $2.7 million of nonaccrual Small Business Administration (“SBA”) loans, $1.6 million of nonaccrual commercial and industrial loans, $1.1 million of nonaccrual commercial real estate loans,
$888,000 of nonaccrual single-family residential (“SFR”) mortgage loans,

and $385,000 of nonaccrual consumer and other loans. These impaired loans included $3.4 million of loans whose terms were modified in a troubled debt restructuring, of which $249,000 were classified as nonaccrual. The remaining balance of $3.2 million consisted of 12 loans performing according to the restructured terms. The impaired loans had a specific allowance of $540,000 at September 30, 2019. At December 31, 2018, the Company had classified as impaired, loans with a balance of $23.5 million with a related allowance of $561,000.

2
4

The following tables present information for
held-for-investment
loans, individually evaluated for impairment by type of loans, as and for the periods presented.

	As of and For the Nine Months Ended September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,382	$1,537	$-	$1,560	$4
SBA	2,447	3,554	-	2,606	31
Real estate:
Commercial real estate
Owner occupied	494	614	-	508	-
Non-owner occupied	1,006	1,190	-	1,052	21
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	3,009	3,338	-	3,059	62
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	385	516	-	401	-

Total	8,723	10,749	-	9,186	118

With a related allowance recorded:
Commercial and industrial	256	345	254	829	-
SBA	801	816	286	816	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	1,057	1,161	540	1,645	-

Total impaired loans	$9,780	$11,910	$540	$10,831	$118

	As of and For the Nine Months Ended September 30, 2018 (1)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$3,168	$3,829	$-	$3,439	$6
SBA	3,593	5,779	-	4,457	34
Real estate:
Commercial real estate
Owner occupied	615	726	-	644	-
Non-owner occupied	5,733	6,385	-	5,904	24
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,479	6,449	-	5,679	59
Dairy & livestock and agribusiness	775	1,091	-	808	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	737	1,025	-	867	-

Total	20,100	25,284	-	21,798	123

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	-	-	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	13	13	13	13	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	70	101	70	85	-

Total	83	114	83	98	-

Total impaired loans	$20,183	$25,398	$83	$21,896	$123

(1)	Excludes PCI loans.

2
6

	As of December 31, 2018 (1)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$7,436	$11,457	$-
SBA	3,467	5,746	-
Real estate:
Commercial real estate
Owner occupied	589	705	-
Non-owner occupied	2,808	4,324	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	5,349	6,270	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	418	526	-

Total	20,067	29,028	-

With a related allowance recorded:
Commercial and industrial	189	191	3
SBA	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occupied	3,143	3,144	478
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	78	78	12
Municipal lease finance receivables	-	-	-
Consumer and other loans	68	100	68

Total	3,478	3,513	561

Total impaired loans	$23,545	$32,541	$561

(1)	Excludes PCI loans.
The Company recognizes the
charge-off
of the impairment allowance on impaired loans in the period in which a loss is identified for collateral dependent loans. Therefore, the majority of the nonaccrual loans as of September 30, 2019, December 31, 2018 and September 30, 2018 have already been written down to the estimated net realizable value. An allowance is recorded on impaired loans for the following: nonaccrual loans where a charge-off
is not yet processed, nonaccrual SFR mortgage loans where there is a potential modification in process, or on smaller balance non-collateral
dependent loans.
Reserve for Unfunded Loan Commitments
The allowance for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments at the same time
as i
t evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded loan commitments for the three and nine months ended September 30, 2019, and 2018. As of September 30, 2019 and December 31, 2018, the balance in this reserve was $9.0 million and was included in other liabilities.

2
7

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
As of September 30, 2019, there were $3.4 million of loans classified as a TDR, of which $3.2 million were performing and $249,000 were nonperforming. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2019, performing TDRs were comprised of eight SFR mortgage loans of $2.1 million, one SBA loan of $542,000, one commercial real estate loan of $417,000, and two commercial and industrial loans of $88,000.
The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated zero and $490,000 of specific allowance to TDRs as of September 30, 2019 and December 31, 2018, respectively.
The following table provides a summary of the activity related to TDRs for the periods presented
.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
	(Dollars in thousands)		(Dollars in thousands)
Performing TDRs:
Beginning balance	$3,219	$4,530	$3,594	$4,809
New modifications	-	-	-	311
Payoffs/payments, net and other	(51)	(777)	(426)	(1,367)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$3,168	$3,753	$3,168	$3,753

Nonperforming TDRs:
Beginning balance	$263	$3,892	$3,509	$4,200
New modifications	-	278	-	316
Charge-offs	-	-	(78)	-
Transfer to OREO	-	-	(2,275)	-
Payoffs/payments, net and other	(14)	(650)	(907)	(996)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$249	$3,520	$249	$3,520

Total TDRs	$3,417	$7,273	$3,417	$7,273
(1)	Excludes PCI loans.

2
8

There were no loans that were modified as TDRs
for
the three and nine months ended September 30, 2019.
The following tables summarize loans modified as TDRs for the periods presented.
Modifications (1)

For the Three Months Ended September 30, 201 8 (2)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2018	Financial Effect Resulting From Modifications (3)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	278	278	272	-

Total loans	1	$278	$278	$272	$-

2
9

	For the Nine Months Ended September 30, 2018 (2)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2018	Financial Effect Resulting From Modifications (3)
	(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	38	38	27	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	311	311	304	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	278	278	272	-

Total loans	3	$627	$627	$603	$-

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Excludes PCI loans.
(3)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
There were
no
loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2019 and 2018.

7.	EARNINGS PER SHARE RECONCILIATION
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2019, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 240,000 and 184,000, respectively. For the three and nine months ended September 30, 2018, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 56,000 and 50,000, respectively.
The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.
	For the Three Months Ended S eptember 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$50,423	$38,558	$156,546	$108,844
Less: Net earnings allocated to restricted stock	116	96	390	298

Net earnings allocated to common shareholders	$50,307	$38,462	$156,156	$108,546

Weighted average shares outstanding	139,824	126,574	139,730	115,533
Basic earnings per common share	$0.36	$0.30	$1.12	$0.94

Diluted earnings per common share:
Net income allocated to common shareholders	50,307	38,462	156,156	108,546

Weighted average shares outstanding	139,824	126,574	139,730	115,533
Incremental shares from assumed exercise of outstanding options	151	363	217	397

Diluted weighted average shares outstanding	139,975	126,937	139,947	115,930
Diluted earnings per common share	$0.36	$0.30	$1.12	$0.94

3
1

8.	FAIR VALUE INFORMATION
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2019. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).
•	Level 1 – Quoted prices in active markets for identical assets or liabilities in active markets that are accessible at the measurement date.
•
Level 2
– Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs or model
-
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
There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2019 and 2018.

3
2

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of
 the
dates
presented.

	Carrying Value at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,146,159	$-	$1,146,159	$-
CMO/REMIC - residential	382,928	-	382,928	-
Municipal bonds	40,487	-	40,487	-
Other securities	832	-	832	-
Total investment securities - AFS	1,570,406	-	1,570,406	-
Interest rate swaps	16,180	-	16,180	-
Total assets	$1,586,586	$-	$1,586,586	$-
Description of liability
Interest rate swaps	$16,180	$-	$16,180	$-
Total liabilities	$16,180	$-	$16,180	$-

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Residential mortgage-backed securities	$1,474,508	$-	$1,474,508	$-
CMO/REMIC - residential	214,051	-	214,051	-
Municipal bonds	44,810	-	44,810	-
Other securities	716	-	716	-
Total investment securities - AFS	1,734,085	-	1,734,085	-
Interest rate swaps	1,938	-	1,938	-
Total assets	$1,736,023	$-	$1,736,023	$-
Description of liability
Interest rate swaps	$1,938	$-	$1,938	$-
Total liabilities	$1,938	$-	$1,938	$-

3
3

Assets and Liabilities Measured at Fair Value on a
Non-Recurring
Basis
We may be required to measure certain assets at fair value on a non-recurring
basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.
For assets measured at fair value on a
non-recurring
basis that were held on the balance sheet at September 30, 2019 and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2019
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$256	$-	$-	$256	$254
SBA	938	-	-	938	516
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	444	-	-	444	64
Asset held-for-sale	-	-	-	-	-

Total assets	$1,638	$-	$-	$1,638	$834

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2018
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$189	$-	$-	$189	$3
SBA	-	-	-	-	-
Real estate:
Commercial real estate	3,143	-	-	3,143	478
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	78	-	-	78	12
Consumer and other loans	68	-	-	68	68
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$3,478	$-	$-	$3,478	$561

3
4

Fair Value of Financial Instruments
The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2019 and December 31, 2018, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$437,548	$437,548	$-	$-	$437,548
Interest-earning balances due from depository institutions	5,673	-	5,793	-	5,793
Investment securities available-for-sale	1,570,406	-	1,570,406	-	1,570,406
Investment securities held-to-maturity	703,953	-	711,891	-	711,891
Total loans, net of allowance for loan losses	7,425,779	-	-	7,385,760	7,385,760
Swaps	16,180	-	16,180	-	16,180
Liabilities
Deposits:
Interest-bearing	$3,409,226	$-	$3,407,573	$-	$3,407,573
Borrowings	412,764	-	412,372	-	412,372
Junior subordinated debentures	25,774	-	-	20,266	20,266
Swaps	16,180	-	16,180	-	16,180

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$163,948	$163,948	$-	$-	$163,948
Interest-earning balances due from depository institutions	7,670	-	7,339	-	7,339
Investment securities available-for-sale	1,734,085	-	1,734,085	-	1,734,085
Investment securities held-to-maturity	744,440	-	721,537	-	721,537
Total loans, net of allowance for loan losses	7,700,998	-	-	7,514,964	7,514,964
Swaps	1,938	-	1,938	-	1,938
Liabilities
Deposits:
Interest-bearing	$3,622,703	$-	$3,614,682	$-	$3,614,682
Borrowings	722,255	-	721,601	-	721,601
Junior subordinated debentures	25,774	-	-	21,176	21,176
Swaps	1,938	-	1,938	-	1,938

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

3
5

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2019, the Bank has entered into 82 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.
The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, therefore allowing customers to convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with the counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. As a result of the Bank exceeding $10 billion in assets, federal regulations require the Bank, beginning in January 2019, to clear most interest rate swaps through a clearing house (“centrally cleared”). These instruments contain language outlining collateral pledging requirements for each counterparty, in which collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the
Company’s condensed consolidated balance sheet.
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
Balance Sheet Classification of Derivative Financial Instruments
As of September 30, 2019 and December 31, 2018, the total notional amount of the Company’s swaps was $227.2 million, and $195.4 million, respectively. The location of the asset and liability, and their respective fair values
,
are summarized in the tables below.

	September 30, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$16,180	Other liabilities	$16,180

Total derivatives		$16,180		$16,180

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$1,938	Other liabilities	$1,938

Total derivatives		$1,938		$1,938

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings
The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
		(Dollars in thousands)
Interest rate swaps	Other income	$378	$73	$1,135	$340

Total		$378	$73	$1,135	$340

10.	OTHER COMPREHENSIVE INCOME
The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	For the Three Months Ended September 30,
	2019			2018
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$5,672	$(1,677)	$3,995	$(10,235)	$3,025	$(7,210)
Net realized gain reclassified into earnings (1)	(5)	1	(4)	-	-	-
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	(249)	74	(175)	(152)	45	(107)

Net change	$5,418	$(1,602)	$3,816	$(10,387)	$3,070	$(7,317)

	For the Nine Months Ended September 30,
	2019			2018
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$44,586	$(13,181)	$31,405	$(47,346)	$13,997	$(33,349)
Net realized gain reclassified into earnings (1)	(5)	1	(4)	-	-	-
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	(1,450)	429	(1,021)	(1,809)	535	(1,274)

Net change	$43,131	$(12,751)	$30,380	$(49,155)	$14,532	$(34,623)

(1)	Included in other noninterest income.

11.	BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject t
o
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
the
Company’s condensed consolidated balances.

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
September 30, 2019
Financial assets:
Derivatives not designated as hedging instruments	$16,180	$-	$-	$16,180	$-	$16,180

Total	$16,180	$-	$-	$16,180	$-	$16,180

Financial liabilities:
Derivatives not designated as hedging instruments	$16,182	$(2)	$16,180	$2	$(22,335)	$(6,153)
Repurchase agreements	407,850	-	407,850	-	(419,465)	(11,615)

Total	$424,032	$(2)	$424,030	$2	$(441,800)	$(17,768)

December 31, 2018
Financial assets:
Derivatives not designated as hedging instruments	$1,938	$-	$-	$1,938	$-	$1,938

Total	$1,938	$-	$-	$1,938	$-	$1,938

Financial liabilities:
Derivatives not designated as hedging instruments	$4,203	$(2,265)	$1,938	$2,265	$-	$4,203
Repurchase agreements	442,255	-	442,255	-	(487,607)	(45,352)

Total	$446,458	$(2,265)	$444,193	$2,265	$(487,607)	$(41,149)

12.	LEASES

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
The following presents the components of lease costs and supplemental information related to leases as of September 30, 2019 and for the three and nine months ended September 30, 2019.

As of September 30, 2019
(Dollars in thousands)
Lease Assets and Liabilities

ROU assets	$17,340

Total lease liabilities	20,558

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019
	(Dollars in thousands)
Lease Cost

Operating lease expense (1)	$1,628	$5,634

Total lease expense	$1,628	$5,634

(1) Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,640	$6,499

Lease Term and Discount Rate

		As of September 30, 2019

Weighted average remaining lease term (years)		4.26

Weighted average discount rate		3.46%

The Company’s lease arrangements that have not yet commenced as of September 30, 2019 and the Company’s short-term lease costs and variable lease costs, for the three and nine months ended September 30, 2019 are not material to the consolidated financial statements.
The future lease payments required for leases that have initial or remaining non-cancelable
lease terms in excess of one year as of September 30, 2019, excluding property taxes and insurance, are as follows:

As of September 30, 2019
(Dollars in thousands)
Year:
2019 (excluding the nine months ended September 30, 2019)	$1,973
2020	6,941
2021	5,178
2022	4,005
2023	2,336
Thereafter	3,100

Total future lease payments	23,533
Less: Imputed interest	(2,975)

Present value of lease liabilities	$20,558

13.	REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No.
 2014-09
“Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. Refer to Note 3 –
Summary of Significant Accounting Policies
and Note 24 –
Revenue Recognition
of the 2018 Annual Report on Form
10-K
for the year ended December 31, 2018 for a more detailed discussion about noninterest revenue streams that are in-scope
of Topic 606.
The following presents noninterest income, segregated by revenue streams in-scope
and
out-of-scope
of Topic 606, for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,833	$4,295	$15,039	$12,431
Trust and investment services	2,330	2,182	6,964	6,738
Bankcard services	637	875	2,614	2,637
Gain on OREO, net	-	-	129	3,540
Other	2,292	1,824	6,939	4,393
Noninterest Income (in-scope of Topic 606)	10,092	9,176	31,685	29,739
Noninterest Income (out-of-scope of Topic 606)	1,802	936	14,717	2,984
Total noninterest income	$11,894	$10,112	$46,402	$32,723

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
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of the Company’s unaudited condensed consolidated financial statements are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
OVERVIEW
For the third quarter of 2019, we reported net earnings of $50.4 million, compared with $54.5 million for the second quarter of 2019 and $38.6 million for the third quarter of 2018. Diluted earnings per share were $0.36 for the third quarter, compared to $0.39 for the prior quarter and $0.30 for the same period last year.
At September 30, 2019, total assets of $11.33 billion decreased $196.4 million, or 1.70%, from total assets of $11.53 billion at December 31, 2018. Interest-earning assets of $10.01 billion at September 30, 2019 decreased $281.0 million, or 2.73%, when compared with $10.29 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $270.2 million decrease in total loans and a $204.2 million decrease in investment securities, partially offset by a $195.4 million increase in interest-earning balances due from the Federal Reserve. Our tax equivalent yield on interest-earnings assets was 4.55% for the quarter ended September 30, 2019, compared to 4.72% for the second quarter of 2019 and 4.23% for the third quarter of 2018.
Total investment securities were $2.27 billion at September 30, 2019, a decrease of $204.2 million, or 8.24%, from $2.48 billion at December 31, 2018. At September 30, 2019, investment securities held-to-maturity
(“HTM”) totaled $704.0 million. At September 30, 2019, investment securities available-for-sale
(“AFS”) totaled $1.57 billion, inclusive of a
pre-tax
unrealized gain of $21.0 million. HTM securities declined by $40.5 million, or 5.44%, and AFS securities declined by $163.7 million, or 9.44%, from December 31, 2018. Our tax equivalent yield on investments was 2.47% for the quarter ended September 30, 2019, compared to 2.53% for the second quarter of 2019 and 2.49% for the third quarter of 2018.

Total loans and leases, net of deferred fees and discounts, of $7.49 billion at September 30, 2019 decreased by $270.2 million, or 3.48%, from December 31, 2018. The decrease in total loans included an $89.2 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding dairy & livestock loans, total loans declined by $181.9 million, or 2.45%. The decrease in total loans included declines of $81.1 million in commercial and industrial loans, $33.0 million in commercial real estate loans, $31.7 million in SBA loans, $18.0 million in SFR mortgage loans, and $11.5 million in consumer and other loans. Our yield on loans was 5.23% for the quarter ended September 30, 2019, compared to 5.40% for the second quarter of 2019 and 4.99% for the third quarter of 2018. Interest income for yield adjustments related to discount accretion on acquired loans and nonrecurring nonaccrual interest paid was $7.3 million for the quarter ended September 30, 2019, compared to $9.4 million for the second quarter of 2019 and $4.9 million for the third quarter of 2018.
Noninterest-bearing deposits were $5.39 billion at September 30, 2019, an increase of $180.3 million, or 3.46%, when compared to December 31, 2018. At September 30, 2019, noninterest-bearing deposits were 61.23% of total deposits, compared to 58.96% at December 31, 2018. Our average cost of total deposits was 0.21% for the quarter ended September 30, 2019, compared to 0.19% for the second quarter of 2019 and 0.15% for the third quarter of 2018.
Customer repurchase agreements totaled $407.9 million at September 30, 2019, compared to $442.3 million at December 31, 2018. Our average cost of total deposits including customer repurchase agreements was 0.22% for the quarter ended September 30, 2019, 0.20% for the second quarter of 2019, and 0.15% for the third quarter of 2018.
At September 30, 2019, we had $4.9 million in other borrowings compared to $280.0 million at December 31, 2018. At September 30, 2019, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2018. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. Our average cost of funds was 0.23% for the quarter ended September 30, 2019, 0.25% for the second quarter of 2019, and 0.18% for the third quarter of 2018.
The allowance for loan losses totaled $68.7 million at September 30, 2019, compared to $63.6 million at December 31, 2018. The allowance for loan losses for the first nine months of 2019 was increased by $5.0 million in provision for loan losses and $59,000 in net recoveries. The allowance for loan losses was 0.92% and 0.82% of total loans and leases outstanding, at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, credit related discounts on acquired loans were $37.0 million.
Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of September 30, 2019, the Company’s Tier 1 leverage capital ratio totaled 12.23%, our common equity Tier 1 ratio totaled 14.64%, our Tier 1 risk-based capital ratio totaled 14.93%, and our total risk-based capital ratio totaled 15.83%. Refer to our
Analysis of Financial Condition – Capital Resources
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

ANALYSIS OF THE RESULTS OF OPERATIONS
Financial Performance

	For the Three Months Ended		Variance
	September 30, 2019	June 30, 2019	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$108,159	$111,057	$(2,898)	-2.61%
Provision for loan losses	(1,500)	(2,000)	500	25.00%
Noninterest income	11,894	18,205	(6,311)	-34.67%
Noninterest expense	(47,535)	(50,528)	2,993	5.92%
Income taxes	(20,595)	(22,253)	1,658	7.45%

Net earnings	$50,423	$54,481	$(4,058)	-7.45%

Earnings per common share:
Basic	$0.36	$0.39	$(0.03)
Diluted	$0.36	$0.39	$(0.03)
Return on average assets	1.78%	1.95%	-0.17%
Return on average shareholders’ equity	10.18%	11.38%	-1.20%
Efficiency ratio	39.60%	39.09%	0.51%
Noninterest expense to average assets	1.68%	1.81%	-0.13%

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$108,159	$92,820	$15,339	16.53%	$328,752	$236,029	$92,723	39.28%
(Provision for) recapture of provision for loan losses	(1,500)	(500)	(1,000)	-200.00%	(5,000)	1,500	(6,500)	-433.33%
Noninterest income	11,894	10,112	1,782	17.62%	46,402	32,723	13,679	41.80%
Noninterest expense	(47,535)	(48,880)	1,345	2.75%	(149,667)	(119,080)	(30,587)	-25.69%
Income taxes	(20,595)	(14,994)	(5,601)	-37.35%	(63,941)	(42,328)	(21,613)	-51.06%

Net earnings	$50,423	$38,558	$11,865	30.77%	$156,546	$108,844	$47,702	43.83%

Earnings per common share:
Basic	$0.36	$0.30	$0.06		$1.12	$0.94	$0.18
Diluted	$0.36	$0.30	$0.06		$1.12	$0.94	$0.18
Return on average assets	1.78%	1.52%	0.26%		1.86%	1.65%	0.21%
Return on average shareholders’ equity	10.18%	10.17%	0.01%		10.89%	11.86%	-0.97%
Efficiency ratio	39.60%	47.49%	-7.89%		39.89%	44.31%	-4.42%
Noninterest expense to average assets	1.68%	1.93%	-0.25%		1.77%	1.80%	-0.03%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net Income	$50,423	$38,558	$156,546	$108,844
Add: Amortization of intangible assets	2,648	1,736	8,338	2,395
Less: Tax effect of amortization of intangible assets (1)	(783)	(513)	(2,465)	(708)

Tangible net income	$52,288	$39,781	$162,419	$110,531

Average stockholders’ equity	$1,965,427	$1,503,643	$1,921,981	$1,226,848
Less: Average goodwill	(663,707)	(419,418)	(665,470)	(218,625)
Less: Average intangible assets	(46,720)	(34,811)	(49,682)	(16,078)

Average tangible common equity	$1,255,000	$1,049,414	$1,206,829	$992,145

Return on average equity, annualized	10.18%	10.17%	10.89%	11.86%
Return on average tangible common equity, annualized	16.53%	15.04%	17.99%	14.89%

(1)	Tax effected at respective statutory rates.

Net Interest Income
The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and nine months ended September 30, 2019 and 2018. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management
included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,505,087	$8,949	2.38%	$1,863,399	$11,126	2.39%
Tax-advantaged	40,189	273	3.75%	55,020	395	3.86%
Held-to-maturity securities:
Taxable	506,203	2,883	2.28%	527,688	2,961	2.24%
Tax-advantaged	205,996	1,415	3.32%	237,933	1,705	3.47%
Investment in FHLB stock	17,688	301	6.75%	24,645	329	5.30%
Interest-earning deposits with other institutions	174,119	946	2.16%	63,572	304	1.90%
Loans (2)	7,495,289	98,796	5.23%	6,350,240	79,818	4.99%

Total interest-earning assets	9,944,571	113,563	4.55%	9,122,497	96,638	4.23%
Total noninterest-earning assets	1,269,845			935,028

Total assets	$11,214,416			$10,057,525

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$2,991,330	3,501	0.46%	$2,850,169	2,101	0.29%
Time deposits	473,347	1,088	0.91%	503,649	866	0.68%

Total interest-bearing deposits	3,464,677	4,589	0.53%	3,353,818	2,967	0.35%
FHLB advances, other borrowings, and customer repurchase agreements	446,087	815	0.72%	478,538	851	0.70%

Interest-bearing liabilities	3,910,764	5,404	0.55%	3,832,356	3,818	0.39%

Noninterest-bearing deposits	5,227,595			4,651,127
Other liabilities	110,630			70,399
Stockholders’ equity	1,965,427			1,503,643

Total liabilities and stockholders’ equity	$11,214,416			$10,057,525

Net interest income		$108,159			$92,820

Net interest spread - tax equivalent			4.00%			3.84%
Net interest margin			4.32%			4.04%
Net interest margin - tax equivalent			4.34%			4.06%

(1)	Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended September 30, 2019 and 2018. The non TE rates were 2.40% and 2.41% for the three months ended September 30, 2019 and 2018, respectively.

(2)	Includes loan fees of $782,000 and $865,000 for the three months ended September 30, 2019 and 2018, respectively. Prepayment penalty fees of $1.0 million and $674,000 are included in interest income for the three months ended September 30, 2019 and 2018, respectively.

(3)	Includes interest-bearing demand and money market accounts.

	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,582,902	$29,079	2.45%	$1,920,942	$33,861	2.36%
Tax-advantaged	42,746	906	3.87%	54,517	1,225	3.99%
Held-to-maturity securities:
Taxable	509,247	8,725	2.29%	540,952	8,887	2.19%
Tax-advantaged	216,343	4,524	3.37%	246,270	5,351	3.50%
Investment in FHLB stock	17,688	931	7.04%	20,032	959	6.40%
Interest-earning deposits with other institutions	70,848	1,140	2.15%	115,200	1,475	1.71%
Loans (2)	7,571,502	300,326	5.30%	5,312,557	192,382	4.84%

Total interest-earning assets	10,011,276	345,631	4.63%	8,210,470	244,140	4.00%
Total noninterest-earning assets	1,269,160			626,966

Total assets	$11,280,436			$8,837,436

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$3,047,444	9,159	0.40%	$2,460,390	4,667	0.25%
Time deposits	497,370	3,394	0.91%	416,754	1,374	0.44%

Total interest-bearing deposits	3,544,814	12,553	0.47%	2,877,144	6,041	0.28%
FHLB advances, other borrowings, and customer repurchase agreements	573,633	4,326	1.00%	507,755	2,070	0.54%

Interest-bearing liabilities	4,118,447	16,879	0.55%	3,384,899	8,111	0.32%

Noninterest-bearing deposits	5,136,233			4,158,365
Other liabilities	103,775			67,324
Stockholders’ equity	1,921,981			1,226,848

Total liabilities and stockholders’ equity	$11,280,436			$8,837,436

Net interest income		$328,752			$236,029

Net interest spread - tax equivalent			4.08%			3.68%
Net interest margin			4.39%			3.84%
Net interest margin - tax equivalent			4.41%			3.87%

(1)	Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the nine months ended September 30, 2019 and 2018. The non TE rates were 2.45% and 2.38% for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Includes loan fees of $2.3 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. Prepayment penalty fees of $3.4 million and $2.1 million are included in interest income for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Includes interest-bearing demand and money market accounts.

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
Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended September 30, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(2,122)	$(46)	$(9)	$(2,177)
Tax-advantaged investment securities	(98)	(19)	(5)	(122)
Held-to-maturity securities:
Taxable investment securities	(120)	44	(2)	(78)
Tax-advantaged investment securities	(215)	(66)	(9)	(290)
Investment in FHLB stock	(93)	91	(26)	(28)
Interest-earning deposits with other institutions	529	41	72	642
Loans	14,389	3,888	701	18,978

Total interest income	12,270	3,933	722	16,925

Interest expense:
Savings deposits	104	1,235	61	1,400
Time deposits	(52)	292	(18)	222
FHLB advances, other borrowings, and customer repurchase agreements	(56)	21	(1)	(36)

Total interest expense	(4)	1,548	42	1,586

Net interest income	$12,274	$2,385	$680	$15,339

	Comparision of Nine Months Ended September 30, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(5,894)	$1,346	$(234)	$(4,782)
Tax-advantaged investment securities	(264)	(70)	15	(319)
Held-to-maturity securities:
Taxable investment securities	(583)	447	(26)	(162)
Tax-advantaged investment securities	(651)	(201)	25	(827)
Investment in FHLB stock	(114)	97	(11)	(28)
Interest-earning deposits with other institutions	(567)	378	(146)	(335)
Loans	81,793	18,349	7,802	107,944

Total interest income	73,720	20,346	7,425	101,491

Interest expense:
Savings deposits	1,113	2,728	651	4,492
Time deposits	266	1,470	284	2,020
FHLB advances, other borrowings, and customer repurchase agreements	271	1,757	228	2,256

Total interest expense	1,650	5,955	1,163	8,768

Net interest income	$72,070	$14,391	$6,262	$92,723

Third Quarter of 2019 Compared to the Third Quarter of 2018
Net interest income, before provision for loan losses, of $108.2 million for the third quarter of 2019 increased $15.3 million, or 16.53%, compared to $92.8 million for the third quarter of 2018. Interest-earning assets increased on average by $822.1 million, or 9%, from $9.12 billion for the third quarter of 2018 to $9.94 billion for the third quarter of 2019. The growth in interest-earning assets was primarily the result of loan growth from the acquisition of CB. Our net interest margin (TE) was 4.34% for the third quarter of 2019, compared to 4.06% for the third quarter of 2018. The increase in our net interest margin was primarily due to a 32 basis point increase in our average yield on interest-earning assets (TE), which resulted from a 24 basis point increase in our loan yield and an increase in loans as a percentage of our average earning assets. Discount accretion on acquired loans and nonrecurring nonaccrual interest paid was $7.3 million for the third quarter of 2019, compared to $4.9 million for the third quarter of 2018.
Interest income for the third quarter of 2019 was $113.6 million, which represented a $16.9 million, or 17.51%, increase when compared to the same period of 2018. Average interest-earning assets increased by $822.1 million and the average interest-earning asset yield of 4.55%, compared to 4.23% for the third quarter of 2018. The 32 basis point increase in the interest-earning asset yield over the third quarter of 2018 resulted from the combination of a 24 basis point increase in loan yields and the change in mix of earning assets, represented by an increase in average loans as a percentage of earning assets from 69.6% in the third quarter of 2018 to 75.4% in the third quarter of 2019. Conversely, average investment securities declined as a percentage of earning assets from 29.4% in the prior year to 22.7% in the third quarter of 2019.
Interest income and fees on loans for the third quarter of 2019 of $98.8 million increased $19.0 million, or 23.78%, when compared to the third quarter of 2018 primarily due to loans acquired from CB. Average loans increased $1.15 billion for the third quarter of 2019 when compared with the same period of 2018. As a result of higher levels of discount accretion on acquired CB loans and nonaccrual interest paid, third quarter interest income increased by $2.5 million in comparison to the third quarter of 2018. Also contributing to the 24 basis point increase in loan yield were increases in the rate on loans indexed to variable interest rates, such as the Bank’s prime rate, which increased by 0.25% when compared to the end of third quarter of 2018.
Interest income from investment securities was $13.5 million for the third quarter of 2019, a $2.7 million, or 16.48%, decrease from $16.2 million for the third quarter of 2018. This decrease was primarily the result of a $426.6 million decline in average investment securities for the third quarter of 2019, compared to the same period of 2018. The yield on investments decreased by two basis points compared to the third quarter of 2018.
Interest expense of $5.4 million for the third quarter of 2019, increased $1.6 million, or 41.54%, compared to the third quarter of 2018, as our average interest-bearing liabilities increased by $110.9 million and our cost of interest-bearing deposits increased 17 basis points. Our total cost of funds for the third quarter of 2019 was 0.23%, compared to 0.18% for the third quarter of 2018. The overall cost of funds increased by only five basis points due to the continued strength and growth of noninterest-bearing deposits, during a period of higher short-term interest rates. Average interest-bearing deposits and customer repurchase agreements increased by $130.7 million, as we assumed $1.61 billion interest-bearing deposits from CB during the third quarter of 2018. Average noninterest-bearing deposits represented 60.14% of our total deposits for the third quarter of 2019, compared to 58.10% for the third quarter of 2018.
Nine Months of 2019 Compared to the Nine Months of 2018
Net interest income, before recapture of provision for (recapture of) loan losses, was $328.8 million for the nine months ended September 30, 2019, an increase of $92.7 million, or 39.28%, compared to $236.0 million for the same period of 2018. Interest-earning assets increased on average by $1.80 billion, or 21.93%, from $8.21 billion for the nine months ended September 30, 2018 to $10.01 billion for the current year. Our net interest margin (TE) was 4.41% during the first nine months of 2019, compared to 3.87% for the same period of 2018.
Interest income for the nine months ended September 30, 2019 was $345.6 million, which represented a $101.5 million, or 41.57%, increase when compared to the same period of 2018. Compared to the first nine months of 2018, average interest-earning assets increased by $1.80 billion primarily due to loans acquired from CB, and the yield on interest-earning assets increased by 63 basis points. The 63 basis points increase in the earning asset yield over the first nine months of 2019, resulted from a 46 basis point increase in loan yields and a change in the mix of earning assets. Average loans as a percentage of earning assets grew from 64.7% for the first nine months of 2018 to 75.6% for the first nine months of 2019. Conversely, average investment securities declined as a percentage of earning assets from 33.7% in the prior year to 23.5% for the first nine months of 2019.

Interest income and fees on loans for the first nine months of 2019 of $300.3 million increased $107.9 million, or 56.11%, when compared to the same period of 2018. Average loans increased $2.26 billion for the first nine months of 2019 when compared with the same period of 2018, primarily due to loans acquired from CB. The first nine months of 2019 reflected a $15.5 million increase in discount accretion on acquired loans and nonaccrual interest paid when compared to the same period of 2018. In addition, loan yields increased by 23 basis points from the prior nine month period, primarily due to higher rates on loans indexed to variable interest rates such as the Bank’s prime rate.
Interest income from investment securities was $43.2 million for the nine months ended September 30, 2019, a $6.1 million decrease from $49.3 million for the first nine months of 2018. This decrease was the net result of a $411.4 million decrease in the average investment securities for the first nine months of 2019, compared to the same period of 2018, partially offset by a seven basis points increase in the non tax-equivalent
yield on securities.
Interest expense of $16.9 million for the nine months ended September 30, 2019, increased by $8.8 million from the same period of 2018. The average rate paid on interest-bearing liabilities increased by 23 basis points, to 0.55% for the first nine months of 2019, from 0.32% for the same period of 2018. The rate on interest-bearing deposits for the first nine months of 2019 increased by 19 basis points from the same period in 2018, as a result of higher rates on deposits acquired from CB and competition from higher interest rates offered by our competitors. Average interest-bearing liabilities were $733.5 million higher during the first nine months of 2019 when compared with the same period of 2018, primarily due to deposits assumed from CB. Average interest-bearing deposit growth of $667.7 million was partially offset by an $8.0 million decline in customer repurchase agreements. Average noninterest-bearing deposits represented 59.17% of our total deposits for the nine months ended September 30 2019, compared to 59.11% for the same period of 2018. Total cost of funds for the first nine months of 2019 was 0.24%, compared with 0.14% for the same period of 2018.
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
The allowance for loan losses totaled $68.7 million at September 30, 2019, compared to $63.6 million at December 31, 2018 and $60.0 million as of September 30, 2018. The allowance for loan losses was increased by $5.0 million in loan loss provision and $59,000 in net recoveries for the nine months ended September 30, 2019. This compares to a $1.5 million loan loss provision recapture and net recoveries of $1.9 million for the same period of 2018. The increase in provision for loan losses was primarily due to lower levels of net recoveries and additional provision due to loan growth during the period experienced within the commercial and industrial and commercial real estate segments of the non-acquired
loan portfolio. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. In addition to the growth in the non-acquired
loan portfolio, the provision was the result of the net effect of modest increases in certain qualitative loss factors and reduced reserve requirements for moderate reductions in historical loss rates across the portfolio. We believe the allowance is appropriate at September 30, 2019. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of September 30, 2019, December 31, 2018 and September, 2018 was 0.92%, 0.82% and 0.79%, respectively. As of September 30, 2019, remaining credit related discounts on acquired loans were $37.0 million. Refer to the discussion of “Allowance for Loan Losses” in Item 2 —
Management’s Discussion and Analysis of Financial Condition and Results of Operations
contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.
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
The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,833	$4,295	$538	12.53%	$15,039	$12,431	$2,608	20.98%
Trust and investment services	2,330	2,182	148	6.78%	6,964	6,738	226	3.35%
Bankcard services	637	875	(238)	-27.20%	2,614	2,637	(23)	-0.87%
BOLI income	1,797	936	861	91.99%	4,482	2,984	1,498	50.20%
Gain on OREO, net	-	-	-	-	129	3,540	(3,411)	-96.36%
Gain on sale of building, net	-		-	-	4,545	-	4,545	-
Gain on eminent domain condemnation, net	-		-	-	5,685	-	5,685	-
Other	2,297	1,824	473	25.93%	6,944	4,393	2,551	58.07%

Total noninterest income	$11,894	$10,112	$1,782	17.62%	$46,402	$32,723	$13,679	41.80%

Third Quarter of 2019 Compared to the Third Quarter of 2018
The $1.8 million growth in noninterest income included an increase of $861,000 in BOLI income. The $538,000 increase in service charges on deposit accounts from the third quarter of 2018 was primarily due to growth in service charges on deposits assumed in the acquisition of CB.
CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured
investment products. At September 30, 2019, CitizensTrust had approximately $2.83 billion in assets under management and administration, including $1.96 billion in assets under management compared with $1.79 billion in assets under management at September 30, 2018. CitizensTrust generated fees of $2.3 million for the third quarter of 2019, an increase of $148,000 compared to the third quarter of 2018, due to the growth in assets under management.
The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Death benefits of $468,000 were included in our BOLI policies for the third quarter of 2019. The $473,000 increase in other income included a $305,000 increase in swap fee income and a $272,000 increase in international banking fee income. For the third quarter of 2019, the Durbin Amendment’s cap on interchange fees became effective for the Company, which reduced our fee income for bankcard services by approximately $400,000 when compared to the third quarter of 2018.
Nine Months of 2019 Compared to the Nine Months of 2018
The $13.7 million increase in noninterest income for the nine months ended September 30, 2019, was primarily due to a $5.7 million net gain from the legal settlement of an eminent condemnation of one of our business financial center buildings in Bakersfield and a $4.5 million net gain on the sale of one of our bank owned buildings, compared with a $3.5 million net gain on the sale of one OREO during the first nine months of 2018. Service charges on deposit accounts increased by $2.6 million from the first nine months of 2018, primarily due to the acquisition of CB. The $1.5 million increase in BOLI income included $1.2 million in income from $70.9 million in BOLI policies acquired from CB in the third quarter of 2018 and $468,000 of death benefits included in our BOLI policies for the first nine months of 2019. The $2.6 million increase in other income included increases of approximately $800,000 in both international banking fees and swap fee income. In addition, SBA servicing income and dividend income from various equity investments increased from the prior nine month period.

Noninterest Expense
The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$30,122	$26,319	$3,803	14.45%	$88,286	$69,684	$18,602	26.69%
Occupancy	3,976	4,168	(192)	-4.61%	12,771	10,924	1,847	16.91%
Equipment	1,116	1,156	(40)	-3.46%	3,577	2,910	667	22.92%
Professional services	1,688	1,154	534	46.27%	5,653	4,374	1,279	29.24%
Software licenses and maintenance	2,450	2,317	133	5.74%	7,414	5,836	1,578	27.04%
Marketing and promotion	1,517	1,134	383	33.77%	4,149	3,638	511	14.05%
Amortization of intangible assets	2,648	1,736	912	52.53%	8,338	2,395	5,943	248.14%
Telecommunications expense	656	622	34	5.47%	2,126	1,711	415	24.25%
Regulatory assessments	147	896	(749)	-83.59%	1,805	2,276	(471)	-20.69%
Insurance	430	432	(2)	-0.46%	1,368	1,278	90	7.04%
Loan expense	308	274	34	12.41%	1,115	678	437	64.45%
Directors’ expenses	314	275	39	14.18%	921	785	136	17.32%
Stationery and supplies	259	251	8	3.19%	867	795	72	9.06%
Acquisition related expenses	244	6,645	(6,401)	-96.33%	6,005	7,942	(1,937)	-24.39%
Other	1,660	1,501	159	10.59%	5,272	3,854	1,418	36.79%

Total noninterest expense	$47,535	$48,880	$(1,345)	-2.75%	$149,667	$119,080	$30,587	25.69%

Noninterest expense to average assets	1.68%	1.93%			1.77%	1.80%

Efficiency ratio (1)	39.60%	47.49%			39.89%	44.31%

(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.

Third Quarter of 2019 Compared to the Third Quarter of 2018
Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.68% for the third quarter of 2019, compared to 1.93% for the third quarter of 2018. The decrease is primarily the result of lower acquisition expense of $6.4 million.
Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 39.60% for the third quarter of 2019, compared to 47.49% for the third quarter of 2018.
The $1.3 million, or 2.75%, decrease in noninterest expense for the third quarter of 2019 reflects both the impact of merger related expense in the third quarter of 2018, which was $6.4 million higher than the current quarter, and year-over-year increase in salaries and benefit costs of $3.8 million. Higher expense for accelerated vesting of stock grants and bonus compensation of approximately $1 million, related to the amended employment agreement and consulting agreement for the Company’s retiring Chief Executive Officer contributed to the increase in compensation costs. Year-over-year growth of approximately $2 million was primarily due to additional compensation related expenses for the former CB employees who were retained after the merger. CDI amortization increased by $912,000 as a result of core deposits assumed from CB. The third quarter of 2019 also reflected a $780,000 decrease in FDIC assessment expense.

Nine Months of 2019 Compared to the Nine Months of 2018
Noninterest expense of $149.7 million for the first nine months of 2019 was $30.6 million higher than the prior year period. Salaries and benefit costs increased by $18.6 million primarily due to additional compensation related expenses for the newly hired and former CB employees who were retained after the merger and $1.4 million in higher stock related compensation expense. The year-over-year increase also included a $5.9 million increase in amortization of intangible assets due to core deposits assumed from CB. The primary driver of a $2.5 million increase in occupancy and equipment expense, a $1.6 million increase in software licenses and maintenance, and a $1.3 million increase in professional services, was the merger with CB. These increases were partially offset by a $1.9 million decrease in merger related expenses. The $1.4 million increase in other expenses was also primarily related to higher expenses related to the operations of a larger Bank after the CB merger. As a percentage of average assets, noninterest expense was 1.77% for the nine months ended September 30, 2019, compared to 1.80% for the same period of 2018. For the nine months ended 2019, the efficiency ratio was 39.89%, compared to 44.31% for the same period of 2018.
Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 29.00%, compared to 28.00% for the same periods of 2018. The increase was due to higher income growth from non-tax
advantaged revenue sources. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged
income as well as available tax credits.
The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged
income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION
The Company reported total assets of $11.33 billion at September 30, 2019. This represented a decrease of $196.4 million, or 1.70%, from total assets of $11.53 billion at December 31, 2018. Interest-earning assets of $10.01 billion at September 30, 2019 decreased $281.0 million, or 2.73%, when compared with $10.29 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $270.2 million decrease in total loans and a $204.2 million decrease in investment securities, partially offset by a $195.4 million increase in interest-earning balances due from the Federal Reserve. The decrease in total loans included an $89.2 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding dairy and livestock loans, total loans declined by $181.9 million, or 2.45%. Total liabilities were $9.37 billion at September 30, 2019, a decrease of $312.1 million, or 3.22%, from total liabilities of $9.68 billion at December 31, 2018. Total deposits declined by $33.2 million, or 0.38%. Total equity increased $115.7 million, or 6.25%, to $1.97 billion at September 30, 2019, compared to total equity of $1.85 billion at December 31, 2018. The $115.7 million increase in equity was due to $156.5 million in net earnings, a $30.4 million increase in other comprehensive income, net of tax, resulting from the net increase in market value of our investment securities portfolio, and $4.5 million for various stock based compensation items. This was offset by $75.7 million in cash dividends declared during the first nine months of 2019.
Investment Securities
The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2019, we reported total investment securities of $2.27 billion. This represented a decrease of $204.2 million, or 8.24%, from total investment securities of $2.48 billion at December 31, 2018. The decrease in investment securities was due to cash outflow from the portfolio, partially offset by reinvesting activity during the first nine months of 2019. At September 30, 2019, investment securities HTM totaled $704.0 million. At September 30, 2019, our AFS investment securities totaled $1.57 billion, inclusive of a pre-tax
unrealized gain of $21.0 million. The
after-tax
unrealized gain reported in AOCI on AFS investment securities was $14.8 million.
As of September 30, 2019, the Company had a
pre-tax
net unrealized holding gain on AFS investment securities of $21.0 million, compared to a pre-tax
net unrealized holding loss of $23.6 million at December 31, 2018. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the nine months ended September 30, 2019 and 2018, repayments/maturities of investment securities totaled $355.8 million and $385.0 million, respectively. The Company purchased additional investment securities totaling $268.3 million and $98.7 million for the first nine months ended September 30, 2019 and 2018, respectively. During the first nine months of 2019, we sold 14 investment securities at book value of approximately $152.6 million. At the close of the merger in the third quarter of 2018, we liquidated the entire investment security portfolio of $717.0 million acquired from CB. No other investment securities were sold during the first nine months ended September 30, 2018.
The tables below set forth investment securities AFS and HTM as of the dates presented.

	September 30, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,127,395	$20,105	$(1,341)	$1,146,159	72.99%
CMO/REMIC - residential	381,615	1,649	(336)	382,928	24.38%
Municipal bonds	39,564	924	(1)	40,487	2.58%
Other securities	832	-	-	832	0.05%

Total available-for-sale securities	$1,549,406	$22,678	$(1,678)	$1,570,406	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$123,917	$3,238	$(170)	$126,985	17.60%
Residential mortgage-backed securities	172,919	2,624	(3)	175,540	24.56%
CMO	204,263	76	(1,467)	202,872	29.02%
Municipal bonds	202,854	4,198	(558)	206,494	28.82%

Total held-to-maturity securities	$703,953	$10,136	$(2,198)	$711,891	100.00%

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$1,494,106	$1,348	$(20,946)	$1,474,508	85.03%
CMO/REMIC - residential	217,223	353	(3,525)	214,051	12.34%
Municipal bonds	45,621	332	(1,143)	44,810	2.59%
Other securities	716	-	-	716	0.04%

Total available-for-sale securities	$1,757,666	$2,033	$(25,614)	$1,734,085	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$138,274	$572	$(2,622)	$136,224	18.57%
Residential mortgage-backed securities	153,874	-	(3,140)	150,734	20.67%
CMO	215,336	-	(12,081)	203,255	28.93%
Municipal bonds	236,956	556	(6,188)	231,324	31.83%

Total held-to-maturity securities	$744,440	$1,128	$(24,031)	$721,537	100.00%

The weighted-average yield (TE) on the total investment portfolio at September 30, 2019 was 2.56% with a weighted-average life of 3.6 years. This compares to a weighted-average yield of 2.55% at December 31, 2018 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
Approximately 89% of the securities in the total investment portfolio, at September 30, 2019, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of September 30, 2019, approximately $80.2 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 11% of the total investment portfolio, are predominately AA or higher rated securities.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability to hold and do not have the intent to sell these securities. As such, management does not deem these securities to be other-than-temporarily-impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 —
Investment Securities
of the notes to the unaudited condensed consolidated financial statements. Economic trends or market interest rates may adversely affect the value of the portfolio of investment securities that we hold.

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$2	$-	$127,904	$(1,341)	$127,906	$(1,341)
CMO/REMIC - residential	122,595	(156)	39,498	(180)	162,093	(336)
Municipal bonds	-	-	564	(1)	564	(1)

Total available-for-sale securities	$122,597	$(156)	$167,966	$(1,522)	$290,563	$(1,678)

Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$19,923	$(170)	$19,923	$(170)
Residential mortgage-backed securities	5,021	(3)	-	-	5,021	(3)
CMO	-	-	178,297	(1,467)	178,297	(1,467)
Municipal bonds	3,037	(5)	32,217	(553)	35,254	(558)

Total held-to-maturity securities	$8,058	$(8)	$230,437	$(2,190)	$238,495	$(2,198)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Residential mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC - residential	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Residential mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

Loans
Prior to April 1, 2019, our loans and lease finance receivables consisted of purchase credit impaired (“PCI”) loans associated with the acquisition of San Joaquin Bank (“SJB”) on October 16, 2009, and loans and lease finance receivables excluding PCI loans
(“Non-PCI
loans”). The PCI loans are more fully discussed in Note 3 –
Summary of Significant Accounting Policies
, included in our Annual Report on Form
10-K
for the year ended December 31, 2018. At September 30, 2019 and December 31, 2018, the remaining discount associated with the PCI loans was zero and our total gross PCI loan portfolio represented less than 0.2% of total gross loans and leases at September 30, 2019 and December 31, 2018. Beginning with June 30, 2019, PCI loans were accounted for and combined with
Non-PCI
loans and were reflected in total loans and lease finance receivables.
Total loans and leases, net of deferred fees and discounts, of $7.49 billion at September 30, 2019 decreased by $270.2 million, or 3.48%, from December 31, 2018. The decrease in total loans included a $89.2 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. The decrease in total loans included declines of $81.1 million in commercial and industrial loans, $33.0 million in commercial real estate loans, $31.7 million in SBA loans, $18.0 million in SFR mortgage loans, and $11.5 million in consumer and other loans. The decline in these loan categories was generally the result of increased competition for new loan originations and higher levels of loan prepayments, including loans acquired from the recent CB merger.
The following table presents our loan portfolio by type as of the dates presented.
Distribution of Loan Portfolio by Type

	September 30, 2019	December 31, 2018
	Total Loans and Leases	Non-PCI Loans and Leases	PCI Loans	Total Loans and Leases
		(Dollars in thousands)
Commercial and industrial	$921,678	$1,002,209	$519	$1,002,728
SBA	319,571	350,043	1,258	351,301
Real estate:
Commercial real estate	5,375,668	5,394,229	14,407	5,408,636
Construction	119,931	122,782	-	122,782
SFR mortgage	278,644	296,504	145	296,649
Dairy & livestock and agribusiness	311,229	393,843	700	394,543
Municipal lease finance receivables	54,468	64,186	-	64,186
Consumer and other loans	117,128	128,429	185	128,614

Gross loans	7,498,317	7,752,225	17,214	7,769,439
Less: Deferred loan fees, net	(3,866)	(4,828)	-	(4,828)

Gross loans, net of deferred loan fees	7,494,451	7,747,397	17,214	7,764,611
Less: Allowance for loan losses	(68,672)	(63,409)	(204)	(63,613)

Total loans and lease finance receivables	$7,425,779	$7,683,988	$17,010	$7,700,998

As of September 30, 2019, $245.6 million, or 4.57% of the total commercial real estate loans included loans secured by farmland, compared to $231.0 million, or 4.27%, at December 31, 2018. The loans secured by farmland included $130.4 million for loans secured by dairy & livestock land and $115.1 million for loans secured by agricultural land at September 30, 2019, compared to $126.9 million for loans secured by dairy & livestock land and $104.1 million for loans secured by agricultural land at December 31, 2018. As of September 30, 2019, dairy & livestock and agribusiness loans of $311.2 million were comprised of $251.3 million for dairy & livestock loans and $60.0 million for agribusiness loans, compared to $340.5 million for dairy & livestock loans and $54.0 million for agribusiness loans at December 31, 2018.
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
As of September 30, 2019, the Company had $170.9 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment representing 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2019, the Company had $148.7 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.
As of September 30, 2019, the Company had $119.9 million in construction loans. This represents 1.60% of total gross loans held-for-investment.
Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at September 30, 2019.
Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment
commercial real estate loans, by region as of September 30, 2019.

	September 30, 2019
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,301,874	44.0%	$2,267,332	42.2%
Central Valley	1,112,079	14.8%	879,344	16.3%
Orange County	1,008,152	13.5%	665,360	12.4%
Inland Empire	976,892	13.0%	853,110	15.9%
Central Coast	420,226	5.6%	343,152	6.4%
San Diego	227,235	3.0%	129,115	2.4%
Other California	140,005	1.9%	70,640	1.3%
Out of State	311,854	4.2%	167,615	3.1%

	$7,498,317	100.0%	$5,375,668	100.0%

The table below breaks down our commercial real estate portfolio.

	September 30, 2019
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
		(Dollars in thousands)
Commercial real estate:
Industrial	$1,890,465	35.2%	54.6%	$1,430
Office	921,565	17.1%	26.9%	1,506
Retail	800,406	14.9%	13.1%	1,707
Multi-family	577,700	10.7%	0.5%	1,596
Medical	279,805	5.2%	45.3%	1,829
Secured by farmland (2)	245,574	4.6%	100.0%	2,030

Other (3)	660,153	12.3%	50.7%	1,423

Total commercial real estate	$5,375,668	100.0%	39.0%	1,535

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

(2)	The loans secured by farmland included $130.4 million for loans secured by dairy & livestock land and $115.1 million for loans secured by agricultural land at September 30, 2019.

(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

Nonperforming Assets
The following table provides information on nonperforming assets as of the dates presented.

	September 30, 2019	December 31, 2018 (1)
	(Dollars in thousands)
Nonaccrual loans	$6,363	$16,442
Troubled debt restructured loans (nonperforming)	249	3,509
OREO, net	9,450	420

Total nonperforming assets	$16,062	$20,371

Troubled debt restructured performing loans	$3,168	$3,594

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.21%	0.26%
Percentage of nonperforming assets to total assets	0.14%	0.18%

(1)	Excludes PCI loans.

At September 30, 2019, loans classified as impaired totaled $9.8 million, or 0.13% of total gross loans, compared to $23.5 million, or 0.30% of total loans at December 31, 2018. At September 30, 2019, impaired loans resulting from troubled debt restructures represented $3.4 million, of which $249,000 were nonperforming and $3.2 million were performing.
Of the $9.8 million total impaired loans as of September 30, 2019, $6.9 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within one year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate was $2.9 million.
Troubled Debt Restructurings (“TDRs”)
Total TDRs were $3.4 million at September 30, 2019, compared to $7.1 million at December 31, 2018. At September 30, 2019, we had $249,000 in nonperforming TDR loans and $3.2 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms. We have not restructured loans into multiple loans in what is typically referred to as an “A/B” note structure, where normally the “A” note meets current underwriting standards and the “B” note is typically immediately charged off upon restructuring.

The following table provides a summary of TDRs as of the dates presented.

	September 30, 2019		December 31, 2018
	Balance	Number of Loans	Balance	Number of Loans
		(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$88	2	$135	2
SBA	542	1	575	1
Real Estate:
Commercial real estate	417	1	472	1
Construction	-	-	-	-
SFR mortgage	2,121	8	2,412	9
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$3,168	12	$3,594	13

Nonperforming TDRs:
Commercial and industrial	$1	1	$21	1
SBA	-	-	-	-
Real Estate:
Commercial real estate	-	-	3,143	1
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	-	-	78	1
Consumer and other	248	1	267	1

Total nonperforming TDRs	$249	2	$3,509	4

Total TDRs	$3,417	14	$7,103	17

At September 30, 2019, there was no allowance for loan losses specifically allocated to TDRs. At December 31, 2018, $490,000 of the allowance for loan losses was specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the nine months ended September 30, 2019 were $78,000, compared to no charge-offs for the same period of 2018.

Nonperforming Assets and Delinquencies
The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$1,550	$1,993	$8,388	$7,490	$3,026
SBA	2,706	5,082	4,098	2,892	3,005
Real estate:
Commercial real estate	1,083	1,095	1,134	6,068	5,856
Construction	-	-	-	-	-
SFR mortgage	888	2,720	2,894	2,937	2,961
Dairy & livestock and agribusiness	-	-	-	78	775
Consumer and other loans	385	397	477	486	807

Total	$6,612	$11,287	$16,991	$19,951	$16,430

% of Total gross loans	0.09%	0.15%	0.22%	0.26%	0.22%

Past due 30-89 days:
Commercial and industrial	$756	$310	$369	$909	$274
SBA	303	-	601	1,307	123
Real estate:
Commercial real estate	368	-	124	2,789	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	285	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	22	101	-	98

Total	$1,427	$332	$1,195	$5,290	$495

% of Total gross loans	0.02%	0.004%	0.02%	0.07%	0.01%

OREO:
SBA	$444	$-	$-	$-	$-
Real estate:
Commercial real estate	2,275	2,275	2,275	-	-
SFR mortgage	6,731	-	-	420	420

Total	$9,450	$2,275	$2,275	$420	$420

Total nonperforming, past due, and OREO	$17,489	$13,894	$20,461	$25,661	$17,345

% of Total gross loans	0.23%	0.18%	0.27%	0.33%	0.23%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $6.6 million at September 30, 2019, or 0.09% of total loans. Total nonperforming loans at September 30, 2019 included $4.5 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $20.0 million, or 0.26% of total loans, at December 31, 2018 and $16.4 million, or 0.22%, of total loans, at September 30, 2018. The $4.7 million decrease in nonperforming loans quarter-over-quarter was primarily due to a $2.4 million decrease in nonperforming SBA loans, a $1.8 million decrease in nonperforming SFR mortgage loans, and a $443,000 decrease in nonperforming commercial and industrial loans.
At September 30, 2019, we had three OREO properties with a carrying value of $9.5 million, compared to one OREO property with a carrying value of $420,000 at both December 31, 2018 and September 30, 2018. During the first quarter of 2019, we sold one OREO property, realizing a net gain on sale of $105,000. There were three additions to OREO for the nine months ended September 30, 2019.
Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a specific borrower’s ability to pay or the value of our collateral. See “
Risk Management – Credit Risk Management
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
The allowance for loan losses totaled $68.7 million as of September 30, 2019, compared to $63.6 million as of December 31, 2018 and $60.0 million as of September 30, 2018. The allowance for loan losses was increased by a $5.0 million loan loss provision and $59,000 in net recoveries for the nine months ended September 30, 2019. This compares to a $1.5 million loan loss provision recapture, offset by net recoveries of $1.9 million for the same period of 2018.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and recapture of provision for loan losses for the periods presented.

	As of and For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$ 63,613	$ 59,585
Charge-offs:
Commercial and industrial	(48)	-
SBA	(295)	(257)
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	(78)	-
Consumer and other loans	(7)	(10)

Total charge-offs	(428)	(267)

Recoveries:
Commercial and industrial	253	81
SBA	9	15
Commercial real estate	-	-
Construction	9	1,945
SFR mortgage	191	-
Dairy & livestock and agribusiness	19	19
Consumer and other loans	6	129

Total recoveries	487	2,189

Net recoveries	59	1,922
Provision for (recapture of) loan losses	5,000	(1,500)

Allowance for loan losses at end of period	$ 68,672	$ 60,007

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$ 8,959	$ 6,306
Estimated fair value of reserve for unfunded loan commitment assumed from Community Bank	-	2,903
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$ 8,959	$ 9,209

Reserve for unfunded loan commitments to total unfunded loan commitments	0.55%	0.54%

Amount of total loans at end of period (1)	$ 7,494,451	$ 7,582,459
Average total loans outstanding (1)	$ 7,571,502	$ 5,312,558

Net recoveries to average total loans	0.00%	0.04%
Net recoveries to total loans at end of period	0.00%	0.03%
Allowance for loan losses to average total loans	0.91%	1.13%
Allowance for loan losses to total loans at end of period	0.92%	0.79%
Net recoveries to allowance for loan losses	0.09%	3.20%
Net recoveries to provision for (recapture of) loan losses	1.18%	-128.13%

(1)	Includes PCI loans and is net of deferred loan origination fees, costs and discounts.

Specific allowance:
For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC
310-10.
If the measured value of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $540,000 (0.79%), $561,000 (0.88%) and $83,000 (0.14%) of the total allowance as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.
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
There have been no material changes to the Bank’s ALLL methodology during the first nine months of 2019. The ALLL balance increased during the first nine months of 2019 by $5.0 million in provision for loan losses and a net recovery of loans of $59,000. The Bank determined that the ALLL balance of $68.7 million was appropriate and the result of the net effect of additional requirements related to loan growth experienced during the nine month period within the commercial and industrial and commercial real estate segments of the non-acquired
loan portfolio, modest increase in certain qualitative loss factors and reduced reserve requirements for the continued but moderate reductions in the historical loss rates for predominately all portfolio segments. The ALLL balance also increased as a result of reserve requirements for acquired loan portfolios that exceeded remaining unaccreted fair value credit discounts.
While we believe that the allowance at September 30, 2019 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits.
Total deposits were $8.79 billion at September 30, 2019. This represented a decrease of $33.2 million, or 0.38%, over total deposits of $8.83 billion at December 31, 2018. The composition of deposits is summarized as of the dates presented in the table below.

	September 30, 2019		December 31, 2018

	Balance	Percent	Balance	Percent

	(Dollars in thousands)

Noninterest-bearing deposits	$5,385,104	61.23%	$5,204,787	58.96%
Interest-bearing deposits
Investment checking	433,615	4.93%	460,972	5.22%
Money market	2,110,780	24.00%	2,236,018	25.33%
Savings	403,108	4.59%	393,769	4.46%
Time deposits	461,723	5.25%	531,944	6.03%

Total deposits	$8,794,330	100.00%	$8,827,490	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $5.39 billion at September 30, 2019, representing an increase of $180.3 million, or 3.46%, from noninterest-bearing deposits of $5.20 billion at December 31, 2018. Noninterest-bearing deposits represented 61.23% of total deposits for September 30, 2019, compared to 58.96% of total deposits for December 31, 2018.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $2.95 billion at September 30, 2019, representing a decrease of $143.3 million, or 4.63%, from savings deposits of $3.09 billion at December 31, 2018.
Time deposits totaled $461.7 million at September 30, 2019, representing a decrease of $70.2 million, or 13.20%, from total time deposits of $531.9 million for December 31, 2018.
Borrowings
In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 4.61% for the third quarter of 2019, compared to 5.35% for the same period of 2018.
We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of September 30, 2019 and December 31, 2018, total funds borrowed under these agreements were $407.9 million and $442.3 million, respectively, with a weighted average interest rate of 0.57% and 0.39%, respectively.
We had $4.9 million in other borrowings at September 30, 2019, compared to $280.0 million at December 31, 2018.
At September 30, 2019, $5.91 billion of loans and $1.46 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations
The following table summarizes the aggregate contractual obligations as of September 30, 2019.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$8,794,330	$8,674,968	$107,752	$3,251	$8,359
Customer repurchase agreements (1)	407,850	407,850	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	23,305	723	1,356	807	20,419
Operating leases	23,533	7,349	9,905	4,297	1,982
Affordable housing investment	6,242	4,167	1,984	55	36

Total	$9,281,034	$9,095,057	$120,997	$8,410	$56,570

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.
Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.
At September 30, 2019, we had $4.9 million in other borrowings compared to $280.0 million at December 31, 2018, and $30.0 million at September 30, 2018.
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
operating leases. Refer to Note 12 —
Leases
of the notes to the Company’s unaudited condensed consolidated financial statements for a more detailed discussion about leases.

Off-Balance
Sheet Arrangements
The following table summarizes the
off-balance
sheet items at September 30, 2019.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$951,334	$695,927	$160,214	$7,333	$87,860
SBA	410	60	4	-	346
Real estate:
Commercial real estate	253,648	48,533	86,165	100,747	18,203
Construction	80,342	63,445	13,697	-	3,200
SFR Mortgage	6,998	5,006	-	-	1,992
Dairy & livestock and agribusiness (1)	151,947	81,488	70,254	205	-
Consumer and other loans	139,059	17,430	7,036	4,894	109,699

Total commitment to extend credit	1,583,738	911,889	337,370	113,179	221,300
Obligations under letters of credit	50,244	41,383	8,613	248	-

Total	$1,633,982	$953,272	$345,983	$113,427	$221,300

(1)	Total commitments to extend credit to agribusiness were $13.3 million at September 30, 2019.

As of September 30, 2019, we had commitments to extend credit of approximately $1.58 billion, and obligations under letters of credit of $50.2 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance
sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company had a reserve for unfunded loan commitments of $9.0 million as of September 30, 2019 and December 31, 2018 included in other liabilities.
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
The Company’s total equity was $1.97 billion at September 30, 2019. This represented an increase of $115.7 million, or 6.25%, from total equity of $1.85 billion at December 31, 2018. This increase was due to $156.5 million in net earnings, a $30.4 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our investment securities portfolio, and $4.5 million for various stock based compensation items. This was offset by $75.7 million in cash dividends declared by the Company during the first nine months of 2019.
During the third quarter of 2019, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
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
plan originally adopted in November, 2018 and subsequently amended in July, 2019. For the nine months ended September 30, 2019, the Company repurchased 905 shares of CVB common stock outstanding under this program. As of September 30, 2019, we have 9,577,012 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2019, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1.
Business — Capital Adequacy Requirements
” as described in our Annual Report on Form
10-K
for the year ended December 31, 2018.
At September 30, 2019, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			September 30, 2019		December 31, 2018
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	5.00%	12.23%	12.09%	10.98%	10.90%
Common equity Tier I capital ratio	4.50%	6.50%	14.64%	14.75%	13.04%	13.22%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.93%	14.75%	13.32%	13.22%
Total risk-based capital ratio	8.00%	10.00%	15.83%	15.65%	14.13%	14.03%

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
Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period
due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $8.79 billion at September 30, 2019 decreased $33.2 million, or 0.38%, over total deposits of $8.83 billion at December 31, 2018.
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
CVB is a holding company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank to CVB. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or CVB to pay dividends or make other distributions. For the Bank, sources of funds include principal payments on loans and investments, growth in deposits, FHLB advances, and other borrowed funds. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and noninterest expenses.
Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2019 and 2018. For further details see our “
Condensed Consolidated Statements of Cash Flows
(Unaudited)” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)

Average cash and cash equivalents	$237,244	$237,817
Percentage of total average assets	2.10%	2.69%

Net cash provided by operating activities	$147,410	$116,564
Net cash provided by investing activities	538,256	874,202
Net cash used in financing activities	(412,066)	(940,668)

Net increase in cash and cash equivalents	$273,600	$50,098

Average cash and cash equivalents decreased by $573,000, or 0.24%, to $237.2 million for the nine months ended September 30, 2019, compared to $237.8 million for the same period of 2018.
At September 30, 2019, cash and cash equivalents totaled $437.5 million. This represented an increase of $243.1 million, or 124.99%, from $194.5 million at September 30, 2018.
Interest Rate Sensitivity Management
During periods of changing interest rates, the ability to
re-price
interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in our service area. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk and economic value of equity (EVE) at risk. Net interest income at risk sensitivity captures asset and liability re-pricing
mismatches and is considered a shorter term measure, while EVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities or estimated durations and is considered a longer term measure.
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
one-year
and
two-year
cumulative time horizon.
The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year
horizon assuming no balance sheet growth, given a 200 basis point upward and either a 100 or 200 basis point downward shift in interest rates depending on the level of current market rates. The simulation model uses a parallel yield curve shift that ramps rates up or down on a pro rata basis over the
12-month
and
24-month
time horizon.
The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

Estimated Net Interest Income Sensitivity (1)
	September 30, 2019			December 31, 2018
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	4.50%	8.70%	+ 200 basis points	3.80%	7.40%
- 100 basis points	-2.30%	-5.00%	- 200 basis points	-5.29%	-10.26%

(1)	Percentage change from base.

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing
risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At September 30, 2019 and December 31, 2018, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.
Economic Value of Equity Sensitivity

Instantaneous Rate Change	September 30, 2019	December 31, 2018

100 bp decrease in interest rates	-19.6%	-10.2%
100 bp increase in interest rates	13.3%	5.8%
200 bp increase in interest rates	23.3%	10.3%
300 bp increase in interest rates	31.0%	13.8%
400 bp increase in interest rates	37.1%	16.6%

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
” included in Item 2 “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2018. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.
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
During the fiscal quarter ended September 30, 2019, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
plan originally adopted in November, 2018 and subsequently amended in July, 2019. For the three months ended September 30, 2019, the Company repurchased 905 shares of CVB common stock outstanding under this program. As of September 30, 2019, we have 9,577,012 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs
July 1 - 31, 2019	-	$-	9,577,917
August 1 - 31, 2019	584	20.03	9,577,333
September 1 - 30, 2019	321	20.03	9,577,012

Total	905	20.03	9,577,012

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.   OTHER INFORMATION
None
ITEM 6.   EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Retirement and Consulting Agreement for Christopher D. Myers, dated July 17, 2019† (1)
10.2	Amendment to Employment Agreement for Christopher D. Myers, dated July 17, 2019† (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

†	Indicates a management contract or compensation plan.

(1)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 19, 2019.

(2)	Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on July 19, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: November 12, 2019

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

74