Form 10-K
period 2019-12-31
CVB FINANCIAL CORP
filed 2020-03-02
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934.
For the fiscal year ended
December 31, 2019
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934.
For the transition period from

to

Commission file number:
000-10140

CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 N. Haven Avenue, Suite 350 Ontario, California	91764
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(909) 980-4030
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	CVBF	NASDAQ Stock Market, LLC
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
12b-2
of the Act).    Yes

☐
    No
☒
As of June 30, 201
9
, the aggregate market value of the common stock held by
non-affiliates
of the registrant was approximately $2,790,086,587.
Number of shares of common stock of the registrant outstanding as of February 1
4
, 20
20
: 140,108,098.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2019	Part III of Form 10-K

CVB FINANCIAL CORP.
2019 ANNUAL REPORT ON FORM
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
These forward-looking statements relate to, among other things, anticipated future operating and financial performance, the allowance for loan losses, our financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision and statements relating to any of the foregoing. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:
•	local, regional, national and international economic and market conditions and political events and the impact they may have on us, our customers and our assets and liabilities;

•	our ability to attract deposits and other sources of funding or liquidity;

•	supply and demand for commercial or residential real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend;

•	a sharp or prolonged slowdown or decline in real estate construction, sales or leasing activities;

•	changes in the financial performance and/or condition of our borrowers, depositors, key vendors or counterparties;

•	changes in our levels of delinquent loans, nonperforming assets, allowance for loan losses and charge-offs;

•	the costs or effects of mergers, acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits associated with any such mergers, acquisitions or dispositions;

•	the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, allowance for loan losses, consumer, commercial or secured lending, securities and securities trading and hedging, bank operations, compliance, fair lending, the Community Reinvestment Act, employment, executive compensation, insurance, cybersecurity, vendor management and information security) with which we and our subsidiaries must comply or believe we should comply or which may otherwise impact us;

•	the effects of additional legal and regulatory requirements to which we have or will become subject as a result of our total assets exceeding $10 billion, which first occurred in the third quarter of 2018 due to the closing of our merger transaction with Community Bank;

•	changes in estimates of future reserve requirements and minimum capital requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including changes in the Basel Committee framework establishing capital standards for bank credit, operations and market risk;

•	the accuracy of the assumptions and estimates and the absence of technical error in implementation or calibration of models used to estimate the fair value of financial instruments or incurred or currently expected credit losses or delinquencies;

•	inflation, changes in market interest rate, securities market and monetary fluctuations;

•	changes in government or bank-established interest rates, reference rates (including the anticipated phase-out of LIBOR) or monetary policies;

•	changes in the amount, cost and availability of deposit insurance;

•	disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access and /or communications facilities;

•	cyber incidents, or theft or loss of Company, customer or employee data or money;

•	political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, the effects of pandemic diseases (including the novel coronavirus), climate change or extreme weather events, that affect electrical, environmental, computer servers, and communications or other services we use or that affect our assets, customers, employees or third parties with whom we conduct business;

•	our timely development and acceptance of new banking products and services and the perceived overall value of these products and services by our customers and potential customers;

•	the Company’s relationships with and reliance upon vendors with respect to certain of the Company’s key internal and external systems and applications and controls;

•	changes in commercial or consumer spending, borrowing and savings preferences or behaviors;

•	technological changes and the expanding use of technology in banking (including the adoption of mobile banking, funds transfer applications, electronic marketplaces for loans, blockchain technology and other banking products, systems or services);

•	our ability to retain and increase market share, retain and grow customers and control expenses;

•	changes in the competitive environment among banks and other financial service and technology providers;

•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;

•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions or on the Company’s assets and customers;

•	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;

•	the effect of changes in accounting policies and practices, as may be adopted from time-to-time
by the principal regulatory agencies with jurisdiction over the Company, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters;

•	changes in our organization, management, compensation and benefit plans, and our ability to retain or expand or contract our workforce, management team, key executive positions and/or board of directors;

•	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including any securities, bank operations, financial product, consumer or employee class action litigation);

•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;

•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DBO; and

•	our success at managing the risks involved in the foregoing items and all other factors set forth in the Company’s public reports and releases.

For additional information concerning risks we face, see “Item 1A.
Risk Factors
” and any additional information we set forth in our periodic reports filed pursuant to the Exchange Act, including our Annual Report on Form
10-K.
We do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances arising after the date of such statements, except as required by law. Any statements about future operating results, such as those concerning accretion and dilution to the Company’s earnings or shareholders, are for illustrative purposes only, are not forecasts, and actual results may differ.

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
Business — Regulation and Supervision — Dividends
.” As of December 31, 2019, the Company had $11.28 billion in total consolidated assets, $7.50 billion in net loans, $8.70 billion in deposits, and $1.99 billion in shareholders’ equity.
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
The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909)
980-4030.
Citizens Business Bank
The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2019, the Bank had $11.28 billion in assets, $7.50 billion in net loans, $8.74 billion in deposits, and $2.00 billion in total equity.
As of December 31, 2019, there were 58 Banking Centers (“Centers”) located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. We also have one loan production office in Modesto, California
We also have three trust offices located in Ontario, Newport Beach and Pasadena. These offices serve as sales offices for the Bank’s wealth management, trust and investment products.
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
Legislation and Regulatory Developments
The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. On February 3, 2017 the President of the United States issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017, October 26, 2017 and July 31, 2018, respectively, the United States Department of the Treasury issued four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries, around the following principles:
•	Improving regulatory efficiency and effectiveness by critically evaluating mandates and regulatory fragmentation, overlap, and duplication across regulatory agencies;

•	Aligning the financial system to help support the U.S. economy;
•	Reducing regulatory burden by decreasing unnecessary complexity;
•	Tailoring the regulatory approach based on size and complexity of regulated firms and requiring greater regulatory cooperation and coordination among financial regulators;
•	Aligning regulations to support market liquidity, investment, and lending in the U.S. economy; and
•	Creating a regulatory landscape that better supports nonbank financial institutions, embraces financial technology and fosters innovation.
•	The scope and breadth of regulatory changes that will be implemented in response to the President’s executive order have not yet been determined.
Capital Adequacy Requirements
Bank holding companies and banks are subject to similar regulatory capital requirements administered by state and federal banking agencies. The current capital rule changes (the “Current Capital Rules”) adopted by the federal bank regulatory agencies, which were fully effective on January 1, 2015, have been fully phased in. The risk-based capital guidelines for bank holding companies, and additionally for banks, require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance
sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance
sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-adjusted assets and off-balance
sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.
Regulatory Capital and Risk-weighted Assets
The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the DBO monitor the capital adequacy of our Bank. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve, FDIC or DBO may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.
Under the Basel III Capital Rules, the Company’s and the Bank’s assets, exposures and certain off-balance
sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Company and the Bank:
•	Tier 1 Leverage Ratio , equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions).
•
CET1 Risk-Based Capital Ratio
, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets and certain deferred tax assets. Certain of these adjustments and deductions were subject to phase-in
periods that began on January 1, 2015 and ended on January 1, 2018. The last phase of the Basel III Capital Rules’ transition provisions relating to capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital was delayed for certain bank holding companies and banks, including us and the

Bank, but a revised rule was finalized in July 2019 that will be effective in April 2020. Hybrid securities, such as trust preferred securities, generally are excluded from being counted as Tier 1 capital. However, for bank holding companies like us that have less than $15 billion in total consolidated assets, certain trust preferred securities were grandfathered in as a component of Tier 1 capital. In addition, because we are not an advanced approach banking organization, we were permitted to make a one-time
permanent election to exclude accumulated other comprehensive income items from regulatory capital. We made this election in order to avoid significant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our Bank’s available-for-sale
securities portfolio.
•
Tier 1 Risk-Based Capital Ratio
, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.
•
Total Risk-Based Capital Ratio
, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the charts below. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.
In addition to meeting the minimum capital requirements, under the Basel III Capital Rules, the Company and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in
period ended on January 1, 2019, and the Capital Conservation Buffer is now at its fully phased-in
level of 2.5%.
The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer.

The table below summarizes the capital requirements that the Company and the Bank must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the Capital Conservation Buffer):

Minimum Basel III Regulatory Capital Ratio Plus Capital Conservation Buffer
Effective January 1, 2019
CET1 risk-based capital ratio	7.0%
Tier 1 risk-based capital ratio	8.5%
Total risk-based capital ratio	10.5%
As of December 31, 2019, the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and Bank’s capital ratios as of December 31, 2019, see Note 18 —
Regulatory Matters
of the notes to the consolidated financial statements.
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
Volcker Rule
In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2019 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

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
Dividends
It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, a bank holding company may be unable to pay dividends on its common stock if it fails to maintain an adequate capital conservation buffer under the Current Capital Rules.
The Bank is a legal entity that is separate and distinct from its holding company. CVB relies on dividends received from the Bank for use in the operation of the Company and the ability of CVB to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The Current Capital Rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved. See “Capital Adequacy Requirements”.
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
Cybersecurity and Data Breaches
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, notably including California where we conduct substantially all our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states have also recently implemented or modified their data breach notification and data privacy requirements including California which adopted the California Consumer Privacy Act in 2018 and New York which adopted the Shield Act in 2019. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where nearly all our customers are located.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. In addition, to the extent we experience any data breaches, we may become subject to governmental fines or enforcement actions as well as potential liability arising out of governmental or private litigation. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and data breaches.
Operations and Consumer Compliance Laws
The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the California Consumer Privacy Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act ,
CAN-SPAM
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
As a result of our acquisition of CB, we became subject to the interchange fee cap on July 1, 2019. The interchange fee cap did not have a material impact on our noninterest income.
Commercial Real Estate Concentration Limits
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2019, the Bank’s total CRE loans and unfunded loan commitments represented 265% of its capital.
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
The foregoing description of the impact of the Tax Reform Act on us should be read in conjunction with Note 11 —
Income Taxes
of the notes to consolidated financial statements for more information.
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
10-K.
Executive Officers of the Company
The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	57
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	52
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	63
David A. Brager	Executive Vice President and Sales Division Manager of the Bank	52
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	52
Richard H. Wohl	Executive Vice President and General Counsel	61
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	63
Mr. Myers
assumed the position of President and Chief Executive Officer of the Company and the Bank on August 1, 2006. Prior to that, Mr. Myers served as Chairman of the Board and Chief Executive Officer of Mellon First Business Bank from 2004 to 2006. From 1996 to 2003, Mr. Myers held several management positions with Mellon First Business Bank, including Executive Vice President, Regional Vice President, and Vice President/Group Manager. As previously announced on July 18, 2019, Mr. Myers will be retiring effective March 15, 2020. After March 15, 2020, Mr. Myers will remain as a consultant through December 31, 2020 to facilitate a smooth and orderly transition to the next Chief Executive Officer.
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
Mr. Brager
assumed the position of Executive Vice President and Sales Division Manager of the Bank on November 22, 2010. From 2007 to 2010, he served as Senior Vice President and Regional Manager of the Central Valley Region for the Bank. From 2003 to 2007, he served as Senior Vice President and Manager of the Fresno Business Financial Center for the Bank. From 1997 to 2003, Mr. Brager held management positions with Westamerica Bank. As previously announced on February 19, 2020, Mr. Brager was appointed as the Company’s Chief Executive Officer, effective March 16, 2020. In addition, Mr. Brager has been appointed to the respective Board of Directors of CVB and the Bank.
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
We may be required to make additional provisions for credit losses and charge-off
additional loans in the future, which could adversely affect our results of operations
For the year ended December 31, 2019, we recorded $5.0 million in loan loss provision. During 2019 we experienced charge-offs of $454,000 and recoveries of $501,000. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. As of December 31, 2019, we had $5.37 billion in commercial real estate loans, $116.9 million in construction loans, and $283.5 million in single-family residential mortgages. Although the U.S. economy has emerged from a prior period of severe recession followed by slower than normal growth, business activity and real estate values continue to grow more slowly than in past economic recoveries, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.
Dairy & livestock and agribusiness lending presents unique credit risks.
As of December 31, 2019, approximately 5.1% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2019, we had $383.7 million in dairy & livestock and agribusiness loans, including $323.5 in dairy & livestock loans, $60.2 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.
The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”), “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity
debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will affect how we determine our allowance under CECL. Moreover, the Company may experience more volatility in the level of our allowance for loan losses.
We established a company-wide, cross-functional governance structure for implementation of this ASU. We performed parallel testing, including multiple iterations of our overall allowance process. Management assessed the potential impact of this standard on our consolidated financial statements and we do not currently expect adoption of this ASU to have a material impact on our allowance for credit losses.

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
The Bank maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2019 was $2.41 billion, of which $1.74 billion is available for sale. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.
Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance
A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2019 our balance sheet was positioned with an asset sensitive bias over both a one and two-year
horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

We may be adversely impacted by the transition from LIBOR as a reference rate
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“
LIBOR
”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
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
Under the Dodd-Frank Act, our assessment base for federal deposit insurance changed from the amount of insured deposits to consolidated average assets less tangible capital to a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings, which are ratings ascribed under the CAMELS supervisory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site
examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.
In addition, all financial institutions with total assets exceeding $10 billion, such as us, are required to centrally clear their derivative trades through a central clearing house. This regulatory requirement imposed additional compliance costs on our business.

Further, we have been affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.
As a result of the above, deposit insurance assessments and expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease.
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
Legal, Regulatory, Compliance and Reputational Risks
We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings
Our operations are subject to extensive regulation by federal, state and local governmental authorities and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. Current and future federal and state legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank and those adopted to facilitate data privacy, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees. The implementation of certain final Dodd-Frank rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of Dodd-Frank on us.
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
The impact of current capital rules imposed enhanced capital adequacy requirements on us and may materially affect our operations
We are subject to more stringent capital requirements. Pursuant to Dodd-Frank and to implement for U.S. banking institutions the principles of the international “Basel III” standards, the federal banking agencies have adopted a set of rules on minimum leverage and risk-based capital that will apply to both insured banks and their holding companies. These regulations were issued in July 2013, and have been phased in for the Bank and the Company beginning in 2016. The current capital rules, among other things:
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
The current capital rules, which have now been fully implemented, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our business, liquidity, financial condition and results of operations.
The new Basel
III-based
capital standards could limit our ability to pay dividends or make stock repurchases and our ability to compensate our executives with discretionary bonuses. Under the current capital standards, if our Common Equity Tier 1 Capital does not include the required “capital conservation buffer,” we will be prohibited from making distributions to our stockholders. The capital conservation buffer requirement, which is measured in addition to the minimum Common Equity Tier 1 capital of 4.5%, was phased in over four years, starting at 0.625% for 2016, and is now 2.5% for 2019 and subsequent years. Additionally, under the capital standards, if our Common Equity Tier 1 Capital does not include the “capital conservation buffer,” we will also be prohibited from paying discretionary bonuses to our executive employees. This may affect our ability to attract or retain employees, or alter the nature of the compensation arrangements that we may enter into with them.
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
below.
We may be subject to customer claims and legal actions pertaining to our ability to safeguard our customers’ information and the performance of our fiduciary responsibilities. Whether or not such customer claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None
ITEM 2.	PROPERTIES
The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Company.
As of December 31, 2019, the Bank occupied a total of 61 premises consisting of (i) 58 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California, (ii) three operation and technology centers, and (iii) one loan production office in Modesto, California. We own 16 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2020 through 2028, some with lease renewal options that could extend certain leases through 2039. All properties are located in Southern and Central California.
For additional information concerning properties, see Note 9 —
Premises and Equipment
of the Notes to the consolidated financial statements included in this report. See “Item 8 —
Financial Statements and Supplemental Data
.”
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
CVB’s common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” CVB had approximately 140,108,098 shares of common stock outstanding with 1,625 registered shareholders of record as of February 14, 2020.
For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to CVB, see “Item 1.
Business-Regulation and Supervision — Dividends
” and “Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow
.”
Issuer Purchases of Equity Securities
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock in the open market or in privately negotiated transactions. There is no expiration date for this repurchase program. During the three months ended December 31, 2019, the Company repurchased 47,577 shares of CVB common stock. As of December 31, 2019, we have 9,529,435 shares of CVB common stock available for repurchase under our common stock repurchase program.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs
October 1 - 31, 2019	47,577	$20.02	9,529,435
November 1 - 30, 2019	-	$-	9,529,435
December 1 - 31, 2019	-	$-	9,529,435

Total	47,577	$20.02	9,529,435

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
The following graph compares the yearly percentage change in CVB’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the peer group line depicted below). The graph assumes an initial investment of $100 on December 31, 2014, and reinvestment of dividends through December 31, 2019. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2014
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2019

Company/Market/Peer Group	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019

CVB Financial Corp.	100.00	108.65	150.44	158.10	139.16	153.37
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
Peer Group Index	100.00	106.03	146.50	167.78	135.06	168.89
Source: Research Data Group, Inc., www.researchdatagroup.com

ITEM 6.	SELECTED FINANCIAL DATA
The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)

Interest income	$457,850	$361,860	$287,226	$265,050	$261,513
Interest expense	22,078	12,815	8,296	7,976	8,571

Net interest income	435,772	349,045	278,930	257,074	252,942

Provision for (recapture of) loan losses	5,000	1,500	(8,500)	(6,400)	(5,600)
Noninterest income	59,042	43,481	42,118	35,552	33,483
Noninterest expense	198,740	179,911	140,753	136,740	140,659

Earnings before income taxes	291,074	211,115	188,795	162,286	151,366
Income taxes	83,247	59,112	84,384	60,857	52,221

NET EARNINGS	$207,827	$152,003	$104,411	$101,429	$99,145

Basic earnings per common share	$1.48	$1.25	$0.95	$0.94	$0.93

Diluted earnings per common share	$1.48	$1.24	$0.95	$0.94	$0.93

Cash dividends declared per common share	$0.72	$0.56	$0.54	$0.48	$0.48

Cash dividends declared on common shares	$100,940	$70,203	$59,483	$51,849	$51,040
Dividend pay-out ratio (1)	48.57%	46.19%	56.97%	51.12%	51.48%
Weighted average common shares:
Basic	139,757,355	121,670,113	109,409,301	107,282,332	105,715,247
Diluted	139,934,211	121,957,364	109,806,710	107,686,955	106,192,472
Common Stock Data:
Common shares outstanding at year end	140,102,480	140,000,017	110,184,922	108,251,981	106,384,982
Book value per share	$14.23	$13.22	$9.70	$9.15	$8.68
Financial Position:
Assets	$11,282,450	$11,529,153	$8,270,586	$8,073,707	$7,671,200
Investment securities available-for-sale	1,740,257	1,734,085	2,080,985	2,270,466	2,368,646
Investment securities held-to-maturity	674,452	744,440	829,890	911,676	850,989
Net loans (2)	7,495,917	7,700,998	4,771,046	4,333,524	3,957,781
Deposits	8,704,928	8,827,490	6,546,853	6,309,680	5,917,260
Borrowings	428,659	722,255	553,773	656,028	736,704
Junior subordinated debentures	25,774	25,774	25,774	25,774	25,774
Stockholders’ equity	1,994,098	1,851,190	1,069,266	990,862	923,399
Equity-to-assets ratio (3)	17.67%	16.06%	12.93%	12.27%	12.04%
Financial Performance:
Return on beginning equity	11.23%	14.22%	10.54%	10.98%	11.29%
Return on average equity (ROAE)	10.71%	11.00%	9.84%	10.26%	10.87%
Return on average assets (ROAA)	1.84%	1.60%	1.26%	1.26%	1.31%
Net interest margin, tax-equivalent (TE) (4)	4.36%	4.03%	3.63%	3.46%	3.62%
Efficiency ratio (5)	40.16%	45.83%	43.84%	46.73%	49.11%
Noninterest expense to average assets	1.76%	1.89%	1.70%	1.70%	1.86%
Credit Quality:
Allowance for loan losses	$68,660	$63,613	$59,585	$61,540	$59,156
Allowance/gross loans	0.91%	0.82%	1.23%	1.40%	1.47%
Total nonaccrual loans	$5,277	$19,951	$10,716	$7,152	$21,019
Nonaccrual loans/gross loans, net of deferred loan fees	0.07%	0.26%	0.22%	0.16%	0.52%
Allowance/nonaccrual loans	1301.12%	318.85%	556.04%	860.46%	281.44%
Net recoveries	$47	$2,528	$6,545	$8,784	$4,931
Net recoveries/average loans	0.001%	0.04%	0.14%	0.21%	0.13%
Regulatory Capital Ratios:
Company:
Tier 1 leverage ratio	12.33%	10.98%	11.88%	11.49%	11.22%
Common equity Tier 1 risk-based capital ratio	14.83%	13.04%	16.43%	16.48%	16.49%
Tier 1 risk-based capital ratio	15.11%	13.32%	16.87%	16.94%	16.98%
Total risk-based capital ratio	16.01%	14.13%	18.01%	18.19%	18.23%
Bank:
Tier 1 leverage ratio	12.19%	10.90%	11.77%	11.36%	11.11%
Common equity Tier 1 risk-based capital ratio	14.94%	13.22%	16.71%	16.76%	16.81%
Tier 1 risk-based capital ratio	14.94%	13.22%	16.71%	16.76%	16.81%
Total risk-based capital ratio	15.83%	14.03%	17.86%	18.01%	18.06%
(1)	Dividends declared on common stock divided by net earnings.
(2)	2015-2018 includes PCI loans.
(3)	Stockholders’ equity divided by total assets.
(4)	Net interest income (TE) divided by average interest-earning assets.
(5)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income. Also refer to “Noninterest Expense and Efficiency Ratio Reconciliation
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
Allowance for Loan Losses (“ALLL”)
— Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for loan losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for loan losses, see “Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management
” and Note 3 —
Summary of Significant Accounting Policies
and Note 6 —
Loans and Lease Finance Receivables and Allowance for Loan Losses
of our consolidated financial statements presented elsewhere in this report.
Business Combinations
— The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain would be recognized. Acquisition related costs are expensed as incurred. Refer to Note 4 —
Business Combinations
of our consolidated financial statements presented elsewhere in this report
.
Valuation and Recoverability of Goodwill
— Goodwill represented $663.7 million of our $11.28 billion in total assets as of December 31, 2019. The Company has one reportable segment. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed. Such events and circumstances may include among others, a significant adverse change in legal factors or in the general business climate, significant decline in our stock price and market capitalization, unanticipated competition, the testing for recoverability of a significant asset group within the reporting unit, and an adverse action or assessment by a regulating body. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
Based on the results of our annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reportable segment’s fair value exceeded its carrying amount. As of December 31, 2019, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reportable segment below its carrying amount. Note 3 —
Summary of Significant Accounting Policies
of our consolidated financial statements presented elsewhere in this report
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
Recently Issued Accounting Pronouncements but Not Adopted as of December 31, 2019

Standard	Description	Adoption Timing	Impact on Financial Statements
ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Issued June 2016
The FASB issued ASU No.
 2016-13,
“Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off- balance sheet credit exposures. This includes, but is not limited to, loans, leases,
1st Quarter 2020
We established a company-wide, cross-functional governance structure for implementation of this standard. We have developed a CECL allowance model that calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, macroeconomic variables and the associated economic outlook, as well as other key methodology assumptions. Those assumptions are based upon historical lifetime loss rate models segregated by three loan segments: Commercial and Industrial, Commercial Real Estate, and Consumer Retail. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, the ASU indicates management has the

Standard	Description	Adoption Timing	Impact on Financial Statements

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

opportunity to layer on current conditions and forecast adjustments to ensure that the life of loan loss rate reflects both the current state of the portfolio, and expectations for macroeconomic changes in the near future. We will utilize a single economic forecast that is based on probability weighted scenarios to incorporate macroeconomic uncertainty over a 2 or
3-year
forecast horizon. After the initial 2 to 3 year forecast horizon, we will use an input reversion methodology in the model structure to complete a reasonable and supportable forecast period for the life of the loan. We performed parallel testing, including multiple iterations of our overall allowance process. Initial model validation has been completed for the models. Management assessed the potential impact of this standard on our consolidated financial statements and management does not expect a material impact to our allowance for credit losses.

ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” Issued August 2018
The FASB issued ASU No.
 2018-13,
“Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No.
 2018-13
is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date.
		1st Quarter 2020	The adoption of this ASU will result in a slight modification of disclosures but will not have an impact on our consolidated financial statements.

Standard	Description	Adoption Timing	Impact on Financial Statements

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” Issued December 2019
The FASB issued ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions for: recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU
2019-12
is effective for interim and annual reporting periods beginning after December 15, 2020; early adoption is permitted.
		1st Quarter 2021	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

OVERVIEW
For the year ended December 31, 2019, we reported net earnings of $207.8 million, compared with $152.0 million for 2018. This represented a $55.8 million, or 36.73%, increase from the prior year. Diluted earnings per share were $1.48 for the year ended December 31, 2019, compared to $1.24 for 2018.
On August 10, 2018, we completed the acquisition of Community Bank (“CB”). Our financial statements for the year ended 2018 include 143 days of CB operations, post-merger. At close, Citizens Business Bank acquired $2.73 billion of loans. We also assumed $1.26 billion of noninterest-bearing deposits and $2.87 billion of total deposits.
At December 31, 2019, total assets of $11.28 billion decreased $246.7 million, or 2.14%, from total assets of $11.53 billion at December 31, 2018. Interest-earning assets of $10.03 billion at December 31, 2019 decreased $261.3 million, or 2.54%, when compared with $10.29 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $200.0 million decrease in total loans and a $63.8 million decrease in investment securities, partially offset by a $7.3 million increase in interest-earning balances due from the Federal Reserve. Our tax equivalent yield on interest-earnings assets was 4.58% for 2019, compared to 4.17% for 2018.
Total investment securities were $2.41 billion at December 31, 2019, a decrease of $63.8 million, or 2.57%, from $2.48 billion at December 31, 2018. At December 31, 2019, investment securities HTM totaled $674.5 million. At December 31, 2019, investment securities AFS totaled $1.74 billion, inclusive of a pre-tax
unrealized gain of $21.9 million. HTM securities declined by $70.0 million, or 9.40%, and AFS securities increased by $6.2 million, or 0.36%, from December 31, 2018. Our tax equivalent yield on investments was 2.50% for 2019, compared to 2.48% for 2018.
Total loans and leases, net of deferred fees and discount, of $7.56 billion at December 31, 2019, decreased by $200.0 million, or 2.58%, from $7.76 billion at December 31, 2018. The decrease in total loans included declines of $67.6 million in commercial and industrial loans, $46.3 million in SBA loans, $34.0 million in commercial real estate loans, $13.2 million in SFR loans, $10.8 million in dairy & livestock and agribusiness loans, $11.0 million in municipal lease finance receivables, and $12.3 million in consumer and other loans. The decline in these loan categories was generally the result of increased competition for new loan originations and higher levels of loan prepayments including a higher level of prepayment on loans from CB acquisition. Our yield on loans was 5.26% for the year ended December 31, 2019, compared to 4.97% for 2018. Interest income for yield adjustments related to discount accretion on acquired loans and nonrecurring nonaccrual interest paid was $30.8 million for 2019, compared to $16.9 million for 2018. Excluding the impact from discount accretion and nonaccrual interest paid, the yield on loans increased by 0.20%.
Noninterest-bearing deposits were $5.25 billion at December 31, 2019, an increase of $40.7 million, or 0.78%, compared to $5.20 billion at December 31, 2018. At December 31, 2019, noninterest-bearing deposits were 60.26% of total deposits, compared to 58.96% at December 31, 2018. Interest-bearing deposits of $3.46 billion declined by $163.3 million when compared to December 31, 2018. The cost of interest-bearing deposits for 2019 grew by 16 basis points but our overall cost of deposits of 0.20% increased by only seven basis points. This was due to the continued strength and concentration of noninterest-bearing deposits, which represented over 59% of total average deposits for 2019.
Customer repurchase agreements totaled $428.7 million at December 31, 2019, compared to $442.3 million at December 31, 2018. Our average cost of total deposits including customer repurchase agreements was 0.21% for 2019, compared to 0.14% for 2018.
At December 31, 2019, we had no short-term borrowings, compared to $280.0 million at December 31, 2018. At December 31, 2019, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2018. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. Our average cost of funds was 0.24% for 2019, compared to 0.16% for 2018.

The allowance for loan losses totaled $68.7 million at December 31, 2019, compared to $63.6 million at December 31, 2018. The allowance for loan losses was increased by $5.0 million in provision for loan losses and $47,000 in net recoveries. The allowance for loan losses was 0.91% and 0.82% of total loans and leases outstanding at December 31, 2019 and 2018, respectively. As of December 31, 2019, credit related discounts on acquired loans were $33.1 million.
Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of December 31, 2019, the Company’s Tier 1 leverage capital ratio totaled 12.33%, common equity Tier 1 ratio totaled 14.83%, Tier 1 risk-based capital ratio totaled 15.11%, and total risk-based capital ratio totaled 16.01%. Refer to our
Analysis of Financial Condition-Capital Resources
.
Recent Acquisitions
On August 10, 2018, we completed the acquisition of CB with approximately $4.09 billion in total assets and 16 banking centers. The total assets acquired from CB included $2.74 billion of acquired loans, net of an $82.7 million discount, $717.0 million of investment securities, and $70.9 million in bank-owned life insurance. The acquisition resulted in approximately $547.1 million of goodwill and $52.2 million in core deposit premium. At the close of the merger, the entire CB security portfolio was liquidated at fair market value, as was $297.6 million of FHLB term advances and $166.0 million of overnight borrowings assumed from CB. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The change in goodwill resulted from finalizing the fair value of impaired loans. The purchase price allocation was finalized in the second quarter of 2019. The consolidation of 10 banking centers was completed during the second quarter of 2019, in which four additional banking centers were consolidated into CBB banking centers.
We have included the financial results of the business combination in the consolidated statement of earnings and comprehensive income beginning on the acquisition date.
Business Segments
For the year ended December 31, 2017, we operated as two reportable segments: Banking Centers and Dairy & Livestock and Agribusiness. As a result of the Community Bank acquisition, along with changes in personnel, reporting structure, and operations, we re-evaluated
our segment reporting for the third quarter ended September 30, 2018.
As of December 31, 2018 and 2019, we operated as one reportable segment. The factors considered in making this determination included the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our key decision makers.

ANALYSIS OF THE RESULTS OF OPERATIONS
Financial Performance

					Variance
	For the Year Ended December 31,				2019		2018
	2019	2018	2017		$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$435,772	$349,045	$278,930		$86,727	24.85%	$70,115	25.14%
(Provision for) recapture of loan losses	(5,000)	(1,500)	8,500		(3,500)	-233.33%	(10,000)	-117.65%
Noninterest income	59,042	43,481	42,118		15,561	35.79%	1,363	3.24%
Noninterest expense	(198,740)	(179,911)	(140,753)		(18,829)	-10.47%	(39,158)	-27.82%
Income taxes	(83,247)	(59,112)	(84,384	)(1)	(24,135)	-40.83%	25,272	29.95%

Net earnings	$207,827	$152,003	$104,411		$55,824	36.73%	$47,592	45.58%

Earnings per common share:
Basic	$1.48	$1.25	$0.95		$0.23		$0.30
Diluted	$1.48	$1.24	$0.95		$0.24		$0.29
Return on average assets	1.84%	1.60%	1.26%	(1)	0.24%		0.34%
Return on average shareholders’ equity	10.71%	11.00%	9.84%	(1)	-0.29%		1.16%
Efficiency ratio	40.16%	45.83%	43.84%		-5.67%		1.99%
Noninterest expense to average assets	1.76%	1.89%	1.70%		-0.13%		0.19%
(1)	Includes $13.2 million DTA revaluation resulting from the Tax Reform Act.
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

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net Income	$207,827	$152,003	$104,411
Add: Amortization of intangible assets	10,798	5,254	1,329
Less: Tax effect of amortization of intangible assets (1)	(3,192)	(1,553)	(559)

Tangible net income	$215,433	$155,704	$105,181

Average stockholders’ equity	$1,939,961	$1,382,392	$1,061,557
Less: Average goodwill	(665,026)	(330,613)	(112,916)
Less: Average intangible assets	(48,296)	(26,055)	(6,957)

Average tangible common equity	$1,226,639	$1,025,724	$941,684

Return on average equity	10.71%	11.00%	9.84%
Return on average tangible common equity	17.56%	15.18%	11.17%
(1)	Tax effected at respective statutory rates.
During the fourth quarter of 2017, we recorded a $13.2 million one-time
charge to income tax expense due to the tax rate reduction and re-measurement
of our net DTA.
Net Interest Income
The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21%, 21% and 35% in effect for the years ended December 31, 2019, 2018 and 2017, respectively. The substantial change in rates were due to the Tax Reform Act. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 7 —
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management
included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.
Interest-Earning Assets and Interest-Bearing Liabilities

	For the Year Ended December 31,
	2019			2018				2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest		Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,580,850	$38,189	2.42%	$1,869,842	$44,423		2.38%	$2,137,332	$47,596	2.24%
Tax-advantaged	41,991	1,141	3.76%	52,550	1,565		3.98%	68,522	2,182	4.73%
Held-to-maturity securities:
Taxable	504,814	11,498	2.28%	534,642	11,848		2.22%	586,673	12,558	2.14%
Tax-advantaged	211,899	5,890	3.36%	243,955	7,053		3.50%	278,109	8,457	4.11%
Investment in FHLB stock	17,688	1,235	6.98%	19,441	2,045	(4)	10.52%	18,046	1,375	7.62%
Interest-earning deposits with other institutions	120,247	2,269	1.89%	97,266	1,642		1.69%	86,537	932	1.08%
Loans (2)	7,552,505	397,628	5.26%	5,905,674	293,284		4.97%	4,623,244	214,126	4.63%

Total interest-earning assets	10,029,994	457,850	4.58%	8,723,370	361,860		4.17%	7,798,463	287,226	3.74%
Total noninterest-earning assets	1,272,907			789,299				503,258

Total assets	$11,302,901			$9,512,669				$8,301,721

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$3,048,785	12,698	0.42%	$2,656,660	7,250		0.27%	$2,337,142	4,903	0.21%
Time deposits	487,221	4,422	0.91%	453,031	2,575		0.57%	401,033	1,141	0.28%

Total interest-bearing deposits	3,536,006	17,120	0.48%	3,109,691	9,825		0.32%	2,738,175	6,044	0.22%
FHLB advances, other borrowings, and customer repurchase agreements	537,964	4,958	0.91%	499,526	2,990		0.60%	571,991	2,252	0.39%

Interest-bearing liabilities	4,073,970	22,078	0.54%	3,609,217	12,815		0.35%	3,310,166	8,296	0.25%

Noninterest-bearing deposits	5,177,035			4,449,110				3,856,987
Other liabilities	111,935			71,950				73,011
Stockholders’ equity	1,939,961			1,382,392				1,061,557

Total liabilities and stockholders’ equity	$11,302,901			$9,512,669				$8,301,721

Net interest income		$435,772			$349,045				$278,930

Net interest spread - tax equivalent			4.04%				3.82%			3.49%
Net interest margin			4.35%				4.00%			3.58%
Net interest margin - tax equivalent			4.36%				4.03%			3.63%

(1)	Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21%, 21% and 35% in effect for the years ended December 31, 2019, 2018 and 2017, respectively. Non tax-equivalent
(TE) rate was 2.43%, 2.41% and 2.31% for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Includes loan fees of $3.1 million, $3.4 million and $3.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Prepayment penalty fees of $5.4 million, $3.0 million and $2.7 million are included in interest income for the years ended December 31, 2019, 2018 and 2017, respectively.
(3)	Includes interest-bearing demand and money market accounts.
(4)	Includes a special dividend from the FHLB of $520,000.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Year Ended December 31,
	2019 Compared to 2018 Increase (Decrease) Due to				2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(6,919)	$811	$(126)	$(6,234)	$(5,743)	$2,929	$(359)	$(3,173)
Tax-advantaged investment securities	(315)	(137)	28	(424)	(509)	(141)	33	(617)
Held-to-maturity securities:
Taxable investment securities	(706)	377	(21)	(350)	(1,118)	448	(40)	(710)
Tax-advantaged investment securities	(927)	(272)	36	(1,163)	(1,022)	(434)	52	(1,404)
Investment in FHLB stock	(184)	(688)	62	(810)	106	524	40	670
Interest-earning deposits with other institutions	388	193	46	627	117	528	65	710
Loans	81,775	17,648	4,921	104,344	59,330	15,522	4,306	79,158

Total interest income	73,112	17,932	4,946	95,990	51,161	19,376	4,097	74,634

Interest expense:
Savings deposits	1,070	3,815	563	5,448	673	1,473	201	2,347
Time deposits	194	1,537	116	1,847	144	1,142	148	1,434
FHLB advances, other borrowings, and customer repurchase agreements	234	1,610	124	1,968	(279)	1,164	(147)	738

Total interest expense	1,498	6,962	803	9,263	538	3,779	202	4,519

Net interest income	$71,614	$10,970	$4,143	$86,727	$50,623	$15,597	$3,895	$70,115

2019 Compared to 2018
Net interest income, before provision for loan losses, of $435.8 million for 2019 increased $86.7 million, or 24.85%, compared to $349.0 million for 2018. Interest-earning assets increased on average by $1.31 billion, or 14.98%, from $8.72 billion for 2018 to $10.03 billion for 2019. The growth in interest-earning assets was primarily the result of loan growth from the acquisition of CB. Our net interest margin (TE) was 4.36% for 2019, compared to 4.03% for 2018.
Interest income for 2019 was $457.9 million, which represented a $96.0 million, or 26.53%, increase when compared to 2018. Average interest-earning assets increased by $1.31 billion and the average interest-earning asset yield of 4.58%, compared to 4.17% for 2018. The 41 basis point increase in the interest-earning asset yield over 2018 resulted from the combination of a 29 basis point increase in loan yields and the change in mix of earning assets. Average loans as a percentage of earning assets grew from 67.7% in 2018 to 75.3% in 2019. Conversely, average investment securities declined as a percentage of earning assets from 31.0% in the prior year to 23.3% in 2019.
Interest income and fees on loans for 2019 of $397.6 million increased $104.3 million, or 35.58% when compared to 2018 primarily due to loans acquired from CB. Average loans increased $1.65 billion for 2019 when compared with 2018. Discount accretion on acquired loans and nonrecurring nonaccrual interest paid was $30.8 million for 2019, compared to $16.9 million for 2018, which increased loan yields by nine basis points. In addition, loan yields increased by an additional 20 basis points from the prior year primarily due to higher rates on loans indexed to variable interest rates, such as the Bank’s prime rate.
In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2019 and 2018. As of December 31, 2019 and 2018, we had $5.3 million and $20.0 million of nonaccrual loans, respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $526,000 and $1.3 million greater for 2019 and 2018, respectively.
Interest income from investment securities was $56.7 million for 2019, an $8.2 million, or 12.59%, decrease from $64.9 million for 2018. This decrease was the net result of a $361.4 million decrease in the average investment securities for 2019 compared to 2018, partially offset by a two basis point increase in the non tax-equivalent
yield on securities. Dividend income from FHLB stock decreased by $810,000 from 2019, primarily due to a special dividend of $520,000 received from the FHLB in the fourth quarter of 2018.
Interest expense of $22.1 million for 2019 increased $9.3 million, or 72.28%, compared to $12.8 million for 2018. The average rate paid on interest-bearing liabilities increased by 19 basis points, to 0.54% for 2019, from 0.35% for 2018. The rate on interest-bearing deposits for 2019 increased by 16 basis points from 2018, as a result of higher rates on deposits acquired from CB and competition from higher interest rates offered by our competitors. Average interest-bearing liabilities increased by $464.8 million when compared to 2018, primarily due to deposits assumed from CB. Average noninterest-bearing deposits represented 59.42% of our total deposits for 2019, compared to 58.86% for 2018. The overall cost of funds increased by only eight basis points due to the continued strength and growth of noninterest-bearing deposits, during a period of higher short-term interest rates.
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
The allowance for loan losses totaled $68.7 million at December 31, 2019, compared to $63.6 million at December 31, 2018. The allowance for loan losses was increased by a $5.0 million loan loss provision for 2019 and by net recoveries of $47,000. This compares to a $1.5 million loan loss provision and net recoveries of $2.5 million for 2018 and an $8.5 million loan loss provision recapture and net recoveries of $6.5 million for 2017. The increase in provision for loan losses was primarily due to lower levels of net recoveries and additional provision due to loan growth during the period experienced within the commercial and industrial and commercial real estate segments of the non-acquired
loan portfolio. We periodically assess the quality of our portfolio to determine whether additional provisions for loan losses are necessary. In addition to the growth in the non-acquired
loan portfolio, the provision was the result of the net effect of modest increases in certain qualitative loss factors and reduced reserve requirements for moderate reductions in historical loss rates across the portfolio. We believe the allowance is appropriate at December 31, 2019. The ratio of the allowance for loan losses to total loans and leases outstanding, net of deferred fees and discount, as of December 31, 2019, 2018 and 2017 was 0.91%, 0.82% and 1.23%, respectively. As of December 31, 2019, remaining credit related discounts on acquired loans were $33.1 million. Refer to the discussion of Allowance for Loan Losses in Item 7 —
Management’s Discussion and Analysis of Financial Condition and Results of Operations
contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.
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
The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	For the Year Ended December 31,			2019		2018
	2019	2018	2017	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$20,010	$17,070	$15,809	$2,940	17.22%	$1,261	7.98%
Trust and investment services	9,525	8,774	9,845	751	8.56%	(1,071)	-10.88%
Bankcard services	3,163	3,485	3,406	(322)	-9.24%	79	2.32%
BOLI income	5,798	4,018	3,420	1,780	44.30%	598	17.49%
Gain on sale of investment securities, net	5	-	402	5	-	(402)	-100.00%
Gain on OREO, net	129	3,546	6	(3,417)	-96.36%	3,540	59000.00%
Gain on sale of building, net	4,776	-	542	4,776	-	(542)	-100.00%
Gain on sale of branches, net	-	-	906	-	-	(906)	-100.00%
Gain on eminent domain condemnation, net	5,685	-	2,894	5,685	-	(2,894)	-100.00%
Other	9,951	6,588	4,888	3,363	51.05%	1,700	34.78%

Total noninterest income	$59,042	$43,481	$42,118	$15,561	35.79%	$1,363	3.24%

2019 Compared to 2018
The $15.6 million growth in noninterest income was primarily due to a $5.7 million net gain from the legal settlement of an eminent domain condemnation of one of our business financial center buildings in Bakersfield and a $4.8 million net gain on the sale of our bank owned buildings, compared with a $3.5 million net gain on the sale of one OREO in 2018. Service charges on deposit accounts increased by $2.9 million from 2018, primarily due to growth in service charges on deposits assumed in the acquisition of CB. The $3.4 million increase in other income included increases of $1.5 million in swap fee income, $1.0 million increase in international banking fee income, and $1.1 million in SBA servicing income and dividend income from various equity investments. For 2019, the Durbin Amendment’s cap on interchange fees became effective for the Company, which reduced our debit card interchange fee income for bankcard services by approximately $600,000 when compared to 2018.
CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured
investment products. At December 31, 2019, CitizensTrust had approximately $2.86 billion in assets under management and administration, including $2.01 billion in assets under management. CitizensTrust generated fees of $9.5 million for 2019, an increase of $751,000 compared to $8.8 million for 2018, due to the growth in assets under management.
The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Death benefits of $502,000 were included in our BOLI policies for 2019.

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
Noninterest Expense
The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	For the Year Ended December 31,			2019		2018
	2019	2018	2017	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$119,475	$100,601	$87,065	$18,874	18.76%	$13,536	15.55%
Occupancy	16,565	16,386	13,188	179	1.09%	3,198	24.25%
Equipment	4,724	4,455	3,568	269	6.04%	887	24.86%
Professional services	7,752	6,477	5,940	1,275	19.69%	537	9.04%
Software licenses and maintenance	9,826	8,655	6,385	1,171	13.53%	2,270	35.55%
Marketing and promotion	5,890	5,302	4,839	588	11.09%	463	9.57%
Amortization of intangible assets	10,798	5,254	1,329	5,544	105.52%	3,925	295.33%
Telecommunications expense	2,785	2,564	2,352	221	8.62%	212	9.01%
Regulatory assessments	1,958	3,218	3,119	(1,260)	-39.15%	99	3.17%
Insurance	1,475	1,735	1,780	(260)	-14.99%	(45)	-2.53%
Loan expense	1,439	1,103	752	336	30.46%	351	46.68%
Recapture of provision for unfunded loan commitments	-	(250)	(400)	250	100.00%	150	37.50%
Directors’ expenses	1,230	1,073	954	157	14.63%	119	12.47%
Stationery and supplies	1,179	1,207	1,246	(28)	-2.32%	(39)	-3.13%
Acquisition related expenses	6,447	16,404	2,251	(9,957)	-60.70%	14,153	628.74%
Other	7,197	5,727	6,385	1,470	25.67%	(658)	-10.31%

Total noninterest expense	$198,740	$179,911	$140,753	$18,829	10.47%	$39,158	27.82%

Noninterest expense to average assets	1.76%	1.89%	1.70%

Efficiency ratio (1)	40.16%	45.83%	43.84%
(1)	Noninterest expense divided by net interest income before provision for loan losses plus noninterest income.
Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.76% for 2019, compared to 1.89% and 1.70% for 2018 and 2017, respectively.
Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for loan losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 40.16% for 2019, compared to 45.83% for 2018 and 43.84% for 2017.

2019 Compared to 2018
Noninterest expense of $198.7 million for the year ended December 31, 2019 was $18.8 million higher than 2018. Salaries and employee benefit costs increased $18.9 million primarily due to additional compensation related to the newly hired and former CB employees who were retained after the merger and $1.9 million in higher stock related compensation expense. Higher expense for accelerated vesting of stock grants related to the amended employment agreement and additional stock grants related to the consulting agreement for the Company’s retiring Chief Executive Officer contributed to the increase in compensation costs for 2019. The year-over-year increase also included a $5.5 million increase in CDI amortization as a result of core deposits assumed from CB. Increases of $1.3 million in professional services, $1.2 million in software licenses and maintenance, and $1.5 million in other expense was primarily related to higher expenses related to the operations of a larger bank after the merger with CB. These increases were partially offset by a $10.0 million decrease in merger related expenses.
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
Income Taxes
The Company’s effective tax rate for the year ended December 31, 2019 was 28.60%, compared with 28.00% and 44.70% for the year ended December 31, 2018 and 2017, respectively. On December 22, 2017, the Tax Reform Act was enacted into law. Beginning in 2018, the Tax Reform Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions. During the fourth quarter of 2017, we recorded a $13.2 million one-time
charge to income tax expense due to the tax rate reduction and re-measurement
of our net DTA. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged
income as well as available tax credits. Refer to Note 11 —
Income Taxes
of the notes to consolidated financial statements for more information.
The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged
income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION
Total assets of $11.28 billion at December 31, 2019 decreased $246.7 million, or 2.14%, from total assets of $11.53 billion at December 31, 2018. Interest-earning assets totaled $10.03 billion at December 31, 2019, a decrease of $261.3 million, or 2.54%, when compared with earning assets of $10.29 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $200.0 million decrease in total loans and a $63.8 million decrease in investment securities, partially offset by a $7.3 million increase in interest-earning balances due from the Federal Reserve. Total liabilities were $9.29 billion at December 31, 2019, a decrease of $389.6 million, or 4.03%, from total liabilities of $9.68 billion at December 31, 2018. Total deposits declined by $122.6 million, or 1.39%. Total equity increased $142.9 million, or 7.72%, to $1.99 billion at December 31, 2019, compared to $1.85 billion at December 31, 2018. The $142.9 million increase in equity was due to $207.8 million in net earnings, a $30.9 million increase in other comprehensive income, net of tax, resulting from the net increase in market value of our investment securities portfolio, and $7.8 million for various stock based compensation items. This was offset by $100.9 million in cash dividends declared, and $2.6 million for the repurchase of common stock. During 2019, under our common stock repurchase program, we repurchased 48,000 shares of common stock at an average price of $20.02.
Investment Securities
The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2019, we reported total investment securities of $2.41 billion. This represented a decrease of $63.8 million, or 2.57%, from total investment securities of $2.48 billion at December 31, 2018. At December 31, 2019, investment securities HTM totaled $674.5 million. At December 31, 2019, our investment securities AFS totaled $1.74 billion, inclusive of a pre-tax
unrealized gain of $21.9 million. The
after-tax
unrealized gain reported in AOCI on investment securities AFS was $15.4 million.
As of December 31, 2019, the Company had a
pre-tax
net unrealized holding gain on AFS investment securities of $21.9 million, compared to a pre-tax
net unrealized holding loss of $23.6 million at December 31, 2018. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For 2019, total repayments/maturities of investment securities totaled $485.8 million, compared to $489.6 million for 2018. The Company purchased additional investment securities totaling $540.6 million and $98.7 million for 2019 and 2018, respectively. During 2019, we sold 14 investment securities at book value of approximately $152.6 million. At the close of the merger in the third quarter of 2018, we liquidated the entire investment security portfolio of $717.0 million acquired from CB. No other investment securities were sold in 2018.
The tables below summarize the fair value of AFS and HTM investment securities as of the dates presented.

	December 31,
	2019		2018
	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Mortgage-backed securities	$1,206,313	69.32%	$1,474,508	85.03%
CMO/REMIC	493,710	28.37%	214,051	12.34%
Municipal bonds	39,354	2.26%	44,810	2.59%
Other securities	880	0.05%	716	0.04%

Total available-for-sale securities	$1,740,257	100.00%	$1,734,085	100.00%

	December 31,
	2019		2018
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$117,366	17.40%	$138,274	18.57%
Mortgage-backed securities	168,479	24.98%	153,874	20.67%
CMO/REMIC	192,548	28.55%	215,336	28.93%
Municipal bonds	196,059	29.07%	236,956	31.83%

Total held-to-maturity securities	$674,452	100.00%	$744,440	100.00%

Fair Value	$678,948		$721,537

The maturity distribution of the AFS and HTM portfolios consist of the following as of the date presented.

	December 31, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,119	$1,056,151	$146,105	$1,938	$1,206,313	69.32%
CMO/REMIC	6,863	377,444	109,403	-	493,710	28.37%
Municipal bonds (1)	6,313	2,052	10,841	20,148	39,354	2.26%
Other securities	880	-	-	-	880	0.05%

Total	$16,175	$1,435,647	$266,349	$22,086	$1,740,257	100.00%

Weighted average yield:
Mortgage-backed securities	3.27%	2.64%	2.56%	3.12%	2.63%
CMO/REMIC	3.13%	2.53%	2.55%	-	2.54%
Municipal bonds (1)	0.83%	3.92%	2.86%	2.51%	2.41%
Other securities	2.57%	-	-	-	2.57%
Total	2.22%	2.61%	2.57%	2.56%	2.60%

(1)	The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax-equivalent yield at December 31, 2019 was 3.05%.

	December 31, 2019
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$-	$117,366	$117,366	17.40%
Mortgage-backed securities	-	130,304	35,482	2,693	168,479	24.98%
CMO/REMIC	-	180,101	12,447	-	192,548	28.55%
Municipal bonds (1)	-	28,727	92,214	75,118	196,059	29.07%

Total	$-	$339,132	$140,143	$195,177	$674,452	100.00%

Weighted average yield:
Government agency/GSE	-	-	-	1.91%	1.91%
Mortgage-backed securities	-	2.50%	2.48%	3.42%	2.51%
CMO/REMIC	-	2.25%	2.21%	-	2.25%
Municipal bonds (1)	-	2.99%	2.90%	2.48%	2.75%
Total	-	2.41%	2.73%	2.15%	2.40%

(1)	The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax equivalent yield at December 31, 2019 was 3.49%.

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
The weighted-average yield on the total investment portfolio at December 31, 2019 was 2.54% with a weighted-average life of 3.6 years. This compares to a weighted-average yield of 2.55% at December 31, 2018 with a weighted-average life of 4.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
Approximately 90% of the securities in the total investment portfolio, at December 31, 2019, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2019, approximately $76.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 10% of the total investment portfolio, are predominately AA or higher rated securities.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers as of the dates presented.

	December 31, 2019		December 31, 2018
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal National Mortgage Association	$963,002	$976,431	$955,546	$944,989
Federal Home Loan Mortgage Corporation	805,841	815,311	871,257	856,427
Government National Mortgage Association	271,154	268,879	253,735	241,130

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state as of the dates presented.

	December 31, 2019
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,067	28.7%	$11,274	28.6%
Connecticut	5,976	15.5%	6,103	15.5%
Iowa	5,831	15.1%	5,907	15.0%
California	5,675	14.7%	5,845	14.9%
Massachusetts	4,150	10.8%	4,260	10.8%
Ohio	2,125	5.5%	2,219	5.6%
All other states (3 states)	3,682	9.7%	3,746	9.6%

Total	$38,506	100.0%	$39,354	100.0%

Municipal Securities held-to-maturity:
Minnesota	$47,999	24.5%	$48,695	24.4%
Massachusetts	24,700	12.6%	25,328	12.7%
Texas	21,586	11.0%	21,758	10.9%
Wisconsin	12,276	6.2%	12,416	6.2%
Washington	11,680	6.0%	11,873	6.0%
Ohio	9,523	4.9%	9,909	5.0%
All other states (20 states)	68,295	34.8%	69,382	34.8%

Total	$196,059	100.0%	$199,361	100.0%

	December 31, 2018
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,078	24.3%	$10,599	23.7%
Iowa	8,617	18.9%	8,615	19.2%
Connecticut	6,305	13.8%	6,167	13.8%
California	5,641	12.4%	5,758	12.8%
Massachusetts	4,153	9.1%	3,934	8.8%
Ohio	2,135	4.7%	2,141	4.8%
All other states (9 states)	7,692	16.8%	7,596	16.9%

Total	$45,621	100.0%	$44,810	100.0%

Municipal Securities held-to-maturity:
Minnesota	$54,370	22.9%	$52,732	22.8%
Texas	28,510	12.0%	27,893	12.1%
Massachusetts	27,191	11.5%	26,369	11.4%
Louisiana	12,804	5.4%	12,364	5.3%
Wisconsin	12,315	5.2%	11,777	5.1%
Pennsylvania	11,682	4.9%	11,731	5.1%
All other states (21 states)	90,084	38.1%	88,458	38.2%

Total	$236,956	100.0%	$231,324	100.0%

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability to hold and do not have the intent to sell these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily- impaired (“OTTI”). A summary of our analysis of these securities and the unrealized losses is described more fully in Note 5 —
Investment Securities
of the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$20,289	$(6)	$97,964	$(744)	$118,253	$(750)
CMO/REMIC	177,517	(705)	34,565	(191)	212,082	(896)
Municipal bonds	-	-	563	(2)	563	(2)

Total available-for-sale securities	$197,806	$(711)	$133,092	$(937)	$330,898	$(1,648)

Investment securities held-to-maturity:
Government agency/GSE	$28,359	$(252)	$19,405	$(405)	$47,764	$(657)
Mortgage-backed securities	10,411	(54)	-	-	10,411	(54)
CMO/REMIC	23,897	(104)	166,193	(2,354)	190,090	(2,458)
Municipal bonds	7,583	(32)	29,981	(533)	37,564	(565)

Total held-to-maturity securities	$70,250	$(442)	$215,579	$(3,292)	$285,829	$(3,734)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$(15)	$54,944	$(2,607)	$62,423	$(2,622)
Mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO/REMIC	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

The Company did not record any charges for other-than-temporary impairment losses for the years ended December 31, 2019 and 2018.
Loans
Prior to April 1, 2019, our loans and lease finance receivables consisted of purchase credit impaired (“PCI”) loans associated with the acquisition of San Joaquin Bank (“SJB”) on October 16, 2009, and loans and leases receivables excluding PCI loans
(“Non-PCI
loans”). The PCI loans are more fully discussed in Note 3 —
 Summary of Significant Accounting Policies
of the notes to the consolidated financial statements. At December 31, 2019 and December 31, 2018, the remaining discount associated with PCI loans was zero and our total gross PCI loan portfolio represented less than 0.2% of total gross loans and leases at December 31, 2019 and December 31, 2018. Beginning with June 30, 2019, PCI loans were accounted for and combined with
Non-PCI
loans and were reflected in total loans and lease finance receivables.
Total loans and leases, net of deferred fees and discounts, of $7.56 billion at December 31, 2019, decreased by $200.0 million, or 2.58%, from $7.76 billion at December 31, 2018. The decrease in total loans included declines of $67.6 million in commercial and industrial loans, $46.3 million in SBA loans, $34.0 million in commercial real estate loans, $13.2 million in SFR loans, $10.8 million in dairy & livestock and agribusiness loans, $11.0 million in municipal lease finance receivables, and $12.3 million in consumer and other loans. The decline in these loan categories was generally the result of increased competition for new loan originations and higher levels of loan prepayments, including higher levels of prepayment on loans acquired from CB.
Total loans, net of deferred loan fees, comprise 75.44% of our total earning assets as of December 31, 2019. The following table presents our loan portfolio by type for the periods presented.

Distribution of Loan Portfolio by Type

	December 31,
	2019 (1)	2018	2017	2016	2015
	(Dollars in thousands)
Commercial and industrial	$935,127	$1,002,209	$513,325	$485,078	$434,099
SBA	305,008	350,043	122,055	97,184	106,867
Real estate:
Commercial real estate	5,374,617	5,394,229	3,376,713	2,930,141	2,643,184
Construction	116,925	122,782	77,982	85,879	68,563
SFR mortgage	283,468	296,504	236,202	250,605	233,754
Dairy & livestock and agribusiness	383,709	393,843	347,289	338,631	305,509
Municipal lease finance receivables	53,146	64,186	70,243	64,639	74,135
Consumer and other loans	116,319	128,429	64,229	78,274	69,278

Gross loans (Non-PCI)	7,568,319	7,752,225	4,808,038	4,330,431	3,935,389
Less: Deferred loan fees, net	(3,742)	(4,828)	(6,289)	(6,952)	(8,292)

Gross loans, net of deferred loan fees (Non-PCI)	7,564,577	7,747,397	4,801,749	4,323,479	3,927,097
Less: Allowance for loan losses	(68,660)	(63,409)	(59,218)	(60,321)	(59,156)

Net loans (Non-PCI)	7,495,917	7,683,988	4,742,531	4,263,158	3,867,941

PCI Loans		17,214	30,908	73,093	93,712
Discount on PCI loans		-	(2,026)	(1,508)	(3,872)
Less: Allowance for loan losses		(204)	(367)	(1,219)	-

PCI loans, net		17,010	28,515	70,366	89,840

Total loans and lease finance receivables		$7,700,998	$4,771,046	$4,333,524	$3,957,781

(1)	Beginning with June 30, 2019, PCI loans were accounted for and combined with Non-PCI loans and were reflected in total loans and lease finance receivables.

As of December 31, 2019, $241.8 million, or 4.50% of the total commercial real estate loans included loans secured by farmland, compared to $231.0 million, or 4.27%, at December 31, 2018. The loans secured by farmland included $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019, compared to $126.9 million for loans secured by dairy & livestock land and $104.1 million for loans secured by agricultural land at December 31, 2018. As of December 31, 2019, dairy & livestock and agribusiness loans of $383.7 million were comprised of $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans, compared to $340.5 million for dairy & livestock loans and $54.0 million for agribusiness loans at December 31, 2018.
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
As of December 31, 2019, the Company had $170.0 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program.

A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2019, the Company had $135.0 million of total SBA 7(a) loans that include a guarantee of payment form the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.
As of December 31, 2019, the Company had $116.9 million in construction loans. This represents 1.54% of total gross loans held-for-investment.
Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at December 31, 2019.
Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment
commercial real estate loans, by region as of December 31, 2019.

	December 31, 2019
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,290,456	43.5%	$2,238,348	41.6%
Central Valley	1,187,620	15.7%	885,594	16.5%
Orange County	1,002,344	13.2%	661,403	12.3%
Inland Empire	976,078	12.9%	851,712	15.8%
Central Coast	444,807	5.9%	365,426	6.8%
San Diego	208,760	2.7%	128,469	2.4%
Other California	140,870	1.9%	79,618	1.5%
Out of State	317,384	4.2%	164,047	3.1%

	$7,568,319	100.0%	$5,374,617	100.0%

The table below breaks down our real estate portfolio.

	December 31, 2019
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$1,871,133	34.8%	54.4%	$1,416
Office	942,624	17.5%	25.8%	1,533
Retail	781,616	14.6%	12.3%	1,656
Multi-family	583,220	10.9%	0.5%	1,620
Medical	280,317	5.2%	45.3%	1,832
Secured by farmland (2)	241,762	4.5%	100.0%	2,015
Other (3)	673,945	12.5%	52.8%	1,428

Total commercial real estate	$5,374,617	100.0%	38.8%	1,530

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

(2)	The loans secured by farmland included $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019.

(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

The table below provides the maturity distribution for
held-for-investment
total gross loans as of December 31, 2019. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.
Loan Maturities and Interest Rate Category at December 31, 2019

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of Loans:
Commercial and industrial	$429,671	$337,566	$167,890	$935,127
SBA	7,773	19,066	278,169	305,008
Real estate:
Commercial real estate	224,477	1,728,532	3,421,608	5,374,617
Construction	110,764	5,881	280	116,925
SFR mortgage	2,812	2,614	278,042	283,468
Dairy & livestock and agribusiness	268,402	101,437	13,870	383,709
Municipal lease finance receivables	993	3,083	49,070	53,146
Consumer and other loans	17,619	13,524	85,176	116,319

Total gross loans	$1,062,511	$2,211,703	$4,294,105	$7,568,319

Amount of Loans based upon:
Fixed Rates	$243,155	$1,532,722	$2,086,792	$3,862,669
Floating or adjustable rates	819,356	678,981	2,207,313	3,705,650

Total gross loans	$1,062,511	$2,211,703	$4,294,105	$7,568,319

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, and real property has been taken as collateral, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2019, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for loan losses.
Nonperforming Assets
The following table provides information on nonperforming assets as of the dates presented.

	December 31,
	2019	2018 (1)	2017 (1)	2016 (1)	2015 (1)
	(Dollars in thousands)
Nonaccrual loans	$5,033	$16,442	$6,516	$5,526	$8,397
Troubled debt restructured loans (nonperforming)	244	3,509	4,200	1,626	12,622
OREO, net	4,889	420	4,527	4,527	6,993

Total nonperforming assets	$10,166	$20,371	$15,243	$11,679	$28,012

Troubled debt restructured performing loans	$3,112	$3,594	$4,809	$19,233	$42,687

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.13%	0.26%	0.32%	0.27%	0.70%

Percentage of nonperforming assets to total assets	0.09%	0.18%	0.18%	0.14%	0.37%

(1)	Excludes PCI loans.

At December 31, 2019, loans classified as impaired totaled $8.4 million, or 0.11% of total gross loans, compared to $23.5 million, or 0.30% of total loans at December 31, 2018. At December 31, 2019, impaired loans resulting from troubled debt restructures represented $3.4 million, of which $244,000 were nonperforming and $3.1 million were performing.
Of the $8.4 million total impaired loans as of December 31, 2019, $5.5 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $2.9 million.
Troubled Debt Restructurings
Total TDRs were $3.4 million at December 31, 2019, compared to $7.1 million at December 31, 2018. At December 31, 2019, we had $244,000 in nonperforming TDRs and $3.1 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only impaired loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.
The following table provides a summary of TDRs as of the dates presented.

	December 31, 2019		December 31, 2018
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$78	2	$135	2
SBA	536	1	575	1
Real Estate:
Commercial real estate	397	1	472	1
Construction	-	-	-	-
SFR mortgage	2,101	8	2,412	9
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$3,112	12	$3,594	13

Nonperforming TDRs:
Commercial and industrial	$-	-	$21	1
SBA	-	-	-	-
Real Estate:
Commercial real estate	-	-	3,143	1
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	-	-	78	1
Consumer and other	244	1	267	1

Total nonperforming TDRs	$244	1	$3,509	4

Total TDRs	$3,356	13	$7,103	17

At December 31, 2019, there was no allowance for loan losses specifically allocated to TDRs. At December 31, 2018, $490,000 of the allowance for loan losses was specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. Total charge-offs on TDRs for the year ended December 31, 2019 were $78,000, compared to no charge-offs for the same period of 2018.

Nonperforming Assets and Delinquencies
The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonperforming loans:

Commercial and industrial	$1,266	$1,550	$1,993	$8,388	$7,490
SBA	2,032	2,706	5,082	4,098	2,892
Real estate:
Commercial real estate	724	1,083	1,095	1,134	6,068
Construction	-	-	-	-	-
SFR mortgage	878	888	2,720	2,894	2,937
Dairy & livestock and agribusiness	-	-	-	-	78
Consumer and other loans	377	385	397	477	486

Total	$5,277	$6,612	$11,287	$16,991	$19,951

% of Total gross loans	0.07%	0.09%	0.15%	0.22%	0.26%

Past due 30-89 days:

Commercial and industrial	$2	$756	$310	$369	$909
SBA	1,402	303	-	601	1,307
Real estate:
Commercial real estate	-	368	-	124	2,789
Construction	-	-	-	-	-
SFR mortgage	249	-	-	-	285
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	22	101	-

Total	$1,653	$1,427	$332	$1,195	$5,290

% of Total gross loans	0.02%	0.02%	0.004%	0.02%	0.07%

OREO:

SBA	$797	$444	$-	$-	$-
Real estate:
Commercial real estate	2,275	2,275	2,275	2,275	-
SFR mortgage	1,817	6,731	-	-	420

Total	$4,889	$9,450	$2,275	$2,275	$420

Total nonperforming, past due, and OREO	$11,819	$17,489	$13,894	$20,461	$25,661

% of Total gross loans	0.16%	0.23%	0.18%	0.27%	0.33%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $5.3 million at December 31, 2019, or 0.07% of total loans. Total nonperforming loans at December 31, 2019 included $3.5 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $20.0 million, or 0.26% of total loans, at December 31, 2018. The $14.7 million decrease in nonperforming loans was primarily due to a $6.2 million decrease in nonperforming commercial and industrial loans, a $5.3 million decrease in nonperforming commercial real estate loans, a $2.1 million decrease in nonperforming SFR mortgage loans, and an $860,000 decrease in nonperforming SBA loans.
At December 31, 2019, we had four OREO properties with a carrying value of $4.9 million, compared to one property with a carrying value of $420,000 at December 31, 2018. During 2019, we sold one OREO property, realizing a net gain on sale of $105,000. There were four additions to OREO for the year ended December 31, 2019.
Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a specific borrower’s ability to pay or the value of our collateral. See “
Risk Management — Credit Risk Management
” included herein.
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
The allowance for loan losses totaled $68.7 million as of December 31, 2019, compared to $63.6 million as of December 31, 2018. The allowance for loan losses was increased by a $5.0 million loan loss provision and $47,000 net recoveries for the year ended December 31, 2019. This compares to a $1.5 million loan loss provision and net recoveries of $2.5 million for the same period of 2018.

The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and recapture of provision for loan losses for the periods presented.

	As of and For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$63,613	$59,585	$61,540	$59,156	$59,825
Charge-offs:
Commercial and industrial	(48)	(10)	(138)	(120)	(411)
SBA	(321)	(257)	-	-	(37)
Commercial real estate	-	-	-	-	(117)
Construction	-	-	-	-	-
SFR mortgage	-	(13)	-	(102)	(215)
Dairy & livestock and agribusiness	(78)	-	-	-	-
Consumer and other loans	(7)	(11)	(13)	(16)	(229)

Total charge-offs	(454)	(291)	(151)	(238)	(1,009)

Recoveries:
Commercial and industrial	255	82	118	630	319
SBA	9	20	78	40	41
Commercial real estate	-	-	154	792	4,330
Construction	12	2,506	6,036	7,174	581
SFR mortgage	196	51	212	-	186
Dairy & livestock and agribusiness	19	19	19	216	407
Consumer and other loans	10	141	79	170	76

Total recoveries	501	2,819	6,696	9,022	5,940

Net recoveries	47	2,528	6,545	8,784	4,931
Provision for (recapture of ) loan losses	5,000	1,500	(8,500)	(6,400)	(5,600)

Allowance for loan losses at end of period	$68,660	$63,613	$59,585	$61,540	$59,156

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,959	$6,306	$6,706	$7,156	$7,656
Estimated fair value of reserve for unfunded loan commitment assumed from Community Bank	-	2,903	-	-	-
Recapture of provision for unfunded loan commitments	-	(250)	(400)	(450)	(500)

Reserve for unfunded loan commitments at end of period	$8,959	$8,959	$6,306	$6,706	$7,156

Reserve for unfunded loan commitments to total unfunded loan commitments	0.56%	0.51%	0.66%	0.76%	0.92%
Amount of total loans at end of period (1)	$7,564,577	$7,764,611	$4,830,631	$4,395,064	$4,016,937
Average total loans outstanding (1)	$7,552,505	$5,905,674	$4,623,244	$4,195,129	$3,782,133

Net recoveries to average total loans	0.00%	0.04%	0.14%	0.21%	0.13%
Net recoveries to total loans at end of period	0.00%	0.03%	0.14%	0.20%	0.12%
Allowance for loan losses to average total loans	0.91%	1.08%	1.29%	1.47%	1.56%
Allowance for loan losses to total loans at end of period	0.91%	0.82%	1.23%	1.40%	1.47%
Net recoveries to allowance for loan losses	0.07%	3.97%	10.98%	14.27%	8.34%
Net recoveries to provision for (recapture of) loan losses	0.94%	168.53%	-77.00%	-137.25%	-88.05%
(1)	Net of deferred loan origination fees, costs and discounts.

Specific allowance:
For impaired loans, we incorporate specific allowances based on loans individually evaluated utilizing one of three valuation methods, as prescribed under ASC
310-10.
If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the ALLL or, alternatively, a specific allocation will be established and included in the overall ALLL balance. The specific allocation represents $508,000 (0.74%) and $561,000 (0.88%) of the total allowance as of December 31, 2019 and 2018, respectively.
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
There have been no material changes to the Bank’s ALLL methodology during 2019. The ALLL balance increased during the year ended December 31, 2019 by $5.0 million in provision for loan losses and a net recovery of loans of $47,000. The Bank determined that the ALLL balance of $68.7 million was appropriate and the result of the net effect of additional requirements related to loan growth experienced during the nine month period within the commercial and industrial and commercial real estate segments of the non-acquired
loan portfolio, modest increase in certain qualitative loss factors and reduced reserve requirements for the continued but moderate reductions in the historical loss rates for predominately all portfolio segments. The ALLL balance also increased as a result of reserve requirements for acquired loan portfolios that exceeded remaining unaccreted fair value credit discounts.
While we believe that the allowance at December 31, 2019 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for loan losses in the future.

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
Allocation of Allowance for Loan Losses

	December 31,
	2019		2018		2017		2016		2015
	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category	Allowance for Loan Losses	% of Loans to Total Loans in Each Category
	(Dollars in thousands)
Commercial and industrial	$8,880	12.4%	$7,520	12.9%	$7,280	10.6%	$8,154	11.0%	$8,588	10.8%
SBA	1,453	4.0%	1,062	4.5%	869	2.5%	871	2.2%	993	2.7%
Real estate:
Commercial real estate	48,629	71.0%	44,934	69.4%	41,722	69.8%	37,443	66.6%	36,995	65.7%
Construction	858	1.5%	981	1.6%	984	1.6%	1,096	1.9%	2,389	1.7%
SFR mortgage	2,339	3.8%	2,196	3.8%	2,112	4.9%	2,287	5.7%	2,103	5.8%
Dairy & livestock and agribusiness	5,255	5.1%	5,215	5.1%	4,647	7.2%	8,541	7.7%	6,029	7.6%
Municipal lease finance receivable	623	0.7%	775	0.8%	851	1.5%	941	1.5%	1,153	1.8%
Consumer and other loans	623	1.5%	726	1.7%	753	1.3%	988	1.8%	906	1.7%
PCI loans	-	-	204	0.2%	367	0.6%	1,219	1.6%	-	2.2%

Total	$68,660	100.0%	$63,613	100.0%	$59,585	100.0%	$61,540	100.0%	$59,156	100.0%

Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits.
Total deposits were $8.70 billion at December 31, 2019. This represented a decrease of $122.6 million, or 1.39%, over total deposits of $8.83 billion at December 31, 2018.
The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	For the Year Ended December 31,
	2019		2018		2017
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$5,177,035	-	$4,449,110	-	$3,856,987	-
Interest-bearing deposits
Investment checking	452,437	0.11%	438,112	0.08%	421,795	0.08%
Money market	2,197,194	0.54%	1,834,540	0.36%	1,547,565	0.27%
Savings	399,154	0.10%	384,008	0.10%	367,782	0.10%
Time deposits	487,221	0.91%	453,031	0.57%	401,033	0.28%

Total deposits	$8,713,041		$7,558,801		$6,595,162

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in achieving a low cost of funds. Average noninterest-bearing deposits totaled $5.18 billion for 2019, representing an increase of $727.9 million, or 16.36%, from average demand deposits of $4.45 billion for 2018. Average noninterest-bearing deposits represented 59.42% of total average deposits for 2019, compared to 58.86% of total average deposits for 2018.
Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $3.05 billion for 2019, representing an increase of $392.1 million, or 14.76%, from average savings deposits of $2.66 billion for 2018.
Average time deposits totaled $487.2 million for 2019, representing an increase of $34.2 million, or 7.55%, from total average time deposits of $453.0 million for 2018.
The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2019.
Maturity Distribution of Large Denomination Time Deposits

December 31, 2019
(Dollars in thousands)
3 months or less	$42,959
Over 3 months through 6 months	17,161
Over 6 months through 12 months	28,310
Over 12 months	19,438

Total	$107,868

Time deposits totaled $446.3 million at December 31, 2019, representing a decrease of $85.6 million, or 16.10%, from total time deposits of $531.9 million for December 31, 2018.
Borrowings
In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 5.55% for 2019, compared to 5.90% for 2018.

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
	(Dollars in thousands)
At December 31, 2019
Amount outstanding	$428,659	$-	$-	$428,659
Weighted-average interest rate	0.44%	-	-	0.44%
Year ended December 31, 2019
Highest amount at month-end	$547,730	$-	$295,000	$842,730
Daily-average amount outstanding	$435,317	$-	$76,873	$512,190
Weighted-average interest rate	0.47%	-	2.51%	0.77%
At December 31, 2018
Amount outstanding	$442,255	$-	$280,000	$722,255
Weighted-average interest rate	0.39%	-	2.53%	1.22%
Year ended December 31, 2018
Highest amount at month-end	$556,356	$-	$280,000	$836,356
Daily-average amount outstanding	$439,658	$2,446	$31,648	$473,752
Weighted-average interest rate	0.31%	1.59%	2.09%	0.44%
At December 31, 2017
Amount outstanding	$553,773	$-	$-	$553,773
Weighted-average interest rate	0.30%	-	-	0.30%
Year ended December 31, 2017
Highest amount at month-end	$607,777	$-	$63,000	$670,777
Daily-average amount outstanding	$529,447	$-	$16,770	$546,217
Weighted-average interest rate	0.27%	-	1.00%	0.29%
At December 31, 2019, our borrowings included $428.7 million of repurchase agreements. At December 31, 2018, our borrowings included $442.3 million in repurchase agreements and $280.0 million in other short-term borrowings.
We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of December 31, 2019, total funds borrowed under these agreements were $428.7 million with a weighted average interest rate of 0.44%, compared to $442.3 million with a weighted average rate of 0.39% as of December 31, 2018.
At December 31, 2019, borrowed funds (customer repurchase agreements, FHLB advances and other borrowings) totaled $428.7 million. This represented a decrease of $293.6 million, or 40.65%, from total borrowed funds of $722.3 million at December 31, 2018. At December 31, 2019, we had no short-term borrowings. At December 31, 2018, we had $280.0 million overnight borrowings with the FHLB at a cost of 2.53%.
At December 31, 2019, $6.03 billion of loans and $1.64 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations
The following table summarizes the aggregate contractual obligations as of December 31, 2019.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$8,704,928	$8,625,722	$67,975	$2,866	$8,365
Customer repurchase agreements (1)	428,659	428,659	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	23,529	779	1,341	755	20,654
Operating leases	22,903	7,248	9,837	4,037	1,781
Affordable housing investment	3,159	1,851	1,217	55	36

Total	$9,208,952	$9,064,259	$80,370	$7,713	$56,610

(1)	Amounts exclude accrued interest.
Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.
Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.
At December 31, 2019 we had no short-term borrowings, compared to $280,000 million at December 31, 2018.
Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.
Deferred compensation represents the amounts that are due to former employees based on salary continuation agreements as a result of acquisitions and amounts due to current and retired employees under our deferred compensation plans.
Operating leases represent the total minimum lease payments due under non-cancelable
operating leases. Refer to Note 23 —
Leases
of the notes to the consolidated financial statements for a more detailed discussion about leases.

Off-Balance
Sheet Arrangements
The following table summarizes the
off-balance
sheet items at December 31, 2019.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$940,266	$698,006	$142,441	$5,393	$94,426
SBA	219	60	4	-	155
Real estate:
Commercial real estate	262,219	57,002	84,601	103,765	16,851
Construction	71,220	51,901	16,119	-	3,200
SFR Mortgage	5,580	3,500	-	-	2,080
Dairy & livestock and agribusiness (1)	126,684	68,281	57,987	416	-
Consumer and other loans	132,644	15,753	7,745	4,368	104,778

Total commitment to extend credit	1,538,832	894,503	308,897	113,942	221,490
Obligations under letters of credit	53,085	49,726	3,111	248	-

Total	$1,591,917	$944,229	$312,008	$114,190	$221,490

(1)	Total commitments to extend credit to agribusiness were $15.5 million at December 31, 2019.
As of December 31, 2019, we had commitments to extend credit of approximately $1.54 billion, and obligations under letters of credit of $53.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance
sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded no provision or recapture of provision for unfunded loan commitments for 2019, compared to a recapture of provision for unfunded loan commitments of $250,000 for 2018. The Company had a reserve for unfunded loan commitments of $9.0 million as of December 31, 2019 and 2018 included in other liabilities.
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
The Company’s total equity was $1.99 billion at December 31, 2019. This represented an increase of $142.9 million, or 7.72%, from total equity of $1.85 billion at December 31, 2018. This increase was due to $207.8 million in net earnings, a $30.9 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our investment securities portfolio, and $5.1 million for various stock based compensation items, net of repurchases of common stock. This was offset by $100.9 million in cash dividends declared by the Company during 2019.
During 2019, the Board of Directors of CVB declared quarterly cash dividends totaling $0.72 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
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
plan originally adopted in November, 2018 and subsequently amended in July, 2019. For the year ended December 31, 2019, the Company repurchased 48,482 shares of CVB common stock outstanding under this program. As of December 31, 2019, we have 9,529,435 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2019, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1.
Business — Regulation and Supervision — Capital Adequacy Requirements
”.
At December 31, 2019, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

			December 31, 2019		December 31, 2018
Capital Ratios	Adequately Capitalized Ratios	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	5.00%	12.33%	12.19%	10.98%	10.90%
Common equity Tier I capital ratio	4.50%	6.50%	14.83%	14.94%	13.04%	13.22%
Tier 1 risk-based capital ratio	6.00%	8.00%	15.11%	14.94%	13.32%	13.22%
Total risk-based capital ratio	8.00%	10.00%	16.01%	15.83%	14.13%	14.03%
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
The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with ASC
450-10,
Contingencies
. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, dairy & livestock and agribusiness loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other behavioral characteristics of the subject portfolios.
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
•	then-existing general economic and business conditions affecting the key lending areas of the Company;
•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States;
•	credit quality trends (including trends in past due loans, adversely graded loans, and nonperforming loans expected to result from existing conditions);
•	collateral values, including changes in the value of underlying collateral for collateral-dependent loans’
•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations;
•	changes in lending policies and procedures;
•	changes in loan volumes;
•	specific industry conditions within portfolio segments;
•	recent loss experience in particular segments of the portfolio;
•	duration of the current business cycle; and
•	the effect of external factors such as legal and regulatory requirements, including bank regulatory examination results and findings of the Company’s external credit examiners.
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
Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period
due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $8.70 billion at December 31, 2019 decreased $122.6 million, or 1.39%, over total deposits of $8.83 billion at December 31, 2018.
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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2019 and 2018. For further details, see our “
Consolidated Statements of Cash Flows
” under Part IV consolidated financial statements of this report.
Consolidated Summary of Cash Flows

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Average cash and cash equivalents	$288,425	$227,887
Percentage of total average assets	2.55%	2.40%

Net cash provided by operating activities	$208,182	$168,378
Net cash provided by investing activities	325,323	807,656
Net cash used in financing activities	(511,935)	(956,463)

Net increase in cash and cash equivalents	$21,570	$19,571

Average cash and cash equivalents increased by $60.5 million, or 26.56%, to $288.4 million for the year ended December 31, 2019, compared to $227.9 million for 2018.
At December 31, 2019, cash and cash equivalents totaled $185.5 million. This represented an increase of $21.6 million, or 13.16%, from $163.9 million at December 31, 2018.
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
The table below provides the actual balances as of December 31, 2019 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2019, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2019	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$1,740,257	2.46%	$17,284	$47,050	$562,968	$698,461	$414,494	$1,740,257
Investment securities held-to-maturity (1)	674,452	2.60%	52,380	28,293	27,283	154,133	412,363	678,948
Investment in FHLB stock	17,688	6.98%	-	-	-	-	17,688	17,688
Interest-earning deposits due from Federal	30,139	1.89%	29,399	-	-	740	-	30,146
Loans and lease finance receivables (2)	7,564,577	5.26%	1,058,768	451,491	483,988	672,459	4,897,871	7,411,839

Total interest-earning assets	$10,027,113		$1,157,831	$526,834	$1,074,239	$1,525,793	$5,742,416	$17,222,045

Interest-bearing liabilities:
Interest-bearing deposits	$3,459,411	0.48%	$3,380,205	$58,488	$9,487	$1,616	$9,615	$3,457,922
Borrowings	428,659	0.77%	428,659	-	-	-	-	428,330
Junior subordinated debentures	25,774	3.82%	-	-	-	-	25,774	20,669

Total interest-bearing liabilities	$3,913,844		$3,808,864	$58,488	$9,487	$1,616	$35,389	$3,906,921

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Gross loans, net of deferred loan fees, costs and discounts.

Interest Rate Sensitivity Management
During periods of changing interest rates, the ability to
re-price
interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in our service area. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk and economic value of equity (EVE) at risk. Net interest income at risk sensitivity captures asset and liability re pricing mismatches and is considered a shorter term measure, while EVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities or estimated durations and is considered a longer term measure.
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
and
24-month
time horizon.
The following depicts the Company’s net interest income sensitivity analysis for the periods presented below.

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2019			December 31, 2018
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	5.20%	10.00%	+ 200 basis points	3.80%	7.40%
- 100 basis points	-2.10%	-4.60%	- 200 basis points (2)	-5.29%	-10.26%
(1)    Percentage change from base.
(2)    Policy at December 31, 2018.
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
We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing
risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2019 and December 31, 2018, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.
Economic Value of Equity Sensitivity

Instantaneous Rate Change	December 31, 2019	December 31, 2018
100 bp decrease in interest rates	-17.5%	-10.2%
100 bp increase in interest rates	14.2%	5.8%
200 bp increase in interest rates	25.5%	10.3%
300 bp increase in interest rates	30.0%	13.8%
400 bp increase in interest rates	36.2%	16.6%
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
Counterparty Risk
Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:
•	We do not have any investments in the preferred stock of any other company;
•	Most of our investment securities are either municipal securities or securities either issued or guaranteed by government, agencies, including Fannie Mae, Freddie Mac, SBA or FHLB;
•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of A or above;
•	We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is predominately supported by insurance companies that carry an AM Best rating of
A-
or greater;
•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps. Our Counterparty is a major financial institution and our agreement requires the Counterparty to post cash collateral for mark-to-market
balances due to us;

•	We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is generally mitigated as the loans with swaps are underwritten to take into account potential additional exposure;
•	As of December 31, 2019, we had $394.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $60.0 billion in assets. These lines of credit are available for overnight borrowings; and
•	At December 31, 2019, we had no short-term borrowings with FHLB. Our secured borrowing capacity with the FHLB was $3.18 billion, of which $3.18 billion was available as of December 31, 2019.
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
Compliance Risk
Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance
with, laws, rules, regulations, prescribed practices, or ethical standards. Compliance risk also arises in situations where the laws or rules governing certain products or activities of the Bank’s customers may be ambiguous or untested. Compliance risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can also lead to a diminished reputation, reduced business value, limited business opportunities, lessened expansion potential, and lack of contract enforceability. The Company utilizes independent compliance audits as a means of identifying weaknesses in the compliance program.
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
Cybersecurity Risk
Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, devices, financial control, customer internet banking, customer information, email, data processing systems, or other bank or third party applications. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect these systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action. We continue to invest in technologies and training to protect our associates, our clients and our assets. While we have implemented various detective and preventative measures which seek to protect our Company, our customers’ information and the Bank from the risk of fraud, data security breaches or service interruptions, there can be no assurance that these measures will be effective in preventing potential breaches or losses for us or our customers.

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
Controls and Procedures
.”
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
As of December 31, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2019.

2)	Auditor attestation
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CVB Financial Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited CVB Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 2, 2020

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
During the fiscal quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
The following table summarizes information as of December 31, 2019 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.
Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	358,600	$17.99	8,060,466
Equity compensation plans not approved by security holders	-	$-	-

Total	358,600	$17.99	8,060,466

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

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1)	All Financial Statements Reference is made to the Index to Financial Statements on page 87 for a list of financial statements filed as part of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules Reference is made to the Index to Financial Statements on page 87 for the listing of supplementary financial statement schedules required by this item.

	(3)	Exhibits The listing of exhibits required by this item is set forth in the Index to Exhibits on page 93 of this Annual Report on Form 10-K.

(b)	Exhibits See Index to Exhibits on Page 93 of this Form 10-K.

(c)	Financial Statement Schedules There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

ITEM 16.	FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit No.
2.1	Agreement and Plan of Reorganization and Merger by and among CVB Financial Corp., Citizens Business Bank and Community Bank, dated February 26, 2018(1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Amended and Restated Bylaws of CVB Financial Corp.(3)
4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)
4.2	Description of CVB Financial Corp. Common Stock*
10.1(a)	Employment Agreement, dated as of September 12, 2018, by and between Christopher D. Myers, on the one hand, and CVB Financial Corp. and Citizens Business Bank, on the other hand†(5)
10.1(b)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007†(6)
10.1(c)	Retirement and Consulting Agreement for Christopher D. Myers, dated July 17, 2019†(7)
10.1(d)	Amendment to Employment Agreement for Christopher D. Myers, Dated July 17, 2019†(8)
10.2	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(9)
10.3	Form of Indemnification Agreement (10)
10.4(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(11)
10.4(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(12)
10.4(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(13)
10.4(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(14)
10.4(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(15)
10.4(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(16)
10.4(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(17)
10.4(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(18)
10.5(a)	CVB Financial Corp. 2018 Equity Incentive Plan†(19)
10.5(b)	Form of Stock Option Agreement under 2018 Equity Incentive Plan†(20)
10.5(c)	Form of Restricted Stock Agreement under 2018 Equity Incentive Plan†(21)
10.5(d)	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan†(22)
10.6	The Executive NonQualified Excess Plan(SM) Plan Document effective February 21, 2007†(23)
10.7(a)	Offer letter for David A. Brager, dated November 17, 2010†(24)
10.7(b)	Amended and Restated Severance Compensation Agreement by and between David A. Brager and Citizens Business Bank, effective January 1, 2018†(25)
10.8(a)	Offer letter for David C. Harvey, dated December 7, 2009†(26)
10.8(b)	Amended and Restated Severance Compensation Agreement by and between David C. Harvey and Citizens Business Bank, effective January 1, 2018†(27)
10.9	CVB Financial Corp. 2015 Executive Incentive Plan†(28)
10.10(a)	Offer Letter for E. Allen Nicholson executed April 30, 2016†(29)
10.10(b)	Amended and Restated Severance Compensation Agreement by and between E. Allen Nicholson and Citizens Business Bank, effective January 1, 2018†(30)
10.11(a)	Offer Letter for David Farnsworth dated July 1, 2016†(31)
10.11(b)	Amended and Restated Severance Compensation Agreement by and between David Farnsworth and Citizens Business Bank, effective January 1, 2018†(32)
10.12	Amended and Restated Severance Compensation Agreement by and between Yamynn De Angelis and Citizens Business Bank, effective January 1, 2018†(33)
10.13	Severance Compensation Agreement by and between Richard H. Wohl and Citizens Business Bank, effective July 10, 2017†(34)
21	Subsidiaries of the Company*
23	Consent of KPMG LLP*

Exhibit No.
31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensation plan.

‡	Except as noted below, Form 8-A12G, Form 8-K, Form 10-Q, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.

Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:

(a)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).

(1)	Incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed with the SEC on February 27, 2018.

(2)	Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 9, 2010.

(3)	Incorporated herein by reference to Exhibits 3.1 to our Form 8-K filed with the SEC on January 23, 2020.

(4)	Incorporated herein by reference to Exhibit 4.1 to our Form 8-A12G filed with the SEC on June 11, 2001.

(5)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 13, 2018.

(6)	Incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.

(7)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 19, 2019.

(8)	Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on July 19, 2019.

(9)	Incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2016.

(10)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 29, 2016.

(11)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.

(12)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 22, 2009

(13)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2009.

(14)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.

(15)	Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.

(16)	Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.

(17)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(18)	Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(19)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 4, 2018.

(20)	Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on May 24, 2018.

(21)	Incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on May 24, 2018.

(22)	Incorporated hereby by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on May 24, 2018.

(23)	Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.

(24)	Incorporated herein by reference to Exhibit 10.13(A) to our Annual Report on Form 10-K filed with the SEC on February 29, 2012.

(25)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 11, 2017.

(26)	Incorporated herein by reference to Exhibit 10.21(A) to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.

(27)	Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 11, 2017.

(28)	Incorporated herein by reference to Exhibit A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 3, 2015.

(29)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2016.

(30)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2017.

(31)	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 9, 2016.

(32)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 11, 2017.

(33)	Incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018.

(34)	Incorporated herein by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2020.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND V. O’BRIEN III	Chairman of the Board	March 2, 2020
Raymond V. O’Brien III

/s/ GEORGE A. BORBA, JR.	Vice Chairman	March 2, 2020
George A. Borba, Jr.

/s/ STEPHEN A. DEL GUERCIO	Director	March 2, 2020
Stephen A. Del Guercio

/s/ RODRIGO GUERRA, JR.	Director	March 2, 2020
Rodrigo Guerra, Jr.

/s/ ANNA KAN	Director	March 2, 2020
Anna Kan

/s/ MARSHALL V. LAITSCH	Director	March 2, 2020
Marshall V. Laitsch

/s/ KRISTINA M. LESLIE	Director	March 2, 2020
Kristina M. Leslie

/s/ HAL W. OSWALT	Director	March 2, 2020
Hal W. Oswalt

/s/ CHRISTOPHER D. MYERS	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Christopher D. Myers

/s/ E. ALLEN NICHOLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
E. Allen Nicholson

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$158,310	$144,008
Interest-earning balances due from Federal Reserve	27,208	19,940

Total cash and cash equivalents	185,518	163,948

Interest-earning balances due from depository institutions	2,931	7,670
Investment securities available-for-sale, at fair value (with amortized cost of $1,718,357 at December 31, 2019, and $1,757,666 at December 31, 2018)	1,740,257	1,734,085
Investment securities held-to-maturity (with fair value of $678,948 at December 31, 2019, and $721,537 at December 31, 2018)	674,452	744,440

Total investment securities	2,414,709	2,478,525

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	7,564,577	7,764,611
Allowance for loan losses	(68,660)	(63,613)

Net loans and lease finance receivables	7,495,917	7,700,998

Premises and equipment, net	53,978	58,193
Bank owned life insurance (BOLI)	226,281	220,758
Accrued interest receivable	28,122	30,649
Intangibles	42,986	53,784
Goodwill	663,707	666,539
Other real estate owned (OREO)	4,889	420
Income taxes	35,587	62,174
Other assets	110,137	67,807

Total assets	$11,282,450	$11,529,153

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,245,517	$5,204,787
Interest-bearing	3,459,411	3,622,703

Total deposits	8,704,928	8,827,490
Customer repurchase agreements	428,659	442,255
Other borrowings	-	280,000
Deferred compensation	22,666	20,033
Junior subordinated debentures	25,774	25,774
Other liabilities	106,325	82,411

Total liabilities	9,288,352	9,677,963

Commitments and Contingencies Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 140,102,480 at December 31, 2019, and 140,000,017 at December 31, 2018	1,298,792	1,293,669
Retained earnings	682,692	575,805
Accumulated other comprehensive income (loss), net of tax	12,614	(18,284)
Total stockholders’ equity	1,994,098	1,851,190
Total liabilities and stockholders’ equity	$11,282,450	$11,529,153

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans and leases, including fees	$397,628	$293,284	$214,126
Investment securities:
Investment securities available-for-sale	39,330	45,988	49,778
Investment securities held-to-maturity	17,388	18,901	21,015

Total investment income	56,718	64,889	70,793

Dividends from FHLB stock	1,235	2,045	1,375
Interest-earning deposits with other institutions and federal funds sold	2,269	1,642	932

Total interest income	457,850	361,860	287,226

Interest expense:
Deposits	17,120	9,825	6,044
Borrowings and customer repurchase agreements	3,959	2,067	1,579
Junior subordinated debentures	999	923	673

Total interest expense	22,078	12,815	8,296

Net interest income before provision for (recapture of) loan losses	435,772	349,045	278,930
Provision for (recapture of) loan losses	5,000	1,500	(8,500)

Net interest income after provision for (recapture of) loan losses	430,772	347,545	287,430

Noninterest income:
Service charges on deposit accounts	20,010	17,070	15,809
Trust and investment services	9,525	8,774	9,845
Bankcard services	3,163	3,485	3,406
BOLI income	5,798	4,018	3,420
Gain on OREO, net	129	3,546	6
Gain on sale of building, net	4,776	-	542
Gain on eminent domain condemnation, net	5,685	-	2,894
Other	9,956	6,588	6,196

Total noninterest income	59,042	43,481	42,118

Noninterest expense:
Salaries and employee benefits	119,475	100,601	87,065
Occupancy and equipment	21,289	20,841	16,756
Professional services	7,752	6,477	5,940
Software licenses and maintenance	9,826	8,655	6,385
Marketing and promotion	5,890	5,302	4,839
Recapture of provision for unfunded loan commitments	-	(250)	(400)
Amortization of intangible assets	10,798	5,254	1,329
Acquisition related expenses	6,447	16,404	2,251
Other	17,263	16,627	16,588

Total noninterest expense	198,740	179,911	140,753

Earnings before income taxes	291,074	211,115	188,795
Income taxes	83,247	59,112	84,384

Net earnings	$207,827	$152,003	$104,411

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$43,872	$(28,526)	$(14,629)
Less: Reclassification adjustment for net gain on securities included in net income	(5)	-	(402)

Other comprehensive income (loss), before tax	43,867	(28,526)	(15,031)
Less: Income tax (expense) benefit related to items of other comprehensive income	(12,969)	8,434	6,312

Other comprehensive income (loss), net of tax	30,898	(20,092)	(8,719)

Comprehensive income	$238,725	$131,911	$95,692

Basic earnings per common share	$1.48	$1.25	$0.95
Diluted earnings per common share	$1.48	$1.24	$0.95

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	108,252	$531,192	$449,499	$10,171	$990,862
Cumulative adjustment upon adoption of ASU 2016-09	-	116	(66)	-	50
Repurchase of common stock	(45)	(1,128)	-	-	(1,128)
Issuance of common stock for acquisition of Valley Commerce Bancorp	1,634	37,637	-	-	37,637
Exercise of stock options	283	2,683	-	-	2,683
Shares issued pursuant to stock-based compensation plan	66	2,953	-	-	2,953
Cash dividends declared on common stock ($ 0.54 per share)	-	-	(59,483)	-	(59,483)
Net earnings	-	-	104,411	-	104,411
Other comprehensive loss	-	-	-	(8,719)	(8,719)

Balance, December 31, 2017	110,185	$573,453	$494,361	$1,452	$1,069,266
Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(389)	(7,760)	-	-	(7,760)
Issuance of common stock for acquisition of Community Bank	29,482	722,767	-	-	722,767
Exercise of stock options	167	1,701	-	-	1,701
Shares issued pursuant to stock-based compensation plan	195	3,508	-	-	3,508
Cash dividends declared on common stock ($ 0.56 per share)	-	-	(70,203)	-	(70,203)
Net earnings	-	-	152,003	-	152,003
Other comprehensive loss	-	-	-	(20,092)	(20,092)

Balance, December 31, 2018	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(125)	(2,640)	-	-	(2,640)
Exercise of stock options	160	2,215	-	-	2,215
Shares issued pursuant to stock-based compensation plan	67	5,548	-	-	5,548
Cash dividends declared on common stock ($ 0.72 per share)	-	-	(100,940)	-	(100,940)
Net earnings	-	-	207,827	-	207,827
Other comprehensive income	-	-	-	30,898	30,898

Balance, December 31, 2019	140,102	$1,298,792	$682,692	$12,614	$1,994,098

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Interest and dividends received	$438,795	$363,217	$296,885
Service charges and other fees received	42,489	35,915	35,003
Interest paid	(21,193)	(13,241)	(8,286)
Net cash paid to vendors, employees and others	(182,568)	(171,998)	(114,424)
Income taxes	(69,341)	(48,876)	(70,250)
Payments to FDIC, loss share agreement	-	(64)	(519)

Net cash provided by operating activities	208,182	164,953	138,409

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	-	17,250	1,952
Net change in interest-earning balances from depository institutions	4,739	13,076	30,375
Proceeds from sale of investment securities held-for-sale	152,644	716,996	5,403
Proceeds from repayment of investment securities available-for-sale	364,126	383,155	425,666
Proceeds from maturity of investment securities available-for-sale	7,109	24,651	28,620
Purchases of investment securities available-for-sale	(492,995)	(98,709)	(319,603)
Proceeds from repayment and maturity of investment securities held-to-maturity	114,569	81,816	118,540
Purchases of investment securities held-to-maturity	(47,587)	-	(42,400)
Net increase in equity investments	(16,488)	(24,863)	(1,470)
Net decrease (increase) in loan and lease finance receivables	231,105	(179,054)	(111,879)
Proceeds on eminent domain condemnation, net	5,685	3,425	-
Proceeds from sale of building, net	5,755	-	4,012
Purchase of premises and equipment	(5,522)	(4,194)	(4,893)
Proceeds from BOLI death benefit	1,660	2,383	2,653
Proceeds from sales of other real estate owned	523	8,067	-
Cash used in sale of branch, net	-	-	(25,266)
Cash acquired from acquisition, net of cash paid	-	(132,918)	28,325

Net cash provided by investing activities	325,323	811,081	140,035

Cash Flows from Financing Activities
Net decrease in other deposits	(36,926)	(444,316)	(50,611)
Net decrease in time deposits	(85,636)	(145,033)	(47,342)
Repayment of FHLB advances	-	(297,571)	-
Net (decrease) increase in other borrowings	(280,000)	114,000	(53,000)
Net decrease in customer repurchase agreements	(13,596)	(111,518)	(49,255)
Cash dividends on common stock	(95,352)	(65,966)	(57,047)
Repurchase of common stock	(2,640)	(7,760)	(1,128)
Proceeds from exercise of stock options	2,215	1,701	2,683

Net cash used in financing activities	(511,935)	(956,463)	(255,700)

Net increase in cash and cash equivalents	$21,570	$19,571	$22,744

Cash and cash equivalents, beginning of period	163,948	144,377	121,633

Cash and cash equivalents, end of period	$185,518	$163,948	$144,377

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$207,827	$152,003	$104,411

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of branch, net	-	-	(906)
Gain on sale of investment securities, net	(5)	-	(402)
Gain on eminent domain condemnation, net	(5,685)	-	(2,894)
Gain on sale of building, net	(4,776)	-	(542)
Gain on sale of other real estate owned	(105)	(3,540)	-
Increase in BOLI	(5,670)	(5,751)	(4,932)
Net amortization of premiums and discounts on investment securities	10,298	13,531	18,017
Accretion of discount for acquired loans, net	(28,831)	(15,400)	(5,159)
Recapture of loan losses	5,000	1,500	(8,500)
Recapture of provision for unfunded loan commitments	-	(250)	(400)
Payments to FDIC, loss share agreement	-	(64)	(519)
Stock-based compensation	5,548	3,508	2,953
Depreciation and amortization, net	22,036	8,349	2,657
Change in other assets and liabilities	2,545	11,067	34,625

Total adjustments	355	12,950	33,998

Net cash provided by operating activities	$208,182	$164,953	$138,409

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$4,889	$420	$-
Issuance of common stock for acquisition	$-	$722,767	$37,637

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2019
1.	BUSINESS
The consolidated financial statements include CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank” or “CBB”), after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp. The Company is also the common stockholder of CVB Statutory Trust III. CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810,
Consolidation
, this trust does not meet the criteria for consolidation.
The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized
businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 58 banking centers, one loan production office in Modesto, California and three trust office locations. The Company is headquartered in the city of Ontario, California.
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
Business Combinations
, included herein.

On August 10, 2018, we completed the acquisition of Community Bank (“CB”), headquartered in Pasadena, California with 16 banking centers located throughout the greater Los Angeles and Orange County areas and total assets of approximately $4.09 billion. Our condensed consolidated financial statements for 2018 include CB operations, post-merger. See Note 4 —
Business Combinations
, included herein.
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
Loans and Lease Finance Receivables
— Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, less deferred net loan origination fees and purchase price discounts. Purchase Credit Impaired (“PCI”) loans are those loans that when we acquired them were deemed to be impaired. PCI loans are included in total loans and lease finance receivables as of December 31, 2019 and 2018. Refer to Note 6 —
Loans and Lease Finance Receivables and Allowance for Loan Losses
for total loans, by type.
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
Interest on loans and lease finance receivables, is credited to income based on the principal amounts of such loans or receivables outstanding. Loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, interest shall not accrue on any loan for which payment in full of principal and interest is not expected, or when the loan becomes 90 days past due, unless the loan is both well secured and in the process of collection. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors, and this determination involves significant judgment. When an asset is placed on nonaccrual
status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method.
Nonaccrual
loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months
. A
nonaccrual
loan may return to accrual status sooner based on other significant events or mitigating circumstances. This policy is consistently applied to all types of loans and lease finance receivables.
Purchased Loans
— Purchased loans are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired through acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated for impairment as of the acquisition date and are accounted for as “acquired non-impaired” or “purchased credit impaired” loans.
Acquired non-impaired loans
— Acquired non-impaired loans are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non-impaired loans, together with originated loans, are referred to as Non-PCI loans. Purchase discounts or premiums on acquired non-impaired loans are recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.
Purchased credit impaire
d loans
—

PCI loans and are accounted for in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that collection of all contrac tually required payments is unlikely. We apply PCI loan accounting when we acquire loans deemed to be impaired, and as a general policy election when we acquire a portfolio of loans in a distressed bank acquisition. As our gross PCI loan portfolio represented approximately 0.2% of total loans as of
December 31, 2018, beginning with June 30, 2019 PCI loans were accounted for and combined with
Non-PCI
loans

and were reflected in total loans and lease finance receivables.
Troubled Debt Restructurings
— Loans are reported as a Troubled Debt Restructuring (“TDR”) if the borrower is deemed to be financially troubled, and the Company grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions, which in turn result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. As a result of these concessions, restructured loans are considered impaired
.
In situations where the Company has determined that the borrower is experiencing financial difficulties and is evaluating whether a concession is insignificant, and therefore does not result in a TDR, such analysis is based on an evaluation of both the amount and the timing of the restructured payments, including the following factors:
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
Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as TDRs, which are considered and accounted for as impaired loans. A loan that has been placed on nonaccrual status that is subsequently restructured will remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period of time, generally for a minimum of six months. A restructured loan may return to accrual status sooner based on other significant events or circumstances.
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
In the first phase, individual loans are reviewed to identify loans for impairment. Impairment is measured based on the Company’s policy. The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, dairy & livestock and agribusiness loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The Bank aggregates loans with similar risk characteristics into eight (8) segments in order to capture sufficient loss observations, and to produce more reliable historical loss rates for a given segment. The Bank’s methodology employs a look back period based on a through-the-cycle
time frame beginning with the first quarter of 2009 through the fourth quarter of 2019. This time period continues to expand by one quarter until such time the current economic cycle ends, triggered by independent evidence that a recession has begun. The through-the-cycle
look back period produces meaningful results that more appropriately reflect the level of incurred losses in the Bank’s loan portfolio given the current, extended credit cycle.

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
Reserve for Unfunded Loan Commitments
— The reserve for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments at the same time as it evaluates credit risk associated with the loan and lease portfolio. We use the historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded loan commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded loan commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded loan commitments by credit risk-rating to derive the reserve for unfunded loan commitments, similar to funded loans. The reserve for unfunded loan commitments also includes certain qualitative allocations as deemed appropriate by management. We include the reserve for unfunded loan commitments in other liabilities and the related provision in other noninterest expense.
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
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was no recorded impairment as of December 31, 2019.
Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.
Use of Fair Value
— We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale
and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a non-recurring
basis, such as impaired loans and OREO. These
non-recurring
fair value adjustments typically involve application of
lower-of-cost-or
-market
accounting or write-downs of individual assets. Further, we include in Note 19 —
Fair Value Information
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
method. The
two-class
method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities. All outstanding unvested share-based payment awards that contain rights to non-forfeitable
dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 16 —
Earnings Per Share Reconciliation
of these consolidated financial statements.
Stock-Based Compensation
— Consistent with the provisions of ASC 718,
Stock Compensation
, we recognize expense for the grant date fair value of stock options and restricted shares issued to employees, officers and non-employee
directors over the requisite service periods (generally the vesting period). The service periods may be subject to performance conditions.
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
Additional information is included in Note 17 —
Stock-Based Compensation Plans
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
Upon adoption of ASU
2017-12,
all changes in fair value for cash flow hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes, including any ineffectiveness as long as the hedge remains highly effective. The Company currently does not designate any derivative financial instruments as qualifying hedging relationships, and therefore, does not utilize hedge accounting.
Statement of Cash Flows
— Cash and cash equivalents, as reported in the statements of cash flows, include cash and due from banks, interest-bearing balances due from depository institutions and federal funds sold with original maturities of three months or less. Cash flows from loans and deposits are reported net.
CitizensTrust
— This division provides trust, investment and brokerage related services and asset management, as well as financial planning, estate planning, retirement planning, and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena,

Ontario and Newport Beach. At December 31, 2019, CitizensTrust had approximately $2.86 billion in assets under management and administration, including $2.01 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
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
Other Contingencies
— In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 14 —
Commitments and Contingencies
at December 31, 2019, the Company does not have any material litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.
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
In February 2016, FASB issued ASU No.
 2016-02,
“Leases (Topic 842).” ASU
2016-02
establishes a
right-of-use
(“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU
2018-10,
“Codification Improvements to Topic 842, Leases,” which clarifies and corrects errors in ASC 842. The effective date and transition requirements of ASU
2018-10
are the same as the effective date and transition requirements of
2016-02.
In July 2018, the FASB issued ASU No.
 2018-11,
“Leases (Topic 842): Targeted Improvements,” which creates a new optional transition method for implementing the new standard on leases, ASU No.
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
2016-02.
Practical Expedients to Topic 842, Leases
— The Company elected several practical expedients made available by the FASB. The Company elected not to restate comparative financial statements upon adoption of the new accounting standard. In addition, the Company elected the package of practical expedients whereby the Company did not reassess (i) whether existing contracts are, or contain, leases, and (ii) lease classification for existing leases. Lastly, the Company elected not to separate lease and non-lease
components in determining the consideration in the lease agreement.
The Company’s leasing portfolio consists of real estate leases, which are used primarily for the banking operations of the Company. All leases in the current portfolio have been classified as operating leases, although this may change in the future. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The adoption of this ASU during the first quarter of 2019 did not have a material impact on the Company’s consolidated financial statements. At adoption, the Company recognized a lease liability and a corresponding ROU asset of approximately $20 million on the consolidated balance sheet related to its future lease payments as a lessee under operating leases. See Note
2
3 —

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
In January 2017, the FASB issued ASU No.
 2017-04,
“Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU
2017-04
eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company adopted this ASU as of December 31, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 10, 2018 acquisition date. The purchase price allocation was finalized in the second quarter of 2019. The change in goodwill resulted from finalizing the fair value of impaired loans. The application of the acquisition method of accounting resulted in the recognition of goodwill of $
547.1
 million and a core deposit intangible (“CDI”) of $
52.2
 million, or
2.26
% of core deposits. Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.
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
For the year ended December 31, 2019, the Company incurred merger related expenses associated with the CB acquisition of $6.4 million, compared to $16.4 million for the year ended December 31, 2018.
For illustrative purposes only, the following table presents certain unaudited pro forma information for the years ended December 31, 201
8
and 201
7
. This unaudited estimated pro forma financial information was calculated as if CB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of CB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

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

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,185,757	$21,306	$(750)	$1,206,313	69.32%
CMO/REMIC	493,214	1,392	(896)	493,710	28.37%
Municipal bonds	38,506	850	(2)	39,354	2.26%
Other securities	880	-	-	880	0.05%

Total available-for-sale securities	$1,718,357	$23,548	$(1,648)	$1,740,257	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$117,366	$2,280	$(657)	$118,989	17.40%
Mortgage-backed securities	168,479	2,083	(54)	170,508	24.98%
CMO/REMIC	192,548	-	(2,458)	190,090	28.55%
Municipal bonds	196,059	3,867	(565)	199,361	29.07%

Total held-to-maturity securities	$674,452	$8,230	$(3,734)	$678,948	100.00%

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,494,106	$1,348	$(20,946)	$1,474,508	85.03%
CMO/REMIC	217,223	353	(3,525)	214,051	12.34%
Municipal bonds	45,621	332	(1,143)	44,810	2.59%
Other securities	716	-	-	716	0.04%
Total available-for-sale securities	$1,757,666	$2,033	$(25,614)	$1,734,085	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$138,274	$572	$(2,622)	$136,224	18.57%
Mortgage-backed securities	153,874	-	(3,140)	150,734	20.67%
CMO/REMIC	215,336	-	(12,081)	203,255	28.93%
Municipal bonds	236,956	556	(6,188)	231,324	31.83%
Total held-to-maturity securities	$744,440	$1,128	$(24,031)	$721,537	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$38,189	$44,423	$47,596
Tax-advantaged	1,141	1,565	2,182

Total interest income from available-for-sale securities	39,330	45,988	49,778

Investment securities held-to-maturity:
Taxable	11,498	11,848	12,558
Tax-advantaged	5,890	7,053	8,457

Total interest income from held-to-maturity securities	17,388	18,901	21,015

Total interest income from investment securities	$56,718	$64,889	$70,793

Approximately 90% of the total investment securities portfolio at December 31, 2019 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018. Management has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be OTTI.

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$20,289	$(6)	$97,964	$(744)	$118,253	$(750)
CMO/REMIC	177,517	(705)	34,565	(191)	212,082	(896)
Municipal bonds	-	-	563	(2)	563	(2)

Total available-for-sale securities	$197,806	$(711)	$133,092	$(937)	$330,898	$(1,648)

Investment securities held-to-maturity:
Government agency/GSE	$28,359	$(252)	$19,405	$(405)	$47,764	$(657)
Mortgage-backed securities	10,411	(54)	-	-	10,411	(54)
CMO/REMIC	23,897	(104)	166,193	(2,354)	190,090	(2,458)
Municipal bonds	7,583	(32)	29,981	(533)	37,564	(565)

Total held-to-maturity securities	$70,250	$(442)	$215,579	$(3,292)	$285,829	$(3,734)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$692,311	$(4,864)	$593,367	$(16,082)	$1,285,678	$(20,946)
CMO/REMIC	36,582	(365)	135,062	(3,160)	171,644	(3,525)
Municipal bonds	9,568	(188)	14,181	(955)	23,749	(1,143)

Total available-for-sale securities	$738,461	$(5,417)	$742,610	$(20,197)	$1,481,071	$(25,614)

Investment securities held-to-maturity:
Government agency/GSE	$7,479	$ (15)	$54,944	$(2,607)	$62,423	$(2,622)
Mortgage-backed securities	59,871	(484)	90,863	(2,656)	150,734	(3,140)
CMO/REMIC	-	-	203,254	(12,081)	203,254	(12,081)
Municipal bonds	70,989	(778)	77,723	(5,410)	148,712	(6,188)

Total held-to-maturity securities	$138,339	$(1,277)	$426,784	$(22,754)	$565,123	$(24,031)

The following summarizes our analysis of these securities and the unrealized losses.
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

I
nterest is received throughout the life of the security. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bond
s
.
Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 3.5 years. Of the total MBS/CMO, 100.00% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no
credit-related OTTI recognized in earnings for the years ended December 31, 2019 and 2018.
Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 9.0 years, represented approximately 10% of the total investment portfolio and are predominately AA or higher rated securities. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments are not considered OTTI at December 31, 2019.
At December 31, 2019 and 2018, investment securities having a carrying value of approximately $1.64 billion and $1.66 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at December 31, 2019, by contractual maturity, are shown in the table below. Although mortgage-backed securities and CMO/REMIC have contractual maturities through 205
8
, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2019
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$16,048	$16,175	$-	$-
Due after one year through five years	1,414,580	1,435,647	339,132	338,758
Due after five years through ten years	266,108	266,349	140,143	141,903
Due after ten years	21,621	22,086	195,177	198,287

Total investment securities	$1,718,357	$1,740,257	$674,452	$678,948

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition.
No
impairment losses have been recorded through December 31, 2019.

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
Summary of Significant Accounting Policies
. At December 31, 2019 and December 31, 2018, the remaining

discount associated with the PCI loans was zero and our total gross PCI loan portfolio represented less than 0.2% of total gross loans and leases at December 31, 2019 and December 31, 2018. Beginning with June 30, 2019, PCI loans were accounted for and combined with
Non-PCI
loans and were reflected in total loans and lease finance receivables.
The following table provides a summary of total loans and lease finance receivables by type.

	December 31, 2019	December 31, 2018
	Total Loans and Leases	Non-PCI Loans and Leases	PCI Loans	Total Loans and Leases
	(Dollars in thousands)
Commercial and industrial	$935,127	$1,002,209	$519	$1,002,728
SBA	305,008	350,043	1,258	351,301
Real estate:
Commercial real estate	5,374,617	5,394,229	14,407	5,408,636
Construction	116,925	122,782	-	122,782
SFR mortgage	283,468	296,504	145	296,649
Dairy & livestock and agribusiness	383,709	393,843	700	394,543
Municipal lease finance receivables	53,146	64,186	-	64,186
Consumer and other loans	116,319	128,429	185	128,614

Gross loans	7,568,319	7,752,225	17,214	7,769,439
Less: Deferred loan fees, net	(3,742)	(4,828)	-	(4,828)

Gross loans, net of deferred loan fees	7,564,577	7,747,397	17,214	7,764,611
Less: Allowance for loan losses	(68,660)	(63,409)	(204)	(63,613)

Total loans and lease finance receivables	$7,495,917	$7,683,988	$17,010	$7,700,998

As of December 31, 2019, 76.31% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 71.01% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2019, $241.8 million, or 4.50% of the total commercial real estate loans included loans secured by farmland, compared to $231.0 million, or 4.27%, at

December
31
,
2018
. The loans secured by farmland included $
125.9
 million for loans secured by dairy & livestock land and $
115.9
 million for loans secured by agricultural land at December
31
,
2019
, compared to $
126.9
 million for loans secured by dairy & livestock land and $
104.1
 million for loans secured by agricultural land at December
31
,
2018
. As of December
31
,
2019
, dairy & livestock and agribusiness loans of $
383.7
 million were comprised of $
323.5
 million for dairy & livestock loans and $
60.2
 million for agribusiness loans, compared to $
340.5
 million for dairy & livestock loans and $
54.0
 million for agribusiness loans at December
31
,
2018
.
At December 31, 2019, the Company held approximately $3.86 billion of total fixed rate loans.
At December 31, 2019 and 2018, loans totaling $6.03 billion and $5.71 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.
There were no outstanding loans
held-for-sale
as of December 31, 2019 and 2018.

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

The following table summarizes loans by type, according to our internal risk ratings as of the dates presented.

	December 31, 2019
	Pass	Special Mention	Substandard (1)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$895,234	$35,473	$4,420	$-	$935,127
SBA	283,430	11,032	10,546	-	305,008
Real estate:
Commercial real estate
Owner occupied	1,977,007	78,208	28,435	-	2,083,650
Non-owner occupied	3,280,580	10,005	382	-	3,290,967
Construction
Speculative	106,895	-	-	-	106,895
Non-speculative	10,030	-	-	-	10,030
SFR mortgage	280,010	1,957	1,501	-	283,468
Dairy & livestock and agribusiness	320,670	35,920	27,119	-	383,709
Municipal lease finance receivables	52,676	470	-	-	53,146
Consumer and other loans	114,870	421	1,028	-	116,319

Total gross loans	$7,321,402	$173,486	$73,431	$-	$7,568,319

(1)	Includes $26.8 million of classified loans acquired from CB in the third quarter of 2018.

	December 31, 2018 (1)
	Pass	Special Mention	Substandard (2)	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$961,909	$29,358	$10,942	$-	$1,002,209
SBA	336,033	7,375	6,635	-	350,043
Real estate:
Commercial real estate
Owner occupied	2,008,169	95,841	13,980	-	2,117,990
Non-owner occupied	3,260,822	9,938	5,479	-	3,276,239
Construction
Speculative	118,233	-	-	-	118,233
Non-speculative	4,549	-	-	-	4,549
SFR mortgage	289,607	3,310	3,587	-	296,504
Dairy & livestock and agribusiness	350,044	34,586	9,213	-	393,843
Municipal lease finance receivables	63,650	536	-	-	64,186
Consumer and other loans	126,085	1,263	1,081	-	128,429

Total gross loans	$7,519,101	$182,207	$50,917	$-	$7,752,225

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

Management believes that the ALLL was appropriate at December 31, 2019 and 2018. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for loan losses in the future.
The following tables present the balance and activity related to the allowance for loan losses for held-for-investment
loans by type for the periods presented.

	Year Ended December 31, 2019
	Ending Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance December 31, 2019
	(Dollars in thousands)
Commercial and industrial	$7,528	$(48)	$255	$1,145	$8,880
SBA	1,078	(321)	9	687	1,453
Real estate:
Commercial real estate	45,097	-	-	3,532	48,629
Construction	981	-	12	(135)	858
SFR mortgage	2,197	-	196	(54)	2,339
Dairy & livestock and agribusiness	5,225	(78)	19	89	5,255
Municipal lease finance receivables	775	-	-	(152)	623
Consumer and other loans	732	(7)	10	(112)	623

Total allowance for loan losses	$63,613	$(454)	$501	$5,000	$68,660

	Year Ended December 31, 2018
	Ending Balance December 31, 2017	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance December 31, 2018
	(Dollars in thousands)
Commercial and industrial	$7,280	$(10)	$82	$168	$7,520
SBA	869	(257)	20	430	1,062
Real estate:
Commercial real estate	41,722	-	-	3,212	44,934
Construction	984	-	2,506	(2,509)	981
SFR mortgage	2,112	(13)	51	46	2,196
Dairy & livestock and agribusiness	4,647	-	19	549	5,215
Municipal lease finance receivables	851	-	-	(76)	775
Consumer and other loans	753	(11)	141	(157)	726
PCI loans	367	-	-	(163)	204

Total allowance for loan losses	$59,585	$(291)	$2,819	$1,500	$63,613

	Year Ended December 31, 2017
	Ending Balance December 31, 2016	Charge-offs	Recoveries	(Recapture of) Provision for Loan Losses	Ending Balance December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$8,154	$(138)	$118	$(854)	$7,280
SBA	871	-	78	(80)	869
Real estate:
Commercial real estate	37,443	-	154	4,125	41,722
Construction	1,096	-	6,036	(6,148)	984
SFR mortgage	2,287	-	212	(387)	2,112
Dairy & livestock and agribusiness	8,541	-	19	(3,913)	4,647
Municipal lease finance receivables	941	-	-	(90)	851
Consumer and other loans	988	(13)	79	(301)	753
PCI loans	1,219	-	-	(852)	367

Total allowance for loan losses	$61,540	$(151)	$6,696	$(8,500)	$59,585

The following tables present the recorded investment in loans held-for-investment
and the related allowance for loan losses by loan type, based on the Company’s methodology for determining the allowance for loan losses for the periods presented. Acquired loans are also supported by a credit discount established through the determination of fair value for the acquired loan portfolio.

	December 31, 2019
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial and industrial	$1,344	$933,783	$251	$8,629
SBA	2,568	302,440	257	1,196
Real estate:
Commercial real estate	1,121	5,373,496	-	48,629
Construction	-	116,925	-	858
SFR mortgage	2,979	280,489	-	2,339
Dairy & livestock and agribusiness	-	383,709	-	5,255
Municipal lease finance receivables	-	53,146	-	623
Consumer and other loans	377	115,942	-	623

Total	$8,389	$7,559,930	$508	$68,152

	December 31, 2018
	Recorded Investment in Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
	(Dollars in thousands)
Commercial and industrial	$7,625	$994,584	$-	$3	$7,517	$-
SBA	3,467	346,576	-	-	1,062	-
Real estate:
Commercial real estate	6,540	5,387,689	-	478	44,456	-
Construction	-	122,782	-	-	981	-
SFR mortgage	5,349	291,155	-	-	2,196	-
Dairy & livestock and agribusiness	78	393,765	-	12	5,203	-
Municipal lease finance receivables	-	64,186	-	-	775	-
Consumer and other loans	486	127,943	-	68	658	-
PCI loans	-	-	17,214	-	-	204

Total	$23,545	$7,728,680	$17,214	$561	$62,848	$204

Past Due and Nonperforming Loans

The following tables present the recorded investment in, and the aging of, past due and nonaccrual loans, by type of loans as of the dates presented.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3) (4)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$2	$-	$2	$1,266	$933,859	$935,127
SBA	870	532	1,402	2,032	301,574	305,008
Real estate:
Commercial real estate
Owner occupied	-	-	-	479	2,083,171	2,083,650
Non-owner occupied	-	-	-	245	3,290,722	3,290,967
Construction
Speculative (2)	-	-	-	-	106,895	106,895
Non-speculative	-	-	-	-	10,030	10,030
SFR mortgage	6	243	249	878	282,341	283,468
Dairy & livestock and agribusiness	-	-	-	-	383,709	383,709
Municipal lease finance receivables	-	-	-	-	53,146	53,146
Consumer and other loans	-	-	-	377	115,942	116,319

Total gross loans, excluding PCI loans	$878	$775	$1,653	$5,277	$7,561,389	$7,568,319

(1)	As of December 31, 2019, $1.2 million of nonaccruing loans were current, $59,000 were 30-59 days past due, $1.1 million were 60-89 days past due , and $2.9 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Includes $3.5 million of nonaccrual loans acquired from CB in the third quarter of 2018.
(4)	Excludes $2.0 million of guaranteed portion of nonaccrual SBA loans that are in process of collection.

	December 31, 2018 (1)
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (2) (4)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$820	$89	$909	$7,490	$993,810	$1,002,209
SBA	1,172	135	1,307	2,892	345,844	350,043
Real estate:
Commercial real estate
Owner occupied	2,439	350	2,789	589	2,114,612	2,117,990
Non-owner occupied	-	-	-	5,479	3,270,760	3,276,239
Construction
Speculative (3)	-	-	-	-	118,233	118,233
Non-speculative	-	-	-	-	4,549	4,549
SFR mortgage	-	285	285	2,937	293,282	296,504
Dairy & livestock and agribusiness	-	-	-	78	393,765	393,843
Municipal lease finance receivables	-	-	-	-	64,186	64,186
Consumer and other loans	-	-	-	486	127,943	128,429

Total gross loans, excluding PCI loans	$4,431	$859	$5,290	$19,951	$7,726,984	$7,752,225

(1)	Excludes PCI loans.
(2)	As of December 31, 2018, $2.3 million of nonaccruing loans were current, $33,000 were 30-59 days past due, $57,000 were 60-89 days past due, and $17.6 million were 90+ days past due.
(3)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(4)	Includes $12.3 million of nonaccrual loans acquired from CB in the third quarter of 2018.
Impaired Loans
At December 31, 2019, the Company had impaired loans of $8.4 million. Impaired loans included $2.0 million of nonaccrual SBA

loans, $1.3
million of nonaccrual commercial and industrial
loans, $878,000
of
nonaccrual SFR mortgage

loans, $724,000
of nonaccrual commercial real estate loans, and $377,000 of nonaccrual consumer and other loans. These impaired loans included $3.4 million of loans whose terms were modified in a troubled debt restructuring, of which $244,000 are classified as nonaccrual. The remaining balance of $3.1 million consisted of 12 loans performing according to the restructured terms. The impaired loans had a specific allowance of $508,000 at December 31, 2019
. At December 31, 2018, the Company had classified as impaired, loans with a balance of $23.5 million with a related allowance of $561,000.

The following tables present information for
held-for-investment
loans, individually evaluated for impairment by type of loans, as of and for the periods presented.

	Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,091	$1,261	$-	$1,369	$4
SBA	2,243	2,734	-	2,389	41
Real estate:
Commercial real estate
Owner occupied	479	613	-	505	-
Non-owner occupied	642	643	-	681	26
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	2,979	3,310	-	3,043	86
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	377	514	-	396	-

Total	7,811	9,075	-	8,383	157

With a related allowance recorded:
Commercial and industrial	253	347	251	699	-
SBA	325	324	257	327	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	578	671	508	1,026	-

Total impaired loans	$8,389	$9,746	$508	$9,409	$157

	Year Ended December 31, 2018 (1)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$7,436	$11,457	$-	$7,718	$7
SBA	3,467	5,746	-	3,919	44
Real estate:
Commercial real estate
Owner occupied	589	705	-	624	-
Non-owner occupied	2,808	4,324	-	4,585	32
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,349	6,270	-	5,484	80
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	418	526	-	459	-

Total	20,067	29,028	-	22,789	163

With a related allowance recorded:
Commercial and industrial	189	191	3	203	-
SBA	-	-	-	-	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	3,143	3,144	478	3,144	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	78	78	12	78	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	68	100	68	76	-

Total	3,478	3,513	561	3,501	-

Total impaired loans	$23,545	$32,541	$561	$26,290	$163

	Ye ar Ended December 31, 2017 (1)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$440	$980	$-	$548	$10
SBA	1,530	1,699	-	1,598	47
Real estate:
Commercial real estate
Owner occupied	4,365	4,763	-	4,414	36
Non-owner occupied	3,768	5,107	-	3,951	94
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	4,040	4,692	-	4,119	118
Dairy & livestock and agribusiness	829	1,091	-	988	1
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	174	370	-	202	-

Total	15,146	18,702	-	15,820	306

With a related allowance recorded:
Commercial and industrial	-	-	-	-	-
SBA	1	18	1	6	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	378	391	74	385	-

Total	379	409	75	391	-

Total impaired loans	$15,525	$19,111	$75	$16,211	$306

(1)	Excludes PCI loans.
Reserve for Unfunded Loan Commitments
The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments at the same time as it evaluates credit risk associated with the loan and lease portfolio. As a result of the acquisition of CB, the reserve for unfunded loan commitments increased by $2.9 million in 2018. There was no provision or recapture of provision for unfunded commitments for the year ended December 31, 2019, compared with a recapture of provision for unfunded loan commitments of $250,000 for the year ended December 31, 2018 and a recapture of provision for unfunded loan commitments of $400,000 for the year ended December 31, 2017. As of December 31, 2019 and 2018, the balance in this reserve was $9.0 million and was included in other liabilities.

Troubled Debt Restructurings
Loans that are reported as TDRs are considered impaired and
charge-off
amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 —
Summary of Significant Accounting Policies, Troubled Debt Restructurings
, included herein.
As of December 31, 2019, there were $3.4 million of loans classified as a TDR, of which $244,000 were nonperforming and $3.1 million were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2019, performing TDRs were comprised of eight SFR mortgage loans of $2.1 million, one SBA loan of $536,000, one commercial real estate loan of $397,000, and two commercial and industrial loans of $78,000.
The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have allocated zero and $490,000 of specific allowance to TDRs as of December 31, 2019 and December 31, 2018, respectively.
The following table provides a summary of the activity related to TDRs for the periods presented.

	Year Ended December 31,
	2019	2018 (1)
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$3,594	$4,809
New modifications	-	311
Payoffs/payments, net and other	(482)	(1,526)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$3,112	$3,594

Nonperforming TDRs:
Beginning balance	$3,509	$4,200
New modifications	-	316
Charge-offs	(78)	-
Transfer to OREO	(2,275)	-
Payoffs/payments, net and other	(912)	(1,007)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$244	$3,509

Total TDRs	$3,356	$7,103

(1)	Excludes PCI loans.
There were no loans that were modified as TDRs for the year ended December 31, 2019.

The following tables summarize loans modified as TDRs for the periods presented
.
Modifications (1)

Year Ended December 31, 2018 (2)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2018	Financial Effect Resulting From Modifications (3)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	1	38	38	20	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	311	311	300	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	278	278	267	-

Total loans	3	$627	$627	$587	$-

12
9

Year Ended December 31, 2017 (2)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2017	Financial Effect Resulting From Modifications (3)
(Dollars in thousands)
Commercial and industrial:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Real estate:
Commercial real estate:
Owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Non-owner occupied
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	3,143	3,143	3,143	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	1,984	1,984	78	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$5,127	$5,127	$3,221	$-

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.

(2)	Excludes PCI loans.

(3)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.

As of December 31, 2019 and 2018, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted. As of December 31, 2017, there was one
commercial real estate loan with an outstanding balance of $
3.1
 million that
was
previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted.
7.	OTHER REAL ESTATE OWNED
The following table summarizes the activity related to total OREO for the periods presented.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$420	$4,527
Additions	4,889	420
Dispositions	(420)	(4,527)
Valuation adjustments	-	-

Balance, end of period	$4,889	$420

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill for the periods presented.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$666,539	$116,564
Addition due to acqusition	-	549,975
Measurement period adjustments	(2,832)	-

Balance, end of period	$663,707	$666,539

The following summarizes changes in CDI and the related accumulated amortization for the periods presented.

	Year Ended December 31,
	2019			2018
	Gross CDI Amount	Accumulated Amortization	Net CDI Amount	Gross CDI Amount	Accumulated Amortization	Net CDI Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$93,297	$(39,513)	$53,784	$41,097	$(34,259)	$6,838
Addition due to acquisition s	-			52,200

Balance of intangible assets, end of period	$93,297	$(50,311)	$42,986	$93,297	$(39,513)	$53,784

Aggregate amortization expense:
For year ended December 31,	$10,798			$5,254
Estimated Amortization Expense:
For the year ending December 31, 2020	$9,352
For the year ending December 31, 2021	8,240
For the year ending December 31, 2022	7,126
For the year ending December 31, 2023	6,010
Thereafter	12,258

At December 31, 2019 the weighted average remaining life of intangible assets is approximately 2.89 years.
9.	PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following as of the dates presented.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Land	$19,188	$19,929
Bank premises	68,387	73,188
Furniture and equipment	27,540	29,020

Premises and equipment, gross	115,115	122,137
Accumulated depreciation and amortization	(61,137)	(63,944)

Premises and equipment, net	$53,978	$58,193

For the first six months of 2019, a total of 10 banking centers were consolidated, including nine former CB centers. In 2019, the Bank recognized $4.8 million in net gain on the sale of our bank owned buildings.

Total depreciation and amortization expense was approximately $6.8 million, $6.5 million and $4.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
10.	OTHER ASSETS
Other assets were comprised of the following
as of
the d
ate
s presented.

	December 31,
	2019	2018
	(Dollars in thousands)
Prepaid expenses	$6,571	$6,393
Interest rate swaps	11,502	1,938
ROU assets	18,522	-
Affordable housing investments	12,452	15,995
Other investments	45,540	33,031
Other assets	15,550	10,450

Total	$110,137	$67,807

11.	INCOME TAXES

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
re-measurement
of our deferred taxes assets (“DTA”).
The current and deferred amounts of income tax expense consist of the following.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current provision:
Federal	$51,564	$31,055	$44,153
State	29,487	20,546	17,151

	81,051	51,601	61,304

Deferred provision:
Federal	486	5,158	20,926
State	1,710	2,353	2,154

	2,196	7,511	23,080

Total	$83,247	$59,112	$84,384

Income tax asset consists of the following.

	December 31,
	2019	2018
	(Dollars in thousands)
Current:
Federal	$5,890	$12,303
State	3,456	6,800

	9,346	19,103

Deferred:
Federal	17,580	27,334
State	8,661	15,737

	26,241	43,071

Total	$35,587	$62,174

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes.
The components of the net deferred tax asset are as follows.

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$24,282	$22,402
Net operating loss carryforward	75	141
Deferred compensation	6,942	6,109
PCI loans	2,299	2,556
California franchise tax	4,281	837
Accrued expense	4,831	4,865
Unrealized loss on investment securities, net	-	7,508
Acquired loan discounts	15,180	25,555
Lease liability	6,175	-
Other, net	1,453	2,624

Gross deferred tax asset	65,518	72,597

Deferred tax liabilities:
Depreciation	3,895	4,440
Intangibles - acquisitions	16,941	19,843
FHLB Stock	2,525	2,527
Deferred income	3,055	2,716
Right of use asset	5,893	-
Unrealized gain on investment securities, net	6,968	-

Gross deferred tax liability	39,277	29,526

Net deferred tax asset	$26,241	$43,071

Annual Effective Tax Rate
The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	Year Ended December 31,
	2019			2018		2017
	Amount	Percent		Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$61,126	21.0%		$44,334	21.0%	$66,078	35.0%
State franchise taxes, net of federal benefit	24,430	8.4%		17,905	8.5%	12,903	6.9%
Tax-exempt income	(3,081)	(1.1	% )	(2,991)	(1.4%)	(4,450)	(2.4%)
Tax credits	(2,153)	(0.7	% )	(1,451)	(0.7%)	(1,096)	(0.6%)
Deferred tax asset revaluation adjustment	-	-		-	-	13,208	7.0%
Other, net	2,925	1.0%		1,315	0.6%	(2,259)	(1.2%)

Provision for income taxes	$83,247	28.6%		$59,112	28.0%	$84,384	44.7%

There were no unrecognized tax benefits at December 31, 2019 and 2018. The Company records interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.
The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 201
5
 through 2019 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2013 through 2019 are open to audit by state authorities.

12.	DEPOSITS
The composition of deposits is summarized for the periods presented in the table below.

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$5,245,517	60.26%	$5,204,787	58.96%
Interest-bearing deposits
Investment checking	454,565	5.22%	460,972	5.22%
Money market	2,158,161	24.79%	2,236,018	25.33%
Savings	400,377	4.60%	393,769	4.46%
Time deposits	446,308	5.13%	531,944	6.03%

Total deposits	$8,704,928	100.00%	$8,827,490	100.00%

Time deposits with balances of $250,000 or more amounted to approximately $107.9 million and $125.4 million at December 31, 2019 and 2018, respectively. Interest expense on such deposits amounted to approximately $926,000, $1.1 million and $545,000, for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2019
Year of maturity:	(Dollars in thousands)
2020	$367,102
2021	58,488
2022	9,487
2023	1,616
2024 and thereafter	9,615

Total	$446,308

13.	BORROWINGS
Customer Repurchase Agreements
The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of December 31, 2019, total funds borrowed under these agreements were $428.7 million with a weighted average interest rate of 0.44%, compared to $442.3 million with a weighted average rate of 0.39% at December 31, 2018.
Federal Home Loan Bank Advances
At December 31, 2019 and 2018, there were no outstanding FHLB advances.
At December 31, 2019, $6.03 billion of loans and $1.64 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Other Borrowings
At December 31, 2019, the
Bank had no short-term borrowings, compared
to $280.0 million short-term borrowings with the FHLB at a cost of 2.53% at December 31, 2018.
Junior Subordinated Debentures
On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securitie
s
 and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debentures, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2019, these securities continue to be outstanding.

14.	COMMITMENTS AND CONTINGENCIES
Commitments
At December 31, 2019 and 2018, the Bank had commitments to extend credit of approximately $1.54 billion and $1.69 billion, respectively, and obligations under letters of credit of $53.1 million and $54.3 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet
instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $9.0 million as of December 31, 2019 and 2018 included in other liabilities.
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
At December 31, 2019, the Bank has available lines of credit totaling $4.18 billion from correspondent banks, FHLB and Federal Reserve Bank of which $3.79 billion were secured
.
Other Contingencies
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

15.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plans
As of December 31, 2019, the Company has various deferred compensation plans, and severance arrangements it assumed through the acquisition of other banks in prior years. These plans require the Company to make periodic payments to former employees upon retirement, upon a change in control, and in certain instances, to beneficiaries of former employees upon death. Payments made by the Company under these plans and
agreements totaled approximately $1.0 million, $1.4 million, and $1.6 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. The total expense recorded by the Company for these deferred compensation agreements was approximately $1.6 million, $1.1 million, and $1.2 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.
On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company during the years ended December 31, 2019, 2018 and 2017.
On March 31, 2007, the Company approved the Executive
Non-qualified
Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees. The Bank, however, does fund the cost of these plans through the purchase of life insurance policies, which are recorded in other assets of the consolidated balance sheets. At December 31, 2019 and 2018, the amount of deferred compensation liability was $2.9 million and $2.4 million, respectively.
401(k) and Profit Sharing Plan
The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching,
to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $4.1 million for 2019, $3.5 million for 2018, and $3.2 million for 2017.
16.	EARNINGS PER SHARE RECONCILIATION
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2019, 2018 and 2017, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 183,000, 160,000 and 9,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$207,827	$152,003	$104,411
Less: Net earnings allocated to restricted stock	488	429	382

Net earnings allocated to common shareholders	$207,339	$151,574	$104,029

Weighted average shares outstanding	139,757	121,670	109,409

Basic earnings per common share	$1.48	$1.25	$0.95

Diluted earnings per common share:
Net income allocated to common shareholders	$207,339	$151,574	$104,029

Weighted average shares outstanding	139,757	121,670	109,409
Incremental shares from assumed exercise of outstanding options	177	287	398

Diluted weighted average shares outstanding	139,934	121,957	109,807
Diluted earnings per common share	$1.48	$1.24	$0.95

17.	STOCK-BASED COMPENSATION PLANS
In May 2018, the shareholders approved the 2018 Equity Plan which authorizes the issuance of up to 9,000,000 shares of CVB’s common stock for eligible participants, which include all of the Company’s employees, officers, and directors, and expires in 2028. The plan authorizes the issuance of a variety of types of equity awards, which include incentive stock options, non-qualified
stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards. The 2018 Equity Plan replaced the 2008 Equity Incentive Plan. No further grants will be made under the 2008 Equity Incentive Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2019, we have 312,500 outstanding options, unvested RSAs under our 2008 Equity Incentive Plan.
Stock Options
The Company expensed $352,000, $400,000, and $399,000, for the years ended December 31, 2019, 2018 and 2017, respectively.
The estimated fair value of the options granted during 2019 and prior years was calculated using the Black-Scholes options pricing model. There were 1,500, 140,500 and 11,500 options granted during 2019, 2018 and 2017, respectively. The options will vest, in equal installments, over a five-year period
.

The fair value of each stock option granted in 2019, 2018 and 2017, was estimated on the date of grant using the following weighted-average assumptions.

	Year Ended December 31,
	2019	2018	2017
Dividend yield	2.4%	2.4%	2.2%
Volatility	23.3%	25.4%	29.6%
Risk-free interest rate	2.5%	2.9%	1.8%
Expected life	5.4 years	5.4 years	5.6 years
Weighted average grant date fair value	$4.35	$5.08	$5.17

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
2016-09
in 2017, the Company elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period.
The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2019.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2019	532	$16.73
Granted	2	23.12
Exercised	(161)	13.78
Forfeited or expired	(14)	19.00

Outstanding at December 31, 2019	359	$17.99	6.05	$1,587

Vested or expected to vest at December 31, 2019	359	$17.99	6.05	$1,587
Exercisable at December 31, 2019	212	$15.58	4.76	$1,364
The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $2.2 million and $3.8 million, respectively.
As of December 31, 2019, there was a total of $564,000 in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of options vested was $520,000, $364,000 and $505,000 during 2019, 2018 and 2017, respectively. Cash received from stock option exercises was $2.2 million, $1.7 million and $2.7 million, in 2019, 2018 and 2017, respectively.
At December 31, 2019, options for the purchase of 358,600 shares of CVB’s common stock were outstanding under the above plans, of which options to purchase 212,133 shares were exercisable at prices ranging from $7.68 to $24.83.
The Company has a policy of issuing new shares to satisfy share option exercises.
Restricted Stock Awards and Restricted Stock Units
The Company granted 217,000, 424,000 and 73,000 restricted stock awa
r
ds during 2019, 2018 and 2017 respectively. The weighted average grant date fair value of RSAs and RSUs granted in 2019, 2018 and 2017 was $20.76 per share, $23.84 per share and $21.59 per share, respectively. These awards will vest, in equal installments, over a period of approximately

one
t
o
five years
.
Compensation
cost is recognized over the requisite service period, which is approximately one to five years, and amounted to $5.2 million, $3.1 million and $2.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. Total unrecognized compensation cost related to RSAs and RSUs was $6.3 million at December 31, 2019.

The table below summarizes activity related to the Company’s non-vested
RSAs and RSUs for the year ended December 31, 2019.

	Shares	Weighted Average Fair Value
	(In thousands)
Nonvested at January 1, 2019	624	$21.56
Granted	217	20.76
Vested	(220)	19.59
Forfeited	(180)	23.75

Nonvested at December 31, 2019	441	$21.25

Under the 2018 Equity Incentive Plan, 8,060,466 shares of common stock were available for the granting of future stock-based awards as of December 31, 2019.
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
Basel III also introduces a new “capital conservation buffer,” composed entirely of CET1, on top of minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum requirement but below the capital conservation buffer will face constraints on dividends, equity repurchases and payment of discretionary bonuses based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Bank is now required to maintain this additional capital conservation buffer of 2.5% of CET1.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2019 and 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2019 and 2018, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2019 and 2018, the Company had $25.0

million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2019 and 2018.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Company	$1,391,771	16.01%	$695,651	≥	8.00%			N/A
Bank	$1,376,364	15.83%	$695,471	≥	8.00%	$869,339	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,314,152	15.11%	$521,738	≥	6.00%			N/A
Bank	$1,298,745	14.94%	$521,604	≥	6.00%	$695,471	≥	8.00%
Common equity Tier 1 capital ratio
Company	$1,289,152	14.83%	$391,304	≥	4.50%			N/A
Bank	$1,298,745	14.94%	$391,203	≥	4.50%	$565,070	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$1,314,152	12.33%	$426,497	≥	4.00%			N/A
Bank	$1,298,745	12.19%	$426,328	≥	4.00%	$532,909	≥	5.00%
As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Company	$1,263,800	14.13%	$715,283	≥	8.00%			N/A
Bank	$1,253,219	14.03%	$714,601	≥	8.00%	$893,251	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,191,228	13.32%	$536,462	≥	6.00%			N/A
Bank	$1,180,647	13.22%	$535,951	≥	6.00%	$714,601	≥	8.00%
Common equity Tier 1 capital ratio
Company	$1,166,228	13.04%	$402,347	≥	4.50%			N/A
Bank	$1,180,647	13.22%	$401,963	≥	4.50%	$580,613	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$1,191,228	10.98%	$433,834	≥	4.00%			N/A
Bank	$1,180,647	10.90%	$433,403	≥	4.00%	$541,754	≥	5.00%

In addition, the California Financial Code limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2019, declare and pay additional dividends of approximately $236.0 million.
19.	FAIR VALUE INFORMATION
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2019. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).
•	Level 1 — Quoted prices in active markets for identical assets or liabilities in active markets that are accessible at the measurement date.
14
1

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
There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2019 and 2018.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the dates
presented.

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
M ortgage-backed securities	$1,206,313	$-	$1,206,313	$-
CMO/REMIC	493,710	-	493,710	-
Municipal bonds	39,354	-	39,354	-
Other securities	880	-	880	-

Total investment securities - AFS	1,740,257	-	1,740,257	-
Interest rate swaps	11,502	-	11,502	-

Total assets	$1,751,759	$-	$1,751,759	$-

Description of liability
Interest rate swaps	$11,502	$-	$11,502	$-

Total liabilities	$11,502	$-	$11,502	$-

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
M ortgage-backed securities	$1,474,508	$-	$1,474,508	$-
CMO/REMIC	214,051	-	214,051	-
Municipal bonds	44,810	-	44,810	-
Other securities	716	-	716	-
Total investment securities - AFS	1,734,085	-	1,734,085	-
Interest rate swaps	1,938	-	1,938	-
Total assets	$1,736,023	$-	$1,736,023	$-
Description of liability
Interest rate swaps	$1,938	$-	$1,938	$-
Total liabilities	$1,938	$-	$1,938	$-

Assets and Liabilities Measured at Fair Value on a
Non-Recurring
Basis
We may be required to measure certain assets at fair value on a non-recurring
basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.
For assets measured at fair value on a
non-recurring
basis that were held on the balance sheet at December 31, 2019 and 2018, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2019
	(Dollars in thousands)
Description of assets
Impaired loans :
Commercial and industrial	$253	$-	$-	$253	$251
SBA	359	-	-	359	513
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	444	-	-	444	64
Asset held-for-sale	-	-	-	-	-

Total assets	$1,056	$-	$-	$1,056	$828

	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2018
	(Dollars in thousands)
Description of assets
Impaired loans, excluding PCI loans:
Commercial and industrial	$189	$-	$-	$189	$3
SBA	-	-	-	-	-
Real estate:
Commercial real estate	3,143	-	-	3,143	478
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	78	-	-	78	12
Consumer and other loans	68	-	-	68	68
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$3,478	$-	$-	$3,478	$561

Fair Value of Financial Instruments
The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of December 31, 2019 and 2018, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$185,518	$185,518	$-	$-	$185,518
Interest-earning balances due from depository institutions	2,931	-	2,938	-	2,938
Investment securities available-for-sale	1,740,257	-	1,740,257	-	1,740,257
Investment securities held-to-maturity	674,452	-	678,948	-	678,948
Total loans, net of allowance for loan losses	7,495,917	-	-	7,343,167	7,343,167
Swaps	11,502	-	11,502	-	11,502
Liabilities
Deposits:
Interest-bearing	$3,459,411	$-	$3,457,922	$-	$3,457,922
Borrowings	428,659	-	428,330	-	428,330
Junior subordinated debentures	25,774	-	-	20,669	20,669
Swaps	11,502	-	11,502	-	11,502

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$163,948	$163,948	$-	$-	$163,948
Interest-earning balances due from depository institutions	7,670	-	7,339	-	7,339
Investment securities available-for-sale	1,734,085	-	1,734,085	-	1,734,085
Investment securities held-to-maturity	744,440	-	721,537	-	721,537
Total loans, net of allowance for loan losses	7,700,998	-	-	7,514,964	7,514,964
Swaps	1,938	-	1,938	-	1,938
Liabilities
Deposits:
Interest-bearing	$3,622,703	$-	$3,614,682	$-	$3,614,682
Borrowings	722,255	-	721,601	-	721,601
Junior subordinated debentures	25,774	-	-	21,176	21,176
Swaps	1,938	-	1,938	-	1,938

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

20.	DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2019, the Bank has entered into 90 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.
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
Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the Company’s consolidated balance sheet.
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

Balance Sheet Classification of Derivative Financial Instruments
As of December 31, 2019 and 2018, the total notional amount of the Company’s swaps was $260.0 million and $195.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,502	Other liabilities	$11,502

Total derivatives		$11,502		$11,502

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$1,938	Other liabilities	$1,938

Total derivatives		$1,938		$1,938

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings
The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Year Ended December 31,
		2019	2018	2017
		(Dollars in thousands)
Interest rate swaps	Other income	$1,806	$340	$615

Total		$1,806	$340	$615

21.	OTHER COMPREHENSIVE INCOME (LOSS)
The tables below provide a summary of the components of OCI for the periods presented.

	Year Ended December 31,
	2019			2018			2017
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$45,486	$(13,447)	$32,039	$(26,435)	$7,815	$(18,620)	$(11,336)	$4,760	$(6,576)
Amortization of unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	(1,614)	477	(1,137)	(2,091)	619	(1,472)	(3,293)	1,383	(1,910)
Net realized gain reclassified into earnings (1)	(5)	1	(4)	-	-	-	(402)	169	(233)

Net change	$43,867	$(12,969)	$30,898	$(28,526)	$8,434	$(20,092)	$(15,031)	$6,312	$(8,719)

(1)	Included in other noninterest income.

22.	BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to master netting arrangements. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheets unless the Company defaults. We offer a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells certain of our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the Company’s consolidated balances.

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
December 31, 2019

Financial assets:
Derivatives not designated as hedging instruments	$11,502	$-	$-	$11,502	$-	$11,502

Total	$11,502	$-	$-	$11,502	$-	$11,502

Financial liabilities:
Derivatives not designated as hedging instruments	$11,619	$(117)	$11,502	$117	$(23,312)	$(11,693)
Repurchase agreements	428,659	-	428,659	-	(510,138)	(81,479)

Total	$440,278	$(117)	$440,161	$117	$(533,450)	$(93,172)

December 31, 2018

Financial assets:
Derivatives not designated as hedging instruments	$1,938	$-	$-	$1,938	$-	$1,938

Total	$1,938	$-	$-	$1,938	$-	$1,938

Financial liabilities:
Derivatives not designated as hedging instruments	$4,203	$(2,265)	$1,938	$2,265	$-	$4,203
Repurchase agreements	442,255	-	442,255	-	(487,607)	(45,352)

Total	$446,458	$(2,265)	$444,193	$2,265	$(487,607)	$(41,149)

23.	LEASES

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
The following presents the components of lease costs and supplemental information related to leases as of December 31, 2019.

December 31, 2019
(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$18,522
Total lease liabilities	21,392

Year Ended December 31, 2019
(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$7,274
Sublease income	-

Total lease expense	$7,274

(1)	Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases , net	$8,497

Lease Term and Discount Rate
December 31, 2019
Weighted average remaining lease term (years)	4.18
Weighted average discount rate	3.34%

The Company’s lease arrangements that have not yet commenced as of December 31, 2019 and the Company’s short-term lease costs and variable lease costs, for the year ended December 31, 2019 are not material to the consolidated financial statements.
The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019, excluding property taxes and insurance, are as follows:

December 31, 2019
(Dollars in thousands)
Year:
2020	$7,248
2021	5,512
2022	4,325
2023	2,542
2024	1,495
Thereafter	1,781

Total future lease payments	22,903
Less: Imputed interest	(1,511)

Present value of lease liabilities	$21,392

Disclosures related to periods prior to adoption of ASC Topic 842
At December 31, 2018, future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2018 were $9.3 million, $5.9 million,

$
4.1
million, $
2.8
million, and $
1.2
million for 2019 through 2023, respectively, and $
1.7
million in the aggregate for all years thereafter. These amounts exclude variable lease payments and commitments under leases that have not yet commenced.

24.	REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU No.
 2014-09
“Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. As stated in Note 3 –
Summary of Significant Accounting Policies
, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
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
and
out-of-scope
of Topic 606, for the periods presented.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$20,010	$17,070	$15,809
Trust and investment services	9,525	8,774	9,845
Bankcard services	3,163	3,485	3,406
Gain on OREO, net	129	3,546	6
Other	9,951	6,588	4,888

Noninterest Income (in-scope of Topic 606)	42,778	39,463	33,954
Noninterest Income (out-of-scope of Topic 606)	16,264	4,018	8,164

Total noninterest income	$59,042	$43,481	$42,118

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
CVB FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Investment in subsidiaries	$2,003,692	$1,865,609
Other assets, net	42,070	31,628

Total assets	$2,045,762	$1,897,237

Liabilities	$51,664	$46,047
Stockholders’ equity	1,994,098	1,851,190

Total liabilities and stockholders’ equity	$2,045,762	$1,897,237

CVB FINANCIAL CORP.
CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Excess in net earnings of subsidiaries	$107,185	$78,601	$50,253
Dividends from the Bank	106,000	77,800	57,000
Other expense, net	(5,358)	(4,398)	(2,842)

Net earnings	$207,827	$152,003	$104,411

CVB FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$207,827	$152,003	$104,411

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(213,185)	(156,401)	(107,253)
Tax settlement received from the Bank	1,008	-	1,577
Stock-based compensation	5,548	3,508	2,953
Other operating activities, net	(2,417)	(2,052)	(1,725)

Total adjustments	(209,046)	(154,945)	(104,448)

Net cash used in operating activities	(1,219)	(2,942)	(37)

Cash Flows from Investing Activities
Dividends received from the Bank	106,000	77,800	57,000

Net cash provided by investing activities	106,000	77,800	57,000

Cash Flows from Financing Activities
Cash dividends on common stock	(95,352)	(65,966)	(57,047)
Proceeds from exercise of stock options	2,215	1,701	2,683
Repurchase of common stock	(2,640)	(7,760)	(1,128)

Net cash used in financing activities	(95,777)	(72,025)	(55,492)

Net increase in cash and cash equivalents	9,004	2,833	1,471
Cash and cash equivalents, beginning of period	22,050	19,217	17,746

Cash and cash equivalents, end of period	$31,054	$22,050	$19,217

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth our unaudited, quarterly results for the periods indicated.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share amounts)
2019
Net interest income	$107,020	$108,159	$111,057	$109,536
Provision for loan losses	-	1,500	2,000	1,500
Net earnings	51,281	50,423	54,481	51,642
Basic earnings per common share	0.37	0.36	0.39	0.37
Diluted earnings per common share	0.37	0.36	0.39	0.37
2018
Net interest income	$113,016	$92,820	$72,688	$70,521
Provision for (recapture of) loan losses	3,000	500	(1,000)	(1,000)
Net earnings	43,159	38,558	35,373	34,913
Basic earnings per common share	0.31	0.30	0.32	0.32
Diluted earnings per common share	0.31	0.30	0.32	0.32

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CVB Financial Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year
period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year
period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses for loans collectively evaluated for impairment
As discussed in Note 3 and Note 6 to the consolidated financial statements, the Company records an allowance for loan losses related to loans collectively evaluated for impairment (general allowance). At December 31, 2019, the Company’s general allowance was $68.2 million of a total allowance for loan losses of $68.7 million. The Company’s general allowance methodology is based on historical loss factors which includes determining the average historical loss experience over an established look back period at a loan segment level. Historical loss factors are applied based on loan risk ratings and are adjusted for applicable loss emergence periods. Historical loss factors are also adjusted for qualitative factors. The qualitative factors consider all known relevant internal and external factors that may affect the collectability of a loan.
We identified the assessment of the development and estimation of the general allowance as a critical audit matter because complex auditor judgment and industry knowledge and experience were required to evaluate (1) the estimation of historical loss factors and the determination of key assumptions, which included the loss emergence periods, the through-the-cycle
look back period, and loan segments; (2) the determination of loan risk ratings; and (3) the estimation of qualitative factors.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the development and approval of the general allowance methodology, including its key assumptions and the framework for estimating qualitative factors. We evaluated the Company’s process for estimating the general allowance, including the determination of key assumptions and qualitative factors. We involved professionals with specialized industry knowledge and experience in credit risk who assisted in:
-	assessing the general allowance methodology for compliance with U.S. generally accepted accounting principles,
-	evaluating the key assumptions related to loss emergence period, through-the-cycle look back period and loan segmentation,
-	evaluating loan risk ratings for a selection of loans, and
-	evaluating the framework used to develop the qualitative factors.
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Los Angeles, California
March 2, 2020