Form 10-Q
period 2020-03-31
CVB FINANCIAL CORP
filed 2020-05-11
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
of the Exchange Act).
Yes
☐

 No ☒
Number of shares of common stock of the registrant: 135,510,811 outstanding as of April 30, 2020.

PART I – FINANCIAL INFORMATION (UNAUDITED)
GENERAL
Cautionary Note Regarding Forward-Looking Statements
Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to:
•	local, regional, national and international economic and market conditions and political events and the impact they may have on us, our customers and our assets and liabilities;

•	our ability to attract deposits and other sources of funding or liquidity;

•	supply and demand for commercial or residential real estate and periodic deterioration in real estate prices and/or values in California or other states where we lend;

•	a sharp or prolonged slowdown or decline in real estate construction, sales or leasing activities;

•	changes in the financial performance and/or condition of our borrowers, depositors, key vendors or counterparties;

•	changes in our levels of delinquent loans, nonperforming assets, allowance for credit losses and charge-offs;

•
the costs or effects of mergers, acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits or cost savings associated with any such mergers, acquisitions or dispositions;

•
the effects of new laws, regulations and/or government programs, including those laws, regulations and programs enacted by federal, state or local governments in the geographic jurisdictions in which we do business in response to the recent national emergency declared in connection with the COVID-19 pandemic;

•
the impact of the federal CARES Act and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted thereunder, including risks to the Company with respect to the uncertain application by the Small Business Administration of new borrower and loan eligibility, forgiveness and audit criteria;

•
the effect of changes in laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, allowance for credit losses, consumer, commercial or secured lending, securities and securities trading and hedging, bank operations, compliance, fair lending, the Community Reinvestment Act, employment, executive compensation, insurance, cybersecurity, vendor management and information security technology) with which we and our subsidiaries must comply or believe we should comply or which may otherwise impact us;

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

•	the sensitivity of our assets and liabilities to changes in market interest rates, or our current allowance for credit losses;

•	inflation, changes in market interest rates, securities market and monetary fluctuations;

•	changes in government-established interest rates, reference rates or monetary policies, including the possible imposition of negative interest rates on bank reserves;

•
the impact of the anticipated phase-out of the London Interbank Offered Rate (LIBOR) on interest rate indexes specified in certain of our customer loan agreements and our interest rate swap arrangements, including any economic and compliance effects related to the expected change from LIBOR to an alternative reference rate;

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

•
the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including any securities, lender liability, bank operations, financial product, consumer or employee class action litigation);

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
10-K
for the year ended December
 31, 2019, and particularly the discussion of risk factors within that document.

Among other risks, the ongoing COVID-19 pandemic may significantly affect the banking industry and the Company’s business prospects. The ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the impact on the economy, our customers and our business partners, and actions taken by governmental authorities in response to the pandemic.
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

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$138,615	$158,310
Interest-earning balances due from Federal Reserve	567,124	27,208

Total cash and cash equivalents	705,739	185,518

Interest-earning balances due from depository institutions	23,799	2,931
Investment securities available-for-sale, at fair value (with amortized cost of $1,621,236 at March 31, 2020, and $1,718,357 at December 31, 2019)	1,679,755	1,740,257
Investment securities held-to-maturity (with fair value of $657,819 at March 31, 2020, and $678,948 at December 31, 2019)	642,255	674,452

Total investment securities	2,322,010	2,414,709

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	7,466,152	7,564,577
Allowance for credit losses	(82,641)	(68,660)

Net loans and lease finance receivables	7,383,511	7,495,917

Premises and equipment, net	52,867	53,978
Bank owned life insurance (BOLI)	225,455	226,281
Accrued interest receivable	26,855	28,122
Intangibles	40,541	42,986
Goodwill	663,707	663,707
Other real estate owned (OREO)	4,889	4,889
Income taxes	10,473	35,587
Other assets	129,354	110,137

Total assets	$11,606,888	$11,282,450

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,572,649	$5,245,517
Interest-bearing	3,540,955	3,459,411

Total deposits	9,113,604	8,704,928
Customer repurchase agreements	368,915	428,659
Other borrowings	-	-
Deferred compensation	22,454	22,666
Junior subordinated debentures	25,774	25,774
Other liabilities	134,755	106,325

Total liabilities	9,665,502	9,288,352

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 135,510,960 at March 31, 2020, and 140,102,480 at December 31, 2019	1,208,049	1,298,792
Retained earnings	694,931	682,692
Accumulated other comprehensive income, net of tax	38,406	12,614

Total stockholders’ equity	1,941,386	1,994,098

Total liabilities and stockholders’ equity	$11,606,888	$11,282,450

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Interest income:
Loans and leases, including fees	$92,117	$99,687
Investment securities:
Investment securities available-for-sale	10,049	10,645
Investment securities held-to-maturity	3,998	4,525

Total investment income	14,047	15,170

Dividends from FHLB stock	332	332
Interest-earning deposits with other institutions	613	94

Total interest income	107,109	115,283

Interest expense:
Deposits	4,124	3,871
Borrowings and customer repurchase agreements	479	1,610
Junior subordinated debentures	200	266

Total interest expense	4,803	5,747

Net interest income before provision for credit losses	102,306	109,536
Provision for credit losses	12,000	1,500

Net interest income after provision for credit losses	90,306	108,036

Noninterest income:
Service charges on deposit accounts	4,776	5,141
Trust and investment services	2,420	2,182
Bankcard services	577	950
BOLI income	2,059	1,336
Gain on OREO, net	10	105
Gain on sale of building, net	-	4,545
Other	1,798	2,044

Total noninterest income	11,640	16,303

Noninterest expense:
Salaries and employee benefits	30,877	29,302
Occupancy and equipment	4,837	5,424
Professional services	2,256	1,925
Software licenses and maintenance	2,816	2,613
Marketing and promotion	1,555	1,394
Amortization of intangible assets	2,445	2,857
Acquisition related expenses	-	3,149
Other	3,855	4,940

Total noninterest expense	48,641	51,604

Earnings before income taxes	53,305	72,735
Income taxes	15,325	21,093

Net earnings	$37,980	$51,642

Other comprehensive income:
Unrealized gain on securities arising during the period, before tax	$36,618	$18,227
Less: Income tax benefit related to items of other comprehensive income	(10,826)	(5,388)

Other comprehensive income, net of tax	25,792	12,839

Comprehensive income	$63,772	$64,481

Basic earnings per common share	$0.27	$0.37
Diluted earnings per common share	$0.27	$0.37

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)
Three Months Ended March 31, 2020
 and 2019

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 20 20	140,102	$1,298,792	$682,692	$12,614	$1,994,098
Cumulative adjustment upon adoption of ASU 2016-13	-	-	(1,325)	-	(1,325)
Repurchase of common stock	(4,988)	(92,402)	-	-	(92,402)
Exercise of stock options	4	42	-	-	42
Shares issued pursuant to stock-based compensation plan	393	1,617	-	-	1,617
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,416)	-	(24,416)
Net earnings	-	-	37,980	-	37,980
Other comprehensive income	-	-	-	25,792	25,792

Balance, March 31, 20 20	135,511	$1,208,049	$694,931	$38,406	$1,941,386

Balance, January 1, 20 19	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(33)	(735)	-	-	(735)
Exercise of stock options	9	140	-	-	140
Shares issued pursuant to stock-based compensation plan	33	1,019	-	-	1,019
Cash dividends declared on common stock ($0.18 per share)	-	-	(25,168)	-	(25,168)
Net earnings	-	-	51,642	-	51,642
Other comprehensive income	-	-	-	12,839	12,839

Balance, March 31, 20 19	140,009	$1,294,093	$602,279	$(5,445)	$1,890,927

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Interest and dividends received	$105,673	$109,857
Service charges and other fees received	9,644	10,247
Interest paid	(4,589)	(5,336)
Net cash paid to vendors, employees and others	(35,201)	(60,281)

Net cash provided by operating activities	75,527	54,487

Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	(20,868)	250
Proceeds from repayment of investment securities available-for-sale	92,519	77,303
Proceeds from maturity of investment securities available-for-sale	2,390	565
Proceeds from repayment and maturity of investment securities held-to-maturity	33,297	29,598
Purchases of investment securities held-to-maturity	(1,509)	(19,844)
Net increase in equity investments	(2,985)	(2,314)
Net decrease in loan and lease finance receivables	103,890	163,588
Proceeds from sale of building, net	-	5,487
Purchase of premises and equipment	(882)	(1,490)
Proceeds from BOLI death benefit	138	175
Proceeds from sales of other real estate owned	-	523

Net cash provided by investing activities	205,990	253,841

Cash Flows from Financing Activities
Net increase (decrease) in other deposits	403,546	(156,745)
Net increase (decrease) in time deposits	5,130	(16,625)
Net decrease in other borrowings	-	(127,000)
Net (decrease) increase in customer repurchase agreements	(59,744)	20,519
Cash dividends on common stock	(25,252)	(19,616)
Repurchase of common stock	(85,018)	(735)
Proceeds from exercise of stock options	42	140

Net cash provided by (used in) financing activities	238,704	(300,062)

Net increase in cash and cash equivalents	520,221	8,266

Cash and cash equivalents, beginning of period	185,518	163,948

Cash and cash equivalents, end of period	$705,739	$172,214

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$37,980	$51,642

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of building, net	-	(4,545)
Gain on sale of other real estate owned	-	(105)
I ncrease in BOLI	(1,344)	(1,427)
Net amortization of premiums and discounts on investment securities	2,620	2,498
Accretion of discount for acquired loans, net	(4,776)	(7,200)
Provision for credit losses	12,000	1,500
Stock-based compensation	1,617	1,019
Depreciation and amortization, net	5,176	5,669
Change in other assets and liabilities	22,254	5,436

Total adjustments	37,547	2,845

Net cash provided by operating activities	$75,527	$54,487

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$-	$2,275

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

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form
10-Q
and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.
Reclassification
— Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 –
Summary of Significant Accounting Policies
, of our audited consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2019 as filed with the SEC (“Form
 10-K”).
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

Adoption of New Accounting Standard
Provision and Allowance for Credit Losses
— On January 1, 2020, the Company adopted ASU No.
 2016-13,
“Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaces the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, held-to-maturity
securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale
(“AFS”) debt securities. For AFS debt securities with unrealized losses, we will measure credit impairment in a manner similar to the approach used prior to the adoption of CECL, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, we will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as required prior to the adoption of CECL. As a policy election, we excluded the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the condensed consolidated balance sheet. If accrued interest is not received, it is reversed against interest income, which was zero for the first quarter of 2020.
The Company adopted this ASU using the modified retrospective method for all financial assets measured at amortized cost and off-balance
sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to beginning retained earnings of $1.3 million, net of tax as of January 1, 2020 for the cumulative adjustment upon adoption of ASC 326. The transition adjustment of

$1.8 million was added to the beginning balance of the allowance for credit losses (“ACL”) for loans and $41,000 was added to the beginning balance of reserve for unfunded loan commitments.
Upon adoption of CECL there was no impact on the accounting for AFS or HTM investment securities.
The Company developed a CECL allowance model that calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk grading, macroeconomic variables and the associated economic outlook, as well as other key methodology assumptions. The allowance is based upon historical lifetime loss rate models segregated by three loan segments: Commercial and Industrial, Commercial Real Estate, and Consumer Retail. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, the ASU indicates management has the opportunity to layer on current conditions and forecast adjustments to ensure that the life of loan loss rate reflects both the current state of the portfolio, and expectations for macroeconomic changes in the near future. We utilized a single economic forecast that is based on probability weighted scenarios to incorporate macroeconomic uncertainty over a 2 or
3-year
forecast horizon. After the initial 2 to 3 year forecast horizon, we use an input reversion methodology in the model structure to complete a reasonable and supportable forecast period for the life of the loan.
During the second half of March 2020, the broader economy experienced a significant deterioration in the economic environment driven by the COVID-19 pandemic resulting in adverse changes to the forecasted macroeconomic variables utilized in our modeling processes. This expected economic deterioration, coupled with the implementation of the expected loss methodology for determining our provision for credit losses, have contributed to an increased provision for credit losses of
$12

million for
the first quarter of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act. The extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain, but we may experience increased provision for credit losses if the
COVID-19
pandemic results in additional economic stress on our borrowers and loan portfolios.

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
	March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,118,385	$43,546	$-	$1,161,931	69.18%
CMO/REMIC	466,033	14,060	-	480,093	28.58%
Municipal bonds	36,119	913	-	37,032	2.20%
Other securities	699	-	-	699	0.04%

Total available-for-sale securities	$1,621,236	$58,519	$-	$1,679,755	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$111,452	$3,468	$(207)	$114,713	17.35%
Mortgage-backed securities	161,983	8,182	-	170,165	25.22%
CMO/REMIC	184,316	591	(98)	184,809	28.70%
Municipal bonds	184,504	4,054	(426)	188,132	28.73%

Total held-to-maturity securities	$642,255	$16,295	$(731)	$657,819	100.00%

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,185,757	$21,306	$(750)	$1,206,313	69.32%
CMO/REMIC	493,214	1,392	(896)	493,710	28.37%
Municipal bonds	38,506	850	(2)	39,354	2.26%
Other securities	880	-	-	880	0.05%

Total available-for-sale securities	$1,718,357	$23,548	$(1,648)	$1,740,257	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$117,366	$2,280	$(657)	$118,989	17.40%
Mortgage-backed securities	168,479	2,083	(54)	170,508	24.98%
CMO/REMIC	192,548	-	(2,458)	190,090	28.55%
Municipal bonds	196,059	3,867	(565)	199,361	29.07%

Total held-to-maturity securities	$674,452	$8,230	$(3,734)	$678,948	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.
	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$9,825	$10,309
Tax-advantaged	224	336

Total interest income from available-for-sale securities	10,049	10,645

Investment securities held-to-maturity:
Taxable	2,698	2,910
Tax-advantaged	1,300	1,615

Total interest income from held-to-maturity securities	3,998	4,525

Total interest income from investment securities	$14,047	$15,170

The adoption of CECL did not have a material impact on the accounting for investment securities, as approximately
90%
of the total investment securities portfolio at March 31, 2020 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA- or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity
investment securities under the new CECL model was zero at March 31, 2020.

We adopted ASU
2016-13
on January 1, 2020, on a
prospective
basis. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale
and
held-to-maturity
securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the first quarter of 2020, management determined that credit losses did not exist for securities in an unrealized loss position. As of March 31, 2020, there were no AFS investment securities with an unrealized loss position.
The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at
December 31, 2019, prior to adoption of ASU 2016-13. Management previously
 reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired
.

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

At March 31, 2020 and December 31, 2019, investment securities having a carrying value of approximately $1.63 billion and $1.64 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2058, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives
,
which incorporate estimated prepayment speeds.

	March 31, 2020
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$13,043	$13,160	$768	$788
Due after one year through five years	1,376,413	1,427,373	358,973	367,734
Due after five years through ten years	176,690	182,573	103,004	104,787
Due after ten years	55,090	56,649	179,510	184,510

Total investment securities	$1,621,236	$1,679,755	$642,255	$657,819

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded March 31, 2020.

5.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The following table provides a summary of total loans and lease finance receivables by type.

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial and industrial	$960,761	$935,127
SBA	313,071	305,008
Real estate:
Commercial real estate	5,347,925	5,374,617
Construction	128,045	116,925
SFR mortgage	278,743	283,468
Dairy & livestock and agribusiness	272,114	383,709
Municipal lease finance receivables	51,287	53,146
Consumer and other loans	114,206	116,319

Gross loans	7,466,152	7,568,319
Less: Deferred loan fees, net (1)	-	(3,742)

Gross loans, net of deferred loan fees	7,466,152	7,564,577
Less: Allowance for credit losses	(82,641)	(68,660)

Total loans and lease finance receivables	$7,383,511	$7,495,917

(1)	Beginning with March 31, 2020, gross loans are presented net of deferred loan fees by respective class of financing receivables.

As of March 31, 2020, 77.08% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 71.63% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of March 31, 2020, $248.2 million, or 4.64% of the total commercial real estate loans included loans secured by farmland, compared to $241.8 million, or 4.50%, at December 31, 2019. The loans secured by farmland included $122.5 million for loans secured by dairy & livestock land and $125.7 million for loans secured by agricultural land at March 31, 2020, compared to $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019. As of March 31, 2020, dairy & livestock and agribusiness loans of $272.1 million were comprised of $218.0 million for dairy & livestock loans and $54.1 million for agribusiness loans, compared to $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans at December 31, 2019.
At March 31, 2020 and December 31, 2019, loans totaling $6.06 billion and $6.03 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.
There were no outstanding loans
held-for-sale
as of March 31, 2020 and December 31, 2019.
1
5

Credit Quality Indicators
An important element of our approach to credit risk management is our loan risk rating system. The originating officer assigns each loan an initial risk rating, which is reviewed and confirmed or changed, as appropriate, by credit management. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel on an ongoing basis for deterioration or improvement in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.
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
1
6

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the date presented.

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
March 31, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Commercial and industrial loans:
Risk Rating:
Pass	$35,101	$160,551	$79,808	$74,291	$48,698	$85,803	$423,186	$8,849	$916,287
Special Mention	1,066	257	7,405	1,694	539	3,524	12,598	2,442	29,525
Substandard	-	143	796	855	637	37	11,256	1,225	14,949
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial and industrial loans:	$36,167	$160,951	$88,009	$76,840	$49,874	$89,364	$447,040	$12,516	$960,761

SBA:
Risk Rating:
Pass	$26,599	$18,009	$48,416	$77,219	$27,922	$93,865	$-	$-	$292,030
Special Mention	-	-	-	1,177	1,277	7,809	-	-	10,263
Substandard	-	-	1,424	3,835	1,604	3,915	-	-	10,778
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA:	$26,599	$18,009	$49,840	$82,231	$30,803	$105,589	$-	$-	$313,071

Commercial real estate loans:
Risk Rating:
Pass	$153,366	$726,268	$743,909	$732,319	$626,561	$2,021,759	$197,335	$18,747	$5,220,264
Special Mention	-	5,343	9,106	16,484	7,211	52,995	3,457	-	94,596
Substandard	-	-	5,155	5,813	1,315	18,819	250	1,713	33,065
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial real estate loans:	$153,366	$731,611	$758,170	$754,616	$635,087	$2,093,573	$201,042	$20,460	$5,347,925

Construction loans:
Risk Rating:
Pass	$550	$13,414	$13,300	$35,130	$10,592	$5	$49,591	$5,463	$128,045
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Construction loans:	$550	$13,414	$13,300	$35,130	$10,592	$5	$49,591	$5,463	$128,045

SFR mortgage loans:
Risk Rating:
Pass	$10,473	$66,680	$38,192	$26,819	$35,992	$96,795	$-	$-	$274,951
Special Mention	-	-	-	-	-	1,942	-	-	1,942
Substandard	-	-	-	379	-	1,025	-	446	1,850
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SFR mortgage loans:	$10,473	$66,680	$38,192	$27,198	$35,992	$99,762	$-	$446	$278,743

1
7

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
March 31, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$78	$2,945	$1,940	$8,109	$2,831	$14,655	$192,649	$-	$223,207
Special Mention	-	-	166	722	-	-	22,150	3,686	26,724
Substandard	-	-	882	-	4,016	-	4,625	12,660	22,183
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Dairy & livestock and agribusiness loans:	$78	$2,945	$2,988	$8,831	$6,847	$14,655	$219,424	$16,346	$272,114

Municipal lease finance receivables loans:
Risk Rating:
Pass	$147	$-	$3,081	$10,961	$7,912	$28,739	$-	$-	$50,840
Special Mention	-	-	-	-	-	447	-	-	447
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Municipal lease finance receivables loans:	$147	$-	$3,081	$10,961	$7,912	$29,186	$-	$-	$51,287

Consumer and other loans:
Risk Rating:
Pass	$1,647	$3,197	$1,160	$1,372	$2,094	$2,612	$98,953	$1,582	$112,617
Special Mention	-	-	-	-	80	148	609	-	837
Substandard	-	-	5	-	-	179	148	420	752
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Consumer and other loans:	$1,647	$3,197	$1,165	$1,372	$2,174	$2,939	$99,710	$2,002	$114,206

Gross loans:
Risk Rating:
Pass	$227,961	$991,064	$929,806	$966,220	$762,602	$2,344,233	$961,714	$34,641	$7,218,241
Special Mention	1,066	5,600	16,677	20,077	9,107	66,865	38,814	6,128	164,334
Substandard	-	143	8,262	10,882	7,572	23,975	16,279	16,464	83,577
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Gross loans:	$229,027	$996,807	$954,745	$997,179	$779,281	$2,435,073	$1,016,807	$57,233	$7,466,152

1
8

The following table summarizes lo
an
s by type, according to our internal risk ratings as of the date presented.

	December 31, 2019
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

Allowance for Credit Losses
The allowance for credit losses for 2020 is based upon historical lifetime loss rate models segregated by three loan segments: Commercial and Industrial, Commercial Real Estate, and Consumer Retail. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 –
Summary of Significant Accounting Policies
contained herein for a more detailed discussion concerning the allowance for credit losses.
During the second half of March 2020, the broader economy experienced a significant deterioration in the economic environment driven by the

COVID-19

pandemic resulting in adverse changes to the forecasted macroeconomic variables utilized in our modeling processes. For the quarter ended March 31, 2020, the Bank’s CECL methodology produced an ACL of $82.6 million, resulting in a provision for credit losses of $12.0 million. The ACL/Total Loan Coverage Ratio as of March 31, 2020 increased to 1.11%, compared to 0.93% as of January 1, 2020 due to the more severe economic forecast that resulted from the
COVID-19
crisis.

Our economic forecast is a blend of multiple forecasts produced by Moody’s. The resulting forecast assumes a decline in GDP for the second quarter of almost 20% and unemployment rising to more than 9% in the second quarter of 2020. GDP is forecasted to rebound to growth of approximately 10% in the third quarter of 2020, but unemployment continues to be inflated at more than 6% through the remainder of 2020.
Management believes that the ACL was appropriate at March 31, 2020 and December 31, 2019. No assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment
loans by type for the periods presented.

	Three Months Ended March 31, 2020
	Ending Balance, prior to adoption of ASU 2016-13 December 31, 2019	Impact of adopting ASU 2016-13	Provision for (Recapture of) Credit Losses Expense	Charge-offs	Recoveries	Ending Balance March 31, 2020
	(Dollars i in thousands)
Commercial and industrial	$8,880	$(2,442)	$2,947	$-	$2	$9,387
SBA	1,453	1,818	675	-	-	3,946
Real estate:
Commercial real estate	48,629	3,547	6,251	-	-	58,427
Construction	858	655	3,116	-	3	4,632
SFR mortgage	2,339	(2,043)	(221)	-	206	281
Dairy & livestock and agribusiness	5,255	(186)	(803)	-	-	4,266
Municipal lease finance receivables	623	(416)	70	-	-	277
Consumer and other loans	623	907	(35)	(86)	16	1,425

Total allowance for credit losses	$68,660	$1,840	$12,000	$(86)	$227	$82,641

	Three Months Ended March 31, 2019
	Ending Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance March 31, 2019
	(Dollars in thousands)
Commercial and industrial	$7,520	$-	$110	$(31)	$7,599
SBA	1,062	(20)	5	232	1,279
Real estate:		-	-
Commercial real estate	44,934	-	-	1,144	46,078
Construction	981	-	3	(120)	864
SFR mortgage	2,196	-	68	(76)	2,188
Dairy & livestock and agribusiness	5,215	(78)	-	562	5,699
Municipal lease finance receivabl es	775	-	-	(37)	738
Consumer and other loans	726	(1)	1	(150)	576
PCI loans	204	-	-	(24)	180

Total allowance for loan losses	$63,613	$(99)	$187	$1,500	$65,201

The following table presents the recorded investment in loans held-for-investment
and the related
ACL
by loan type, based on the Company’s methodology for determining the
ACL
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

Past Due and Nonperforming Loans
We seek to manage asset
quality
and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the ACL, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note

3 – Summary of Significant Accounting Policies, included in our Annual Report on Form
 10-
K for the year ended December 31, 2019, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.
The following table presents the recorded investment in, and the ag in
g of, past due loans (including nonaccrual loans), by type of loans as of the date pres ent
ed.

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$347	$362	$1,487	$2,196	$958,565	$960,761
SBA	3,086	954	1,669	5,709	307,362	313,071
Real estate:
Commercial real estate
Owner occupied	154	310	250	714	2,069,646	2,070,360
Non-owner occupied	210	-	-	210	3,277,355	3,277,565
Construction
Speculative (1)	-	-	-	-	116,143	116,143
Non-speculative	-	-	-	-	11,902	11,902
SFR mortgage	233	-	486	719	278,024	278,743
Dairy & livestock and agribusiness	166	-	-	166	271,948	272,114
Municipal lease finance receivables	-	-	-	-	51,287	51,287
Consumer and other loans	-	-	93	93	114,113	114,206

Total gross loans	$4,196	$1,626	$3,985	$9,807	$7,456,345	$7,466,152

(1)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Following the adoption of CECL on January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance, are presented as of March 31, 2020 by type of loan.

	March 31, 2020
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial and industrial	$549	$1,703	$-
SBA	2,110	2,748	-
Real estate:
Commercial real estate
Owner occupied	715	715	-
Non-owner occupied	232	232	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SFR mortgage	864	864	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	166	166	-

Total gross loans	$4,636	$6,428	$-

(1)	As of March 31, 2020, $982,000 of nonaccruing loans were current, $154,000 were 30-59 days past due, $1.3 million were 60-89 days past due, and $4.0 million were 90+ days past due.

(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

(3)	Excludes $1.7 million of guaranteed portion of nonaccrual SBA loans that are in process of collection.

The following table presents the recorded investment in, and the aging of, past due and nonaccrual loans, by type of loans as of the date presented.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
			(Dollars in thousands)
Commercial and industrial	$2	$-	$2	$1,266	$933,859	$935,127
SBA	870	532	1,402	2,032	301,574	305,008
Real estate:
Commercial real estate
Owner occupied	-	-	-	479	2,083,171	2,083,650
Non-owner occupied	-	-	-	245	3,290,722	3,290,967
Construction
Speculative (2)	-	-	-	-	106,895	106,895
Non-speculative	-	-	-	-	10,030	10,030
SFR mortgage	6	243	249	878	282,341	283,468
Dairy & livestock and agribusiness	-	-	-	-	383,709	383,709
Municipal lease finance receivables	-	-	-	-	53,146	53,146
Consumer and other loans	-	-	-	377	115,942	116,319

Total gross loans	$878	$775	$1,653	$5,277	$7,561,389	$7,568,319

(1)	As of December 31, 2019, $1.2 million of nonaccruing loans were current, $59,000 were 30-59 days past due, $1.1 million were 60-89 days past due and $2.9 million were 90+ days past due.

(2)	Speculative construction loans are generally for properties where there is no identifi ed buyer or renter.

(3)	Excludes $2.0 million of guaranteed porti on of nonaccrual SBA loans that are in process of collection.

Impaired Loans (prior to adoption of CECL)
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. As a result of the change, the following tables present information about our impaired loans and lease finance receivables, individually evaluated for impairment by type of loans, as of March 31, 2019 and December 31, 2019, prior to the date of adoption of the amendments to the credit loss standard.

	Three Months Ended March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$8,208	$12,317	$-	$8,230	$2
SBA	3,400	5,779	-	3,511	11
Real estate:
Commercial real estate
Owner occupied	519	618	-	521	-
Non-owner occupied	1,070	1,231	-	1,084	7
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	5,051	5,865	-	5,082	21
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	476	625	-	482	-

Total	18,724	26,435	-	18,910	41

With a related allowance recorded:
Commercial and industrial	304	309	117	323	-
SBA	1,261	1,236	317	1,261	-
Real estate:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
Consumer and other loans	1	1	1	1	-

Total	1,566	1,546	435	1,585	-

Total impaired loans	$20,290	$27,981	$435	$20,495	$41

2
3

	December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,091	$1,261	$-
SBA	2,243	2,734	-
Real estate:
Commercial real estate
Owner occupied	479	613	-
Non-owner occupied	642	643	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	2,979	3,310	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	377	514	-

Total	7,811	9,075	-

With a related allowance recorded:
Commercial and industrial	253	347	251
SBA	325	324	257
Real estate:
Commercial real estate
Owner occupied	-	-	-
Non-owner occup ied	-	-	-
Construction
Speculative	-	-	-
Non-speculative	-	-	-
SFR mortgage	-	-	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	-	-	-

Total	578	671	508

Total impaired loans	$8,389	$9,746	$508

Collateral Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the recorded investment in collateral-dependent loans by type of loans as of the date presented.

	March 31, 2020			Number of Loans Dependent on Collateral
	Real Estate	Business Assets	Other
	(Dollars in thousands)
Commercial and industrial	$112	$1,652	$8	12
SBA	1,852	2,524	8	19
Real estate:
Commercial real estate	1,324	-	-	5
Construction	-	-	-	-
SFR mortgage	864	-	-	3
Dairy & livestock and agribusiness	-	-	-	-
Municipal lease finance receivables	-	-	-	-
Consumer and other loans	84	-	22	4

Total collateral-dependent loans	$4,236	$4,176	$38	43

Reserve for Unfunded Loan Commitments
The allowance for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments at the same time as it evaluates credit risk associated with the loan and lease portfolio. As a result of the adoption of ASU
2016-13,
the reserve for unfunded loan commitments
included a transition adjustment of
$41,000
as
of
 January 1,
2020. There was no provision or recapture of provision for unfunded commitments for the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, the balance in this reserve was $9.0 million and was included in other liabilities.
Troubled Debt Restructurings (“TDRs”)
Loans that are reported as TDRs are considered
nonperforming
and
charge-off
amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3
 –
Summary of Significant Accounting Policies,
included in our Annual Report on Form
10-K
for the year ended December 31, 2019 for a more detailed discussion regarding TDRs.
As of March 31, 2020, there were $2.8 million of loans classified as a TDR, of which $2.8 million were performing and none were nonperforming. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2020, performing TDRs were comprised of seven SFR mortgage loans of $1.8 million, one SBA loan of $524,000, one commercial real estate loan of $377,000, and two commercial and industrial loans of $68,000.
The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have no
allocated allowance to TDRs as of March 31, 2020 and December 31, 2019
.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$3,112	$3,594
New modifications	-	-
Payoffs/payments, net and other	(299)	(295)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$2,813	$3,299

Nonperforming TDRs:
Beginning balance	$244	$3,509
New modifications	-	-
Charge-offs	-	(78)
Transfer to OREO	-	(2,275)
Payoffs/payments, net and other	(244)	(879)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$-	$277

Total TDRs	$2,813	$3,576

As of March 31, 2020 and 2019, there were no loans that were modified as TDRs dur ing
 the three months ended March 31, 2020 and 2019, respectively.
There were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2020 and 2019.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans, upon implementation of the modification program, or as allowed under the CARES Act if borrowers are less than 30 days past due on their loans as of December 31, 2019, and enter into short-term loan modifications offered as a result of
COVID-19,
their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of
COVID-19,
we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program. Through May 3, 2020, we have granted temporary payment deferments of interest or of principal and interest for 90 days on 620 loans in the amount of $940 million, or approximately 13% of our total loan portfolio at March 31, 2020.

6.	EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2020 and 2019, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 269,000 and 396,000, respectively.
The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$37,980	$51,642
Less: Net earnings allocated to restricted stock	83	141

Net earnings allocated to common shareholders	$37,897	$51,501

Weighted average shares outstanding	139,107	139,615
Basic earnings per common share	$0.27	$0.37

Diluted earnings per common share:
Net income allocated to common shareholders	37,897	51,501

Weighted average shares outstanding	139,107	139,615
Incremental shares from assumed exercise of outstanding options	209	216

Diluted weighted average shares outstanding	139,316	139,831
Diluted earnings per common share	$0.27	$0.37

2
7

7.	FAIR VALUE INFORMATION

Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The following disclosure provides the fair value information for financial assets and liabilities as of March 31, 2020. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).
•	Level 1 – Quoted prices in active markets for identical assets or liabilities in active markets that are accessible at the measurement date.

•
Level 2
– Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs or model-derived valuations that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument.

•
Level 3
– Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation.

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2020 and 2019.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,161,931	$-	$1,161,931	$-
CMO/REMIC	480,093	-	480,093	-
Municipal bonds	37,032	-	37,032	-
Other securities	699	-	699	-

Total investment securities - AFS	1,679,755	-	1,679,755	-
Interest rate swaps	33,255	-	33,255	-

Total assets	$1,713,010	$-	$1,713,010	$-

Description of liability
Interest rate swaps	$33,255	$-	$33,255	$-

Total liabilities	$33,255	$-	$33,255	$-

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,206,313	$-	$1,206,313	$-
CMO/REMIC	493,710	-	493,710	-
Municipal bonds	39,354	-	39,354	-
Other securities	880	-	880	-

Total investment securities - AFS	1,740,257	-	1,740,257	-
Interest rate swaps	11,502	-	11,502	-

Total assets	$1,751,759	$-	$1,751,759	$-

Description of liability
Interest rate swaps	$11,502	$-	$11,502	$-

Total liabilities	$11,502	$-	$11,502	$-

2
8

Assets and Liabilities Measured at Fair Value on a
Non-Recurring
Basis
We may be required to measure certain assets at fair value on a non-recurring
basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.
For assets measured at fair value on a
non-recurring
basis that were held on the balance sheet at March 31, 2020 and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2020
(Dollars in thousands)
Description of assets
Loans:
Commercial and industrial	$903	$-	$-	$903	$9024
SBA	1,000	-	-	1,000	36
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$1,903	$-	$-	$1,903	$938

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2019
(Dollars in thousands)
Description of assets
Impaired loans:
Commercial and industrial	$253	$-	$-	$253	$251
SBA	359	-	-	359	513
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	444	-	-	444	64
Asset held-for-sale	-	-	-	-	-

Total assets	$1,056	$-	$-	$1,056	$828

Fair Value of Financial Instruments
The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2020 and December 31, 2019, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
	March 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$705,739	$705,739	$-	$-	$705,739
Interest-earning balances due from depository institutions	23,799	-	23,840	-	23,840
Investment securities available-for-sale	1,679,755	-	1,679,755	-	1,679,755
Investment securities held-to-maturity	642,255	-	657,819	-	657,819
Total loans, net of allowance for credit losses	7,383,511	-	-	7,338,946	7,338,946
Swaps	33,255	-	33,255	-	33,255
Liabilities
Deposits:
Interest-bearing	$3,540,955	$-	$3,540,407	$-	$3,540,407
Borrowings	368,915	-	368,654	-	368,654
Junior subordinated debentures	25,774	-	-	13,619	13,619
Swaps	33,255	-	33,255	-	33,255

	December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$185,518	$185,518	$-	$-	$185,518
Interest-earning balances due from depository institutions	2,931	-	2,938	-	2,938
Investment securities available-for-sale	1,740,257	-	1,740,257	-	1,740,257
Investment securities held-to-maturity	674,452	-	678,948	-	678,948
Total loans, net of allowance for loan losses	7,495,917	-	-	7,343,167	7,343,167
Swaps	11,502	-	11,502	-	11,502
Liabilities
Deposits:
Interest-bearing	$3,459,411	$-	$3,457,922	$-	$3,457,922
Borrowings	428,659	-	428,330	-	428,330
Junior subordinated debentures	25,774	-	-	20,669	20,669
Swaps	11,502	-	11,502	-	11,502

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.
3
0

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2020, the Bank has entered into 91 interest-rate swap agreements with customers. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.
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
Balance Sheet Classification of Derivative Financial Instruments
As of March 31, 2020 and December 31, 2019, the total notional amount of the Company’s swaps was $269.8 million, and $260.0 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	March 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$33,255	Other liabilities	$33,255

Total derivatives		$33,255		$33,255

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,502	Other liabilities	$11,502

Total derivatives		$11,502		$11,502

3
1

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings
The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
		2020	2019
		(Dollars in thousands)
Interest rate swaps	Other income	$373	$384

Total		$373	$384

9.	OTHER COMPREHENSIVE INCOME
The table below provides a summary of the components of other comprehensive inc om
e (“OCI”) for the periods presented.

	Three Months Ended March 31,
	2020			2019
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$36,619	$(10,826)	$25,793	$19,350	$(5,720)	$13,630
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(1)	-	(1)	(1,123)	332	(791)

Net change	$36,618	$(10,826)	$25,792	$18,227	$(5,388)	$12,839

3
2

10.	BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to master netting arrangements. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to counterparties continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults. We offer a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells certain of our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the Company’s conden se
d consolidated balances.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Con densed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
March 31, 2020
Financial assets:
Derivatives not designated as hedging instruments	$33,255	$-	$-	$33,255	$-	$33,255

Total	$33,255	$-	$-	$33,255	$-	$33,255

Financial liabilities:
Derivatives not designated as hedging instruments	$33,255	$-	$33,255	$-	$(52,171)	$(18,916)
Repurchase agreements	368,915	-	368,915	-	(417,665)	(48,750)

Total	$402,170	$-	$402,170	$-	$(469,836)	$(67,666)

December 31, 2019
Financial assets:
Derivatives not designated as hedging instruments	$11,502	$-	$-	$11,502	$-	$11,502

Total	$11,502	$-	$-	$11,502	$-	$11,502

Financial liabilities:
Derivatives not designated as hedging instruments	$11,619	$(117)	$11,502	$117	$(23,312)	$(11,693)
Repurchase agreements	428,659	-	428,659	-	(510,138)	(81,479)

Total	$440,278	$(117)	$440,161	$117	$(533,450)	$(93,172)

3
3

11.	LEASES

The Company’s operating leases, where the Company is a lessee, include real estate, such as office space and banking centers. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease and is reflected in the consolidated statement of earnings. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on the Company’s condensed consolidated balance sheet.
While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.
The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$16,917	$18,522
Total lease liabilities	$19,484	$21,392

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,623	$2,100
Sublease income	-	-

Total lease expense	$1,623	$2,100

(1) Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,935	$2,746

	March 31, 2020	December 31, 2019
Lease Term and Discount Rate
Weighted average remaining lease term (years)	3.99	4.18
Weighted average discount rate	3.34%	3.34%

The Company’s lease arrangements that have not yet commenced as of March 31, 2020 and the Company’s short-term lease costs and variable lease costs, for the three months ended March 31, 2020 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable
lease terms in excess of one year as of March 31, 2020, excluding property taxes and insurance, are as follows:

March 31, 2020
(Dollars in thousands)
Year:
2020 (excluding the three months ended March 31, 2020)	$5,179
2021	5,509
2022	4,322
2023	2,540
2024	1,495
Thereafter	1,781

Total future lease payments	20,826
Less: Imputed interest	(1,342)

Present value of lease liabilities	$19,484

3
4

12.	REVENUE RECOGNITION

On January 1, 2018, the
Company
adopted ASU No.
 2014-09
“Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. Refer to Note 3
 –
Summary of Significant Accounting Policies
and Note 24
 –
Revenue Recognition
of the 2019 Annual Report on Form
10-K
for the year ended December 31, 2019 for a more detailed discussion about noninterest revenue streams that are in-scope
of Topic 606.
The following presents noninterest income, segregated by revenue streams in-scope
and
out-of-scope
of Topic 606, for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,776	$5,141
Trust and investment services	2,420	2,182
Bankcard services	577	950
Gain on OREO, net	10	105
Other	1,798	2,044

Noninterest Income (in-scope of Topic 606)	9,581	10,422
Noninterest Income (out-of-scope of Topic 606)	2,059	5,881

Total noninterest income	$11,640	$16,303

3
5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2019, and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.
IMPACT OF
COVID-19
The spread of
COVID-19
has created a global public health crisis that has resulted in unprecedented volatility and disruption in financial markets and deterioration in economic activity and market conditions in the markets we serve. The pandemic has already affected our customers and the communities we serve and depending on the duration of the crisis, the adverse impact on our financial position and results of operations could be significant. In response to the anticipated effects of the pandemic on the U.S. economy, the Board of Governors of the Federal Reserve System (the “FRB”) has taken significant actions, including a reduction in the target range of the federal funds rate to
-0-
to 0.25% and an indeterminate amount of purchases of Treasury and mortgage-backed securities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the
COVID-19
pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized
businesses through 100% SBA guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. The SBA exhausted the initial funding for this program on April 15, 2020, but legislation passed on April 24, 2020 to provide additional PPP funds of $310 billion. We obtained approvals for about 3,800 loans, totaling approximately $1.25 billion through May 3, 2020. In response to the
COVID-19
pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. This program allows for a deferral of payments for 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. Through May 3, 2020, we have granted temporary payment deferments of interest or of principal and interest for 620 loans in the amount of $940 million, or approximately 13% of our total loan portfolio, at March 31, 2020.
As significant uncertainties as to future economic conditions exist, we have taken deliberate actions in response, including the termination of our stock repurchases under our
10b5-1
repurchase plan. Additionally, the expected economic deterioration, coupled with the implementation of the expected loss methodology for determining our provision for credit losses, better known as CECL, have contributed to an increased provision for credit losses of $12 million for the first quarter of 2020. We continue to monitor the impact of
COVID-19
closely, as well as any effects that may result from the CARES Act. The extent to which the
COVID-19
pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain, but we may experience increased provision for credit losses if the COVID-19 pandemic results in additional economic stress on our borrowers and loan portfolios.

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
•	Allowance for Credit Losses (“ACL”)
•	Business Combinations
•	Valuation and Recoverability of Goodwill
•	Income Taxes
Our significant accounting policies are described in greater detail in our 2019 Annual Report on Form
10-K
in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 –
Summary of Significant Accounting Policies
, included in our Annual Report on Form
10-K
for the year ended December 31, 2019, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Adoption of Allowance for Credit Losses
We adopted ASU
2016-13,
commonly referred to as Current Expected Credit Losses (“CECL”), which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, effective on January 1, 2020. We adopted the guidance using a modified retrospective approach, as required, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The adoption of ASU 2016-13, resulted in a reduction to our opening retained earnings of approximately $1.3 million. The ACL policy is described more fully in Note 3—
Summary of Significant Accounting Policies
of the notes to the unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements but Not Adopted as of March 31, 2020

Standard	Description	Adoption Timing	Impact on Financial Statements
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary, optional guidance to ease the potential burden in accounting for transitioning away from reference rates such as LIBOR. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022.

1st Quarter 2020 through the 4th Quarter 2022
Although the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans, our subordinated debentures, and interest rate swap derivatives that are indexed to LIBOR, we do not expect this ASU to have a material impact on the Company's consolidated financial statements.

Issued March 2020

ASU 2020-01 "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)
The FASB issued ASU 2020-01 "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies the interactions between ASC 321, ASC 323 and ASC 815 and addresses accounting for the transition into and out of the equity method and also provides guidance on whether equity method accounting would be applied to certain purchased options and forward contracts upon settlement.
		1st Quarter 2021	The adoption of this ASU will not have an impact on our consolidated financial statements.
Issued January 2020

OVERVIEW
For the first quarter of 2020, we reported net earnings of $38.0 million, compared with $51.3 million for the fourth quarter of 2019 and $51.6 million for the first quarter of 2019. Diluted earnings per share were $0.27 for the first quarter, compared to $0.37 for the prior quarter and $0.37 for the same period last year.
The implementation of CECL resulted in a beginning balance transition adjustment to our allowance for credit losses (“ACL”) of $1.8 million with a cumulative effect adjustment to beginning retained earnings of $1.3 million, net of tax. A $12.0 million credit loss provision was recorded for the first quarter of 2020, due primarily to the forecasted economic disruption resulting from
COVID-19.
During the quarter, we experienced minimal credit charge-offs of $86,000 and total recoveries of $227,000, resulting in net recoveries of $141,000.
At March 31, 2020, total assets of $11.61 billion increased $324.4 million, or 2.88%, from total assets of $11.28 billion at December 31, 2019. Interest-earning assets of $10.40 billion at March 31, 2020 increased $369.7 million, or 3.69%, when compared with $10.03 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $539.9 million increase in interest-earning balances due from the Federal Reserve, partially offset by a $98.4 million decrease in total loans and a $92.7 million decrease in investment securities.
Total investment securities were $2.32 billion at March 31, 2020, a decrease of $92.7 million, or 3.84%, from $2.41 billion at December 31, 2019. At March 31, 2020, investment securities held-to-maturity
(“HTM”) totaled $642.3 million. At March 31, 2020, investment securities available-for-sale
(“AFS”) totaled $1.68 billion, inclusive of a
pre-tax
unrealized gain of $58.5 million, an increase of $36.6 million from December 31, 2019. HTM securities declined by $32.2 million, or 4.77%, and AFS securities declined by $60.5 million, or 3.48%, from December 31, 2019. Our tax equivalent yield on investments was 2.45% for the quarter ended March 31, 2020, compared to 2.43% for the fourth quarter of 2019 and 2.57% for the first quarter of 2019.
Total loans and leases, net of deferred fees and discounts, of $7.47 billion at March 31, 2020 decreased by $98.4 million, or 1.30%, from December 31, 2019. The decrease in total loans included a $111.6 million decline in dairy & livestock and agribusiness loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding dairy and livestock loans, total loans grew by $13.2 million, or 0.18%. The $13.2 million increase in loans included increases of $25.6 million in commercial and industrial loans, $11.1 million in construction loans, and $8.1 million in SBA loans, partially offset by a $26.7 million decrease in commercial real estate loans and collectively a $4.9 million decline in other loan segments. Our yield on loans was 4.95% for the quarter ended March 31, 2020, compared to 5.15% for the fourth quarter of 2019 and 5.27% for the first quarter of 2019. Interest income for yield adjustments related to discount accretion on acquired loans was $4.8 million for the quarter ended March 31, 2020, compared to $6.5 million for the fourth quarter of 2019 and $7.2 million for the first quarter of 2019.
Noninterest-bearing deposits were $5.57 billion at March 31, 2020, an increase of $327.1 million, or 6.24%, when compared to December 31, 2019. At March 31, 2020, noninterest-bearing deposits were 61.15% of total deposits, compared to 60.26% at December 31, 2019. Given what is typically a seasonally low quarter for us, deposit growth for the first quarter of 2020 was strong, although some of this growth was inflated by approximately $100 million of short-term noninterest-bearing deposits at the end of the first quarter. Our average cost of total deposits was 0.19% for the quarter ended March 31, 2020, compared to 0.21% for the fourth quarter of 2019 and 0.18% for the first quarter of 2019.
Customer repurchase agreements totaled $368.9 million at March 31, 2020, compared to $428.7 million at December 31, 2019. Our average cost of total deposits including customer repurchase agreements was 0.20% for the quarter ended March 31, 2020, 0.21% for the fourth quarter of 2019, and 0.20% for the first quarter of 2019.
At March 31, 2020 and December 31, 2019, we had no short-term borrowings, compared to $153.0 million at March 31, 2019. At March 31, 2020, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2019. Our average cost of funds was 0.21% for the quarter ended March 31, 2020, 0.22% for the fourth quarter of 2019, and 0.25% for the first quarter of 2019.
The allowance for credit losses totaled $82.6 million at March 31, 2020, compared to $68.7 million at December 31, 2019. Due to the adoption of CECL, effective on January 1, 2020, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by $12.0 million in provision for credit losses in the first quarter of 2020 due to the severe economic disruption forecasted to result from the coronavirus pandemic. The allowance for credit losses was 1.11% and 0.91% of total loans and leases outstanding, at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, total discounts on acquired loans were $43.4 million.

The Company’s total equity was $1.94 billion at March 31, 2020. This represented a decrease of $52.7 million, or 2.64%, from total equity of $1.99 billion at December 31, 2019. This decrease was primarily due to repurchase of common stock of $91.7 million under our 10b5-1 stock repurchase program, that was offset by a $25.8 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our investment securities portfolio. Equity also increased by $13.6 million in retained earnings for the quarter after $24.4 million in cash dividends were declared by the Company for the first quarter of 2020. Our tangible common equity ratio was 11.3% at March 31, 2020.
Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of March 31, 2020, the Company’s Tier 1 leverage capital ratio totaled 11.60%, our common equity Tier 1 ratio totaled 14.13%, our Tier 1 risk-based capital ratio totaled 14.42%, and our total risk-based capital ratio totaled 15.49%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our
Analysis of Financial Condition – Capital Resources
.

ANALYSIS OF THE RESULTS OF OPERATIONS
Financial Performance

	For the Three Months Ended March 31,		Variance
	2020	2019	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$102,306	$109,536	$(7,230)	-6.60%
Provision for credit losses	(12,000)	(1,500)	(10,500)	-700.00%
Noninterest income	11,640	16,303	(4,663)	-28.60%
Noninterest expense	(48,641)	(51,604)	2,963	5.74%
Income taxes	(15,325)	(21,093)	5,768	27.35%

Net earnings	$37,980	$51,642	$(13,662)	-26.46%

Earnings per common share:
Basic	$0.27	$0.37	$(0.10)
Diluted	$0.27	$0.37	$(0.10)
Return on average assets	1.34%	1.84%	-0.50%
Return on average shareholders’ equity	7.61%	11.14%	-3.53%
Efficiency ratio	42.69%	41.01%	1.68%
Noninterest expense to average assets	1.72%	1.83%	-0.11%

	For the Three Months Ended		Variance
	March 31, 2020	December 31, 2019	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$102,306	$107,020	$(4,714)	-4.40%
Provision for credit losses	(12,000)	-	(12,000)	-
Noninterest income	11,640	12,640	(1,000)	-7.91%
Noninterest expense	(48,641)	(49,073)	432	0.88%
Income taxes	(15,325)	(19,306)	3,981	20.62%

Net earnings	$37,980	$51,281	$(13,301)	-25.94%

Earnings per common share:
Basic	$0.27	$0.37	$(0.10)
Diluted	$0.27	$0.37	$(0.10)
Return on average assets	1.34%	1.79%	-0.45%
Return on average shareholders’ equity	7.61%	10.21%	-2.60%
Efficiency ratio	42.69%	41.01%	1.68%
Noninterest expense to average assets	1.72%	1.71%	0.01%

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

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(Dollars in thousands)
Net Income	$37,980	$51,281	$51,642
Add: Amortization of intangible assets	2,445	2,460	2,857
Less: Tax effect of amortization of intangible assets (1)	(723)	(727)	(845)

Tangible net income	$39,702	$53,014	$53,654

Average stockholders’ equity	$2,006,464	$1,993,315	$1,879,685
Less: Average goodwill	(663,707)	(663,707)	(666,539)
Less: Average intangible assets	(41,732)	(44,185)	(52,777)

Average tangible common equity	$1,301,025	$1,285,423	$1,160,369

Return on average equity, annualized	7.61%	10.21%	11.14%
Return on average tangible common equity, annualized	12.27%	16.36%	18.75%

(1)	Tax effected at respective statutory rates.

Net Interest Income
The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three months ended March 31, 2020 and 2019. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management
included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,659,394	$9,825	2.37%	$1,654,324	$10,309	2.49%
Tax-advantaged	38,086	224	3.36%	44,380	336	4.07%
Held-to-maturity securities:
Taxable	469,394	2,698	2.30%	509,608	2,910	2.30%
Tax-advantaged	189,522	1,300	3.32%	227,908	1,615	3.43%
Investment in FHLB stock	17,688	332	7.55%	17,688	332	7.61%
Interest-earning deposits with other institutions	261,041	613	0.94%	18,695	94	2.04%
Loans (2)	7,482,805	92,117	4.95%	7,662,573	99,687	5.27%

Total interest-earning assets	10,117,930	107,109	4.27%	10,135,176	115,283	4.62%
Total noninterest-earning assets	1,257,870			1,273,078

Total assets	$11,375,800			$11,408,254

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$3,056,743	3,111	0.41%	$3,127,839	2,685	0.35%
Time deposits	445,431	1,013	0.91%	524,822	1,186	0.92%

Total interest-bearing deposits	3,502,174	4,124	0.47%	3,652,661	3,871	0.43%
FHLB advances, other borrowings, and customer repurchase agreements	504,585	679	0.54%	691,965	1,876	1.09%

Interest-bearing liabilities	4,006,759	4,803	0.48%	4,344,626	5,747	0.54%

Noninterest-bearing deposits	5,247,025			5,085,764
Other liabilities	115,552			98,179
Stockholders’ equity	2,006,464			1,879,685

Total liabilities and stockholders’ equity	$11,375,800			$11,408,254

Net interest income		$102,306			$109,536

Net interest spread - tax equivalent			3.79%			4.08%
Net interest margin			4.06%			4.37%
Net interest margin - tax equivalent			4.08%			4.39%

(1)	Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended March 31, 2020 and 2019. The non TE rates were 2.38% and 2.49% for the three months ended March 31, 2020 and 2019, respectively.

(2)	Includes loan fees of $548,000 and $827,000 for the three months ended March 31, 2020 and 2019, respectively. Prepayment penalty fees of $1.5 million and $1.0 million are included in interest income for the three months ended March 31, 2020 and 2019, respectively.

(3)	Includes interest-bearing demand and money market accounts.

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
Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Three Months Ended March 31, 2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$31	$(514)	$(1)	$(484)
Tax-advantaged investment securities	(40)	(63)	(9)	(112)
Held-to-maturity securities:
Taxable investment securities	(214)	2	-	(212)
Tax-advantaged investment securities	(258)	(49)	(8)	(315)
Investment in FHLB stock	-	-	-	-
Interest-earning deposits with other institutions	1,231	(51)	(661)	519
Loans	(2,060)	(5,384)	(126)	(7,570)

Total interest income	(1,310)	(6,059)	(805)	(8,174)

Interest expense:
Savings deposits	(65)	503	(12)	426
Time deposits	(171)	(2)	-	(173)
FHLB advances, other borrowings, and customer repurchase agreements	(354)	(663)	(180)	(1,197)

Total interest expense	(590)	(162)	(192)	(944)

Net interest income	$(720)	$(5,897)	$(613)	$(7,230)

First Quarter of 2020 Compared to the First Quarter of 2019
Net interest income, before provision for credit losses, of $102.3 million for the first quarter of 2020 decreased $7.2 million, or 6.60%, compared to $109.5 million for the first quarter of 2019. Interest-earning assets decreased on average by $17.2 million, or 0.17%, from $10.14 billion for the first quarter of 2019 to $10.12 billion for the first quarter of 2020. Our net interest margin (TE) was 4.08% for the first quarter of 2020, compared to 4.39% for the first quarter of 2019.
Interest income for the first quarter of 2020 was $107.1 million, which represented an $8.2 million, or 7.09%, decrease when compared to the same period of 2019. Average interest-earning assets decreased by $17.2 million and the average interest-earning asset yield of 4.27%, compared to 4.62% for the first quarter of 2019. The 35 basis point decrease in the interest-earning asset yield over the first quarter of 2019 was primarily due to a 32 basis point decrease in loan yields.
Interest income and fees on loans for the first quarter of 2020 of $92.1 million decreased $7.6 million, or 7.59%, when compared to the first quarter of 2019. Average loans decreased $179.8 million for the first quarter of 2020 when compared with the same period of 2019. Discount accretion on acquired loans was $4.8 million for the first quarter of 2020, compared to $7.2 million for the first quarter of 2019. The significant decline in interest rates over the past three quarters had a negative impact on loans yields, which after excluding discount accretion, declined by 18 basis points compared to the prior year. The Federal Reserve lowered short-term interest rates by 150 basis points in the first quarter of 2020, after having lowered them by 75 basis points in the second half of 2019.
Interest income from investment securities was $14.0 million for the first quarter of 2020, a $1.1 million, or 7.40%, decrease from $15.2 million for the first quarter of 2019. This decrease was primarily the result of a $79.8 million decline in average investment securities for the first quarter of 2020, compared to the same period of 2019. The non tax-equivalent yield on investments decreased by 11 basis points compared to the first quarter of 2019.

Interest expense of $4.8 million for the first quarter of 2020, decreased $944,000, or 16.43%, compared to the first quarter of 2019. Total cost of funds declined to 0.21% for the first quarter of 2020 from 0.25% for the first quarter of 2019. On average, noninterest-bearing deposits were 59.97% of our total deposits for the first quarter of 2020, compared to 58.20% for the first quarter of 2019. In comparison to the first quarter of 2019, our overall cost of funds decreased by four basis points, as noninterest-bearing deposits grew by $161.3 million and overnight borrowings decreased by $159.0 million. Interest-bearing deposits declined by $150.5 million compared to the first quarter of 2019, while the cost of interest-bearing deposits increased by four basis points.
Provision for Credit Losses
The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio at the balance sheet date. On January 1, 2020, we adopted ASU
2016-13,
commonly referred to as CECL, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan.
The allowance for credit losses on loans totaled $82.6 million at March 31, 2020, compared to $68.7 million at December 31, 2019 and $65.2 million as of March 31, 2019. Upon adoption of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance, with no impact on the consolidated statement of earnings, and was increased by $12.0 million in provision for credit losses in the first quarter of 2020 due to the severe economic disruption forecasted as a result of the coronavirus pandemic. During the first quarter of 2020, we experienced minimal credit charge-offs of $86,000 and total recoveries of $227,000, resulting in net recoveries of $141,000. This compares to a $1.5 million loan loss provision and net recoveries of $88,000 for the same period of 2019. We believe the allowance is appropriate at March 31, 2020. The ratio of the allowance for credit losses to total loans and leases outstanding, net of deferred fees and discount, as of March 31, 2020, December 31, 2019 and March 31, 2019 was 1.11%, 0.91% and 0.86%, respectively. As of March 31, 2020, remaining discounts on acquired loans were $43.4 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations
contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.
No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will or will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment.
We may experience increases in the provision for credit losses, in future periods, due to further deterioration in economic conditions from the COVID-19 epidemic. See “Allowance for Credit Losses” under

Analysis of Financial Condition

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
The following table sets forth the various components of noninterest income for the periods presented.

	For the Three Months Ended March 31,		Variance
	2020	2019	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,776	$5,141	$(365)	-7.10%
Trust and investment services	2,420	2,182	238	10.91%
Bankcard services	577	950	(373)	-39.26%
BOLI income	2,059	1,336	723	54.12%
Gain on OREO, net	10	105	(95)	-90.48%
Gain on sale of building, net	-	4,545	(4,545)	-100.00%
Other	1,798	2,044	(246)	-12.04%

Total noninterest income	$11,640	$16,303	$(4,663)	-28.60%

First Quarter of 2020 Compared to the First Quarter of 2019
The $4.7 million decrease in noninterest income was primarily due to a $4.5 million net gain on the sale of one of our bank owned buildings in the first quarter of 2019. Service charges on deposit accounts decreased by $365,000 from the first quarter of 2019. The Durbin Amendment’s cap on interchange fees reduced our debit card interchange fee income for bankcard services by approximately $300,000 when compared to the first quarter of 2019.
CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured
investment products. At March 31, 2020, CitizensTrust had approximately $2.70 billion in assets under management and administration, including $1.95 billion in assets under management. CitizensTrust generated fees of $2.4 million for the first quarter of 2020, an increase of $238,000 compared to the first quarter of 2019, due to the growth in assets under management.
The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Death benefits of $715,000 were included in our BOLI policies for the first quarter of 2020.

Noninterest Expense
The following table summarizes the various components of noninterest expense for the periods presented.

	For the Three Months Ended March 31,		Variance
	2020	2019	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$30,877	$29,302	$1,575	5.38%
Occupancy	3,803	4,407	(604)	-13.71%
Equipment	1,034	1,017	17	1.67%
Professional services	2,256	1,925	331	17.19%
Computer software expense	2,816	2,613	203	7.77%
Marketing and promotion	1,555	1,394	161	11.55%
Amortization of intangible assets	2,445	2,857	(412)	-14.42%
Telecommunications expense	636	758	(122)	-16.09%
Regulatory assessments	148	924	(776)	-83.98%
Insurance	406	469	(63)	-13.43%
Loan expense	257	316	(59)	-18.67%
Directors’ expenses	315	287	28	9.76%
Stationery and supplies	285	292	(7)	-2.40%
Acquisition related expenses	-	3,149	(3,149)	-100.00%
Other	1,808	1,894	(86)	-4.54%

Total noninterest expense	$48,641	$51,604	$(2,963)	-5.74%

Noninterest expense to average assets	1.72%	1.83%

Efficiency ratio (1)	42.69%	41.01%

(1)	Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

First Quarter of 2020 Compared to the First Quarter of 2019
Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.72% for the first quarter of 2020, compared to 1.83% for the first quarter of 2019.
Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 42.69% for the first quarter of 2020, compared to 41.01% for the first quarter of 2019.
Noninterest expense of $48.6 million for the first quarter of 2020 was $3.0 million, or 5.74%, lower than the first quarter of 2020. There were no merger related expenses related to the Community Bank acquisition for the first quarter of 2020, compared to $3.1 million for the first quarter of 2019. The year-over-year decrease also included a $776,000 decrease in regulatory assessments, a $587,000 decrease in occupancy and equipment expense primarily due to the consolidation of banking centers, and a $412,000 decrease in Core Deposit Intangible (“CDI”) amortization. These decreases were partially offset by a $1.6 million increase in salaries and employee benefit costs.
Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2020 was 28.75%, compared to 29.00% for the same periods of 2019. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged
income as well as available tax credits.
The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged
income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION
Total assets of $11.61 billion at March 31, 2020 increased $324.4 million, or 2.88%, from total assets of $11.28 billion at December 31, 2019. Interest-earning assets totaled $10.40 billion at March 31, 2020, an increase of $369.7 million, or 3.69%, when compared with $10.03 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $539.9 million increase in interest-earning balances due from the Federal Reserve. Partially offsetting these increases was a $98.4 million decrease in total loans and a $92.7 million decrease in investment securities. The decrease in total loans included a $111.6 million decline in dairy & livestock loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding dairy and livestock loans, total loans grew by $13.2 million, or 0.18%. The Company is well positioned to use the excess liquidity built-up
during the quarter to fund customer loan requests under the SBA’s Paycheck Protection Program. The SBA exhausted the funding for these loans on April 15, 2020, but through that date we processed 911 loans, totaling $558 million.
Total liabilities were $9.67 billion at March 31, 2020, an increase of $377.2 million, or 4.06%, from total liabilities of $9.29 billion at December 31, 2019. Total deposits grew by $408.7 million, or 4.69%. Total equity decreased $52.7 million, or 2.67%, to $1.94 billion at March 31, 2020, compared to total equity of $1.99 billion at December 31, 2019. The $52.7 million decrease in equity was primarily due to the repurchase of 4.9 million shares of common stock for $91.7 million under our 10b5-1 stock repurchase program. We previously announced that we suspended this
10b5-1
stock repurchase program due to the uncertainty of the
COVID-19
pandemic. We had $38.0 million in net earnings during the quarter, offset by $24.4 million in cash dividends declared and a cumulative effect adjustment to beginning retained earnings of $1.3 million, net of tax, due to the adoption of CECL on January 1, 2020. Our equity also increased by $25.8 million as a result of an increase in other comprehensive income from the increase in our tax adjusted market value of our available-for-sale
investment securities.
Investment Securities
The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2020, we reported total investment securities of $2.32 billion. This represented a decrease of $92.7 million, or 3.84%, from total investment securities of $2.41 billion at December 31, 2019. The decrease in investment securities was due to cash outflow from the portfolio exceeding new securities purchased in the first quarter of 2020, partially offset by an increase in the fair value of AFS investment securities as a result of declining interest rates. At March 31, 2020, investment securities HTM totaled $642.3 million. At March 31, 2020, our AFS investment securities totaled $1.68 billion, inclusive of a pre-tax
net unrealized gain of $58.5 million. The
after-tax
unrealized gain reported in AOCI on AFS investment securities was $41.2 million.
As of March 31, 2020, the Company had a
pre-tax
net unrealized holding gain on AFS investment securities of $58.5 million, compared to a pre-tax
net unrealized holding gain of $21.9 million at December 31, 2019. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2020 and 2019, repayments/maturities of investment securities totaled $128.2 million and $107.5 million, respectively. The Company purchased additional investment securities totaling $1.5 million and $19.8 million for the first three months ended March 31, 2020 and 2019, respectively. No investment securities were sold during the first three months of 2020 and 2019.

The tables below set forth investment securities AFS and HTM as of the dates presented.

	March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,118,385	$43,546	$-	$1,161,931	69.18%
CMO/REMIC	466,033	14,060	-	480,093	28.58%
Municipal bonds	36,119	913	-	37,032	2.20%
Other securities	699	-	-	699	0.04%

Total available-for-sale securities	$1,621,236	$58,519	$-	$1,679,755	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$111,452	$3,468	$(207)	$114,713	17.35%
Mortgage-backed securities	161,983	8,182	-	170,165	25.22%
CMO/REMIC	184,316	591	(98)	184,809	28.70%
Municipal bonds	184,504	4,054	(426)	188,132	28.73%

Total held-to-maturity securities	$642,255	$16,295	$(731)	$657,819	100.00%

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,185,757	$21,306	$(750)	$1,206,313	69.32%
CMO/REMIC	493,214	1,392	(896)	493,710	28.37%
Municipal bonds	38,506	850	(2)	39,354	2.26%
Other securities	880	-	-	880	0.05%

Total available-for-sale securities	$1,718,357	$23,548	$(1,648)	$1,740,257	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$117,366	$2,280	$(657)	$118,989	17.40%
Mortgage-backed securities	168,479	2,083	(54)	170,508	24.98%
CMO/REMIC	192,548	-	(2,458)	190,090	28.55%
Municipal bonds	196,059	3,867	(565)	199,361	29.07%

Total held-to-maturity securities	$674,452	$8,230	$(3,734)	$678,948	100.00%

The weighted-average yield (TE) on the total investment portfolio at March 31, 2020 was 2.53% with a weighted-average life of 2.9 years. This compares to a weighted-average yield of 2.54% at December 31, 2019 with a weighted-average life of 3.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
Approximately 90% of the securities in the total investment portfolio, at March 31, 2020, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of March 31, 2020, approximately $71.8 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 10% of the total investment portfolio, are predominately AA or higher rated securities. The allowance for credit losses for held-to-maturity
investment securities under the new CECL model was zero at March 31, 2020.

We adopted ASU
2016-13
on January 1, 2020, on a prospective basis. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale
and
held-to-maturity
securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the first quarter of 2020, management determined that credit losses did not exist for securities in an unrealized loss position. As of March 31, 2020, there were no AFS investment securities with an unrealized loss position.
The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019, prior to adoption of ASU
2016-13.
Management previously reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired.

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

Loans
Total loans and leases, net of deferred fees and discounts, of $7.47 billion at March 31, 2020 decreased by $98.4 million, or 1.30%, from $7.56 billion at December 31, 2019. The decrease in total loans included a $111.6 million decline in dairy & livestock and agribusiness loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding dairy and livestock loans, total loans grew by $13.2 million, or 0.18%. The $13.2 million increase in loans included increases of $25.6 million in commercial and industrial loans, $11.1 million in construction loans, and $8.1 million in SBA loans, partially offset by a $26.7 million decrease in commercial real estate loans and collectively a $4.9 million decline in other loan segments.
The following table presents our loan portfolio by type as of the dates presented.
Distribution of Loan Portfolio by Type

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial and industrial	$960,761	$935,127
SBA	313,071	305,008
Real estate:
Commercial real estate	5,347,925	5,374,617
Construction	128,045	116,925
SFR mortgage	278,743	283,468
Dairy & livestock and agribusiness	272,114	383,709
Municipal lease finance receivables	51,287	53,146
Consumer and other loans	114,206	116,319

Gross loans	7,466,152	7,568,319
Less: Deferred loan fees, net (1)	-	(3,742)

Gross loans, net of deferred loan fees	7,466,152	7,564,577
Less: Allowance for credit losses	(82,641)	(68,660)

Total loans and lease finance receivables	$7,383,511	$7,495,917

(1)	Beginning with March 31, 2020, gross loans are presented net of deferred loan fees by respective class of financing receivables.

As of March 31, 2020, $248.2 million, or 4.64% of the total commercial real estate loans included loans secured by farmland, compared to $241.8 million, or 4.50%, at December 31, 2019. The loans secured by farmland included $122.5 million for loans secured by dairy & livestock land and $125.7 million for loans secured by agricultural land at March 31, 2020, compared to $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019. As of March 31, 2020, dairy & livestock and agribusiness loans of $272.1 million were comprised of $218.0 million for dairy & livestock loans and $54.1 million for agribusiness loans, compared to $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans at December 31, 2019.
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
As of March 31, 2020, the Company had $189.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2020, the Company had $123.6 million of total SBA 7(a) loans that include a guarantee of payment form the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

We have been an active participant in the SBA’s Paycheck Protection Program. Including the second round of funding after Legislation passed on April 24, 2020, we obtained approvals for about 3,800 loans, totaling approximately
$1.25 billion as of May 3, 2020.
As of March 31, 2020, the Company had $128.0 million in construction loans. This represents 1.72% of total gross loans held-for-investment.
Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at March 31, 2020.
Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment
commercial real estate loans, by region as of March 31, 2020.

	March 31, 2020
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,297,399	44.2%	$2,214,541	41.4%
Central Valley	1,120,563	15.0%	899,197	16.8%
Orange County	968,575	13.0%	654,593	12.2%
Inland Empire	987,534	13.2%	845,578	15.8%
Central Coast	457,225	6.1%	361,910	6.8%
San Diego	210,065	2.8%	128,828	2.4%
Other California	139,860	1.9%	78,833	1.5%
Out of State	284,931	3.8%	164,445	3.1%

	$7,466,152	100.0%	$5,347,925	100.0%

The table below breaks down our commercial real estate portfolio.

	March 31, 2020
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$1,848,941	34.6%	54.0%	$1,377
Office	940,513	17.6%	25.3%	1,512
Retail	783,047	14.6%	11.8%	1,635
Multi-family	586,221	11.0%	0.5%	1,642
Medical	279,466	5.2%	45.7%	1,791
Secured by farmland (2)	248,172	4.6%	100.0%	2,034

Other (3)	661,565	12.4%	54.8%	1,402

Total commercial real estate	$5,347,925	100.0%	38.7%	$1,506

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.

(2)	The loans secured by farmland included $122.5 million for loans secured by dairy & livestock land and $125.7 million for loans secured by agricultural land at March 31, 2020.

(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

At March 31, 2020, loans to customers in the hotel, restaurant, entertainment, or recreation industries represented approximately 3% of our loan portfolio and loans to customers in educational services were only 1% of the overall portfolio. Other retail related loans, primarily loans collateralized by commercial real estate, comprised approximately 12% of the loan portfolio at March 31, 2020. At origination, these loans were underwritten with loan-to-values
averaging approximately 53%.

Nonperforming Assets
The following table provides information on nonperforming assets as of the dates presented.

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$6,428	$5,033
Troubled debt restructured loans (nonperforming)	-	244
OREO, net	4,889	4,889

Total nonperforming assets	$11,317	$10,166

Troubled debt restructured performing loans	$2,813	$3,112

Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.15%	0.13%
Percentage of nonperforming assets to total assets	0.10%	0.09%
At March 31, 2020, nonaccrual loans and performing TDR loans totaled $9.2 million, or 0.12% of total gross loans, compared to $8.4 million, or 0.11% of total loans at December 31, 2019. At March 31, 2020, total nonaccrual loans and performing TDR loans resulting from troubled debt restructures represented $2.8 million, all of which were performing.
Of the $9.2 million total nonaccrual loans and performing TDR loans as of March 31, 2020, $8.5 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year).

Troubled Debt Restructurings (“TDRs”)
Total TDRs were $2.8 million at March 31, 2020, compared to $3.4 million at December 31, 2019. At March 31, 2020, we had zero in nonperforming TDRs and $2.8 million of performing TDRs were accruing interest as restructured loans. Performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of
COVID-19,
their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of
COVID-19,
we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program. Through May 3, 2020, we have granted temporary payment deferments of interest or of principal and interest for 90 days on 620 loans in the amount of $940 million, or approximately 13% of our total loan portfolio, at March 31, 2020.
The following table provides a summary of TDRs as of the dates presented.

	March 31, 2020		December 31, 2019
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$68	2	$78	2
SBA	524	1	536	1
Real Estate:
Commercial real estate	377	1	397	1
Construction	-	-	-	-
SFR mortgage	1,844	7	2,101	8
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$2,813	11	$3,112	12

Nonperforming TDRs:
Commercial and industrial	$-	-	$-	-
SBA	-	-	-	-
Real Estate:
Commercial real estate	-	-	-	-
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	244	1

Total nonperforming TDRs	$-	-	$244	1

Total TDRs	$2,813	11	$3,356	13

At March 31, 2020, there was no allowance for credit losses allocated to TDRs. At December 31, 2019, there was no allowance for credit losses specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for the three months ended March 31, 2020 and 2019.

Nonperforming Assets and Delinquencies
The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands)
Nonperforming loans:
Commercial and industrial	$1,703	$1,266	$1,550	$1,993	$8,388
SBA	2,748	2,032	2,706	5,082	4,098
Real estate:
Commercial real estate	947	724	1,083	1,095	1,134
Construction	-	-	-	-	-
SFR mortgage	864	878	888	2,720	2,894
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	166	377	385	397	477

Total	$6,428	$5,277	$6,612	$11,287	$16,991

% of Total gross loans	0.09%	0.07%	0.09%	0.15%	0.22%

Past due 30-89 days:
Commercial and industrial	$665	$2	$756	$310	$369
SBA	3,086	1,402	303	-	601
Real estate:
Commercial real estate	210	-	368	-	124
Construction	-	-	-	-	-
SFR mortgage	233	249	-	-	-
Dairy & livestock and agribusiness	166	-	-	-	-
Consumer and other loans	-	-	-	22	101

Total	$4,360	$1,653	$1,427	$332	$1,195

% of Total gross loans	0.06%	0.02%	0.02%	0.004%	0.02%

OREO:
SBA	$797	$797	$444	$-	$-
Real estate:
Commercial real estate	2,275	2,275	2,275	2,275	2,275
SFR mortgage	1,817	1,817	6,731	-	-

Total	$4,889	$4,889	$9,450	$2,275	$2,275

Total nonperforming, past due, and OREO	$15,677	$11,819	$17,489	$13,894	$20,461

% of Total gross loans	0.21%	0.16%	0.23%	0.18%	0.27%

Nonperforming loans, defined as nonaccrual loans plus nonperforming TDR loans, were $6.4 million at March 31, 2020, or 0.09% of total loans. Total nonperforming loans at March 31, 2020 included $4.7 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $5.3 million, or 0.07% of total loans, at December 31, 2019 and $17.0 million, or 0.22% of total loans, at March 31, 2019. The $1.2 million quarter-over-quarter increase in nonperforming loans was primarily due to $716,000 in nonperforming SBA loans, $437,000 in nonperforming commercial and industrial loans, and $223,000 in nonperforming commercial real estate loans. This was partially offset by a $211,000 decrease in nonperforming consumer and other loans.
In response to the
COVID-19
pandemic, we have implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan.
At March 31, 2020 and December 31, 2019, we had four OREO properties with a carrying value of $4.9 million, compared to one OREO property with a carrying value of $2.3 million at March 31, 2019. There were no additions to or sales of OREO properties during the first quarter of 2020.

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
” contained in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Allowance for Credit Losses
We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3—
Summary of Significant Accounting Policies
of the notes to the unaudited condensed consolidated financial statements. The allowance for credit losses totaled $82.6 million as of March 31, 2020, compared to $68.7 million as of December 31, 2019 and $65.2 million as of March 31, 2019. Upon implementation of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by a $12.0 million credit loss provision in the first quarter of 2020 due to the severe forecasted economic disruption forecasted as a result of the coronavirus pandemic. Net recoveries were $141,000 for the three months ended March 31, 2020. This compares to a $1.5 million loan loss provision and $88,000 in net recoveries for the same period of 2019.
Our modeling processes incorporate a lifetime historical loss rate methodology by different asset classes. These models use key loan attributes by asset class and macroeconomic variables. Macroeconomic variables include GDP, and unemployment rate, among others. Our economic forecast incorporates a weighting of multiple forecasts. The forecast includes a reasonable and supportable forecast period of two to three years for the macroeconomic variables, which revert to an historical mean based on an input reversion approach. We consider publicly published economic forecasts from multiple sources, including the Moody’s forecast from March 27, 2020 that reflected the most recent available information and forecast of evolving impacts on macroeconomic variables from the
COVID-19
pandemic. This stressed economic forecast included a significant contraction in GDP approaching 20% in the second quarter of 2020 and the unemployment rate rising to more than 9% in the second quarter and sustaining at an elevated level through 2020 and into
2021. If the economic forecast deteriorates further due to the COVID-19 epidemic, we may experience increases in the allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$68,660	$63,613
Impact of adopting ASU 2016-13	1,840	-
Charge-offs:
Commercial and industrial	-	-
SBA	-	(20)
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	-	(78)
Consumer and other loans	(86)	(1)

Total charge-offs	(86)	(99)

Recoveries:
Commercial and industrial	2	110
SBA	-	5
Commercial real estate	-	-
Construction	3	3
SFR mortgage	206	68
Dairy & livestock and agribusiness	-	-
Consumer and other loans	16	1

Total recoveries	227	187

Net recoveries	141	88
Provision for credit losses	12,000	1,500

Allowance for credit losses at end of period	$82,641	$65,201

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,959	$8,959
Impact of adopting ASU 2016-13	41	-
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$9,000	$8,959

Reserve for unfunded loan commitments to total unfunded loan commitments	0.56%	0.54%

Amount of total loans at end of period (1)	$7,466,152	$7,606,863
Average total loans outstanding (1)	$7,482,805	$7,662,573

Net recoveries to average total loans	0.002%	0.001%
Net recoveries to total loans at end of period	0.002%	0.001%
Allowance for credit losses to average total loans	1.10%	0.85%
Allowance for credit losses to total loans at end of period	1.11%	0.86%
Net recoveries to allowance for credit losses	0.17%	0.13%
Net recoveries to provision for credit losses	1.18%	5.87%

(1)	Includes PCI loans and is net of deferred loan origination fees, costs and discounts.

The ACL/Total Loan Coverage Ratio as of March 31, 2020 increased to 1.11%, compared to 0.93% as of January 1, 2020 due to the more severe economic forecast that resulted from the
COVID-19
crisis.
At implementation of CECL on January 1, 2020, the reserve for unfunded loan commitments included a transition adjustment of $41,000 for our off-balance
sheet credit exposures. The Bank’s CECL methodology also produced an allowance of $9.0 million for our off-balance
sheet credit exposures, which was unchanged from the allowance at January 1, 2020.
While we believe that the allowance at March 31, 2020 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits.
Total deposits were $9.11 billion at March 31, 2020. This represented an increase of $408.7 million, or 4.69%, over total deposits of $8.70 billion at December 31, 2019. The composition of deposits is summarized as of the dates presented in the table below.

	March 31, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$5,572,649	61.15%	$5,245,517	60.26%
Interest-bearing deposits
Investment checking	454,153	4.98%	454,565	5.22%
Money market	2,217,656	24.34%	2,158,161	24.79%
Savings	417,708	4.58%	400,377	4.60%
Time deposits	451,438	4.95%	446,308	5.13%

Total deposits	$9,113,604	100.00%	$8,704,928	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $5.57 billion at March 31, 2020, representing an increase of $327.1 million, or 6.24%, from noninterest-bearing deposits of $5.25 billion at December 31, 2019. Noninterest-bearing deposits represented 61.15% of total deposits for March 31, 2020, compared to 60.26% of total deposits for December 31, 2019.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $3.09 billion at March 31, 2020, representing an increase of $76.4 million, or 2.54%, from savings deposits of $3.01 billion at December 31, 2019.
Time deposits totaled $451.4 million at March 31, 2020, representing an increase of $5.1 million, or 1.15%, from total time deposits of $446.3 million for December 31, 2019.
Borrowings
In order to enhance the Bank’s spread between its cost of funds and interest-earning assets, we first seek noninterest-bearing deposits (the lowest cost of funds to the Bank). Next, we pursue growth in interest-bearing deposits, and finally, we supplement the growth in deposits with borrowed funds (borrowings and customer repurchase agreements). Average borrowed funds, as a percent of total funding (total deposits plus borrowed funds), was 5.19% for the first quarter of 2020, compared to 7.08% for the same period of 2019.
We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of March 31, 2020 and December 31, 2019, total funds borrowed under these agreements were $368.9 million and $428.7 million, respectively, with a weighted average interest rate of 0.26% and 0.44%, respectively.
We had no short-term borrowings at March 31, 2020 and December 31, 2019.
At March 31, 2020, $6.06 billion of loans and $1.63 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations
The following table summarizes the aggregate contractual obligations as of March 31, 2020.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$9,113,604	$9,036,138	$66,253	$10,626	$587
Customer repurchase agreements (1)	368,915	368,915	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	23,233	763	1,305	636	20,529
Operating leases	20,826	6,706	9,109	3,423	1,588
Affordable housing investment	3,159	2,285	814	47	13

Total	$9,555,511	$9,414,807	$77,481	$14,732	$48,491

(1)	Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.
Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.
At March 31, 2020, we had no short-term borrowings, compared to zero at December 31, 2019, and $153.0 million at March 31, 2019.
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
operating leases. Refer to Note 11 –
Leases
of the notes to the Company’s unaudited condensed consolidated financial statements for a more detailed discussion about leases.

Off-Balance
Sheet Arrangements
The following table summarizes the
off-balance
sheet items at March 31, 2020.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$917,055	$614,928	$168,309	$5,196	$128,622
SBA	396	362	4	-	30
Real estate:
Commercial real estate/	247,308	42,254	74,850	121,004	9,200
Construction	52,545	35,972	13,373	-	3,200
SFR Mortgage	5,540	3,500	-	-	2,040
Dairy & livestock and agribusiness (1)	208,932	113,190	94,949	393	400
Consumer and other loans	123,928	14,114	6,985	5,018	97,811

Total commitment to extend credit	1,555,704	824,320	358,470	131,611	241,303
Obligations under letters of credit	50,159	45,415	4,496	248	-

Total	$1,605,863	$869,735	$362,966	$131,859	$241,303

(1)	Total commitments to extend credit to agribusiness were $19.5 million at March 31, 2020.

As of March 31, 2020, we had commitments to extend credit of approximately $1.56 billion, and obligations under letters of credit of $50.2 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance
sheet instruments, which consist of evaluating customers’ creditworthiness individually. Due to the adoption of CECL on January 1, 2020, a transition adjustment of $41,000 was added to the beginning balance of the reserve for unfunded loan commitments. The Company recorded no provision or recapture of provision for unfunded loan commitments for three months ended March 31, 2020 and 2019. The Company had a reserve for unfunded loan commitments of $9.0 million as of March 31, 2020 and December 31, 2019 included in other liabilities.
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
Total equity decreased $52.7 million, or 2.67%, to $1.94 billion at March 31, 2020, compared to total equity of $1.99 billion at December 31, 2019. The $52.7 million decrease in equity was primarily due to the repurchase of 4.9 million shares of common stock for $91.7 million under our 10b5-1 stock repurchase program. We previously announced that we suspended this
10b5-1
stock repurchase program due to the uncertainty of the
COVID-19
pandemic. We had $38.0 million in net earnings during the quarter, offset by $24.4 million in cash dividends declared and a cumulative effect adjustment to beginning retained earnings of $1.3 million, net of tax, due to the adoption of CECL on January 1, 2020. Our equity also increased by $25.8 million as a result of an increase in other comprehensive income from the increase in our tax adjusted market value of our available-for-sale
investment securities. Our tangible common equity ratio was 11.3% at March 31, 2020.
During the first quarter of 2020, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. Up to 9,577,917 of such shares may be repurchased from time to time under the Company’s current
10b5-1
plan originally adopted in November, 2018 and subsequently amended in July, 2019. On March 31, 2020, the Company announced that it suspended its
10b5-1
stock repurchase program due to the uncertainty of the
COVID-19
pandemic. For the three months ended March 31, 2020, the Company repurchased 4,944,290 shares of CVB common stock outstanding under this program. As of March 31, 2020, we have 4,585,145 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2020, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1.
Business – Capital Adequacy Requirements
” as described in our Annual Report on Form
10-K
for the year ended December 31, 2019.
At March 31, 2020, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				March 31, 2020		December 31, 2019
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.60%	11.44%	12.33%	12.19%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.13%	14.23%	14.83%	14.94%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.42%	14.23%	15.11%	14.94%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.49%	15.30%	16.00%	15.83%

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
Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period
due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $9.11 billion at March 31, 2020 increased $408.7 million, or 4.69%, over total deposits of $8.70 billion at December 31, 2019.
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
At quarter end, we had only $25.8 million in subordinated debt and no other borrowings. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. We are well positioned with a balance sheet that is highly liquid, funded almost entirely with core deposits and the availability of significant off-balance
sheet sources of liquidity.
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

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2020 and 2019. For further details see our “
Condensed Consolidated Statements of Cash Flows
(Unaudited)” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)

Average cash and cash equivalents	$409,885	$186,473
Percentage of total average assets	3.60%	1.63%

Net cash provided by operating activities	$75,527	$54,487
Net cash provided by investing activities	205,990	253,841
Net cash provided by (used in) financing activities	238,704	(300,062)

Net increase in cash and cash equivalents	$520,221	$8,266

Average cash and cash equivalents increased by $223.4 million, or 119.81%, to $409.9 million for the three months ended March 31, 2020, compared to $186.5 million for the same period of 2019.
At March 31, 2020, cash and cash equivalents totaled $705.7 million. This represented an increase of $533.5 million, or 309.80%, from $172.2 million at March 31, 2019.
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
and
24-month
time horizon.

The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

Estimated Net Interest Income Sensitivity (1)
	March 31, 2020			December 31, 2019
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	5.20%	10.01%	+ 200 basis points	5.20%	10.00%
- 100 basis points	-0.50%	-1.60%	- 100 basis points	-2.10%	-4.60%

(1)	Percentage change from base scenario, but the current low interest rate environment limits the absolute decline in rates as the model does not assume rates go below zero.

Based on our current simulation models, we believe that the interest rate risk profile of the balance sheet is asset sensitive over both a one-year
and a
two-year
horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing
characteristics and balance fluctuations of deposits with indeterminate or non-contractual
maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. Our exposure in the rates down scenario is impacted by the current low interest rate environment and the model does not assume that rates go below 0.25%.
We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing
risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the
EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2020 and December 31, 2019, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.
Economic Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2020	December 31, 2019

100 bp decrease in interest rates	-28.3%	-17.5%
100 bp increase in interest rates	19.5%	14.2%
200 bp increase in interest rates	34.5%	25.5%
300 bp increase in interest rates	39.7%	30.0%
400 bp increase in interest rates	46.8%	36.2%

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
” included in Item 2 “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2019. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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
During the fiscal quarter ended March 31, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary
course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.
For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of inherent uncertainties in judicial interpretation and application of a myriad of laws and regulations applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.
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
ITEM 1A.   RISK FACTORS
Except as discussed below there have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form
10-K
for the year ended December 31, 2019. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form
10-K
and any subsequent Form
10-Q
or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” in this Quarterly Report on Form
10-Q.
The
COVID-19
pandemic has significantly impacted the banking industry and our business. The ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The
COVID-19
pandemic has negatively impacted the global, U.S., California and local economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and sharply increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including in California and the principal counties in which our banking centers are located. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in California, including the strength of the real estate market and business conditions in the industries to which we lend or from which we gather deposits. The
COVID-19
pandemic has resulted in a substantial decline in the revenues of many business sectors as well as in commercial and residential property sales and construction activities. As a result, the demand for our products and services has been, and may continue to be, significantly impacted.

Furthermore, the pandemic could further influence the recognition of credit losses in our loan portfolios and further increase our allowance for credit losses, particularly as businesses remain closed and as more of our customers are expected to draw on their lines of credit or seek deferments of scheduled loan payments to help mitigate the effects of lost revenues. As previously noted, we have already increased our allowance for expected credit losses by $12 million for the first quarter of 2020, due to the anticipated impact of COVID-19-related economic distress on our loan portfolios, coupled with the implementation of CECL for determining our overall provision for credit losses. In addition, as also noted above, through May 3, 2020, we have granted temporary payment deferments of interest or of principal and interest to customers for 620 loans, in an aggregate amount of $940 million, or approximately 13% of our total loan portfolio at March 31, 2020. Depending on the scope and duration of the COVID-19 pandemic, we believe there is a significant likelihood that additional loan payment deferments and increased provisions for expected credit losses could prove necessary for future calendar quarters in 2020.
Similarly, because of changing economic and market conditions affecting bond issuers, we may be required to recognize credit losses in future periods on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant or critical portions of our workforce or managers are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, and to comply with or follow various government recommendations or mandates, we have also suspended certain real property foreclosure actions and sales, and in certain instances, we are providing fee waivers, payment deferrals, and other expanded assistance for our business and mortgage customers. The extent to which the
COVID-19
pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
Our bank has elected to participate as a lender in the Federal Paycheck Protection Program (PPP) and has accordingly become subject to a number of significant risks applicable to lenders under the PPP.
As one set of responses to the COVID-19 pandemic, our federal, state and local governments have promulgated a wide variety of laws, regulations, executive orders and programs designed to ameliorate the severe and widespread economic distress caused by the mandatory closings of many businesses throughout the State of California and counties in which we operate. One such program is the Paycheck Protection Program (PPP) enacted under the federal CARES Act. This program is designed, among other things, to provide employee payroll maintenance support for small and medium-sized businesses throughout the United States, including in the State of California, through loans made by authorized lenders and guaranteed by the federal Small Business Administration (SBA). Because the Company is an authorized SBA lender and our primary customer base consists of small and medium-sized businesses, the Company has actively participated in the PPP. Including the second round of funding after Legislation passed on April 24, 2020, we have received approximately 4,200 applications for PPP loans from our customers and, through two separate rounds of authorized funding for the PPP, we have obtained about 3,800 PPP loan approvals from the SBA, for a total potential dollar amount of PPP loans of approximately $1.25 billion as of May 3, 2020.
Under interim final regulations promulgated by the SBA, PPP lenders are entitled to rely on borrower certifications with respect to issues such as program eligibility and eligible loan amounts, and PPP loans are designed to be subsequently forgivable, in whole or part, if certain additional criteria are met by the borrower with respect to employee payroll maintenance. However, in view of the fact that the PPP was by design intended to support economically distressed businesses, the SBA’s guarantee of PPP loan amounts to participating lenders is a critical feature of the program. In this regard, because the PPP was quickly implemented into operation and the SBA’s interim regulations have been repeatedly revised and are continuing to evolve, there are significant risks to the Company’s participation in the PPP, including whether certain borrowers will ultimately be found to have been eligible for PPP loans, whether eligible PPP loan amounts for certain borrowers were correctly calculated, whether certain PPP loans will ultimately be determined to be forgivable, and if not, whether the SBA’s guarantee will continue to apply to any unforgiven PPP loan amounts.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions. There is no expiration date for this repurchase program. On March 31, 2020, the Company announced that it suspended its
10b5-1
stock repurchase program. During the three months ended March 31, 2020, the Company repurchased 4,944,290 shares of CVB common stock outstanding under this program. As of March 31, 2020, we have 4,585,145 shares of CVB common stock available for repurchase under the common stock repurchase program.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

January 1 - 31, 2020	-	$-	9,529,435
February 1 - 29, 2020	351,100	$19.59	9,178,335
March 1 - 31, 2020	4,593,190	$18.46	4,585,145

Total	4,944,290	$18.54	4,585,145

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.   OTHER INFORMATION
None
ITEM 6.   EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Bylaws of CVB Financial Corp. (1)
10.1	Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated February 14, 2020.† (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan.
(1)	Incorporated herein by reference to Exhibits 3.1 to our Form 8-K filed with the SEC on January 23, 2020.
(2)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on February 20, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: May 11, 2020

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)