Form 10-Q
period 2020-06-30
CVB FINANCIAL CORP
filed 2020-08-10
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
of the Exchange Act).   Yes ☐    No ☒
Number of shares of common stock of the registrant: 135,519,143 outstanding as of July 31, 2020.

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

•
the effects of the Company’s participation in one or more of the new lending programs recently established by the Federal Reserve, including the Main Street New Loan Facility, the Main Street Priority Loan Facility and the Nonprofit Organization New Loan Facility, and the impact of any related actions or decisions by the Federal Reserve Bank of Boston and its special purpose vehicle established pursuant to such lending programs;

•
the effect of changes in other pertinent laws, regulations and applicable judicial decisions (including laws, regulations and judicial decisions concerning financial reforms, taxes, bank capital levels, allowance for credit losses, consumer, commercial or secured lending, securities and securities trading and hedging, bank operations, compliance, fair lending, the Community Reinvestment Act, employment, executive compensation, insurance, cybersecurity, vendor management and information security technology) with which we and our subsidiaries must comply or believe we should comply or which may otherwise impact us;

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
•
the impact of the anticipated
phase-out
of the London Interbank Offered Rate (LIBOR) on interest rate indexes specified in certain of our customer loan agreements and in our interest rate swap arrangements, including any economic and compliance effects related to the expected change from LIBOR to an alternative reference rate;

•	changes in the amount, cost and availability of deposit insurance;

•
disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to physical site access and/or communication facilities;

•	cyber incidents, attacks, infiltrations, exfiltrations, or theft or loss of Company or customer data or money;
•
political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, the effects of pandemic diseases, climate change or extreme weather events, that may affect electrical, environmental and communications or other services, computer services or facilities we use, or that may affect our customers, employees or third parties with whom we conduct business;

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
•
technological changes and the expanding use of technology in banking and financial services (including the adoption of mobile banking, funds transfer applications, electronic marketplaces for loans, block-chain technology and other banking products, systems or services);

•	our ability to retain and increase market share, to retain and grow customers and to control expenses;
•	changes in the competitive environment among banks and other financial services and technology providers;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions or on the Company’s capital, assets, liabilities, or customers;
•	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;
•
the effect of changes in accounting policies and practices, as may be adopted from time-to-time
by the principal regulatory agencies with jurisdiction over the Company, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters;

•	changes in our organization, management, compensation and benefit plans, and our ability to retain or expand our workforce, management team, key executive positions and/or our board of directors;
•	our ability to identify suitable and qualified replacements for any of our executive officers who may leave their employment with us, including our Chief Executive Officer;
•
the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including any securities, lender liability, bank operations, financial product or service, data privacy, consumer or employee class action litigation);

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$158,397	$158,310
Interest-earning balances due from Federal Reserve	1,768,886	27,208

Total cash and cash equivalents	1,927,283	185,518

Interest-earning balances due from depository institutions	38,611	2,931
Investment securities available-for-sale, at fair value (with amortized cost of $1,618,811 at June 30, 2020, and $1,718,357 at December 31, 2019)	1,676,067	1,740,257
Investment securities held-to-maturity (with fair value of $638,950 at June 30, 2020, and $678,948 at December 31, 2019)	613,169	674,452

Total investment securities	2,289,236	2,414,709

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	8,402,534	7,564,577
Allowance for credit losses	(93,983)	(68,660)

Net loans and lease finance receivables	8,308,551	7,495,917

Premises and equipment, net	51,766	53,978
Bank owned life insurance (BOLI)	226,330	226,281
Accrued interest receivable	29,842	28,122
Intangibles	38,096	42,986
Goodwill	663,707	663,707
Other real estate owned (OREO)	4,889	4,889
Income taxes	22,945	35,587
Other assets	132,353	110,137

Total assets	$13,751,297	$11,282,450

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,901,368	$5,245,517
Interest-bearing	4,082,212	3,459,411

Total deposits	10,983,580	8,704,928
Customer repurchase agreements	468,156	428,659
Other borrowings	10,000	-
Deferred compensation	22,558	22,666
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	162,090	-
Other liabilities	120,041	106,325

Total liabilities	11,792,199	9,288,352

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 135,516,316 at June 30, 2020, and 140,102,480 at December 31, 2019	1,209,449	1,298,792
Retained earnings	712,145	682,692
Accumulated other comprehensive income, net of tax	37,504	12,614

Total stockholders’ equity	1,959,098	1,994,098

Total liabilities and stockholders’ equity	$13,751,297	$11,282,450

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans and leases, including fees	$95,352	$101,843	$187,469	$201,530
Investment securities:
Investment securities available-for-sale	8,449	10,118	18,498	20,763
Investment securities held-to-maturity	3,660	4,426	7,658	8,951

Total investment income	12,109	14,544	26,156	29,714

Dividends from FHLB stock	214	298	546	630
Interest-earning deposits with other institutions	283	100	896	194

Total interest income	107,958	116,785	215,067	232,068

Interest expense:
Deposits	2,995	4,093	7,119	7,964
Borrowings and customer repurchase agreements	261	1,377	740	2,987
Junior subordinated debentures	133	258	333	524

Total interest expense	3,389	5,728	8,192	11,475

Net interest income before provision for credit losses	104,569	111,057	206,875	220,593
Provision for credit losses	11,500	2,000	23,500	3,500

Net interest income after provision for credit losses	93,069	109,057	183,375	217,093

Noninterest income:
Service charges on deposit accounts	3,809	5,065	8,585	10,206
Trust and investment services	2,477	2,452	4,897	4,634
Bankcard services	405	1,027	982	1,977
BOLI income	1,683	1,349	3,742	2,685
Gain on OREO, net	-	24	10	129
Gain on sale of building, net	-	-	-	4,545
Gain on eminent domain condemnation, net	-	5,685	-	5,685
Other	3,778	2,603	5,576	4,647

Total noninterest income	12,152	18,205	23,792	34,508

Noninterest expense:
Salaries and employee benefits	28,706	28,862	59,583	58,164
Occupancy and equipment	5,031	5,427	9,868	10,851
Professional services	2,368	2,040	4,624	3,965
Computer software expense	2,754	2,756	5,570	5,369
Marketing and promotion	1,255	1,238	2,810	2,632
Amortization of intangible assets	2,445	2,833	4,890	5,690
Acquisition related expenses	-	2,612	-	5,761
Other	3,839	4,760	7,694	9,700

Total noninterest expense	46,398	50,528	95,039	102,132

Earnings before income taxes	58,823	76,734	112,128	149,469
Income taxes	17,192	22,253	32,517	43,346

Net earnings	$41,631	$54,481	$79,611	$106,123

Other comprehensive income:
Unrealized (loss) gain on securities arising during the period, before tax	$(1,280)	$19,486	$35,338	$37,713
Less: Income tax benefit (expense) related to items of other comprehensive income	378	(5,761)	(10,448)	(11,149)

Other comprehensive income (loss), net of tax	(902)	13,725	24,890	26,564

Comprehensive income	$40,729	$68,206	$104,501	$132,687

Basic earnings per common share	$0.31	$0.39	$0.58	$0.76
Diluted earnings per common share	$0.31	$0.39	$0.58	$0.76
See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)
Three Months Ended June 30, 2020 and 2019

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2020	135,511	$1,208,049	$694,931	$38,406	$1,941,386
Repurchase of common stock	(1)	(28)	-	-	(28)
Exercise of stock options	6	79	-	-	79
Shares issued pursuant to stock-based compensation plan	-	1,349	-	-	1,349
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,417)	-	(24,417)
Net earnings	-	-	41,631	-	41,631
Other comprehensive income	-	-	-	(902)	(902)

Balance, June 30, 2020	135,516	$1,209,449	$712,145	$37,504	$1,959,098

Balance, April 1, 2019	140,009	$1,294,093	$602,279	$(5,445)	$1,890,927
Repurchase of common stock	(3)	(77)	-	-	(77)
Exercise of stock options	136	1,917	-	-	1,917
Shares issued pursuant to stock-based compensation plan	-	952	-	-	952
Cash dividends declared on common stock ($0.18 per share)	-	-	(25,248)	-	(25,248)
Net earnings	-	-	54,481	-	54,481
Other comprehensive income	-	-	-	13,725	13,725

Balance, June 30, 2019	140,142	$1,296,885	$631,512	$8,280	$1,936,677

Six Months Ended June 30, 2020 and 2019

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2020	140,102	$1,298,792	$682,692	$12,614	$1,994,098
Cumulative adjustment upon adoption of ASU 2016-13	-	-	(1,325)	-	(1,325)
Repurchase of common stock	(4,989)	(92,430)	-	-	(92,430)
Exercise of stock options	10	121	-	-	121
Shares issued pursuant to stock-based compensation plan	393	2,966	-	-	2,966
Cash dividends declared on common stock ($0.36 per share)	-	-	(48,833)	-	(48,833)
Net earnings	-	-	79,611	-	79,611
Other comprehensive income	-	-	-	24,890	24,890

Balance, June 30, 2020	135,516	$1,209,449	$712,145	$37,504	$1,959,098

Balance, January 1, 2019	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(36)	(812)	-	-	(812)
Exercise of stock options	145	2,057	-	-	2,057
Shares issued pursuant to stock-based compensation plan	33	1,971	-	-	1,971
Cash dividends declared on common stock ($0.36 per share)	-	-	(50,416)	-	(50,416)
Net earnings	-	-	106,123	-	106,123
Other comprehensive income	-	-	-	26,564	26,564

Balance, June 30, 2019	140,142	$1,296,885	$631,512	$8,280	$1,936,677

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Interest and dividends received	$202,574	$221,542
Service charges and other fees received	19,935	21,368
Interest paid	(7,840)	(10,889)
Net cash paid to vendors, employees and others	(88,778)	(106,919)
Income taxes	(28,810)	(42,500)

Net cash provided by operating activities	97,081	82,602

Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	(35,680)	1,245
Proceeds from repayment of investment securities available-for-sale	243,397	164,571
Proceeds from maturity of investment securities available-for-sale	3,490	4,255
Proceeds from repayment and maturity of investment securities held-to-maturity	71,597	51,690
Purchases of investment securities held-to-maturity	(1,509)	(37,110)
Net increase in equity investments	(3,040)	(2,811)
Net (increase) decrease in loan and lease finance receivables	(821,352)	247,450
Proceeds on eminent domain condemnation, net	-	5,685
Proceeds from sale of building, net	-	5,487
Purchase of premises and equipment	(1,550)	(2,628)
Proceeds from BOLI death benefit	3,159	175
Proceeds from sales of other real estate owned	-	523

Net cash (used in) provided by investing activities	(541,488)	438,532

Cash Flows from Financing Activities
Net increase (decrease) in other deposits	2,265,270	(112,317)
Net increase (decrease) in time deposits	13,382	(52,350)
Net increase (decrease) in other borrowings	10,000	(280,000)
Net increase (decrease) in customer repurchase agreements	39,497	(20,984)
Cash dividends on common stock	(49,668)	(44,836)
Repurchase of common stock	(92,430)	(812)
Proceeds from exercise of stock options	121	2,057

Net cash provided by (used in) financing activities	2,186,172	(509,242)

Net increase in cash and cash equivalents	1,741,765	11,892

Cash and cash equivalents, beginning of period	185,518	163,948

Cash and cash equivalents, end of period	$1,927,283	$175,840

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$79,611	$106,123

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on eminent domain condemnation, net	-	(5,685)
Gain on sale of building, net	-	(4,545)
Gain on sale of other real estate owned	-	(105)
Increase in BOLI	(2,578)	(3,589)
Net amortization of premiums and discounts on investment securities	5,931	5,054
Accretion of discount for acquired loans, net	(8,795)	(15,215)
Provision for credit losses	23,500	3,500
Stock-based compensation	2,966	1,971
Depreciation and amortization, net	3,685	7,832
Change in other assets and liabilities	(7,239)	(12,739)

Total adjustments	17,470	(23,521)

Net cash provided by operating activities	$97,081	$82,602

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$162,090	$-
Transfer of loans to other real estate owned	$-	$2,275
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
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form
10-Q
and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.
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
available-for-sale
(“AFS”) debt securities. For AFS debt securities with unrealized losses, we will measure credit impairment in a manner similar to the approach used prior to the adoption of CECL, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, we will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as required prior to the adoption of CECL. As a policy election, we excluded the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the condensed consolidated balance sheet. If accrued interest is not received, it is reversed against interest income, which was zero for the second quarter of 2020.
The Company adopted this ASU using the modified retrospective method for all financial assets measured at amortized cost and off-balance
sheet credit exposures. Results for reporting periods beginning after January 1,
2020
are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to beginning retained earnings of $1.3 million, net of tax as of January
1
,
2020
for the cumulative adjustment upon adoption of ASC
326
. The transition adjustment of $1.8 million was added to the beginning balance of the allowance for credit losses (“ACL”) for loans and $41,000 was added to the beginning balance of reserve for unfunded loan commitments. Upon adoption of CECL there was no impact on the accounting for AFS or HTM investment securities.
The Company developed a CECL allowance model that calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk grading, macroeconomic variables and the associated economic outlook, as well as other key methodology assumptions. The allowance is based upon historical lifetime loss rate models segregated by three loan segments: Commercial and Industrial, Commercial Real Estate, and Consumer Retail. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, the ASU indicates management has the opportunity to layer on current conditions and forecast adjustments to ensure that the life of loan loss rate reflects both the current state of the portfolio, and expectations for macroeconomic changes in the near future. We utilize a single economic forecast that is based on probability weighted scenarios to incorporate macroeconomic uncertainty over a 2 or
3-year
forecast horizon. After the initial
2
to
3
year forecast horizon, we use an input reversion methodology in the model structure to complete a reasonable and supportable forecast period for the life of the loan.
During the second half of March 2020 and through June 30, 2020, the broader economy experienced a significant deterioration in the economic environment driven by the
COVID-19
pandemic resulting in adverse changes to the forecasted macroeconomic variables utilized in our modeling processes. This expected economic deterioration, coupled with the implementation of the expected loss methodology for determining our provision for credit losses, have contributed to an increased provision for credit losses of $23.5 million for the six months ended June 30, 2020. We continue to monitor the impact of
COVID-19
closely, as well as any effects that may result from the CARES Act. The extent to which the
COVID-19
pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain, but we may experience increased provision for credit losses if the
COVID-19
pandemic results in additional economic stress on our borrowers and loan portfolios.

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

	June 30, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,191,431	$46,868	$-	$1,238,299	73.88%
CMO/REMIC	391,586	8,962	(12)	400,536	23.90%
Municipal bonds	35,015	1,438	-	36,453	2.17%
Other securities	779	-	-	779	0.05%

Total available-for-sale securities	$1,618,811	$57,268	$(12)	$1,676,067	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$106,981	$6,285	$-	$113,266	17.45%
Mortgage-backed securities	164,174	8,135	-	172,309	26.77%
CMO/REMIC	171,821	5,283	-	177,104	28.02%
Municipal bonds	170,193	6,418	(340)	176,271	27.76%

Total held-to-maturity securities	$613,169	$26,121	$(340)	$638,950	100.00%

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,185,757	$21,306	$(750)	$1,206,313	69.32%
CMO/REMIC	493,214	1,392	(896)	493,710	28.37%
Municipal bonds	38,506	850	(2)	39,354	2.26%
Other securities	880	-	-	880	0.05%

Total available-for-sale securities	$1,718,357	$23,548	$(1,648)	$1,740,257	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$117,366	$2,280	$(657)	$118,989	17.40%
Mortgage-backed securities	168,479	2,083	(54)	170,508	24.98%
CMO/REMIC	192,548	-	(2,458)	190,090	28.55%
Municipal bonds	196,059	3,867	(565)	199,361	29.07%

Total held-to-maturity securities	$674,452	$8,230	$(3,734)	$678,948	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$8,244	$9,821	$18,069	$20,130
Tax-advantaged	205	297	429	633

Total interest income from available-for-sale securities	8,449	10,118	18,498	20,763

Investment securities held-to-maturity:
Taxable	2,447	2,932	5,145	5,842
Tax-advantaged	1,213	1,494	2,513	3,109

Total interest income from held-to-maturity securities	3,660	4,426	7,658	8,951

Total interest income from investment securities	$12,109	$14,544	$26,156	$29,714

The adoption of CECL did not have a material impact on the accounting for investment securities, as approximately 91% of the total investment securities portfolio at June 30, 2020 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately
AA-
or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity
investment securities under the new CECL model was zero at June 30, 2020.
We adopted ASU
2016-13
on January 1, 2020, on a prospective basis. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale
and
held-to-maturity
securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the second quarter of 2020, management determined that credit losses did not exist for securities in an unrealized loss position.
The following table presents the Company’s
available-for-sale
investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has no
t been recorded as of June 30, 2020.

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
CMO/REMIC	2,754	(12)	-	-	2,754	(12)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$2,754	$(12)	$-	$-	$2,754	$(12)

The table below presents the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019, prior to adoption of ASU
2016-13.
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

At June 30, 2020 and December 31, 2019, investment securities having a carrying value of approximately $1.87 billion and $1.64 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have contractual maturities through 2058, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives, which incorporate estimated prepayment speeds.

	June 30, 2020
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$40,755	$41,076	$2,075	$2,113
Due after one year through five years	1,224,722	1,275,526	341,272	354,456
Due after five years through ten years	154,864	159,124	96,738	100,064
Due after ten years	198,470	200,341	173,084	182,317

Total investment securities	$1,618,811	$1,676,067	$613,169	$638,950

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded as of
June 30, 2020.

5.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The following table provides a summary of total loans and lease finance receivables by type.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial and industrial	$840,738	$935,127
SBA	300,156	305,008
SBA - Paycheck Protection Program (PPP)	1,097,150	-
Real estate:
Commercial real estate	5,365,120	5,374,617
Construction	125,815	116,925
SFR mortgage	286,526	283,468
Dairy & livestock and agribusiness	251,821	383,709
Municipal lease finance receivables	49,876	53,146
Consumer and other loans	85,332	116,319

Total loans	8,402,534	7,568,319
Less: Deferred loan fees, net (1)	-	(3,742)

Total loans, net of deferred loan fees	8,402,534	7,564,577
Less: Allowance for credit losses	(93,983)	(68,660)

Total loans and lease finance receivables, net	$8,308,551	$7,495,917

(1)	Beginning with March 31, 2020, total loans are presented net of deferred loan fees by respective class of financing receivables.
As of June 30, 2020, 68.76% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 63.85% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of June 30, 2020, $248.6 million, or 4.63% of the total commercial real estate loans included loans secured by farmland, compared to $241.8 million, or 4.50%, at December 31, 2019. The loans secured by farmland included $121.9 million for loans secured by dairy & livestock land and $126.7 million in loans secured by agricultural land at June 30, 2020, compared to $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019. As of June 30, 2020, dairy & livestock and agribusiness loans of $251.8 million were comprised of $201.7 million for dairy & livestock loans and $50.1 million for agribusiness loans, compared to $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans at December 31, 2019.
At June 30, 2020 and December 31, 2019, loans totaling $6.00 billion and $6.03 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.
There were no outstanding loans
held-for-sale
as of June 30, 2020 and December 31, 2019.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the date presented.

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans

June 30, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Commercial and industrial loans:
Risk Rating:
Pass	$58,626	$166,910	$75,223	$67,777	$43,833	$79,031	$299,536	$9,139	$800,075
Special Mention	2,013	240	5,074	563	401	4,647	5,531	1,459	19,928
Substandard	1,898	151	1,917	1,987	522	36	12,860	1,364	20,735
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial and industrial loans:	$62,537	$167,301	$82,214	$70,327	$44,756	$83,714	$317,927	$11,962	$840,738

SBA:
Risk Rating:
Pass	$26,248	$13,448	$46,979	$76,029	$27,432	$90,955	$-	$-	$281,091
Special Mention	-	-	-	1,144	1,370	7,099	-	-	9,613
Substandard	-	-	1,042	2,627	1,411	4,372	-	-	9,452
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA:	$26,248	$13,448	$48,021	$79,800	$30,213	$102,426	$-	$-	$300,156

SBA- PPP
Risk Rating:
Pass	$1,097,150	$-	$-	$-	$-	$-	$-	$-	$1,097,150
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA- PPP :	$1,097,150	$-	$-	$-	$-	$-	$-	$-	$1,097,150

Commercial real estate loans:
Risk Rating:
Pass	$364,047	$722,734	$719,239	$703,597	$614,850	$1,897,358	$192,321	$20,802	$5,234,948
Special Mention	4,637	5,353	9,685	16,423	3,953	56,510	1,339	-	97,900
Substandard	-	-	4,437	7,341	1,327	18,633	231	303	32,272
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial real estate loans:	$368,684	$728,087	$733,361	$727,361	$620,130	$1,972,501	$193,891	$21,105	$5,365,120

Construction loans:
Risk Rating:
Pass	$5,259	$16,733	$17,013	$17,780	$10,592	$5	$52,949	$5,484	$125,815
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Construction loans:	$5,259	$16,733	$17,013	$17,780	$10,592	$5	$52,949	$5,484	$125,815

SFR mortgage loans:
Risk Rating:
Pass	$30,749	$65,948	$36,731	$26,637	$33,192	$89,651	$-	$-	$282,908
Special Mention	-	-	-	-	-	1,925	-	-	1,925
Substandard	-	-	-	375	231	641	-	446	1,693
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SFR mortgage loans:	$30,749	$65,948	$36,731	$27,012	$33,423	$92,217	$-	$446	$286,526

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans

June 30, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$72	$2,763	$1,852	$8,064	$2,795	$9,955	$185,698	$327	$211,526
Special Mention	-	-	-	712	-	-	14,750	3,389	18,851
Substandard	-	-	882	-	3,635	-	4,562	12,365	21,444
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Dairy & livestock and agribusiness loans:	$72	$2,763	$2,734	$8,776	$6,430	$9,955	$205,010	$16,081	$251,821

Municipal lease finance receivables loans:
Risk Rating:
Pass	$135	$-	$2,557	$10,766	$7,856	$28,115	$-	$-	$49,429
Special Mention	-	-	-	-	-	447	-	-	447
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Municipal lease finance receivables loans:	$135	$-	$2,557	$10,766	$7,856	$28,562	$-	$-	$49,876

Consumer and other loans:
Risk Rating:
Pass	$2,079	$2,918	$1,067	$1,165	$1,932	$1,672	$71,191	$1,704	$83,728
Special Mention	-	-	-	-	-	139	733	-	872
Substandard	-	-	4	-	4	177	6	541	732
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Consumer and other loans:	$2,079	$2,918	$1,071	$1,165	$1,936	$1,988	$71,930	$2,245	$85,332

Gross loans:
Risk Rating:
Pass	$1,584,365	$991,454	$900,661	$911,815	$742,482	$2,196,742	$801,695	$37,456	$8,166,670
Special Mention	6,650	5,593	14,759	18,842	5,724	70,767	22,353	4,848	149,536
Substandard	1,898	151	8,282	12,330	7,130	23,859	17,659	15,019	86,328
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Gross loans:	$1,592,913	$997,198	$923,702	$942,987	$755,336	$2,291,368	$841,707	$57,323	$8,402,534

The following table summarizes loans by type, according to our internal risk ratings as of the date presented.

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$895,234	$35,473	$4,420	$-	$935,127
SBA	283,430	11,032	10,546	-	305,008
Real estate:
Commercial real estate
Owner occupied	1,977,007	78,208	28,435	-	2,083,650
Non-owner occupied	3,280,580	10,005	382	-	3,290,967
Construction
Speculative	106,895	-	-	-	106,895
Non-speculative	10,030	-	-	-	10,030
SFR mortgage	280,010	1,957	1,501	-	283,468
Dairy & livestock and agribusiness	320,670	35,920	27,119	-	383,709
Municipal lease finance receivables	52,676	470	-	-	53,146
Consumer and other loans	114,870	421	1,028	-	116,319

Total gross loans	$7,321,402	$173,486	$73,431	$-	$7,568,319

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
Our allowance for credit losses increased in the second quarter by $11.3 million, as a result of a $11.5 million provision for credit loss and net charge-offs of $158,000. Our allowance for credit losses at June 30, 2020 was $94.0 million or 1.12% of total loans. The provision for credit loss was primarily due to the estimated losses over the expected life of our loans that result from the current and forecasted economic downturn. During the second quarter, the economy in the areas we operate, as well as the broader economy, continued to reflect a significant decline in economic activity due to the
COVID-19
pandemic.
Our forecast of macroeconomic variables utilized in the estimate of future credit losses deteriorated from the end of the first quarter, due to both broader economic factors and the recent reversals in California’s phased approach to re-opening the economy. Our economic forecast is a blend of multiple forecasts produced by Moody’s. The resulting forecast at quarter end assumed the decline in GDP for the second quarter was approximately
33
%, with GDP growth of

% in the third quarter, followed by a modest decline in GDP in the fourth quarter. For
2020
, as a whole, GDP is forecasted to decrease by almost
6
%. GDP is forecasted to rebound in the second half of
2021
, with full-year GDP growing in
2021
by approximately
1
%. In
2022
, GDP is forecasted to grow more robustly by approximately
6.4
%. The forecast also assumes heightened levels of unemployment, reflected by a
14
% unemployment rate in the second quarter and unemployment exceeding
9
% for the remainder of
2020
.
Unemployment is forecasted to stay elevated in

both
2021
and
2022
, at
9.7
% and
7.5
%, respectively. For the six months ended June
30
,
2020
, the allowance for credit losses increased by $
25.3
 million due to a $
23.5
 million provision for credit loss resulting from the forecasted downturn in macroeconomic variables related to the pandemic and a $
1.8
 million increase from the adoption of CECL on January
1
,
2020
.
Management believes that the ACL was appropriate at June 30, 2020 and December 31, 2019. There is a high degree of uncertainty around the epidemiological assumptions that impact our economic forecast, so no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the
balance
and activity related to the allowance for credit losses for
held-for-investment
loans by type for the periods presented.

	Three Months Ended June 30, 2020
	Ending Balance March 31, 2020	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2020
	(Dollars in thousands)
Commercial and industrial	$9,387	$(11)	$3	$(1,388)	$7,991
SBA	3,946	(156)	3	(142)	3,651
SBA - PPP	-	-	-	-	-
Real estate:
Commercial real estate	58,427	-	-	16,501	74,928
Construction	4,632	-	3	(2,345)	2,290
SFR mortgage	281	-	-	(59)	222
Dairy & livestock and agribusiness	4,266	-	-	(887)	3,379
Municipal lease finance receivables	277	-	-	25	302
Consumer and other loans	1,425	-	-	(205)	1,220

Total allowance for credit losses	$82,641	$(167)	$9	$11,500	$93,983

	Three Months Ended June 30, 2019
	Ending Balance March 31, 2019	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance June 30, 2019
	(Dollars in thousands)
Commercial and industrial	$7,608	$(48)	$49	$248	$7,857
SBA	1,294	(210)	4	31	1,119
Real estate:
Commercial real estate	46,227	-	-	2,060	48,287
Construction	864	-	3	4	871
SFR mortgage	2,189	-	115	19	2,323
Dairy & livestock and agribusiness	5,699	-	19	(377)	5,341
Municipal lease finance receivables	738	-	-	(12)	726
Consumer and other loans	582	(3)	2	27	608

Total allowance for loan losses	$65,201	$(261)	$192	$2,000	$67,132

	Six Months Ended June 30, 2020
	Ending Balance, prior to adoption of ASU 2016-13 December 31, 2019	Impact of Adoption ASU 2016-13	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2020
	(Dollars in thousands)
Commercial and industrial	$8,880	$(2,442)	$(11)	$5	$1,559	$7,991
SBA	1,453	1,818	(156)	3	533	3,651
SBA - PPP	-	-	-	-	-	-
Real estate:
Commercial real estate	48,629	3,547	-	-	22,752	74,928
Construction	858	655	-	6	771	2,290
SFR mortgage	2,339	(2,043)	-	206	(280)	222
Dairy & livestock and agribusiness	5,255	(186)	-	-	(1,690)	3,379
Municipal lease finance receivables	623	(416)	-	-	95	302
Consumer and other loans	623	907	(86)	16	(240)	1,220

Total allowance for credit losses	$68,660	$1,840	$(253)	$236	$23,500	$93,983

	Six Months Ended June 30, 2019
	Ending Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance June 30, 2019
	(Dollars in thousands)
Commercial and industrial	$7,528	$(48)	$159	$218	$7,857
SBA	1,078	(230)	9	262	1,119
Real estate:
Commercial real estate	45,097	-	-	3,190	48,287
Construction	981	-	6	(116)	871
SFR mortgage	2,197	-	183	(57)	2,323
Dairy & livestock and agribusiness	5,225	(78)	19	175	5,341
Municipal lease finance receivables	775	-	-	(49)	726
Consumer and other loans	732	(4)	3	(123)	608

Total allowance for loan losses	$63,613	$(360)	$379	$3,500	$67,132

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
The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the date presented.

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$630	$218	$1,004	$1,852	$838,886	$840,738
SBA	-	214	1,588	1,802	298,354	300,156
SBA - PPP	-	-	-	-	1,097,150	1,097,150
Real estate:
Commercial real estate
Owner occupied	-	-	232	232	2,074,233	2,074,465
Non-owner occupied	4	-	1,715	1,719	3,288,936	3,290,655
Construction
Speculative (1)	-	-	-	-	111,222	111,222
Non-speculative	-	-	-	-	14,593	14,593
SFR mortgage	-	446	704	1,150	285,376	286,526
Dairy & livestock and agribusiness	882	-	-	882	250,939	251,821
Municipal lease finance receivables	-	-	-	-	49,876	49,876
Consumer and other loans	409	52	220	681	84,651	85,332

Total gross loans	$1,925	$930	$5,463	$8,318	$8,394,216	$8,402,534

(1)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Following the adoption of CECL on January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance, are presented as of June 30, 2020 by type of loan.

	June 30, 2020
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial and industrial	$567	$1,197	$25
SBA	1,140	1,598	-
SBA - PPP	-	-	-
Real estate:
Commercial real estate
Owner occupied	534	684	-
Non-owner occupied	228	1,944	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SFR mortgage	1,079	1,080	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	289	289	-

Total gross loans	$3,837	$6,792	$25

(1)	As of June 30, 2020, $1.1 million of nonaccruing loans were current, $267,000 were 60-89 days past due, and $5.5 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Excludes $1.3 million of guaranteed portion of nonaccrual SBA loans that are in process of collection.
The following table presents the recorded investment in, and the aging of, past due and nonaccrual loans, by type of loans as of the date presented.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$2	$-	$2	$1,266	$933,859	$935,127
SBA	870	532	1,402	2,032	301,574	305,008
Real estate:
Commercial real estate
Owner occupied	-	-	-	479	2,083,171	2,083,650
Non-owner occupied	-	-	-	245	3,290,722	3,290,967
Construction
Speculative (2)	-	-	-	-	106,895	106,895
Non-speculative	-	-	-	-	10,030	10,030
SFR mortgage	6	243	249	878	282,341	283,468
Dairy & livestock and agribusiness	-	-	-	-	383,709	383,709
Municipal lease finance receivables	-	-	-	-	53,146	53,146
Consumer and other loans	-	-	-	377	115,942	116,319

Total gross loans	$878	$775	$1,653	$5,277	$7,561,389	$7,568,319

(1)	As of December 31, 2019, $1.2 million of nonaccruing loans were current, $59,000 were 30-59 days past due, $1.1 million were 60-89 days past due and $2.9 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Excludes $2.0 million of guaranteed portion of nonaccrual SBA loans that are in process of collection.

Impaired Loans (prior to adoption of CECL)
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed
.
As a result of the change, the following tables present information about our impaired loans and lease finance receivables, individually evaluated for impairment by type of loans, as of June 30, 2019 and December 31, 2019, prior to the date of adoption of the amendments to the credit loss standard.

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

	June 30, 2020			Number of Loans Dependent on Collateral
	Real Estate	Business Assets	Other
	(Dollars in thousands)
Commercial and industrial	$231	$828	$189	15
SBA	997	583	8	12
SBA - PPP	-	-	-	-
Real estate:
Commercial real estate	2,998	-	-	6
Construction	-	-	-	-
SFR mortgage	1,080	-	-	4
Dairy & livestock and agribusiness	-	-	-	-
Municipal lease finance receivables	-	-	-	-
Consumer and other loans	268	-	21	5

Total collateral-dependent loans	$5,574	$1,411	$218	42

Reserve for Unfunded Loan Commitments
The allowance for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments at the same time as it evaluates credit risk associated with the loan and lease portfolio. As a result of the adoption of ASU
2016-13,
the reserve for unfunded loan commitments included a transition adjustment of $41,000 as of January 1, 2020. There was no provision or recapture of provision for unfunded commitments for the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the balance in this reserve was $9.0 million and was included in other liabilities.
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
As of June 30, 2020, there were $2.8
million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2020, performing TDRs were comprised of seven SFR mortgage loans of $
1.8
 million, one SBA loan of $
517,000
, one commercial real estate loan of $
371,000
, and one commercial and industrial loan of $
51,000
.
The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have no allocated allowance to TDRs as of June 30, 2020 and December 31, 2019.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$2,813	$3,299	$3,112	$3,594
New modifications	-	-	-	-
Payoffs/payments, net and other	(42)	(80)	(341)	(375)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$2,771	$3,219	$2,771	$3,219

Nonperforming TDRs:
Beginning balance	$-	$277	$244	$3,509
New modifications	-	-	-	-
Charge-offs	-	-	-	(78)
Transfer to OREO	-	-	-	(2,275)
Payoffs/payments, net and other	-	(14)	(244)	(893)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$-	$263	$-	$263

Total TDRs	$2,771	$3,482	$2,771	$3,482

As of June 30, 2020 and 2019, there were no loans that were modified as TDRs during the six months ended June 30, 2020 and 2019, respectively.
There were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the six months ended June 30, 2020 and 2019.
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
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2020, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 338,000 and 303,000, respectively. For the three and six months ended June 30, 2019, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 360,000 and 396,000, respectively.
The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$41,631	$54,481	$79,611	$106,123
Less: Net earnings allocated to restricted stock	158	134	237	276

Net earnings allocated to common shareholders	$41,473	$54,347	$79,374	$105,847

Weighted average shares outstanding	134,998	139,748	137,052	139,682
Basic earnings per common share	$0.31	$0.39	$0.58	$0.76

Diluted earnings per common share:
Net income allocated to common shareholders	41,473	54,347	79,374	105,847

Weighted average shares outstanding	134,998	139,748	137,052	139,682
Incremental shares from assumed exercise of outstanding options	156	149	176	179

Diluted weighted average shares outstanding	135,154	139,897	137,228	139,861
Diluted earnings per common share	$0.31	$0.39	$0.58	$0.76

7.	FAIR VALUE INFORMATION
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The following disclosure provides the fair value information for financial assets and liabilities as of June 30, 2020. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

	Carrying Value at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,238,299	$-	$1,238,299	$-
CMO/REMIC	400,536	-	400,536	-
Municipal bonds	36,453	-	36,453	-
Other securities	779	-	779	-

Total investment securities - AFS	1,676,067	-	1,676,067	-
Interest rate swaps	38,626	-	38,626	-

Total assets	$1,714,693	$-	$1,714,693	$-

Description of liability
Interest rate swaps	$38,626	$-	$38,626	$-

Total liabilities	$38,626	$-	$38,626	$-

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,206,313	$-	$1,206,313	$-
CMO/REMIC	493,710	-	493,710	-
Municipal bonds	39,354	-	39,354	-
Other securities	880	-	880	-

Total investment securities - AFS	1,740,257	-	1,740,257	-
Interest rate swaps	11,502	-	11,502	-

Total assets	$1,751,759	$-	$1,751,759	$-

Description of liability
Interest rate swaps	$11,502	$-	$11,502	$-

Total liabilities	$11,502	$-	$11,502	$-

Assets and Liabilities Measured at Fair Value on a
Non-Recurring
Basis
We may be required to measure certain assets at fair value on a non-recurring
basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.
For assets measured at fair value on a
non-recurring
basis that were held on the balance sheet at June 30, 2020 and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2020
(Dollars in thousands)
Description of assets
Loans:
Commercial and industrial	$411	$-	$-	$411	$305
SBA	-	-	-	-	-
Real estate:
Commercial real estate	1,715	-	-	1,715	432
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$2,126	$-	$-	$2,126	$737

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2019
(Dollars in thousands)
Description of assets
Impaired loans:
Commercial and industrial	$253	$-	$-	$253	$251
SBA	359	-	-	359	513
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	444	-	-	444	64
Asset held-for-sale	-	-	-	-	-

Total assets	$1,056	$-	$-	$1,056	$828

Fair Value of Financial Instruments
The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2020 and December 31, 2019, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,927,283	$1,927,283	$-	$-	$1,927,283
Interest-earning balances due from depository institutions	38,611	-	38,667	-	38,667
Investment securities available-for-sale	1,676,067	-	1,676,067	-	1,676,067
Investment securities held-to-maturity	613,169	-	638,950	-	638,950
Total loans, net of allowance for credit losses	8,308,551	-	-	8,252,796	8,252,796
Swaps	38,626	-	38,626	-	38,626
Liabilities
Deposits:
Interest-bearing	$4,082,212	$-	$4,083,910	$-	$4,083,910
Borrowings	478,156	-	478,056	-	478,056
Junior subordinated debentures	25,774	-	-	17,284	17,284
Swaps	38,626	-	38,626	-	38,626

	December 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$185,518	$185,518	$-	$-	$185,518
Interest-earning balances due from depository institutions	2,931	-	2,938	-	2,938
Investment securities available-for-sale	1,740,257	-	1,740,257	-	1,740,257
Investment securities held-to-maturity	674,452	-	678,948	-	678,948
Total loans, net of allowance for loan losses	7,495,917	-	-	7,343,167	7,343,167
Swaps	11,502	-	11,502	-	11,502
Liabilities
Deposits:
Interest-bearing	$3,459,411	$-	$3,457,922	$-	$3,457,922
Borrowings	428,659	-	428,330	-	428,330
Junior subordinated debentures	25,774	-	-	20,669	20,669
Swaps	11,502	-	11,502	-	11,502
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

8.	DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2020, the Bank has entered into 112 interest-rate swap agreements with customers with a notional amount totaling $389.4 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.
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
Balance Sheet Classification of Derivative Financial Instruments
As of June 30, 2020 and December 31, 2019, the total notional amount of the Company’s swaps was $389.4 million, and $260.0 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$38,626	Other liabilities	$38,626

Total derivatives		$38,626		$38,626

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,502	Other liabilities	$11,502

Total derivatives		$11,502		$11,502

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings
The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(Dollars in thousands)
Interest rate swaps	Other income	$2,185	$373	$2,558	$757

Total		$2,185	$373	$2,558	$757

9.	OTHER COMPREHENSIVE INCOME
The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended June 30,
	2020			2019
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(1,263)	$373	$(890)	$19,564	$(5,784)	$13,780
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(17)	5	(12)	(78)	23	(55)

Net change	$(1,280)	$378	$(902)	$19,486	$(5,761)	$13,725

	Six Months Ended June 30,
	2020			2019
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$35,356	$(10,453)	$24,903	$38,914	$(11,504)	$27,410
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(18)	5	(13)	(1,201)	355	(846)

Net change	$35,338	$(10,448)	$24,890	$37,713	$(11,149)	$26,564

10.	BALANCE SHEET OFFSETTING
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

	Gross Amounts Recognized in	Gross Amounts Offset in the	Net Amounts of Assets Presented	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	the Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
June 30, 2020
Financial assets:
Derivatives not designated as hedging instruments	$38,626	$-	$-	$38,626	$-	$38,626

Total	$38,626	$-	$-	$38,626	$-	$38,626

Financial liabilities:
Derivatives not designated as hedging instruments	$38,626	$-	$38,626	$-	$(64,863)	$(26,237)
Repurchase agreements	468,156	-	468,156	-	(479,445)	(11,289)

Total	$506,782	$-	$506,782	$-	$(544,308)	$(37,526)

December 31, 2019
Financial assets:
Derivatives not designated as hedging instruments	$11,502	$-	$-	$11,502	$-	$11,502

Total	$11,502	$-	$-	$11,502	$-	$11,502

Financial liabilities:
Derivatives not designated as hedging instruments	$11,619	$(117)	$11,502	$117	$(23,312)	$(11,693)
Repurchase agreements	428,659	-	428,659	-	(510,138)	(81,479)

Total	$440,278	$(117)	$440,161	$117	$(533,450)	$(93,172)

11.   LEASES
The Company’s operating leases, where the Company is a lessee, include real estate, such as office space and banking centers. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease and is reflected in the consolidated statement of earnings.
Right-of-use
(“ROU”) assets and lease liabilities are included in other assets and other liabilities, respectively, on the Company’s condensed consolidated balance sheet.
While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.
The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$17,269	$18,522
Total lease liabilities	19,595	21,392

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,623	$1,906	$3,246	$4,006
Sublease income	-	-	-	-

Total lease expense	$1,623	$1,906	$3,246	$4,006

(1) Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,869	$2,113	$3,804	$4,859

	June 30, 2020	December 31, 2019
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.12	4.18
Weighted average discount rate	3.24%	3.34%

The Company’s lease arrangements that have not yet commenced as of June 30, 2020 and the Company’s short-term lease costs and variable lease costs, for the six months ended June 30, 2020 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable
lease terms in excess of one year as of June 30, 2020, excluding property taxes and insurance, are as follows:

June 30, 2020
(Dollars in thousands)
Year:
2020 (excluding the six months ended June 30, 2020)	$3,505
2021	5,811
2022	4,634
2023	2,805
2024	1,748
Thereafter	2,425

Total future lease payments	20,928
Less: Imputed interest	(1,333)

Present value of lease liabilities	$19,595

12.	REVENUE RECOGNITION
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
and
out-of-scope
of Topic 606, for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$3,809	$5,065	$8,585	$10,206
Trust and investment services	2,477	2,452	4,897	4,634
Bankcard services	405	1,027	982	1,977
Gain on OREO, net	-	24	10	129
Other	3,778	2,603	5,576	4,647

Noninterest Income (in-scope of Topic 606)	10,469	11,171	20,050	21,593
Noninterest Income (out-of-scope of Topic 606)	1,683	7,034	3,742	12,915

Total noninterest income	$12,152	$18,205	$23,792	$34,508

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
IMPACT OF
COVID-19
The spread of
COVID-19
has created a global public health crisis that has resulted in unprecedented volatility and disruption in financial markets and deterioration in economic activity and market conditions in the markets we serve. The pandemic has already affected our customers and the communities we serve and depending on the duration of the crisis, the adverse impact on our financial position and results of operations could be significant. In response to the anticipated effects of the pandemic on the U.S. economy, the Board of Governors of the Federal Reserve System (“FRB”) has taken significant actions, including a reduction in the target range of the federal funds rate to 0.0% to 0.25% and an indeterminate amount of purchases of Treasury and mortgage-backed securities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the
COVID-19
pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized
businesses through 100% SBA guaranteed loans distributed through banks. These loans are intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. The SBA exhausted the initial funding for this program on April 15, 2020, but legislation passed on April 24, 2020 to provide additional PPP funds of $310 billion. We originated and funded about 4,100 loans, totaling approximately $1.10 billion, through June, 30 2020. In response to the
COVID-19
pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. This program allows for a deferral of payments for 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. Through July 10, 2020, we have granted temporary payment deferments of principal, interest or of principal and interest (80% of the deferments have been for both principal and interest) for 820 loans with a gross balance of $1.27 billion, or approximately 15% of our total loan portfolio, at June 30, 2020. As of July 10, 2020, 6% of the initial deferments have requested and been granted a second deferment, but it is likely that additional deferments will be granted in future periods.
Our allowance for credit losses increased in the second quarter as a result of our forecast of a greater decline in economic activity due to the
COVID-19
pandemic. We recorded a $12 million provision for credit losses for the first quarter of 2020 and recorded an additional $11.5 million in the second quarter. We continue to monitor the impact of
COVID-19
closely, as well as any effects that may result from the CARES Act. The extent to which the
COVID-19
pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain, but we may experience increased provision for credit losses if this pandemic results in additional economic stress on our borrowers and loan portfolios.

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
Adoption of Allowance for Credit Losses
We adopted ASU
2016-13,
commonly referred to as Current Expected Credit Losses (“CECL”), which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, effective on January 1, 2020. We adopted the guidance using a modified retrospective approach, as required, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The adoption of ASU
2016-13,
resulted in a reduction to our opening retained earnings of approximately $1.3 million. The ACL policy is described more fully in Note 3 —
Summary of Significant Accounting Policies
of the notes to the unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements but Not Adopted as of June 30, 2020

Standard	Description	Adoption Timing	Impact on Financial Statements
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued March 2020
The FASB issued ASU
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
election for the sale or transfer of debt securities classified as held-to-maturity.
This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022.

		1st Quarter 2020 through the 4th Quarter 2022	Although the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans, our subordinated debentures, and interest rate swap derivatives that are indexed to LIBOR, we do not expect this ASU to have a material impact on the Company’s consolidated financial statements.

ASU 2020-01 “Investments - Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	The FASB issued ASU
2020-01
	“Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies the interactions between ASC 321, ASC 323 and ASC 815 and addresses accounting for the transition into and out of the equity method and also provides guidance on whether equity method accounting would be applied to certain purchased options and forward contracts upon settlement.	1st Quarter 2021	The adoption of this ASU will not have an impact on our consolidated financial statements.
Issued January 2020

OVERVIEW
For the second quarter of 2020, we reported net earnings of $41.6 million, compared with $38.0 million for the first quarter of 2020 and $54.5 million for the second quarter of 2019. Diluted earnings per share were $0.31 for the second quarter, compared to $0.27 for the prior quarter and $0.39 for the same period last year.
The allowance for credit losses for the second quarter of 2020 was increased by $11.5 million in provision for credit losses due to the severe economic disruption forecasted as a result of the
COVID-19
pandemic. During the quarter, we experienced minimal credit charge-offs of $167,000 and total recoveries of $9,000, resulting in net charge-offs of $158,000. During the second quarter of 2020, the Company originated, under the SBA Paycheck Protection Program, approximately 4,100 loans, of which $1.10 billion was outstanding at June 30, 2020, resulting in recognition of approximately $8.5 million in loan interest and fee income during the second quarter of 2020.
At June 30, 2020, total assets of $13.75 billion increased $2.47 billion, or 21.88%, from total assets of $11.28 billion at December 31, 2019. Interest-earning assets of $12.52 billion at June 30, 2020 increased $2.49 billion, or 24.83%, when compared with $10.03 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $1.74 billion increase in interest-earning balances due from the Federal Reserve and an $838.0 million increase in total loans, partially offset by a $125.5 million decrease in investment securities. Excluding PPP loans, total loans declined by $259.2 million from December 31, 2019.
Total investment securities were $2.29 billion at June 30, 2020, a decrease of $125.5 million, or 5.20%, from $2.41 billion at December 31, 2019. At June 30, 2020, investment securities held-to-maturity
(“HTM”) totaled $613.2 million. At June 30, 2020, investment securities available-for-sale
(“AFS”) totaled $1.68 billion, inclusive of a net
pre-tax
unrealized gain of $57.3 million, an increase of $35.4 million from December 31, 2019. HTM securities declined by $61.3 million, or 9.09%, and AFS securities declined by $64.2 million, or 3.69%, from December 31, 2019. Our tax equivalent yield on investments was 2.22% for the quarter ended June 30, 2020, compared to 2.45% for the first quarter of 2020 and 2.53% for the second quarter of 2019.
Total loans and leases, net of deferred fees and discounts, of $8.40 billion at June 30, 2020 increased by $838.0 million, or 11.08%, from December 31, 2019. The increase in total loans included $1.10 billion in PPP loans and a $131.9 million decline in dairy & livestock and agribusiness loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding PPP loans and dairy & livestock and agribusiness loans, total loans declined by $127.3 million, or 1.77%. The $127.3 million decrease in loans included decreases of $94.4 million in commercial and industrial (C&I) loans, $31.0 million in consumer and other loans, $9.5 million in commercial real estate loans, and collectively $4.4 million in other loan segments. Partially offsetting these declines were increases in construction loans and SFR mortgage loans of $8.9 million and $3.1 million, respectively. Our yield on loans was 4.77% for the quarter ended June 30, 2020, compared to 4.95% for the first quarter of 2020 and 5.40% for the second quarter of 2019. This decline was primarily due to the impact of the Federal Reserve’s rate decreases and the decline in discount accretion income for acquired loans. Interest income for yield adjustments related to discount accretion on acquired loans was $4.1 million for the quarter ended June 30, 2020, compared to $4.8 million for the first quarter of 2020 and $8.0 million for the second quarter of 2019.
Noninterest-bearing deposits were $6.90 billion at June 30, 2020, an increase of $1.66 billion, or 31.57%, when compared to December 31, 2019. The significant deposit growth in the second quarter of 2020 was primarily due to proceeds from PPP loans and our customers maintaining greater liquidity. At June 30, 2020, noninterest-bearing deposits were 62.83% of total deposits, compared to 60.26% at December 31, 2019. Our average cost of total deposits was 0.12% for the quarter ended June 30, 2020, compared to 0.19% for the first quarter of 2020 and 0.19% for the second quarter of 2019.
Customer repurchase agreements totaled $468.2 million at June 30, 2020, compared to $428.7 million at December 31, 2019. Our average cost of total deposits including customer repurchase agreements was 0.12% for the quarter ended June 30, 2020, compared to 0.20% for both the first quarter of 2020 and the second quarter of 2019.
At June 30, 2020, we had $10.0 million in short-term borrowings with 0% cost, compared to no borrowings at December 31, 2019 and June 30, 2019. At June 30, 2020, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2019. Our average cost of funds was 0.13% for the quarter ended June 30, 2020, 0.21% for the first quarter of 2020, and 0.25% for the second quarter of 2019.
The allowance for credit losses totaled $94.0 million at June 30, 2020, compared to $68.7 million at December 31, 2019. Due to the adoption of CECL, effective on January 1, 2020, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by $23.5 million in provision for credit losses in the first six months of 2020 due to the severe economic disruption forecasted to result from the
COVID-19
pandemic. At June 30, 2020, ACL as a percentage of total loans and leases outstanding was 1.12%, or 1.29% when PPP loans are excluded. This compares to 0.91% at December 31, 2019. As of June 30, 2020, total discounts on acquired loans were $39.4 million.

The Company’s total equity was $1.96 billion at June 30, 2020. This represented a decrease of $35.0 million, or 1.76%, from total equity of $1.99 billion at December 31, 2019. This decrease was primarily due to repurchase of common stock of $91.7 million under our
10b5-1
stock repurchase program, and $48.8 million in cash dividends, offset by net earnings of $79.6 million and a $24.9 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our available-for-sale
investment securities portfolio. Our tangible common equity ratio was 9.6% at June 30, 2020.
Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of June 30, 2020, the Company’s Tier 1 leverage capital ratio totaled 10.59%, our common equity Tier 1 ratio totaled 14.47%, our Tier 1 risk-based capital ratio totaled 14.76%, and our total risk-based capital ratio totaled 15.97%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our
Analysis of Financial Condition – Capital Resources
.

ANALYSIS OF THE RESULTS OF OPERATIONS
Financial Performance

	Three Months Ended		Variance
	June 30, 2020	March 31, 2020	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$104,569	$102,306	$2,263	2.21%
Provision for credit losses	(11,500)	(12,000)	500	4.17%
Noninterest income	12,152	11,640	512	4.40%
Noninterest expense	(46,398)	(48,641)	2,243	4.61%
Income taxes	(17,192)	(15,325)	(1,867)	-12.18%

Net earnings	$41,631	$37,980	$3,651	9.61%

Earnings per common share:
Basic	$0.31	$0.27	$0.04
Diluted	$0.31	$0.27	$0.04
Return on average assets	1.33%	1.34%	-0.01%
Return on average shareholders’ equity	8.51%	7.61%	0.90%
Efficiency ratio	39.75%	42.69%	-2.94%
Noninterest expense to average assets	1.48%	1.72%	-0.24%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
			(Dollars in thousands, except per share amounts)

Net interest income	$104,569	$111,057	$(6,488)	-5.84%	$206,875	$220,593	$(13,718)	-6.22%
Provision for credit losses	(11,500)	(2,000)	(9,500)	-475.00%	(23,500)	(3,500)	(20,000)	-571.43%
Noninterest income	12,152	18,205	(6,053)	-33.25%	23,792	34,508	(10,716)	-31.05%
Noninterest expense	(46,398)	(50,528)	4,130	8.17%	(95,039)	(102,132)	7,093	6.94%
Income taxes	(17,192)	(22,253)	5,061	22.74%	(32,517)	(43,346)	10,829	24.98%

Net earnings	$41,631	$54,481	$(12,850)	-23.59%	$79,611	$106,123	$(26,512)	-24.98%

Earnings per common share:
Basic	$0.31	$0.39	$(0.08)		$0.58	$0.76	$(0.18)
Diluted	$0.31	$0.39	$(0.08)		$0.58	$0.76	$(0.18)
Return on average assets	1.33%	1.95%	-0.62%		1.33%	1.89%	-0.56%
Return on average shareholders’ equity	8.51%	11.38%	-2.87%		8.06%	11.26%	-3.20%
Efficiency ratio	39.75%	39.09%	0.66%		41.20%	40.04%	1.16%
Noninterest expense to average assets	1.48%	1.81%	-0.33%		1.59%	1.82%	-0.23%

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

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
		(Dollars in thousands)
Net Income	$41,631	$37,980	$54,481	$79,611	$106,123
Add: Amortization of intangible assets	2,445	2,445	2,833	4,890	5,690
Less: Tax effect of amortization of intangible assets (1)	(723)	(723)	(838)	(1,446)	(1,682)

Tangible net income	$43,353	$39,702	$56,476	$83,055	$110,131

Average stockholders’ equity	$1,966,600	$2,006,464	$1,919,888	$1,986,532	$1,899,898
Less: Average goodwill	(663,707)	(663,707)	(666,196)	(663,707)	(666,366)
Less: Average intangible assets	(39,287)	(41,732)	(49,615)	(40,510)	(51,188)

Average tangible common equity	$1,263,606	$1,301,025	$1,204,077	$1,282,315	$1,182,344

Return on average equity, annualized	8.51%	7.61%	11.38%	8.06%	11.26%
Return on average tangible common equity, annualized	13.80%	12.27%	18.81%	13.03%	18.78%

(1)	Tax effected at respective statutory rates.
Net Interest Income
The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and six months ended June 30, 2020 and 2019. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management
included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,580,483	$8,244	2.09%	$1,590,959	$9,821	2.47%
Tax-advantaged	36,424	205	3.27%	43,719	297	3.75%
Held-to-maturity securities:
Taxable	448,667	2,447	2.18%	511,938	2,932	2.29%
Tax-advantaged	177,890	1,213	3.30%	215,366	1,494	3.35%
Investment in FHLB stock	17,688	214	4.87%	17,688	298	6.76%
Interest-earning deposits with other institutions	1,080,433	283	0.11%	18,022	100	2.23%
Loans (2)	8,047,054	95,352	4.77%	7,558,483	101,843	5.40%

Total interest-earning assets	11,388,639	107,958	3.82%	9,956,175	116,785	4.72%
Total noninterest-earning assets	1,222,416			1,264,592

Total assets	$12,611,055			$11,220,767

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$3,393,105	2,010	0.24%	$3,024,664	2,973	0.39%
Time deposits	450,920	985	0.88%	494,507	1,120	0.91%

Total interest-bearing deposits	3,844,025	2,995	0.31%	3,519,171	4,093	0.47%
FHLB advances, other borrowings, and customer repurchase agreements	472,335	394	0.33%	585,550	1,635	1.11%

Interest-bearing liabilities	4,316,360	3,389	0.32%	4,104,721	5,728	0.56%

Noninterest-bearing deposits	6,204,329			5,093,781
Other liabilities	123,766			102,377
Stockholders’ equity	1,966,600			1,919,888

Total liabilities and stockholders’ equity	$12,611,055			$11,220,767

Net interest income		$104,569			$111,057

Net interest spread - tax equivalent			3.50%			4.16%
Net interest margin			3.69%			4.47%
Net interest margin - tax equivalent			3.70%			4.49%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended June 30, 2020 and 2019. The non TE rates were 2.16% and 2.46% for the three months ended June 30, 2020 and 2019, respectively.

(2)
Includes loan fees of $7.3 million and $727,000 for the three months ended June 30, 2020 and 2019, respectively. Prepayment penalty fees of $2.1 million and $1.3 million are included in interest income for the three months ended June 30, 2020 and 2019, respectively.

(3)	Includes interest-bearing demand and money market accounts.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,619,929	$18,069	2.23%	$1,622,465	$20,130	2.48%
Tax-advantaged	37,256	429	3.32%	44,048	633	3.91%
Held-to-maturity securities:
Taxable	459,039	5,145	2.24%	510,781	5,842	2.29%
Tax-advantaged	183,706	2,513	3.31%	221,602	3,109	3.39%
Investment in FHLB stock	17,688	546	6.21%	17,688	630	7.18%
Interest-earning deposits with other institutions	670,737	896	0.27%	18,356	194	2.13%
Loans (2)	7,764,930	187,469	4.85%	7,610,241	201,530	5.34%

Total interest-earning assets	10,753,285	215,067	4.03%	10,045,181	232,068	4.67%
Total noninterest-earning assets	1,240,143			1,268,812

Total assets	$11,993,428			$11,313,993

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$3,224,924	5,121	0.32%	$3,075,966	5,658	0.37%
Time deposits	448,176	1,998	0.90%	509,581	2,306	0.91%

Total interest-bearing deposits	3,673,100	7,119	0.39%	3,585,547	7,964	0.45%
FHLB advances, other borrowings, and customer repurchase agreements	488,460	1,073	0.44%	638,463	3,511	1.10%

Interest-bearing liabilities	4,161,560	8,192	0.40%	4,224,010	11,475	0.55%

Noninterest-bearing deposits	5,725,677			5,089,795
Other liabilities	119,659			100,290
Stockholders’ equity	1,986,532			1,899,898

Total liabilities and stockholders’ equity	$11,993,428			$11,313,993

Net interest income		$206,875			$220,593

Net interest spread - tax equivalent			3.64%			4.12%
Net interest margin			3.87%			4.42%
Net interest margin - tax equivalent			3.88%			4.44%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the six months ended June 30, 2020 and 2019. The non TE rates were 2.28% and 2.48% for the six months ended June 30, 2020 and 2019, respectively.

(2)
Includes loan fees of $7.8 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. Prepayment penalty fees of $3.6 million and $2.3 million are included in interest income for the six months ended June 30, 2020 and 2019, respectively.

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
Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended June 30, 2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(80)	$(1,485)	$(12)	$(1,577)
Tax-advantaged investment securities	(42)	(43)	(7)	(92)
Held-to-maturity securities:
Taxable investment securities	(339)	(130)	(16)	(485)
Tax-advantaged investment securities	(252)	(25)	(4)	(281)
Investment in FHLB stock	-	(84)	-	(84)
Interest-earning deposits with other institutions	5,871	(95)	(5,593)	183
Loans	6,851	(12,532)	(810)	(6,491)

Total interest income	12,009	(14,394)	(6,442)	(8,827)

Interest expense:
Savings deposits	364	(1,183)	(144)	(963)
Time deposits	(96)	(36)	(3)	(135)
FHLB advances, other borrowings, and customer repurchase agreements	(234)	(844)	(163)	(1,241)

Total interest expense	34	(2,063)	(310)	(2,339)

Net interest income	$11,975	$(12,331)	$(6,132)	$(6,488)

	Comparision of Six Months Ended June 30, 2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(48)	$(2,018)	$5	$(2,061)
Tax-advantaged investment securities	(97)	(126)	19	(204)
Held-to-maturity securities:
Taxable investment securities	(580)	(130)	13	(697)
Tax-advantaged investment securities	(532)	(78)	14	(596)
Investment in FHLB stock	-	(84)	-	(84)
Interest-earning deposits with other institutions	6,917	(170)	(6,045)	702
Loans	3,954	(17,656)	(359)	(14,061)

Total interest income	9,614	(20,262)	(6,353)	(17,001)

Interest expense:
Savings deposits	267	(767)	(37)	(537)
Time deposits	(273)	(40)	5	(308)
FHLB advances, other borrowings, and customer repurchase agreements	(825)	(2,108)	495	(2,438)

Total interest expense	(831)	(2,915)	463	(3,283)

Net interest income	$10,445	$(17,347)	$(6,816)	$(13,718)

Second Quarter of 2020 Compared to the Second Quarter of 2019
Net interest income, before provision for credit losses, of $104.6 million for the second quarter of 2020 decreased $6.5 million, or 5.84%, compared to $111.1 million for the second quarter of 2019. Interest-earning assets increased on average by $1.43 billion, or 14.39%, from $9.96 billion for the second quarter of 2019 to $11.39 billion for the second quarter of 2020. Our net interest margin (TE) was 3.70% for the second quarter of 2020, compared to 4.49% for the second quarter of 2019.
Interest income for the second quarter of 2020 was $108.0 million, which represented an $8.8 million, or 7.56%, decrease when compared to the same period of 2019. Average interest-earning assets increased by $1.43 billion and the average interest-earning asset yield of 3.82%, compared to 4.72% for the second quarter of 2019. The 90 basis point decrease in the interest-earning asset yield over the second quarter of 2019 was primarily due to a combination of a 63 basis point decrease in loan yields, a 31 basis point decrease in investment yields and a change in mix of earnings assets with average balances at the Federal Reserve growing to 9.21% of earning asset for the second quarter of 2020, compared to 0.12% for the second quarter of 2019. The increase in balances at the Federal Reserve resulted from $1.43 billion in average deposit growth during the second quarter.
Interest income and fees on loans for the second quarter of 2020 of $95.4 million decreased $6.5 million, or 6.37%, when compared to the second quarter of 2019. Average loans increased $488.6 million for the second quarter of 2020 when compared with the same period of 2019, primarily due to $669.6 million in average PPP loans originated in the second quarter of 2020. The PPP loans we originated resulted in the recognition of approximately $8.5 million in loan interest and fee income in the second quarter of 2020. Discount accretion on acquired loans decreased by $3.9 million compared to the second quarter of 2019. The Federal Reserve lowered short-term interest rates by 225 basis points when compared to the end of second quarter of 2019. The significant decline in interest rates over the past four quarters had a negative impact on loan yields, which after excluding discount accretion, nonaccrual interest income, and the impact from PPP loans, declined by 42 basis points from the second quarter of 2019.
Interest income from investment securities was $12.1 million for the second quarter of 2020, a $2.4 million, or 16.74%, decrease from $14.5 million for the second quarter of 2019. This decrease was primarily the result of a $118.5 million decline in average investment securities for the second quarter of 2020, compared to the same period of 2019. As a result of the decline in interest rates over the past four quarters, the non tax-equivalent
yield on investments decreased by 30 basis points compared to the second quarter of 2019.
Interest expense of $3.4 million for the second quarter of 2020, decreased $2.3 million, or 40.83%, compared to the second quarter of 2019. Total cost of funds declined to 0.13% for the second quarter of 2020 from 0.25% for the second quarter of 2019. On average, noninterest-bearing deposits were 61.74% of our total deposits for the second quarter of 2020, compared to 59.14% for the second quarter of 2019. In comparison to the second quarter of 2019, our overall cost of funds decreased by 12 basis points, as average noninterest-bearing deposits grew by $1.11 billion and overnight borrowings decreased by $129.6 million. Average interest-bearing deposits increased by $324.9 million compared to the second quarter of 2019, while the cost of interest-bearing deposits decreased by 16 basis points.
Six Months of 2020 Compared to the Six Months of 2019
Net interest income, before provision for credit losses, was $206.9 million for the six months ended June 30, 2020, a decrease of $13.7 million, or 6.22%, compared to $220.6 million for the same period of 2019. Interest-earning assets increased on average by $708.1 million, or 7.05%, from $10.05 billion for the six months ended June 30, 2019 to $10.75 billion for the current year. Our net interest margin (TE) was 3.88% during the first six months of 2020, compared to 4.44% for the same period of 2019.
Interest income for the six months ended June 30, 2020 was $215.1 million, which represented a $17.0 million, or 7.33%, decrease when compared to the same period of 2019. Compared to the first six months of 2019, average interest-earning assets increased by $708.1 million primarily due to PPP loans, and the yield on interest-earning assets decreased by 64 basis points. The 64 basis point decrease in the earning asset yield over the first six months of 2020, resulted from a 49 basis point decrease in loan yields from 5.34% for first six months of 2019 to 4.85% for the same period of 2020, and a 21 basis point decline in investment yields, as well as a change in the mix of earning assets resulting from a $634.8 million increase in average balances at the Federal Reserve. Average loans as a percentage of earning assets declined from 75.76% for the first six months of 2019 to 72.21% for the first six months of 2020. Conversely, average balances at the Federal Reserve grew as a percentage of earning assets from 0.11% in the prior year to 6.01% for the first six months of 2020.

Interest income and fees on loans for the first six months of 2020 of $187.5 million decreased $14.1 million, or 6.98%, when compared to the same period of 2019. Average loans increased $154.7 million for the first six months of 2020 when compared with the same period of 2019, primarily due to $334.8 million in average PPP loans. The PPP loans we originated resulted in approximately $6.8 million in fee income and $1.7 million in loan interest during the second quarter of 2020. The first six months of 2020 reflected a $6.9 million decrease in discount accretion on acquired loans and nonaccrual interest income when compared to the same period of 2019. Loan yields decreased by 49 basis points from the prior six month period, primarily due to lower rates on loans indexed to variable interest rates such as the Bank’s prime rate. Excluding the impact of PPP loans, interest income related to purchase discount accretion and nonaccrual interest income, loan yields were 30 basis points lower than the second quarter of 2019.
Interest income from investment securities was $26.2 million for the six months ended June 30, 2020, a $3.6 million decrease from $29.7 million for the first six months of 2019. This decrease was the net result of a $99.0 million decrease in the average investment securities for the first six months of 2020 and a 20 basis point decline in the non tax-equivalent
yield on securities, compared to the same period of 2019.
Interest expense of $8.2 million for the six months ended June 30, 2020, decreased by $3.3 million from the same period of 2019. The average rate paid on interest-bearing liabilities decreased by 15 basis points, to 0.40% for the first six months of 2020, from 0.55% for the same period of 2019. The rate on interest-bearing deposits for the first six months of 2020 decreased by six basis points from the same period in 2019. Average interest-bearing liabilities were $62.5 million lower for the first six months of 2020 when compared with the same period of 2019. Average interest-bearing deposits grew by $87.6 million. Average noninterest-bearing deposits represented 60.92% of our total deposits for the six months ended June 30, 2020, compared to 58.67% for the same period of 2019. Total cost of funds for the first six months of 2019 was 0.17%, compared with 0.25% for the same period of 2019.
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
The allowance for credit losses on loans totaled $94.0 million at June 30, 2020, compared to $68.7 million at December 31, 2019 and $67.1 million as of June 30, 2019. Upon adoption of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance, with no impact on the consolidated statement of earnings, and was increased by $23.5 million in provision for credit losses in the first six months of 2020 due to the severe economic disruption forecasted as a result of the
COVID-19
pandemic. During the six months ended June 30, 2020, we experienced minimal credit charge-offs of $253,000 and total recoveries of $236,000, resulting in net charge-offs of $17,000. This compares to a $3.5 million loan loss provision and net recoveries of $19,000 for the same period of 2019. We believe the allowance is appropriate at June 30, 2020. The ratio of the allowance for credit losses to total loans and leases outstanding, net of deferred fees and discount, as of June 30, 2020, was 1.12%, or 1.29% when PPP loans are excluded. This compares to 0.91% and 0.89%, as of December 31, 2019 and June 30, 2019, respectively. As of June 30, 2020, remaining discounts on acquired loans were $39.4 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations
contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.
No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will or will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment. We may experience increases in the provision for credit losses, in future periods, due to further deterioration in economic conditions from the
COVID-19
pandemic. See “Allowance for Credit Losses” under
Analysis of Financial Condition
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
The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
				(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,809	$5,065	$(1,256)	-24.80%	$8,585	$10,206	$(1,621)	-15.88%
Trust and investment services	2,477	2,452	25	1.02%	4,897	4,634	263	5.68%
Bankcard services	405	1,027	(622)	-60.56%	982	1,977	(995)	-50.33%
BOLI income	1,683	1,349	334	24.76%	3,742	2,685	1,057	39.37%
Gain on OREO, net	-	24	(24)	-100.00%	10	129	(119)	-92.25%
Gain on sale of building, net	-	-	-	-	-	4,545	(4,545)	-100.00%
Gain on eminent domain condemnation, net	-	5,685	(5,685)	-100.00%	-	5,685	(5,685)	-100.00%
Other	3,778	2,603	1,175	45.14%	5,576	4,647	929	19.99%

Total noninterest income	$12,152	$18,205	$(6,053)	-33.25%	$23,792	$34,508	$(10,716)	-31.05%

Second Quarter of 2020 Compared to the Second Quarter of 2019
The $6.1 million decrease in noninterest income was primarily due to a $5.7 million net gain from the legal settlement of an eminent domain condemnation of one of our banking center buildings located in Bakersfield in the second quarter of 2019.
The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 8 –
Derivative Financial Instruments
of the notes to the unaudited condensed consolidated financial statements of this report for additional information). The second quarter of 2020 included higher swap fee income of $1.8 million compared to the second quarter of 2019, due to higher volume of swap transactions. We executed on swap agreements related to new loan originations with a notional amount totaling $126.2 million for the second quarter of 2020, compared to $17.4 million for the second quarter of 2019.
Service charges on deposit accounts decreased by $1.3 million from the second quarter of 2019. This decrease was partially due to the increase in noninterest-bearing deposits held at the Bank by our customers, which earn credits toward the fees associated with the products and services utilized by our business customers. The Durbin Amendment’s cap on interchange fees reduced our debit card interchange fee income for bankcard services by approximately $400,000 when compared to the second quarter of 2019.
CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured
investment products. At June 30, 2020, CitizensTrust had approximately $2.83 billion in assets under management and administration, including $2.02 billion in assets under management. CitizensTrust generated fees of $2.5 million for both the second quarter of 2020 and the second quarter of 2019.
The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Death benefits of $450,000 were included in our BOLI policies for the second quarter of 2020.

Six Months of 2020 Compared to the Six Months of 2019
The $10.7 million decrease in noninterest income for the six months ended June 30, 2020, was primarily due to a $5.7 million net gain from the legal settlement of an eminent condemnation of one of our business financial center buildings in Bakersfield and a $4.5 million net gain on the sale of one of our bank owned buildings in the first six months of 2019. Service charges on deposit accounts decreased by $1.6 million from the first six months of 2019. This decrease was partially due to the increase in noninterest-bearing deposits held at the Bank by our customers, which earn credits toward the fees associated with the products and services utilized by our business customers. In addition, the Durbin Amendment’s cap on interchange fees reduced our debit card interchange fee income for bankcard services by approximately $700,000 when compared to 2019. The $1.1 million increase in BOLI income included $1.2 million of death benefits included in our BOLI policies for the first six months of 2020. The $929,000 increase in other income included $1.8 million in higher swap fee income, partially offset by decreases in dividend income from various equity investments, other banking fee income and SBA servicing income when compared to the prior six month period.
Noninterest Expense
The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$28,706	$28,862	$(156)	-0.54%	$59,583	$58,164	$1,419	2.44%
Occupancy	4,078	4,388	(310)	-7.06%	7,881	8,795	(914)	-10.39%
Equipment	953	1,039	(86)	-8.28%	1,987	2,056	(69)	-3.36%
Professional services	2,368	2,040	328	16.08%	4,624	3,965	659	16.62%
Computer software expense	2,754	2,756	(2)	-0.07%	5,570	5,369	201	3.74%
Marketing and promotion	1,255	1,238	17	1.37%	2,810	2,632	178	6.76%
Amortization of intangible assets	2,445	2,833	(388)	-13.70%	4,890	5,690	(800)	-14.06%
Telecommunications expense	650	712	(62)	-8.71%	1,286	1,470	(184)	-12.52%
Regulatory assessments	167	734	(567)	-77.25%	315	1,658	(1,343)	-81.00%
Insurance	386	469	(83)	-17.70%	792	938	(146)	-15.57%
Loan expense	369	491	(122)	-24.85%	626	807	(181)	-22.43%
Directors’ expenses	358	356	2	0.56%	709	679	30	4.42%
Stationery and supplies	382	316	66	20.89%	667	608	59	9.70%
Acquisition related expenses	-	2,612	(2,612)	-100.00%	-	5,761	(5,761)	-100.00%
Other	1,527	1,682	(155)	-9.22%	3,299	3,540	(241)	-6.81%

Total noninterest expense	$46,398	$50,528	$(4,130)	-8.17%	$95,039	$102,132	$(7,093)	-6.94%

Noninterest expense to average assets	1.48%	1.81%			1.59%	1.82%

Efficiency ratio (1)	39.75%	39.09%			41.20%	40.04%

(1)	Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.
Second Quarter of 2020 Compared to the Second Quarter of 2019
Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.48% for the second quarter of 2020, compared to 1.81% for the second quarter of 2019. This decline mostly reflects the $1.39 billion growth in average assets that resulted primarily from $1.43 billion in average deposit growth.
Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 39.75% for the second quarter of 2020, compared to 39.09% for the second quarter of 2019.

Noninterest expense of $46.4 million for the second quarter of 2020 was $4.1 million, or 8.17%, lower than the second quarter of 2019. There were no merger related expenses related to the Community Bank (“CB”) acquisition for the second quarter of 2020, compared to $2.6 million for the second quarter of 2019 primarily due to the consolidation of four banking centers. Approximately $900,000, or a 4% increase in salary expense from the prior year was offset by an increase in net deferred loan costs of $1.2 million during the current quarter that were primarily related to the origination of PPP loans. The year-over-year decrease also included a $567,000 decrease in regulatory assessments, a $396,000 decrease in occupancy and equipment expense primarily due to the consolidation of banking centers, and a $388,000 decrease in Core Deposit Intangible (“CDI”) amortization. These decreases were partially offset by a $328,000 increase in professional services.
Six Months of 2020 Compared to the Six Months of 2019
Noninterest expense of $95.0 million for the first six months of 2020 was $7.1 million lower than the prior year period. The decrease was primarily due to $5.8 million in merger related expenses for the six months ended June 30, 2019, compared to no merger related expense for the same period of 2020. The year-over-year decrease also included a $1.3 million decrease in regulatory assessments, a $983,000 decrease in occupancy and equipment expense and an $800,000 decrease in amortization of CDI. These decreases were partially offset by a $1.4 million increase in salaries and benefit costs, a $659,000 increase in professional services and a $201,000 increase in computer software expense. Salary and benefit expense would have increased by $2.8 million, or approximately 5%, when a $1.3 million increase in net deferred loan costs is excluded. As a percentage of average assets, noninterest expense was 1.59% for the six months ended June 30, 2020, compared to 1.82% for the same period of 2019. For the six months ended 2020, the efficiency ratio was 41.20%, compared to 40.04% for the same period of 2019.
Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2020 was 29.23% and 29.00%, respectively, compared to 29.00% for the same periods of 2019. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged
income as well as available tax credits.
The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged
income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION
Total assets of $13.75 billion at June 30, 2020 increased $2.47 billion, or 21.88%, from total assets of $11.28 billion at December 31, 2019. Interest-earning assets totaled $12.52 billion at June 30, 2020, an increase of $2.49 billion, or 24.83%, when compared with $10.03 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $1.74 billion increase in interest-earning balances due from the Federal Reserve and an $838.0 million increase in total loans, partially offset by a $125.5 million decrease in investment securities. The increase in total loans was due to the origination of approximately 4,100 PPP loans, totaling $1.10 billion at June 30, 2020. Excluding PPP loans, total loans declined by $259.2 million from December 31, 2019.
Total liabilities were $11.79 billion at June 30, 2020, an increase of $2.50 billion, or 29.96%, from total liabilities of $9.29 billion at December 31, 2019. Total deposits grew by $2.28 billion, or 26.18%. This significant deposit growth in the second quarter of 2020 was primarily due to proceeds from PPP loans and our customers maintaining greater liquidity. Total equity decreased $35.0 million, or 1.76%, to $1.96 billion at June 30, 2020, compared to total equity of $1.99 billion at December 31, 2019. The $35.0 million decrease in equity was primarily due to the repurchase of 4.9 million shares of common stock for $91.7 million under our
10b5-1
stock repurchase program. We previously announced that we suspended this
10b5-1
stock repurchase program due to the uncertainty of the
COVID-19
pandemic. We had $79.6 million in net earnings during the first six months of 2020, offset by $48.8 million in cash dividends declared and a cumulative effect adjustment to beginning retained earnings of $1.3 million, net of tax, due to the adoption of CECL on January 1, 2020. Our equity also increased by $24.9 million as a result of an increase in other comprehensive income from the increase in our tax adjusted market value of our available-for-sale
investment securities.
Investment Securities
The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2020, we reported total investment securities of $2.29 billion. This represented a decrease of $125.5 million, or 5.20%, from total investment securities of $2.41 billion at December 31, 2019. The decrease in investment securities was due to cash outflow from the portfolio exceeding new securities purchased in the first six months of 2020, partially offset by an increase in the fair value of AFS investment securities as a result of declining interest rates. At June 30, 2020, investment securities HTM totaled $613.2 million. At June 30, 2020, our AFS investment securities totaled $1.68 billion, inclusive of a pre-tax
net unrealized gain of $57.3 million. The
after-tax
unrealized gain reported in AOCI on AFS investment securities was $40.3 million. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the six months ended June 30, 2020 and 2019, repayments/maturities of investment securities totaled $318.5 million and $220.5 million, respectively. The Company purchased additional investment securities totaling $163.6 million and $37.1 million for the six months ended June 30, 2020 and 2019, respectively. There were no investment securities sold during the first six months of 2020 and 2019. The average duration of our investment securities portfolio was approximately 2.8 years at June 30, 2020.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	June 30, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
		(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,191,431	$46,868	$-	$1,238,299	73.88%
CMO/REMIC	391,586	8,962	(12)	400,536	23.90%
Municipal bonds	35,015	1,438	-	36,453	2.17%
Other securities	779	-	-	779	0.05%

Total available-for-sale securities	$1,618,811	$57,268	$(12)	$1,676,067	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$106,981	$6,285	$-	$113,266	17.45%
Mortgage-backed securities	164,174	8,135	-	172,309	26.77%
CMO/REMIC	171,821	5,283	-	177,104	28.02%
Municipal bonds	170,193	6,418	(340)	176,271	27.76%

Total held-to-maturity securities	$613,169	$26,121	$(340)	$638,950	100.00%

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,185,757	$21,306	$(750)	$1,206,313	69.32%
CMO/REMIC	493,214	1,392	(896)	493,710	28.37%
Municipal bonds	38,506	850	(2)	39,354	2.26%
Other securities	880	-	-	880	0.05%

Total available-for-sale securities	$1,718,357	$23,548	$(1,648)	$1,740,257	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$117,366	$2,280	$(657)	$118,989	17.40%
Mortgage-backed securities	168,479	2,083	(54)	170,508	24.98%
CMO/REMIC	192,548	-	(2,458)	190,090	28.55%
Municipal bonds	196,059	3,867	(565)	199,361	29.07%

Total held-to-maturity securities	$674,452	$8,230	$(3,734)	$678,948	100.00%

As of June 30, 2020, approximately $69.3 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.
We adopted ASU
2016-13
on January 1, 2020, on a prospective basis. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale
and
held-to-maturity
securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the second quarter of 2020, management determined that credit losses did not exist for securities in an unrealized loss position.

The following table presents the Company’s
available-for-sale
investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2020.

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
CMO/REMIC	2,754	(12)	-	-	2,754	(12)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$2,754	$(12)	$-	$-	$2,754	$(12)

The table below presents the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019, prior to adoption of ASU
2016-13.
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

Refer to Note 4 –
Investment Securities
of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans
Total loans and leases, net of deferred fees and discounts, of $8.40 billion at June 30, 2020 increased by $838.0 million, or 11.08%, from $7.56 billion at December 31, 2019. The increase in total loans included $1.10 billion in PPP loans and a $131.9 million decline in dairy & livestock and agribusiness loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding PPP loans and dairy & livestock and agribusiness loans, total loans declined by $127.3 million, or 1.77%. The $127.3 million decrease in loans included decreases of $94.4 million in commercial and industrial loans, $31.0 million in consumer and other loans, $9.5 million in commercial real estate loans, and collectively $4.4 million in other loan segments. Partially offsetting these declines were increases in construction loans and SFR mortgage loans of $8.9 million and $3.1 million, respectively.
The following table presents our loan portfolio by type as of the dates presented.
Distribution of Loan Portfolio by Type

	June 30, 2020	December 31, 2019
	(Dollars in thousands)

Commercial and industrial	$840,738	$935,127
SBA	300,156	305,008
SBA - Paycheck Protection Program (PPP)	1,097,150	-
Real estate:
Commercial real estate	5,365,120	5,374,617
Construction	125,815	116,925
SFR mortgage	286,526	283,468
Dairy & livestock and agribusiness	251,821	383,709
Municipal lease finance receivables	49,876	53,146
Consumer and other loans	85,332	116,319

Total loans	8,402,534	7,568,319
Less: Deferred loan fees, net (1)	-	(3,742)

Total loans, net of deferred loan fees	8,402,534	7,564,577
Less: Allowance for credit losses	(93,983)	(68,660)

Total loans and lease finance receivables, net	$8,308,551	$7,495,917

(1)	Beginning with March 31, 2020, total loans are presented net of deferred loan fees by respective class of financing receivables.
As of June 30, 2020, 68.76% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 63.85% of total loans. As of June 30, 2020, $248.6 million, or 4.63% of the total commercial real estate loans included loans secured by farmland, compared to $241.8 million, or 4.50%, at December 31, 2019. The loans secured by farmland included $121.9 million for loans secured by dairy & livestock land and $126.7 million in loans secured by agricultural land at June 30, 2020, compared to $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019. As of June 30, 2020, dairy & livestock and agribusiness loans of $251.8 million were comprised of $201.7 million for dairy & livestock loans and $50.1 million for agribusiness loans, compared to $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans at December 31, 2019.
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
As of June 30, 2020, the Company had $181.2 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2020, the Company had $119.0 million of total SBA 7(a) loans that include a guarantee of payment form the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.
As an active participant in the SBA’s Paycheck Protection Program, we have originated approximately 4,100 PPP loans, totaling $1.10 billion as of June 30, 2020.
As of June 30, 2020, the Company had $125.8 million in construction loans. This represents 1.50% of total loans held-for-investment.
Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at June 30, 2020.
Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment
commercial real estate loans, by region as of June 30, 2020.

	June 30, 2020
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,634,362	43.3%	$2,222,552	41.4%
Central Valley	1,271,770	15.1%	909,330	17.0%
Orange County	1,120,793	13.3%	658,092	12.3%
Inland Empire	1,188,132	14.2%	831,614	15.5%
Central Coast	522,025	6.2%	359,920	6.7%
San Diego	238,460	2.8%	134,770	2.5%
Other California	131,686	1.6%	81,087	1.5%
Out of State	295,306	3.5%	167,755	3.1%

	$8,402,534	100.0%	$5,365,120	100.0%

The table below breaks down our commercial real estate portfolio.

	June 30, 2020
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
		(Dollars in thousands)
Commercial real estate:
Industrial	$1,844,152	34.4%	54.5%	$1,373
Office	944,552	17.6%	25.1%	1,536
Retail	784,139	14.6%	13.1%	1,654
Multi-family	619,073	11.6%	0.5%	1,682
Medical	286,174	5.3%	45.8%	1,767
Secured by farmland (2)	248,558	4.6%	98.2%	2,005
Other (3)	638,472	11.9%	55.1%	1,373

Total commercial real estate	$5,365,120	100.0%	38.7%	$1,511

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $121.9 million for loans secured by dairy & livestock land and $126.7 million for loans secured by agricultural land at June 30, 2020.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

Commercial real estate loans on retail properties comprised approximately 15% of our CRE loan portfolio at June 30, 2020. At origination, these loans on retail properties were underwritten with loan-to-values
averaging approximately 50%. Approximately 56% of these loans were originated prior to 2017.
At June 30, 2020, commercial and industrial loans to customers in the hotel, restaurant, entertainment, or recreation industries represented approximately 4% of our C&I loan portfolio and loans to customers in retail trade were approximately 2% of our C&I loans.
Nonperforming Assets
The following table provides information on nonperforming assets as of the dates presented.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$6,792	$5,033
Loans past due 90 days or more and still accruing interest	25	-
Nonperforming troubled debt restructured loans (TDRs)	-	244

Total nonperforming loans	6,817	5,277
OREO, net	4,889	4,889

Total nonperforming assets	$11,706	$10,166

Performing TDRs	$2,771	$3,112

Total nonperforming loans and performing TDRs (1)	$9,588	$8,389
Percentage of nonperforming loans and performing TDRs to total loans, net of deferred fees	0.11%	0.11%
Percentage of nonperforming assets to total loans, net of deferred fees, and OREO	0.14%	0.13%
Percentage of nonperforming assets to total assets	0.09%	0.09%

(1)	Includes $7.2 million that were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year).
Troubled Debt Restructurings (“TDRs”)
Total TDRs were $2.8 million at June 30, 2020, compared to $3.4 million at December 31, 2019. At June 30, 2020, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of
COVID-19,
their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of
COVID-19,
we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program. Through July 10, 2020, we have granted temporary payment deferments of principal, interest or of principal and interest for primarily 90 days on 820 loans with a gross balance of $1.27 billion, or approximately 15% of our total loan portfolio at June 30, 2020. Principal and interest deferments represented 80% of the total deferred payments and approximately 6% were second deferment requests approved by the Bank as of July 10, 2020. It is likely that additional deferments will be granted in future periods. The majority of the loans with payment deferments were Commercial Real Estate loans, which represented approximately $1.10 billion of the $1.27 billion. Approximately 7% of the loans with deferred payments are considered classified.

The following table provides a summary of TDRs as of the dates presented.

	June 30, 2020		December 31, 2019
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$51	1	$78	2
SBA	517	1	536	1
Real Estate:
Commercial real estate	371	1	397	1
Construction	-	-	-	-
SFR mortgage	1,832	7	2,101	8
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$2,771	10	$3,112	12

Nonperforming TDRs:
Commercial and industrial	$-	-	$-	-
SBA	-	-	-	-
Real Estate:
Commercial real estate	-	-	-	-
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	244	1

Total nonperforming TDRs	$-	-	$244	1

Total TDRs	$2,771	10	$3,356	13

At June 30, 2020, there was no allowance for credit losses allocated to TDRs. At December 31, 2019, there was no allowance for credit losses specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for the six months ended June 30, 2020, compared to $78,000 for the six months ended June 30, 2019.

Nonperforming Assets and Delinquencies
The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Nonperforming loans (1) :
Commercial and industrial	$1,222	$1,703	$1,266	$1,550	$1,993
SBA	1,598	2,748	2,032	2,706	5,082
Real estate:
Commercial real estate	2,628	947	724	1,083	1,095
Construction	-	-	-	-	-
SFR mortgage	1,080	864	878	888	2,720
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	289	166	377	385	397

Total	$6,817	$6,428	$5,277	$6,612	$11,287

% of Total loans	0.08%	0.09%	0.07%	0.09%	0.15%

Past due 30-89 days:
Commercial and industrial	$630	$665	$2	$756	$310
SBA	214	3,086	1,402	303	-
Real estate:
Commercial real estate	4	210	-	368	-
Construction	-	-	-	-	-
SFR mortgage	446	233	249	-	-
Dairy & livestock and agribusiness	882	166	-	-	-
Consumer and other loans	413	-	-	-	22

Total	$2,589	$4,360	$1,653	$1,427	$332

% of Total loans	0.03%	0.06%	0.02%	0.02%	0.004%

OREO:
SBA	$797	$797	$797	$444	$-
Real estate:
Commercial real estate	2,275	2,275	2,275	2,275	2,275
SFR mortgage	1,817	1,817	1,817	6,731	-

Total	$4,889	$4,889	$4,889	$9,450	$2,275

Total nonperforming, past due, and OREO	$14,295	$15,677	$11,819	$17,489	$13,894

% of Total loans	0.17%	0.21%	0.16%	0.23%	0.18%

(1)	As of June 30, 2020, nonperforming loans included $25,000 of commercial and industrial loans past due 90 days or more and still accruing interest.
Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $6.8 million at June 30, 2020, or 0.08% of total loans. Total nonperforming loans at June 30, 2020 included $4.3 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $5.3 million, or 0.07% of total loans, at December 31, 2019 and $11.3 million, or 0.15% of total loans, at June 30, 2019. The $389,000 quarter-over-quarter increase in nonperforming loans was primarily due to increases of $1.7 million in nonperforming commercial real estate loans, $216,000 in nonperforming SFR mortgage loans, and $123,000 in nonperforming consumer and other loans. This was partially offset by a $1.2 million decrease in nonperforming SBA loans and a $481,000 decrease in nonperforming commercial and industrial loans.
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
At June 30, 2020 and December 31, 2019, we had four OREO properties with a carrying value of $4.9 million, compared to one OREO property with a carrying value of $2.3 million at June 30, 2019. There were no additions to or sales of OREO properties for the six months ended June 30, 2020.

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
10-K
for the year ended December 31, 2019.
Allowance for Credit Losses
We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3—
Summary of Significant Accounting Policies
of the notes to the unaudited condensed consolidated financial statements. The allowance for credit losses totaled $94.0 million as of June 30, 2020, compared to $68.7 million as of December 31, 2019 and $67.1 million as of June 30, 2019. Our allowance for credit losses at June 30, 2020 was 1.12%, or 1.29% of total loans when excluding the $1.10 billion in PPP loans. Upon implementation of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by a $23.5 million credit loss provision in the first six months of 2020 due to the severe economic disruption forecasted as a result of the
COVID-19
pandemic. Net charge-offs were $17,000 for the six months ended June 30, 2020. This compares to a $3.5 million loan loss provision and $19,000 in net recoveries for the same period of 2019.
Our modeling processes incorporate a lifetime historical loss rate methodology by different asset classes. These models use key loan attributes by asset class and macroeconomic variables. Macroeconomic variables include GDP, and unemployment rate, among others. Our economic forecast incorporates a weighting of multiple forecasts. The forecast includes a reasonable and supportable forecast period of two to three years for the macroeconomic variables, which revert to a historical mean based on an input reversion approach. We consider publicly published economic forecasts from multiple sources, including Moody’s. The forecast continues to reflect the most recent available information on the evolving impacts on macroeconomic variables from the
COVID-19
pandemic. The resulting stressed economic forecast includes a significant contraction in GDP of 30% in the second quarter of 2020, followed by an 18% rebound in GDP in the third quarter and economic growth not returning until the second half of 2021. In addition, the unemployment rate is forecasted to rise to more than 14% in the second quarter and is expected to be at an elevated level through 2022. If the economic forecast deteriorates further due to the
COVID-19
epidemic, or the economic impact on our borrowers is more severe than we have forecasted, we may experience increases in the allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$68,660	$63,613
Impact of adopting ASU 2016-13	1,840	-
Charge-offs:
Commercial and industrial	(11)	(48)
SBA	(156)	(230)
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	-	(78)
Consumer and other loans	(86)	(4)

Total charge-offs	(253)	(360)

Recoveries:
Commercial and industrial	5	159
SBA	3	9
Commercial real estate	-	-
Construction	6	6
SFR mortgage	206	183
Dairy & livestock and agribusiness	-	19
Consumer and other loans	16	3

Total recoveries	236	379

Net (charge-offs) recoveries	(17)	19
Provision for credit losses	23,500	3,500

Allowance for credit losses at end of period	$93,983	$67,132

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,959	$8,959
Impact of adopting ASU 2016-13	41	-
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$9,000	$8,959

Reserve for unfunded loan commitments to total unfunded loan commitments	0.52%	0.53%

Amount of total loans at end of period (1)	$8,402,534	$7,535,690
Average total loans outstanding (1)	$7,764,930	$7,610,241

Net recoveries to average total loans	-0.0002%	0.0002%
Net recoveries to total loans at end of period	-0.0002%	0.0003%
Allowance for credit losses to average total loans	1.21%	0.88%
Allowance for credit losses to total loans at end of period	1.12%	0.89%
Net (charge-offs) recoveries to allowance for credit losses	-0.02%	0.03%
Net (charge-offs) recoveries to provision for credit losses	-0.07%	0.54%

(1)	Net of deferred loan origination fees, costs and discounts.

The ACL/Total Loan Coverage Ratio as of June 30, 2020 increased to 1.12%, compared to 0.93% as of January 1, 2020 due to the more severe economic forecast that resulted from the
COVID-19
crisis.
At implementation of CECL on January 1, 2020, the reserve for unfunded loan commitments included a transition adjustment of $41,000 for our off-balance
sheet credit exposures. The Bank’s ACL methodology also produced an allowance of $9.0 million for our off-balance
sheet credit exposures, which was unchanged from the allowance at January 1, 2020.
While we believe that the allowance at June 30, 2020 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.
Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits.
Total deposits were $10.98 billion at June 30, 2020. This represented an increase of $2.28 billion, or 26.18%, over total deposits of $8.70 billion at December 31, 2019. The composition of deposits is summarized as of the dates presented in the table below.

	June 30, 2020		December 31, 2019

	Balance	Percent	Balance	Percent

	(Dollars in thousands)

Noninterest-bearing deposits	$6,901,368	62.83%	$5,245,517	60.26%
Interest-bearing deposits
Investment checking	472,509	4.30%	454,565	5.22%
Money market	2,681,962	24.42%	2,158,161	24.79%
Savings	468,051	4.26%	400,377	4.60%
Time deposits	459,690	4.19%	446,308	5.13%

Total deposits	$10,983,580	100.00%	$8,704,928	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $6.90 billion at June 30, 2020, representing an increase of $1.66 billion, or 31.57%, from noninterest-bearing deposits of $5.25 billion at December 31, 2019. Noninterest-bearing deposits represented 62.83% of total deposits for June 30, 2020, compared to 60.26% of total deposits for December 31, 2019.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $3.62 billion at June 30, 2020, representing an increase of $609.4 million, or 20.23%, from savings deposits of $3.01 billion at December 31, 2019.
Time deposits totaled $459.7 million at June 30, 2020, representing an increase of $13.4 million, or 3.00%, from total time deposits of $446.3 million for December 31, 2019.

Borrowings
We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of June 30 2020 and December 31, 2019, total funds borrowed under these agreements were $468.2 million and $428.7 million, respectively, with a weighted average interest rate of 0.20% and 0.44%, respectively.
At June 30, 2020, we had $10.0 million in short-term borrowings that are interest-free advances from the FHLB. We had zero in short-term borrowings at December 31, 2019.
At June 30, 2020, $6.00 billion of loans and $1.87 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Aggregate Contractual Obligations
The following table summarizes the aggregate contractual obligations as of June 30, 2020.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$10,983,580	$10,942,750	$30,610	$9,626	$594
Customer repurchase agreements (1)	468,156	468,156	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	23,241	678	1,245	622	20,696
Operating leases	20,928	6,619	8,958	3,443	1,908
Affordable housing investment	3,159	2,285	814	47	13

Total	$11,524,838	$11,420,488	$41,627	$13,738	$48,985

(1)	Amounts exclude accrued interest.
Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.
Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.
At June 30, 2020, we had $10.0 million in FHLB short-term borrowings with a cost of 0.0%, compared to zero at December 31, 2019 and June 30, 2019.
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

Off-Balance
Sheet Arrangements
The following table summarizes the
off-balance
sheet items at June 30, 2020.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$949,212	$647,113	$193,588	$9,023	$99,488
SBA	221	187	4	-	30
SBA - PPP	-	-	-	-	-
Real estate:
Commercial real estate	284,860	52,947	81,256	141,025	9,632
Construction	82,734	53,625	29,109	-	-
SFR Mortgage	1,885	-	-	-	1,885
Dairy & livestock and agribusiness (1)	218,722	126,287	91,357	378	700
Consumer and other loans	136,150	10,558	10,391	5,833	109,368

Total commitment to extend credit	1,673,784	890,717	405,705	156,259	221,103
Obligations under letters of credit	46,705	37,325	9,332	48	-

Total	$1,720,489	$928,042	$415,037	$156,307	$221,103

(1)	Total commitments to extend credit to agribusiness were $17.1 million at June 30, 2020.
As of June 30, 2020, we had commitments to extend credit of approximately $1.67 billion, and obligations under letters of credit of $46.7 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance
sheet instruments, which consist of evaluating customers’ creditworthiness individually. Due to the adoption of CECL on January 1, 2020, a transition adjustment of $41,000 was added to the beginning balance of the reserve for unfunded loan commitments. The Company recorded no provision or recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2020 and 2019. The Company had a reserve for unfunded loan commitments of $9.0 million as of June 30, 2020 and December 31, 2019 included in other liabilities.
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
Total equity decreased $35.0 million, or 1.76%, to $1.96 billion at June 30, 2020, compared to total equity of $1.99 billion at December 31, 2019. The $35.0 million decrease in equity was primarily due to the repurchase of 4.9 million shares of common stock for $91.7 million under our
10b5-1
stock repurchase program. We previously announced that we suspended this
10b5-1
stock repurchase program due to the uncertainty of the
COVID-19
pandemic. We had $79.6 million in net earnings during the first six months of 2020, offset by $48.8 million in cash dividends declared and a cumulative effect adjustment to beginning retained earnings of $1.3 million, net of tax, due to the adoption of CECL on January 1, 2020. Our equity also increased by $24.9 million as a result of an increase in other comprehensive income from the increase in our tax adjusted market value of our available-for-sale
investment securities. Our tangible common equity ratio was 9.63% at June 30, 2020.

During the second quarter of 2020, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. Up to 9,577,917 of such shares were available for repurchase under the Company’s current
10b5-1
plan originally adopted in November, 2018 and subsequently amended in July, 2019. On March 31, 2020, the Company announced that it suspended its
10b5-1
stock repurchase program due to the uncertainty of the
COVID-19
pandemic. For the six months ended June 30, 2020, the Company repurchased 4,944,290 shares of CVB common stock outstanding under this program. As of June 30, 2020, we have 4,585,145 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2020, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1.
Business – Capital Adequacy Requirements
” as described in our Annual Report on Form
10-K
for the year ended December 31, 2019.
At June 30, 2020, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				June 30, 2020		December 31, 2019
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	10.59%	10.45%	12.33%	12.19%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.47%	14.58%	14.83%	14.94%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.76%	14.58%	15.11%	14.94%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.97%	15.79%	16.00%	15.83%

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
Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period
due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $10.98 billion at June 30, 2020 increased $2.28 billion, or 26.18%, over total deposits of $8.70 billion at December 31, 2019. This significant deposit growth was primarily due to proceeds from PPP loans and our customers maintaining greater liquidity.
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
At June 30, 2020, we had only $25.8 million in subordinated debt and $10.0 million in FHLB short-term borrowings at 0% cost. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance
sheet sources of liquidity.
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

Below is a summary of our average cash position and statement of cash flows for the three and six months ended June 30, 2020 and 2019. For further details see our “
Condensed Consolidated Statements of Cash Flows
(Unaudited)” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)

Average cash and cash equivalents	$799,989	$184,301
Percentage of total average assets	6.67%	1.63%

Net cash provided by operating activities	$97,081	$82,602
Net cash (used in) provided by investing activities	(541,488)	438,532
Net cash provided by (used in) financing activities	2,186,172	(509,242)

Net increase in cash and cash equivalents	$1,741,765	$11,892

Average cash and cash equivalents increased by $615.7 million, or 334.07%, to $800.0 million for the six months ended June 30, 2020, compared to $184.3 million for the same period of 2019.
At June 30, 2020, cash and cash equivalents totaled $1.93 billion. This represented an increase of $1.75 billion, or 996.04%, from $175.8 million at June 30, 2019.
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
and
24-month
time horizon.

The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

Estimated Net Interest Income Sensitivity (1)
	June 30, 2020			December 31, 2019
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	5.80%	11.30%	+ 200 basis points	5.20%	10.00%
- 100 basis points	-0.90%	-2.00%	- 100 basis points	-2.10%	-4.60%

(1)	Percentage change from base scenario, but the current low interest rate environment limits the absolute decline in rates as the model does not assume rates go below zero.
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
We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing
risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2020 and December 31, 2019, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.
Economic Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2020	December 31, 2019

100 bp decrease in interest rates	-20.3%	-17.5%
100 bp increase in interest rates	11.7%	14.2%
200 bp increase in interest rates	21.1%	25.5%
300 bp increase in interest rates	24.1%	30.0%
400 bp increase in interest rates	28.8%	36.2%
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
During the fiscal quarter ended June 30, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary
course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.
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
10-Q.
The
COVID-19
pandemic has significantly impacted the banking industry and our business. The ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic
.
The
COVID-19
pandemic has negatively impacted the global, U.S., California and local economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and sharply increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including in California and the principal counties and cities in which our banking centers are located. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in California, including the strength of the real estate market and business conditions in the industries to which we lend or from which we gather deposits. The
COVID-19
pandemic has resulted in a substantial decline in the revenues of many business sectors as well as in commercial and residential property sales and construction activities. As a result, the demand for our products and services has been, and may continue to be, significantly impacted.
Furthermore, the pandemic could further influence the recognition of credit losses in our loan portfolios and further increase our allowance for credit losses, particularly as businesses remain closed and as more of our customers are expected to draw on their lines of credit or seek deferments of scheduled loan payments to help mitigate the effects of lost revenues. As previously noted, we have already increased our allowance for expected credit losses by $23.5 million for the six months ended June 30, 2020, due to the continuing anticipated impact of
COVID-19-related
economic distress on our loan portfolios, coupled with the implementation of CECL for determining our overall provision for credit losses in the first quarter of 2020. In addition, as also noted above, through July 10, 2020, we have granted temporary payment deferments of interest or of principal and interest to customers for 820 loans, with a gross balance of $1.27 billion, or approximately 15% of our total loan portfolio at June 30, 2020. Depending on the scope and duration of the
COVID-19
pandemic, we believe there is a high likelihood that additional loan payment deferments and increased provisions for expected credit losses could prove necessary for future calendar quarters in 2020.
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
Our bank has elected to participate as a lender in the Small Business Administration’s Paycheck Protection Program (PPP) and to register as an Eligible Lender under the Federal Reserve’s Main Street Lending Program (MSLP), and has accordingly become subject to a number of significant risks applicable to lenders under the PPP and MSLP, respectively.
As one set of responses to the
COVID-19
pandemic, our federal, state and local governments have promulgated a wide variety of laws, regulations, executive orders and programs designed to ameliorate the severe and widespread economic distress caused by the mandatory closings of many businesses throughout the State of California and counties in which we operate. One such program is the Paycheck Protection Program (PPP) enacted under the federal CARES Act. This program is designed, among other things, to provide employee payroll maintenance support for small and medium-sized
businesses throughout the United States, including in the State of California, through loans made by authorized lenders and guaranteed by the federal Small Business Administration (SBA). Because the Company is an authorized SBA lender and our primary customer base consists of small

and
medium-sizedbusinesses,
the Company has actively participated in the PPP. Including the second round of funding after Legislation passed on April 24, 2020, we have originated and funded approximately 4,100 PPP loans from our customers and, through two separate rounds of authorized funding for the PPP, totaling $1.10 billion as of June 30, 2020.
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
Another program enacted pursuant to the federal CARES Act and designed to help provide support to small and medium-sized
business and their employees throughout the U.S., including California, is the Federal Reserve’s Main Street Lending Program (MSLP). The Company has elected to participate as an Eligible Lender under at least three sub-facilities
of the MSLP, including the Main Street New Loan Facility, the Main Street Priority Loan Facility and the Nonprofit Organization New Loan Facility. Each of these lending facilities offers different terms and conditions, including with respect to borrower eligibility criteria, maximum loan amounts, whether loan proceeds can be utilized to refinance borrower indebtedness to other lenders, contractual priority, non-subordination
and collateralization requirements, etc. Eligible Lenders may extend new MSLP loans to eligible borrowers and sell a 95% participation in each MSLP loan to a special purpose vehicle established by the Federal Reserve Bank of Boston (Main Street SPV), subject to numerous borrower and lender certifications and covenants and the terms of a Loan Participation Agreement and a Servicing Agreement.
In contrast to the PPP, loans under the MSLP are not forgivable, carry an adjustable rate of interest at LIBOR (one or three month) plus 300 basis points, require the payment of specified fees, and must be repaid in full at the end of a five year maturity period, with principal repayment commencing after a deferment period consisting of the first two years following loan origination. In addition, eligible lenders must retain five percent of each MSLP loan and continue to service such loan until it matures or the Main Street SPV sells all of its 95% participation interest. In this regard, because the MSLP is a newly constituted program without any established operating history, there are significant risks to the Company’s participation in the MSLP, including whether certain borrowers will ultimately be found to have been eligible for MSLP loans, whether the numerous required lender and borrower certifications will be found to have been made in good faith, whether the borrower will remain in compliance with the terms and conditions of its MSLP loan throughout its applicable term, whether any given lender or MSLP loan will be found to have been in compliance with the terms of the Main Street SPV’s Loan Participation Agreement and/or Servicing Agreement, and whether any individual MSLP loan will be repaid by the borrower on schedule, and, if not, whether the Main Street SPV will seek recourse against the originating lender.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions. There is no expiration date for this repurchase program. On March 31, 2020, the Company announced that it suspended its
10b5-1
stock repurchase program. During the three months ended June 30, 2020, the Company did not repurchase any shares of CVB common stock outstanding under this program. As of June 30, 2020, we have 4,585,145 shares of CVB common stock available for repurchase under the common stock repurchase program.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.     OTHER INFORMATION
None
ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: August 10, 2020

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)