Form 10-Q
period 2020-09-30
CVB FINANCIAL CORP
filed 2020-11-06
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
of the Exchange Act).
Yes  ☐     No  ☒
Number of shares of common stock of the registrant: 135,505,605 outstanding as of October 30, 2020.

PART I – FINANCIAL INFORMATION (UNAUDITED)
GENERAL
Cautionary Note Regarding Forward-Looking Statements
Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to the following:

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

•	cyber incidents, attacks, infiltrations, exfiltrations, or theft or loss of Company or customer or employee data or money;
•
political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, the effects of pandemic diseases, climate changes or extreme weather events, that may affect electrical, environmental, computer servers, and communications or other services or facilities we use, or that may affect our customers, employees or third parties with whom we conduct business;

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

•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California DFPI;
•	our success at managing the risks involved in the foregoing items; and
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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$145,455	$158,310
Interest-earning balances due from Federal Reserve	1,339,498	27,208

Total cash and cash equivalents	1,484,953	185,518

Interest-earning balances due from depository institutions	44,367	2,931
Investment securities available-for-sale, at fair value (with amortized cost of $2,150,364 at September 30, 2020, and $1,718,357 at December 31, 2019)	2,205,646	1,740,257
Investment securities held-to-maturity (with fair value of $603,522 at September 30, 2020, and $678,948 at December 31, 2019)	577,694	674,452

Total investment securities	2,783,340	2,414,709

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	8,407,872	7,564,577
Allowance for credit losses	(93,869)	(68,660)

Net loans and lease finance receivables	8,314,003	7,495,917

Premises and equipment, net	51,477	53,978
Bank owned life insurance (BOLI)	228,132	226,281
Accrued interest receivable	30,004	28,122
Intangibles	35,804	42,986
Goodwill	663,707	663,707
Other real estate owned (OREO)	4,189	4,889
Income taxes	21,412	35,587
Other assets	139,635	110,137

Total assets	$13,818,711	$11,282,450

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,919,423	$5,245,517
Interest-bearing	4,249,411	3,459,411

Total deposits	11,168,834	8,704,928
Customer repurchase agreements	483,420	428,659
Other borrowings	10,000	-
Deferred compensation	21,259	22,666
Junior subordinated debentures	25,774	25,774
Other liabilities	127,467	106,325

Total liabilities	11,836,754	9,288,352

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 135,509,143 at September 30, 2020, and 140,102,480 at December 31, 2019	1,210,646	1,298,792
Retained earnings	735,218	682,692
Accumulated other comprehensive income, net of tax	36,093	12,614

Total stockholders’ equity	1,981,957	1,994,098

Total liabilities and stockholders’ equity	$13,818,711	$11,282,450

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans and leases, including fees	$94,200	$98,796	$281,669	$300,326
Investment securities:
Investment securities available-for-sale	8,447	9,222	26,945	29,985
Investment securities held-to-maturity	3,375	4,298	11,033	13,249

Total investment income	11,822	13,520	37,978	43,234

Dividends from FHLB stock	215	301	761	931
Interest-earning deposits with other institutions	389	946	1,285	1,140

Total interest income	106,626	113,563	321,693	345,631

Interest expense:
Deposits	2,958	4,589	10,077	12,553
Borrowings and customer repurchase agreements	232	568	972	3,555
Junior subordinated debentures	111	247	444	771

Total interest expense	3,301	5,404	11,493	16,879

Net interest income before provision for credit losses	103,325	108,159	310,200	328,752
Provision for credit losses	-	1,500	23,500	5,000

Net interest income after provision for credit losses	103,325	106,659	286,700	323,752

Noninterest income:
Service charges on deposit accounts	3,970	4,833	12,555	15,039
Trust and investment services	2,405	2,330	7,302	6,964
Bankcard services	456	637	1,438	2,614
BOLI income	1,469	1,797	5,211	4,482
Gain on OREO, net	13	-	23	129
Gain on sale of building, net	1,680	-	1,680	4,545
Gain on eminent domain condemnation, net	-	-	-	5,685
Other	3,160	2,297	8,736	6,944

Total noninterest income	13,153	11,894	36,945	46,402

Noninterest expense:
Salaries and employee benefits	31,034	30,122	90,617	88,286
Occupancy and equipment	5,275	4,879	15,143	15,730
Professional services	2,019	1,688	6,643	5,653
Computer software expense	2,837	2,663	8,407	8,032
Marketing and promotion	728	1,517	3,538	4,149
Amortization of intangible assets	2,292	2,648	7,182	8,338
Acquisition related expenses	-	244	-	6,005
Other	5,403	3,774	13,097	13,474

Total noninterest expense	49,588	47,535	144,627	149,667

Earnings before income taxes	66,890	71,018	179,018	220,487
Income taxes	19,398	20,595	51,915	63,941

Net earnings	$47,492	$50,423	$127,103	$156,546

Other comprehensive income:
Unrealized (loss) gain on securities arising during the period, before tax	$(2,004)	$5,423	$33,334	$43,136
Less: Reclassification adjustment for net gain on securities included in net income	-	(5)	-	(5)

Other comprehensive (loss) income, before tax	(2,004)	5,418	33,334	43,131
Less: Income tax benefit (expense) related to items of other comprehensive income	593	(1,602)	(9,855)	(12,751)

Other comprehensive (loss) income, net of tax	(1,411)	3,816	23,479	30,380

Comprehensive income	$46,081	$54,239	$150,582	$186,926

Basic earnings per common share	$0.35	$0.36	$0.93	$1.12
Diluted earnings per common share	$0.35	$0.36	$0.93	$1.12
See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)
Three Months Ended September 30, 2020 and 2019

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income (Loss)	Total
Balance, July 1, 2020	135,516	$1,209,449	$712,145	$37,504	$1,959,098
Repurchase of common stock	(15)	(257)	-	-	(257)
Exercise of stock options	4	47	-	-	47
Shares issued pursuant to stock-based compensation plan	4	1,407	-	-	1,407
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,419)	-	(24,419)
Net earnings	-	-	47,492	-	47,492
Other comprehensive loss	-	-	-	(1,411)	(1,411)

Balance, September 30, 2020	135,509	$1,210,646	$735,218	$36,093	$1,981,957

Balance, July 1, 2019	140,142	$1,296,885	$631,512	$8,280	$1,936,677
Repurchase of common stock	(34)	(723)	-	-	(723)
Exercise of stock options	15	155	-	-	155
Shares issued pursuant to stock-based compensation plan	34	1,821	-	-	1,821
Cash dividends declared on common stock ($0.18 per share)	-	-	(25,276)	-	(25,276)
Net earnings	-	-	50,423	-	50,423
Other comprehensive income	-	-	-	3,816	3,816

Balance, September 30, 2019	140,157	$1,298,138	$656,659	$12,096	$1,966,893

Nine Months Ended September 30, 2020 and 2019

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2020	140,102	$1,298,792	$682,692	$12,614	$1,994,098
Cumulative adjustment upon adoption of ASU 2016-13	-	-	(1,325)	-	(1,325)
Repurchase of common stock	(5,004)	(92,687)	-	-	(92,687)
Exercise of stock options	14	168	-	-	168
Shares issued pursuant to stock-based compensation plan	397	4,373	-	-	4,373
Cash dividends declared on common stock ($0.54 per share)	-	-	(73,252)	-	(73,252)
Net earnings	-	-	127,103	-	127,103
Other comprehensive income	-	-	-	23,479	23,479

Balance, September 30, 2020	135,509	$1,210,646	$735,218	$36,093	$1,981,957

Balance, January 1, 2019	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(70)	(1,535)	-	-	(1,535)
Exercise of stock options	160	2,212	-	-	2,212
Shares issued pursuant to stock-based compensation plan	67	3,792	-	-	3,792
Cash dividends declared on common stock ($0.54 per share)	-	-	(75,692)	-	(75,692)
Net earnings	-	-	156,546	-	156,546
Other comprehensive income	-	-	-	30,380	30,380

Balance, September 30, 2019	140,157	$1,298,138	$656,659	$12,096	$1,966,893

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Interest and dividends received	$301,634	$331,953
Service charges and other fees received	29,918	31,441
Interest paid	(10,975)	(16,155)
Net cash paid to vendors, employees and others	(136,948)	(140,482)
Income taxes	(45,610)	(59,347)

Net cash provided by operating activities	138,019	147,410

Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	(41,436)	1,997
Proceeds from sale of investment securities held-for-sale	-	152,644
Proceeds from repayment of investment securities available-for-sale	426,684	268,766
Proceeds from maturity of investment securities available-for-sale	3,506	6,059
Purchases of investment securities available-for-sale	(870,934)	(225,416)
Proceeds from repayment and maturity of investment securities held-to-maturity	106,491	81,001
Purchases of investment securities held-to-maturity	(11,210)	(42,917)
Net increase in equity investments	(2,890)	(3,511)
Net (increase) decrease in loan and lease finance receivables	(815,151)	289,490
Proceeds on eminent domain condemnation, net	-	5,685
Proceeds from sale of building, net of selling costs	2,131	5,487
Purchase of premises and equipment	(2,444)	(3,061)
Proceeds from BOLI death benefit	4,589	1,509
Proceeds from sales of other real estate owned	-	523

Net cash (used in) provided by investing activities	(1,200,664)	538,256

Cash Flows from Financing Activities
Net increase in other deposits	2,465,066	37,061
Net decrease in time deposits	(1,160)	(70,221)
Net increase (decrease) in other borrowings	10,000	(275,086)
Net increase (decrease) in customer repurchase agreements	54,761	(34,405)
Cash dividends on common stock	(74,068)	(70,092)
Repurchase of common stock	(92,687)	(1,535)
Proceeds from exercise of stock options	168	2,212

Net cash provided by (used in) financing activities	2,362,080	(412,066)

Net increase in cash and cash equivalents	1,299,435	273,600

Cash and cash equivalents, beginning of period	185,518	163,948

Cash and cash equivalents, end of period	$1,484,953	$437,548

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$127,103	$156,546

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of investment securities, net	-	(5)
Gain on eminent domain condemnation, net	-	(5,685)
Gain on sale of building, net	(1,680)	(4,545)
Gain on sale of other real estate owned	-	(105)
Increase in BOLI	(4,028)	(5,592)
Net amortization of premiums and discounts on investment securities	10,181	7,593
Accretion of discount for acquired loans, net	(13,106)	(22,369)
Provision for credit losses	23,500	5,000
Valuation allowance on other real estate owned	700	-
Stock-based compensation	4,373	3,792
Depreciation and amortization, net	2,173	16,993
Change in other assets and liabilities	(11,197)	(4,213)

Total adjustments	10,916	(9,136)

Net cash provided by operating activities	$138,019	$147,410

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$-	$9,450
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
The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized
businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 57 banking centers, one loan production office in Modesto, California and three trust office locations. The Company is headquartered in the city of Ontario, California.

2.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form
10-Q
and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.
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
available-for-sale
(“AFS”) debt securities. For AFS debt securities with unrealized losses, we will measure credit impairment in a manner similar to the approach used prior to the adoption of CECL, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, we will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as required prior to the adoption of CECL. As a policy election, we excluded the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the condensed consolidated balance sheet. If accrued interest is not received, it is reversed against interest income, which was zero for the third quarter of 2020.
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
The Company developed an allowance model that calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk grading, macroeconomic variables and the associated economic outlook, as well as other key methodology assumptions. The allowance is based upon historical lifetime loss rate models segregated by three loan segments: Commercial and Industrial, Commercial Real Estate, and Consumer Retail. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, the ASU indicates management has the opportunity to layer on current conditions and forecast adjustments to ensure that the life of loan loss rate reflects both the current state of the portfolio, and expectations for macroeconomic changes in the near future. We utilized a single economic forecast that is based on probability weighted scenarios to incorporate macroeconomic uncertainty over a 2 or
3-year
forecast horizon. After the initial 2 to 3 year forecast horizon, we use an input reversion methodology in the model structure to complete a reasonable and supportable forecast period for the life of the loan.
Beginning in the second half of March 2020, the broader economy experienced a significant deterioration in the economic environment driven by the COVID-19 pandemic resulting in adverse changes to the forecasted macroeconomic variables utilized in our modeling processes. This economic deterioration, coupled with the implementation of the expected loss methodology for determining our provision for credit losses, have contributed to an increased provision for credit losses of
$23.5
million in the first half of 2020. We continue to monitor the impact on the economy from COVID-19 closely, as well as any effects that may result from the CARES Act. The extent to which the COVID-19 pandemic will impact our operations and financial results during the final quarter of 2020 is uncertain, but we may experience increased provision for credit losses if the COVID-19 pandemic results in additional economic stress on our borrowers and loan portfolios.

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

	September 30, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,710,160	$46,713	$(2)	$1,756,871	79.65%
CMO/REMIC	404,380	7,326	(212)	411,494	18.66%
Municipal bonds	35,011	1,457	-	36,468	1.65%
Other securities	813	-	-	813	0.04%

Total available-for-sale securities	$2,150,364	$55,496	$(214)	$2,205,646	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$103,317	$6,627	$-	$109,944	17.88%
Mortgage-backed securities	152,285	7,837	-	160,122	26.36%
CMO/REMIC	159,676	5,315	-	164,991	27.64%
Municipal bonds	162,416	6,387	(338)	168,465	28.12%

Total held-to-maturity securities	$577,694	$26,166	$(338)	$603,522	100.00%

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,185,757	$21,306	$(750)	$1,206,313	69.32%
CMO/REMIC	493,214	1,392	(896)	493,710	28.37%
Municipal bonds	38,506	850	(2)	39,354	2.26%
Other securities	880	-	-	880	0.05%

Total available-for-sale securities	$1,718,357	$23,548	$(1,648)	$1,740,257	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$117,366	$2,280	$(657)	$118,989	17.40%
Mortgage-backed securities	168,479	2,083	(54)	170,508	24.98%
CMO/REMIC	192,548	-	(2,458)	190,090	28.55%
Municipal bonds	196,059	3,867	(565)	199,361	29.07%

Total held-to-maturity securities	$674,452	$8,230	$(3,734)	$678,948	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$8,244	$8,949	$26,313	$29,079
Tax-advantaged	203	273	632	906

Total interest income from available-for-sale securities	8,447	9,222	26,945	29,985

Investment securities held-to-maturity:
Taxable	2,265	2,883	7,410	8,725
Tax-advantaged	1,110	1,415	3,623	4,524

Total interest income from held-to-maturity securities	3,375	4,298	11,033	13,249

Total interest income from investment securities	$11,822	$13,520	$37,978	$43,234

The adoption of CECL did not have a material impact on the accounting for investment securities, as approximately 93% of the total investment securities portfolio at September 30, 2020 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately
AA-
or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity
investment securities under the new CECL model was zero at September 30, 2020.
We adopted ASU
2016-13
on January 1, 2020, on a prospective basis. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale
and
held-to-maturity
securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the third quarter of 2020, management determined that credit losses did not exist for securities in an unrealized loss position.
The following table presents the Company’s
available-for-sale
investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2020.

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$30,851	$(2)	$-	$-	$30,851	$(2)
CMO/REMIC	71,781	(212)	-	-	71,781	(212)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$102,632	$(214)	$-	$-	$102,632	$(214)

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

At September 30, 2020 and December 31, 2019, investment securities having a carrying value of approximately $1.86 billion and $1.64 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at September 30, 2020, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 17 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty
.
Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives, which incorporate estimated prepayment speeds.

	September 30, 2020
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$27,816	$27,968	$2,730	$2,764
Due after one year through five years	1,960,912	2,012,028	327,785	341,060
Due after five years through ten years	119,315	121,652	81,246	84,329
Due after ten years	42,321	43,998	165,933	175,369

Total investment securities	$2,150,364	$2,205,646	$577,694	$603,522

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded as of September 30, 2020.

5.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The following table provides a summary of total loans and lease finance receivables by type.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial and industrial	$817,056	$935,127
SBA	304,987	305,008
SBA - Paycheck Protection Program (PPP)	1,101,142	-
Real estate:
Commercial real estate	5,428,223	5,374,617
Construction	101,903	116,925
SFR mortgage	274,731	283,468
Dairy & livestock and agribusiness	252,802	383,709
Municipal lease finance receivables	38,040	53,146
Consumer and other loans	88,988	116,319

Total loans	8,407,872	7,568,319
Less: Deferred loan fees, net (1)	-	(3,742)

Total loans, net of deferred loan fees	8,407,872	7,564,577
Less: Allowance for credit losses	(93,869)	(68,660)

Total loans and lease finance receivables, net	$8,314,003	$7,495,917

(1)	Beginning with March 31, 2020, gross loans are presented net of deferred loan fees by respective class of financing receivables.
As of September 30, 2020, 69.04% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 64.56% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of September 30, 2020, $271.2 million, or 5.00% of the total commercial real estate loans included loans secured by farmland, compared to $241.8 million, or 4.50%, at December 31, 2019. The loans secured by farmland included $121.1 million for loans secured by dairy & livestock land and $150.2 million for loans secured by agricultural land at September 30, 2020, compared to $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019. As of September 30, 2020, dairy & livestock and agribusiness loans of $252.8 million were comprised of $210.4 million for dairy & livestock loans and $42.4 million for agribusiness loans, compared to $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans at December 31, 2019.
At September 30, 2020 and December 31, 2019, loans totaling $6.00 billion and $6.03 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.
There were no outstanding loans
held-for-sale
as of September 30, 2020 and December 31, 2019.

Credit Quality Indicators
An important element of our approach to credit risk management is our loan risk rating system. The originating officer assigns each loan an initial risk rating, which is reviewed and confirmed or changed, as appropriate, by credit management. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Loans are monitored by line and credit management personnel on an ongoing basis for deterioration or improvement in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.
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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the date presented.

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
September 30, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Commercial and industrial loans:
Risk Rating:
Pass	$81,480	$170,738	$72,345	$62,918	$41,860	$80,669	$255,407	$8,153	$773,570
Special Mention	-	1,235	3,087	814	241	5,015	15,970	1,022	27,384
Substandard	4,545	111	1,500	1,815	448	8	6,472	1,203	16,102
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial and industrial loans:	$86,025	$172,084	$76,932	$65,547	$42,549	$85,692	$277,849	$10,378	$817,056

SBA loans:
Risk Rating:
Pass	$37,389	$13,394	$46,193	$72,665	$26,687	$88,255	$-	$2,873	$287,456
Special Mention	-	-	-	1,113	1,352	6,910	-	-	9,375
Substandard	-	-	955	1,998	1,546	3,657	-	-	8,156
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA loans:	$37,389	$13,394	$47,148	$75,776	$29,585	$98,822	$-	$2,873	$304,987

SBA - PPP loans:
Risk Rating:
Pass	$1,101,142	$-	$-	$-	$-	$-	$-	$-	$1,101,142
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA - PPP loans:	$1,101,142	$-	$-	$-	$-	$-	$-	$-	$1,101,142

Commercial real estate loans:
Risk Rating:
Pass	$617,068	$701,648	$680,997	$684,519	$589,553	$1,776,989	$201,021	$26,329	$5,278,124
Special Mention	4,619	11,125	18,168	21,767	13,865	48,591	5,447	297	123,879
Substandard	-	793	3,815	5,497	1,281	14,597	237	-	26,220
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial real estate loans:	$621,687	$713,566	$702,980	$711,783	$604,699	$1,840,177	$206,705	$26,626	$5,428,223

Construction loans:
Risk Rating:
Pass	$11,160	$8,614	$14,399	$15,667	$10,592	$4	$41,467	$-	$101,903
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Construction loans:	$11,160	$8,614	$14,399	$15,667	$10,592	$4	$41,467	$-	$101,903

SFR mortgage loans:
Risk Rating:
Pass	$52,050	$62,087	$33,614	$25,069	$28,344	$69,215	$-	$-	$270,379
Special Mention	15	-	-	-	-	456	-	-	471
Substandard	-	238	-	-	229	2,974	-	440	3,881
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SFR mortgage loans:	$52,065	$62,325	$33,614	$25,069	$28,573	$72,645	$-	$440	$274,731

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
September 30, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$742	$2,201	$1,675	$5,709	$152	$341	$210,610	$494	$221,924
Special Mention	13	-	-	-	-	-	11,596	1,631	13,240
Substandard	-	-	849	703	2,985	-	824	12,277	17,638
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Dairy & livestock and agribusiness loans:	$755	$2,201	$2,524	$6,412	$3,137	$341	$223,030	$14,402	$252,802

Municipal lease finance receivables loans:
Risk Rating:
Pass	$123	$-	$2,556	$10,436	$3,587	$20,926	$-	$-	$37,628
Special Mention	-	-	-	-	-	412	-	-	412
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Municipal lease finance receivables loans:	$123	$-	$2,556	$10,436	$3,587	$21,338	$-	$-	$38,040

Consumer and other loans:
Risk Rating:
Pass	$5,483	$2,334	$971	$1,068	$1,714	$1,380	$72,501	$1,994	$87,445
Special Mention	-	-	-	-	-	91	737	-	828
Substandard	-	-	-	-	-	174	-	541	715
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Consumer and other loans:	$5,483	$2,334	$971	$1,068	$1,714	$1,645	$73,238	$2,535	$88,988

Gross loans:
Risk Rating:
Pass	$1,906,637	$961,016	$852,750	$878,051	$702,489	$2,037,779	$781,006	$39,843	$8,159,571
Special Mention	4,647	12,360	21,255	23,694	15,458	61,475	33,750	2,950	175,589
Substandard	4,545	1,142	7,119	10,013	6,489	21,410	7,533	14,461	72,712
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Gross loans:	$1,915,829	$974,518	$881,124	$911,758	$724,436	$2,120,664	$822,289	$57,254	$8,407,872

The following table summarizes loans by type, according to our internal risk ratings as of the date presented.

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial and industrial	$895,234	$35,473	$4,420	$-	$935,127
SBA	283,430	11,032	10,546	-	305,008
Real estate:
Commercial real estate
Owner occupied	1,977,007	78,208	28,435	-	2,083,650
Non-owner occupied	3,280,580	10,005	382	-	3,290,967
Construction
Speculative	106,895	-	-	-	106,895
Non-speculative	10,030	-	-	-	10,030
SFR mortgage	280,010	1,957	1,501	-	283,468
Dairy & livestock and agribusiness	320,670	35,920	27,119	-	383,709
Municipal lease finance receivables	52,676	470	-	-	53,146
Consumer and other loans	114,870	421	1,028	-	116,319

Total gross loans	$7,321,402	$173,486	$73,431	$-	$7,568,319

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
Our allowance for credit losses decreased in the third quarter by $114,000, as a result of net charge-offs of $114,000. There was no provision for credit losses in the third quarter of 2020. Our allowance for credit losses at September 30, 2020 was $93.9 million or 1.12% of total loans. For the nine months ended September 30, 2020, the ACL increased by $25.2 million, including a $1.8 million increase from the adoption of CECL on January 1, 2020. The increase in the ACL was primarily due to $23.5 million in provision for credit losses recorded in the first half of 2020 resulting from the forecasted changes in macroeconomic variables related to the
COVID
-19
pandemic. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. Moody’s baseline forecast continues to represent more than a 50% weighting in our multi-weighted forecast scenario. This U.S. baseline forecast assumes GDP will increase by 27% in the third quarter, 2.9% in the fourth quarter and then grow by 3.5% in 2021 and 5% in 2022. The unemployment rate in this baseline forec
as
t
 is forecasted to be 8.9% in the third quarter of 2021, stay at an elevated level over 8% through 2021, before declining to 6.4% percent in 2022. With California slowly re-opening
its
 economy and
currently
having an unemployment rate greater than 11% percent, our forecast includes a partial weighting o
f
 downside economic forecast scenarios from Moody’s.
Management believes that the ACL was appropriate at September 30, 2020 and December 31, 2019. There is a high degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, so no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment
loans by type for the periods presented.

	Three Months Ended September 30, 2020
	Ending Balance June 30, 2020	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2020
	(Dollars in thousands)
Commercial and industrial	$7,991	$(161)	$2	$761	$8,593
SBA	3,651	(47)	69	(169)	3,504
SBA - PPP	-	-	-	-	-
Real estate:
Commercial real estate	74,928	-	-	(473)	74,455
Construction	2,290	-	3	(355)	1,938
SFR mortgage	222	-	-	15	237
Dairy & livestock and agribusiness	3,379	-	-	330	3,709
Municipal lease finance receivables	302	-	-	(153)	149
Consumer and other loans	1,220	(23)	43	44	1,284

Total allowance for credit losses	$93,983	$(231)	$117	$-	$93,869

	Three Months Ended September 30, 2019
	Ending Balance June 30, 2019	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance September 30, 2019
	(Dollars in thousands)
Commercial and industrial	$7,857	$-	$94	$287	$8,238
SBA	1,119	(65)	-	412	1,466
Real estate:
Commercial real estate	48,287	-	-	624	48,911
Construction	871	-	3	55	929
SFR mortgage	2,323	-	8	44	2,375
Dairy & livestock and agribusiness	5,341	-	-	88	5,429
Municipal lease finance receivables	726	-	-	(64)	662
Consumer and other loans	608	(3)	3	54	662

Total allowance for loan losses	$67,132	$(68)	$108	$1,500	$68,672

	Nine Months Ended September 30, 2020
	Ending Balance, prior to adoption of ASU 2016-13 December 31, 2019	Impact of Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2020
	(Dollars in thousands)
Commercial and industrial	$8,880	$(2,442)	$(172)	$7	$2,320	$8,593
SBA	1,453	1,818	(203)	72	364	3,504
SBA - PPP	-	-	-	-	-	-
Real estate:
Commercial real estate	48,629	3,547	-	-	22,279	74,455
Construction	858	655	-	9	416	1,938
SFR mortgage	2,339	(2,043)	-	206	(265)	237
Dairy & livestock and agribusiness	5,255	(186)	-	-	(1,360)	3,709
Municipal lease finance receivables	623	(416)	-	-	(58)	149
Consumer and other loans	623	907	(109)	59	(196)	1,284

Total allowance for credit losses	$68,660	$1,840	$(484)	$353	$23,500	$93,869

	Nine Months Ended September 30, 2019
	Ending Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance September 30, 2019
	(Dollars in thousands)
Commercial and industrial	$7,528	$(48)	$253	$505	$8,238
SBA	1,078	(295)	9	674	1,466
Real estate:
Commercial real estate	45,097	-	-	3,814	48,911
Construction	981	-	9	(61)	929
SFR mortgage	2,197	-	191	(13)	2,375
Dairy & livestock and agribusiness	5,225	(78)	19	263	5,429
Municipal lease finance receivables	775	-	-	(113)	662
Consumer and other loans	732	(7)	6	(69)	662

Total allowance for loan losses	$63,613	$(428)	$487	$5,000	$68,672

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

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$3,582	$1,209	$560	$5,351	$811,705	$817,056
SBA	468	270	777	1,515	303,472	304,987
SBA - PPP	-	-	-	-	1,101,142	1,101,142
Real estate:
Commercial real estate
Owner occupied	-	-	3,770	3,770	2,121,430	2,125,200
Non-owner occupied	-	-	1,715	1,715	3,301,308	3,303,023
Construction
Speculative (1)	-	-	-	-	94,232	94,232
Non-speculative	-	-	-	-	7,671	7,671
SFR mortgage	-	-	467	467	274,264	274,731
Dairy & livestock and agribusiness	-	849	-	849	251,953	252,802
Municipal lease finance receivables	-	-	-	-	38,040	38,040
Consumer and other loans	68	-	34	102	88,886	88,988

Total gross loans	$4,118	$2,328	$7,323	$13,769	$8,394,103	$8,407,872

(1)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
Following the adoption of CECL on January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance, are presented as of September 30, 2020 by type of loan.

	September 30, 2020
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial and industrial	$1,421	$1,822	$-
SBA	850	1,724	-
SBA - PPP	-	-	-
Real estate:
Commercial real estate
Owner occupied	4,766	4,766	-
Non-owner occupied	-	1,715	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SFR mortgage	675	675	-
Dairy & livestock and agribusiness	849	849	-
Municipal lease finance receivables	-	-	-
Consumer and other loans	224	224	-

Total gross loans	$8,785	$11,775	$-

(1)	As of September 30, 2020, $1.8 million of nonaccruing loans were current, $571,000 were 30-59 days past due, $2.1 million were 60-89 days past due, and $7.3 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Excludes $51,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

The following table presents the recorded investment in, and the aging of, past due and nonaccrual loans, by type of loans as of the date presented.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial and industrial	$2	$-	$2	$1,266	$933,859	$935,127
SBA	870	532	1,402	2,032	301,574	305,008
Real estate:
Commercial real estate
Owner occupied	-	-	-	479	2,083,171	2,083,650
Non-owner occupied	-	-	-	245	3,290,722	3,290,967
Construction
Speculative (2)	-	-	-	-	106,895	106,895
Non-speculative	-	-	-	-	10,030	10,030
SFR mortgage	6	243	249	878	282,341	283,468
Dairy & livestock and agribusiness	-	-	-	-	383,709	383,709
Municipal lease finance receivables	-	-	-	-	53,146	53,146
Consumer and other loans	-	-	-	377	115,942	116,319

Total gross loans	$878	$775	$1,653	$5,277	$7,561,389	$7,568,319

(1)	As of December 31, 2019, $1.2 million of nonaccruing loans were current, $59,000 were 30-59 days past due, $1.1 million were 60-89 days past due and $2.9 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Excludes $2.0 million of guaranteed portion of nonaccrual SBA loans that are in process of collection.

Impaired Loans (prior to adoption of CECL)
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. As a result of the change, the following tables present information about our impaired loans and lease finance receivables, individually evaluated for impairment by type of loans, as of September 30, 2019 and December 31, 2019, prior to the date of adoption of the amendments to the credit loss standard.

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

	September 30, 2020			Number of Loans Dependent on Collateral
	Real Estate	Business Assets	Other
	(Dollars in thousands)
Commercial and industrial	$145	$4,703	$62	14
SBA	1,015	497	7	11
SBA - PPP	-	-	-	-
Real estate:
Commercial real estate	6,836	-	-	7
Construction	-	-	-	-
SFR mortgage	675	-	-	3
Dairy & livestock and agribusiness	-	849	-	1
Municipal lease finance receivables	-	-	-	-
Consumer and other loans	203	-	20	4

Total collateral-dependent loans	$8,874	$6,049	$89	40

Reserve for Unfunded Loan Commitments
The allowance for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments at the same time as it evaluates credit risk associated with the loan and lease portfolio. As a result of the adoption of ASU
2016-13,
the reserve for unfunded loan commitments included a transition adjustment of $41,000 as of January 1, 2020. There was no provision or recapture of provision for unfunded commitments for the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the balance in this reserve was $9.0 million and was included in other liabilities.
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
As of September 30, 2020, there were $2.2 million of loans classified as a TDR, all of which
were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2020, performing TDRs were comprised of seven SFR mortgage loans of $1.8 million, one commercial real estate loan of $354,000, and one commercial and industrial loan of $47,000.
The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have no allocated allowance to TDRs as of September 30, 2020 and December 31, 2019.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$2,771	$3,219	$3,112	$3,594
New modifications	-	-	-	-
Payoffs/payments, net and other	(554)	(51)	(895)	(426)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$2,217	$3,168	$2,217	$3,168

Nonperforming TDRs:
Beginning balance	$-	$263	$244	$3,509
New modifications	-	-	-	-
Charge-offs	-	-	-	(78)
Transfer to OREO	-	-	-	(2,275)
Payoffs/payments, net and other	-	(14)	(244)	(907)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-

Ending balance	$-	$249	$-	$249

Total TDRs	$2,217	$3,417	$2,217	$3,417

As of September 30, 2020 and 2019, there were no loans that were modified as TDRs during the nine months ended September 30, 2020 and 2019, respectively.
There were no loans that were previously modified as a TDR within the previous 12 months that subsequently defaulted during the nine months ended September 30, 2020 and 2019.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans, upon implementation of the modification program, or as allowed under the CARES Act if borrowers are less than 30 days past due on their loans as of December 31, 2019, and enter into short-term loan modifications offered as a result of
COVID-19,
their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of
COVID-19,
we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program. As of October 9, 2020, we have loans with temporary payment deferments of interest or of principal and interest for 90 days in the amount of $68.6 million, or less than 1% of our total loan portfolio, at September 30, 2020.

6.	EARNINGS PER SHARE RECONCILIATION
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2020, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 517,000 and 361,000, respectively. For the three and nine months ended September 30, 2019, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 240,000 and 184,000, respectively.
The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$47,492	$50,423	$127,103	$156,546
Less: Net earnings allocated to restricted stock	175	116	407	390

Net earnings allocated to common shareholders	$47,317	$50,307	$126,696	$156,156

Weighted average shares outstanding	135,017	139,824	136,369	139,730
Basic earnings per common share	$0.35	$0.36	$0.93	$1.12

Diluted earnings per common share:
Net income allocated to common shareholders	$47,317	$50,307	$126,696	$156,156

Weighted average shares outstanding	135,017	139,824	136,369	139,730
Incremental shares from assumed exercise of outstanding options	167	151	167	217

Diluted weighted average shares outstanding	135,184	139,975	136,536	139,947
Diluted earnings per common share	$0.35	$0.36	$0.93	$1.12

7.	FAIR VALUE INFORMATION
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The following disclosure provides the fair value information for financial assets and liabilities as of September 30, 2020. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

	Carrying Value at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,756,871	$-	$1,756,871	$-
CMO/REMIC	411,494	-	411,494	-
Municipal bonds	36,468	-	36,468	-
Other securities	813	-	813	-

Total investment securities - AFS	2,205,646	-	2,205,646	-
Interest rate swaps	37,255	-	37,255	-

Total assets	$2,242,901	$-	$2,242,901	$-

Description of liability
Interest rate swaps	$37,255	$-	$37,255	$-

Total liabilities	$37,255	$-	$37,255	$-

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,206,313	$-	$1,206,313	$-
CMO/REMIC	493,710	-	493,710	-
Municipal bonds	39,354	-	39,354	-
Other securities	880	-	880	-

Total investment securities - AFS	1,740,257	-	1,740,257	-
Interest rate swaps	11,502	-	11,502	-

Total assets	$1,751,759	$-	$1,751,759	$-

Description of liability
Interest rate swaps	$11,502	$-	$11,502	$-

Total liabilities	$11,502	$-	$11,502	$-

Assets and Liabilities Measured at Fair Value on a
Non-Recurring
Basis
We may be required to measure certain assets at fair value on a non-recurring
basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.
For assets measured at fair value on a
non-recurring
basis that were held on the balance sheet at September 30, 2020 and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2020
	(Dollars in thousands)
Description of assets
Loans:
Commercial and industrial	$3,273	$-	$-	$3,273	$2,034
SBA	712	-	-	712	203
Real estate:
Commercial real estate	1,715	-	-	1,715	1,295
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	2,275	-	-	2,275	700
Asset held-for-sale	-	-	-	-	-

Total assets	$7,975	$-	$-	$7,975	$4,232

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2019
	(Dollars in thousands)
Description of assets
Impaired loans:
Commercial and industrial	$253	$-	$-	$253	$251
SBA	359	-	-	359	513
Real estate:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	444	-	-	444	64
Asset held-for-sale	-	-	-	-	-

Total assets	$1,056	$-	$-	$1,056	$828

Fair Value of Financial Instruments
The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2020 and December 31, 2019, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2020
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,484,953	$1,484,953	$-	$-	$1,484,953
Interest-earning balances due from depository institutions	44,367	-	44,414	-	44,414
Investment securities available-for-sale	2,205,646	-	2,205,646	-	2,205,646
Investment securities held-to-maturity	577,694	-	603,522	-	603,522
Total loans, net of allowance for credit losses	8,314,003	-	-	8,326,796	8,326,796
Swaps	37,255	-	37,255	-	37,255
Liabilities
Deposits:
Interest-bearing	$4,249,411	$-	$4,250,728	$-	$4,250,728
Borrowings	493,420	-	493,344	-	493,344
Junior subordinated debentures	25,774	-	-	18,917	18,917
Swaps	37,255	-	37,255	-	37,255

	December 31, 2019
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$185,518	$185,518	$-	$-	$185,518
Interest-earning balances due from depository institutions	2,931	-	2,938	-	2,938
Investment securities available-for-sale	1,740,257	-	1,740,257	-	1,740,257
Investment securities held-to-maturity	674,452	-	678,948	-	678,948
Total loans, net of allowance for loan losses	7,495,917	-	-	7,343,167	7,343,167
Swaps	11,502	-	11,502	-	11,502
Liabilities
Deposits:
Interest-bearing	$3,459,411	$-	$3,457,922	$-	$3,457,922
Borrowings	428,659	-	428,330	-	428,330
Junior subordinated debentures	25,774	-	-	20,669	20,669
Swaps	11,502	-	11,502	-	11,502
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

8.	DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2020, the Bank has entered into 133 interest-rate swap agreements with customers with a notional amount totaling $455.2 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.
The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, therefore allowing customers to convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with the counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. As a result of the Bank exceeding $10 billion in assets, federal regulations required the Bank, beginning in January 2019, to clear most interest rate swaps through a clearing house (“centrally cleared”). These instruments contain language outlining collateral pledging requirements for each counterparty, in which collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the Company’s condensed consolidated balance sheet.
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
Balance Sheet Classification of Derivative Financial Instruments
As of September 30, 2020 and December 31, 2019, the total notional amount of the Company’s swaps was $455.2 million, and $260.0 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	September 30, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$37,255	Other liabilities	$37,255

Total derivatives		$37,255		$37,255

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,502	Other liabilities	$11,502

Total derivatives		$11,502		$11,502

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings
The following table summarizes the effect of derivative financial instruments on the condensed consolidated statement of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(Dollars in thousands)
Interest rate swaps	Other income	$1,591	$378	$4,149	$1,135

Total		$1,591	$378	$4,149	$1,135

9.	OTHER COMPREHENSIVE INCOME
The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended September 30,
	2020			2019
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(1,974)	$584	$(1,390)	$5,672	$(1,677)	$3,995
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(30)	9	(21)	(249)	74	(175)
Net realized gain reclassified into earnings (1)	-	-	-	(5)	1	(4)

Net change	$(2,004)	$593	$(1,411)	$5,418	$(1,602)	$3,816

	Nine Months Ended September 30,
	2020			2019
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$33,382	$(9,869)	$23,513	$44,586	$(13,181)	$31,405
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(48)	14	(34)	(1,450)	429	(1,021)
Net realized gain reclassified into earnings (1)	-	-	-	(5)	1	(4)

Net change	$33,334	$(9,855)	$23,479	$43,131	$(12,751)	$30,380

(1)	Included in other noninterest income.

10.	BALANCE SHEET OFFSETTING
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

	Gross Amounts Recognized in the Condensed Consolidated Balance Sheets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
September 30, 2020
Financial assets:
Derivatives not designated as hedging instruments	$37,255	$-	$-	$37,255	$-	$37,255

Total	$37,255	$-	$-	$37,255	$-	$37,255

Financial liabilities:
Derivatives not designated as hedging instruments	$37,255	$-	$37,255	$-	$(66,946)	$(29,691)
Repurchase agreements	483,420	-	483,420	-	(498,535)	(15,115)

Total	$520,675	$-	$520,675	$-	$(565,481)	$(44,806)

December 31, 2019
Financial assets:
Derivatives not designated as hedging instruments	$11,502	$-	$-	$11,502	$-	$11,502

Total	$11,502	$-	$-	$11,502	$-	$11,502

Financial liabilities:
Derivatives not designated as hedging instruments	$11,619	$(117)	$11,502	$117	$(23,312)	$(11,693)
Repurchase agreements	428,659	-	428,659	-	(510,138)	(81,479)

Total	$440,278	$(117)	$440,161	$117	$(533,450)	$(93,172)

11.	LEASES
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
While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.
The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$19,771	$18,522
Total lease liabilities	21,939	21,392

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,654	$1,628	$4,900	$5,634
Sublease income	-	-	-	-

Total lease expense	$1,654	$1,628	$4,900	$5,634

(1) Includes short-term leases and variable lease costs, which are immaterial.
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,826	$1,640	$5,630	$6,499

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years)	4.29	4.18
Weighted average discount rate	2.86%	3.34%

The Company’s lease arrangements that have not yet commenced as of September 30, 2020 and the Company’s short-term lease costs and variable lease costs, for the nine months ended September 30, 2020 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable
lease terms in excess of one year as of September 30, 2020, excluding property taxes and insurance, are as follows:

September 30, 2020
(Dollars in thousands)
Year:
2020 (excluding the nine months ended September 30, 2020)	$1,781
2021	6,656
2022	5,475
2023	3,615
2024	2,428
Thereafter	3,461

Total future lease payments	23,416
Less: Imputed interest	(1,477)

Present value of lease liabilities	$21,939

12.	REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU
No. 2014-09
“Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. Refer to Note 3 –
Summary of Significant Accounting Policies
and Note 24 –
Revenue Recognition
of
our
 2019 Annual Report on Form
10-K
for the year ended December 31, 2019 for a more detailed discussion about noninterest revenue streams that are in-scope
of Topic 606.
The following presents noninterest income, segregated by revenue streams in-scope
and
out-of-scope
of Topic 606, for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$3,970	$4,833	$12,555	$15,039
Trust and investment services	2,405	2,330	7,302	6,964
Bankcard services	456	637	1,438	2,614
Gain on OREO, net	13	-	23	129
Other	3,160	2,292	8,736	6,939

Noninterest Income (in-scope of Topic 606)	10,004	10,092	30,054	31,685
Noninterest Income (out-of-scope of Topic 606)	3,149	1,802	6,891	14,717

Total noninterest income	$13,153	$11,894	$36,945	$46,402

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the
COVID-19
pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized
businesses through 100% SBA guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. The SBA exhausted the initial funding for this program on April 15, 2020, but legislation passed on April 24, 2020 to provide additional PPP funds of $310 billion. We originated and funded about 4,100 loans, totaling approximately $1.10 billion, as of September 30, 2020. In response to the
COVID-19
pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. This program allows for a deferral of payments for 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of October 9, 2020, we have remaining temporary payment deferments of principal, interest or of principal and interest in response to the CARES Act for 33 loans totaling $68.6 million. These deferments were primarily for 90 days, with 89% of these loans being pass rated. Of these loans, 27 have received a second deferment and the remaining six loans are first deferments.
The third quarter of 2020 did not include a provision for credit losses, as the economic outlook is generally consistent with the forecast from the prior quarter end. In comparison, the Company recorded a provision for credit losses of $23.5 million in the first half of 2020, including $11.5 million in the second quarter. We continue to monitor the impact of
COVID-19
closely, as well as any effects that may result from the CARES Act. The extent to which the
COVID-19
pandemic will impact our operations and financial results during the fourth quarter of 2020 is highly uncertain, but we may experience increased provision for credit losses if this pandemic results in economic stress greater than forecasted on our borrowers and loan portfolios and lower interest income if the current low interest rate environment continues.

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
Adoption of Allowance for Credit Losses
We adopted ASU
2016-13,
commonly referred to as Current Expected Credit Losses (“CECL”), which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, effective on January 1, 2020. We adopted the guidance using a modified retrospective approach, as required, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The adoption of ASU
2016-13,
resulted in a reduction to our opening retained earnings of approximately $1.3 million. The ACL policy is described more fully in Note 3 –
Summary of Significant Accounting Policies
of the notes to the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements but Not Adopted as of September 30, 2020

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

ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Issued January 2020

The FASB issued ASU
2020-01,
Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies the interactions between ASC 321, ASC 323 and ASC 815 and addresses accounting for the transition into and out of the equity method and also provides guidance on whether equity method accounting would be applied to certain purchased options and forward contracts upon settlement.

		1st Quarter 2021	The adoption of this ASU will not have an impact on our consolidated financial statements.

ASU
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

Issued August 2020

The FASB issued ASU
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification.
		1st Quarter 2022	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

OVERVIEW
For the third quarter of 2020, we reported net earnings of $47.5 million, compared with $41.6 million for the second quarter of 2020 and $50.4 million for the third quarter of 2019. Diluted earnings per share were $0.35 for the third quarter, compared to $0.31 for the prior quarter and $0.36 for the same period last year.
No provision for credit losses was recorded for the third quarter of 2020. The Company’s economic forecast of macro-economic variables was generally consistent with the forecast at the end of the second quarter. A $23.5 million provision for credit losses was recorded in the first half of 2020, due to the economic disruption and forecasted impact resulting from
COVID-19.
In comparison to the prior year, a $1.5 million loan loss provision was incurred for the third quarter of 2019. During the third quarter of 2020, we experienced minimal credit charge-offs of $231,000 and total recoveries of $117,000, resulting in net charge-offs of $114,000. During the second quarter of 2020, the Company originated, under the SBA Paycheck Protection Program, approximately 4,100 loans, of which $1.10 billion was outstanding at September 30, 2020. Interest and fee income from PPP loans increased from approximately $8.5 million in the second quarter of 2020, to $9.5 million in the third quarter of 2020.
At September 30, 2020, total assets of $13.82 billion increased $2.54 billion, or 22.48%, from total assets of $11.28 billion at December 31, 2019. Interest-earning assets of $12.59 billion at September 30, 2020 increased $2.57 billion, or 25.59%, when compared with $10.03 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $1.31 billion increase in interest-earning balances due from the Federal Reserve, an $843.3 million increase in total loans, and a $368.6 million increase in investment securities. Excluding PPP loans, total loans declined by $257.8 million from December 31, 2019.
Total investment securities were $2.78 billion at September 30, 2020, an increase of $368.6 million, or 15.27%, from $2.41 billion at December 31, 2019. At September 30, 2020, investment securities held-to-maturity
(“HTM”) totaled $577.7 million. At September 30, 2020, investment securities available-for-sale
(“AFS”) totaled $2.21 billion, inclusive of a net
pre-tax
unrealized gain of $55.3 million, an increase of $33.4 million from December 31, 2019. HTM securities declined by $96.8 million, or 14.35%, and AFS securities increased by $465.4 million, or 26.74%, from December 31, 2019. Our tax equivalent yield on investments was 1.99% for the quarter ended September 30, 2020, compared to 2.22% for the second quarter of 2020 and 2.47% for the third quarter of 2019.
Total loans and leases, net of deferred fees and discounts, of $8.41 billion at September 30, 2020 increased by $843.3 million, or 11.15%, from December 31, 2019. The increase in total loans included $1.10 billion in PPP loans and a $130.9 million decline in dairy & livestock and agribusiness loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding PPP loans and dairy & livestock and agribusiness loans, total loans declined by $126.9 million, or 1.77%. The $126.9 million decrease in loans included decreases of $118.1 million in commercial and industrial loans, $27.3 million in consumer and other loans, $15.1 million in municipal lease financings, $15.0 million in construction loans, and $8.7 million in SFR mortgage loans. Partially offsetting these declines was an increase in commercial real estate loans of $53.6 million. Our yield on loans was 4.47% for the quarter ended September 30, 2020, compared to 4.77% for the second quarter of 2020 and 5.23% for the third quarter of 2019. This decline was primarily due to the impact of the Federal Reserve’s rate decreases and the decline in discount accretion income for acquired loans. Interest income for yield adjustments related to discount accretion on acquired loans was $4.2 million for the quarter ended September 30, 2020, compared to $4.1 million for the second quarter of 2020 and $7.2 million for the third quarter of 2019.
Noninterest-bearing deposits were $6.92 billion at September 30, 2020, an increase of $1.67 billion, or 31.91%, when compared to December 31, 2019. The significant deposit growth in the first nine months of 2020 was primarily due to our customers maintaining greater liquidity. At September 30, 2020, noninterest-bearing deposits were 61.95% of total deposits, compared to 60.26% at December 31, 2019. Our average cost of total deposits was 0.11% for the quarter ended September 30, 2020, compared to 0.12% for the second quarter of 2020 and 0.21% for the third quarter of 2019.
Customer repurchase agreements totaled $483.4 million at September 30, 2020, compared to $428.7 million at December 31, 2019. Our average cost of total deposits including customer repurchase agreements was 0.11% for the quarter ended September 30, 2020, compared to 0.12% for the second quarter of 2020 and 0.22% for the third quarter of 2019.
At September 30, 2020, we had $10.0 million in short-term borrowings with 0% cost, compared to no borrowings at December 31, 2019 and September 30, 2019. At September 30, 2020, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2019. Our average cost of funds was 0.11% for the quarter ended September 30, 2020, 0.13% for the second quarter of 2020, and 0.23% for the third quarter of 2019.

The allowance for credit losses totaled $93.9 million at September 30, 2020, compared to $68.7 million at December 31, 2019. Due to the adoption of CECL, effective on January 1, 2020, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by $23.5 million in provision for credit losses in the first nine months of 2020 due to the severe economic disruption forecasted to result from the
COVID-19
pandemic. At September 30, 2020, ACL as a percentage of total loans and leases outstanding was 1.12%, or 1.28% when PPP loans are excluded. This compares to 0.91% at December 31, 2019. As of September 30, 2020, total discounts on acquired loans were $35.2 million.
The Company’s total equity was $1.98 billion at September 30, 2020. This represented a decrease of $12.1 million, or 0.61%, from total equity of $1.99 billion at December 31, 2019. This decrease was primarily due to repurchase of common stock of $91.7 million under our
10b5-1
stock repurchase program, and $73.3 million in cash dividends, offset by net earnings of $127.1 million and a $23.5 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our available-for-sale
investment securities portfolio. Our tangible common equity ratio was 9.8% at September 30, 2020.
Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of September 30, 2020, the Company’s Tier 1 leverage capital ratio totaled 9.88%, our common equity Tier 1 ratio totaled 14.60%, our Tier 1 risk-based capital ratio totaled 14.89%, and our total risk-based capital ratio totaled 16.08%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our
Analysis of Financial Condition – Capital Resources
.

ANALYSIS OF THE RESULTS OF OPERATIONS
Financial Performance

	Three Months Ended		Variance
	September 30,	June 30,
	2020	2020	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$103,325	$104,569	$(1,244)	-1.19%
Provision for credit losses	-	(11,500)	11,500	100.00%
Noninterest income	13,153	12,152	1,001	8.24%
Noninterest expense	(49,588)	(46,398)	(3,190)	-6.88%
Income taxes	(19,398)	(17,192)	(2,206)	-12.83%

Net earnings	$47,492	$41,631	$5,861	14.08%

Earnings per common share:
Basic	$0.35	$0.31	$0.04
Diluted	$0.35	$0.31	$0.04
Return on average assets	1.38%	1.33%	0.05%
Return on average shareholders’ equity	9.51%	8.51%	1.00%
Efficiency ratio	42.57%	39.75%	2.82%
Noninterest expense to average assets	1.44%	1.48%	-0.04%

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$103,325	$108,159	$(4,834)	-4.47%	$310,200	$328,752	$(18,552)	-5.64%
Provision for credit losses	-	(1,500)	1,500	100.00%	(23,500)	(5,000)	(18,500)	-370.00%
Noninterest income	13,153	11,894	1,259	10.59%	36,945	46,402	(9,457)	-20.38%
Noninterest expense	(49,588)	(47,535)	(2,053)	-4.32%	(144,627)	(149,667)	5,040	3.37%
Income taxes	(19,398)	(20,595)	1,197	5.81%	(51,915)	(63,941)	12,026	18.81%

Net earnings	$47,492	$50,423	$(2,931)	-5.81%	$127,103	$156,546	$(29,443)	-18.81%

Earnings per common share:
Basic	$0.35	$0.36	$(0.01)		$0.93	$1.12	$(0.19)
Diluted	$0.35	$0.36	$(0.01)		$0.93	$1.12	$(0.19)
Return on average assets	1.38%	1.78%	-0.40%		1.35%	1.86%	-0.51%
Return on average shareholders’ equity	9.51%	10.18%	-0.67%		8.55%	10.89%	-2.34%
Efficiency ratio	42.57%	39.60%	2.97%		41.66%	39.89%	1.77%
Noninterest expense to average assets	1.44%	1.68%	-0.24%		1.54%	1.77%	-0.23%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)

Net Income	$47,492	$41,631	$50,423	$127,103	$156,546
Add: Amortization of intangible assets	2,292	2,445	2,648	7,182	8,338
Less: Tax effect of amortization of intangible assets (1)	(678)	(723)	(783)	(2,123)	(2,465)

Tangible net income	$49,106	$43,353	$52,288	$132,162	$162,419

Average stockholders’ equity	$1,985,842	$1,966,600	$1,965,427	$1,986,300	$1,921,981
Less: Average goodwill	(663,707)	(663,707)	(663,707)	(663,707)	(665,470)
Less: Average intangible assets	(37,133)	(39,287)	(46,720)	(39,376)	(49,682)

Average tangible common equity	$1,285,002	$1,263,606	$1,255,000	$1,283,217	$1,206,829

Return on average equity, annualized	9.51%	8.51%	10.18%	8.55%	10.89%
Return on average tangible common equity, annualized	15.20%	13.80%	16.53%	13.76%	17.99%

(1)	Tax effected at respective statutory rates.
Net Interest Income
The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and nine months ended September 30, 2020 and 2019. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management
included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,970,636	$8,244	1.82%	$1,505,087	$8,949	2.38%
Tax-advantaged	36,193	203	3.26%	40,189	273	3.75%
Held-to-maturity securities:
Taxable	429,897	2,265	2.11%	506,203	2,883	2.28%
Tax-advantaged	164,854	1,110	3.26%	205,996	1,415	3.32%
Investment in FHLB stock	17,688	215	4.84%	17,688	301	6.75%
Interest-earning deposits with other institutions	1,494,149	389	0.10%	174,119	946	2.16%
Loans (2)	8,382,257	94,200	4.47%	7,495,289	98,796	5.23%

Total interest-earning assets	12,495,674	106,626	3.45%	9,944,571	113,563	4.55%
Total noninterest-earning assets	1,231,502			1,269,845

Total assets	$13,727,176			$11,214,416

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$3,735,204	2,010	0.21%	$2,991,330	3,501	0.46%
Time deposits	449,484	948	0.84%	473,347	1,088	0.91%

Total interest-bearing deposits	4,184,688	2,958	0.28%	3,464,677	4,589	0.53%
FHLB advances, other borrowings, and customer repurchase agreements	539,833	343	0.25%	446,087	815	0.72%

Interest-bearing liabilities	4,724,521	3,301	0.28%	3,910,764	5,404	0.55%

Noninterest-bearing deposits	6,731,711			5,227,595
Other liabilities	285,102			110,630
Stockholders’ equity	1,985,842			1,965,427

Total liabilities and stockholders’ equity	$13,727,176			$11,214,416

Net interest income		$103,325			$108,159

Net interest spread - tax equivalent			3.17%			4.00%
Net interest margin			3.33%			4.32%
Net interest margin - tax equivalent			3.34%			4.34%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended September 30, 2020 and 2019. The non TE rates were 1.93% and 2.40% for the three months ended September 30, 2020 and 2019, respectively.

(2)
Includes loan fees of $7.4 million and $782,000 for the three months ended September 30, 2020 and 2019, respectively. Prepayment penalty fees of $1.8 million and $1.0 million are included in interest income for the three months ended September 30, 2020 and 2019, respectively.

(3)	Includes interest-bearing demand and money market accounts.

	Nine Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,737,723	$26,313	2.08%	$1,582,902	$29,079	2.45%
Tax-advantaged	36,897	632	3.30%	42,746	906	3.87%
Held-to-maturity securities:
Taxable	449,230	7,410	2.20%	509,247	8,725	2.29%
Tax-advantaged	177,364	3,623	3.29%	216,343	4,524	3.37%
Investment in FHLB stock	17,688	761	5.75%	17,688	931	7.04%
Interest-earning deposits with other institutions	947,211	1,285	0.18%	70,848	1,140	2.15%
Loans (2)	7,972,208	281,669	4.72%	7,571,502	300,326	5.30%

Total interest-earning assets	11,338,321	321,693	3.82%	10,011,276	345,631	4.63%

Total noninterest-earning assets	1,237,241			1,269,160

Total assets	$12,575,562			$11,280,436

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$3,396,259	7,131	0.28%	$3,047,444	9,159	0.40%
Time deposits	448,615	2,946	0.88%	497,370	3,394	0.91%

Total interest-bearing deposits	3,844,874	10,077	0.35%	3,544,814	12,553	0.47%
FHLB advances, other borrowings, and customer repurchase agreements	505,710	1,416	0.37%	573,633	4,326	1.00%

Interest-bearing liabilities	4,350,584	11,493	0.35%	4,118,447	16,879	0.55%

Noninterest-bearing deposits	6,063,469			5,136,233
Other liabilities	175,209			103,775
Stockholders’ equity	1,986,300			1,921,981

Total liabilities and stockholders’ equity	$12,575,562			$11,280,436

Net interest income		$310,200			$328,752

Net interest spread - tax equivalent			3.47%			4.08%
Net interest margin			3.67%			4.39%
Net interest margin - tax equivalent			3.68%			4.41%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the nine months ended September 30, 2020 and 2019. The non TE rates were 2.16% and 2.45% for the nine months ended September 30, 2020 and 2019, respectively.

(2)
Includes loan fees of $15.3 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. Prepayment penalty fees of $5.4 million and $3.4 million are included in interest income for the nine months ended September 30, 2020 and 2019, respectively.

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
Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended September 30,
	2020 Compared to 2019
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$1,835	$(2,108)	$(432)	$(705)
Tax-advantaged investment securities	(24)	(42)	(4)	(70)
Held-to-maturity securities:
Taxable investment securities	(395)	(194)	(29)	(618)
Tax-advantaged investment securities	(273)	(27)	(5)	(305)
Investment in FHLB stock	-	(86)	-	(86)
Interest-earning deposits with other institutions	7,184	(902)	(6,839)	(557)
Loans	12,369	(15,170)	(1,795)	(4,596)

Total interest income	20,696	(18,529)	(9,104)	(6,937)

Interest expense:
Savings deposits	874	(1,894)	(471)	(1,491)
Time deposits	(53)	(83)	(4)	(140)
FHLB advances, other borrowings, and customer repurchase agreements	172	(532)	(112)	(472)

Total interest expense	993	(2,509)	(587)	(2,103)

Net interest income	$19,703	$(16,020)	$(8,517)	$(4,834)

	Comparision of Nine Months Ended September 30,
	2020 Compared to 2019
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$1,861	$(4,349)	$(278)	$(2,766)
Tax-advantaged investment securities	(124)	(174)	24	(274)
Held-to-maturity securities:
Taxable investment securities	(1,015)	(339)	39	(1,315)
Tax-advantaged investment securities	(815)	(105)	19	(901)
Investment in FHLB stock	-	(170)	-	(170)
Interest-earning deposits with other institutions	14,238	(1,054)	(13,039)	145
Loans	15,682	(32,613)	(1,726)	(18,657)

Total interest income	29,827	(38,804)	(14,961)	(23,938)

Interest expense:
Savings deposits	1,045	(2,758)	(315)	(2,028)
Time deposits	(331)	(130)	13	(448)
FHLB advances, other borrowings, and customer repurchase agreements	(513)	(2,719)	322	(2,910)

Total interest expense	201	(5,607)	20	(5,386)

Net interest income	$29,626	$(33,197)	$(14,981)	$(18,552)

Third Quarter of 2020 Compared to the Third Quarter of 2019
Net interest income, before provision for credit losses, of $103.3 million for the third quarter of 2020 decreased $4.8 million, or 4.47%, compared to $108.2 million for the third quarter of 2019. Interest-earning assets increased on average by $2.55 billion, or 25.65%, from $9.94 billion for the third quarter of 2019 to $12.50 billion for the third quarter of 2020. Our net interest margin (TE) was 3.34% for the third quarter of 2020, compared to 4.34% for the third quarter of 2019.
Interest income for the third quarter of 2020 was $106.6 million, which represented a $6.9 million, or 6.11%, decrease when compared to the same period of 2019. Average interest-earning assets increased to $12.50 billion and the average interest-earning asset yield of 3.45%, compared to 4.55% for the third quarter of 2019. The 110 basis point decrease in the interest-earning asset yield over the third quarter of 2019 was primarily due to a combination of a 76 basis point decrease in loan yields, a 48 basis point decrease in investment yields and a change in mix of earning assets with average balances at the Federal Reserve growing to 11.62% of earning assets for the third quarter of 2020, compared to 1.69% for the third quarter of 2019. The increase in balances at the Federal Reserve resulted from $2.22 billion in average deposit growth during the third quarter of 2020.
Interest income and fees on loans for the third quarter of 2020 of $94.2 million decreased $4.6 million, or 4.65%, when compared to the third quarter of 2019. Average loans increased $887.0 million for the third quarter of 2020 when compared with the same period of 2019, primarily due to $1.10 billion in average PPP loans originated in the second quarter of 2020. The PPP loans we originated resulted in the recognition of approximately $9.5 million in loan interest and fee income in the third quarter of 2020. Discount accretion on acquired loans decreased by $2.9 million compared to the third quarter of 2019. The Federal Reserve lowered short-term interest rates by 175 basis points when compared to the end of the third quarter of 2019. The significant decline in interest rates over the past four quarters had a negative impact on loan yields, which after excluding discount accretion, nonaccrual interest income, and the impact from PPP loans, declined by 44 basis points from the third quarter of 2019.
Interest income from investment securities was $11.8 million for the third quarter of 2020, a $1.7 million, or 12.56%, decrease from $13.5 million for the third quarter of 2019. This decrease was primarily the result of a 47 basis point decline in the non tax-equivalent
yield on investments as the decline in interest rates over the past four quarters decreased yields on investment securities. Partially offsetting the decline from lower rates was a $344.1 million increase in average investment securities for the third quarter of 2020, compared to the same period of 2019.
Interest expense of $3.3 million for the third quarter of 2020, decreased $2.1 million, or 38.92%, compared to the third quarter of 2019. The average rate paid on interest-bearing liabilities declined to 0.28% for the third quarter of 2020 from 0.55% for the third quarter of 2019. On average, noninterest-bearing deposits were 61.67% of our total deposits for the third quarter of 2020, compared to 60.14% for the third quarter of 2019. In comparison to the third quarter of 2019, our overall cost of funds decreased by 12 basis points, as average noninterest-bearing deposits grew by $1.50 billion. Average interest-bearing deposits increased by $720.0 million compared to the third quarter of 2019, while the cost of interest-bearing deposits decreased by 25 basis points.
Nine Months of 2020 Compared to the Nine Months of 2019
Net interest income, before provision for credit losses, was $310.2 million for the nine months ended September 30, 2020, a decrease of $18.6 million, or 5.64%, compared to $328.8 million for the same period of 2019. Interest-earning assets increased on average by $1.33 billion, or 13.26%, from $10.01 billion for the nine months ended September 30, 2019 to $11.34 billion for the current year. Our net interest margin (TE) was 3.68% during the first nine months of 2020, compared to 4.41% for the same period of 2019.
Interest income for the nine months ended September 30, 2020 was $321.7 million, which represented a $23.9 million, or 6.93%, decrease when compared to the same period of 2019. Compared to the first nine months of 2019, average interest-earning assets increased by $1.33 billion primarily due to PPP loans, and the yield on interest-earning assets decreased by 81 basis points. The 81 basis point decrease in the earning asset yield over the first nine months of 2020, resulted from a 58 basis point decrease in loan yields from 5.30% for first nine months of 2019 to 4.72% for the same period of 2020, and a 31 basis point decline in investment yields, as well as a change in the mix of earning assets resulting from an $852.6 million increase in average balances at the Federal Reserve. Average loans as a percentage of earning assets declined from 75.63% for the first nine months of 2019 to 70.31% for the first nine months of 2020. Conversely, average balances at the Federal Reserve grew as a percentage of earning assets from 0.64% in the prior year to 8.09% for the first nine months of 2020.

Interest income and fees on loans for the first nine months of 2020 of $281.7 million decreased $18.7 million, or 6.21%, when compared to the same period of 2019. Average loans increased $400.7 million for the first nine months of 2020 when compared with the same period of 2019, primarily due to $591.4 million in average PPP loans. The PPP loans we originated resulted in approximately $13.5 million in fee income and $4.5 million in loan interest during the first nine months of 2020. The first nine months of 2020 reflected a $9.3 million decrease in discount accretion on acquired loans and nonaccrual interest income when compared to the same period of 2019. Loan yields decreased by 58 basis points from the prior nine month period. Excluding the impact of PPP loans, interest income related to purchase discount accretion and nonaccrual interest income, loan yields were 33 basis points lower than the first nine months of 2019. This decline in loan yields was primarily due to lower rates on loans indexed to variable interest rates such as the Bank’s prime rate.
Interest income from investment securities was $38.0 million for the nine months ended September 30, 2020, a $5.3 million decrease from $43.2 million for the first nine months of 2019. This decrease was the net result of a 29 basis point decline in the non tax-equivalent
yield on securities, compared to the first nine months of 2019, partially offset by a $50.0 million increase in the average investment securities for the first nine months of 2020.
Interest expense of $11.5 million for the nine months ended September 30, 2020, decreased by $5.4 million from the same period of 2019. The average rate paid on interest-bearing liabilities decreased by 20 basis points, to 0.35% for the first nine months of 2020, from 0.55% for the same period of 2019. The rate on interest-bearing deposits for the first nine months of 2020 decreased by 12 basis points from the same period in 2019. Average interest-bearing liabilities were $232.1 million higher for the first nine months of 2020 when compared with the same period of 2019. Average interest-bearing deposits grew by $300.1 million when compared to the first nine months of 2019. Average noninterest-bearing deposits represented 61.20% of our total deposits for the nine months ended September 30, 2020, compared to 59.17% for the same period of 2019. Total cost of funds for the first nine months of 2020 was 0.15%, compared with 0.24% for the same period of 2019.
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
The allowance for credit losses on loans totaled $93.9 million at September 30, 2020, compared to $68.7 million at December 31, 2019 and $68.7 million as of September 30, 2019. Upon adoption of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance, with no impact on the consolidated statement of earnings, and was increased by $23.5 million in provision for credit losses in the first nine months of 2020 due to the severe economic disruption forecasted as a result of the
COVID-19
pandemic. For the nine months ended September 30, 2020, we experienced minimal credit charge-offs of $484,000 and total recoveries of $353,000, resulting in net charge-offs of $131,000. This compares to a $5.0 million loan loss provision and net recoveries of $59,000 for the same period of 2019. The ratio of the allowance for credit losses to total loans and leases outstanding, net of deferred fees and discount, as of September 30, 2020, was 1.12%, or 1.28% when PPP loans are excluded. This compares to 0.91% and 0.92%, as of December 31, 2019 and September 30, 2019, respectively. As of September 30, 2020, remaining discounts on acquired loans were $35.2 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations
contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.
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
The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
				(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,970	$4,833	$(863)	-17.86%	$12,555	$15,039	$(2,484)	-16.52%
Trust and investment services	2,405	2,330	75	3.22%	7,302	6,964	338	4.85%
Bankcard services	456	637	(181)	-28.41%	1,438	2,614	(1,176)	-44.99%
BOLI income	1,469	1,797	(328)	-18.25%	5,211	4,482	729	16.27%
Swap fee income	1,591	378	1,213	320.90%	4,149	1,135	3,014	265.55%
Gain on OREO, net	13	-	13	-	23	129	(106)	-82.17%
Gain on sale of building, net	1,680	-	1,680	-	1,680	4,545	(2,865)	-63.04%
Gain on eminent domain condemnation, net	-	-	-	-	-	5,685	(5,685)	-100.00%
Other	1,569	1,919	(350)	-18.24%	4,587	5,809	(1,222)	-21.04%

Total noninterest income	$13,153	$11,894	$1,259	10.59%	$36,945	$46,402	$(9,457)	-20.38%

Third Quarter of 2020 Compared to the Third Quarter of 2019
The $1.3 million increase in noninterest income was primarily due to a $1.7 million net gain on the sale of one of our bank owned buildings, related to a banking center that was closed in September in the third quarter of 2020.
The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 8 –
Derivative Financial Instruments
of the notes to the unaudited condensed consolidated financial statements of this report for additional information). The third quarter of 2020 included higher swap fee income of $1.2 million compared to the third quarter of 2019, due to higher volume of swap transactions. We executed on swap agreements related to new loan originations with a notional amount totaling $73.2 million for the third quarter of 2020, compared to $19.0 million for the third quarter of 2019.
Service charges on deposit accounts decreased by $863,000 from the third quarter of 2019. This decrease was primarily due to the increase in noninterest-bearing deposits held at the Bank by our customers, which earn credits toward the fees associated with the products and services utilized by our business customers.
CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured
investment products. At September 30, 2020, CitizensTrust had approximately $2.91 billion in assets under management and administration, including $2.08 billion in assets under management. CitizensTrust generated fees of $2.4 million for the third quarter of 2020, compared to $2.3 million for the third quarter of 2019.
The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Income from BOLI declined by $328,000 compared to the third quarter of 2019.

Nine Months of 2020 Compared to the Nine Months of 2019
The $9.5 million decrease in noninterest income for the nine months ended September 30, 2020, was primarily due to a $5.7 million net gain from the legal settlement of an eminent condemnation of one of our business financial center buildings in Bakersfield during the first nine month of 2019. In addition, there was a $2.9 million decrease in net gains on sale of bank owned buildings between the first nine months of 2020 and the first nine months of 2019. Service charges on deposit accounts decreased by $2.5 million from the first nine months of 2019. This decrease was primarily due to the higher earnings credits generated by the significant increase in our customer’s noninterest-bearing deposits held at the Bank. In addition, bankcard services decreased by approximately $1.2 million when compared to 2019, primarily due to the Durbin Amendment’s cap on debit card interchange fees. Swap fee income increased $3.0 million compared to the third quarter of 2019, due to higher volume of swap transactions. The $729,000 increase in BOLI income included $1.2 million of death benefits included in our BOLI policies for the first nine months of 2020. The $1.2 million decrease in other income in the first nine months of 2020 included decreases in dividend income from various equity investments, other banking fee income and SBA servicing income when compared to the same period of 2019.
Noninterest Expense
The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2020	2019	$	%	2020	2019	$	%
				(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$31,034	$30,122	$912	3.03%	$90,617	$88,286	$2,331	2.64%
Occupancy	4,290	3,976	314	7.90%	12,171	12,771	(600)	-4.70%
Equipment	985	903	82	9.08%	2,972	2,959	13	0.44%
Professional services	2,019	1,688	331	19.61%	6,643	5,653	990	17.51%
Computer software expense	2,837	2,663	174	6.53%	8,407	8,032	375	4.67%
Marketing and promotion	728	1,517	(789)	-52.01%	3,538	4,149	(611)	-14.73%
Amortization of intangible assets	2,292	2,648	(356)	-13.44%	7,182	8,338	(1,156)	-13.86%
Telecommunications expense	643	656	(13)	-1.98%	1,929	2,126	(197)	-9.27%
Regulatory assessments	998	147	851	578.91%	1,313	1,805	(492)	-27.26%
Insurance	400	430	(30)	-6.98%	1,192	1,368	(176)	-12.87%
Loan expense	207	308	(101)	-32.79%	833	1,115	(282)	-25.29%
OREO expense	830	-	830	-	1,200	37	1,163	3143.24%
Directors’ expenses	358	350	8	2.29%	1,067	1,029	38	3.69%
Stationery and supplies	227	259	(32)	-12.36%	894	867	27	3.11%
Acquisition related expenses	-	244	(244)	-100.00%	-	6,005	(6,005)	-100.00%
Other	1,740	1,624	116	7.14%	4,669	5,127	(458)	-8.93%

Total noninterest expense	$49,588	$47,535	$2,053	4.32%	$144,627	$149,667	$(5,040)	-3.37%

Noninterest expense to average assets	1.44%	1.68%			1.54%	1.77%
Efficiency ratio (1)	42.57%	39.60%			41.66%	39.89%

(1)	Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.
Third Quarter of 2020 Compared to the Third Quarter of 2019
Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.44% for the third quarter of 2020, compared to 1.68% for the third quarter of 2019. This decline mostly reflects the $2.51 billion growth in average assets that resulted primarily from $2.22 billion in average deposit growth.
Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 42.57% for the third quarter of 2020, compared to 39.60% for the third quarter of 2019.

Noninterest expense of $49.6 million for the third quarter of 2020 was $2.1 million, or 4.32%, higher than the third quarter of 2019. There were no merger related expenses related to the Community Bank (“CB”) acquisition for the third quarter of 2020, compared to $244,000 for the third quarter of 2019. The $912,000 increase in salary expense from the prior year was primarily due to $1.1 million in additional bonus expense for “Thank You Awards” paid to all Bank employees during the third quarter of 2020. The third quarter of 2020 also reflected an $833,000 increase in regulatory assessments resulting from final application of assessment credits provided by the FDIC at the end of the second quarter of 2020 and a $700,000 write-down of one OREO property. These increases were partially offset by a $789,000 decrease in marketing and promotion expense.
Nine Months of 2020 Compared to the Nine Months of 2019
Noninterest expense of $144.6 million for the first nine months of 2020 was $5.0 million lower than the prior year period. The decrease was primarily due to $6.0 million in merger related expenses for the nine months ended September 30, 2019, compared to no merger related expense for the same period of 2020. The year-over-year decrease also included a $1.2 million decrease in amortization of CDI. These decreases were partially offset by a $2.3 million increase in salaries and benefit costs. Salary and benefit expense would have increased by $3.9 million, or approximately 4%, when a $1.6 million increase in net deferred loan costs, primarily related to the origination of PPP loans, is excluded for the nine months ended September 30, 2020. This $3.9 million increase was primarily due to $3.0 million, or 3.93%, in higher salaries, payroll taxes and benefits when compared to the prior year period. As a percentage of average assets, noninterest expense was 1.54% for the nine months ended September 30, 2020, compared to 1.77% for the same period of 2019. For the nine months ended September 30, 2020, the efficiency ratio was 41.66%, compared to 39.89% for the same period of 2019.
Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 29.00%, compared to 29.00% for the same periods of 2019. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged
income as well as available tax credits.
The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged
income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION
Total assets of $13.82 billion at September 30, 2020 increased $2.54 billion, or 22.48%, from total assets of $11.28 billion at December 31, 2019. Interest-earning assets totaled $12.59 billion at September 30, 2020, an increase of $2.57 billion, or 25.59%, when compared with $10.03 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $1.31 billion increase in interest-earning balances due from the Federal Reserve, an $843.3 million increase in total loans, and a $368.6 million increase in investment securities. The increase in total loans was due to the origination of approximately 4,100 PPP loans, totaling $1.10 billion at September 30, 2020. Excluding PPP loans, total loans declined by $257.8 million from December 31, 2019.
Total liabilities were $11.84 billion at September 30, 2020, an increase of $2.55 billion, or 27.44%, from total liabilities of $9.29 billion at December 31, 2019. Total deposits grew by $2.46 billion, or 28.30%. This significant deposit growth in the first nine months of 2020 was primarily due to our customers maintaining greater liquidity. Total equity decreased $12.1 million, or 0.61%, to $1.98 billion at September 30, 2020, compared to total equity of $1.99 billion at December 31, 2019. The $12.1 million decrease in equity was primarily due to the repurchase of 4.9 million shares of common stock for $91.7 million under our
10b5-1
stock repurchase program. We previously announced that we suspended this
10b5-1
stock repurchase program due to the Company’s outlook due to the uncertainty of the
COVID-19
pandemic. We had $127.1 million in net earnings during the first nine months of 2020, offset by $73.3 million in cash dividends declared and a cumulative effect adjustment to beginning retained earnings of $1.3 million, net of tax, due to the adoption of CECL on January 1, 2020. Our equity also increased by $23.5 million as a result of an increase in other comprehensive income from the increase in our tax adjusted market value of our available-for-sale
investment securities.
Investment Securities
The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2020, total investment securities were $2.78 billion. This represented an increase of $368.6 million, or 15.27%, from total investment securities of $2.41 billion at December 31, 2019. The increase in investment securities was primarily due to new securities purchased exceeding cash outflow from the portfolio in the first nine months of 2020. At September 30, 2020, investment securities HTM totaled $577.7 million. At September 30, 2020, our AFS investment securities totaled $2.21 billion, inclusive of a pre-tax
net unrealized gain of $55.3 million. The
after-tax
unrealized gain reported in AOCI on AFS investment securities was $38.9 million. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the nine months ended September 30, 2020 and 2019, repayments/maturities of investment securities totaled $536.7 million and $355.8 million, respectively. The Company purchased additional investment securities totaling $882.1 million and $268.3 million for the nine months ended September 30, 2020 and 2019, respectively. There were no investment securities sold during the first nine months of 2020. During the first nine months of 2019, we sold 14 investment securities at book value of approximately $152.6 million. The average duration of our investment securities portfolio was approximately 2.7 years at September 30, 2020.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	September 30, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,710,160	$46,713	$(2)	$1,756,871	79.65%
CMO/REMIC	404,380	7,326	(212)	411,494	18.66%
Municipal bonds	35,011	1,457	-	36,468	1.65%
Other securities	813	-	-	813	0.04%

Total available-for-sale securities	$2,150,364	$55,496	$(214)	$2,205,646	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$103,317	$6,627	$-	$109,944	17.88%
Mortgage-backed securities	152,285	7,837	-	160,122	26.36%
CMO/REMIC	159,676	5,315	-	164,991	27.64%
Municipal bonds	162,416	6,387	(338)	168,465	28.12%

Total held-to-maturity securities	$577,694	$26,166	$(338)	$603,522	100.00%

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,185,757	$21,306	$(750)	$1,206,313	69.32%
CMO/REMIC	493,214	1,392	(896)	493,710	28.37%
Municipal bonds	38,506	850	(2)	39,354	2.26%
Other securities	880	-	-	880	0.05%

Total available-for-sale securities	$1,718,357	$23,548	$(1,648)	$1,740,257	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$117,366	$2,280	$(657)	$118,989	17.40%
Mortgage-backed securities	168,479	2,083	(54)	170,508	24.98%
CMO/REMIC	192,548	-	(2,458)	190,090	28.55%
Municipal bonds	196,059	3,867	(565)	199,361	29.07%

Total held-to-maturity securities	$674,452	$8,230	$(3,734)	$678,948	100.00%

As of September 30, 2020, approximately $66.7 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 7% of the total investment portfolio, are predominately AA or higher rated securities.
We adopted ASU
2016-13
on January 1, 2020, on a prospective basis. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale
and
held-to-maturity
securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the third quarter of 2020, management determined that credit losses did not exist for securities in an unrealized loss position.

The following table presents the Company’s
available-for-sale
investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2020.

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$30,851	$(2)	$-	$-	$30,851	$(2)
CMO/REMIC	71,781	(212)	-	-	71,781	(212)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$102,632	$(214)	$-	$-	$102,632	$(214)

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

Loans
Total loans and leases, net of deferred fees and discounts, of $8.41 billion at September 30, 2020 increased by $843.3 million, or 11.15%, from $7.56 billion at December 31, 2019. The increase in total loans included $1.10 billion in PPP loans and a $130.9 million decline in dairy & livestock and agribusiness loans primarily due to seasonal pay downs, which historically occur in the first quarter of each calendar year. Excluding PPP loans and dairy & livestock and agribusiness loans, total loans declined by $126.9 million, or 1.77%. The $126.9 million decrease in loans included decreases of $118.1 million in commercial and industrial loans, $27.3 million in consumer and other loans, $15.1 million in municipal lease financings, $15.0 million in construction loans, and $8.7 million in SFR mortgage loans. Partially offsetting these declines was an increase in commercial real estate loans of $53.6 million.
The following table presents our loan portfolio by type as of the dates presented.
Distribution of Loan Portfolio by Type

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial and industrial	$817,056	$935,127
SBA	304,987	305,008
SBA - Paycheck Protection Program (PPP)	1,101,142	-
Real estate:
Commercial real estate	5,428,223	5,374,617
Construction	101,903	116,925
SFR mortgage	274,731	283,468
Dairy & livestock and agribusiness	252,802	383,709
Municipal lease finance receivables	38,040	53,146
Consumer and other loans	88,988	116,319

Total loans	8,407,872	7,568,319
Less: Deferred loan fees, net (1)	-	(3,742)

Total loans, net of deferred loan fees	8,407,872	7,564,577
Less: Allowance for credit losses	(93,869)	(68,660)

Total loans and lease finance receivables, net	$8,314,003	$7,495,917

(1)	Beginning with March 31, 2020, total loans are presented net of deferred loan fees by respective class of financing receivables.
As of September 30, 2020, 69.04% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 64.56% of total loans. As of September 30, 2020, $271.2 million, or 5.00% of the total commercial real estate loans included loans secured by farmland, compared to $241.8 million, or 4.50%, at December 31, 2019. The loans secured by farmland included $121.1 million for loans secured by dairy & livestock land and $150.2 million for loans secured by agricultural land at September 30, 2020, compared to $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019. As of September 30, 2020, dairy & livestock and agribusiness loans of $252.8 million were comprised of $210.4 million for dairy & livestock loans and $42.4 million for agribusiness loans, compared to $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans at December 31, 2019.
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
As of September 30, 2020, the Company had $185.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2020, the Company had $119.5 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we have originated approximately 4,100 PPP loans, totaling $1.10 billion as of September 30, 2020.
As of September 30, 2020, the Company had $101.9 million in construction loans. This represents 1.21% of total loans held-for-investment.
Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at September 30, 2020.
Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment
commercial real estate loans, by region as of September 30, 2020.

	September 30, 2020
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,609,538	42.9%	$2,219,742	40.9%
Central Valley	1,316,422	15.7%	941,699	17.3%
Orange County	1,119,311	13.3%	666,886	12.3%
Inland Empire	1,183,026	14.1%	829,791	15.3%
Central Coast	523,297	6.2%	368,346	6.8%
San Diego	234,903	2.8%	144,973	2.7%
Other California	127,669	1.5%	83,544	1.5%
Out of State	293,706	3.5%	173,242	3.2%

	$8,407,872	100.0%	$5,428,223	100.0%

The table below breaks down our commercial real estate portfolio.

	September 30, 2020
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$1,842,412	33.9%	54.4%	$1,390
Office	992,216	18.3%	25.1%	1,603
Retail	771,125	14.2%	13.3%	1,673
Multi-family	608,374	11.2%	2.1%	1,662
Medical	300,867	5.6%	47.7%	1,791
Secured by farmland (2)	271,242	5.0%	97.4%	1,858
Other (3)	641,987	11.8%	54.7%	1,417

Total commercial real estate	$5,428,223	100.0%	39.2%	$1,534

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $121.1 million for loans secured by dairy & livestock land and $150.2 million for loans secured by agricultural land at September 30, 2020.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans at September 30, 2020.

The pandemic has had a greater impact on certain industries, such a retail, hospitality, and entertainment.
At September 30, 2020, commercial real estate loans on retail properties comprised $771.1 million and approximately 9% of total loans; 1% of these loans are on deferment and $7 million of these loans are classified. At origination, these loans on retail properties were underwritten with loan-to-values
averaging approximately 53%. Approximately 53% of these loans were originated prior to 2017. We also have $66.6 million of commercial real estate loans for hospitality properties, which is less than 1% of total loans; none of these loans are classified, but 16% of these loans are on deferment.
At September 30, 2020, commercial and industrial and SBA loans to customers in the hotel, restaurant, entertainment, retail trade, or recreation industries represented approximately $96 million in loans, or approximately 1% of total loans; $1.6 million of these loans are classified and $1.4 million are on deferment.
Nonperforming Assets
The following table provides information on nonperforming assets as of the dates presented.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$11,775	$5,033
Loans past due 90 days or more and still accruing interest	-	-
Nonperforming troubled debt restructured loans (TDRs)	-	244

Total nonperforming loans	11,775	5,277
OREO, net	4,189	4,889

Total nonperforming assets	$15,964	$10,166

Performing TDRs	$2,217	$3,112

Total nonperforming loans and performing TDRs	$13,992	$8,389
Percentage of nonperforming loans and performing TDRs to total loans, net of deferred fees	0.17%	0.11%
Percentage of nonperforming assets to total loans, net of deferred fees, and OREO	0.19%	0.13%
Percentage of nonperforming assets to total assets	0.12%	0.09%
Troubled Debt Restructurings (“TDRs”)
Total TDRs were $2.2 million at September 30, 2020, compared to $3.4 million at December 31, 2019. At September 30, 2020, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of
COVID-19,
their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of
COVID-19,
we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program. As of October 9, 2020, we have temporary payment deferments of principal, interest or of principal and interest on 33 loans in the amount of $68.6 million, or less than 1% of our total loan portfolio, at September 30, 2020. These deferments were primarily for 90 days, with 89% of these loans being pass rated; 27 of these loans have received a second deferment and the remaining six loans are first deferments. The majority of the loans with payment deferments were commercial real estate loans, which represented approximately $65.9 million of the $68.6 million.

The following table provides a summary of TDRs as of the dates presented.

	September 30, 2020		December 31, 2019
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial and industrial	$47	1	$78	2
SBA	-	-	536	1
Real Estate:
Commercial real estate	354	1	397	1
Construction	-	-	-	-
SFR mortgage	1,816	7	2,101	8
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	-	-

Total performing TDRs	$2,217	9	$3,112	12

Nonperforming TDRs:
Commercial and industrial	$-	-	$-	-
SBA	-	-	-	-
Real Estate:
Commercial real estate	-	-	-	-
Construction	-	-	-	-
SFR mortgage	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
Consumer and other	-	-	244	1

Total nonperforming TDRs	$-	-	$244	1

Total TDRs	$2,217	9	$3,356	13

At September 30, 2020, there was no ACL allocated to TDRs. At December 31, 2019, there was no allowance for loan losses specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for the nine months ended September 30, 2020, compared to $78,000 for the nine months ended September 30, 2019.

Nonperforming Assets and Delinquencies
The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Nonperforming loans (1):
Commercial and industrial	$1,822	$1,222	$1,703	$1,266	$1,550
SBA	1,724	1,598	2,748	2,032	2,706
Real estate:
Commercial real estate	6,481	2,628	947	724	1,083
Construction	-	-	-	-	-
SFR mortgage	675	1,080	864	878	888
Dairy & livestock and agribusiness	849	-	-	-	-
Consumer and other loans	224	289	166	377	385

Total	$11,775	$6,817	$6,428	$5,277	$6,612

% of Total loans	0.14%	0.08%	0.09%	0.07%	0.09%

Past due 30-89 days:
Commercial and industrial	$3,627	$630	$665	$2	$756
SBA	66	214	3,086	1,402	303
Real estate:
Commercial real estate	-	4	210	-	368
Construction	-	-	-	-	-
SFR mortgage	-	446	233	249	-
Dairy & livestock and agribusiness	-	882	166	-	-
Consumer and other loans	67	413	-	-	-

Total	$3,760	$2,589	$4,360	$1,653	$1,427

% of Total loans	0.04%	0.03%	0.06%	0.02%	0.02%

OREO:
SBA	$797	$797	$797	$797	$444
Real estate:
Commercial real estate	1,575	2,275	2,275	2,275	2,275
SFR mortgage	1,817	1,817	1,817	1,817	6,731

Total	$4,189	$4,889	$4,889	$4,889	$9,450

Total nonperforming, past due, and OREO	$19,724	$14,295	$15,677	$11,819	$17,489

% of Total loans	0.23%	0.17%	0.21%	0.16%	0.23%

(1)	As of June 30, 2020, nonperforming loans included $25,000 of commercial and industrial loans past due 90 days or more and still accruing interest.
Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $11.8 million at September 30, 2020, or 0.14% of total loans. Total nonperforming loans at September 30, 2020 included $9.3 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $5.3 million, or 0.07% of total loans, at December 31, 2019 and $6.6 million, or 0.09% of total loans, at September 30, 2019. The $5.0 million quarter-over-quarter increase in nonperforming loans was primarily due to increases of $3.9 million in nonperforming commercial real estate loans, $849,000 in nonperforming dairy & livestock and agribusiness loans, $600,000 in nonperforming commercial and industrial loans, and $126,000 in nonperforming SBA loans. This was partially offset by a $405,000 decrease in nonperforming SFR mortgage loans and a $65,000 decrease in nonperforming consumer and other loans.
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

At September 30, 2020, we had four OREO properties with a carrying value of $4.2 million, compared to four OREO properties with a carrying value of $4.9 million at December 31, 2019 and three OREO properties with a carrying value of $9.5 million at September 30, 2019. We reflected a $700,000 write-down of one OREO property in the third quarter of 2020. There were no additions to or sales of OREO properties for the nine months ended September 30, 2020.
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
10-K
for the year ended December 31, 2019.
Allowance for Credit Losses
We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3 –
Summary of Significant Accounting Policies
of the notes to the unaudited condensed consolidated financial statements. The allowance for credit losses totaled $93.9 million as of September 30, 2020, compared to $68.7 million as of December 31, 2019 and $68.7 million as of September 30, 2019. Our allowance for credit losses at September 30, 2020 was 1.12%, or 1.28% of total loans when excluding the $1.10 billion in PPP loans. Upon implementation of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by a $23.5 million credit loss provision in the first nine months of 2020 due to the severe economic disruption resulting from the
COVID-19
pandemic. Net charge-offs were $131,000 for the nine months ended September 30, 2020. This compares to a $5.0 million loan loss provision and $59,000 in net recoveries for the same period of 2019.
Our modeling processes incorporate a lifetime historical loss rate methodology by different asset classes. These models use key loan attributes by asset class and macroeconomic variables. Macroeconomic variables include GDP, and unemployment rate, among others. Our economic forecast incorporates a weighting of multiple forecasts. The forecast includes a reasonable and supportable forecast period of two to three years for the macroeconomic variables, which revert to a historical mean based on an input reversion approach. We consider publicly published economic forecasts from multiple sources, including Moody’s. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. Moody’s baseline forecast continues to represent more than a 50% weighting in our multi-weighted forecast scenario. This U.S. baseline forecast assumes GDP will increase by 27% in the third quarter, 2.9% in the fourth quarter and then grow by 3.5% in 2021 and 5% in 2022. The unemployment rate in this baseline forecast is forecasted to be 8.9% in the third quarter of 2021, stay at an elevated level over 8% through 2021, before declining to 6.4% percent in 2022. With California slowly re-opening
its economy and currently having an unemployment rate greater than 11% percent, our forecast includes a partial weighting of downside economic forecast scenarios from Moody’s. If the economic forecast deteriorates further due to the
COVID-19
pandemic, or the economic impact on our borrowers is more severe than we have forecasted, we may experience increases in the allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$68,660	$63,613
Impact of adopting ASU 2016-13	1,840	-
Charge-offs:
Commercial and industrial	(172)	(48)
SBA	(203)	(295)
Commercial real estate	-	-
Construction	-	-
SFR mortgage	-	-
Dairy & livestock and agribusiness	-	(78)
Consumer and other loans	(109)	(7)

Total charge-offs	(484)	(428)

Recoveries:
Commercial and industrial	7	253
SBA	72	9
Commercial real estate	-	-
Construction	9	9
SFR mortgage	206	191
Dairy & livestock and agribusiness	-	19
Consumer and other loans	59	6

Total recoveries	353	487

Net (charge-offs) recoveries	(131)	59
Provision for credit losses	23,500	5,000

Allowance for credit losses at end of period	$93,869	$68,672

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,959	$8,959
Impact of adopting ASU 2016-13	41	-
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$9,000	$8,959

Reserve for unfunded loan commitments to total unfunded loan commitments	0.50%	0.55%

Amount of total loans at end of period (1)	$8,407,872	$7,494,451
Average total loans outstanding (1)	$7,972,208	$7,571,502

Net recoveries to average total loans	-0.002%	0.001%
Net recoveries to total loans at end of period	-0.002%	0.001%
Allowance for credit losses to average total loans	1.18%	0.91%
Allowance for credit losses to total loans at end of period	1.12%	0.92%
Net (charge-offs) recoveries to allowance for credit losses	-0.14%	0.09%
Net (charge-offs) recoveries to provision for credit losses	-0.56%	1.18%

(1)	Net of deferred loan origination fees, costs and discounts.

The ACL/Total Loan Coverage Ratio as of September 30, 2020 increased to 1.12%, compared to 0.93% as of January 1, 2020 due to the forecasted impact on the economy from the
COVID-19
crisis.
At implementation of CECL on January 1, 2020, the reserve for unfunded loan commitments included a transition adjustment of $41,000 for our off-balance
sheet credit exposures. The Bank’s ACL methodology also produced an allowance of $9.0 million for our off-balance
sheet credit exposures, which was unchanged from the allowance at January 1, 2020.
While we believe that the allowance at September 30, 2020 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.
Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits.
Total deposits were $11.17 billion at September 30, 2020. This represented an increase of $2.46 billion, or 28.30%, over total deposits of $8.70 billion at December 31, 2019. The composition of deposits is summarized as of the dates presented in the table below.

	September 30, 2020		December 31, 2019

	Balance	Percent	Balance	Percent

	(Dollars in thousands)

Noninterest-bearing deposits	$6,919,423	61.95%	$5,245,517	60.26%
Interest-bearing deposits
Investment checking	447,910	4.01%	454,565	5.22%
Money market	2,878,457	25.77%	2,158,161	24.79%
Savings	477,896	4.28%	400,377	4.60%
Time deposits	445,148	3.99%	446,308	5.13%

Total deposits	$11,168,834	100.00%	$8,704,928	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $6.92 billion at September 30, 2020, representing an increase of $1.67 billion, or 31.91%, from noninterest-bearing deposits of $5.25 billion at December 31, 2019. Noninterest-bearing deposits represented 61.95% of total deposits for September 30, 2020, compared to 60.26% of total deposits for December 31, 2019.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $3.80 billion at September 30, 2020, representing an increase of $791.2 million, or 26.26%, from savings deposits of $3.01 billion at December 31, 2019.
Time deposits totaled $445.1 million at September 30, 2020, representing a decrease of $1.2 million, or 0.26%, from total time deposits of $446.3 million for December 31, 2019.

Borrowings
We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of September 30, 2020 and December 31, 2019, total funds borrowed under these agreements were $483.4 million and $428.7 million, respectively, with a weighted average interest rate of 0.14% and 0.44%, respectively.
At September 30, 2020, we had $10.0 million in short-term borrowings that were interest-free advances from the FHLB. We had no short-term borrowings at December 31, 2019.
At September 30, 2020, $6.00 billion of loans and $1.86 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Aggregate Contractual Obligations
The following table summarizes the aggregate contractual obligations as of September 30, 2020.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,168,834	$11,126,422	$32,422	$9,394	$596
Customer repurchase agreements (1)	483,420	483,420	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	21,864	681	1,172	619	19,392
Operating leases	23,416	6,880	9,921	4,476	2,139
Affordable housing investment	3,159	2,285	814	47	13

Total	$11,726,467	$11,619,688	$44,329	$14,536	$47,914

(1)	Amounts exclude accrued interest.
Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.
Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.
At September 30, 2020, we had $10.0 million in FHLB short-term borrowings with a cost of 0.0%, compared to zero at December 31, 2019 and September 30, 2019.
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

Off-Balance
Sheet Arrangements
The following table summarizes the
off-balance
sheet items at September 30, 2020.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial and industrial	$989,178	$672,740	$197,626	$5,295	$113,517
SBA	591	185	-	-	406
SBA - PPP	-	-	-	-	-
Real estate:
Commercial real estate	310,666	49,450	91,984	126,299	42,933
Construction	78,623	63,329	15,294	-	-
SFR Mortgage	1,706	-	-	-	1,706
Dairy & livestock and agribusiness (1)	232,870	188,380	43,873	130	487
Consumer and other loans	131,693	10,354	12,069	3,952	105,318

Total commitment to extend credit	1,745,327	984,438	360,846	135,676	264,367
Obligations under letters of credit	48,776	46,337	2,391	48	-

Total	$1,794,103	$1,030,775	$363,237	$135,724	$264,367

(1)	Total commitments to extend credit to agribusiness were $17.2 million at September 30, 2020.
As of September 30, 2020, we had commitments to extend credit of approximately $1.75 billion, and obligations under letters of credit of $48.8 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance
sheet instruments, which consist of evaluating customers’ creditworthiness individually. Due to the adoption of CECL on January 1, 2020, a transition adjustment of $41,000 was added to the beginning balance of the reserve for unfunded loan commitments. The Company recorded no provision or recapture of provision for unfunded loan commitments for the three and nine months ended September 30, 2020 and 2019. The Company had a reserve for unfunded loan commitments of $9.0 million as of September 30, 2020 and December 31, 2019 included in other liabilities.
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
Capital Resources
Our primary source of capital has been the retention of operating earnings and issuance of common stock in connection with periodic acquisitions. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of our capital.
Total equity decreased $12.1 million, or 0.61%, to $1.98 billion at September 30, 2020, compared to total equity of $1.99 billion at December 31, 2019. The $12.1 million decrease in equity was primarily due to the repurchase of 4.9 million shares of common stock for $91.7 million under our
10b5-1
stock repurchase program. We previously announced that we suspended this
10b5-1
stock repurchase program due to the uncertainty of the
COVID-19
pandemic. We had $127.1 million in net earnings during the first nine months of 2020, offset by $73.3 million in cash dividends declared and a cumulative effect adjustment to beginning retained earnings of $1.3 million, net of tax, due to the adoption of CECL on January 1, 2020. Our equity also increased by $23.5 million as a result of an increase in other comprehensive income from the increase in our tax adjusted market value of our available-for-sale
investment securities. Our tangible common equity ratio was 9.78% at September 30, 2020.

During the third quarter of 2020, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. Up to 9,577,917 of such shares were available for repurchase under the Company’s current
10b5-1
plan originally adopted in November, 2018 and subsequently amended in July, 2019. On March 31, 2020, the Company announced that it suspended its
10b5-1
stock repurchase program due to the uncertainty of the
COVID-19
pandemic. For the nine months ended September 30, 2020, the Company repurchased 4,944,290 shares of CVB common stock outstanding under this program. As of September 30, 2020, we have 4,585,145 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2020, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1.
Business – Capital Adequacy Requirements
” as described in our Annual Report on Form
10-K
for the year ended December 31, 2019.
At September 30, 2020, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				September 30, 2020		December 31, 2019
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.88%	9.71%	12.33%	12.19%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.60%	14.64%	14.83%	14.94%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.89%	14.64%	15.11%	14.94%
Total risk-based capital ratio	8.00%	10.50%	10.00%	16.08%	15.83%	16.00%	15.83%

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
Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period
due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $11.17 billion at September 30, 2020 increased $2.46 billion, or 28.30%, over total deposits of $8.70 billion at December 31, 2019. This significant deposit growth was primarily due to our customers maintaining greater liquidity.
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
At September 30, 2020, we had $25.8 million in subordinated debt and $10.0 million in FHLB short-term borrowings at 0% cost. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance
sheet sources of liquidity.
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

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2020 and 2019. For further details see our “
Condensed Consolidated Statements of Cash Flows
(Unaudited)” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)

Average cash and cash equivalents	$1,071,392	$237,244
Percentage of total average assets	8.52%	2.10%

Net cash provided by operating activities	$138,019	$147,410
Net cash (used in) provided by investing activities	(1,200,664)	538,256
Net cash provided by (used in) financing activities	2,362,080	(412,066)

Net increase in cash and cash equivalents	$1,299,435	$273,600

Average cash and cash equivalents increased by $834.1 million, or 351.60%, to $1.07 billion for the nine months ended September 30, 2020, compared to $237.2 million for the same period of 2019.
At September 30, 2020, cash and cash equivalents totaled $1.48 billion. This represented an increase of $1.05 billion, or 239.38%, from $437.5 million at September 30, 2019.
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
and
24-month
time horizon.

The following depicts the Company’s net interest income sensitivity analysis as of the periods presented below.

Estimated Net Interest Income Sensitivity (1)
	September 30, 2020			December 31, 2019
		24-month Period			24-month Period
Interest Rate Scenario	12-month Period	(Cumulative)	Interest Rate Scenario	12-month Period	(Cumulative)
+ 200 basis points	9.30%	18.30%	+ 200 basis points	5.20%	10.00%
- 100 basis points	-0.60%	-1.40%	- 100 basis points	-2.10%	-4.60%

(1)	Percentage change from base scenario, but the current low interest rate environment limits the absolute decline in rates as the model does not assume rates go below zero.
Based on our current simulation models, we believe that the interest rate risk profile of the balance sheet is asset sensitive over both a one-year
and a
two-year
horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing
characteristics and balance fluctuations of deposits with indeterminate or non-contractual
maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. Our exposure in the rates down scenario is impacted by the current low interest rate environment and the model does not assume that rates go below 0.01%.
We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing
risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the
EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At September 30, 2020 and December 31, 2019, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.
Economic Value of Equity Sensitivity

Instantaneous Rate Change	September 30, 2020	December 31, 2019
100 bp decrease in interest rates	-21.6%	-17.5%
100 bp increase in interest rates	15.2%	14.2%
200 bp increase in interest rates	26.5%	25.5%
300 bp increase in interest rates	30.7%	30.0%
400 bp increase in interest rates	36.3%	36.2%
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
During the fiscal quarter ended September 30, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Furthermore, the pandemic could further influence the recognition of credit losses in our loan portfolios and further increase our allowance for credit losses, particularly as many businesses remain closed or partially open. Our customers could be expected to draw further on their lines of credit or to seek deferments of scheduled loan payments to help mitigate the effects of lost revenues. As previously noted, we have already increased our allowance for expected credit losses by $23.5 million for the nine months ended September 30, 2020, due to the continuing anticipated impact of
COVID-19-related
economic distress on our loan portfolios, coupled with the implementation of CECL for determining our overall provision for credit losses in the first quarter of 2020. In addition, as also noted above, through October 9, 2020, we have granted temporary payment deferments of interest or of principal and interest to customers for 33 loans, with a gross balance of $68.6 million, or less than 1% of our total loan portfolio at September 30, 2020. Depending on the scope and duration of the
COVID-19
pandemic, we believe there is a reasonable possibility that additional loan payment deferments and increased provisions for expected credit losses could prove necessary for the final calendar quarter in 2020.
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
As one set of responses to the
COVID-19
pandemic, our federal, state and local governments have promulgated a wide variety of laws, regulations, executive orders and programs designed to ameliorate the severe and widespread economic distress caused by the mandatory closings of many businesses throughout the State of California and counties in which we operate. One such program is the Paycheck Protection Program (PPP) enacted under the federal CARES Act. This program is designed, among other things, to provide employee payroll maintenance support for small and medium-sized
businesses throughout the United States, including in the State of California, through loans made by authorized lenders and guaranteed by the federal Small Business Administration (SBA). Because the Company is an authorized SBA lender and our primary customer base consists of small and medium-sized
businesses, the Company has actively participated in the PPP. Including the second round of funding after Legislation passed on April 24, 2020, we have originated and funded approximately 4,100 PPP loans from our customers and, through two separate rounds of authorized funding for the PPP, totaling $1.10 billion as of September 30, 2020.

Under interim final regulations promulgated by the SBA, PPP lenders are entitled to rely on borrower certifications with respect to issues such as program eligibility and eligible loan amounts, and PPP loans are designed to be subsequently forgivable, in whole or part, if certain additional criteria are met by the borrower with respect to employee payroll maintenance. However, in view of the fact that the PPP was by design intended to support economically distressed businesses, the SBA’s guarantee of PPP loan amounts to participating lenders is a critical feature of the program. In this regard, because the PPP was quickly implemented into operation and the SBA’s interim regulations have been repeatedly revised and are continuing to evolve, there are significant risks to the Company’s participation in the PPP, including whether certain borrowers will ultimately be found to have been eligible for PPP loans, whether eligible PPP loan amounts for certain borrowers were correctly calculated, whether certain PPP loans will ultimately be determined to be forgivable, and if not, whether the SBA’s guarantee will continue to apply to any unforgiven PPP loan amounts. As of November 5, 2020, 69 loans, representing approximately $43 million, were submitted to the SBA and granted forgiveness. To date, our customers who have had their forgiveness requests reviewed by the SBA have received nearly 100% loan forgiveness.
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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions. There is no expiration date for this repurchase program. On March 31, 2020, the Company announced that it suspended its
10b5-1
stock repurchase program. During the three months ended September 30, 2020, the Company did not repurchase any shares of CVB common stock outstanding under this program. As of September 30, 2020, we have 4,585,145 shares of CVB common stock available for repurchase under the common stock repurchase program.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.   OTHER INFORMATION
None
ITEM 6.   EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: November 6, 2020

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)