Form 10-K
period 2020-12-31
CVB FINANCIAL CORP
filed 2021-03-01
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates
of the registrant was approximately $2,400,051,983.
Number of shares of common stock of the registrant outstanding as of February
12
, 2021: 135,873,607.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2020	Part III of Form 10-K

CVB FINANCIAL CORP.
2020 ANNUAL REPORT ON FORM
10-K

PART I

PART II

PART III

PART IV

Cautionary Note Regarding Forward-Looking Statements
Certain matters set forth in this Annual Report on Form
10-K
(including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans, financial performance, expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to the following:

•
local, regional, national and international economic and market conditions, political events and public health developments and the impact they may have on us, our customers and our assets and liabilities;

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

•
the effects of new laws, regulations and/or government programs, including those laws, regulations and programs enacted by federal, state or local governments in the geographic jurisdictions in which we do business in response to the current national emergency declared in connection with the
COVID-19
pandemic;

•
the impact of the federal CARES Act, the Consolidated Appropriations Act, and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted and extended under those statutes, including risks to the Company with respect to the uncertain application by the Small Business Administration of new borrower and loan eligibility, forgiveness and audit criteria;

•
the effects of the Company’s participation in one or more of the lending programs established by the Federal Reserve in 2020, including the Main Street New Loan Facility, the Main Street Priority Loan Facility and the Nonprofit Organization New Loan Facility, and the impact of any related actions or decisions by the Federal Reserve Bank of Boston and its special purpose vehicle established pursuant to such lending programs;

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

•
disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to public health, physical site access and/or communications facilities;

•	cyber incidents, attacks, infiltrations, exfiltrations, or theft or loss of Company or customer or employee data or money;

•
political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, the effects of pandemic diseases, climate changes or extreme weather events, that may affect electrical, environmental, computer servers, and communications or other services, computer services or facilities we use, or that may affect our customers, employees or third parties with whom we conduct business;

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

•
changes in our organization, management, compensation and benefit plans, and our ability to recruit, retain, expand or contract our workforce, management team, key executive positions and/or our board of directors;

•
our ability to identify suitable and qualified replacements for any of our executive officers who may leave their employment with us, including our Chief Executive Officer, or to fill any key employment vacancies;

•
the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including any securities, lender liability, bank operations, financial product or service, data privacy, health and safety, consumer or employee class action litigation);

•	regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;

•	our ongoing relations with our various federal and state regulators, including the SEC, Federal Reserve Board, FDIC and California Department of Financial Protection and Innovation (DFPI);

•	our success at managing the risks involved in the foregoing items; and

•
all other factors set forth in the Company’s public reports, including our Annual Report on
Form 10-K
for the year ended December 31, 2020, and particularly the discussion of risk factors within this document.

Among other risks, the ongoing COVID-19 pandemic may significantly affect the banking industry, the health and safety of the Company’s employees, and the Company’s business prospects. The ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the impact on the economy, our customers, our employees and our business partners, the safety, effectiveness, timely distribution and acceptance of vaccines developed to mitigate the pandemic, and actions taken by governmental authorities in response to the pandemic.
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
Business — Regulation and Supervision — Dividends
.” As of December 31, 2020, the Company had $14.42 billion in total consolidated assets, $8.26 billion in net loans, $11.74 billion in deposits, and $2.01 billion in shareholders’ equity.
The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909)
980-4030.
Citizens Business Bank
The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2020, the Bank had $14.41 billion in assets, $8.26 billion in net loans, $11.79 billion in deposits, and $1.99 billion in total equity.
As of December 31, 2020, the Bank had 57 Banking Centers (“Centers”) located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. We also have one loan production office in Modesto, California
We also have three trust offices located in Ontario, Newport Beach and Pasadena. These offices serve as sales offices for the Bank’s wealth management, trust and investment products.
Through our network of Centers, we emphasize personalized service combined with a wide range of banking and trust services for businesses, professionals and individuals located in the service areas of our Centers. Although we focus the marketing of our services to small-and
medium-sized
businesses, a wide range of banking, investment and trust services are made available to the markets we serve.
We offer a wide range of bank deposit instruments. These include checking, savings, money market and time certificates of deposit for both business and personal accounts, municipalities and districts, and specialized deposit products for title and escrow. We also serve as a federal tax depository for our business customers.
We provide a full complement of lending products, including commercial, agribusiness, consumer, SBA loans, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide bank qualified lease financing for municipal governments. Commercial real estate and construction loans are secured by a range of property types and include both owner-occupied and investor owned properties. We also offer borrowers the ability to enter into interest rate swaps. Financing products for consumers include automobile leasing and financing, lines of credit, credit cards, home mortgages, and home equity loans and lines of credit.
We also offer a wide range of specialized services designed for the needs of our commercial customers. These services include treasury management systems for monitoring and managing cash flow, a merchant card processing program, armored pick-up
and delivery, payroll services, remote deposit capture, electronic funds transfers, domestic and international wires and automated clearinghouse, and on-line
account access. We make available investment products offered by other providers to our customers, including mutual funds, a full array of fixed income vehicles and a program to diversify our customers’ funds in federally insured time certificates of deposit of other institutions.
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
Human Capital
We employed 1,052 associates as of December 31, 2020. This was a 3% decrease from December 31, 2019. Our Code of Personal and Business Conduct and Ethics (“Code”) addresses both business and social relationships that may present legal and ethical concerns and also sets forth a code of conduct to guide the members of the Board of Directors and associates. Our associates acknowledge annually they have read and understood their responsibility to conduct business in accordance with the highest ethical standards in order to merit and maintain the confidence and trust of our customers and the public in general.
The Company promotes Five Core Values that we believe provides a continuing commitment and direction to our business activities and our underlying culture. These core values are fundamental to the Company’s performance and strategy.
Our Five Core Values are:
1) Financial Strength;
2) Superior People;
3) Customer Focus;
4) Cost-Effective Operation; and
5) Having Fun.
The Company’s Citizens Experience Service Awards and Recognition Program resulted in 302 nominations of associates who were recognized for exemplifying our Five Core Values in 2020. In addition, the Company has a long held tradition of an annual awards program that recognizes outstanding job performance. In 2020, we held a virtual awards ceremony that recognized 33 associates, who stood out for their commitment to our high standards of performance.

The Company is committed to supporting the physical and financial wellness of our associates and their families. We offer a comprehensive set of health insurance and retirement benefits, as well as wellness programs and resources. As of December 2020, 88% of our associates were enrolled in our medical insurance plans and 43% of our associates participated in at least one wellness activity during 2020. The Company makes an annual 401(k) retirement contribution to all eligible associates, which includes a profit sharing component. For 2020, the combined Company 401(k) contribution was 5% of associate’s eligible salary. In addition, 93% of our associates made individual participant contributions to the 401(k) plan during 2020. During 2020, with oversight by the Company’s Business Continuity Committee, we took numerous actions to promote the health and safety of our associates during the
COVID-19
pandemic. These actions included certain individual protocols such as required facial coverings, social distancing, daily temperature taking and virus testing. We also enhanced the daily cleaning of our workspaces and provided greater opportunities for our associates to work remotely where possible.
Recruiting, training and development, and retention of key associates is vital to the Company’s strategy and success. The Company promotes leadership and associate development through various programs, including succession planning, top talent program, and leadership essentials training. At December 31, 2020, we had approximately 140 positions within the Company designated as “leadership” positions. This represents approximately 13% of our total associates. The average tenure at the Company among our leadership group at the end of 2020 was 10 years. In 2020, turnover among our leadership group was less than 10% and during the year we promoted 6 associates and hired 5 new associates into our leadership group.
The Company’s Diversity and Inclusion Program is designed to invest in the professional development of our associates and values an inclusive and diverse workplace. We strive to reward talent, with a commitment to equal opportunity. Oversight is provided by the Company’s Diversity and Inclusion Committee, which is guided by our Diversity and Inclusion Policy. The Policy provides a framework which we use to create and strengthen our diversity policies and practices, including our organizational commitment to diversity, positive workforce and employment practices, sound procurement and business practices, and practices to promote transparency of organizational diversity and inclusion. The Diversity and Inclusion Committee is co-chaired
by our Chief Operations Officer and Human Resources Director and includes our Chief Financial Officer, Chief Risk Officer, and General Counsel. We monitor progress in enhancing diversity throughout our organization, including the percentage of our total associates who are female and racially or ethnically diverse. Our Human Resources Director provides updates on our progress to the Board of Directors on a regular basis. The following represents the Company’s diversity at December 31, 2020:

In addition, 40% of our Board of Directors are female or ethnically diverse.

The Board of Directors oversees executive compensation, as well as the Company’s compensation and benefit plans, through the Board’s Compensation Committee. The Management Compensation Compliance Committee, under the direction of the Compensation Committee, identifies, assesses, and manages exposure to and compliance with applicable compensation laws, regulations, and other related issues. In general, the Management Compensation Compliance Committee is responsible for ensuring that the Company has designed and implemented risk management processes that (1) evaluate the nature of inherent risks in compensation programs; (2) are consistent with the Company’s strategic plan; and (3) foster a culture of risk-awareness and risk-adjusted decision making throughout the Company. All of our associates are eligible for incentive compensation awards. For 2020, 92% of our associates earned an incentive bonus. In addition, we paid all eligible associates a “Thank You” Award in July of 2020, which totaled approximately $1.1 million. This award was in recognition of our associates commitments and efforts as essential workers to support our customers and communities during the pandemic.
Competition
The banking and financial services business is highly competitive. The competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the ongoing consolidation among insured financial institutions. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, blockchain and cryptocurrency companies, money market funds, credit unions, and other nonbank financial service providers, including online banks and
“peer-to-peer”
or “marketplace” payment processors, FinTech companies, lenders and other small business and consumer lenders. Many competitors are much larger in total assets and capitalization, have greater access to capital markets and/or offer a broader range of financial products and services. Additionally, some smaller competitors, including non-bank
entities, may be more nimble and responsive to customer preferences or requirements.
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
Regulation and Supervision
General
The Bank is subject to significant regulation and restrictions under federal and state laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund (“DIF”) and for the protection of borrowers, and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.
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
Legislation and Regulatory Developments
The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. On February 3, 2017 President Trump issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017, October 26, 2017 and July 31, 2018, respectively, the United States Department of the Treasury issued four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries, around the following principles:

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
The scope and breadth of regulatory changes that will be implemented in response to the President’s executive order have not yet been determined. The scope and breath of regulatory changes that will occur as a result of the election of President Biden have yet to be determined.

Capital Adequacy Requirements
Bank holding companies and banks are subject to similar regulatory capital requirements administered by state and federal banking agencies. The current capital rule changes (the “Current Capital Rules”) adopted by the federal bank regulatory agencies, which were fully effective on January 1, 2015, have been fully phased in. The risk-based capital guidelines for bank holding companies, and additionally for banks, require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance
sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance
sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-adjusted assets and off-balance
sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Bank holding companies are also required to act as a source of financial strength to their subsidiary banks. Under this policy, the Company must commit resources to support the Bank even when the Company may not be in a financial position to provide it.
Regulatory Capital and Risk-weighted Assets
The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the California Department of Financial Protection and Innovation
(“DFPI”) monitor the capital adequacy of our Bank. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve, FDIC or DFPI may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.
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

•
CET1 Risk-Based Capital Ratio
, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets and certain deferred tax assets. Certain of these adjustments and deductions were subject to phase-in
periods that began on January 1, 2015 and ended on January 1, 2018. The last phase of the Basel III Capital Rules’ transition provisions relating to capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital was delayed for certain bank holding companies and banks, including us and the Bank, but a revised rule was finalized in July 2019 that was effective in April 2020. Hybrid securities, such as trust preferred securities, generally are excluded from being counted as Tier 1 capital. However, for bank holding companies like us that have less than $15 billion in total consolidated assets, certain trust preferred securities were grandfathered in as a component of Tier 1 capital. In addition, because we are not an advanced approach banking organization, we were permitted to make a one-time
permanent election to exclude accumulated other comprehensive income items from regulatory capital. We made this election in order to avoid significant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our Bank’s available-for-sale
securities portfolio.

•
Tier 1 Risk-Based Capital Ratio
, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.

•
Total Risk-Based Capital Ratio
, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. Tier 2 capital also includes, among other things, certain trust preferred securities.

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
As of December 31, 2020 the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and Bank’s capital ratios as of December 31, 2020, see Note 18 —
Regulatory Matters
of the notes to the consolidated financial statements.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
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
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
In response to the
COVID-19
pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the on-going
COVID-19
pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for
COVID-19.
On December 21, 2020, Congress passed, and on December 27, 2020 President Trump signed, a $900 billion aid package which provides additional funds for the PPP and extends the time of the PPP to March 31, 2021. This legislation also permits second PPP loans to certain entities which are subject to forgiveness subject to meeting certain required criteria. In addition, it is possible that Congress will enact supplementary
COVID-19
response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the
COVID-19
pandemic.
Paycheck Protection Program.
 The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during
COVID-19.
In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit
organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.
Troubled Debt Restructuring and Loan Modifications for Affected Borrowers.
 The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by
COVID-19
that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the
COVID-19
emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by
COVID-19
and to assure banks that they will not be criticized by examiners for doing so. The Company applied this guidance to qualifying loan modifications. See Note 6 —
Loans and Lease Finance Receivables and Allowance for Credit Losses
of the Notes to the consolidated financial statements included in this report, which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form
10-K
for further information about the
COVID-19-related
loan modifications completed by the Company.
Federal Reserve Programs and Other Recent Initiatives Related to
COVID-19
Main Street Lending Program.
 The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized
businesses that were in sound financial condition before the onset of the
COVID-19
pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. On July 28, 2020, the Federal Reserve announced it was extending the MSLP through December 31, 2020. The MSLP originally was scheduled to expire on or around September 30, 2020. The MSLP ceased issuing commitment letters under the condition-of-funding
model as of December 23, 2020. No loans submitted under the
condition-of-funding
model can be purchased by the MSLP unless a commitment letter is issued on or before December 23, 2020.
Temporary Regulatory Capital Relief related to Impact of CECL.
 Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year
delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company did not elect this option.
Volcker Rule
In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2020 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.
Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of December 31, 2020, the Bank categorized $32.2 million, or 0.27% of its deposit liabilities, as brokered deposits.
The FDIC has previously published industry guidance in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as brokered deposits. The FDIC published a proposed rule to modify the “national rate” definition that would apply to insured depository institutions that are less than well-capitalized in August 2019. In addition, in December 2019 and in connection with the Regulatory Relief Act, the FDIC published proposed revisions to its regulations relating to the brokered deposits restrictions. Specifically, the FDIC proposed to (i) revise the definition of the “facilitation” prong of the “deposit broker” definition; (ii) provide that a wholly-owned operating subsidiary be eligible for the insured depository institution exception to the deposit broker definition under certain circumstances; and (iii) amend the “primary purpose” exception. On December 15, 2020, the FDIC released a final rule, effective April 1, 2021 (with full compliance by January 1, 2022), which may encourage the update of certain bank services. The changes introduced by the final rule include, among other things, (i) adding definitions of “engaged in the business of placing deposits” and “engaged in the business of facilitating the placement of deposits,” (ii) establishing certain designated business exceptions that would automatically meet the “primary purpose” exception from the deposit broker definition (Designated Business Exceptions), and (iii) formalizing an application process for the “primary purpose” exception for parties that do not qualify for the Designated Business Exceptions. The Company does not believe the final rule will have a material effect on its brokered deposits.
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

•
Require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with banks and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required; and

•
Require prior notice and/or prior approval of the acquisition of control of a bank or a bank holding company by a shareholder or individuals acting in concert with ownership or control of certain percentage thresholds of the voting stock being a presumption of control.

Change in Bank Control
Federal law and regulation set forth the types of transactions that require prior notice under the Change in Bank Control Act (“CIBCA”). Pursuant to CIBCA and Regulation Y, any person (acting directly or indirectly) that seeks to acquire control of a bank or its holding company must provide prior notice to the Federal Reserve. A “person” includes an individual, bank, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity. A person acquires “control” of a banking organization whenever the person acquires ownership, control, or the power to vote 25 percent or more of any class of voting securities of the institution. The applicable regulations also provide for certain other “rebuttable” presumptions of control.
In April 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts-and-circumstances
determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHCA, but does not extend to CIBCA or applicable provisions of California law.
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
CVB is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, CVB and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California DFPI. DFPI approvals may also be required for certain mergers and acquisitions.
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
Bank Regulation
As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFPI and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Failure to comply with applicable bank regulation or adverse results from any examinations of the Bank could affect the cost of doing business, and may limit or impede otherwise permissible activities and expansion activities by the Bank.
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
FDIC and DFPI Enforcement Authority
The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFPI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFPI and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

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
Deposit Insurance
The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base, which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFPI.
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

On September 30, 2018, the DRR reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The FDIC will, at least semi-annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary, propose rules to further increase assessment rates. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
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
The ability of the Bank to declare a cash dividend to CVB is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, notably including California where we conduct substantially all our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states have also implemented or modified their data breach notification and data privacy requirements including California and New York. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where nearly all our customers are located.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
The Bank received an overall “Satisfactory” rating in its most recent FDIC CRA performance evaluation, which measures how financial institutions support their communities in the areas of lending, investment and service tests. The Bank received a “High Satisfactory” rating for both the lending and the investment tests and an “Outstanding” rating for the service test.
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low-
and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising
CRA-related
data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. While the OCC issued its final rule, the FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low-
and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
The Dodd-Frank Act provided for the creation of the Bureau of Consumer Finance Protection (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons and banks with $10 billion or more in assets, such as the Bank. Accordingly, the Bank is subject to CFPB supervision including examination by the CFPB.
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
Commercial Real Estate Concentration Limits
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans (which excludes owner-occupied CRE loans) representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2020, the Bank’s total CRE loan concentration based on total outstanding loans is 254% of risk-based capital; adding unfunded loan commitments, the CRE loan concentration increases to 275% of risk-based capital.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
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
10-K.
Executive Officers of the Company
The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

David A. Brager	Chief Executive Officer of the Company and the Bank	53
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	53
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	64
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	53
Richard H. Wohl	Executive Vice President and General Counsel	62
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	64
Mr.
 Brager
was appointed Chief Executive Officer of the Company and the Bank on March 16, 2020. Mr. Brager’s appointment followed the previously announced retirement of Christopher D. Myers, the Company’s President and Chief Executive Officer, effective as of March 15, 2020. In addition, Mr. Brager was appointed to the Board of Directors of CVB and the Bank as of March 16, 2020. Mr. Brager
assumed the position of Executive Vice President and Sales Division Manager of the Bank on November 22, 2010. From 2007 to 2010, he served as Senior Vice President and Regional Manager of the Central Valley Region for the Bank. From 2003 to 2007, he served as Senior Vice President and Manager of the Fresno Business Financial Center for the Bank. From 1997 to 2003, Mr. Brager held management positions with Westamerica Bank.
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
Risks relating to the
COVID-19
Pandemic
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
Furthermore, the pandemic could further influence the recognition of credit losses in our loan portfolios and further increase our allowance for credit losses, particularly as many businesses remain closed or partially open. Our customers could be expected to draw further on their lines of credit or to seek deferments of scheduled loan payments to help mitigate the effects of lost revenues. We implemented CECL, for determining our overall provision for credit losses, at the beginning of the first quarter of 2020. For the year ended December 31, 2020, our allowance for credit losses increased by $23.5 million in provision for credit losses, primarily due to the forecasted impact of COVID-19
on certain economic variables that may cause distress to our loan portfolios. In addition, through January 15, 2021 we have temporary payment deferments of interest or of principal and interest to customers for six loans, with a gross balance of $10 million, or 0.12% of our total loan portfolio at December 31, 2020. Depending on the scope and duration of the COVID-19
pandemic, we believe there is a possibility that increased provisions for credit losses could prove necessary in the future.
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
As one set of responses to
the COVID-19
pandemic, our federal, state and local governments have promulgated a wide variety of laws, regulations, executive orders and programs designed to ameliorate the severe and widespread economic distress caused by the mandatory closings of many businesses throughout the State of California and counties in which we operate. One such program is the PPP enacted under the federal CARES Act. This program is designed, among other things, to provide employee payroll maintenance support for small and medium-sized
businesses throughout the United States, including in the State of California, through loans made by authorized lenders and guaranteed by the federal Small Business Administration (SBA). Because the Company is an authorized SBA lender and our primary customer base consists of small and medium-sized
businesses, the Company has actively participated in the PPP. Including the second round of funding, after legislation passed on April 24, 2020, we originated and funded approximately 4,100 PPP loans totaling approximately $1.10 billion, of which $883.0 million was outstanding at December 31, 2020.
On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit
organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. Recently, the Bank began accepting applications for the second round of PPP loans. As of January 25, 2021, we have received approximately 1,400 applications totaling $340 million.
Under interim final regulations promulgated by the SBA, PPP lenders are entitled to rely on borrower certifications with respect to issues such as program eligibility and eligible loan amounts, and PPP loans are designed to be subsequently forgivable, in whole or part, if certain additional criteria are met by the borrower with respect to employee payroll maintenance. However, in view of the fact that the PPP was by design intended to support economically distressed businesses, the SBA’s guarantee of PPP loan amounts to participating lenders is a critical feature of the program. In this regard, because the PPP was quickly implemented into operation and the SBA’s interim regulations have been repeatedly revised and are continuing to evolve, there are significant risks to the Company’s participation in the PPP, including whether certain borrowers will ultimately be found to have been eligible for PPP loans, whether eligible PPP loan amounts for certain borrowers were correctly calculated, whether certain PPP loans will ultimately be determined to be forgivable, and if not, whether the SBA’s guarantee will continue to apply to any unforgiven PPP loan amounts. As of January 15, 2021, approximately 1,100 loans, representing nearly $260 million, were submitted to the SBA and granted forgiveness. To date, our customers who have had their forgiveness requests reviewed by the SBA have received 100% loan forgiveness.
Another program enacted pursuant to the federal CARES Act and designed to help provide support to small and medium-sized
businesses and their employees throughout the U.S., including California, is the Federal Reserve’s MSLP. The Company has elected to participate as an Eligible Lender under at least three sub-facilities
of the MSLP, including the Main Street New Loan Facility, the Main Street Priority Loan Facility and the Nonprofit Organization New Loan Facility. Each of these lending facilities offers different terms and conditions, including with respect to borrower eligibility criteria, maximum loan amounts, whether loan proceeds can be utilized to refinance borrower indebtedness to other lenders, contractual priority, non-subordination
and collateralization requirements, etc. Eligible Lenders may extend new MSLP loans to eligible borrowers and sell a 95% participation in each MSLP loan to a special purpose vehicle established by the Federal Reserve Bank of Boston (“Main Street SPV”), subject to numerous borrower and lender certifications and covenants and the terms of a Loan Participation Agreement and a Servicing Agreement.

In contrast to the PPP, loans under the MSLP are not forgivable, carry an adjustable rate of interest at LIBOR (one or three month) plus 300 basis points, require the payment of specified fees, and must be repaid in full at the end of a five-year maturity period, with principal repayment commencing after a deferment period consisting of the first two years following loan origination. In addition, Eligible Lenders must retain five percent of each MSLP loan and continue to service such loan until it matures or the Main Street SPV sells all of its 95% participation interest. In this regard, because the MSLP is a newly constituted program without any established operating history, there are significant risks to the Company’s participation in the MSLP, including whether certain borrowers will ultimately be found to have been eligible for MSLP loans, whether the numerous required lender and borrower certifications will be found to have been made in good faith, whether the borrower will remain in compliance with the terms and conditions of its MSLP loan throughout its applicable term, whether any given lender or MSLP loan will be found to have been in compliance with the terms of the Main Street SPV’s Loan Participation Agreement and/or Servicing Agreement, and whether any individual MSLP loan will be repaid by the borrower on schedule, and, if not, whether the Main Street SPV will seek recourse against the originating lender. As of December 31, 2020, we originated three loans under this program.
Credit Risks
Our allowance for credit losses may not be sufficient to cover actual losses
A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan and lease defaults and non-performance,
which also includes increases for new loan growth. While we believe that our allowance for credit losses is appropriate to cover expected losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance.
We may be required to make additional provisions for credit losses and charge-off
additional loans in the future, which could adversely affect our results of operations
For the year ended December 31, 2020, we recorded $23.5 million in loan loss provision. During 2020 we experienced charge-offs of $666,000 and recoveries of $358,000. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. As of December 31, 2020, we had $5.50 billion in commercial real estate loans, $85.1 million in construction loans, and $270.5 million in single-family residential mortgages. Although the U.S. economy has emerged from a prior period of severe recession followed by slower than normal growth, business activity and real estate values continue to grow more slowly than in past economic recoveries, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.
Dairy & livestock and agribusiness lending presents unique credit risks.
As of December 31, 2020, approximately 4.4% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2020, we had $361.1 million in dairy & livestock and agribusiness loans, including $320.1 million in dairy & livestock loans and $41.0 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related
collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.
Our loan portfolio is predominantly secured by real estate in California and thus we have a higher degree of risk from a downturn in our real estate markets
A renewed downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes, prolonged drought and disasters particular to California. Substantially all of our real estate collateral is located in the state of California. If real estate values, including values of land held for development, should again start to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or a group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower(s), repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.
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
Liquidity and Interest Rate Risks
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
The Bank maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2020 was $2.98 billion, of which $2.40 billion is available for sale. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance
A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2020 our balance sheet was positioned with an asset sensitive bias over both a one and two-year
horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. Loan origination volumes may be affected by changes in market interest rates. In addition, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.
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
We have a number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The Company established a LIBOR Transition Task Force in 2020, which has inventoried our instruments that reflect exposure to LIBOR, created a framework to manage the transition and established a timeline for key decisions and actions to complete the transition from LIBOR in 2021. The transition from LIBOR could create additional costs and risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition could change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Operational Risks
Failure to manage our growth may adversely affect our performance
Our financial performance and profitability depend on our ability to manage past and possible future growth, including the significant growth we experienced following the acquisition of Community Bank. Future acquisitions and our continued growth may present operating, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, including by our own employees, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, on-line
banking, takeover, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. In recent periods, several large corporations, including financial institutions, medical providers and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
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
We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, risk management, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, and certain other employees.
Changes in stock market prices could reduce fee income from our brokerage, asset management and investment advisory businesses
We earn wealth management fee income for managing assets for our clients and also providing brokerage and investment advisory services. Because investment management and advisory fees are often based on the value of assets under management, a fall in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business.

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
Our accounting estimates and risk management processes rely on analytical and forecasting models
The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects
In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs or the allowance for credit losses in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.
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
Although the Company and the Bank exceed the minimum capital ratio requirements to be deemed “well-capitalized” for regulatory purposes and have not suffered any significant liquidity issues as a result of these types of events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers continue to realize the impact of slower than customary economic growth, after-effects of the previous recession and ongoing underemployment of the workforce. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to adverse economic conditions in the state of California, where our business is concentrated. In addition, adverse economic conditions may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform, and thereby, adversely affect our liquidity, financial condition, results or operations and profitability.
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
Future legislation, regulatory reform or policy changes under the new U.S. administration could have a material effect on our business and results of operations.
New legislation, regulatory reform or policy changes under the new U.S. administration led by President Biden, including financial services regulatory reform, enforcement priorities, and increased infrastructure spending, could impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

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
Potential acquisitions may disrupt our business and dilute shareholder value
We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches including our acquisition of Community Bank in 2018, involves various risks commonly associated with acquisitions, including, among other things:

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

Legal, Regulatory, Compliance and Reputational Risks
We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings
Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, FRB, DFPI and CFPB, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. Current and future federal and state legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank and those adopted to facilitate data privacy or consumer protection, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees. The implementation of certain final Dodd-Frank rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of Dodd-Frank on us.
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
Under the current capital standards, if our Common Equity Tier 1 Capital does not include the required “capital conservation buffer,” we will be prohibited from making distributions to our stockholders. The capital conservation buffer requirement, which is measured in addition to the minimum Common Equity Tier 1 capital of 4.5%, was phased in over four years, starting at 0.625% for 2016, and is now 2.5%. Additionally, under the capital standards, if our Common Equity Tier 1 Capital does not include the “capital conservation buffer,” we will also be prohibited from paying discretionary bonuses to our executive employees. This may affect our ability to attract or retain employees, or alter the nature of the compensation arrangements that we may enter into with them.
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
We are subject to legal and litigation risk which could adversely affect us
Because our Company is extensively regulated by a variety of federal and state agencies, and because we are subject to a wide range of business, consumer and employment laws and regulations at the federal, state and local levels, we are at risk of governmental investigations and lawsuits as well as claims and litigation from private parties. We are from time to time involved in disputes with and claims from investors, customers, government agencies, vendors, employees and other business parties, and such disputes and claims may result in investigations, litigation or settlements, any one of which or in the aggregate could have an adverse impact on the Company’s operating flexibility, employee relations, financial condition or results of operations, as a result of the costs of any judgment, the terms of any settlement and/or the expenses incurred in defending the applicable claim.
We are unable, at this time, to estimate our potential liability in these matters, but we may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with any one or more of these investigations or lawsuits, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in connection with discovery demanded by a government agency or private plaintiffs in any of these lawsuits may be costly and divert internal resources away from managing our business. See Item 3 —
Legal Proceedings
below.
We may be subject to customer claims and government or legal actions pertaining to our ability to safeguard our customers’ information and the performance of our fiduciary responsibilities. Whether or not such customer claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Federal and state laws and regulations may restrict our ability to pay dividends
The ability of the Bank to pay dividends to the Company and of the Company to pay dividends to its shareholders is limited by applicable federal and California law and regulations. . If the Bank is unable to meet regulatory requirements to pay dividends or make other distributions to CVB, CVB will be unable to pay dividends to its shareholders.
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

•	actual or anticipated fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	credit events or losses;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions or trades by institutional shareholders or other large shareholders;

•	our capital position;

•	fluctuations in the stock price and operating results of our competitors;

•	actions by hedge funds, short term investors, activist shareholders or shareholder representative organizations;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company and/or the Bank;

•	fraud losses or data or privacy breaches; or

•	domestic and international economic factors, whether related or unrelated to the Company’s performance.
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
Our common stock is subordinate to our existing and future indebtedness and preferred stock.
Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and indebtedness, whether now existing or hereafter incurred, and other non-equity
claims on us, with respect to assets available to satisfy claims. Additionally, holders of common stock are subject to the prior liquidation rights of the holders of any debt we may issue in the future and may be subject to the prior dividend and liquidation rights of any series of preferred stock we may issue in the future.
Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline
Various provisions of our articles of incorporation and
by-laws
and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, regulatory approval and/or appropriate regulatory filings may be required from either or all the Federal Reserve, the FDIC, the DFPI prior to any person or entity acquiring “control” (as defined in the applicable regulations) of a state non-member
bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.
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
As of December 31, 2020, the Bank occupied a total of 60 premises consisting of (i) 57 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California, (ii) three operation and technology centers, and (iii) one loan production office in Modesto, California. We own 15 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2020 through 2028. All properties are located in Southern and Central California.
For additional information concerning properties, see Note 9 —
Premises and Equipment
of the Notes to the consolidated financial statements included in this report. See “Item 8 —
Financial Statements and Supplemental Data
.”

ITEM 3.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary
course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors. For additional information concerning legal proceedings, see Note 14
Commitments and Contingencies
of the Notes to the consolidated financial statements included in this report.
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
CVB’s common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” CVB had approximately 135,873,607 shares of common stock outstanding with 1,573 registered shareholders of record as of February 12, 2021.
For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to CVB, see “Item 1.
Business-Regulation and Supervision — Dividends
” and “Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow
.”
Issuer Purchases of Equity Securities
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. For the year ended December 31, 2020, the Company repurchased 4,944,290 shares of CVB common stock outstanding under this program. During the fourth quarter ended December 31, 2020, the Company did not repurchase any shares of common stock under this program. As of December 31, 2020, we have 4,585,145 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.

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
The following graph compares the yearly percentage change in CVB’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the peer group line depicted below). The graph assumes an initial investment of $100 on December 31, 2015, and reinvestment of dividends through December 31, 2020. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2015
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2020

Company/Market/Peer Group	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020

CVB Financial Corp.	100.00	138.47	145.52	128.08	141.16	133.78
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Peer Group Index	100.00	138.17	158.23	127.37	159.28	163.05
Source: Research Data Group, Inc., www.researchdatagroup.com

ITEM 6.	SELECTED FINANCIAL DATA
The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share amounts)

Interest income	$430,337	$457,850	$361,860	$287,226	$265,050
Interest expense	14,284	22,078	12,815	8,296	7,976

Net interest income before provision for (recapture of) credit losses	416,053	435,772	349,045	278,930	257,074

Provision for (recapture of) credit losses	23,500	5,000	1,500	(8,500)	(6,400)
Net interest income after provision for (recapture of) credit losses	392,553	430,772	347,545	287,430	263,474
Noninterest income	49,870	59,042	43,481	42,118	35,552
Noninterest expense	192,903	198,740	179,911	140,753	136,740

Earnings before income taxes	249,520	291,074	211,115	188,795	162,286
Income taxes	72,361	83,247	59,112	84,384	60,857

Net Earnings	$177,159	$207,827	$152,003	$104,411	$101,429

Basic earnings per common share	$1.30	$1.48	$1.25	$0.95	$0.94
Diluted earnings per common share	$1.30	$1.48	$1.24	$0.95	$0.94
Cash dividends declared per common share	$0.72	$0.72	$0.56	$0.54	$0.48
Dividend pay-out ratio (1)	55.13%	48.57%	46.19%	56.97%	51.12%
Weighted average common shares:
Basic	136,030,613	139,757,355	121,670,113	109,409,301	107,282,332
Diluted	136,206,210	139,934,211	121,957,364	109,806,710	107,686,955
Common Stock Data:
Common shares outstanding at year end	135,600,501	140,102,480	140,000,017	110,184,922	108,251,981
Book value per share	$14.81	$14.23	$13.22	$9.70	$9.15
Financial Position:
Assets	$14,419,314	$11,282,450	$11,529,153	$8,270,586	$8,073,707
Investment securities	2,977,549	2,414,709	2,478,525	2,910,875	3,182,142
Net loans (2)	8,255,116	7,495,917	7,700,998	4,771,046	4,333,524
Deposits	11,736,501	8,704,928	8,827,490	6,546,853	6,309,680
Borrowings	444,406	428,659	722,255	553,773	656,028
Junior subordinated debentures	25,774	25,774	25,774	25,774	25,774
Stockholders’ equity	2,007,990	1,994,098	1,851,190	1,069,266	990,862
Equity-to-assets ratio (3)	13.93%	17.67%	16.06%	12.93%	12.27%
Financial Performance:
Return on average equity (ROAE)	8.90%	10.71%	11.00%	9.84%	10.26%
Return on average assets (ROAA)	1.37%	1.84%	1.60%	1.26%	1.26%
Net interest margin, tax-equivalent (TE) (4)	3.59%	4.36%	4.03%	3.63%	3.46%
Efficiency ratio (5)	41.40%	40.16%	45.83%	43.84%	46.73%
Noninterest expense to average assets	1.49%	1.76%	1.89%	1.70%	1.70%
Credit Quality:
Allowance for credit losses	$93,692	$68,660	$63,613	$59,585	$61,540
Allowance/total loans	1.12%	0.91%	0.82%	1.23%	1.40%
Total nonaccrual loans	$14,347	$5,277	$19,951	$10,716	$7,152
Nonaccrual loans/total loans, net of deferred loan fees	0.17%	0.07%	0.26%	0.22%	0.16%
Allowance/nonaccrual loans	653.04%	1301.12%	318.85%	556.04%	860.46%
Net (charge-offs) recoveries/average loans	-0.004%	0.001%	0.04%	0.14%	0.21%
Regulatory Capital Ratios:
Company:
Tier 1 leverage ratio	9.90%	12.33%	10.98%	11.88%	11.49%
Common equity Tier 1 risk-based capital ratio	14.77%	14.83%	13.04%	16.43%	16.48%
Tier 1 risk-based capital ratio	15.06%	15.11%	13.32%	16.87%	16.94%
Total risk-based capital ratio	16.24%	16.01%	14.13%	18.01%	18.19%
Bank:
Tier 1 leverage ratio	9.58%	12.19%	10.90%	11.77%	11.36%
Common equity Tier 1 risk-based capital ratio	14.57%	14.94%	13.22%	16.71%	16.76%
Tier 1 risk-based capital ratio	14.57%	14.94%	13.22%	16.71%	16.76%
Total risk-based capital ratio	15.75%	15.83%	14.03%	17.86%	18.01%

(1)	Dividends declared on common stock divided by net earnings.
(2)	2016-2018 includes purchased credit-impaired (“PCI”) loans.
(3)	Stockholders’ equity divided by total assets.
(4)	Net interest income (TE) divided by average interest-earning assets.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the
COVID-19
pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized
businesses through 100% SBA guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. The SBA exhausted the initial funding for this program on April 15, 2020, but legislation passed on April 24, 2020 to provide additional PPP funds of $310 billion. During 2020, we originated and funded about 4,100 loans, totaling approximately $1.10 billion. In response to the
COVID-19
pandemic, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. This program allows for a deferral of payments for 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of January 15, 2021, we had remaining temporary payment deferments of principal or of principal and interest in response to the CARES Act for six loans totaling $10 million. These deferments were primarily for 90 days, with 85% of these loans being rated special mention or classified. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit
organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. Recently, the Bank began accepting applications for the second round of PPP loans. As of January 25, 2021, we have received approximately 1,400 applications totaling $340 million.
The fourth and third quarters of 2020 did not include a provision for credit losses, as the economic outlook was generally consistent with the forecast from the end of the second quarter. In comparison, the Company recorded a provision for credit losses of $23.5 million in the first half of 2020. We continue to monitor the impact of
COVID-19
closely, as well as any effects that may result from the CARES Act. The extent to which the
COVID-19
pandemic will impact our operations and financial results during 2021 is highly uncertain, but we may experience increased provision for credit losses if this pandemic results in economic stress greater than forecasted on our borrowers and loan portfolios and lower interest income if the current low interest rate environment continues.

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
Adoption of New Accounting Standard
Allowance for Credit Losses (“ACL”)
— On January 1, 2020, the Company adopted ASU
No. 2016-13,
“Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. We adopted this ASU using a modified retrospective approach, as required, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. The adoption of ASU
2016-13,
resulted in a reduction to our opening retained earnings of approximately $1.3 million, net of tax.
This ASU replaces the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, held-to-maturity
(“HTM”) securities, loan commitments, and financial guarantees. For loans and HTM debt securities, this ASU requires a CECL measurement to estimate the allowance for credit losses (“ACL”) for the remaining contractual term, adjusted for prepayments, of the financial asset (including off-balance
sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. This ASU also eliminated the existing guidance for purchased credit-impaired (“PCI”) loans, but requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. Purchase Credit Deteriorated (“PCD”) assets are recorded at their purchase price plus an ACL estimated at the time of acquisition. Under this ASU, there is no provision for credit losses recognized at acquisition; instead, there is a gross-up
of the purchase price of the financial asset for the estimate of expected credit losses and a corresponding ACL recorded. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or reversal of provision for credit losses) in subsequent periods. In addition, this ASU modifies the OTTI model for available-for-sale
(“AFS”) debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. As a policy election, we excluded the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the condensed consolidated balance sheet.
For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management
” and Note 3 —
Summary of Significant Accounting Policies
and Note 6 —
Loans and Lease Finance Receivables and Allowance for Credit Losses
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
.
Valuation and Recoverability of Goodwill
— Goodwill represented $663.7 million of our $14.42 billion in total assets as of December 31, 2020. The Company has one reportable segment. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed. Such events and circumstances may include among others, a significant adverse change in legal factors or in the general business climate, significant decline in our stock price and market capitalization, unanticipated competition, the testing for recoverability of a significant asset group within the reporting unit, and an adverse action or assessment by a regulating body. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
Based on the results of our annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reportable segment’s fair value exceeded its carrying amount. As of December 31, 2020, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reportable segment below its carrying amount. Note 3 —
Summary of Significant Accounting Policies
of our consolidated financial statements presented elsewhere in this report
Income Taxes
— Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings, the Company considers the future realization of these deferred tax assets more likely than not.
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

Recently Issued Accounting Pronouncements but Not Adopted as of December 31, 2020

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
one-time
election for the sale or transfer of debt securities classified as held-to-maturity.
	This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022.	1st Quarter 2020 through the 4th Quarter 2022	The Company established a LIBOR Transition Task Force in 2020, which has inventoried our instruments that reflect exposure to LIBOR, created a framework to manage the transition and established a timeline for key decisions and actions to complete the transition from LIBOR in 2021. Although the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans, our subordinated debentures, and interest rate swap derivatives that are indexed to LIBOR, we do not expect this ASU to have a material impact on the Company’s consolidated financial statements.

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” Issued December 2019	The FASB issued ASU
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
ASU 2019-12
	is effective for interim and annual reporting periods beginning after December 15, 2020; early adoption is permitted.	1st Quarter 2021	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Standard	Description	Adoption Timing	Impact on Financial Statements

ASU 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Issued January 2020	The FASB issued ASU
2020-01,
	Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies the interactions between ASC 321, ASC 323 and ASC 815 and addresses accounting for the transition into and out of the equity method and also provides guidance on whether equity method accounting would be applied to certain purchased options and forward contracts upon settlement.	1st Quarter 2021	The adoption of this ASU will not have an impact on our consolidated financial statements.

ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

Issued August 2020
The FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40):
	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification.	1st Quarter 2022	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs Issued October 2020	The FASB issued this amendment to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph
310-20-35-33
	for each reporting period. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is not permitted.	1st Quarter 2021	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

OVERVIEW
For the year ended December 31, 2020, we reported net earnings of $177.2 million, compared with $207.8 million for 2019. This represented a $30.7 million, or 14.76%, decrease from the prior year. Diluted earnings per share were $1.30 for 2020, compared to $1.48 for 2019.
The Company adopted ASU
2016-13,
commonly referred to as CECL which replaced the “incurred loss” approach with an “expected loss” model over the life of the loan, effective on January 1, 2020. A $23.5 million provision for credit losses was recorded in the first half of 2020, due to the economic disruption and forecasted impact resulting from
COVID-19.
No provision for credit losses was recorded in either the third or fourth quarter of 2020. The Company’s economic forecast of macro-economic variables was generally consistent, with modest changes, from the end of the second quarter of 2020 to December 31, 2020. In comparison to the prior year, a $5.0 million loan loss provision was incurred for 2019. For the year ended December 31, 2020, we experienced minimal credit charge-offs of $666,000 and total recoveries of $358,000, resulting in net charge-offs of $308,000. During 2020, the Company originated, under the SBA Paycheck Protection Program, approximately 4,100 loans, of which $883.0 million was outstanding at December 31, 2020. Interest and fee income from PPP loans was approximately $28.5 million for 2020.
At December 31, 2020, total assets of $14.4 billion increased $3.14 billion, or 27.80%, from total assets of $11.28 billion at December 31, 2019. Interest-earning assets of $13.22 billion at December 31, 2020 increased $3.20 billion, or 31.88%, when compared with $10.03 billion at December 31, 2019. The increase in interest-earning assets includes a $1.81 billion increase in interest-earning balances due from the Federal Reserve, a $784.2 million increase in total loans, and a $562.8 million increase in investment securities. The increase in total loans was due to the origination of approximately $1.1 billion in PPP loans with a remaining outstanding balance totaling $883.0 million at December 31, 2020. Excluding PPP loans, total loans declined by $98.8 million from December 31, 2019. Our tax equivalent yield on interest-earning assets was 3.71% for 2020, compared to 4.58% for 2019.
Total investment securities were $2.98 billion at December 31, 2020, an increase of $562.8 million, or 23.31%, from $2.41 billion at December 31, 2019. At December 31, 2020, investment securities HTM totaled $578.6 million. At December 31, 2020, investment securities AFS totaled $2.40 billion, inclusive of a pre-tax
unrealized gain of $54.7 million, an increase of $32.8 from December 31, 2019. HTM securities declined by $95.8 million, or 14.21%, and AFS securities increased by $658.7 million, or 37.85%, from December 31, 2019. Our tax equivalent yield on investments was 2.10% for 2020, compared to 2.50% for 2019.
Total loans and leases, net of deferred fees and discount, of $8.35 billion at December 31, 2020, increased by $784.2 million, or 10.37%, from $7.56 billion at December 31, 2019. The increase in total loans included $883.0 million in PPP loans. Excluding PPP loans, total loans declined by $98.8 million, or 1.31%. The $98.8 million decrease in loans included decreases of $123.1 million in commercial and industrial loans, $31.8 million in construction loans, $30.3 million in consumer loans, $22.6 million in dairy & livestock and agribusiness loans, $13.0 million in SFR mortgage loans, and $4.9 million in other loans. Partially offsetting these declines was an increase in commercial real estate loans of $126.9 million. Our yield on loans was 4.68% for the year ended December 31, 2020, compared to 5.26% for 2019. This decline was primarily due to the impact of the Federal Reserve’s rate decreases and the decline in discount accretion income for acquired loans. Interest income for yield adjustments related to discount accretion on acquired loans was $17.4 million for 2020, compared to $28.8 million for 2019.
Noninterest-bearing deposits were $7.46 billion at December 31, 2020, an increase of $2.21 billion, or 42.13%, compared to $5.25 billion at December 31, 2019. The significant deposit growth in 2020 was primarily due to our customers maintaining greater liquidity. At December 31, 2020, noninterest-bearing deposits were 63.52% of total deposits, compared to 60.26% at December 31, 2019. Our average cost of total deposits for 2020 was 0.12%, compared to 0.20% for 2019.

Customer repurchase agreements totaled $439.4 million at December 31, 2020, compared to $428.7 million at December 31, 2019. Our average cost of total deposits including customer repurchase agreements was 0.13% for 2020, compared to 0.21% for 2019.
At December 31, 2020, we had $5.0 million in short short-term borrowing with 0% cost, compared to no borrowings at December 31, 2019. At December 31, 2020, we had $25.8 million of junior subordinated debentures, unchanged from December 31, 2019. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. Our average cost of funds was 0.13% for 2020, compared to 0.24% for 2019.
The allowance for credit losses totaled $93.7 million at December 31, 2020, compared to $68.7 million at December 31, 2019. Due to the adoption of CECL, effective on January 1, 2020, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by $23.5 million in provision for credit losses in 2020 due to the severe economic disruption forecasted to result from the
COVID-19
pandemic. At December 31, 2020, ACL as a percentage of total loans and leases outstanding was 1.12%, or 1.25% when PPP loans are excluded. This compares to 0.91% at December 31, 2019. As of December 31, 2020, total discounts remaining on acquired loans were $30.9 million.
The Company’s total equity was $2.01 billion at December 31, 2020. This represented an increase of $13.9 million, or 0.70%, from total equity of $1.99 billion at December 31, 2019. This increase was primarily due to net earnings of $177.2 million and a $22.7 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our available-for-sale
investment securities portfolio, partially offset by repurchases of common stock of $91.7 million under our
10b5-1
stock repurchase program, and $97.7 million in cash dividends. Our tangible common equity ratio was 9.6% at December 31, 2020.
Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of December 31, 2020, the Company’s Tier 1 leverage capital ratio totaled 9.90%, our common equity Tier 1 ratio totaled 14.77%, our Tier 1 risk-based capital ratio totaled 15.06%, and our total risk-based capital ratio totaled 16.24%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our
Analysis of Financial Condition — Capital Resources.
ANALYSIS OF THE RESULTS OF OPERATIONS
Financial Performance

				Variance
	Year Ended December 31,			2020		2019
	2020	2019	2018	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$416,053	$435,772	$349,045	$(19,719)	-4.53%	$86,727	24.85%
Provision for credit losses	(23,500)	(5,000)	(1,500)	(18,500)	-370.00%	(3,500)	-233.33%
Noninterest income	49,870	59,042	43,481	(9,172)	-15.53%	15,561	35.79%
Noninterest expense	(192,903)	(198,740)	(179,911)	5,837	2.94%	(18,829)	-10.47%
Income taxes	(72,361)	(83,247)	(59,112)	10,886	13.08%	(24,135)	-40.83%

Net earnings	$177,159	$207,827	$152,003	$(30,668)	-14.76%	$55,824	36.73%

Earnings per common share:
Basic	$1.30	$1.48	$1.25	$(0.18)		$0.23
Diluted	$1.30	$1.48	$1.24	$(0.18)		$0.24
Return on average assets	1.37%	1.84%	1.60%	-0.47%		0.24%
Return on average shareholders’ equity	8.90%	10.71%	11.00%	-1.81%		-0.29%
Efficiency ratio	41.40%	40.16%	45.83%	1.24%		-5.67%
Noninterest expense to average assets	1.49%	1.76%	1.89%	-0.27%		-0.13%

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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net Income	$177,159	$207,827	$152,003
Add: Amortization of intangible assets	9,352	10,798	5,254
Less: Tax effect of amortization of intangible assets (1)	(2,765)	(3,192)	(1,553)

Tangible net income	$183,746	$215,433	$155,704

Average stockholders’ equity	$1,991,664	$1,939,961	$1,382,392
Less: Average goodwill	(663,707)	(665,026)	(330,613)
Less: Average intangible assets	(38,203)	(48,296)	(26,055)

Average tangible common equity	$1,289,754	$1,226,639	$1,025,724

Return on average equity, annualized	8.90%	10.71%	11.00%
Return on average tangible common equity	14.25%	17.56%	15.18%

(1)	Tax effected at respective statutory rates.
Net Interest Income
The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the years ended December 31, 2020, 2019 and 2018. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 7 —
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management
included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.
Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest		Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$1,854,964	$35,129	1.94%	$1,580,850	$38,189	2.42%	$1,869,842	$44,423		2.38%
Tax-advantaged	37,110	923	3.50%	41,991	1,141	3.76%	52,550	1,565		3.98%
Held-to-maturity securities:
Taxable	438,190	9,542	2.18%	504,814	11,498	2.28%	534,642	11,848		2.22%
Tax-advantaged	173,756	4,681	3.26%	211,899	5,890	3.36%	243,955	7,053		3.50%
Investment in FHLB stock	17,688	978	5.53%	17,688	1,235	6.98%	19,441	2,045	(4)	10.52%
Interest-earning deposits with other institutions	1,098,814	1,682	0.15%	120,247	2,269	1.89%	97,266	1,642		1.69%
Loans (2)	8,066,483	377,402	4.68%	7,552,505	397,628	5.26%	5,905,674	293,284		4.97%

Total interest-earning assets	11,687,005	430,337	3.71%	10,029,994	457,850	4.58%	8,723,370	361,860		4.17%
Total noninterest-earning assets	1,242,808			1,272,907			789,299

Total assets	$12,929,813			$11,302,901			$9,512,669

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$3,530,606	8,803	0.25%	$3,048,785	12,698	0.42%	$2,656,660	7,250		0.27%
Time deposits	445,962	3,799	0.85%	487,221	4,422	0.91%	453,031	2,575		0.57%

Total interest-bearing deposits	3,976,568	12,602	0.32%	3,536,006	17,120	0.48%	3,109,691	9,825		0.32%
FHLB advances, other borrowings, and customer repurchase agreements	511,404	1,682	0.33%	537,964	4,958	0.91%	499,526	2,990		0.60%

Interest-bearing liabilities	4,487,972	14,284	0.32%	4,073,970	22,078	0.54%	3,609,217	12,815		0.35%

Noninterest-bearing deposits	6,281,989			5,177,035			4,449,110
Other liabilities	168,188			111,935			71,950
Stockholders’ equity	1,991,664			1,939,961			1,382,392

Total liabilities and stockholders’ equity	$12,929,813			$11,302,901			$9,512,669

Net interest income		$416,053			$435,772			$349,045

Net interest spread - tax equivalent			3.39%			4.04%				3.82%
Net interest margin			3.57%			4.35%				4.00%
Net interest margin - tax equivalent			3.59%			4.36%				4.03%

(1)
Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% in effect for the years ended December 31, 2020, 2019 and 2018.
Non-tax
equivalent (TE) rate was 2.04%, 2.43% and 2.41% for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)
Includes loan fees of $23.9 million, $3.1 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Prepayment penalty fees of $8.2 million, $5.4 million and $3.0 million are included in interest income for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparision of Year Ended December 31,
	2020 Compared to 2019 Increase (Decrease) Due to				2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$5,679	$(7,608)	$(1,131)	$(3,060)	$(6,919)	$811	$(126)	$(6,234)
Tax-advantaged investment securities	(132)	(97)	11	(218)	(315)	(137)	28	(424)
Held-to-maturity securities:
Taxable investment securities	(1,499)	(525)	68	(1,956)	(706)	377	(21)	(350)
Tax-advantaged investment securities	(1,061)	(181)	33	(1,209)	(927)	(272)	36	(1,163)
Investment in FHLB stock	-	(257)	-	(257)	(184)	(688)	62	(810)
Interest-earning deposits with other institutions	18,465	(2,085)	(16,967)	(587)	388	193	46	627
Loans	27,060	(44,273)	(3,013)	(20,226)	81,775	17,648	4,921	104,344

Total interest income	48,512	(55,026)	(20,999)	(27,513)	73,112	17,932	4,946	95,990

Interest expense:
Savings deposits	2,007	(5,097)	(805)	(3,895)	1,070	3,815	563	5,448
Time deposits	(374)	(272)	23	(623)	194	1,537	116	1,847
FHLB advances, other borrowings, and customer repurchase agreements	(245)	(3,188)	157	(3,276)	234	1,610	124	1,968

Total interest expense	1,388	(8,557)	(625)	(7,794)	1,498	6,962	803	9,263

Net interest income	$47,124	$(46,469)	$(20,374)	$(19,719)	$71,614	$10,970	$4,143	$86,727

2020 Compared to 2019
Net interest income, before provision for credit losses, of $416.1 million for 2020 decreased $19.7 million, or 4.53%, compared to $435.8 million for 2019. Interest-earning assets increased on average by $1.66 billion, or 16.52%, from $10.03 billion for 2019 to $11.69 billion for 2020. Our net interest margin (TE) was 3.59% for 2020, compared to 4.36% for 2019.
Interest income for 2020 was $430.3 million, which represented a $27.5 million, or 6.01%, decrease when compared to 2019. Average interest-earning assets increased to $11.69 billion and the average earning asset yield was 3.71% for 2020, compared to 4.58% for 2019. The 87 basis point decrease in the interest-earning asset yield over 2019 was primarily due to a combination of a 58 basis point decrease in loan yields, a 39 basis point decline in the non-tax
equivalent investment yields, and a change in mix of earning assets, with average balances at the Federal Reserve growing to 9.11% of earning assets for 2020, compared to 1.14% for 2019. The increase in balances at the Federal Reserve was impacted by $1.54 billion in average deposit growth for 2020. The net interest margin for 2020 would have been about 30 basis points higher without the $950.7 million year-over-year increase in average deposits at the Federal Reserve, earning just 10 basis points.
Interest income and fees on loans for 2020 of $377.4 million decreased $20.2 million, or 5.09% when compared to 2019 Average loans increased $514.0 million for 2020 when compared to 2019, primarily due to

$702.1 million in average PPP loans originated in the second quarter of 2020. The PPP loans we originated resulted in approximately $21.4 million in fee income and $7.1 million in loan interest during 2020. Discount accretion on acquired loans and nonrecurring nonaccrual interest paid decreased by $12.6 million compared to 2019. Loan yields decreased by 58 basis points from 2019. The significant decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which after excluding the impact from PPP loans, discount accretion and nonaccrual interest income, causing loan yields to decline by 36 basis points from 2019.
In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2020 and 2019. As of December 31, 2020 and 2019, we had $14.3 million and $5.3 million of nonaccrual loans, respectively. Had these nonaccrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been approximately $843,000 and $526,000 greater for 2020 and 2019, respectively.
Interest income from investment securities was $50.3 million for 2020, a $6.4 million, or 11.36%, decrease from $56.7 million for 2019. The decrease was primarily the result of a 39 basis point decline in the non-tax
equivalent yield on investments as the decline in interest rates over the past four quarters decreased yields on investment securities due to higher levels of premium amortization, as well as lower yields on investments purchased during 2020. Partially offsetting the decline from lower rates was a $164.5 million increase in the average investment securities for 2020 compared to 2019.
Interest expense of $14.3 million for 2020 decreased $7.8 million, or 35.30%, compared to $22.1 million for 2019. The average rate paid on interest-bearing liabilities decreased by 22 basis points, to 0.32% for 2020, from 0.54% for 2019. The rate on interest-bearing deposits for 2020 decreased by 16 basis points from 2019. Average interest-bearing liabilities were $414.0 million higher for 2020 when compared to 2019. On average, noninterest-bearing deposits were 61.24% of our total deposits for 2020, compared to 59.42% for 2019. In comparison to 2020, our overall cost of funds decreased 11 basis points, as our average noninterest-bearing deposits grew by $1.10 billion. Average interest-bearing deposits increased by $440.6 million for 2020, while the cost of interest-bearing deposits decreased by 16 basis points.
2019 Compared to 2018
Net interest income, before provision for loan losses, of $435.8 million for 2019 increased $86.7 million, or 24.85%, compared to $349.0 million for 2018. Interest-earning assets increased on average by $1.31 billion, or 14.98%, from $8.72 billion for 2018 to $10.03 billion for 2019. The growth in interest-earning assets was primarily the result of loan growth from the acquisition of Community Bank (“CB”). Our net interest margin (TE) was 4.36% for 2019, compared to 4.03% for 2018.
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
The allowance for credit losses totaled $93.7 million at December 31, 2020, compared to $68.7 million at December 31, 2019. Upon adoption of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance, with no impact on the consolidated statement of earnings, and was increased by $23.5 million in provision for credit losses in the first half of 2020, due to the severe economic disruption forecasted as a result of the
COVID-19
pandemic. No provision for credit losses was recorded in the third or fourth quarter of 2020. For 2020, we experienced minimal credit charge-offs of $666,000 and total recoveries of $358,000, resulting in net charge-offs of $308,000. This compares to a $5.0 million loan loss provision and net recoveries of $47,000 for 2019 and a $1.5 million loan loss provision and net recoveries of $2.5 million for 2018. The ratio of the allowance for credit losses to total loans and leases outstanding, net of deferred fees and discount, as of December 31, 2020, was 1.12%, or 1.25% when PPP loans are excluded. This compares to 0.91% and 0.82%, as of December 31, 2019 and 2018, respectively. As of December 31, 2020, remaining discounts on acquired loans were $30.9 million.
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

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	Year Ended December 31,			2020		2019
	2020	2019	2018	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$16,561	$20,010	$17,070	$(3,449)	-17.24%	$2,940	17.22%
Trust and investment services	9,978	9,525	8,774	453	4.76%	751	8.56%
Bankcard services	1,886	3,163	3,485	(1,277)	-40.37%	(322)	-9.24%
BOLI income	8,100	5,798	4,018	2,302	39.70%	1,780	44.30%
Swap fee income	5,025	1,806	340	3,219	178.24%	1,466	431.18%
Gain on OREO, net	388	129	3,546	259	200.78%	(3,417)	-96.36%
Gain on sale of building, net	1,680	4,776	-	(3,096)	-64.82%	4,776	-
Gain on eminent domain condemnation, net	-	5,685	-	(5,685)	-100.00%	5,685	-
Other	6,252	8,150	6,248	(1,898)	-23.29%	1,902	30.44%

Total noninterest income	$49,870	$59,042	$43,481	$(9,172)	-15.53%	$15,561	35.79%

2020 Compared to 2019
Noninterest income for 2019 included a $5.7 million net gain from the legal settlement of an eminent domain condemnation of one of our banking center buildings in Bakersfield and $4.8 million in net gains on the sale of bank owned buildings, compared with a $1.7 million net gain on the sale of one of our owned buildings in 2020. Service charges on deposit accounts decreased by $3.4 million from 2019. This decrease was primarily due to the higher earnings credits generated by the significant increase in our customer’s noninterest-bearing deposits held at the Bank. In addition, bankcard services decreased by approximately $1.3 million when compared to 2019, primarily due to the Durbin Amendment’s cap on debit card interchange fees. The $1.9 million decrease in other income in 2020 included decreases in dividend income from various equity investments, other banking fee income and SBA servicing income when compared to 2019.
The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 20 —
Derivative Financial Instruments
of the notes to the unaudited condensed consolidated financial statements of this report for additional information). Swap fee income increased $3.2 million compared to 2019, due to higher volume of swap transactions. We executed on swap agreements related to new loan originations with a notional amount totaling $280.4 million for 2020, compared to $96.4 million for 2019.
CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured
investment products. At December 31, 2020, CitizensTrust had approximately $3.04 billion in assets under management and administration, including $2.18 billion in assets under management. CitizensTrust generated fees of $10.0 million for 2020, an increase of $453,000 compared to $9.5 million for 2019, due to the growth in assets under management.
The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Income from our BOLI policies for 2020 included $2.8 million of death benefits that exceeded cash surrender values, compared to $502,000 of death benefits for 2019.

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
The $1.8 million increase in BOLI income included a $1.2 million increase in income from $70.9 million of BOLI policies acquired from CB in the third quarter of 2018. Death benefits of $502,000 were included in our BOLI policies for 2019.
Noninterest Expense
The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	Year Ended December 31,			2020		2019
	2020	2019	2018	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$119,759	$119,475	$100,601	$284	0.24%	$18,874	18.76%
Occupancy	16,677	16,565	16,386	112	0.68%	179	1.09%
Equipment	3,945	3,892	3,767	53	1.36%	125	3.32%
Professional services	9,460	7,752	6,477	1,708	22.03%	1,275	19.69%
Computer software expense	11,302	10,658	9,343	644	6.04%	1,315	14.07%
Marketing and promotion	4,488	5,890	5,302	(1,402)	-23.80%	588	11.09%
Amortization of intangible assets	9,352	10,798	5,254	(1,446)	-13.39%	5,544	105.52%
Telecommunications expense	2,566	2,785	2,564	(219)	-7.86%	221	8.62%
Regulatory assessments	2,375	1,958	3,218	417	21.30%	(1,260)	-39.15%
Insurance	1,636	1,475	1,735	161	10.92%	(260)	-14.99%
Loan expense	1,159	1,439	1,103	(280)	-19.46%	336	30.46%
OREO expense	1,247	64	7	1,183	1848.44%	57	814.29%
Recapture of provision for unfunded loan commitments	-	-	(250)	-	-	250	100.00%
Directors’ expenses	1,420	1,230	1,073	190	15.45%	157	14.63%
Stationery and supplies	1,172	1,179	1,207	(7)	-0.59%	(28)	-2.32%
Acquisition related expenses	-	6,447	16,404	(6,447)	-100.00%	(9,957)	-60.70%
Other	6,345	7,133	5,720	(788)	-11.05%	1,413	24.70%

Total noninterest expense	$192,903	$198,740	$179,911	$(5,837)	-2.94%	$18,829	10.47%

Noninterest expense to average assets	1.49%	1.76%	1.89%

Efficiency ratio (1)	41.40%	40.16%	45.83%

(1)	Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.
Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.49% for 2020, compared to 1.76% and 1.89% for 2019 and 2018, respectively. The decrease in this ratio for 2020 was significantly impacted by the $950 million increase in average balances at the Federal Reserve.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 41.40% for 2020, compared to 40.16% for 2019 and 45.83% for 2018.
2020 Compared to 2019
Noninterest expense of $192.9 million for the year ended December 31, 2020 was $5.8 million, or 2.9% lower than 2019. There were no merger related expenses related to the Community Bank acquisition for 2020, compared to $6.4 million for 2019 and the year-over-year decrease also included a $1.4 million decrease in CDI amortization. A decrease in marketing and promotion expense in 2020 of $1.4 million was primarily due to
COVID-19
restrictions on travel and entertainment. These decreases were partially offset by a $1.7 million increase in professional services expense, related to legal, audit, and other professional services. OREO expense also increased in 2020 by $1.2 million primarily due to a $700,000 write-down of one OREO property.
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
Income Taxes
The Company’s effective tax rate for the year ended December 31, 2020 was 29.00%, compared with 28.60% and 28.00% for the year ended December 31, 2019 and 2018, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged
income as well as available tax credits. Refer to Note 11 —
Income Taxes
of the notes to consolidated financial statements for more information.
The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged
income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION
Total assets of $14.42 billion at December 31, 2020 increased $3.14 billion, or 27.80%, from total assets of $11.28 billion at December 31, 2019. Interest-earning assets totaled $13.22 billion at December 31, 2020, an increase of $3.20 billion, or 31.88%, when compared with $10.03 billion at December 31, 2019. The increase in interest-earning assets includes a $1.81 billion increase in interest-earning balances due from the Federal Reserve, a $784.2 million increase in total loans, and a $562.8 million increase in investment securities. The increase in total loans was due to the origination of approximately $1.10 billion in PPP loans with a remaining outstanding balance totaling $883.0 million as of December 31, 2020. Excluding PPP loans, total loans declined by $98.8 million from December 31, 2019.
Total liabilities were $12.41 billion at December 31, 2020, an increase of $3.12 billion, or 33.62%, from total liabilities of $9.29 billion at December 31, 2019. Total deposits grew by $3.03 billion, or 34.83%. This significant deposit growth in 2020 was primarily due to our customers maintaining greater liquidity in their deposit accounts. Total equity increased $13.9 million, or 0.70%, to $2.01 billion at December 31, 2020, compared to total equity of $1.99 billion at December 31, 2019. The $13.9 million increase in equity was primarily due to net earnings of $177.2 million and a $22.7 million increase in other comprehensive income from the tax effected impact of the increase in market value of available-for-sale
investment securities, partially offset by $97.7 million in cash dividends and the repurchase of 4.9 million shares of common stock for $91.7 million under our
10b5-1
stock repurchase program. Our equity also decreased by $1.3 million as a result of a cumulative effect adjustment to beginning retained earnings, net of tax, due to the adoption of CECL on January 1, 2020.
Investment Securities
The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2020, total investment securities were $2.98 billion. This represented an increase of $562.8 million, or 23.31%, from total investment securities of $2.41 billion at December 31, 2019. The increase in investment securities was primarily due to new securities purchased exceeding cash outflow from the portfolio in 2020. At December 31, 2020, investment securities HTM totaled $578.6 million. At December 31, 2020, our AFS investment securities totaled $2.40 billion, inclusive of a pre-tax
net unrealized gain of $54.7 million. The
after-tax
unrealized gain reported in AOCI on AFS investment securities was $38.6 million. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the years ended December 31, 2020 and 2019, repayments/maturities of investment securities totaled $798.7 million and $485.8 million, respectively. The Company purchased additional investment securities totaling $1.28 billion and $540.6 million for the years ended December 31, 2020 and 2019, respectively. There were no investment securities sold during the year ended December 31, 2020. During 2019, we sold 14 investment securities at book value of approximately $152.6 million.
The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	December 31,
	2020		2019
	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Mortgage-backed securities	$1,904,935	79.41%	$1,206,313	69.32%
CMO/REMIC	462,814	19.29%	493,710	28.37%
Municipal bonds	30,285	1.26%	39,354	2.26%
Other securities	889	0.04%	880	0.05%

Total available-for-sale securities	$2,398,923	100.00%	$1,740,257	100.00%

	December 31,
	2020		2019
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$98,663	17.05%	$117,366	17.40%
Mortgage-backed securities	146,382	25.30%	168,479	24.98%
CMO/REMIC	145,309	25.11%	192,548	28.55%
Municipal bonds	188,272	32.54%	196,059	29.07%

Total held-to-maturity securities	$578,626	100.00%	$674,452	100.00%

Fair Value	$604,223		$678,948

The maturity distribution of the AFS and HTM portfolios consist of the following as of the date presented.

	December 31, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$807	$1,903,307	$821	$-	$1,904,935	79.41%
CMO/REMIC	8,803	350,905	81,052	22,054	462,814	19.29%
Municipal bonds (1)	-	1,088	12,922	16,275	30,285	1.26%
Other securities	889	-	-	-	889	0.04%

Total	$10,499	$2,255,300	$94,795	$38,329	$2,398,923	100.00%

Weighted average yield:
Mortgage-backed securities	4.80%	1.83%	3.37%	-	1.84%
CMO/REMIC	0.48%	1.50%	2.26%	2.52%	1.66%
Municipal bonds (1)	-	4.03%	2.48%	2.55%	2.58%
Other securities	2.74%	-	-	-	2.74%
Total	1.00%	1.78%	2.30%	2.53%	1.81%

(1)	The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax-equivalent yield at December 31, 2020 was 3.26%.

	December 31, 2020
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$-	$-	$-	$98,663	$98,663	17.05%
Mortgage-backed securities	262	134,978	9,031	2,111	146,382	25.30%
CMO/REMIC	-	145,309	-	-	145,309	25.11%
Municipal bonds (1)	2,462	24,961	66,530	94,319	188,272	32.54%

Total	$2,724	$305,248	$75,561	$195,093	$578,626	100.00%

Weighted average yield:
Government agency/GSE	-	-	-	1.92%	1.92%
Mortgage-backed securities	3.16%	2.21%	2.43%	3.43%	2.25%
CMO/REMIC	-	2.26%	-	-	2.26%
Municipal bonds (1)	3.11%	2.80%	2.64%	2.10%	2.40%
Total	3.12%	2.29%	2.61%	2.02%	2.24%

(1)	The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax equivalent yield at December 31, 2020 was 3.03%.
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
The weighted-average yield on the total investment portfolio at December 31, 2020 was 1.92% with a weighted-average life of 2.9 years. This compares to a weighted-average yield of 2.54% at December 31, 2019 with a weighted-average life of 3.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
Approximately 93% of the securities in the total investment portfolio, at December 31, 2020, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2020, approximately $64.4 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 7% of the total investment portfolio, are predominately AA or higher rated securities.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers as of the dates presented.

	December 31,
	2020		2019
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal National Mortgage Association	$1,133,321	$1,166,735	$963,002	$976,431
Federal Home Loan Mortgage Corporation	1,058,957	1,084,494	805,841	815,311
Government National Mortgage Association	413,991	421,025	271,154	268,879
Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state as of the dates presented.

	December 31, 2020
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,055	38.5%	$11,588	38.3%
Connecticut	5,653	19.7%	5,910	19.5%
Massachusetts	4,147	14.4%	4,394	14.5%
Iowa	2,345	8.2%	2,430	8.0%
Ohio	2,115	7.4%	2,194	7.2%
Maine	1,506	5.2%	1,598	5.3%
All other states (2 states)	1,886	6.6%	2,171	7.2%

Total	$28,707	100.0%	$30,285	100.0%

Municipal Securities held-to-maturity:
Minnesota	$44,820	23.8%	$46,243	23.7%
Massachusetts	22,361	11.9%	23,573	12.1%
Ohio	17,781	9.4%	18,502	9.5%
Texas	17,135	9.1%	17,706	9.1%
Wisconsin	12,236	6.5%	12,755	6.5%
Connecticut	8,759	4.7%	9,001	4.6%
All other states (20 states)	65,180	34.6%	67,398	34.5%

Total	$188,272	100.0%	$195,178	100.0%

	December 31, 2019
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,067	28.7%	$11,274	28.6%
Connecticut	5,976	15.5%	6,103	15.5%
Iowa	5,831	15.1%	5,907	15.0%
California	5,675	14.7%	5,845	14.9%
Massachusetts	4,150	10.8%	4,260	10.8%
Ohio	2,125	5.5%	2,219	5.6%
All other states (3 states)	3,682	9.7%	3,746	9.6%

Total	$38,506	100.0%	$39,354	100.0%

Municipal Securities held-to-maturity:
Minnesota	$47,999	24.5%	$48,695	24.4%
Massachusetts	24,700	12.6%	25,328	12.7%
Texas	21,586	11.0%	21,758	10.9%
Wisconsin	12,276	6.2%	12,416	6.2%
Washington	11,680	6.0%	11,873	6.0%
Ohio	9,523	4.9%	9,909	5.0%
All other states (20 states)	68,295	34.8%	69,382	34.8%

Total	$196,059	100.0%	$199,361	100.0%

We adopted ASU
2016-13
on January 1, 2020, on a prospective basis. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale
and
held-to-maturity
securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. As of December 31, 2020, management determined that credit losses did not exist for securities in an unrealized loss position.
The following table presents the Company’s
available-for-sale
investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2020.

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$72,219	$(101)	$-	$-	$72,219	$(101)
CMO/REMIC	96,974	(249)	-	-	96,974	(249)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$169,193	$(350)	$-	$-	$169,193	$(350)

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

The Company did not record any charges for other-than-temporary impairment losses for the year ended December 31, 2019.
Loans
Total loans and leases, net of deferred fees and discounts, of $8.35 billion at December 31, 2020, increased by $784.2 million, or 10.37%, from $7.56 billion at December 31, 2019. The increase in total loans included $883.0 million in PPP loans. Excluding PPP loans, total loans declined by $98.8 million, or 1.31%. The $98.8 million decrease in loans included decreases of $123.1 million in commercial and industrial loans, $31.8 million in construction loans, $26.5 million in consumer and other loans, $22.6 million in dairy & livestock and agribusiness loans, $13.0 million in SFR mortgage loans, $7.6 million in municipal lease financings, and $1.1 million in other SBA loans. Partially offsetting these declines was an increase in commercial real estate loans of $126.9 million.

Total loans, net of deferred loan fees, comprise 63.14% of our total earning assets as of December 31, 2020. The following table presents our loan portfolio by type for the periods presented.
Distribution of Loan Portfolio by Type

	December 31,
	2020	2019 (1)	2018	2017	2016
	(Dollars in thousands)
Commercial real estate	$5,501,509	$5,374,617	$5,394,229	$3,376,713	$2,930,141
Construction	85,145	116,925	122,782	77,982	85,879
SBA	303,896	305,008	350,043	122,055	97,184
SBA - PPP	882,986	-	-	-	-
Commercial and industrial	812,062	935,127	1,002,209	513,325	485,078
Dairy & livestock and agribusiness	361,146	383,709	393,843	347,289	338,631
Municipal lease finance receivables	45,547	53,146	64,186	70,243	64,639
SFR mortgage	270,511	283,468	296,504	236,202	250,605
Consumer and other loans	86,006	116,319	128,429	64,229	78,274

Gross loans (Non-PCI)	8,348,808	7,568,319	7,752,225	4,808,038	4,330,431
Less: Deferred loan fees, net (2)	-	(3,742)	(4,828)	(6,289)	(6,952)

Gross loans, net of deferred loan fees (Non-PCI)	8,348,808	7,564,577	7,747,397	4,801,749	4,323,479
Less: Allowance for credit losses	(93,692)	(68,660)	(63,409)	(59,218)	(60,321)

Net loans (Non-PCI)	$8,255,116	$7,495,917	7,683,988	4,742,531	4,263,158

PCI Loans			17,214	30,908	73,093
Discount on PCI loans			-	(2,026)	(1,508)
Less: Allowance for credit losses			(204)	(367)	(1,219)

PCI loans, net			17,010	28,515	70,366

Total loans and lease finance receivables			$7,700,998	$4,771,046	$4,333,524

(1)	Beginning with June 30, 2019, PCI loans were accounted for and combined with Non-PCI loans and were reflected in total loans and lease finance receivables.
(2)	Beginning with March 31, 2020, gross loans are presented net of deferred loan fees by respective class of financing receivables.
As of December 31, 2020, $314.4 million, or 5.72% of the total commercial real estate loans included loans secured by farmland, compared to $241.8 million, or 4.50%, at December 31, 2019. The loans secured by farmland included $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020, compared to $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019. As of December 31, 2020, dairy & livestock and agribusiness loans of $361.1 million were comprised of $320.1 million for dairy & livestock loans and $41.0 million for agribusiness loans, compared to $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans at December 31, 2019.
Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Our real estate loans are comprised of industrial, office, retail, medical, single family residences, multi-family residences, and farmland. Consumer loans include installment loans to consumers as well as home equity loans, auto and equipment leases and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers and farmers.
As of December 31, 2020, the Company had $190.2 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2020, the Company had $113.7 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.
As an active participant in the SBA’s Paycheck Protection Program, we have originated approximately 4,100 PPP loans totaling $1.10 billion, with a remaining outstanding balance of $883.0 million as of December 31, 2020.
As of December 31, 2020, the Company had $85.1 million in construction loans. This represents 1.02% of total gross loans held-for-investment.
Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at December 31, 2020.
Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment
commercial real estate loans, by region as of December 31, 2020.

	December 31, 2020
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,543,375	42.4%	$2,234,357	40.6%
Central Valley	1,401,683	16.8%	997,819	18.1%
Inland Empire	1,150,925	13.8%	833,012	15.2%
Orange County	1,072,852	12.8%	658,303	12.0%
Central Coast	497,024	6.0%	367,787	6.7%
San Diego	227,664	2.7%	160,572	2.9%
Other California	131,998	1.6%	77,418	1.4%
Out of State	323,287	3.9%	172,241	3.1%

	$8,348,808	100.0%	$5,501,509	100.0%

The table below breaks down our real estate portfolio.

	December 31, 2020
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Commercial real estate:	(Dollars in thousands)
Industrial	$1,863,337	33.9%	53.0%	$1,399
Office	998,673	18.1%	24.5%	1,608
Retail	784,402	14.3%	13.2%	1,702
Multi-family	618,333	11.2%	2.0%	1,627
Secured by farmland (2)	314,429	5.7%	98.0%	2,139
Medical	289,622	5.3%	44.8%	1,745
Other (3)	632,713	11.5%	56.5%	1,403

Total commercial real estate	$5,501,509	100.0%	39.0%	$1,546

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

The pandemic has had a greater impact on certain industries, such a retail, hospitality, and entertainment.
At December 31, 2020, commercial real estate loans on retail properties comprised $784.4 million and approximately 14.3% of total loans; none of these loans are on deferment and $5 million of these loans are classified. At origination, these loans on retail properties were underwritten with loan-to-values
averaging approximately 49%. Approximately 51% of these loans were originated prior to 2017.
At December 31, 2020, commercial and industrial and SBA loans to customers in the hotel, restaurant, entertainment, retail trade, or recreation industries represented approximately $97 million in loans, or approximately 1% of total loans; $2.6 million of these loans are classified and $2.7 million are on deferment.
The table below provides the maturity distribution for
held-for-investment
total gross loans as of December 31, 2020. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.
Loan Maturities and Interest Rate Category

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Types of Loans:
Commercial real estate	$250,873	$1,654,783	$3,595,853	$5,501,509
Construction	76,453	8,692	-	85,145
SBA	11,522	23,002	269,372	303,896
SBA - PPP	-	882,986	-	882,986
Commercial and industrial	288,070	346,151	177,841	812,062
Dairy & livestock and agribusiness	260,241	99,065	1,840	361,146
Municipal lease finance receivables	96	6,223	39,228	45,547
SFR mortgage	123	295	270,093	270,511
Consumer and other loans	9,903	16,757	59,346	86,006

Total gross loans	$897,281	$3,037,954	$4,413,573	$8,348,808

Amount of Loans based upon:
Fixed Rates	$174,052	$2,408,735	$2,308,500	$4,891,287
Floating or adjustable rates	723,229	629,219	2,105,073	3,457,521

Total gross loans	$897,281	$3,037,954	$4,413,573	$8,348,808

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

Nonperforming Assets
The following table provides information on nonperforming assets as of the dates presented.

	December 31,
	2020	2019	2018 (1)	2017 (1)	2016 (1)
	(Dollars in thousands)
Nonaccrual loans	$14,347	$5,033	$16,442	$6,516	$5,526
Loans past due 90 days or more and still accruing interest
Nonperforming troubled debt restructured loans (TDRs	-	244	3,509	4,200	1,626

Total nonperforming loans	14,347	5,277	19,951	10,716	7,152
OREO, net	3,392	4,889	420	4,527	4,527

Total nonperforming assets	$17,739	$10,166	$20,371	$15,243	$11,679

Performing TDRs	$2,159	$3,112	$3,594	$4,809	$19,233

Total nonperforming loans and performing TDRs	$16,506	$8,389	$23,545	$15,525	$26,385
Percentage of nonperforming loans and performing TDRs to total loans, net of deferred fees	0.20%	0.11%	0.30%	0.32%	0.60%
Percentage of nonperforming assets to total loans outstanding, net of deferred fees, and OREO	0.21%	0.13%	0.26%	0.32%	0.27%
Percentage of nonperforming assets to total assets	0.12%	0.09%	0.18%	0.18%	0.14%

(1)	Excludes PCI loans.
Troubled Debt Restructurings
Total TDRs were $2.2 million at December 31, 2020, compared to $3.4 million at December 31, 2019. At December 31, 2020, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of
COVID-19,
their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of
COVID-19,
we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program. As of January 15, 2021, we had temporary payment deferments of principal, or of principal and interest on six loans in the amount of $10.0 million. These deferments were primarily for 90 days, with 85% of these loans being rated special mention or classified.

The following table provides a summary of TDRs as of the dates presented.

	December 31,
	2020		2019
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial real estate	$320	1	$397	1
Construction	-	-	-	-
SBA	-	-	536	1
Commercial and industrial	43	1	78	2
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	1,796	7	2,101	8
Consumer and other	-	-	-	-

Total performing TDRs	$2,159	9	$3,112	12

Nonperforming TDRs:
Commercial real estate	$-	-	$-	-
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	-	-	-	-
Consumer and other	-	-	244	1

Total nonperforming TDRs	$-	-	$244	1

Total TDRs	$2,159	9	$3,356	13

At December 31, 2020 and 2019, there was no ACL specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for 2020, compared to $78,000 for the same period of 2019.

Nonperforming Assets and Delinquencies
The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonperforming loans (1):

Commercial real estate	$7,563	$6,481	$2,628	$947	$724
Construction	-	-	-	-	-
SBA	2,273	1,724	1,598	2,748	2,032
Commercial and industrial	3,129	1,822	1,222	1,703	1,266
Dairy & livestock and agribusiness	785	849	-	-	-
SFR mortgage	430	675	1,080	864	878
Consumer and other loans	167	224	289	166	377

Total	$14,347	$11,775	$6,817	$6,428	$5,277

% of Total loans	0.17%	0.14%	0.08%	0.09%	0.07%

Past due 30-89 days:

Commercial real estate	$-	$-	$4	$210	$-
Construction	-	-	-	-	-
SBA	1,965	66	214	3,086	1,402
Commercial and industrial	1,101	3,627	630	665	2
Dairy & livestock and agribusiness	-	-	882	166	-
SFR mortgage	-	-	446	233	249
Consumer and other loans	-	67	413	-	-

Total	$3,066	$3,760	$2,589	$4,360	$1,653

% of Total loans	0.04%	0.04%	0.03%	0.06%	0.02%

OREO:

Commercial real estate	$1,575	$1,575	$2,275	$2,275	$2,275
SBA	-	797	797	797	797
SFR mortgage	1,817	1,817	1,817	1,817	1,817

Total	$3,392	$4,189	$4,889	$4,889	$4,889

Total nonperforming, past due, and OREO	$20,805	$19,724	$14,295	$15,677	$11,819

% of Total loans	0.25%	0.23%	0.17%	0.21%	0.16%

(1)	As of June 30, 2020, nonperforming loans included $25,000 of commercial and industrial loans past due 90 days or more and still accruing interest.
Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $14.3 million at December 31, 2020, or 0.17% of total loans. Total nonperforming loans at December 31, 2020 included $11.0 million of nonperforming loans acquired from CB in the third quarter of 2018. This compares to nonperforming loans of $5.3 million, or 0.07% of total loans, at December 31, 2019. The $9.1 million increase in nonperforming loans was primarily due to increases of $6.8 million in nonperforming commercial real estate loans, $1.9 million in nonperforming commercial and industrial loans, $785,000 in nonperforming dairy & livestock and agribusiness loans, and $241,000 in nonperforming SBA loans. This was partially offset by a $448,000 decrease in nonperforming SFR mortgage loans and a $210,000 decrease in nonperforming consumer and other loans.
At December 31, 2020, we had two OREO properties with a carrying value of $3.4 million, compared to four properties with a carrying value of $4.9 million at December 31, 2019. We reflected a $700,000 write-down of one OREO property in the third quarter of 2020. During 2020, we sold two OREO properties, realizing a net gain on sale of $365,000. There were no additions to OREO for the year ended December 31, 2020.

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
” included herein.
Allowance for Credit Losses
We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3 –
Summary of Significant Accounting Policies
of the notes to the unaudited condensed consolidated financial statements. The allowance for credit losses totaled $93.7 million as of December 31, 2020, compared to $68.7 million as of December 31, 2019. Our allowance for credit losses at December 31, 2020 was 1.12%, or 1.25% of total loans when excluding the $883.0 million in PPP loans. Upon implementation of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by a $23.5 million credit loss provision for 2020 due to the severe economic disruption resulting from the
COVID-19
pandemic. Net charge-offs were $308,000 for 2020. This compares to a $5.0 million loan loss provision and $47,000 in net recoveries for the same period of 2019.
The allowance for credit losses as of December 31, 2020 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.
For the year ended December 31, 2020, the ACL increased by $25.0 million, including a $1.8 million increase from the adoption of CECL on January 1, 2020. The increase in the ACL was primarily due to $23.5 million in provision for credit losses recorded in the first half of 2020 resulting from the forecasted changes in macroeconomic variables related to the
COVID-19
pandemic. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s, including Moody’s baseline forecast, as well as upside and downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, while due to economic uncertainty a greater weighting was placed on the downside economic forecast, relative to the upside forecast. Our forecast assumes GDP will increase by 2.5% in 2021 and then grow by 3.6% in 2022 and 2023. The unemployment rate is forecasted to be 7.7% in 2021, before declining to 7.2% percent in 2022 and 5.7% in 2023. Management believes that the ACL was appropriate at December 31, 2020 and 2019. As there is a high degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in an increased allowance for credit losses in future periods.
The table below presents a summary of net charge-offs and recoveries by type and the resulting allowance for loan losses and recapture of provision for credit losses for the periods presented.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$68,660	$63,613	$59,585	$61,540	$59,156
Impact of adopting ASU 2016-13	1,840	-	-	-	-
Charge-offs:
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
SBA	(362)	(321)	(257)	-	-
Commercial and industrial	(195)	(48)	(10)	(138)	(120)
Dairy & livestock and agribusiness	-	(78)	-	-	-
SFR mortgage	-	-	(13)	-	(102)
Consumer and other loans	(109)	(7)	(11)	(13)	(16)

Total charge-offs	(666)	(454)	(291)	(151)	(238)

Recoveries:
Commercial real estate	-	-	-	154	792
Construction	11	12	2,506	6,036	7,174
SBA	72	9	20	78	40
Commercial and industrial	10	255	82	118	630
Dairy & livestock and agribusiness	-	19	19	19	216
SFR mortgage	206	196	51	212	-
Consumer and other loans	59	10	141	79	170

Total recoveries	358	501	2,819	6,696	9,022

Net recoveries	(308)	47	2,528	6,545	8,784
Provision for (recapture of) credit losses	23,500	5,000	1,500	(8,500)	(6,400)

Allowance for credit losses at end of period	$93,692	$68,660	$63,613	$59,585	$61,540

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,959	$8,959	$6,306	$6,706	$7,156
Impact of adopting ASU 2016-13	41
Estimated fair value of reserve for unfunded loan commitment assumed from Community Bank	-	-	2,903	-	-
Recapture of provision for unfunded loan commitments	-	-	(250)	(400)	(450)

Reserve for unfunded loan commitments at end of period	$9,000	$8,959	$8,959	$6,306	$6,706

Reserve for unfunded loan commitments to total unfunded loan commitments	0.54%	0.56%	0.51%	0.66%	0.76%
Amount of total loans at end of period (1)	$8,348,808	$7,564,577	$7,764,611	$4,830,631	$4,395,064
Average total loans outstanding (1)	$8,066,483	$7,552,505	$5,905,674	$4,623,244	$4,195,129

Net (charge-offs) recoveries to average total loans	-0.004%	0.00%	0.04%	0.14%	0.21%
Net (charge-offs) recoveries to total loans at end of period	-0.004%	0.00%	0.03%	0.14%	0.20%
Allowance for credit losses to average total loans	1.16%	0.91%	1.08%	1.29%	1.47%
Allowance for credit losses to total loans at end of period	1.12%	0.91%	0.82%	1.23%	1.40%
Net (charge-offs) recoveries to allowance for credit losses	-0.33%	0.07%	3.97%	10.98%	14.27%
Net (charge-offs) recoveries to provision for (recapture of) credit losses	-1.31%	0.94%	168.53%	-77.00%	-137.25%

(1)	Net of deferred loan origination fees, costs and discounts.

The ACL/Total Loan Coverage Ratio as of December 31, 2020 increased to 1.12%, compared to 0.93% as of January 1, 2020 due to the forecasted impact on the economy from the
COVID-19
crisis.
At implementation of CECL on January 1, 2020, the reserve for unfunded loan commitments included a transition adjustment of $41,000 for our off-balance
sheet credit exposures. The Bank’s ACL methodology also produced an allowance of $9.0 million for our off-balance
sheet credit exposures, which was unchanged from the allowance at January 1, 2020.
While we believe that the allowance at December 31, 2020 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.
The following table provides a summary of the allocation of the allowance for credit losses for specific loan categories at the dates indicated for total loans. The allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category, represents the total amount available for future losses that may occur within these categories.
Allowance for Credit Losses by Loan Type

	December 31,
	2020		2019		2018		2017		2016
	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans
	(Dollars in thousands)
Commercial real estate	$75,439	65.9%	$48,629	71.0%	$44,934	69.4%	$41,722	69.8%	$37,443	66.6%
Construction	1,934	1.0%	858	1.5%	981	1.6%	984	1.6%	1,096	1.9%
SBA	2,992	3.6%	1,453	4.0%	1,062	4.5%	869	2.5%	871	2.2%
SBA - PPP	-	10.6%	-	-	-	-	-	-	-	-
Commercial and industrial	7,142	9.7%	8,880	12.4%	7,520	12.9%	7,280	10.6%	8,154	11.0%
Dairy & livestock and agribusiness	3,949	4.4%	5,255	5.1%	5,215	5.1%	4,647	7.2%	8,541	7.7%
Municipal lease finance receivables	74	0.5%	623	0.7%	775	0.8%	851	1.5%	941	1.5%
SFR mortgage	367	3.2%	2,339	3.8%	2,196	3.8%	2,112	4.9%	2,287	5.7%
Consumer and other loans	1,795	1.1%	623	1.5%	726	1.7%	753	1.3%	988	1.8%
PCI loans	-	-	-	-	204	0.2%	367	0.6%	1,219	1.6%

Total	$93,692	100.0%	$68,660	100.0%	$63,613	100.0%	$59,585	100.0%	$61,540	100.0%

Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits.
Total deposits were $11.74 billion at December 31, 2020. This represented an increase of $3.03 billion, or 34.83%, over total deposits of $8.70 billion at December 31, 2019.
The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	Year Ended December 31,
	2020		2019		2018
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$6,281,989	-	$5,177,035	-	$4,449,110	-
Interest-bearing deposits
Investment checking	478,458	0.08%	452,437	0.11%	438,112	0.08%
Money market	2,599,553	0.31%	2,197,194	0.54%	1,834,540	0.36%
Savings	452,595	0.09%	399,154	0.10%	384,008	0.10%
Time deposits	445,962	0.85%	487,221	0.91%	453,031	0.57%

Total deposits	$10,258,557		$8,713,041		$7,558,801

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits totaled $6.28 billion for 2020, representing an increase of $1.10 billion, or 21.34%, from average demand deposits of $5.18 billion for 2019. Average noninterest-bearing deposits represented 61.24% of total average deposits for 2020, compared to 59.42% of total average deposits for 2019.
Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $3.53 billion for 2020, representing an increase of $481.8 million, or 15.80%, from average savings deposits of $3.05 billion for 2019.
Average time deposits totaled $446.0 million for 2020, representing a decrease of $41.3 million, or 8.47%, from total average time deposits of $487.2 million for 2019.
The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2020.
Maturity Distribution of Large Denomination Time Deposits

December 31, 2020
(Dollars in thousands)
3 months or less	$35,384
Over 3 months through 6 months	15,277
Over 6 months through 12 months	27,685
Over 12 months	21,954

Total	$100,300

Time deposits totaled $401.7 million at December 31, 2020, representing a decrease of $44.6 million, or 10.00%, from total time deposits of $446.3 million for December 31, 2019.

Borrowings
The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
	(Dollars in thousands)
At December 31, 2020
Amount outstanding	$439,406	$-	$5,000	$444,406
Weighted-average interest rate	0.10%	-	-	0.10%
Year ended December 31, 2020
Highest amount at month-end	$501,881	$-	$10,000	$511,881
Daily-average amount outstanding	$479,956	$-	$5,674	$485,630
Weighted-average interest rate	0.24%	-	0.04%	0.23%
At December 31, 2019
Amount outstanding	$428,659	$-	$-	$428,659
Weighted-average interest rate	0.44%	-	-	0.44%
Year ended December 31, 2019
Highest amount at month-end	$547,730	$-	$295,000	$842,730
Daily-average amount outstanding	$435,317	$-	$76,873	$512,190
Weighted-average interest rate	0.47%	-	2.51%	0.77%
At December 31, 2018
Amount outstanding	$442,255	$-	$280,000	$722,255
Weighted-average interest rate	0.39%	-	2.53%	1.22%
Year ended December 31, 2018
Highest amount at month-end	$556,356	$-	$280,000	$836,356
Daily-average amount outstanding	$439,658	$2,446	$31,648	$473,752
Weighted-average interest rate	0.31%	1.59%	2.09%	0.44%
At December 31, 2020, our borrowings included $439.4 million of repurchase agreements and $5.0 million in other short-term borrowing at an interest rate of 0%. At December 31, 2019, our borrowings included $428.7 million in repurchase agreements.
We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of December 31, 2020, total funds borrowed under these agreements were $439.4 million with a weighted average interest rate of 0.10%, compared to $428.7 million with a weighted average rate of 0.44% as of December 31, 2019.
At December 31, 2020, we had $5.0 million in short-term borrowings that were interest free advances from the FHLB, compared to no borrowings at December 31. 2019.
At December 31, 2020, our junior subordinated debentures of $25.8 million represent the amounts that are due from the Company to CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. Refer to Note 13 —
Borrowings
of the notes to the consolidated financial statements for a more detailed discussion.
At December 31, 2020, $6.07 billion of loans and $1.81 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations
The following table summarizes the aggregate contractual obligations as of December 31, 2020.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,736,501	$11,697,276	$29,251	$9,362	$612
Customer repurchase agreements (1)	439,406	439,406	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	22,142	689	1,098	619	19,736
Operating leases	22,382	6,800	9,389	4,472	1,721
Affordable housing investment	1,950	1,026	864	47	13

Total	$12,248,155	$12,145,197	$40,602	$14,500	$47,856

(1)	Amounts exclude accrued interest.
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

Off-Balance
Sheet Arrangements
The following table summarizes the
off-balance
sheet items at December 31, 2020.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$309,966	$50,755	$91,502	$136,108	$31,601
Construction	89,987	62,964	27,023	—	—
SBA	257	41	—	—	216
SBA - PPP	—	—	—	—	—
Commercial and industrial	928,767	623,258	193,791	5,793	105,925
Dairy & livestock and agribusiness (1)	140,926	109,823	31,049	—	54
SFR Mortgage	3,786	—	500	—	3,286
Consumer and other loans	131,604	9,227	13,389	3,186	105,802

Total commitment to extend credit	1,605,293	856,068	357,254	145,087	246,884
Obligations under letters of credit	53,164	51,856	1,308	—	—

Total	$1,658,457	$907,924	$358,562	$145,087	$246,884

(1)	Total commitments to extend credit to agribusiness were $19.5 million at December 31, 2020.
As of December 31, 2020, we had commitments to extend credit of approximately $1.61 billion, and obligations under letters of credit of $53.2 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance
sheet instruments, which consist of evaluating customers’ creditworthiness individually. Due to the adoption of CECL on January 1, 2020, a transition adjustment of $41,000 was added to the beginning balance of the reserve for unfunded loan commitments. The Company recorded no provision or recapture of provision for unfunded loan commitments for the year December 31, 2020 and 2019. The Company had a reserve for unfunded loan commitments of $9.0 million as of December 31, 2020 and 2019 included in other liabilities.
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
Total equity increased $13.9 million, or 0.70%, to $2.01 billion at December 31, 2020, compared to total equity of $1.99 billion at December 31, 2019. The $13.9 million increase in equity was primarily due to $177.2 million in net earnings, a $22.7 million increase in other comprehensive income resulting from the tax effected impact of the increase in market value of our investment securities portfolio, and $4.7 million for various stock based compensation items. This was offset by $91.7 million in stock repurchases under our
10b5-1
stock repurchase program, $97.7 million in cash dividends declared and a cumulative effect adjustment to beginning retained earnings of $1.3 million, net of tax, due to the adoption of CECL on January 1, 2020. Our tangible common equity ratio was 9.55% at December 31, 2020.
During 2020, the Board of Directors of CVB declared quarterly cash dividends totaling $0.72 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. For the year ended December 31, 2020, the Company repurchased 4,944,290 shares of CVB common stock outstanding under this program. As of December 31, 2020, we have 4,585,145 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2020, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1.
Business—Regulation and Supervision—Capital Adequacy Requirements
”.
At December 31, 2020, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

		Minimum Required Plus Capital Conservation Buffer		December 31, 2020		December 31, 2019
Capital Ratios	Adequately Capitalized Ratios		Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.90%	9.58%	12.33%	12.19%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.77%	14.57%	14.83%	14.94%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	15.06%	14.57%	15.11%	14.94%
Total risk-based capital ratio	8.00%	10.50%	10.00%	16.24%	15.75%	16.01%	15.83%

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
Natural disasters, such as storms, earthquakes, drought and other weather conditions, effects of pandemics, as well as natural disasters and problems related to possible climate changes, may from time-to-time
cause or create the risk of damage to facilities, buildings, property or other assets of Bank customers, borrowers or municipal debt issuers. This could in turn affect their financial condition or results of operations and as a consequence their ability or capacity to repay debt or fulfill other obligations to the Bank.
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
SBA loans require credit structures that conform to the various requirements of the SBA programs specific to the type of loan request and the Bank’s loan policy as it relates to these loans. The SBA 7(a) loans are similar to the commercial and industrial loans that are tailored to the specific purpose of the business loan, involving a thorough analysis of the borrower’s business, cash flow, collateral, industry risks, economic risks, credit, character, and guarantor support for both the Bank and the SBA. Once granted the SBA 7(a) loans require the Bank to follow SBA servicing guidelines to maintain the SBA guaranty which typically ranges from 75% to 90% depending on the type of 7(a) loan. SBA 504 loans are similar to the Bank’s Owner-occupied real estate loans. As such they are primarily based upon the capacity and stability of the cash flow generated by the occupying business and the market value of the collateral, among other things. When the Bank funds an SBA 504 transaction, which includes the 50% first trust deed loan and the 40% second trust deed loan, the initial risk is centered in completing the SBA’s requirements to provide for the payoff of the second trust deed loan from the subordinated debenture. Once the 504 second is paid off, the remaining first trust deed loan is then managed under the same requirements applied to the Bank’s owner-occupied commercial real estate loan. It should be noted that both the SBA 7(a) and 504 programs provide loans for commercial real estate acquisition. However, the terms and advances rates available under the 7(a) program are outside of the Bank’s standard loan programs and risk profile and therefore require a credit enhancement in the form of the SBA guaranty. Additionally, the interest rates for the 7(a) program are typically variable and can adjust as often as monthly with quarterly adjustment the most typical. SBA 504 loan interest rates for the first trust deed loan are at the Bank’s discretion and subject to competitive pressures from other banks.
Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. In this regard, it is important to note that the Bank’s practice with regard to these loans, including modified loans or troubled debt restructurings that are classified as impaired, is to generally charge off any loss amount against the ACL upon evaluating the loan at the time a probable loss becomes recognized. As such, the Bank’s specific allowance for loans, including troubled debt restructurings, is relatively low since any known loss amount will generally have been charged off.
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
The Company obtains a semi-annual independent credit review by engaging an outside party to review a sample of our loans and leases. The primary purpose of this review is to evaluate our existing loan ratings.
Refer to additional discussion concerning loans, nonperforming assets, allowance for credit losses and related tables under the Analysis of Financial Condition contained herein.
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
Compliance Risk Management
Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance
with, laws, rules, regulations, prescribed practices, or ethical standards. Compliance risk also arises in situations where the laws or rules governing certain products or activities of the Bank’s customers, vendors or business partners may be ambiguous or untested. Compliance risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can also lead to a diminished reputation, reduced business value, limited business opportunities, lessened expansion potential, and lack of contract enforceability. The Company utilizes independent compliance audits as a means of identifying weaknesses in the compliance program.
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
Strategic risks are identified as part of the strategic planning process. Strategic planning sessions, with members of the Board of Directors and Executive Leadership, are held annually. The strategic review consists of results of strategic initiatives, an assessment of the economic outlook, competitive analysis, and an industry outlook, including a legislative and regulatory review.
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
We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual customer funding needs, as well as current and planned business activities. Management has an Asset/Liability Committee that meets monthly. This committee analyzes the cash flows from loans, investments, deposits and borrowings. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets quarterly to review the Company’s balance sheet and liquidity position. This committee provides oversight to the balance sheet and liquidity management process and recommends policy guidelines for the approval of our Board of Directors, and courses of action to address our actual and projected liquidity needs.
Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period
due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $11.74 billion at December 31, 2020 increased $3.03 billion, or 34.83%, over total deposits of $8.70 billion at December 31, 2019. This significant deposit growth was primarily due to our customers maintaining greater liquidity.
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
At December 31, 2020, we had $25.8 million in subordinated debt and $5.0 million in FHLB short-term borrowings at 0% cost. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance
sheet sources of liquidity.
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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2020 and 2019. For further details, see our “
Consolidated Statements of Cash Flows
” under Part IV consolidated financial statements of this report.
Consolidated Summary of Cash Flows

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Average cash and cash equivalents	$1,226,262	$288,425
Percentage of total average assets	9.48%	2.55%

Net cash provided by operating activities	$185,096	$208,182
Net cash (used in) provided by investing activities	(1,268,758)	325,323
Net cash provided by (used in) financing activities	2,856,304	(511,935)

Net increase in cash and cash equivalents	$1,772,642	$21,570

Average cash and cash equivalents increased by $937.8 million, or 325.16%, to $1.23 billion for the year ended December 31, 2020, compared to $288.4 million for 2019.
At December 31, 2020, cash and cash equivalents totaled $1.96 billion. This represented an increase of $1.78 billion, or 955.51%, from $185.5 million at December 31, 2019.
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
The table below provides the actual balances as of December 31, 2020 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2020, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2020	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,398,923	1.97%	$12,694	$149,991	$613,608	$686,367	$936,263	$2,398,923
Investment securities held-to-maturity (1)	578,626	2.48%	34,306	42,548	84,513	149,053	268,206	604,223
Investment in FHLB stock	17,688	5.53%	-	-	-	-	17,688	17,688
Interest-earning deposits due from
Federal	1,879,418	0.15%	1,878,678	-	740	-	-	1,879,455
Reserve and with other institutions
Loans and lease finance receivables (2)	8,348,808	4.68%	897,281	1,413,759	555,899	483,212	4,998,657	8,349,870

Total interest-earning assets	$13,223,463		$2,822,959	$1,606,298	$1,254,760	$1,318,632	$6,220,814	$13,250,159

Interest-bearing liabilities:
Interest-bearing deposits	$4,281,114	0.32%	$4,241,889	$24,154	$5,096	$1,312	$8,663	$4,281,952
Borrowings	444,406	0.23%	444,406	-	-	-	-	444,349
Junior subordinated debentures	25,774	2.10%	-	-	-	-	25,774	19,431

Total interest-bearing liabilities	$4,751,294		$4,686,295	$24,154	$5,096	$1,312	$34,437	$4,745,732

(1)	These include mortgage-backed securities which generally prepay before maturity.
(2)	Gross loans, net of deferred loan fees, costs and discounts.

Interest Rate Sensitivity Management
During periods of changing interest rates, the ability to
re-price
interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in our service area. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk and economic value of equity (EVE) at risk. Net interest income at risk sensitivity captures asset and liability repricing mismatches and is considered a shorter term measure, while EVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities or estimated durations and is considered a longer term measure.
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
12-month
and
24-month
time horizon.
The following depicts the Company’s net interest income sensitivity analysis for the periods presented below, when rates are ramped up 200bps or ramped down 100bps over a
12-month
time horizon.

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2020			December 31, 2019
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	11.10%	19.60%	+ 200 basis points	5.20%	10.00%
- 100 basis points	-1.20%	-2.40%	- 100 basis points	-2.10%	-4.60%

(1)	Percentage change from base scenario, but the current low interest rate environment limits the absolute decline in rates as the model does not assume rates go below zero.
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
We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing
risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2020 and December 31, 2019, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.
Economic Value of Equity Sensitivity

Instantaneous Rate Change	December 31, 2020	December 31, 2019
100 bp decrease in interest rates	-21.0%	-17.5%
100 bp increase in interest rates	16.1%	14.2%
200 bp increase in interest rates	28.4%	25.5%
300 bp increase in interest rates	34.4%	30.0%
400 bp increase in interest rates	41.6%	36.2%
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

•
We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is predominately supported by insurance companies that carry an AM Best rating of B+ or greater;

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

•	As of December 31, 2020, we had $389.0 million in Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings; and

•
At December 31, 2020, we had $5.0 million in FHLB short-term borrowing at 0% cost. Our secured borrowing capacity with the FHLB was $4.29 billion, of which $4.29 billion was available as of December 31, 2020.

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
As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2020.

2)	Auditor attestation
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CVB Financial Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited CVB Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2021

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
During the fiscal quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
The Company has adopted a Code of Ethics that applies to all of the Company’s employees, including the Company’s principal executive officer, the principal financial officer, accounting officers, and all employees who perform these functions. A copy of the Code of Ethics is available to any person without charge by submitting a request to the Company’s Chief Financial Officer at 701 N. Haven Avenue, Suite 350, Ontario, CA 91764. If the Company shall amend its Code of Ethics as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or shall grant a waiver from any provision of the code of ethics to any such person, the Company shall disclose such amendment or waiver on its website at www.cbbank.com under the tab “Investor Relations.”

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
The following table summarizes information as of December 31, 2020 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.
Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	428,320	$17.57	7,322,206
Equity compensation plans not approved by security holders	-	-	-

Total	428,320	$17.57	7,322,206

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

(a)	(1)	All Financial Statements Reference is made to the Index to Financial Statements on page 89 for a list of financial statements filed as part of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules Reference is made to the Index to Financial Statements on page 89 for the listing of supplementary financial statement schedules required by this item.

	(3)	Exhibits The listing of exhibits required by this item is set forth in the Index to Exhibits on page 95 of this Annual Report on Form 10-K.

(b)	Exhibits See Index to Exhibits on Page 95 of this Form 10-K.

(c)	Financial Statement Schedules There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

ITEM 16.	FORM 10-K SUMMARY
None

INDEX TO EXHIBITS

Exhibit No.
2.1	Agreement and Plan of Reorganization and Merger by and among CVB Financial Corp., Citizens Business Bank and Community Bank, dated February 26, 2018 (1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Amended and Restated Bylaws of CVB Financial Corp. (3)
4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)
4.2	Description of CVB Financial Corp. Common Stock (5)
10.1	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(6)
10.2	Form of Indemnification Agreement (7)
10.3(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(8)
10.3(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(9)
10.3(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(10)
10.3(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(11)
10.3(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(12)
10.3(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(13)
10.3(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(14)
10.3(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(15)
10.4(a)	CVB Financial Corp. 2018 Equity Incentive Plan†(16)
10.4(b)	Form of Stock Option Agreement under 2018 Equity Incentive Plan†(17)
10.4(c)	Form of Restricted Stock Agreement under 2018 Equity Incentive Plan†(18)
10.4(d)	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan†(19)
10.5(a)	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007†(20)
10.5(b)	CVB Financial Corp. Deferred Compensation Plan effective December 1, 2020†*
10.6	CVB Financial Corp. 2015 Executive Incentive Plan†(21)
10.7(a)	Employment Agreement, dated as of September 12, 2018, by and between Christopher D. Myers, on the one hand, and CVB Financial Corp. and Citizens Business Bank, on the other hand †(22)
10.7(b)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007†(23)
10.7(c)	Retirement and Consulting Agreement for Christopher D. Myers, dated July 17, 2019†(24)
10.7(d)	Amendment to Employment Agreement for Christopher D. Myers, Dated July 17, 2019†(25)
10.8	Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated as of February 14, 2020. †(26)
10.9(a)	Offer letter for David C. Harvey, dated December 7, 2009†(27)
10.9(b)	Severance Compensation Agreement by and between David C. Harvey and Citizens Business Bank, effective January 28, 2021†(28)
10.10(a)	Offer Letter for E. Allen Nicholson executed April 30, 2016†(29)
10.10(b)	Severance Compensation Agreement by and between E. Allen Nicholson and Citizens Business Bank, effective January 28, 2021†(28)
10.11(a)	Offer Letter for David Farnsworth dated July 1, 2016†(30)
10.11(b)	Severance Compensation Agreement by and between David Farnsworth and Citizens Business Bank, effective January 28, 2021†(28)
10.12	Severance Compensation Agreement by and between Yamynn De Angelis and Citizens Business Bank, effective January 28, 2021†(28)
10.13	Severance Compensation Agreement by and between Richard H. Wohl and Citizens Business Bank, effective January 28, 2021†(28)
21	Subsidiaries of the Company*
23	Consent of KPMG LLP*
31.1	Certification of David A. Brager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.
31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of David A. Brager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan.
‡	Except as noted below, Form 8-A12G, Form 8-K, Form 10-Q, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.
Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:
(a)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).
(1)	Incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed with the SEC on February 27, 2018.
(2)	Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 9, 2010.
(3)	Incorporated herein by reference to Exhibits 3.1 to our Form 8-K filed with the SEC on January 23, 2020.
(4)	Incorporated herein by reference to Exhibit 4.1 to our Form 8-A12G filed with the SEC on June 11, 2001.
(5)	Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(6)	Incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 29, 2016.
(8)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.
(9)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 22, 2009
(10)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2009.
(11)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2014.
(12)	Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.
(13)	Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.

(14)	Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(15)	Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 23, 2008.
(16)	Incorporated herein by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 4, 2018.
(17)	Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on May 24, 2018.
(18)	Incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on May 24, 2018.
(19)	Incorporated hereby by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on May 24, 2018.
(20)	Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(21)	Incorporated herein by reference to Exhibit A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 3, 2015
(22)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 13, 2018.
(23)	Incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.
(24)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 19, 2019.
(25)	Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on July 19, 2019.
(26)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on February 20, 2020
(27)	Incorporated herein by reference to Exhibit 10.21(A) to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(28)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2021.
(29)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2016.
(30)	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 9, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2021.

CVB FINANCIAL CORP.

By:	/s/ DAVID A. BRAGER
David A. Brager
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND V. O’BRIEN III	Chairman of the Board	March 1, 2021
Raymond V. O’Brien III

/s/ GEORGE A. BORBA, JR.	Vice Chairman	March 1, 2021
George A. Borba, Jr.

/s/ STEPHEN A. DEL GUERCIO	Director	March 1, 2021
Stephen A. Del Guercio

/s/ RODRIGO GUERRA, JR.	Director	March 1, 2021
Rodrigo Guerra, Jr.

/s/ ANNA KAN	Director	March 1, 2021
Anna Kan

/s/ MARSHALL V. LAITSCH	Director	March 1, 2021
Marshall V. Laitsch

/s/ KRISTINA M. LESLIE	Director	March 1, 2021
Kristina M. Leslie

/s/ JANE OLVERA	Director	March 1, 2021
Jane Olvera

/s/ HAL W. OSWALT	Director	March 1, 2021
Hal W. Oswalt

/s/ DAVID A. BRAGER	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
David A. Brager

/s/ E. ALLEN NICHOLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
E. Allen Nicholson

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets

Cash and due from banks	$122,305	$158,310
Interest-earning balances due from Federal Reserve	1,835,855	27,208

Total cash and cash equivalents	1,958,160	185,518

Interest-earning balances due from depository institutions	43,563	2,931
Investment securities available-for-sale, at fair value (with amortized cost of $2,344,174 at December 31, 2020, and $1,718,357 at December 31, 2019)	2,398,923	1,740,257
Investment securities held-to-maturity (with fair value of $604,223 at December 31, 2020, and $678,948 at December 31, 2019)	578,626	674,452

Total investment securities	2,977,549	2,414,709

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	8,348,808	7,564,577
Allowance for credit losses	(93,692)	(68,660)

Net loans and lease finance receivables	8,255,116	7,495,917

Premises and equipment, net	51,144	53,978
Bank owned life insurance (BOLI)	226,818	226,281
Accrued interest receivable	31,306	28,122
Intangibles	33,634	42,986
Goodwill	663,707	663,707
Other real estate owned (OREO)	3,392	4,889
Income taxes	29,540	35,587
Other assets	127,697	110,137

Total assets	$14,419,314	$11,282,450

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,455,387	$5,245,517
Interest-bearing	4,281,114	3,459,411

Total deposits	11,736,501	8,704,928
Customer repurchase agreements	439,406	428,659
Other borrowings	5,000	-
Deferred compensation	21,611	22,666
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	60,113	-
Other liabilities	122,919	106,325

Total liabilities	12,411,324	9,288,352

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 135,600,501 at December 31, 2020, and 140,102,480 at December 31, 2019	1,211,780	1,298,792
Retained earnings	760,861	682,692
Accumulated other comprehensive income, net of tax	35,349	12,614

Total stockholders’ equity	2,007,990	1,994,098

Total liabilities and stockholders’ equity	$14,419,314	$11,282,450

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans and leases, including fees	$377,402	$397,628	$293,284
Investment securities:
Investment securities available-for-sale	36,052	39,330	45,988
Investment securities held-to-maturity	14,223	17,388	18,901

Total investment income	50,275	56,718	64,889

Dividends from FHLB stock	978	1,235	2,045
Interest-earning deposits with other institutions	1,682	2,269	1,642

Total interest income	430,337	457,850	361,860

Interest expense:
Deposits	12,602	17,120	9,825
Borrowings and customer repurchase agreements	1,131	3,959	2,067
Junior subordinated debentures	551	999	923

Total interest expense	14,284	22,078	12,815

Net interest income before provision for credit losses	416,053	435,772	349,045
Provision for credit losses	23,500	5,000	1,500

Net interest income after provision for credit losses	392,553	430,772	347,545

Noninterest income:
Service charges on deposit accounts	16,561	20,010	17,070
Trust and investment services	9,978	9,525	8,774
Bankcard services	1,886	3,163	3,485
BOLI income	8,100	5,798	4,018
Gain on OREO, net	388	129	3,546
Gain on sale of building, net	1,680	4,776	-
Gain on eminent domain condemnation, net	-	5,685	-
Other	11,277	9,956	6,588

Total noninterest income	49,870	59,042	43,481

Noninterest expense:
Salaries and employee benefits	119,759	119,475	100,601
Occupancy and equipment	20,622	20,457	20,153
Professional services	9,460	7,752	6,477
Computer software expense	11,302	10,658	9,343
Marketing and promotion	4,488	5,890	5,302
Recapture of provision for unfunded loan commitments	-	-	(250)
Amortization of intangible assets	9,352	10,798	5,254
Acquisition related expenses	-	6,447	16,404
Other	17,920	17,263	16,627

Total noninterest expense	192,903	198,740	179,911

Earnings before income taxes	249,520	291,074	211,115
Income taxes	72,361	83,247	59,112

Net earnings	$177,159	$207,827	$152,003

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$32,277	$43,872	$(28,526)
Less: Reclassification adjustment for net gain on securities included in net income	-	(5)	-

Other comprehensive income (loss), before tax	32,277	43,867	(28,526)
Less: Income tax (expense) benefit related to items of other comprehensive income	(9,542)	(12,969)	8,434

Other comprehensive income (loss), net of tax	22,735	30,898	(20,092)

Comprehensive income	$199,894	$238,725	$131,911

Basic earnings per common share	$1.30	$1.48	$1.25
Diluted earnings per common share	$1.30	$1.48	$1.24
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	110,185	$573,453	$494,361	$1,452	$1,069,266
Cumulative adjustment upon adoption of ASU 2018-02	-	-	(356)	356	-
Repurchase of common stock	(389)	(7,760)	-	-	(7,760)
Issuance of common stock for acquisition of Community Bank	29,842	722,767	-	-	722,767
Exercise of stock options	167	1,701	-	-	1,701
Shares issued pursuant to stock-based compensation plan	195	3,508	-	-	3,508
Cash dividends declared on common stock ($0.56 per share)	-	-	(70,203)	-	(70,203)
Net earnings	-	-	152,003	-	152,003
Other comprehensive loss	-	-	-	(20,092)	(20,092)

Balance, December 31, 2018	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(125)	(2,640)	-	-	(2,640)
Exercise of stock options	160	2,215	-	-	2,215
Shares issued pursuant to stock-based compensation plan	67	5,548	-	-	5,548
Cash dividends declared on common stock ($0.72 per share)	-	-	(100,940)	-	(100,940)
Net earnings	-	-	207,827	-	207,827
Other comprehensive incom e	-	-	-	30,898	30,898

Balance, December 31, 2019	140,102	$1,298,792	$682,692	$12,614	$1,994,098
Cumulative adjustment upon adoption of ASU 2016-13	-	-	(1,325)	-	(1,325)
Repurchase of common stock	(5,008)	(92,772)	-	-	(92,772)
Exercise of stock options	20	231	-	-	231
Shares issued pursuant to stock-based compensation plan	487	5,529	-	-	5,529
Cash dividends declared on common stock ($0.72 per share)	-	-	(97,665)	-	(97,665)
Net earnings	-	-	177,159	-	177,159
Other comprehensive income	-	-	-	22,735	22,735

Balance, December 31, 2020	135,601	$1,211,780	$760,861	$35,349	$2,007,990

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities

Interest and dividends received	$400,867	$438,795	$363,217
Service charges and other fees received	39,525	42,489	35,915
Interest paid	(13,627)	(21,193)	(13,241)
Net cash paid to vendors, employees and others	(168,036)	(182,568)	(171,998)
Income taxes	(73,633)	(69,341)	(48,876)
Payments to FDIC, loss share agreement	-	-	(64)

Net cash provided by operating activities	185,096	208,182	164,953

Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	-	-	17,250
Net change in interest-earning balances from depository institutions	(40,632)	4,739	13,076
Proceeds from sale of investment securities held-for-sale	-	152,644	716,996
Proceeds from repayment of investment securities available-for-sale	642,576	364,126	383,155
Proceeds from maturity of investment securities available-for-sale	9,807	7,109	24,651
Purchases of investment securities available-for-sale	(1,231,163)	(492,995)	(98,709)
Proceeds from repayment and maturity of investment securities held-to-maturity	146,309	114,569	81,816
Purchases of investment securities held-to-maturity	(52,855)	(47,587)	-
Net increase in equity investments	(3,608)	(16,488)	(24,863)
Net (increase) decrease in loan and lease finance receivables	(743,290)	231,105	(179,054)
Proceeds on eminent domain condemnation, net	-	5,685	3,425
Proceeds from sale of building, net of selling costs	2,131	5,755	-
Purchase of premises and equipment	(4,672)	(5,522)	(4,194)
Proceeds from BOLI death benefit	5,477	1,660	2,383
Proceeds from sales of other real estate owned	1,162	523	8,067
Cash acquired from acquisition, net of cash paid	-	-	(132,918)

Net cash (used in) provided by investing activities	(1,268,758)	325,323	811,081

Cash Flows from Financing Activities
Net increase (decrease) in other deposits	3,076,187	(36,926)	(444,316)
Net decrease in time deposits	(44,614)	(85,636)	(145,033)
Repayment of FHLB advances	-	-	(297,571)
Net increase (decrease) in other borrowings	5,000	(280,000)	114,000
Net increase (decrease) in customer repurchase agreements	10,747	(13,596)	(111,518)
Cash dividends on common stock	(98,475)	(95,352)	(65,966)
Repurchase of common stock	(92,772)	(2,640)	(7,760)
Proceeds from exercise of stock options	231	2,215	1,701

Net cash provided by (used in) financing activities	2,856,304	(511,935)	(956,463)

Net increase in cash and cash equivalents	1,772,642	21,570	19,571
Cash and cash equivalents, beginning of period	185,518	163,948	144,377

Cash and cash equivalents, end of period	$1,958,160	$185,518	$163,948

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$177,159	$207,827	$152,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities, net	-	(5)	-
Gain on eminent domain condemnation, net	-	(5,685)	-
Gain on sale of building, net	(1,680)	(4,776)	-
Gain on sale of other real estate owned	(365)	(105)	(3,540)
Increase in BOLI	(5,303)	(5,670)	(5,751)
Net amortization of premiums and discounts on investment securities	15,045	10,298	13,531
Accretion of discount for acquired loans, net	(17,412)	(28,831)	(15,400)
Provision for credit losses	23,500	5,000	1,500
Recapture of provision for unfunded loan commitments	-	-	(250)
Valuation allowance on other real estate owned	700	-	-
Payments to FDIC, loss share agreement	-	-	(64)
Stock-based compensation	5,529	5,548	3,508
Depreciation and amortization, net	(1,157)	22,036	8,349
Change in other assets and liabilities	(10,920)	2,545	11,067
Total adjustments	7,937	355	12,950
Net cash provided by operating activities	$185,096	$208,182	$164,953
Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$60,113	$-	$-
Transfer of loans to other real estate owned	$-	$4,889	$420
Issuance of common stock for acquisition	$-	$-	$722,767
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2020

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
and

loans, as well as valuation of deferred tax assets.

Adoption of New Accounting Standard
— On January 1, 2020, the Company adopted ASU
No. 2016-13,
“Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaces the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, held-to-maturity
(“HTM”) securities, loan commitments, and financial guarantees. For loans and HTM debt securities, this ASU requires a CECL measurement to estimate the allowance for credit losses (“ACL”) for the remaining contractual term, adjusted for prepayments, of the financial asset (including off-balance
sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. This ASU also eliminated the existing guidance for purchased credit-impaired (“PCI”) loans, but requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. Purchase Credit Deteriorated (“PCD”) assets are recorded at their purchase price plus an ACL estimated at the time of acquisition. Under this ASU, there is no provision for credit losses recognized at acquisition; instead, there is a gross-up
of the purchase price of the financial asset for the estimate of expected credit losses and a corresponding ACL recorded. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or reversal of provision for credit losses) in subsequent periods. In addition, this ASU modifies the OTTI model for available-for-sale
(“AFS”) debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. As a policy election, we excluded the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the condensed consolidated balance sheet.
The Company adopted this ASU using the modified retrospective method for all financial assets measured at amortized cost and off-balance
sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to beginning retained earnings of $1.3 million, net of tax as of January 1, 2020 for the cumulative adjustment upon adoption of ASC 326. The transition adjustment of $1.8 million was added to the beginning balance of the ACL for loans and $41,000 was added to the beginning balance of reserve for unfunded loan commitments. Upon adoption of CECL there was no impact on the accounting for AFS or HTM investment securities.
Business Segments
— We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent.
As of December 31, 2020, we operated as
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
companies, real estate investors,
non-profit
organizations, professionals and other individuals. Our products include loans for commercial businesses, commercial real estate, multi-family, construction, land, dairy & livestock and agribusiness, consumer and government-guaranteed small business loans. We also provide business deposit products and treasury cash management services, as well as deposit products to the owners and employees of the businesses we serve. The decision to combine our two reportable segments as of December 31, 2018
was made to align the segment reporting with the changes in our operations and reporting structure, and to be consistent with the level and materiality of information reviewed by our key decision makers.
Cash and cash equivalents
— Cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing balances due from depository institutions with initial terms of ninety days or less, are included in Cash and cash equivalents.

Investment Securities
— The Company classifies as HTM those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as AFS. Securities held-to-maturity
are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings.
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
Effective January 1, 2020, upon the adoption of ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, AFS debt securities are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) non-credit related components of the fair value decline (if any). If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security.
Prior to January 1, 2020, AFS debt securities were measured at fair value and declines in the fair value were reviewed to determine whether the impairment was other-than-temporary (“OTTI”). If the decline in fair value was considered temporary, the decline in fair value below the amortized cost basis of a security was recognized in other comprehensive income (loss). If the entire amortized cost basis of the security was not expected to be recovered, then an other-than-temporary impairment was considered to have occurred. The cost basis of the security was written down to its estimated fair value and the amount of the write-down was recognized through a charge to earnings. If the amount of the amortized cost basis expected to be recovered increased in a future period, the cost basis of the security would not be increased but rather recognized prospectively through interest income.
Loans and Lease Finance Receivables
— Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of nonaccrual interest paid (“NAIP”), deferred loan origination fees and costs, and purchase price discounts and premiums (amortized cost basis). Refer to Note 6 —
Loans and Lease Finance Receivables and Allowance for Credit Losses
for total loans, by type.
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
Nonaccrual, Past Due, Charge-Offs
and Recoveries

— Interest on loans and lease finance receivables, is credited to income based on the principal amounts of such loans or receivables outstanding. Loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, interest shall not accrue on any loan for which payment in full of principal and interest is not expected, or when the loan becomes 90 days past due, unless the loan is both well secured and in the process of collection. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors, and this determination involves significant judgment. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method. Nonaccrual loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months. A nonaccrual loan may return to accrual status sooner based on other significant events or mitigating circumstances. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Charge-offs are recognized in the period an obligation becomes uncollectible. The charge-off
of a credit does not necessarily mean that the loan has no potential recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future. When determining the amount of the charge-off,
management considers all components of the loan’s amortized cost basis, excluding accrued interest receivable (as disclosed herein); however, the non-principal
portion of charge-offs have been determined to be immaterial. This policy is consistently applied to all types of loans and lease finance receivables.
Charge-offs of unsecured consumer loans are recorded when the loan reaches 120 days past due or sooner as circumstances indicate.
Purchased Loans
— All purchased loans are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated to determine if there is a more than insignificant deterioration of credit since origination. With the adoption of ASU
2016-13
on January 1, 2020, PCD assets are recorded at their purchase price plus an ACL estimated at the time of acquisition as described below.
Purchased Loans with Credit Deterioration
Effective January 1, 2020, ASU
2016-13
eliminated the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. The acquisition-date allowance for credit losses (“ACL”) for PCD loans will be allocated to the individual PCD loans (assuming it was originally determined on a collective basis). The sum of the purchase price of the loan (the acquisition date fair value for a loan acquired in a business combination) and the ACL becomes the loan’s new amortized cost basis. The difference between the new amortized cost basis and the unpaid principal balance of the loan represents the non-credit
purchase premium or discount that will be amortized or accreted into interest income over the remaining life of the loan.
Subsequent to acquisition, the ACL for PCD loans will generally follow the same estimation, provision and charge-off
process as
non-PCD
acquired and originated loans. Additionally, TDR identification for acquired loans (PCD and non-PCD)
will be consistent with the TDR identification for originated loans.

Prior to January 1, 2020, purchased credit impaired loans were accounted for in accordance with ASC Subtopic
310-30,
“Loans and Debt Securities Acquired with Deteriorated Credit Quality.” At the time of acquisition, these loans were recorded at estimated fair value based upon estimated future cash flows with no related allowance for credit losses.
Acquired non-impaired loans (prior to adoption of CECL) —
Acquired non-impaired loans are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non-impaired loans, together with originated loans, were referred to as Non-PCI loans. Purchase discounts or premiums on acquired non-impaired loans were recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or were taken into income when the related loans were paid off or sold.
Troubled Debt Restructurings
— Loans are reported as a Troubled Debt Restructuring (“TDR”) if the borrower is deemed to be financially troubled, and the Company grants a concession to the debtor that it would not otherwise consider. Types of modifications that may be considered concessions, which in turn result in a TDR include, but are not limited to, (i) a reduction of the stated interest rate for the remaining original life of the debt, (ii) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or (iv) a reduction of interest. As a result of these concessions, restructured loans are considered impaired.
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
Impaired Loans (prior to adoption of CECL)
— Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Prior to January 1, 2020, a loan was generally considered impaired when based on current events and information it was probable that the Company would unable to collect all amounts due according to the contractual terms of the loan agreement. A loan, including a restructured loan, for which there is an insignificant delay relative to the frequency of payments due, and/or the original contractual maturity, was not considered an impaired loan. Generally, impaired loans include loans on nonaccrual status and TDRs.
The Company’s policy was to record a specific valuation allowance, which was included in the allowance for loan losses, or to charge off that portion of an impaired loan that represented the impairment or shortfall amount as determined utilizing one of the three methods described in ASC 310-10-35-22. Impairment on non-collateral dependent restructured loans was measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount, if any, was generally charged off and recorded against the allowance for loan losses at the time impairment was measurable and a probable loss was determined. The Company measured impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may also have measured impairment based on an observable market price for the loan, or the value of the collateral, for collateral dependent loans. Impairment on collateral dependent restructured loans was measured by determining the amount by which our recorded investment in the impaired loan exceeded the fair value of the collateral less estimated selling costs. The fair value was generally determined by one or more appraisals of the collateral, performed by a Company-approved third-party independent appraiser. The majority of impaired loans that were collateral dependent were charged off down to their estimated fair value of the collateral (less selling costs) at each reporting date based on current appraised value.
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
Provision and Allowance for Credit Losses
— On January 1, 2020, the Company adopted ASU
No. 2016-13,
“Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaces the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, HTM securities, loan commitments, and financial guarantees. AFS debt securities are measured at fair value and are subject to impairment testing. This ASU modifies the OTTI model for AFS debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. When an AFS debt security is considered impaired, and the Company determines that the decline in fair value has resulted from a credit-related loss (as described previously under
Investment Securities)
, then an allowance for credit losses will be recognized by a charge to earnings for the credit-related component of the decline in fair value. As a result, we will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as required prior to the adoption of CECL. As a policy election, we exclude the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the condensed consolidated balance sheet. If accrued interest is not received, it is reversed against interest income, which was zero for 2020
.
The Company developed allowance models that calculate reserves over the average life of the loan, which includes the remaining time to maturity, adjusted for estimated prepayments applied as an adjustment to our commercial real estate and commercial and industrial loans. The allowance is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level, for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. A substantial portion of the ACL relates to loans within the Commercial Real Estate and Commercial and Industrial methodologies, each evaluated on a collective basis. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Payment Protection Program loans). The collective ACL methodologies include an estimation framework that uses loss experiences of data sets of unique loans aggregated by each pool, respectively, to derive loss rates at the pool level during the average life of the underlying loans. Our ACL amounts are largely driven by portfolio characteristics, including loss history, Original Loan to Value Ratios (“OLTV”), internal risk grading, macroeconomic variables and the associated economic outlook, as well as other key methodology assumptions. The Company’s ACL estimate incorporates a reasonable and supportable forecast of various macro-economic variables over the remaining average life of our loans. This forecast incorporates an assumption that each macro-economic variable will revert to a long-term expectation, starting in years 2-3, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The economic forecast is based on probability weighted scenarios to address macroeconomic uncertainty. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.
We monitor credit quality by evaluating various risk attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses.

An important element of our approach to credit risk management is our loan risk rating system (Pass, Special Mention, Substandard, Doubtful and Loss). Loan risk ratings are updated as facts related to the loan or borrower become available. In addition, all term loans in excess of $1.0 million are subject to an annual internal credit review process where all factors underlying the loan, borrower and guarantors are subject to review which may result in changes to the loan’s risk rating.
Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 6 —
Loans and Lease Finance Receivables and Allowance for Credit Losses, Credit Quality Indicators
Provision and Allowance for Loan Losses (“ALLL”) —
Prior to adoption of CECL,
the allowance for loan losses was management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance was increased by the provision for loan losses and recoveries of prior loan losses, and it was decreased by recapture of provision for loan losses and by charge-offs taken when management believed the uncollectability of any loan was confirmed. Subsequent recoveries, if any, were added to the allowance. The determination of the balance in the allowance for loan losses was based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflected an amount that, in management’s judgment, was appropriate to provide for probable loan losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that would deserve current recognition in estimating inherent loan losses.
There were different qualitative risks for the loans in each portfolio segment. The construction and real estate segments’ predominant risk characteristic was the collateral and the geographic location of the property collateralizing the loan as well as the operating cash flow for commercial real estate properties. The commercial and industrial segment’s predominant risk characteristics were the cash flows of the businesses we lend to, the global cash flows and liquidity of the guarantors, as well as economic and market conditions. SBA 504 loans had risk characteristics that were similar to the real estate loan segment, while SBA 7(a) loans had risks that were similar to commercial and industrial loans. The dairy & livestock segment’s predominant risk characteristics were milk and beef prices in the market as well as the cost of feed and cattle. The Agribusiness segment’s predominant risk characteristics were the supply and demand conditions of the product, production seasonality, the scale of operations and ability to control costs, the availability and cost of water, and operator experience. The municipal lease segment’s predominant risk characteristics were the municipality’s general financial condition and tax revenues or if applicable the specific project related financial condition. The consumer, auto and other segment’s predominant risk characteristics were employment and income levels as they relate to consumers and cash flows of the businesses as they relate to equipment and vehicle leases to businesses.
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
Prior to January 1, 2020, performing loans acquired through business combinations were evaluated separately by each acquired portfolio using the ALLL methodology. The results of the ALLL methodology were compared to the remaining fair value discounts by portfolio. If the remaining fair value discounts were determined to be insufficient, the allowance was increased to reflect the additional risk in the portfolio.
Reserve for Unfunded Loan Commitments
— The reserve for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. Effective January 1, 2020, the reserve is calculated on the expected portion of the commitment to be funded over its life and the life of the commitment loss expectation, utilizing the same three collective pool methodologies described for the Allowance for Credit Losses. We include the reserve for unfunded loan commitments in other liabilities and the related provision in other noninterest expense.
Prior to adoption of CECL, we used the historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded loan commitments were funded. Separately, we used historical trends to calculate a probability of an unfunded loan commitment being funded. We applied the loan funding probability factor to risk-factor adjusted unfunded loan commitments by credit risk-rating to derive the reserve for unfunded loan commitments, similar to funded loans. The reserve for unfunded loan commitments also included certain qualitative allocations as deemed appropriate by management.
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
are
tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was no recorded impairment as of December 31, 2020.
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
Bank Owned Life Insurance
— The Company invests in Bank Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a select group of employees. The Company is the owner and primary beneficiary of these policies. BOLI is recorded as an asset at the cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employee
.
Income Taxes
— Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings, the Company considers the future realization of these deferred tax assets more likely than not.
The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.
Operating Leases —
The Company’s leasing portfolio consists of real estate leases, which are used primarily for the banking operations of the Company. All leases in the current portfolio have been classified as operating leases, although this may change in the future. Operating leases with a term of more than one year are included in operating lease right-of-use
(“ROU”) assets and operating lease liabilities on the Company’s consolidated balance sheets. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration.
Operating lease ROU assets and lease liabilities are included in other assets
and
other liabilities
, respectively, on the Company’s consolidated balance sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset, at adoption of this ASU, was recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. The lease terms include periods covered by options to extend or terminate the lease depending on whether the Company is reasonably certain to exercise such options. Refer to Note 23 —
Leases
for more information.
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
Other Contingencies
— In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 14 —
Commitments and Contingencies
at December 31, 2020, the Company does not have any material litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

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

The table below summarizes the amounts recognized for the estimated fair value of assets acquired and the liabilities assumed as of the acquisition date
.

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
For the year ended December 31, 2020, the Company did not incur any merger related expenses associated with the CB acquisition, compared to $6.4 million and $16.4 million for the years ended December 31, 2019 and 2018, respectively.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the year ended December 31, 2018. This unaudited estimated pro forma financial information was calculated as if CB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of CB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma Year Ended December 31, 2018
(Dollars in thousands, except per share amounts)

Total revenues (net interest income plus noninterest income)	$488,620
Net income	$181,433
Earnings per share - basic	$1.30
Earnings per share - diluted	$1.29

5.	INVESTMENT SECURITIES
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

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,857,030	$48,006	$(101)	$1,904,935	79.41%
CMO/REMIC	457,548	5,515	(249)	462,814	19.29%
Municipal bonds	28,707	1,578	-	30,285	1.26%
Other securities	889	-	-	889	0.04%

Total available-for-sale securities	$2,344,174	$55,099	$(350)	$2,398,923	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$98,663	$5,877	$-	$104,540	17.05%
Mortgage-backed securities	146,382	7,644	(32)	153,994	25.30%
CMO/REMIC	145,309	5,202	-	150,511	25.11%
Municipal bonds	188,272	6,980	(74)	195,178	32.54%

Total held-to-maturity securities	$578,626	$25,703	$(106)	$604,223	100.00%

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,185,757	$21,306	$(750)	$1,206,313	69.32%
CMO/REMIC	493,214	1,392	(896)	493,710	28.37%
Municipal bonds	38,506	850	(2)	39,354	2.26%
Other securities	880	-	-	880	0.05%

Total available-for-sale securities	$1,718,357	$23,548	$(1,648)	$1,740,257	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$117,366	$2,280	$(657)	$118,989	17.40%
Mortgage-backed securities	168,479	2,083	(54)	170,508	24.98%
CMO/REMIC	192,548	-	(2,458)	190,090	28.55%
Municipal bonds	196,059	3,867	(565)	199,361	29.07%

Total held-to-maturity securities	$674,452	$8,230	$(3,734)	$678,948	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$35,129	$38,189	$44,423
Tax-advantaged	923	1,141	1,565

Total interest income from available-for-sale securities	36,052	39,330	45,988

Investment securities held-to-maturity:
Taxable	9,542	11,498	11,848
Tax-advantaged	4,681	5,890	7,053

Total interest income from held-to-maturity securities	14,223	17,388	18,901

Total interest income from investment securities	$50,275	$56,718	$64,889

The adoption of CECL did not have a material impact on the accounting for investment securities, as approximately 93% of the total investment securities portfolio at December 31, 2020 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately
AA-
or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity
investment securities under the new CECL model was zero at December 31, 2020.
We adopted ASU
2016-13
on January 1, 2020, on a prospective basis. Under this ASU, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our AFS and HTM securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. Management determined that there were no credit losses for securities in an unrealized loss position for 2020.

The following table presents the Company’s
available-for-sale
investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2020.

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$72,219	$(101)	$-	$-	$72,219	$(101)
CMO/REMIC	96,974	(249)	-	-	96,974	(249)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$169,193	$(350)	$-	$-	$169,193	$(350)

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

Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 2.6 years. Of the total MBS/CMO, 100% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related impairments for the year ended December 31, 2020 and no OTTI recognized in earnings for the year ended December 31, 2019.
Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 10.2 years, represented approximately 7% of the total investment portfolio and are predominately AA or higher rated securities. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments were not considered impaired at December 31, 2020 and there were no losses recognized in earnings for the year ended December 31, 2019.
At December 31, 2020 and 2019, investment securities having a carrying value of approximately $1.81 billion and $1.64 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at December 31, 2020, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 18 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2020
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$10,473	$10,499	$2,724	$2,751
Due after one year through five years	2,204,046	2,255,300	305,248	317,994
Due after five years through ten years	92,729	94,795	75,561	79,295
Due after ten years	36,926	38,329	195,093	204,183

Total investment securities	$2,344,174	$2,398,923	$578,626	$604,223

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2020
.

6.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The following table provides a summary of total loans and lease finance receivables by type.

	December 31,
	2020	2019
	(Dollars in thousands)

Commercial real estate	$5,501,509	$5,374,617
Construction	85,145	116,925
SBA	303,896	305,008
SBA - Paycheck Protection Program (PPP)	882,986	-
Commercial and industrial	812,062	935,127
Dairy & livestock and agribusiness	361,146	383,709
Municipal lease finance receivables	45,547	53,146
SFR mortgage	270,511	283,468
Consumer and other loans	86,006	116,319
Total loans	8,348,808	7,568,319
Less: Deferred loan fees, net (1)	-	(3,742)
Total loans, net of deferred loan fees	8,348,808	7,564,577
Less: Allowance for credit losses	(93,692)	(68,660)
Total loans and lease finance receivables, net	$8,255,116	$7,495,917

(1)	Beginning with March 31, 2020, gross loans are presented net of deferred loan fees by respective class of financing receivables.
A
s of December 31, 2020, 70.16% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 65.90% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2020, $314.4 million, or 5.72% of the total commercial real estate loans included loans secured by farmland, compared to $241.8 million, or 4.50%, at December 31, 2019. The loans secured by farmland included $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020, compared to $125.9 million for loans secured by dairy & livestock land and $115.9 million for loans secured by agricultural land at December 31, 2019. As of December 31, 2020, dairy & livestock and agribusiness loans of $361.1 million were comprised of $320.1 million for dairy & livestock loans and $41.0 million for agribusiness loans, compared to $323.5 million for dairy & livestock loans and $60.2 million for agribusiness loans at December 31, 2019.
At December 31, 2020 and 2019, loans totaling $6.07 billion and $6.03 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.
There were no outstanding loans
held-for-sale
as of December 31, 2020 and 2019.
Credit Quality Indicators
We monitor credit quality by evaluating various risk attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. Internal credit risk ratings, within our loan risk rating system, are the credit quality indicators that we most closely monitor.
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

The following table summarizes loans by type, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$979,499	$691,091	$607,753	$617,640	$550,105	$1,646,876	$192,583	$24,548	$5,310,095
Special Mention	9,332	7,162	30,049	43,870	17,398	49,840	5,720	994	164,365
Substandard	-	491	2,157	7,382	2,528	13,790	360	341	27,049
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial real estate loans:	$988,831	$698,744	$639,959	$668,892	$570,031	$1,710,506	$198,663	$25,883	$5,501,509

Construction loans:
Risk Rating:
Pass	$14,511	$9,350	$14,945	$2,258	$-	$4	$44,077	$-	$85,145
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Construction loans:	$14,511	$9,350	$14,945	$2,258	$-	$4	$44,077	$-	$85,145

SBA loans:
Risk Rating:
Pass	$47,901	$12,821	$44,950	$58,839	$26,136	$86,085	$-	$2,976	$279,708
Special Mention	-	-	-	5,446	1,336	5,648	-	-	12,430
Substandard	-	-	904	5,503	1,554	3,797	-	-	11,758
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA loans:	$47,901	$12,821	$45,854	$69,788	$29,026	$95,530	$-	$2,976	$303,896

SBA - PPP loans:
Risk Rating:
Pass	$882,986	$-	$-	$-	$-	$-	$-	$-	$882,986
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA - PPP loans:	$882,986	$-	$-	$-	$-	$-	$-	$-	$882,986

Commercial and industrial loans:
Risk Rating:
Pass	$104,478	$168,050	$62,453	$56,043	$32,149	$76,019	$257,250	$6,058	$762,500
Special Mention	1,995	1,081	1,892	1,028	95	4,882	17,395	1,132	29,500
Substandard	4,346	860	3,996	2,282	285	94	6,677	1,522	20,062
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial and industrial loans:	$110,819	$169,991	$68,341	$59,353	$32,529	$80,995	$281,322	$8,712	$812,062

Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,041	$1,765	$1,199	$5,680	$120	$320	$319,211	$363	$329,699
Special Mention	878	-	364	-	-	-	13,255	1,511	16,008
Substandard	-	-	784	693	2,285	-	-	11,677	15,439
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Dairy & livestock and agribusiness loans:	$1,919	$1,765	$2,347	$6,373	$2,405	$320	$332,466	$13,551	$361,146

Municipal lease finance receivables loans:
Risk Rating:
Pass	$8,478	$-	$2,556	$10,249	$3,586	$20,266	$-	$-	$45,135
Special Mention	-	-	-	-	-	412	-	-	412
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Municipal lease finance receivables loans:	$8,478	$-	$2,556	$10,249	$3,586	$20,678	$-	$-	$45,547

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
SFR mortgage loans:
Risk Rating:
Pass	$65,463	$59,596	$29,142	$22,452	$27,192	$62,593	$3	$-	$266,441
Special Mention	-	-	-	-	-	452	-	-	452
Substandard	-	-	-	-	229	2,957	-	432	3,618
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SFR mortgage loans:	$65,463	$59,596	$29,142	$22,452	$27,421	$66,002	$3	$432	$270,511

Consumer and other loans:
Risk Rating:
Pass	$8,557	$2,077	$871	$969	$1,586	$961	$67,774	$1,688	$84,483
Special Mention	-	-	-	-	-	91	517	22	630
Substandard	-	-	-	-	-	172	-	721	893
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Consumer and other loans:	$8,557	$2,077	$871	$969	$1,586	$1,224	$68,291	$2,431	$86,006

Gross loans:
Risk Rating:
Pass	$2,112,914	$944,750	$763,869	$774,130	$640,874	$1,893,124	$880,898	$35,633	$8,046,192
Special Mention	12,205	8,243	32,305	50,344	18,829	61,325	36,887	3,659	223,797
Substandard	4,346	1,351	7,841	15,860	6,881	20,810	7,037	14,693	78,819
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Gross loans:	$2,129,465	$954,344	$804,015	$840,334	$666,584	$1,975,259	$924,822	$53,985	$8,348,808

The following table summarizes loans by type, according to our internal risk ratings as of the date presented.

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful & Loss	Total
	(Dollars in thousands)
Commercial real estate
Owner occupied	$1,977,007	$78,208	$28,435	$-	$2,083,650
Non-owner occupied	3,280,580	10,005	382	-	3,290,967
Construction
Speculative	106,895	-	-	-	106,895
Non-speculative	10,030	-	-	-	10,030
SBA	283,430	11,032	10,546	-	305,008
Commercial and industrial	895,234	35,473	4,420	-	935,127
Dairy & livestock and agribusiness	320,670	35,920	27,119	-	383,709
Municipal lease finance receivables	52,676	470	-	-	53,146
SFR mortgage	280,010	1,957	1,501	-	283,468
Consumer and other loans	114,870	421	1,028	-	116,319

Total gross loans	$7,321,402	$173,486	$73,431	$-	$7,568,319

Allowance for Credit Losses
The allowance for credit losses for 2020 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 –
Summary of Significant Accounting Policies
contained herein for a more detailed discussion concerning the allowance for credit losses.
Our allowance for credit losses decreased in the fourth quarter by $177,000, as a result of net charge-offs of $177,000. There was no provision for credit losses in the fourth quarter of 2020. Our allowance for credit losses at December 31, 2020 was $93.7 million or 1.12% of total loans. For the year ended December 31, 2020, the ACL increased by $25.0 million, including a $1.8 million increase from the adoption of CECL on January 1, 2020. The increase in the ACL was primarily due to $23.5 million in provision for credit losses recorded in the first half of 2020 resulting from the forecasted changes in macroeconomic variables related to the
COVID-19
pandemic. Our economic forecast continues to be a blend of multiple forecasts produced by Moody
’s
,

including

Moody’s baseline forecast
,
as well as upside and downside forecasts. The baseline forecast continues to
represent the largest
weighting in our multi-weighted forecast scenario
,

while due to economic uncertainty a greater weighting was placed on the downside economic forecast, relative to the upside forecast. Our forecast assumes GDP will increase by
2.5
% in
2021
 and then grow by
3.6
% in 202
2
 and

202
3
. The unemployment rate  is forecasted to be

7.7
% in 2021,
before declining to
7.2
% percent in 2022
and

5.7
%
in 2023.
Management believes that the ACL was appropriate at December 31, 2020 and 2019.
As t
here is a high degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment
loans by type for the periods presented.

	Year Ended December 31, 2020
	Ending Balance, prior to adoption of ASU 2016-13 December 31, 2019	Impact of Adoption of ASU 2016-13	Charge- offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2020
	(Dollars in thousands)
Commercial real estate	$48,629	$3,547	$-	$-	$23,263	$75,439
Construction	858	655	-	11	410	1,934
SBA	1,453	1,818	(362)	72	11	2,992
SBA - PPP	-	-	-	-	-	-
Commercial and industrial	8,880	(2,442)	(195)	10	889	7,142
Dairy & livestock and agribusiness	5,255	(186)	-	-	(1,120)	3,949
Municipal lease finance receivables	623	(416)	-	-	(133)	74
SFR mortgage	2,339	(2,043)	-	206	(135)	367
Consumer and other loans	623	907	(109)	59	315	1,795

Total allowance for credit losses	$68,660	$1,840	$(666)	$358	$23,500	$93,692

	Year Ended December 31, 2019
	Ending Balance December 31, 2018	Charge- offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance December 31, 2019
	(Dollars in thousands)
Commercial real estate	$45,097	$-	$-	$3,532	$48,629
Construction	981	-	12	(135)	858
SBA	1,078	(321)	9	687	1,453
Commercial and industrial	7,528	(48)	255	1,145	8,880
Dairy & livestock and agribusiness	5,225	(78)	19	89	5,255
Municipal lease finance receivables	775	-	-	(152)	623
SFR mortgage	2,197	-	196	(54)	2,339
Consumer and other loans	732	(7)	10	(112)	623

Total allowance for loan losses	$63,613	$(454)	$501	$5,000	$68,660

	Year Ended December 31, 2018
	Ending Balance December 31, 2017	Charge- offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance December 31, 2018
	(Dollars in thousands)
Commercial real estate	$41,722	$-	$-	$3,212	$44,934
Construction	984	-	2,506	(2,509)	981
SBA	869	(257)	20	430	1,062
Commercial and industrial	7,280	(10)	82	168	7,520
Dairy & livestock and agribusiness	4,647	-	19	549	5,215
Municipal lease finance receivables	851	-	-	(76)	775
SFR mortgage	2,112	(13)	51	46	2,196
Consumer and other loans	753	(11)	141	(157)	726
PCI loans	367	-	-	(163)	204

Total allowance for loan losses	$59,585	$(291)	$2,819	$1,500	$63,613

The following table presents the recorded investment in loans held-for-investment
and the related ACL by loan type, based on the Company’s methodology for determining the ACL for the periods presented.

	December 31, 2019
	Recorded Investment in Loans		Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
	(Dollars in thousands)
Commercial real estate	$1,121	$5,373,496	$-	$48,629
Construction	-	116,925	-	858
SBA	2,568	302,440	257	1,196
Commercial and industrial	1,344	933,783	251	8,629
Dairy & livestock and agribusiness	-	383,709	-	5,255
Municipal lease finance receivables	-	53,146	-	623
SFR mortgage	2,979	280,489	-	2,339
Consumer and other loans	377	115,942	-	623

Total	$8,389	$7,559,930	$508	$68,152

Past Due and Nonperforming Loans
We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, and to determine the adequacy of the ACL, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 –
Summary of Significant Accounting Policies
, included herein, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the date presented.

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$-	$7,208	$7,208	$2,136,051	$2,143,259
Non-owner occupied	-	-	-	-	3,358,250	3,358,250
Construction
Speculative (1)	-	-	-	-	72,126	72,126
Non-speculative	-	-	-	-	13,019	13,019
SBA	531	2,415	1,025	3,971	299,925	303,896
SBA - PPP	-	-	-	-	882,986	882,986
Commercial and industrial	608	811	2,338	3,757	808,305	812,062
Dairy & livestock and agribusiness	-	-	784	784	360,362	361,146
Municipal lease finance receivables	-	-	-	-	45,547	45,547
SFR mortgage	-	-	229	229	270,282	270,511
Consumer and other loans	-	-	-	-	86,006	86,006

Total gross loans	$1,139	$3,226	$11,584	$15,949	$8,332,859	$8,348,808

(1)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
Following the adoption of CECL on January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance, are presented as of December 31, 2020 by type of loan.

	December 31, 2020
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$7,563	$7,563	$-
Non-owner occupied	-	-	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	2,035	2,273	-
SBA - PPP	-	-	-
Commercial and industrial	1,576	3,129	-
Dairy & livestock and agribusiness	785	785	-
Municipal lease finance receivables	430	-	-
SFR mortgage	-	430	-
Consumer and other loans	167	167	-

Total gross loans	$12,556	$14,347	$-

(1)	As of December 31, 2020, $1.4 million of nonaccruing loans were current, $2,000 were 30-59 days past due, $1.3 million were 60-89 days past due, and $11.6 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Excludes $184,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

The following table presents the recorded investment in, and the aging of, past due and nonaccrual loans, by type of loans as of the date presented.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Total Past Due and Accruing	Nonaccrual (1) (3)	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$-	$-	$479	$2,083,171	$2,083,650
Non-owner occupied	-	-	-	245	3,290,722	3,290,967
Construction
Speculative (2)	-	-	-	-	106,895	106,895
Non-speculative	-	-	-	-	10,030	10,030
SBA	870	532	1,402	2,032	301,574	305,008
Commercial and industrial	2	-	2	1,266	933,859	935,127
Dairy & livestock and agribusiness	-	-	-	-	383,709	383,709
Municipal lease finance receivables	-	-	-	-	53,146	53,146
SFR mortgage	6	243	249	878	282,341	283,468
Consumer and other loans	-	-	-	377	115,942	116,319

Total gross loans	$878	$775	$1,653	$5,277	$7,561,389	$7,568,319

(1)	As of December 31, 2019, $1.2 million of nonaccruing loans were current, $59,000 were 30-59 days past due, $1.1 million were 60-89 days past due and $2.9 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Excludes $2.0 million of guaranteed portion of nonaccrual SBA loans that are in process of collection.

Impaired Loans (prior to adoption of CECL)
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. As a result of the change, the following tables present information about our impaired loans and lease finance receivables, individually evaluated for Impairment by type of loans, as of December 31, 2019 and 2018, prior to the date of adoption of the amendments to the credit loss standard.

	As of and For the Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$479	$613	$-	$505	$-
Non-owner occupied	642	643	-	681	26
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SBA	2,243	2,734	-	2,389	41
Commercial and industrial	1,091	1,261	-	1,369	4
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	2,979	3,310	-	3,043	86
Consumer and other loans	377	514	-	396	-

Total	7,811	9,075	-	8,383	157

With a related allowance recorded:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SBA	325	324	257	327	-
Commercial and industrial	253	347	251	699	-
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

Total	578	671	508	1,026	-

Total impaired loans	$8,389	$9,746	$508	$9,409	$157

	As of and For the Year Ended December 31, 2018 (1)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$589	$705	$-	$624	$-
Non-owner occupied	2,808	4,324	-	4,585	32
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SBA	3,467	5,746	-	3,919	44
Commercial and industrial	7,436	11,457	-	7,718	7
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	5,349	6,270	-	5,484	80
Consumer and other loans	418	526	-	459	-

Total	20,067	29,028	-	22,789	163

With a related allowance recorded:
Commercial real estate
Owner occupied	-	-	-	-	-
Non-owner occupied	3,143	3,144	478	3,144	-
Construction
Speculative	-	-	-	-	-
Non-speculative	-	-	-	-	-
SBA	-	-	-	-	-
Commercial and industrial	189	191	3	203	-
Dairy & livestock and agribusiness	78	78	12	78	-
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	68	100	68	76	-

Total	3,478	3,513	561	3,501	-

Total impaired loans	$23,545	$32,541	$561	$26,290	$163

(1)	Excludes PCI loans.

Collateral Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the recorded investment in collateral-dependent loans by type of loans as of the date presented.

	December 31, 2020			Number of Loans Dependent on Collateral
	Real Estate	Business Assets	Other
	(Dollars in thousands)

Commercial real estate	$7,883	$-	$-	8
Construction	-	-	-	-
SBA	1,761	326	185	10
SBA - PPP	-	-	-	-
Commercial and industrial	470	5,542	95	18
Dairy & livestock and agribusiness	-	785	-	1
Municipal lease finance receivables	-	-	-	-
SFR mortgage	430	-	-	2
Consumer and other loans	168	-	-	2

Total collateral-dependent loans	$10,712	$6,653	$280	41

Reserve for Unfunded Loan Commitments
The allowance for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. As a result of the adoption of ASU
2016-13,
the reserve for unfunded loan commitments included a transition adjustment of $41,000 as of January 1, 2020. There was no provision or recapture of provision for unfunded commitments for the years ended December 31, 2020 and 2019, compared with a recapture of provision for unfunded loan commitments of $250,000 for the year ended December 31, 2018. As of December 31, 2020 and 2019, the balance in this reserve was $9.0 million and was included in other liabilities.
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
, included herein.
As of December 31, 2020, there were $2.2 million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2020, performing TDRs were comprised of seven SFR mortgage loans of $1.8 million, one commercial real estate loan of $320,000, and one commercial and industrial loan of $43,000.
The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time a probable loss is determined. We have no allocated allowance to TDRs as of December 31, 2020 and December 31, 2019.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$3,112	$3,594
New modifications	-	-
Payoffs/payments, net and other	(953)	(482)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$2,159	$3,112

Nonperforming TDRs:
Beginning balance	$244	$3,509
New modifications	-	-
Charge-offs	-	(78)
Transfer to OREO	-	(2,275)
Payoffs/payments, net and other	(244)	(912)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$-	$244

Total TDRs	$2,159	$3,356

The following tables summarize loans modified as TDRs for the periods presented. There were no loans that were modified as TDRs for the years ended December 31, 2020 and 2019.
Modifications (1)

	For the Year Ended December 31, 2018 (2)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2018	Financial Effect Resulting From Modifications (3)
	(Dollars in thousands)
Commercial real estate:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	38	38	20	-
Dairy & livestock and agribusiness:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	311	311	300	-
Consumer:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	1	278	278	267	-

Total loans	3	$627	$627	$587	$-

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Excludes PCI loans.
(3)	Financial effects resulting from modifications represent charge-offs and specific allowance recorded at modification date.
As of December 31, 2020 and 2019, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted.
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

7.	OTHER REAL ESTATE OWNED
The following table summarizes the activity related to total OREO for the periods presented.

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)

Balance, beginning of period	$4,889	$420
Additions	-	4,889
Dispositions	(797)	(420)
Valuation adjustments	(700)	-

Balance, end of period	$3,392	$4,889

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill for the periods presented.

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)

Balance, beginning of period	$663,707	$666,539
Purchase accounting adjustments	-	(2,832)

Balance, end of period	$663,707	$663,707

The following summarizes changes in CDI and the related accumulated amortization for the periods presented.

	Year Ended December 31,
	2020			2019
	Gross CDI	Accumulated	Net CDI	Gross CDI	Accumulated	Net CDI
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)

Balance of intangible assets, beginning of period	$93,297	$(50,311)	$42,986	$93,297	$(39,513)	$53,784
Amortization		(9,352)	(9,352)		(10,798)	(10,798)

Balance of intangible assets, end of period	$93,297	$(59,663)	$33,634	$93,297	$(50,311)	$42,986

The following table reflects the estimated amortization expense for the periods presented, as of December 31, 2020.

December 31, 2020
Year:	(Dollars in thousands)

2021	$8,240
2022	7,126
2023	6,010
2024	4,892
2025	3,773
Thereafter	3,593

Total	$33,634

At December 31, 2020 the weighted average remaining life of intangible assets is approximately 2.54 years.

9.	PREMISES AND EQUIPMENT
Premises and equipment were comprised of the following as of the dates presented.

	December 31,
	2020	2019
	(Dollars in thousands)

Land	$18,798	$19,188
Bank premises	70,130	68,387
Furniture and equipment	29,058	27,540

Premises and equipment, gross	117,986	115,115
Accumulated depreciation and amortization	(66,842)	(61,137)

Premises and equipment, net	$51,144	$53,978

For the first six months of 2019, a total of 10 banking centers were consolidated, including nine former CB centers. In 2020, the Bank recognized $1.7 million in net gain on the sale of our bank owned buildings, compared to $4.8 million in 2019.
Total depreciation and amortization expense was approximately $6.9 million, $6.8 million and $6.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10.	OTHER ASSETS
Other assets were comprised of the following as of the dates presented.

	December 31,
	2020	2019
	(Dollars in thousands)

Prepaid expenses	$6,929	$6,571
Interest rate swaps	30,181	11,502
ROU assets	19,112	18,522
Affordable housing investments	10,617	12,452
Other investments	48,017	45,540
Other assets	12,841	15,550

Total	$127,697	$110,137

11.	INCOME TAXES
The current and deferred amounts of income tax expense consist of the following.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Current provision:
Federal	$48,328	$51,564	$31,055
State	28,469	29,487	20,546

	76,797	81,051	51,601

Deferred provision:
Federal	(2,997)	486	5,158
State	(1,439)	1,710	2,353

	(4,436)	2,196	7,511

Total	$72,361	$83,247	$59,112

Income tax asset consists of the
following
.

	December 31,
	2020	2019
	(Dollars in thousands)
Current:
Federal	$5,408	$5,890
State	2,610	3,456

	8,018	9,346

Deferred:
Federal	14,779	17,580
State	6,743	8,661

	21,522	26,241

Total	$29,540	$35,587

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. The components of the net deferred tax asset are as follows.

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$32,671	$24,282
Net operating loss carryforward	10	75
Deferred compensation	6,607	6,942
PCI loans	663	2,299
California franchise tax	4,584	4,281
Accrued expense	4,662	4,831
Acquired loan discounts	9,709	15,180
Lease liability	6,369	6,175
Other, net	3,865	1,453

Gross deferred tax asset	69,140	65,518

Deferred tax liabilities:
Depreciation	2,675	3,895
Intangibles - acquisitions	15,376	16,941
FHLB Stock	2,525	2,525
Deferred income	3,544	3,055
Right of use asset	6,080	5,893
Unrealized gain on investment securities, net	17,418	6,968

Gross deferred tax liability	47,618	39,277

Net deferred tax asset	$21,522	$26,241

Annual Effective Tax Rate
The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	Year Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$52,399	21.0%	$61,126	21.0%	$44,334	21.0%
State franchise taxes, net of federal benefit	20,950	8.4%	24,430	8.4%	17,905	8.5%
Tax-exempt income	(3,191)	(1.3%)	(3,081)	(1.1%)	(2,991)	(1.4%)
Tax credits	(1,946)	(0.8%)	(2,153)	(0.7%)	(1,451)	(0.7%)
Other, net	4,149	1.7%	2,925	1.0%	1,315	0.6%

Provision for income taxes	$72,361	29.0%	$83,247	28.6%	$59,112	28.0%

There were no
significant

unrecognized tax benefits at December 31, 2020 and 2019. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.
The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2015 through
2020
are open to audit by the federal authorities and our California state tax returns for the years ended December 31,
2015
through
2020
are open to audit by state authorities.

12.	DEPOSITS
The composition of deposits is summarized for the periods presented in the table below.

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$7,455,387	63.52%	$5,245,517	60.26%
Interest-bearing deposits
Investment checking	517,976	4.42%	454,565	5.22%
Money market	2,869,348	24.45%	2,158,161	24.79%
Savings	492,096	4.19%	400,377	4.60%
Time deposits	401,694	3.42%	446,308	5.13%

Total deposits	$11,736,501	100.00%	$8,704,928	100.00%

Time deposits with balances of $
250,000
or more amounted to approximately $100.3 million and $107.9 million at December 31, 2020 and 2019, respectively.
At December 31, 2020, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2020
Year of maturity:	(Dollars in thousands)
2021	$362,469
2022	24,155
2023	5,096
2024	1,311
2025 and thereafter	8,663

Total	$401,694

13.	BORROWINGS
Customer Repurchase Agreements
The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of December 31, 2020, total funds borrowed under these agreements were $439.4 million with a weighted average interest rate of 0.10%, compared to $428.7 million with a weighted average rate of 0.44% at December 31, 2019.
Federal Home Loan Bank Advances
At December 31, 2020 and 2019, there were no outstanding FHLB advances.
At December 31, 2020, $6.07 billion of loans and $1.81 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Other Borrowings
At December 31, 2020, the Bank had $5.0 million in short-term borrowings that were interest-free advances from the FHLB. We had no short-term borrowings at December 31, 2019.
Junior Subordinated Debentures
On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debentures, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2020, these securities continue to be outstanding.

14.	COMMITMENTS AND CONTINGENCIES
Commitments
At December 31, 2020 and 2019, the Bank had commitments to extend credit of approximately $1.61 billion and $1.54 billion, respectively, and obligations under letters of credit of $53.2 million and $53.1 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet
instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $9.0 million as of December 31, 2020 and 2019 included in other liabilities.
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
At December 31, 2020, the Bank has available lines of credit totaling $4.29 billion from correspondent banks, FHLB and Federal Reserve Bank of which $3.90 billion were secured.
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
Deferred Compensation Plans
As of December 31, 2020 the Company had various deferred compensation plans, which included a deferred compensation plan for its former President and Chief Executive Officer, Christopher D. Myers, and severance arrangements it assumed through the acquisition of other banks in prior years. We also offer a non-qualified
deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer a portion of their annual salary and/or short-term incentive payouts into deferral accounts to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and allows us to make discretionary contributions on behalf of a participant. No discretionary payments were made by the Company during the years ended December 31, 2020, 2019 and 2018. The Bank, however, does fund the cost of these plans through the purchase of bank owned life insurance policies, which are reflected as assets on the Company’s consolidated balance sheets. At December 31, 2020 and 2019, the total deferred compensation liability was $21.6 million and $22.7 million, respectively. Total expense for these deferred compensation agreements was approximately $1.4 million, $1.4 million, and $953,000 for each of the years ended December 31, 2020, 2019 and 2018, respectively.

401(k) and Profit Sharing Plan
The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching,
to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations
, which was 2% for 2020, 2019 and 2018.
 The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $4.3 million for 2020, $4.1 million for 201
9,

and $3.5 million for 2018.

16.	EARNINGS PER SHARE RECONCILIATION
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2020, 2019 and 2018, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 291,000, 183,000 and 160,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$177,159	$207,827	$152,003
Less: Net earnings allocated to restricted stock	572	488	429

Net earnings allocated to common shareholders	$176,587	$207,339	$151,574

Weighted average shares outstanding	136,031	139,757	121,670

Basic earnings per common share	$1.30	$1.48	$1.25

Diluted earnings per common share:
Net income allocated to common shareholders	$176,587	$207,339	$151,574

Weighted average shares outstanding	136,031	139,757	121,670
Incremental shares from assumed exercise of outstanding options	175	177	287

Diluted weighted average shares outstanding	136,206	139,934	121,957

Diluted earnings per common share	$1.30	$1.48	$1.24

17.	STOCK-BASED COMPENSATION PLANS
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

2008 Equity Incentive Plan. No further grants will be made under the 2008 Equity Incentive Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2020, we have 221,500 outstanding options, unvested RSAs under our 2008 Equity Incentive Plan.
Stock Options
The Company expensed $183,000, $352,000, and $400,000, for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated fair value of the options granted during 2020 and prior years was calculated using the Black-Scholes options pricing model. There were 217,500, 1,500 and 140,500 options granted during 2020, 2019 and 2018, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2020, 2019 and 2018, was estimated on the date of grant using the following weighted-average assumptions.

	Year Ended December 31,
	2020	2019	2018
Dividend yield	4.0%	2.4%	2.4%
Volatility	27.1%	23.3%	25.4%
Risk-free interest rate	0.4%	2.5%	2.9%
Expected life	5.3 years	5.4 years	5.4 years
Weighted average grant date fair value	$2.56	$4.35	$5.08

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
2016-09
in 2017, the Company elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period.
The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2020.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2020	359	$17.99
Granted	217	18.12
Exercised	(20)	11.64
Forfeited or expired	(128)	20.59

Outstanding at December 31, 2020	428	$17.57	4.65	$1,021

Vested or expected to vest at December 31, 2020	428	$17.57	4.65	$1,021
Exercisable at December 31, 2020	175	$16.10	4.03	$685
The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $144,000, $1.3 million and $2.2 million, respectively.
As of December 31, 2020, there was a total of $601,000 in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years. The total fair value of options vested was $183,000, $520,000 and $364,000 during 2020, 2019 and 2018, respectively. Cash received from stock option exercises was $232,000, $2.2 million and $1.7 million, in 2020, 2019 and 2018, respectively.
At December 31, 2020, options for the purchase of 428,320 shares of CVB’s common stock were outstanding under the above plans, of which options to purchase 174,710 shares were exercisable at prices ranging from $11.03 to $24.83.
The Company has a policy of issuing new shares to satisfy share option exercises.
Restricted Stock Awards and Restricted Stock Units
The Company granted 358,464, 217,000 and 424,000 restricted stock awards during 2020, 2019 and 2018 respectively. The weighted average grant date fair value of RSAs and RSUs granted in 2020, 2019 and 2018 was $18.20 per share, $20.76 per share and $23.84 per share, respectively. These awards will vest, in equal installments, over a period of approximately one to five years.

Compensation cost is recognized over the requisite service period, which is approximately one to five years, and amounted to $5.3 million, $5.2 million and $3.1 million during the years ended December 31, 2020, 2019 and 2018, respectively. Total unrecognized compensation cost related to RSAs and RSUs was $7.3 million at December 31, 2020.

The table below summarizes activity related to the Company’s non-vested
RSAs and RSUs for the year ended December 31, 2020.

	Shares	Weighted Average Fair Value
	(In thousands)
Nonvested at January 1, 2020	441	$21.25
Granted	358	18.20
Vested	(302)	20.70
Forfeited	(6)	21.34

Nonvested at December 31, 2020	491	$19.36

Under the 2018 Equity Incentive Plan, 7,322,206 shares of common stock were available for the granting of future stock-based awards as of December 31, 2020.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2020 and 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2020 and 2019, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.
As of December 31, 2020 and 2019, the Company had $25.7 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2020 and 2019.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Company	$1,415,008	16.24%	$697,258	>	8.00%			N/A
Bank	$1,372,184	15.75%	$696,849	>	8.00%	$871,061	>	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,312,316	15.06%	$522,944	>	6.00%			N/A
Bank	$1,269,492	14.57%	$522,636	>	6.00%	$696,849	>	8.00%
Common equity Tier 1 capital ratio
Company	$1,287,316	14.77%	$392,208	>	4.50%			N/A
Bank	$1,269,492	14.57%	$391,977	>	4.50%	$566,189	>	6.50%
Tier 1 Capital (to Average-Assets)
Company	$1,312,316	9.90%	$530,424	>	4.00%			N/A
Bank	$1,269,492	9.58%	$530,164	>	4.00%	$662,705	>	5.00%
As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Company	$1,391,771	16.01%	$695,651	>	8.00%			N/A
Bank	$1,376,364	15.83%	$695,471	>	8.00%	$869,339	>	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,314,152	15.11%	$521,738	>	6.00%			N/A
Bank	$1,298,745	14.94%	$521,604	>	6.00%	$695,471	>	8.00%
Common equity Tier 1 capital ratio
Company	$1,289,152	14.83%	$391,304	>	4.50%			N/A
Bank	$1,298,745	14.94%	$391,203	>	4.50%	$565,070	>	6.50%
Tier 1 Capital (to Average-Assets)
Company	$1,314,152	12.33%	$426,497	>	4.00%			N/A
Bank	$1,298,745	12.19%	$426,328	>	4.00%	$532,909	>	5.00%

In addition, the California Financial Code limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2020, declare and pay additional dividends of approximately $150.9 million.

19.	FAIR VALUE INFORMATION
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date
.
The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2020. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

	Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,904,935	$-	$1,904,935	$-
CMO/REMIC	462,814	-	462,814	-
Municipal bond s	30,285	-	30,285	-
Other securities	889	-	889	-

Total investment securities - AFS	2,398,923	-	2,398,923	-
Interest rate swaps	30,181	-	30,181	-

Total assets	$2,429,104	$-	$2,429,104	$-

Description of liability
Interest rate swaps	$30,181	$-	$30,181	$-

Total liabilities	$30,181	$-	$30,181	$-

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,206,313	$-	$1,206,313	$-
CMO/REMIC	493,710	-	493,710	-
Municipal bonds	39,354	-	39,354	-
Other securities	880	-	880	-

Total investment securities - AFS	1,740,257	-	1,740,257	-
Interest rate swaps	11,502	-	11,502	-

Total assets	$1,751,759	$-	$1,751,759	$-

Description of liability
Interest rate swaps	$11,502	$-	$11,502	$-

Total liabilities	$11,502	$-	$11,502	$-

Assets and Liabilities Measured at Fair Value on a
Non-Recurring
Basis
We may be required to measure certain assets at fair value on a non-recurring
basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a
non-recurring
basis that were held on the balance sheet at December 31, 2020 and 2019, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2020
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
SBA	76	-	-	76	24
Commercial and industrial	4,266	-	-	4,266	2,316
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loan s	-	-	-	-	-
Other real estate owned	2,275	-	-	2,275	700
Asset held-for-sale	-	-	-	-	-

Total assets	$6,617	$-	$-	$6,617	$3,040

	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2019
	(Dollars in thousands)
Description of assets

Impaired loans:
Commercial real estate	$-	$-	$-	$-	$-
Constructio n	-	-	-	-	-
SBA	359	-	-	359	513
Commercial and industrial	253	-	-	253	251
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	444	-	-	444	64
Asset held-for-sal e	-	-	-	-	-

Total assets	$1,056	$-	$-	$1,056	$828

Fair Value of Financial Instruments
The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as December 31, 2020 and 2019, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,958,160	$1,958,160	$-	$-	$1,958,160
Interest-earning balances due from depository institutions	43,563	-	43,600	-	43,600
Investment securities available-for-sale	2,398,923	-	2,398,923	-	2,398,923
Investment securities held-to-maturity	578,626	-	604,223	-	604,223
Total loans, net of allowance for credit losses	8,255,116	-	-	8,256,178	8,256,178
Swaps	30,181	-	30,181	-	30,181
Liabilities
Deposits:
Interest-bearing	$4,281,114	$-	$4,281,952	$-	$4,281,952
Borrowings	444,406	-	444,349	-	444,349
Junior subordinated debentures	25,774	-	-	19,431	19,431
Swaps	30,181	-	30,181	-	30,181

	December 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$185,518	$185,518	$-	$-	$185,518
Interest-earning balances due from depository institutions	2,931	-	2,938	-	2,938
Investment securities available-for-sale	1,740,257	-	1,740,257	-	1,740,257
Investment securities held-to-maturity	674,452	-	678,948	-	678,948
Total loans, net of allowance for loan losses	7,495,917	-	-	7,343,167	7,343,167
Swaps	11,502	-	11,502	-	11,502
Liabilities
Deposits:
Interest-bearing	$3,459,411	$-	$3,457,922	$-	$3,457,922
Borrowings	428,659	-	428,330	-	428,330
Junior subordinated debentures	25,774	-	-	20,669	20,669
Swaps	11,502	-	11,502	-	11,502
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

20.	DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2020, the Bank has entered into 147 interest-rate swap agreements with customers with a notional amount totaling $503.8 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.
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
Balance Sheet Classification of Derivative Financial Instruments
As of December 31, 2020 and 2019, the total notional amount of the Company’s swaps was $503.8 million and $260.0 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$30,181	Other liabilities	$30,181

Total derivatives		$30,181		$30,181

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,502	Other liabilities	$11,502

Total derivatives		$11,502		$11,502

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings
The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Year Ended December 31,
		2020	2019	2018
		(Dollars in thousands)
Interest rate swaps	Other income	$5,025	$1,806	$340

Total		$5,025	$1,806	$340

21.	OTHER COMPREHENSIVE INCOME (LOSS)
The tables below provide a summary of the components of OCI for the periods presented.

	Year Ended December 31,
	2020			2019			2018
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:

Net change in fair value recorded in accumulated OCI	$32,849	$(9,711)	$23,138	$45,486	$(13,447)	$32,039	$(26,435)	$7,815	$(18,620)
Amortization of unrealized (losses) gains on securities transferred from available- for-sale to held-to- maturity	(572)	169	(403)	(1,614)	477	(1,137)	(2,091)	619	(1,472)
Net realized gain reclassified into earnings (1)	-	-	-	(5)	1	(4)	-	-	-

Net change	$32,277	$(9,542)	$22,735	$43,867	$(12,969)	$30,898	$(28,526)	$8,434	$(20,092)

(1)	Included in other noninterest income.

22.	BALANCE SHEET OFFSETTING
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

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged
	(Dollars in thousands)
December 31, 2020

Financial assets:
Derivatives not designated as hedging instruments	$30,181	$-	$-	$30,181	$-	$30,181

Total	$30,181	$-	$-	$30,181	$-	$30,181

Financial liabilities:
Derivatives not designated as hedging instruments	$30,434	$(253)	$30,181	$253	$(63,730)	$(33,296)
Repurchase agreements	439,406	-	439,406	-	(483,603)	(44,197)

Total	$469,840	$(253)	$469,587	$253	$(547,333)	$(77,493)

December 31, 2019

Financial assets:
Derivatives not designated as hedging instruments	$11,502	$-	$-	$11,502	$-	$11,502

Total	$11,502	$-	$-	$11,502	$-	$11,502

Financial liabilities:
Derivatives not designated as hedging instruments	$11,619	$(117)	$11,502	$117	$(23,312)	$(11,693)
Repurchase agreements	428,659	-	428,659	-	(510,138)	(81,479)

Total	$440,278	$(117)	$440,161	$117	$(533,450)	$(93,172)

23.	LEASES
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
While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	December 31,
	2020	2019
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$19,112	$18,522
Total lease liabilities	21,164	21,392

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$6,558	$7,274
Sublease income	—	—

Total lease expense	$6,558	$7,274

(1) Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$7,387	$8,497

	December 31,
	2020	2019
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.16	4.18
Weighted average discount rate	2.80%	3.34%

The Company’s lease arrangements that have not yet commenced as of December 31, 2020 and the Company’s short-term lease costs and variable lease costs, for the year ended December 31, 2020 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable
lease terms in excess of one year as of December 31, 2020, excluding property taxes and insurance, are as follows:

December 31, 2020
(Dollars in thousands)
Year:
2021	$6,800
2022	5,622
2023	3,767
2024	2,584
2025	1,888
Thereafter	1,721

Total future lease payments	22,382
Less: Imputed interest	(1,218)

Present value of lease liabilities	$21,164

24.	REVENUE RECOGNITION
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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$16,561	$20,010	$17,070
Trust and investment services	9,978	9,525	8,774
Bankcard services	1,886	3,163	3,485
Gain on OREO, net	388	129	3,546
Other	11,277	9,951	6,588

Noninterest Income (in-scope of Topic 606)	40,090	42,778	39,463
Noninterest Income (out-of-scope of Topic 606)	9,780	16,264	4,018

Total noninterest income	$49,870	$59,042	$43,481

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
CVB FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
Assets
Investment in subsidiaries	$1,990,166	$2,003,692
Other assets, net	68,679	42,070

Total assets	$2,058,845	$2,045,762

Liabilities	$50,855	$51,664
Stockholders’ equity	2,007,990	1,994,098

Total liabilities and stockholders’ equity	$2,058,845	$2,045,762

CVB FINANCIAL CORP.
CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Equity in net earnings of subsidiaries	$(34,936)	$107,185	$78,601
Dividends from the Bank	217,000	106,000	77,800
Other expense, net	(4,905)	(5,358)	(4,398)

Net earnings	$177,159	$207,827	$152,003

CVB FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$177,159	$207,827	$152,003

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(182,064)	(213,185)	(156,401)
Tax settlement received from the Bank	-	1,008	-
Stock-based compensation	5,529	5,548	3,508
Other operating activities, net	(2,018)	(2,417)	(2,052)

Total adjustments	(178,553)	(209,046)	(154,945)

Net cash used in operating activities	(1,394)	(1,219)	(2,942)

Cash Flows from Investing Activities
Dividends received from the Bank	217,000	106,000	77,800

Net cash provided by investing activities	217,000	106,000	77,800

Cash Flows from Financing Activities
Cash dividends on common stock	(98,475)	(95,352)	(65,966)
Proceeds from exercise of stock options	231	2,215	1,701
Repurchase of common stock	(92,772)	(2,640)	(7,760)

Net cash used in financing activities	(191,016)	(95,777)	(72,025)

Net increase in cash and cash equivalents	24,590	9,004	2,833
Cash and cash equivalents, beginning of period	31,054	22,050	19,217

Cash and cash equivalents, end of period	$55,644	$31,054	$22,050

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth our unaudited, quarterly results for the periods indicated.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share amounts)
2020

Net interest income	$105,853	$103,325	$104,569	$102,306
Provision for credit losses	-	-	11,500	12,000
Net earnings	50,056	47,492	41,631	37,980
Basic earnings per common share	0.37	0.35	0.31	0.27
Diluted earnings per common share	0.37	0.35	0.31	0.27
2019
Net interest income	$107,020	$108,159	$111,057	$109,536
Provision for loan losses	-	1,500	2,000	1,500
Net earnings	51,281	50,423	54,481	51,642
Basic earnings per common share	0.37	0.36	0.39	0.37
Diluted earnings per common share	0.37	0.36	0.39	0.37

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CVB Financial Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year
period ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year
period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU
No. 2016-13,
“
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for credit losses for loans evaluated on a collective basis using the Commercial and Industrial and Commercial Real Estate methodologies
As discussed in Note 3 and Note 6 to the consolidated financial statements, the Company adopted ASU
No. 2016-13,
Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 and December 31, 2020 was $70.5 million and $93.7 million, respectively, a substantial portion of both which relates to the allowance for credit losses on loans evaluated on a collective basis using both the commercial and industrial and commercial real estate methodologies (the January 1, 2020 commercial collective ACL and the December 31, 2020 commercial collective ACL, respectively, together the commercial collective ACL). The commercial collective ACL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into segments. The commercial collective ACL methodologies include an estimation framework that uses loss experiences of data sets of unique loans to derive lifetime loss rates at the pool level during the average life, inclusive of prepayments. The methodologies to estimate the commercial collective ACL is largely driven by portfolio characteristics, including loss history, original loan-to-value
ratios, risk grading, and macroeconomic variables and the associated economic outlook. The commercial collective ACL incorporates a reasonable and supportable forecast of various macro-economic variables over the remaining average life of the loan. The forecast incorporates an assumption that each macro-economic variable will revert to a long-term expectation, starting in years
2-3,
of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The commercial collective ACL methodologies incorporate unique macroeconomic variables based on risk drivers to the underlying portfolios. The Company reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.
We identified the assessment of the January 1, 2020 commercial collective ACL and the December 31, 2020 commercial collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial collective ACL methodologies, including the methods used to estimate lifetime loss rates and their key assumptions: portfolio segmentation, prepayments, the economic forecast scenarios and their weightings and macroeconomic variables, the length of the reasonable and supportable forecast periods, and risk grading (for the commercial and industrial methodology). The assessment also included the evaluation of the adjustments performed to align the life of loan loss rates with the current state of the portfolio. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the commercial collective ACL estimates, including controls over the:

•	development of the commercial collective ACL methodologies

•	development of the lifetime loss rate methodologies

•	ongoing monitoring of the lifetime loss rate methodologies

•	identification and determination of the key assumptions used in the lifetime loss rate methodologies

•	development of the adjustments performed to align the life of loan loss rates with the current state of the portfolio

•	analysis of the commercial collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the commercial collective ACL estimates by testing certain sources of data, factors, and assumptions used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•	evaluating the commercial collective ACL methodologies for compliance with U.S. generally accepted accounting principles

•
evaluating judgments made relative to the development and performance monitoring of the lifetime loss rate methodologies, including prepayments, by comparing them to Company-specific metrics and trends and the applicable industry and regulatory guidance

•	assessing the conceptual soundness and performance of the lifetime loss rate methodologies, including their key assumptions, to determine whether the methodologies were suitable for their intended use

•
evaluating the weighted economic forecast scenarios and underlying assumptions driving the macroeconomic variable changes, including the determination of the reasonable and supportable forecast period and weightings used by comparing it to the Company’s business environment and relevant industry practice

•	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to specific portfolio risk characteristics and trends

•	testing individual credit risk ratings for a selection of loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•
evaluating the methodology used to develop the adjustments and the effect of those adjustments on the commercial collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying pool level metrics.

We also assessed the sufficiency of audit evidence obtained related to the January 1, 2020 commercial collective ACL and the December 31, 2020 commercial collective ACL by evaluating the:

•	cumulative results of the audit procedures
•	qualitative aspects of the Company’s accounting practices
•	potential bias in the accounting estimates
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Los Angeles, California
March 1, 2021