Form 10-Q
period 2021-03-31
CVB FINANCIAL CORP
filed 2021-05-10
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
of the Exchange Act).
Yes ☐ No ☒
Number of shares of common stock of the registrant: 135,918,972 outstanding as of April 30, 2021.

PART I – FINANCIAL INFORMATION (UNAUDITED)
GENERAL
Cautionary Note Regarding Forward-Looking Statements
Certain matters set forth herein (including the exhibits hereto) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations and our future financial position and operating results. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will”, “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance and/or achievements to differ materially from those projected. These risks and uncertainties include, but are not limited to the following:

•
local, regional, national and international economic and market conditions and political events and public health developments and the impact they may have on us, our customers and our assets and liabilities;

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

•
disruptions in the infrastructure that supports our business and the communities where we are located, which are concentrated in California, involving or related to public health, physical site access and/or communication facilities;

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

•	our timely development and implementation of new banking products and services and the perceived overall value of these products and services by our customers and potential customers;
•	the Company’s relationships with and reliance upon outside vendors with respect to certain of the Company’s key internal and external systems, applications and controls;
•	changes in commercial or consumer spending, borrowing and savings patterns, preferences or behaviors;
•
technological changes and the expanding use of technology in banking and financial services (including the adoption of mobile banking, funds transfer applications, electronic marketplaces for loans, blockchain technology and other financial products, systems or services);

•	our ability to retain and increase market share, retain and grow customers and control expenses;
•	changes in the competitive environment among banks and other financial services and technology providers;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
•	volatility in the credit and equity markets and its effect on the general economy or local or regional business conditions or on the Company’s capital, deposits, assets, or customers;
•	fluctuations in the price of the Company’s common stock or other securities, and the resulting impact on the Company’s ability to raise capital or make acquisitions;
•
the effect of changes in accounting policies and practices, as may be adopted from time-to-time
by the principal regulatory agencies with jurisdiction over the Company, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard-setters;

•
changes in our organization, management, compensation and benefit plans, and our ability to recruit and retain or expand our workforce, management team, key executive positions and/or our board of directors;

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
•
our success at managing the risks involved in the foregoing items and all other factors set forth in the Company’s public reports, including its Annual Report on Form
10-K
for the year ended December 31, 2020, and particularly the discussion of risk factors within that document.

Among other risks, the ongoing COVID-19 pandemic may significantly affect the banking industry, the health and safety of the Company’s employees, and the Company’s business prospects. The ultimate impact of the
COVID-19
pandemic on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the impact on the economy, our customers, our employees and our business partners, the safety, effectiveness, distribution and acceptance of vaccines developed to mitigate the pandemic, and actions taken by governmental authorities in response to the pandemic.
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
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$139,713	$122,305
Interest-earning balances due from Federal Reserve	1,385,586	1,835,855

Total cash and cash equivalents	1,525,299	1,958,160

Interest-earning balances due from depository institutions	27,748	43,563
Investment securities available-for-sale, at fair value (with amortized cost of $2,797,990 at March 31, 2021, and $2,344,174 at December 31, 2020)	2,812,348	2,398,923
Investment securities held-to-maturity (with fair value of $1,085,481 at March 31, 2021, and $604,223 at December 31, 2020)	1,086,984	578,626

Total investment securities	3,899,332	2,977,549

Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	8,293,057	8,348,808
Allowance for credit losses	(71,805)	(93,692)

Net loans and lease finance receivables	8,221,252	8,255,116

Premises and equipment, net	49,735	51,144
Bank owned life insurance (BOLI)	223,905	226,818
Accrued interest receivable	34,825	31,306
Intangibles	31,467	33,634
Goodwill	663,707	663,707
Other real estate owned (OREO)	1,575	3,392
Income taxes	15,372	29,540
Other assets	128,533	127,697

Total assets	$14,840,438	$14,419,314

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,577,839	$7,455,387
Interest-bearing	4,500,816	4,281,114

Total deposits	12,078,655	11,736,501
Customer repurchase agreements	506,346	439,406
Other borrowings	5,000	5,000
Deferred compensation	22,023	21,611
Junior subordinated debentures	25,774	25,774
Payable for securities purchased	80,973	60,113
Other liabilities	101,001	122,919

Total liabilities	12,819,772	12,411,324

Commitments and Contingencies
Stockholders’ Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 135,919,625 at March 31, 2021, and 135,600,501 at December 31, 2020	1,213,451	1,211,780
Retained earnings	800,259	760,861
Accumulated other comprehensive income, net of tax	6,956	35,349

Total stockholders’ equity	2,020,666	2,007,990

Total liabilities and stockholders’ equity	$14,840,438	$14,419,314

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans and leases, including fees	$91,795	$92,117
Investment securities:
Investment securities available-for-sale	9,159	10,049
Investment securities held-to-maturity	3,940	3,998

Total investment income	13,099	14,047

Dividends from FHLB stock	217	332
Interest-earning deposits with other institutions	413	613

Total interest income	105,524	107,109

Interest expense:
Deposits	1,812	4,124
Borrowings and customer repurchase agreements	141	479
Junior subordinated debentures	103	200

Total interest expense	2,056	4,803

Net interest income before (recapture of) provision for credit losses	103,468	102,306
(Recapture of) provision for credit losses	(19,500)	12,000

Net interest income after (recapture of) provision for credit losses	122,968	90,306

Noninterest income:
Service charges on deposit accounts	3,985	4,776
Trust and investment services	2,611	2,420
Bankcard services	350	577
BOLI income	4,624	2,059
Gain on OREO, net	429	10
Other	1,682	1,798

Total noninterest income	13,681	11,640

Noninterest expense:
Salaries and employee benefits	29,706	30,877
Occupancy and equipment	4,863	4,837
Professional services	2,168	2,256
Computer software expense	2,844	2,816
Marketing and promotion	725	1,555
Amortization of intangible assets	2,167	2,445
Other	4,690	3,855

Total noninterest expense	47,163	48,641

Earnings before income taxes	89,486	53,305
Income taxes	25,593	15,325

Net earnings	$63,893	$37,980

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(40,310)	$36,618
Less: Income tax benefit (expense) related to items of other comprehensive income	11,917	(10,826)

Other comprehensive (loss) income, net of tax	(28,393)	25,792

Comprehensive income	$35,500	$63,772

Basic earnings per common share	$0.47	$0.27
Diluted earnings per common share	$0.47	$0.27
See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2021 and 2020
(Dollars and shares in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2021	135,601	$1,211,780	$760,861	$35,349	$2,007,990
Repurchase of common stock	(22)	(502)	-	-	(502)
Exercise of stock options	40	891	-	-	891
Shares issued pursuant to stock-based compensation plan	301	1,282	-	-	1,282
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,495)	-	(24,495)
Net earnings	-	-	63,893	-	63,893
Other comprehensive loss	-	-	-	(28,393)	(28,393)

Balance, March 31, 2021	135,920	$1,213,451	$800,259	$6,956	$2,020,666

Balance, January 1, 2020	140,102	$1,298,792	$682,692	$12,614	$1,994,098
Cumulative adjustment upon adoption of ASU 2016-13	-	-	(1,325)	-	(1,325)
Repurchase of common stock	(4,988)	(92,402)	-	-	(92,402)
Exercise of stock options	4	42	-	-	42
Shares issued pursuant to stock-based compensation plan	393	1,617	-	-	1,617
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,416)	-	(24,416)
Net earnings	-	-	37,980	-	37,980
Other comprehensive income	-	-	-	25,792	25,792

Balance, March 31, 2020	135,511	$1,208,049	$694,931	$38,406	$1,941,386

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Interest and dividends received	$95,475	$105,673
Service charges and other fees received	8,636	9,644
Interest paid	(1,859)	(4,589)
Net cash paid to vendors, employees and others	(56,221)	(35,201)
Income taxes	907	-

Net cash provided by operating activities	46,938	75,527

Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	15,815	(20,868)
Proceeds from repayment of investment securities available-for-sale	224,104	92,519
Proceeds from maturity of investment securities available-for-sale	-	2,390
Purchases of investment securities available-for-sale	(661,857)	-
Proceeds from repayment and maturity of investment securities held-to-maturity	35,766	33,297
Purchases of investment securities held-to-maturity	(545,681)	(1,509)
Net increase in equity investments	(4,961)	(2,985)
Net decrease in loan and lease finance receivables	64,167	103,890
Proceeds from sale of building, net of selling costs	1,157	-
Purchase of premises and equipment	(662)	(882)
Proceeds from BOLI death benefit	5,062	138
Proceeds from sales of other real estate owned	2,216	-

Net cash (used in) provided by investing activities	(864,874)	205,990

Cash Flows from Financing Activities
Net increase in other deposits	336,518	403,546
Net increase in time deposits	5,636	5,130
Net increase (decrease) in customer repurchase agreements	66,940	(59,744)
Cash dividends on common stock	(24,408)	(25,252)
Repurchase of common stock	(502)	(85,018)
Proceeds from exercise of stock options	891	42

Net cash provided by financing activities	385,075	238,704

Net (decrease) increase in cash and cash equivalents	(432,861)	520,221

Cash and cash equivalents, beginning of period	1,958,160	185,518

Cash and cash equivalents, end of period	$1,525,299	$705,739

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$63,893	$37,980

Adjustments to reconcile net earnings to net cash provided by operating activities:

Gain on sale of building, net	(189)	-
Gain on sale of other real estate owned	(399)	-
Increase in BOLI	(4,624)	(1,344)
Net amortization of premiums and discounts on investment securities	6,411	2,620
Accretion of discount for acquired loans, net	(4,028)	(4,776)
(Recapture of) provision for credit losses	(19,500)	12,000
Stock-based compensation	1,282	1,617
Depreciation and amortization, net	(3,526)	5,176
Change in other assets and liabilities	7,618	22,254

Total adjustments	(16,955)	37,547

Net cash provided by operating activities	$46,938	$75,527

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$80,973	$-
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
The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized
businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. The Bank operates 57 banking centers, one loan production office in Modesto, California and three trust office locations. The Company is head quartered in the city of Ontario, California.

2.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form
10-Q
and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.
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
Except as discussed below, our accounting policies are described in Note 3 –
Summary of Significant Accounting Policies
, of our audited consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020 as filed with the SEC (“Form
10-K”).
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

	March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,175,414	$38,333	$(22,409)	$2,191,338	77.92%
CMO/REMIC	592,915	4,072	(6,821)	590,166	20.99%
Municipal bonds	28,703	1,183	-	29,886	1.06%
Other securities	958	-	-	958	0.03%

Total available-for-sale securities	$2,797,990	$43,588	$(29,230)	$2,812,348	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$601,142	$3,860	$(16,289)	$588,713	55.30%
Mortgage-backed securities	135,137	5,348	(255)	140,230	12.43%
CMO/REMIC	133,556	2,832	-	136,388	12.29%
Municipal bonds	217,149	5,095	(2,094)	220,150	19.98%

Total held-to-maturity securities	$1,086,984	$17,135	$(18,638)	$1,085,481	100.00%

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,857,030	$48,006	$(101)	$1,904,935	79.41%
CMO/REMIC	457,548	5,515	(249)	462,814	19.29%
Municipal bonds	28,707	1,578	-	30,285	1.26%
Other securities	889	-	-	889	0.04%

Total available-for-sale securities	$2,344,174	$55,099	$(350)	$2,398,923	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$98,663	$5,877	$-	$104,540	17.05%
Mortgage-backed securities	146,382	7,644	(32)	153,994	25.30%
CMO/REMIC	145,309	5,202	-	150,511	25.11%
Municipal bonds	188,272	6,980	(74)	195,178	32.54%

Total held-to-maturity securities	$578,626	$25,703	$(106)	$604,223	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$8,968	$9,825
Tax-advantaged	191	224

Total interest income from available-for-sale securities	9,159	10,049

Investment securities held-to-maturity:
Taxable	2,811	2,698
Tax-advantaged	1,129	1,300

Total interest income from held-to-maturity securities	3,940	3,998

Total interest income from investment securities	$13,099	$14,047

The adoption of CECL did not have a material impact on the accounting for investment securities, as approximately 94% of the total investment securities portfolio at March 31, 2021 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately
AA-
or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity
investment securities under the new CECL model was zero at March 31, 2021 and December 31, 2020.
We adopted ASU
2016-13
on January 1, 2020, on a prospective basis. Under this ASU, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our AFS and HTM securities. Management determined that there were no credit losses for securities in an unrealized loss position as of March 31, 2021 and December 31, 2020.
The following table presents the Company’s
available-for-sale
investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,327,126	$(22,409)	$-	$-	$1,327,126	$(22,409)
CMO/REMIC	422,765	(6,821)	-	-	422,765	(6,821)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$1,749,891	$(29,230)	$-	$-	$1,749,891	$(29,230)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$72,219	$(101)	$-	$-	$72,219	$(101)
CMO/REMIC	96,974	(249)	-	-	96,974	(249)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$169,193	$(350)	$-	$-	$169,193	$(350)

At March 31, 2021 and December 31, 2020, investment securities having a carrying value of approximately $1.92 billion and $1.81 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at March 31, 2021, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 19 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2021
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$4,821	$4,920	$4,054	$4,086
Due after one year through five years	2,368,827	2,383,641	280,057	288,032
Due after five years through ten years	393,699	392,160	133,106	134,081
Due after ten years	30,643	31,627	669,767	659,282

Total investment securities	$2,797,990	$2,812,348	$1,086,984	$1,085,481

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2021.

5.	LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The following table provides a summary of total loans and lease finance receivables by type.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial real estate	$5,596,781	$5,501,509
Construction	96,356	85,145
SBA	307,727	303,896
SBA - Paycheck Protection Program (PPP)	897,724	882,986
Commercial and industrial	753,708	812,062
Dairy & livestock and agribusiness	261,088	361,146
Municipal lease finance receivables	42,349	45,547
SFR mortgage	255,400	270,511
Consumer and other loans	81,924	86,006

Total loans, at amortized cost	8,293,057	8,348,808
Less: Allowance for credit losses	(71,805)	(93,692)

Total loans and lease finance receivables, net	$8,221,252	$8,255,116

As of March 31, 2021, 71.73% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 67.49% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of March 31, 2021, $327.4 million, or 5.85% of the total commercial real estate loans included loans secured by farmland, compared to $314.4 million, or 5.72%, at December 31, 2020. The loans secured by farmland included $129.2 million for loans secured by dairy & livestock land and $198.1 million for loans secured by agricultural land at March 31, 2021, compared to $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020. As of March 31, 2021, dairy & livestock and agribusiness loans of $261.1 million were comprised of $229.1 million for dairy & livestock loans and $31.9 million for agribusiness loans, compared to $320.1 million for dairy & livestock loans and $41.0 million for agribusiness loans at December 31, 2020.
At March 31, 2021 and December 31, 2020, loans totaling $6.07 billion and $6.07 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.
There were no

outstanding loans
held-for-sale
as of March 31, 2021 and December 31, 2020.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
March 31, 2021	2021	2020	2019	2018	2017	Prior			Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$282,950	$981,750	$678,640	$588,405	$569,006	$2,063,996	$180,542	$35,794	$5,381,083
Special Mention	10,420	9,254	11,441	25,826	50,811	66,570	4,609	9,890	188,821
Substandard	-	-	479	2,156	9,064	14,347	500	331	26,877
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial real estate loans:	$293,370	$991,004	$690,560	$616,387	$628,881	$2,144,913	$185,651	$46,015	$5,596,781

Construction loans:
Risk Rating:
Pass	$876	$19,034	$7,974	$6,380	$2,257	$4	$52,058	$-	$88,583
Special Mention	-	-	-	7,773	-	-	-	-	7,773
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Construction loans:	$876	$19,034	$7,974	$14,153	$2,257	$4	$52,058	$-	$96,356

SBA loans:
Risk Rating:
Pass	$20,599	$44,593	$12,742	$43,163	$55,759	$104,385	$-	$2,976	$284,217
Special Mention	-	-	-	-	5,408	6,864	-	-	12,272
Substandard	-	-	-	876	5,145	5,217	-	-	11,238
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA loans:	$20,599	$44,593	$12,742	$44,039	$66,312	$116,466	$-	$2,976	$307,727

SBA - PPP loans:
Risk Rating:
Pass	$314,940	$581,281	$-	$-	$-	$-	$-	$-	$896,221
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,503	-	-	-	-	-	-	1,503
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SBA - PPP loans:	$314,940	$582,784	$-	$-	$-	$-	$-	$-	$897,724

Commercial and industrial loans:
Risk Rating:
Pass	$31,474	$100,585	$147,772	$59,414	$50,335	$97,792	$219,271	$6,303	$712,946
Special Mention	486	1,781	1,881	1,732	856	4,798	10,485	247	22,266
Substandard	2,643	1,611	808	3,467	2,039	355	6,183	1,390	18,496
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Commercial and industrial loans:	$34,603	$103,977	$150,461	$64,613	$53,230	$102,945	$235,939	$7,940	$753,708

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
March 31, 2021	2021	2020	2019	2018	2017	Prior			Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$-	$2,216	$1,660	$1,102	$256	$391	$227,667	$387	$233,679
Special Mention	-	-	-	347	-	1,684	11,029	7,342	20,402
Substandard	-	-	-	259	-	-	-	6,748	7,007
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Dairy & livestock and agribusiness loans:	$-	$2,216	$1,660	$1,708	$256	$2,075	$238,696	$14,477	$261,088

Municipal lease finance receivables loans:
Risk Rating:
Pass	$-	$8,217	$-	$2,556	$10,248	$20,916	$-	$-	$41,937
Special Mention	-	-	-	-	-	412	-	-	412
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Municipal lease finance receivables loans:	$-	$8,217	$-	$2,556	$10,248	$21,328	$-	$-	$42,349

SFR mortgage loans:
Risk Rating:
Pass	$7,745	$61,021	$53,148	$27,117	$20,857	$81,721	$2	$-	$251,611
Special Mention	-	-	-	-	-	195	-	-	195
Substandard	-	-	-	-	-	3,168	-	426	3,594
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SFR mortgage loans:	$7,745	$61,021	$53,148	$27,117	$20,857	$85,084	$2	$426	$255,400

Consumer and other loans:
Risk Rating:
Pass	$2,618	$7,558	$1,833	$778	$878	$2,157	$61,735	$1,791	$79,348
Special Mention	975	-	-	-	-	90	516	-	1,581
Substandard	-	-	-	-	-	170	149	676	995
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Consumer and other loans:	$3,593	$7,558	$1,833	$778	$878	$2,417	$62,400	$2,467	$81,924

Total Loans:
Risk Rating:
Pass	$661,202	$1,806,255	$903,769	$728,915	$709,596	$2,371,362	$741,275	$47,251	$7,969,625
Special Mention	11,881	11,035	13,322	35,678	57,075	80,613	26,639	17,479	253,722
Substandard	2,643	3,114	1,287	6,758	16,248	23,257	6,832	9,571	69,710
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Loans:	$675,726	$1,820,404	$918,378	$771,351	$782,919	$2,475,232	$774,746	$74,301	$8,293,057

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$979,499	$691,091	$607,753	$617,640	$550,105	$1,646,876	$192,583	$24,548	$5,310,095
Special Mention	9,332	7,162	30,049	43,870	17,398	49,840	5,720	994	164,365
Substandard	-	491	2,157	7,382	2,528	13,790	360	341	27,049
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$988,831	$698,744	$639,959	$668,892	$570,031	$1,710,506	$198,663	$25,883	$5,501,509
Construction loans:
Risk Rating:
Pass	$14,511	$9,350	$14,945	$2,258	$-	$4	$44,077	$-	$85,145
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$14,511	$9,350	$14,945	$2,258	$-	$4	$44,077	$-	$85,145
SBA loans:
Risk Rating:
Pass	$47,901	$12,821	$44,950	$58,839	$26,136	$86,085	$-	$2,976	$279,708
Special Mention	-	-	-	5,446	1,336	5,648	-	-	12,430
Substandard	-	-	904	5,503	1,554	3,797	-	-	11,758
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$47,901	$12,821	$45,854	$69,788	$29,026	$95,530	$-	$2,976	$303,896
SBA - PPP loans:
Risk Rating:
Pass	$882,986	$-	$-	$-	$-	$-	$-	$-	$882,986
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$882,986	$-	$-	$-	$-	$-	$-	$-	$882,986
Commercial and industrial loans:
Risk Rating:
Pass	$104,478	$168,050	$62,453	$56,043	$32,149	$76,019	$257,250	$6,058	$762,500
Special Mention	1,995	1,081	1,892	1,028	95	4,882	17,395	1,132	29,500
Substandard	4,346	860	3,996	2,282	285	94	6,677	1,522	20,062
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$110,819	$169,991	$68,341	$59,353	$32,529	$80,995	$281,322	$8,712	$812,062

	Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,041	$1,765	$1,199	$5,680	$120	$320	$319,211	$363	$329,699
Special Mention	878	-	364	-	-	-	13,255	1,511	16,008
Substandard	-	-	784	693	2,285	-	-	11,677	15,439
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Dairy & livestock and agribusiness loans:	$1,919	$1,765	$2,347	$6,373	$2,405	$320	$332,466	$13,551	$361,146

Municipal lease finance receivables loans:
Risk Rating:
Pass	$8,478	$-	$2,556	$10,249	$3,586	$20,266	$-	$-	$45,135
Special Mention	-	-	-	-	-	412	-	-	412
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Municipal lease finance receivables loans:	$8,478	$-	$2,556	$10,249	$3,586	$20,678	$-	$-	$45,547

SFR mortgage loans:
Risk Rating:
Pass	$65,463	$59,596	$29,142	$22,452	$27,192	$62,593	$3	$-	$266,441
Special Mention	-	-	-	-	-	452	-	-	452
Substandard	-	-	-	-	229	2,957	-	432	3,618
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total SFR mortgage loans:	$65,463	$59,596	$29,142	$22,452	$27,421	$66,002	$3	$432	$270,511

Consumer and other loans:
Risk Rating:
Pass	$8,557	$2,077	$871	$969	$1,586	$961	$67,774	$1,688	$84,483
Special Mention	-	-	-	-	-	91	517	22	630
Substandard	-	-	-	-	-	172	-	721	893
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Consumer and other loans:	$8,557	$2,077	$871	$969	$1,586	$1,224	$68,291	$2,431	$86,006

Total Loans:
Risk Rating:
Pass	$2,112,914	$944,750	$763,869	$774,130	$640,874	$1,893,124	$880,898	$35,633	$8,046,192
Special Mention	12,205	8,243	32,305	50,344	18,829	61,325	36,887	3,659	223,797
Substandard	4,346	1,351	7,841	15,860	6,881	20,810	7,037	14,693	78,819
Doubtful & Loss	-	-	-	-	-	-	-	-	-

Total Loans:	$2,129,465	$954,344	$804,015	$840,334	$666,584	$1,975,259	$924,822	$53,985	$8,348,808

Allowance for Credit Losses
Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies contained herein for a more detailed discussion concerning the allowance for credit losses.
Our allowance for credit losses at March 31, 2021 decreased from the prior quarter end by $21.9 million, as a result of a $19.5 million recapture of provision for credit losses and net charge-offs of $2.4 million. The recapture of provision for credit losses was primarily due to the forecasted improvements in macroeconomic variables, with the greatest impact reflected in an $18.9 million decline in the ACL for Commercial Real Estate loans. During the first quarter of 2020, we recorded a provision for credit losses of $12.0 million, due to the initial forecast of a severe economic downturn from the
COVID-19
pandemic. The provision in the first quarter of 2020 was followed by an additional $11.5 million provision for credit losses in the second quarter of 2020, as the forecasted economic impact from the pandemic increased in both severity and duration. Based on the magnitude of government economic stimulus and the wide availability of vaccines, our latest economic forecast reflects improvements in key macroeconomic variables, particularly the commercial real estate price index and the unemployment rate. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s, including Moody’s baseline forecast, as well as upside and downside forecasts. Our forecast at the end of the first quarter of 2021, assumes GDP will increase by 4.0% in 2021 and then grow by 3.2 % in 2022 and 2.8% in 2023. The forecast for the unemployment rate is 6.4% in 2021, 6.3% in 2022 and 5.5% in 2023. At March 31, 2021, the allowance for credit losses of $71.8 million was 0.87% of total loans, compared to 1.12% and 1.11% at December 31, 2020 and March 31, 2020, respectively.
Management believes that the ACL was appropriate at March 31, 2021 and December 31, 2020. As there is a high degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment
loans by type for the periods presented.

	Three Months Ended March 31, 2021
	Ending Balance December 31, 2020	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance March 31, 2021
	(Dollars in thousands)
Commercial real estate	$75,439	$-	$-	$(18,867)	$56,572
Construction	1,934	-	3	(59)	1,878
SBA	2,992	-	4	(484)	2,512
SBA - PPP	-	-	-	-	-
Commercial and industrial	7,142	(2,475)	2	1,770	6,439
Dairy & livestock and agribusiness	3,949	-	-	(1,227)	2,722
Municipal lease finance receivables	74	-	-	(39)	35
SFR mortgage	367	-	79	(148)	298
Consumer and other loans	1,795	-	-	(446)	1,349

Total allowance for credit losses	$93,692	$(2,475)	$88	$(19,500)	$71,805

	Three Months Ended March 31, 2020
	Ending Balance, prior to adoption of ASU 2016-13 December 31, 2019	Impact of Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance March 31, 2020
	(Dollars in thousands)
Commercial real estate	$48,629	$3,547	$-	$-	$6,251	$58,427
Construction	858	655	-	3	3,116	4,632
SBA	1,453	1,818	-	-	675	3,946
Commercial and industrial	8,880	(2,442)	-	2	2,947	9,387
Dairy & livestock and agribusiness	5,255	(186)	-	-	(803)	4,266
Municipal lease finance receivables	623	(416)	-	-	70	277
SFR mortgage	2,339	(2,043)	-	206	(221)	281
Consumer and other loans	623	907	(86)	16	(35)	1,425

Total allowance for credit losses	$68,660	$1,840	$(86)	$227	$12,000	$82,641

Past Due and Nonperforming Loans
We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 –
Summary of Significant Accounting Policies
, included in our Annual Report on Form
10-K
for the year ended December 31, 2020, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$211	$6,934	$7,145	$2,165,178	$2,172,323
Non-owner occupied	178	-	-	178	3,424,280	3,424,458
Construction
Speculative (1)	-	-	-	-	80,857	80,857
Non-speculative	-	-	-	-	15,499	15,499
SBA	258	-	1,028	1,286	306,441	307,727
SBA - PPP	-	-	-	-	897,724	897,724
Commercial and industrial	452	689	2,606	3,747	749,961	753,708
Dairy & livestock and agribusiness	-	-	259	259	260,829	261,088
Municipal lease finance receivables	-	-	-	-	42,349	42,349
SFR mortgage	266	-	229	495	254,905	255,400
Consumer and other loans	21	-	193	214	81,710	81,924

Total loans	$1,175	$900	$11,249	$13,324	$8,279,733	$8,293,057

(1)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$-	$7,208	$7,208	$2,136,051	$2,143,259
Non-owner occupied	-	-	-	-	3,358,250	3,358,250
Construction
Speculative (1)	-	-	-	-	72,126	72,126
Non-speculative	-	-	-	-	13,019	13,019
SBA	531	2,415	1,025	3,971	299,925	303,896
SBA - PPP	-	-	-	-	882,986	882,986
Commercial and industrial	608	811	2,338	3,757	808,305	812,062
Dairy & livestock and agribusiness	-	-	784	784	360,362	361,146
Municipal lease finance receivables	-	-	-	-	45,547	45,547
SFR mortgage	-	-	229	229	270,282	270,511
Consumer and other loans	-	-	-	-	86,006	86,006

Total loans	$1,139	$3,226	$11,584	$15,949	$8,332,859	$8,348,808

(1)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of March 31, 2021 and December 31, 2020 by type of loan.

	March 31, 2021
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$7,395	$7,395	$-
Non-owner occupied	-	-	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	2,076	2,412	-
SBA - PPP	-	-	-
Commercial and industrial	1,506	2,967	-
Dairy & livestock and agribusiness	-	259	-
Municipal lease finance receivables	-	-	-
SFR mortgage	424	424	-
Consumer and other loans	312	312	-

Total loans	$11,713	$13,769	$-

(1)	As of March 31, 2021, $2.1 million of nonaccruing loans were current, $400,000 were 60-89 days past due, and $11.2 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2020
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)(3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$7,563	$7,563	$-
Non-owner occupied	-	-	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	2,035	2,273	-
SBA - PPP	-	-	-
Commercial and industrial	1,576	3,129	-
Dairy & livestock and agribusiness	785	785	-
Municipal lease finance receivables	430	-	-
SFR mortgage	-	430	-
Consumer and other loans	167	167	-

Total loans	$12,556	$14,347	$-

(1)	As of December 31, 2020, $1.4 million of nonaccruing loans were current, $2,000 were 30-59 days past due, $1.3 million were 60-89 days past due, and $11.6 million were 90+ days past due.
(2)	Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)	Excludes $184,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

Collateral Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the recorded investment in collateral-dependent loans by type of loans as of the dates presented.

	March 31, 2021			Number of Loans Dependent on Collateral
	Real Estate	Business Assets	Other
	(Dollars in thousands)
Commercial real estate	$7,689	$-	$-	8
Construction	-	-	-	11
SBA	1,826	418	168	-
SBA - PPP	-	-	-	-
Commercial and industrial	421	7,708	143	21
Dairy & livestock and agribusiness	-	259	-	1
Municipal lease finance receivables	-	-	-	-
SFR mortgage	424	-	-	2
Consumer and other loans	312	-	-	3

Total collateral-dependent loans	$10,672	$8,385	$311	46

	December 31, 2020			Number of Loans Dependent on Collateral
	Real Estate	Business Assets	Other
	(Dollars in thousands)
Commercial real estate	$7,883	$-	$-	8
Construction	-	-	-	-
SBA	1,761	326	185	10
SBA - PPP	-	-	-	-
Commercial and industrial	470	5,542	95	18
Dairy & livestock and agribusiness	-	785	-	1
Municipal lease finance receivables	-	-	-	-
SFR mortgage	430	-	-	2
Consumer and other loans	168	-	-	2

Total collateral-dependent loans	$10,712	$6,653	$280	41

Reserve for Unfunded Loan Commitments
The allowance for
off-balance
sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance
sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. There was no provision or recapture of provision for unfunded commitments for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the balance in this reserve was  $9.0 million and was included in other liabilities.

Troubled Debt Restructurings (“TDRs”)
Loans that are reported as TDRs are considered impaired and
charge-off
amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 –
Summary of Significant Accounting Policies,
included in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a more detailed discussion regarding TDRs.
As of March 31, 2021, there were $5.8 million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2021, performing TDRs were comprised of three commercial and industrial loans of $4.5 million, five SFR mortgage loans of $1.0 million, and one commercial real estate loan of $294,000.
The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We have no allocated allowance to TDRs as of March 31, 2021 and December 31, 2020.
The following table provides a summary of the activity related to TDRs for the periods presented.

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$2,159	$3,112
New modifications	4,643	-
Payoffs/payments, net and other	(989)	(299)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$5,813	$2,813

Nonperforming TDRs:
Beginning balance	$-	$244
New modifications	-	-
Charge-offs	-	-
Payoffs/payments, net and other	-	(244)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-

Ending balance	$-	$-

Total TDRs	$5,813	$2,813

The following table summarizes loans modified as TDRs for the period presented.
Modifications (1)

For the Three Months Ended March 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2021	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	4,643	4,643	4,443	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-

Total loans	2	$4,643	$4,643	$4,443	$-

(1)	The tables above exclude modified loans that were paid off prior to the end of the period.
(2)	Financial effects resulting from modifications represent charge-offs and current allowance for credit losses at modification date.
As of March 31, 2021 and 2020, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2021 and 2020, respectively.

6.	EARNINGS PER SHARE RECONCILIATION
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2021 and 2020, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 117,000 and 269,000, respectively.
The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$63,893	$37,980
Less: Net earnings allocated to restricted stock	309	83

Net earnings allocated to common shareholders	$63,584	$37,897

Weighted average shares outstanding	135,175	139,107
Basic earnings per common share	$0.47	$0.27

Diluted earnings per common share:
Net income allocated to common shareholders	63,584	37,897

Weighted average shares outstanding	135,175	139,107
Incremental shares from assumed exercise of outstanding options	253	209

Diluted weighted average shares outstanding	135,428	139,316
Diluted earnings per common share	$0.47	$0.27

7.	FAIR VALUE INFORMATION
Fair Value Hierarchy
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The valuation methodologies for financial assets and liabilities measured at fair value on a recurring and non-recurring
basis are described in Note 19 —
Fair Value Information,
included in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,191,338	$-	$2,191,338	$-
CMO/REMIC	590,166	-	590,166	-
Municipal bonds	29,886	-	29,886	-
Other securities	958	-	958	-

Total investment securities - AFS	2,812,348	-	2,812,348	-
Interest rate swaps	14,692	-	14,692	-

Total assets	$2,827,040	$-	$2,827,040	$-

Description of liability
Interest rate swaps	$14,692	$-	$14,692	$-

Total liabilities	$14,692	$-	$14,692	$-

	Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,904,935	$-	$1,904,935	$-
CMO/REMIC	462,814	-	462,814	-
Municipal bonds	30,285	-	30,285	-
Other securities	889	-	889	-

Total investment securities - AFS	2,398,923	-	2,398,923	-
Interest rate swaps	30,181	-	30,181	-

Total assets	$2,429,104	$-	$2,429,104	$-

Description of liability
Interest rate swaps	$30,181	$-	$30,181	$-

Total liabilities	$30,181	$-	$30,181	$-

Assets and Liabilities Measured at Fair Value on a
Non-Recurring
Basis
We may be required to measure certain assets at fair value on a non-recurring
basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.
For assets measured at fair value on a
non-recurring
basis that were held on the balance sheet at March 31, 2021 and December 31, 2020, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2021
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
SBA	97	-	-	97	19
Commercial and industrial	2,248	-	-	2,248	307
Dairy & livestock and agribusiness	260	-	-	260	102
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-

Total assets	$2,605	$-	$-	$2,605	$428

	Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2020
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
SBA	76	-	-	76	24
Commercial and industrial	4,266	-	-	4,266	2,316
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	2,275	-	-	2,275	700
Asset held-for-sale	-	-	-	-	-

Total assets	$6,617	$-	$-	$6,617	$3,040

Fair Value of Financial Instruments
The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2021 and December 31, 2020, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,525,299	$1,525,299	$-	$-	$1,525,299
Interest-earning balances due from depository institutions	27,748	-	27,748	-	27,748
Investment securities available-for-sale	2,812,348	-	2,812,348	-	2,812,348
Investment securities held-to-maturity	1,086,984	-	1,085,481	-	1,085,481
Total loans, net of allowance for credit losses	8,221,252	-	-	8,231,707	8,231,707
Swaps	14,692	-	14,692	-	14,692
Liabilities
Deposits:
Interest-bearing	$4,500,816	$-	$4,500,611	$-	$4,500,611
Borrowings	511,346	-	504,563	-	504,563
Junior subordinated debentures	25,774	-	-	20,351	20,351
Swaps	14,692	-	14,692	-	14,692

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,958,160	$1,958,160	$-	$-	$1,958,160
Interest-earning balances due from depository institutions	43,563	-	43,600	-	43,600
Investment securities available-for-sale	2,398,923	-	2,398,923	-	2,398,923
Investment securities held-to-maturity	578,626	-	604,223	-	604,223
Total loans, net of allowance for credit losses	8,255,116	-	-	8,256,178	8,256,178
Swaps	30,181	-	30,181	-	30,181
Liabilities
Deposits:
Interest-bearing	$4,281,114	$-	$4,281,952	$-	$4,281,952
Borrowings	444,406	-	444,349	-	444,349
Junior subordinated debentures	25,774	-	-	19,431	19,431
Swaps	30,181	-	30,181	-	30,181
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2021and December 31, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

8.	DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2021, the Bank has entered into 148 interest-rate swap agreements with customers with a notional amount totaling $509.5 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.
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
Balance Sheet Classification of Derivative Financial Instruments
As of March 31, 2021 and December 31, 2020, the total notional amount of the Company’s swaps was $509.5 million, and $503.8 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	March 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,692	Other liabilities	$14,692

Total derivatives		$14,692		$14,692

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$30,181	Other liabilities	$30,181

Total derivatives		$30,181		$30,181

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings
The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
		2021	2020
		(Dollars in thousands)
Interest rate swaps	Other income	$215	$373

Total		$215	$373

9.	OTHER COMPREHENSIVE INCOME
The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended March 31,
	2021			2020
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(40,391)	$11,941	$(28,450)	$36,619	$(10,826)	$25,793
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	81	(24)	57	(1)	-	(1)

Net change	$(40,310)	$11,917	$(28,393)	$36,618	$(10,826)	$25,792

10.	BALANCE SHEET OFFSETTING
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

	Gross Amounts Recognized in	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	the Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
March 31, 2021
Financial assets:
Derivatives not designated as hedging instruments	$14,692	$-	$-	$14,692	$-	$14,692

Total	$14,692	$-	$-	$14,692	$-	$14,692

Financial liabilities:
Derivatives not designated as hedging instruments	$27,826	$(13,134)	$14,692	$13,134	$(45,482)	$(17,656)
Repurchase agreements	506,346	-	506,346	-	(543,551)	(37,205)

Total	$534,172	$(13,134)	$521,038	$13,134	$(589,033)	$(54,861)

December 31, 2020
Financial assets:
Derivatives not designated as hedging instruments	$30,181	$-	$-	$30,181	$-	$30,181

Total	$30,181	$-	$-	$30,181	$-	$30,181

Financial liabilities:
Derivatives not designated as hedging instruments	$30,434	$(253)	$30,181	$253	$(63,730)	$(33,296)
Repurchase agreements	439,406	-	439,406	-	(483,603)	(44,197)

Total	$469,840	$(253)	$469,587	$253	$(547,333)	$(77,493)

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
While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.
The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$20,340	$19,112
Total lease liabilities	22,237	21,164

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,662	$1,623
Sublease income	-	-

Total lease expense	$1,662	$1,623

(1) Includes short-term leases and variable lease costs, which are immaterial.
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,819	$1,935

	March 31, 2021	December 31, 020
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.40	4.16
Weighted average discount rate	2.63%	2.80%
The Company’s lease arrangements that have not yet commenced as of March 31, 2021 and the Company’s short-term lease costs and variable lease costs, for the three months ended March 31, 2021 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable
lease terms in excess of one year as of March 31, 2021, excluding property taxes and insurance, are as follows:

March 31, 2021
(Dollars in thousands)
Year:
2021 (excluding the three months ended March 31, 2021)	$5,142
2022	6,031
2023	4,279
2024	3,107
2025	2,433
Thereafter	2,499

Total future lease payments	23,491
Less: Imputed interest	(1,254)

Present value of lease liabilities	$22,237

12.   REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams in-scope
and
out-of-scope
of ASU
No. 2014-09
“Revenue from Contracts with Customers (Topic 606)”, for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$3,985	$4,776
Trust and investment services	2,611	2,420
Bankcard services	350	577
Gain on OREO, net	429	10
Other	1,682	1,798

Noninterest Income (in-scope of Topic 606)	9,057	9,581
Noninterest Income (out-of-scope of Topic 606)	4,624	2,059

Total noninterest income	$13,681	$11,640

Refer to Note 3 –
Summary of Significant Accounting Policies
and Note 24 –
Revenue Recognition,
included in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a more detailed discussion about noninterest revenue streams that are in-scope
of Topic 606.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2020 and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.
IMPACT OF
COVID-19
The spread of
COVID-19
has created a global public health crisis that has resulted in unprecedented volatility and disruption in financial markets and deterioration in economic activity and market conditions in the markets we serve. The pandemic has affected our customers and the communities we serve and depending on the duration of the crisis and government actions, the adverse impact on our financial position and results of operations could be significant. In response to the effects of the pandemic on the U.S. economy, the Board of Governors of the Federal Reserve System (“FRB”) has taken significant actions, including a reduction in the target range of the federal funds rate to 0.0% to 0.25% and an indeterminate amount of purchases of Treasury and mortgage-backed securities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contain substantial tax and spending provisions intended to address the impact of the
COVID-19
pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized
businesses through 100% Small Business Administration (“SBA”) guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. Legislation passed on April 24, 2020 provided additional PPP funds of $310 billion. During 2020, we originated and funded approximately 4,100 loans, totaling $1.10 billion. In response to the
COVID-19
pandemic and the CARES Act, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. There were six loans with approximately $10 million in outstanding loan amounts that remained on deferment, as of March 31, 2021. These deferments of principal or principal and interest, are for
90-
days or less. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit
organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP (“round two”) loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. As of March 31, 2021, we have originated approximately 1,500 round two loans totaling $325 million in outstanding borrowings. The Paycheck Protection Program is expected to end on May 31, 2021.
The first quarter of 2021 includes a $19.5 million recapture of provision for credit losses, as the economic outlook has improved markedly due to widely available vaccines and government economic stimulus. In comparison, the Company recorded a provision for credit losses of $12.0 million in the first quarter of 2020, as well as $11.5 million in the second quarter of 2020, due to the initial forecasts of a severe economic downturn. We continue to monitor the impact of
COVID-19
closely. The extent to which the
COVID-19
pandemic will impact our operations and financial results during 2021 is highly uncertain, but we may experience continued volatility in the provision for credit losses if this pandemic results in economic stress greater than forecasted on our borrowers and loan portfolios and lower interest income if the current low interest rate environment continues.

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
Our significant accounting policies are described in greater detail in our 2020 Annual Report on Form
10-K
in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 –
Summary of Significant Accounting Policies
, included in our Annual Report on Form
10-K
for the year ended December 31, 2020, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recently Issued Accounting Pronouncements but Not Adopted as of March 31, 2021

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
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

Issued August 2020
The FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification.	1st Quarter 2022	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

OVERVIEW
For the first quarter of 2021, we reported net earnings of $63.9 million, compared with $50.1 million for the fourth quarter of 2020 and $38.0 million for the first quarter of 2020. Diluted earnings per share were $0.47 for the first quarter, compared to $0.37 for the prior quarter and $0.27 for the same period last year.
The first quarter of 2021 included a $19.5 million recapture of provision for credit losses, due to the improvement in our economic forecast of certain macroeconomic variables, which were impacted by
COVID-19.
In comparison, there was no provision for credit losses recorded in the fourth quarter of 2020, while the first quarter of 2020 included a $12.0 million provision for credit losses at the start of the pandemic. During the first quarter of 2021, we experienced credit charge-offs of $2.5 million and total recoveries of $88,000, resulting in net charge-offs of $2.4 million. Gross charge-offs during the first quarter include one commercial and industrial loan, previously rated substandard, that was charged-off
in total for approximately $2.5 million. Of the 4,100 SBA PPP loans we originated in 2020, $582.8 million was outstanding at March 31, 2021. During the first quarter of 2021, the Company originated, approximately 1,500 PPP loans in round two, with a loan balance, at amortized cost, of $314.9 million at March 31, 2021. Interest and fee income from PPP loans was $10.4 million for the first quarter of 2021, compared to $10.5 million for the fourth quarter of 2020.
At March 31, 2021, total assets of $14.84 billion increased $421.1 million, or 2.92%, from total assets of $14.42 billion at December 31, 2020. Interest-earning assets of $13.62 billion at March 31, 2021 increased $399.9 million, or 3.02%, when compared with $13.22 billion at December 31, 2020. The increase in interest-earning assets was primarily due to a $921.8 million increase in investment securities, partially offset by a $450.3 million decrease in interest-earning balances due from the Federal Reserve, and a $55.8 million decrease in total loans.
Total investment securities were $3.90 billion at March 31, 2021, an increase of $921.8 million, or 30.96%, from $2.98 billion at December 31, 2020. In the first quarter of 2021, we purchased $1.23 billion of securities, with an average expected yield of approximately 1.57%. At March 31, 2021, investment securities held-to-maturity
(“HTM”) totaled $1.09 billion. At March 31, 2021, investment securities available-for-sale
(“AFS”) totaled $2.81 billion, inclusive of a net
pre-tax
unrealized gain of $14.4 million, which decreased $40.4 million from December 31, 2020. HTM securities increased by $508.4 million, or 87.86%, and AFS securities increased by $413.4 million, or 17.23%, from December 31, 2020. Our tax equivalent yield on investments was 1.65% for the quarter ended March 31, 2021, compared to 1.81% for the fourth quarter of 2020 and 2.45% for the first quarter of 2020.
Total loans and leases, net of deferred fees and discounts (amortized cost), of $8.29 billion at March 31, 2021 decreased by $55.8 million, or 0.67%, from December 31, 2020. The $55.8 million decrease in total loans included decreases of $100.1 million in dairy & livestock and agribusiness loans due to seasonal pay downs, $58.4 million in commercial and industrial loans, $15.1 million in SFR mortgage loans, and $7.3 million in other loans, partially offset by increases of $95.3 million in commercial real estate loans, $14.7 million in PPP loans, $11.2 million in construction loans, and $3.8 million in SBA loans. After adjusting for seasonality and PPP loans, our loans grew by $29.6 million, or 0.42%, from the end of the fourth quarter of 2020. Our yield on loans was 4.50% for the quarter ended March 31, 2021, compared to 4.56% for the fourth quarter of 2020 and 4.95% for the first quarter of 2020. The significant decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which after excluding discount accretion, nonaccrual interest income, and the impact from PPP loans, declined by 15 basis points and 44 basis points compared to the fourth quarter and first quarter of 2020, respectively. Interest income for yield adjustments related to discount accretion on acquired loans was $4.0 million for the quarter ended March 31, 2021, compared to $4.3 million for the fourth quarter of 2020 and $4.8 million for the first quarter of 2020.
Noninterest-bearing deposits were $7.58 billion at March 31, 2021, an increase of $122.5 million, or 1.64%, when compared to December 31, 2020. At March 31, 2021, noninterest-bearing deposits were 62.74% of total deposits, compared to 63.52% at December 31, 2020. Our average cost of total deposits was 0.06% for the quarter ended March 31, 2021, compared to 0.09% for the fourth quarter of 2020 and 0.19% for the first quarter of 2020.
Customer repurchase agreements totaled $506.3 million at March 31, 2021, compared to $439.4 million at December 31, 2020. Our average cost of total deposits including customer repurchase agreements was 0.06% for the quarter ended March 31, 2021, compared to 0.09% for the fourth quarter of 2020 and 0.20% for the first quarter of 2020.

At March 31, 2021 and December 31, 2020, we had $5.0 million in short-term borrowings with 0% cost, compared to no borrowings at March 31, 2020. At March 31, 2021, we had $25.8 million of junior subordinated debentures, bearing interest at three-month LIBOR plus 1.38% and mature in 2036, which was unchanged from December 31, 2020. We plan to redeem these debentures, which had a cost of 1.60% during the first quarter of 2021, by the end of the second quarter of 2021. Our average cost of funds was 0.07% for the quarter ended March 31, 2021, 0.09% for the fourth quarter of 2020, and 0.21% for the first quarter of 2020.
The allowance for credit losses totaled $71.8 million at March 31, 2021, compared to $93.7 million at December 31, 2020. The allowance for credit losses for the first quarter of 2021 was decreased by $19.5 million due to the improved outlook in our forecast of certain macroeconomic variable that were influenced by the economic impact of the pandemic and government stimulus, and by $2.4 million in net charge-offs. At March 31, 2021, ACL as a percentage of total loans and leases outstanding was 0.87% or 0.97% when PPP loans are excluded. This compares to 1.12% at December 31, 2020, or 1.25% when PPP loans are excluded. As of March 31, 2021, total discounts on acquired loans were $26.9 million.
The Company’s total equity was $2.02 billion at March 31, 2021. This represented an increase of $12.7 million, or 0.63%, from total equity of $2.01 billion at December 31, 2020. This increase was primarily due to net earnings of $63.9 million, partially offset by a $28.4 million decrease in other comprehensive income resulting from the tax-effected
impact of the decrease in market value of our
available-for-sale
investment securities portfolio and $24.5 million in cash dividends. Our tangible common equity ratio was 9.4% at March 31, 2021.
Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of March 31, 2021, the Company’s Tier 1 leverage capital ratio totaled 9.83%, our common equity Tier 1 ratio totaled 14.87%, our Tier 1 risk-based capital ratio totaled 15.15%, and our total risk-based capital ratio totaled 16.05%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our
Analysis of Financial Condition – Capital Resources
.

ANALYSIS OF THE RESULTS OF OPERATIONS
Financial Performance

	Three Months Ended March 31,		Variance
	2021	2020	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$103,468	$102,306	$1,162	1.14%
Recapture of (provision for) credit losses	19,500	(12,000)	31,500	262.50%
Noninterest income	13,681	11,640	2,041	17.53%
Noninterest expense	(47,163)	(48,641)	1,478	3.04%
Income taxes	(25,593)	(15,325)	(10,268)	-67.00%

Net earnings	$63,893	$37,980	$25,913	68.23%

Earnings per common share:
Basic	$0.47	$0.27	$0.20
Diluted	$0.47	$0.27	$0.20
Return on average assets	1.79%	1.34%	0.45%
Return on average shareholders’ equity	12.75%	7.61%	5.14%
Efficiency ratio	40.26%	42.69%	-2.43%
Noninterest expense to average assets	1.32%	1.72%	-0.40%

	Three Months Ended		Variance
	March 31, 2021	December 31, 2020	$	%
	(Dollars in thousands, except per share amounts)

Net interest income	$103,468	$105,853	$(2,385)	-2.25%
Recapture of credit losses	19,500	-	19,500	-
Noninterest income	13,681	12,925	756	5.85%
Noninterest expense	(47,163)	(48,276)	1,113	2.31%
Income taxes	(25,593)	(20,446)	(5,147)	-25.17%

Net earnings	$63,893	$50,056	$13,837	27.64%

Earnings per common share:
Basic	$0.47	$0.37	$0.10
Diluted	$0.47	$0.37	$0.10
Return on average assets	1.79%	1.42%	0.37%
Return on average shareholders’ equity	12.75%	9.92%	2.83%
Efficiency ratio	40.26%	40.64%	-0.38%
Noninterest expense to average assets	1.32%	1.37%	-0.05%

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

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(Dollars in thousands)

Net Income	$63,893	$50,056	$37,980
Add: Amortization of intangible assets	2,167	2,170	2,445
Less: Tax effect of amortization of intangible assets (1)	(641)	(642)	(723)

Tangible net income	$65,419	$51,584	$39,702

Average stockholders’ equity	$2,032,676	$2,007,640	$2,006,464
Less: Average goodwill	(663,707)	(663,707)	(663,707)
Less: Average intangible assets	(32,590)	(34,711)	(41,732)

Average tangible common equity	$1,336,379	$1,309,222	$1,301,025

Return on average equity, annualized	12.75%	9.92%	7.61%
Return on average tangible common equity, annualized	19.85%	15.67%	12.27%

(1)	Tax effected at respective statutory rates.
Net Interest Income
The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three months ended March 31, 2021 and 2020. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management
included herein.

The table below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,523,609	$8,968	1.47%	$1,659,394	$9,825	2.37%
Tax-advantaged	30,158	191	3.02%	38,086	224	3.36%
Held-to-maturity securities:
Taxable	580,478	2,811	1.95%	469,394	2,698	2.30%
Tax-advantaged	199,348	1,129	2.74%	189,522	1,300	3.32%
Investment in FHLB stock	17,688	217	4.98%	17,688	332	7.55%
Interest-earning deposits with other institutions	1,664,193	413	0.10%	261,041	613	0.94%
Loans (2)	8,270,282	91,795	4.50%	7,482,805	92,117	4.95%

Total interest-earning assets	13,285,756	105,524	3.24%	10,117,930	107,109	4.27%
Total noninterest-earning assets	1,220,899			1,257,870

Total assets	$14,506,655			$11,375,800

INTEREST-BEARING LIABILITIES

Savings deposits (3)	$4,026,248	1,198	0.12%	$3,056,743	3,111	0.41%
Time deposits	408,034	614	0.61%	445,431	1,013	0.91%

Total interest-bearing deposits	4,434,282	1,812	0.17%	3,502,174	4,124	0.47%
FHLB advances, other borrowings, and customer repurchase agreements	590,170	244	0.17%	504,585	679	0.54%

Interest-bearing liabilities	5,024,452	2,056	0.17%	4,006,759	4,803	0.48%

Noninterest-bearing deposits	7,240,494			5,247,025
Other liabilities	209,033			115,552
Stockholders’ equity	2,032,676			2,006,464

Total liabilities and stockholders’ equity	$14,506,655			$11,375,800

Net interest income		$103,468			$102,306

Net interest spread—tax equivalent			3.07%			3.79%
Net interest margin			3.17%			4.06%
Net interest margin—tax equivalent			3.18%			4.08%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended March 31, 2021 and 2020. The non TE rates were 1.62% and 2.38% for the three months ended March 31, 2021 and 2020, respectively.

(2)
Includes loan fees of $8.9 million and $548,000 for the three months ended March 31, 2021 and 2020, respectively. Prepayment penalty fees of $1.6 million and $1.5 million are included in interest income for the three months ended March 31, 2021 and 2020, respectively.

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
Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31, 2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
		(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$4,541	$(3,674)	$(1,724)	$(857)
Tax-advantaged investment securities	(46)	17	(4)	(33)
Held-to-maturity securities:
Taxable investment securities	609	(404)	(92)	113
Tax-advantaged investment securities	65	(224)	(12)	(171)
Investment in FHLB stock	-	(115)	-	(115)
Interest-earning deposits with other institutions	3,266	(543)	(2,923)	(200)
Loans	9,232	(8,644)	(910)	(322)

Total interest income	17,667	(13,587)	(5,665)	(1,585)

Interest expense:
Savings deposits	972	(2,191)	(694)	(1,913)
Time deposits	(63)	(250)	(86)	(399)
FHLB advances, other borrowings, and customer repurchase agreements	113	(469)	(79)	(435)

Total interest expense	1,022	(2,910)	(859)	(2,747)

Net interest income	$16,645	$(10,677)	$(4,806)	$1,162

First Quarter of 2021 Compared to the First Quarter of 2020
Net interest income, before provision for credit losses, of $103.5 million for the first quarter of 2021 increased $1.2 million, or 1.14%, compared to $102.3 million for the first quarter of 2020. Interest-earning assets increased on average by $3.17 billion, or 31.31%, from $10.12 billion for the first quarter of 2020 to $13.29 billion for the first quarter of 2021. Our net interest margin (TE) was 3.18% for the first quarter of 2021, compared to 4.08% for the first quarter of 2020.
Interest income for the first quarter of 2021 was $105.5 million, which represented a $1.6 million, or 1.48%, decrease when compared to the same period of 2020. Average interest-earning assets increased to $13.29 billion and the average interest-earning asset yield was 3.24% for the first quarter of 2021, compared to 4.27% for the first quarter of 2020. The 102 basis point decrease in the average interest-earning asset yield compared to the first quarter of 2020, was primarily due to a combination of a 45 basis point decrease in loan yields, a 76 basis point decrease in the non-tax
equivalent investment yields, and a change in mix of average earning assets, with average balances at the Federal Reserve growing to 12.21% of earning assets for the first quarter of 2021, compared to 2.40% for the first quarter of 2020. The increase in balances at the Federal Reserve was impacted by $2.93 billion in average deposit growth compared to the first quarter of 2020. The net interest margin for the first quarter of 2021 would have been approximately 35 basis points higher without the $1.38 billion year-over-year increase in average deposits at the Federal Reserve, earning 10 basis points.

Interest income and fees on loans for the first quarter of 2021 of $91.8 million decreased $322,000, or 0.35%, when compared to the first quarter of 2020. Average loans increased $787.5 million for the first quarter of 2021 when compared with the same period of 2020, primarily due to $880.7 million in average PPP loans. The PPP loans we originated resulted in the recognition of approximately $8.2 million in fee income and $2.2 million in loan interest during the first quarter of 2021. Discount accretion on acquired loans decreased by $748,000 compared to the first quarter of 2020. The significant decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which after excluding the impact from PPP loans, discount accretion and nonaccrual interest income, declined by 44 basis points from the first quarter of 2020.
Interest income from investment securities was $13.1 million for the first quarter of 2021, a $948,000, or 6.75%, decrease from $14.0 million for the first quarter of 2020. This decrease was primarily the result of a 76 basis point decline in the non-tax
equivalent yield on investments as the decline in interest rates over the past four quarters decreased yields on investment securities due to higher levels of premium amortization, as well as lower yields on investments purchased during the past four quarters. Partially offsetting the decline from lower rates was a $977.2 million increase in average investment securities for the first quarter of 2021, compared to the same period of 2020.
Interest expense of $2.1 million for the first quarter of 2021, decreased $2.7 million, or 57.19%, compared to the first quarter of 2020. The average rate paid on interest-bearing liabilities decreased by 31 basis points, to 0.17% for the first quarter of 2021 from 0.48% for the first quarter of 2020. Average interest-bearing liabilities were $1.02 billion higher for the first quarter of 2021 when compared to the first quarter of 2020. On average, noninterest-bearing deposits were 62.02% of our total deposits for the first quarter of 2021, compared to 59.97% for the first quarter of 2020. In comparison to the first quarter of 2020, our overall cost of funds decreased by 14 basis points, partially due to growth in average noninterest-bearing deposits of $1.99 billion, compared to the increase in average interest-bearing deposits of $932.1 million. In addition, the cost of interest-bearing deposits decreased by 30 basis points for the first quarter of 2021 compared to the first quarter of 2020.
Provision for Credit Losses
The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio at the balance sheet date.
The allowance for credit losses on loans totaled $71.8 million at March 31, 2021, compared to $93.7 million at December 31, 2020 and $82.6 million as of March 31, 2020. For the first quarter of 2021, we recaptured $19.5 million in provision for credit losses, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic and government stimulus. For the first quarter of 2021, we experienced credit charge-offs of $2.5 million and total recoveries of $88,000, resulting in net charge-offs of $2.4 million. This compares to a $12.0 million credit loss provision and net recoveries of $141,000 for the same period of 2020. The ratio of the allowance for credit losses to total loans and leases outstanding, net of deferred fees and discount, as of March 31, 2021, was 0.87%, or 0.97% when PPP loans are excluded. This compares to 1.12% and 1.11%, as of December 31, 2020 and March 31, 2020, respectively. As of March 31, 2021, remaining discounts on acquired loans were $26.9 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 –
Management’s Discussion and Analysis of Financial Condition and Results of Operations
contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.
No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact of the pandemic on our business and customers. See “Allowance for Credit Losses” under
Analysis of Financial Condition
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
The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended March 31,		Variance
	2021	2020	$	%
		(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$3,985	$4,776	$(791)	-16.56%
Trust and investment services	2,611	2,420	191	7.89%
Bankcard services	350	577	(227)	-39.34%
BOLI income	4,624	2,059	2,565	124.58%
Swap fee income	215	373	(158)	-42.36%
Gain on OREO, net	429	10	419	4190.00%
Other	1,467	1,425	42	2.95%

Total noninterest income	$13,681	$11,640	$2,041	17.53%

First Quarter of 2021 Compared to the First Quarter of 2020
The $2.0 million increase in noninterest income was primarily due to a $2.6 million increase in BOLI income and a $399,000 gain on the sale of one OREO property in the first quarter of 2021, partially offset by a $791,000 decrease in service charges on deposit accounts. This decrease was primarily due to the offset of fees due to higher earnings credits generated by the significant increase in our customer’s noninterest-bearing deposits held at the Bank when compared to the first quarter of 2020.
The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 8 –
Derivative Financial Instruments
of the notes to the unaudited condensed consolidated financial statements of this report for additional information). The first quarter of 2021 included lower swap fee income of $158,000 compared to the first quarter of 2020, due to lower volume of swap transactions. The steepening of the yield curve has made it less attractive for our customers to enter into interest rates swaps that convert floating rate loans to fixed rate instruments, compared to a conventional fixed rate loan. We executed on swap agreements related to new loan originations with a notional amount totaling $15.4 million for the first quarter of 2021, compared to $23.3 million for the first quarter of 2020.
CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured
investment products. At March 31, 2021, CitizensTrust had approximately $3.10 billion in assets under management and administration, including $2.29 billion in assets under management. CitizensTrust generated fees of $2.6 million for the first quarter of 2021, compared to $2.4 million for the first quarter of 2020, due to the growth in assets under management and investment services.
The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Income from our BOLI policies for the first quarter of 2021 included $3.5 million in death benefits that exceeded cash surrender values of certain BOLI policies, compared to $715,000 in death benefits for the first quarter of 2020.

Noninterest Expense
The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended March 31,		Variance
	2021	2020	$	%
		(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$29,706	$30,877	$(1,171)	-3.79%
Occupancy	4,107	3,803	304	7.99%
Equipment	756	1,034	(278)	-26.89%
Professional services	2,168	2,256	(88)	-3.90%
Computer software expense	2,844	2,816	28	0.99%
Marketing and promotion	725	1,555	(830)	-53.38%
Amortization of intangible assets	2,167	2,445	(278)	-11.37%
Telecommunications expense	552	636	(84)	-13.21%
Regulatory assessments	1,059	148	911	615.54%
Insurance	453	406	47	11.58%
Loan expense	238	257	(19)	-7.39%
OREO expense	9	258	(249)	-96.51%
Directors’ expenses	379	351	28	7.98%
Stationery and supplies	244	285	(41)	-14.39%
Other	1,756	1,514	242	15.98%
Total noninterest expense	$47,163	$48,641	$(1,478)	-3.04%

Noninterest expense to average assets	1.32%	1.72%

Efficiency ratio (1)	40.26%	42.69%

(1)	Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.
Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.32% for the first quarter of 2021, compared to 1.72% for the first quarter of 2020. The decline in this ratio for 2021 reflects the $3.13 billion growth in average assets that resulted primarily from $2.93 billion in average deposit growth.
Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 40.26% for the first quarter of 2021, compared to 42.69% for the first quarter of 2020.
First Quarter of 2021 Compared to the First Quarter of 2020
Noninterest expense of $47.2 million for the first quarter of 2021 was $1.5 million, or 3.04%, lower than the first quarter of 2020. Salaries and employee benefits declined by $1.2 million from the first quarter of 2020, as deferred loan origination costs, which are a contra expense, increased by $1.0 million due primarily to the origination of more than 1,500 PPP loans in the first quarter of 2021. Additionally, marketing and promotion expense declined by $830,000, partly due to restrictions resulting from the pandemic. An increase of $911,000 in regulatory assessment expense in the first quarter of 2021, compared to the prior year quarter, resulted from the final application of assessment credits provided by the FDIC at the end of the second quarter of 2020.
Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2021 was 28.60%, compared to 28.75% for the same period of 2020. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged
income as well as available tax credits.
The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged
income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION
Total assets of $14.84 billion at March 31, 2021 increased $421.1 million, or 2.92%, from total assets of $14.42 billion at December 31, 2020. Interest-earning assets totaled $13.62 billion at March 31, 2021, an increase of $399.9 million, or 3.02%, when compared with $13.22 billion at December 31, 2020. The increase in interest-earning assets was primarily due to a $921.8 million increase in investment securities, partially offset by a $450.3 million decrease in interest-earning balances due from the Federal Reserve, and a $55.8 million decrease in total loans. During the first quarter of 2021, we originated approximately 1,500 SBA PPP loans in round two, with a loan balance, at amortized cost, of $314.9 million at March 31, 2021. Of the 4,100 PPP loans we originated in 2020, $582.8 million remained outstanding at March 31, 2021. Excluding PPP loans, total loans declined by $70.5 million, or 0.94%, from December 31, 2020.
Total liabilities were $12.82 billion at March 31, 2021, an increase of $408.4 million, or 3.29%, from total liabilities of $12.41 billion at December 31, 2020. Total deposits grew by $342.2 million, or 2.92%. Total equity increased $12.7 million, or 0.63%, to $2.02 billion at March 31, 2021, compared to total equity of $2.01 billion at December 31, 2020. The $12.7 million increase in equity was primarily due to net earnings of $63.9 million during the first quarter of 2021, partially offset by a $28.4 million decrease in other comprehensive income from the tax-effected
impact of the decrease in market value of
available-for-sale
securities and $24.5 million in cash dividends.
Investment Securities
The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2021, total investment securities were $3.90 billion. This represented an increase of $921.8 million, or 30.96%, from total investment securities of $2.98 billion at December 31, 2020. The increase in investment securities was primarily due to new securities purchased exceeding cash outflow from the portfolio in the first quarter of 2021. At March 31, 2021, investment securities HTM totaled $1.09 billion. At March 31, 2021, our AFS investment securities totaled $2.81 billion, inclusive of a pre-tax
net unrealized gain of $14.4 million. The
after-tax
unrealized gain reported in AOCI on AFS investment securities was $10.1 million. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2021 and 2020, repayments/maturities of investment securities totaled $259.9 million and $128.2 million, respectively. The Company purchased additional investment securities totaling $1.23 billion and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. The current quarter purchases included $682.9 million in AFS securities that were comprised of MBS with average lives of less than five years that are expected to yield approximately 1.37%. Additionally, we purchased $545.7 million dollars in HTM securities that were comprised of fixed rate agency and municipal bonds, with longer maturities that on average exceed ten years. On a non-tax
equivalent basis, these securities will generate a yield of approximately 1.81%. There were no investment securities sold during the first three months of 2021 and 2020.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,175,414	$38,333	$(22,409)	$2,191,338	77.92%
CMO/REMIC	592,915	4,072	(6,821)	590,166	20.99%
Municipal bonds	28,703	1,183	-	29,886	1.06%
Other securities	958	-	-	958	0.03%

Total available-for-sale securities	$2,797,990	$43,588	$(29,230)	$2,812,348	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$601,142	$3,860	$(16,289)	$588,713	55.30%
Mortgage-backed securities	135,137	5,348	(255)	140,230	12.43%
CMO/REMIC	133,556	2,832	-	136,388	12.29%
Municipal bonds	217,149	5,095	(2,094)	220,150	19.98%

Total held-to-maturity securities	$1,086,984	$17,135	$(18,638)	$1,085,481	100.00%

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,857,030	$48,006	$(101)	$1,904,935	79.41%
CMO/REMIC	457,548	5,515	(249)	462,814	19.29%
Municipal bonds	28,707	1,578	-	30,285	1.26%
Other securities	889	-	-	889	0.04%

Total available-for-sale securities	$2,344,174	$55,099	$(350)	$2,398,923	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$98,663	$5,877	$-	$104,540	17.05%
Mortgage-backed securities	146,382	7,644	(32)	153,994	25.30%
CMO/REMIC	145,309	5,202	-	150,511	25.11%
Municipal bonds	188,272	6,980	(74)	195,178	32.54%

Total held-to-maturity securities	$578,626	$25,703	$(106)	$604,223	100.00%

As of March 31, 2021, approximately $60.6 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 6% of the total investment portfolio, are predominately AA or higher rated securities.
.

The following table presents the Company’s
available-for-sale
investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,327,126	$(22,409)	$-	$-	$1,327,126	$(22,409)
CMO/REMIC	422,765	(6,821)	-	-	422,765	(6,821)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$1,749,891	$(29,230)	$-	$-	$1,749,891	$(29,230)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
			(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$72,219	$(101)	$-	$-	$72,219	$(101)
CMO/REMIC	96,974	(249)	-	-	96,974	(249)
Municipal bonds	-	-	-	-	-	-

Total available-for-sale securities	$169,193	$(350)	$-	$-	$169,193	$(350)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale
and
held-to-maturity
securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of March 31, 2021 and December 31, 2020.
Refer to Note 4 –
Investment Securities
of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans
Total loans and leases, at amortized cost, of $8.29 billion at March 31, 2021 decreased by $55.8 million, or 0.67%, from December 31, 2020. The $55.8 million decrease in total loans included decreases of $100.1 million in dairy & livestock and agribusiness loans due to seasonal pay downs, $58.4 million in commercial and industrial loans, $15.1 million in SFR mortgage loans, and $7.3 million in other loans, partially offset by increases of $95.3 million in commercial real estate loans, $14.7 million in PPP loans, $11.2 million in construction loans, and $3.8 million SBA loans. After adjusting for seasonality and PPP loans, our loans grew by $29.6 million or 0.42% from December 31, 2020.
The following table presents our loan portfolio by type as of the dates presented.
Distribution of Loan Portfolio by Type

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial real estate	$5,596,781	$5,501,509
Construction	96,356	85,145
SBA	307,727	303,896
SBA - Paycheck Protection Program (PPP)	897,724	882,986
Commercial and industrial	753,708	812,062
Dairy & livestock and agribusiness	261,088	361,146
Municipal lease finance receivables	42,349	45,547
SFR mortgage	255,400	270,511
Consumer and other loans	81,924	86,006

Total loans, at amortized cost	8,293,057	8,348,808
Less: Allowance for credit losses	(71,805)	(93,692)

Total loans and lease finance receivables, net	$8,221,252	$8,255,116

As of March 31, 2021, $327.4 million, or 5.85% of the total commercial real estate loans included loans secured by farmland, compared to $314.4 million, or 5.72%, at December 31, 2020. The loans secured by farmland included $129.2 million for loans secured by dairy & livestock land and $198.1 million for loans secured by agricultural land at March 31, 2021, compared to $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020. As of March 31, 2021, dairy & livestock and agribusiness loans of $261.1 million were comprised of $229.1 million for dairy & livestock loans and $31.9 million for agribusiness loans, compared to $320.1 million for dairy & livestock loans and $41.0 million for agribusiness loans at December 31, 2020.
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
As of March 31, 2021, the Company had $200.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2021, the Company had $107.2 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.
As an active participant in the SBA’s Paycheck Protection Program, we originated approximately 4,100 PPP loans totaling $1.10 billion, with a remaining outstanding balance of $582.8 million as of March 31, 2021. As of March 31, 2021, we have originated approximately 1,500 PPP loans in round two with a loan balance, at amortized cost, of $314.9 million.

As of March 31, 2021, the Company had $96.4 million in construction loans. This represents 1.16% of total loans held-for-investment.
Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at March 31, 2021.
Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment
commercial real estate loans, by region as of March 31, 2021.

	March 31, 2021
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,549,896	42.8%	$2,232,034	39.9%
Central Valley	1,344,718	16.2%	1,028,703	18.4%
Inland Empire	1,168,494	14.1%	865,648	15.5%
Orange County	1,083,075	13.1%	679,585	12.1%
Central Coast	492,532	5.9%	366,547	6.5%
San Diego	232,277	2.8%	170,091	3.0%
Other California	137,582	1.7%	87,463	1.6%
Out of State	284,483	3.4%	166,710	3.0%

	$8,293,057	100.0%	$5,596,781	100.0%

The table below breaks down our commercial real estate portfolio.

	March 31, 2021
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$1,915,437	34.2%	52.4%	$1,434
Office	1,025,167	18.3%	24.2%	1,635
Retail	793,485	14.2%	13.0%	1,714
Multi-family	605,110	10.8%	2.0%	1,548
Secured by farmland (2)	327,363	5.8%	96.6%	2,154
Medical	293,909	5.3%	42.6%	1,729
Other (3)	636,310	11.4%	57.4%	1,398

Total commercial real estate	$5,596,781	100.0%	38.8%	$1,557

(1)	Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)	The loans secured by farmland included $129.2 million for loans secured by dairy & livestock land and $198.1 million for loans secured by agricultural land at March 31, 2021.
(3)	Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans at March 31, 2021.

Nonperforming Assets
The following table provides information on nonperforming assets as of the dates presented.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$13,769	$14,347
Loans past due 90 days or more and still accruing interest	-	-
Nonperforming troubled debt restructured loans (TDRs)	-	-

Total nonperforming loans	13,769	14,347
OREO, net	1,575	3,392

Total nonperforming assets	$15,344	$17,739

Performing TDRs	$5,813	$2,159

Total nonperforming loans and performing TDRs	$19,582	$16,506
Percentage of nonperforming loans and performing TDRs to total loans, net of deferred fees	0.24%	0.20%
Percentage of nonperforming assets to total loans, net of deferred fees, and OREO	0.18%	0.21%
Percentage of nonperforming assets to total assets	0.10%	0.12%
Troubled Debt Restructurings (“TDRs”)
Total TDRs were $5.8 million at March 31, 2021, compared to $2.2 million at December 31, 2020. At March 31, 2021, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.
The following table provides a summary of TDRs as of the dates presented.

	March 31, 2021		December 31, 2020
	Balance	Number of Loans	Balance	Number of Loans
(Dollars in thousands)
Performing TDRs:
Commercial real estate	$294	1	$320	1
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	4,482	3	43	1
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	1,037	5	1,796	7
Consumer and other	-	-	-	-

Total performing TDRs	$5,813	9	$2,159	9

Nonperforming TDRs:
Commercial real estate	$-	-	$-	-
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	-	-	-	-
Consumer and other	-	-	-	-

Total nonperforming TDRs	$-	-	$-	-

Total TDRs	$5,813	9	$2,159	9

At March 31, 2021 and December 31, 2020, there was no ACL allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on TDRs for the three months ended March 31, 2021 and 2020.

Nonperforming Assets and Delinquencies
The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Nonperforming loans (1):
Commercial real estate	$7,395	$7,563	$6,481	$2,628	$947
Construction	-	-	-	-	-
SBA	2,412	2,273	1,724	1,598	2,748
Commercial and industrial	2,967	3,129	1,822	1,222	1,703
Dairy & livestock and agribusiness	259	785	849	-	-
SFR mortgage	424	430	675	1,080	864
Consumer and other loans	312	167	224	289	166

Total	$13,769	$14,347	$11,775	$6,817	$6,428

% of Total loans	0.17%	0.17%	0.14%	0.08%	0.09%

Past due 30-89 days:
Commercial real estate	$178	$-	$-	$4	$210
Construction	-	-	-	-	-
SBA	258	1,965	66	214	3,086
Commercial and industrial	952	1,101	3,627	630	665
Dairy & livestock and agribusiness	-	-	-	882	166
SFR mortgage	266	-	-	446	233
Consumer and other loans	21	-	67	413	-

Total	$1,675	$3,066	$3,760	$2,589	$4,360

% of Total loans	0.02%	0.04%	0.04%	0.03%	0.06%
OREO:
Commercial real estate	$1,575	$1,575	$1,575	$2,275	$2,275
SBA	-	-	797	797	797
SFR mortgage	-	1,817	1,817	1,817	1,817

Total	$1,575	$3,392	$4,189	$4,889	$4,889

Total nonperforming, past due, and OREO	$17,019	$20,805	$19,724	$14,295	$15,677

% of Total loans	0.21%	0.25%	0.23%	0.17%	0.21%

(1)	As of June 30, 2020, nonperforming loans included $25,000 of commercial and industrial loans past due 90 days or more and still accruing interest.
Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $13.8 million at March 31, 2021, or 0.17% of total loans. This compares to nonperforming loans of $14.3 million, or 0.17% of total loans, at December 31, 2020 and $6.4 million, or 0.09% of total loans, at March 31, 2020. The $578,000 quarter-over-quarter decrease in nonperforming loans was primarily due to decreases of $526,000 in nonperforming dairy & livestock and agribusiness loans, $168,000 in commercial real estate loans, and $162,000 in nonperforming commercial and industrial loans. This was partially offset by a $145,000 increase in nonperforming consumer and other loans and a $139,000 increase in SBA loans.
At March 31, 2021, we had one OREO property with a carrying value of $1.6 million, compared to two OREO properties with a carrying value of $3.4 million at December 31, 2020 and four OREO properties with a carrying value of $4.9 million at March 31, 2020. We recognized a $399,000 gain on the sale of one OREO property in the first quarter of 2021. There were no additions to or sales of OREO properties for the three months ended March 31, 2021.
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
10-K
for the year ended
December 31, 2020.

Allowance for Credit Losses
We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3—
Summary of Significant Accounting Policies
of the notes contained in our Annual Report on Form
10-K
for the year ended December 31, 2020. The allowance for credit losses totaled $71.8 million as of March 31, 2021, compared to $93.7 million as of December 31, 2020 and $82.6 million as of March 31, 2020. Our allowance for credit losses at March 31, 2021 was 0.87%, or 0.97% of total loans when excluding the $897.7 million in PPP loans. The first quarter of 2021 included a $19.5 million recapture of provision for credit losses as a result of the improvement in our economic forecast. The Company previously recorded provision for credit losses totaling $23.5 million in 2020, due to the severe decline in economic forecasts associated with the pandemic. Net charge-offs were $2.4 million for the three months ended March 31, 2021. This compares to a $12.0 million credit loss provision and $141,000 in net recoveries for the same period of 2020.
The allowance for credit losses as of March 31, 2021 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.
Based on the magnitude of government economic stimulus and the wide availability of vaccines, our latest economic forecast reflects improvements in key macroeconomic variables, particularly the commercial real estate price index and the unemployment rate. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s, including Moody’s baseline forecast, as well as upside and downside forecasts. Our forecast at the end of the first quarter of 2021, assumes GDP will increase by 4.0% in 2021 and then grow by 3.2% in 2022 and 2.8% in 2023. The forecast for the unemployment rate is 6.4% in 2021, 6.3% in 2022 and 5.5% in 2023. Management believes that the ACL was appropriate at March 31, 2021 and December 31, 2020. As there is a high degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$93,692	$68,660
Impact of adopting ASU 2016-13	-	1,840
Charge-offs:
Commercial real estate	-	-
Construction	-	-
SBA	-	-
Commercial and industrial	(2,475)	-
Dairy & livestock and agribusiness	-	-
SFR mortgage	-	-
Consumer and other loans	-	(86)

Total charge-offs	(2,475)	(86)

Recoveries:
Commercial real estate	-	-
Construction	3	3
SBA	4	-
Commercial and industrial	2	2
Dairy & livestock and agribusiness	-	-
SFR mortgage	79	206
Consumer and other loans	-	16

Total recoveries	88	227

Net (charge-offs) recoveries	(2,387)	141
(Recapture of) provision for credit losses	(19,500)	12,000

Allowance for credit losses at end of period	$71,805	$82,641

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$9,000	$8,959
Impact of adopting ASU 2016-13	-	41
Provision for unfunded loan commitments	-	-

Reserve for unfunded loan commitments at end of period	$9,000	$9,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.48%	0.56%

Amount of total loans at end of period (1)	$8,293,057	$7,466,152
Average total loans outstanding (1)	$8,270,282	$7,482,805

Net (charge-offs) recoveries to average total loans	-0.029%	0.002%
Net (charge-offs) recoveries to total loans at end of period	-0.029%	0.002%
Allowance for credit losses to average total loans	0.87%	1.10%
Allowance for credit losses to total loans at end of period	0.87%	1.11%
Net (charge-offs) recoveries to allowance for credit losses	-3.32%	0.17%
Net (charge-offs) recoveries to (recapature of ) provision for credit losses	12.24%	1.18%

(1)	Net of deferred loan origination fees, costs and discounts (amortized cost).

The ACL/Total Loan Coverage Ratio as of March 31, 2021 decreased to 0.87%, compared to 1.11% as of March 31, 2020 due to the forecasted impact of improved economic conditions on future life of loan.
The Bank’s ACL methodology also produced an allowance of $9.0 million for our off-balance
sheet credit exposures as of March 31, 2021, which was unchanged from the allowance at March 31, 2020.
While we believe that the allowance at March 31, 2021 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.
Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits.
Total deposits were $12.08 billion at March 31, 2021. This represented an increase of $342.2 million, or 2.92%, over total deposits of $11.74 billion at December 31, 2020. The composition of deposits is summarized as of the dates presented in the table below.

	March 31, 2021		December 31, 2020

	Balance	Percent	Balance	Percent

	(Dollars in thousands)

Noninterest-bearing deposits	$7,577,839	62.74%	$7,455,387	63.52%
Interest-bearing deposits
Investment checking	567,062	4.69%	517,976	4.42%
Money market	2,996,378	24.81%	2,869,348	24.45%
Savings	530,046	4.39%	492,096	4.19%
Time deposits	407,330	3.37%	401,694	3.42%

Total deposits	$12,078,655	100.00%	$11,736,501	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $7.58 billion at March 31, 2021, representing an increase of $122.5 million, or 1.64%, from noninterest-bearing deposits of $7.46 billion at December 31, 2020. Noninterest-bearing deposits represented 62.74% of total deposits at March 31, 2021, compared to 63.52% of total deposits at December 31, 2020.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.09 billion at March 31, 2021, representing an increase of $214.1 million, or 5.52%, from savings deposits of $3.88 billion at December 31, 2020.
Time deposits totaled $407.3 million at March 31, 2021, representing an increase of $5.6 million, or 1.40%, from total time deposits of $401.7 million for December 31, 2020.

Borrowings
We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined
balance in a demand deposit account, in order to earn interest. As of March 31, 2021 and December 31, 2020, total funds borrowed under these agreements were $506.3 million and $439.4 million, respectively, with a weighted average interest rate of 0.09% and 0.10%, respectively.
At March 31, 2021 and December 31, 2020, we had $5.0 million in short-term borrowings that were interest-free advances from the FHLB, compared to no borrowings at March 31, 2020.
At December 31, 2020, our junior subordinated debentures of $25.8 million represent the amounts that are due from the Company to CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036.
At March 31, 2021, $6.07 billion of loans and $1.92 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Aggregate Contractual Obligations
The following table summarizes the aggregate contractual obligations as of March 31, 2021.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,078,655	$12,041,777	$26,966	$9,293	$619
Customer repurchase agreements (1)	506,346	506,346	-	-	-
Junior subordinated debentures (1)	25,774	-	-	-	25,774
Deferred compensation	22,482	674	956	622	20,230
Operating leases	23,491	6,757	9,555	5,173	2,006
Affordable housing investment	1,950	1,859	55	30	6

Total	$12,658,698	$12,557,413	$37,532	$15,118	$48,635

(1)	Amounts exclude accrued interest.
Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Bank.
Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.
Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust III. These debentures bear interest at three-month LIBOR plus 1.38% and mature in 2036. We plan to redeem our $25.8 million junior subordinated debentures, which had a cost of 1.60% during the first quarter of 2021, by the end of the second quarter of this year.
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

Off-Balance
Sheet Arrangements
The following table summarizes the
off-balance
sheet items at March 31, 2021.

		Maturity by Period
		Less Than	One Year	Four Years	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$329,913	$56,821	$110,606	$136,422	$26,064
Construction	110,133	43,477	66,656	-	-
SBA	98	28	-	-	70
SBA - PPP	-	-	-	-	-
Commercial and industrial	1,047,807	736,354	212,758	8,095	90,600
Dairy & livestock and agribusiness (1)	219,510	148,395	71,115	-	-
SFR Mortgage	3,877	-	500	-	3,377
Consumer and other loans	127,634	10,231	11,628	3,697	102,078

Total commitment to extend credit	1,838,972	995,306	473,263	148,214	222,189
Obligations under letters of credit	50,835	46,971	3,864	-	-

Total	$1,889,807	$1,042,277	$477,127	$148,214	$222,189

(1)	Total commitments to extend credit to agribusiness were $24.5 million at March 31, 2021.
As of March 31, 2021, we had commitments to extend credit of approximately $1.84 billion, and obligations under letters of credit of $50.8 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance
sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded no provision or recapture of provision for unfunded loan commitments for the three months ended March 31, 2021 and 2020. The Company had a reserve for unfunded loan commitments of $9.0 million as of March 31, 2021 and December 31, 2020 included in other liabilities.
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
Total equity increased $12.7 million, or 0.63%, to $2.02 billion at March 31, 2021, compared to total equity of $2.01 billion at December 31, 2020. The $12.7 million increase in equity was primarily due to $63.9 million in net earnings and $1.7 million for various stock based compensation items. This was partially offset by a $28.4 million decrease in other comprehensive income resulting from the tax effected impact of the decrease in market value of our investment securities portfolio and $24.5 million in cash dividends declared. Our tangible common equity ratio was 9.37% at March 31, 2021.
During the first quarter of 2021, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. For the year ended December 31, 2020, the Company repurchased 4,944,290 shares of CVB common stock outstanding under this program. As of March 31, 2021, we have 4,585,145 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.
The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2021, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1.
Business – Capital Adequacy Requirements
” as described in our Annual Report on Form
10-K
for the year ended December 31, 2020.
At March 31, 2021, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				March 31, 2021		December 31, 2020
	Adequately	Minimum Required	Well	CVB Financial	Citizens	CVB Financial	Citizens
	Capitalized	Plus Capital	Capitalized	Corp.	Business	Corp.	Business
Capital Ratios	Ratios	Conservation Buffer	Ratios	Consolidated	Bank	Consolidated	Bank
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.83%	9.45%	9.90%	9.58%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.87%	14.55%	14.77%	14.57%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	15.15%	14.55%	15.06%	14.57%
Total risk-based capital ratio	8.00%	10.50%	10.00%	16.05%	15.46%	16.24%	15.75%

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
Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period
due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $12.08 billion at March 31, 2021 increased $342.2 million, or 2.92%, over total deposits of $11.74 billion at December 31, 2020. This deposit growth was primarily due to our customers maintaining greater liquidity.
In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance
sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. The sale of investment securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets. At March 31, 2021, the Bank had $5.0 million in FHLB short-term borrowings at 0% cost that mature in May of 2021.
CVB is a holding company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. At March 31, 2021, we had $25.8 million in subordinated debt at an interest rate of three month LIBOR plus 1.38%. This subordinated debt is scheduled to be redeemed at par on June 15, 2021. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank to CVB. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or CVB to pay dividends or make other distributions.

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2021 and 2020. For further details see our “
Condensed Consolidated Statements of Cash Flows
(Unaudited)” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Average cash and cash equivalents	$1,772,635	$409,885
Percentage of total average assets	12.22%	3.60%

Net cash provided by operating activities	$46,938	$75,527
Net cash (used in) provided by investing activities	(864,874)	205,990
Net cash provided by financing activities	385,075	238,704

Net (decrease) increase in cash and cash equivalents	$(432,861)	$520,221

Average cash and cash equivalents increased by $1.36 billion, or 332.47%, to $1.77 billion for the three months ended March 31, 2021, compared to $409.9 million for the same period of 2020.
At March 31, 2021, cash and cash equivalents totaled $1.53 billion. This represented an increase of $819.6 million, or 116.13%, from $705.7 million at March 31, 2020.
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
one-year
and
two-year
cumulative time horizon.
The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year
horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates depending on the level of current market rates. The simulation model uses a parallel yield curve shift that ramps rates up or down on a pro rata basis over the
12-month
and
24-month
time horizon.

The following depicts the Company’s net interest income sensitivity analysis for the periods presented below, when rates are ramped up 200bps or ramped down 100bps over a
12-month
time horizon.

Estimated Net Interest Income Sensitivity (1)
	March 31, 2021			December 31, 2020
		24-month Period			24-month Period
Interest Rate Scenario	12-month Period	(Cumulative)	Interest Rate Scenario	12-month Period	(Cumulative)
+ 200 basis points	9.99%	18.97%	+ 200 basis points	11.10%	19.60%
- 100 basis points	-4.64%	-5.79%	- 100 basis points	-1.20%	-2.40%

(1)	Percentage change from base scenario, but the current low interest rate environment limits the absolute decline in rates as the model does not assume rates go below zero.
Based on our current simulation models, we believe that the interest rate risk profile of the balance sheet is asset sensitive over both a one-year
and a
two-year
horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing
characteristics and balance fluctuations of deposits with indeterminate or non-contractual
maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. Our exposure in the rates down scenario is impacted by the current low interest rate environment and the model does not assume that rates go below zero.
We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing
risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2021 and December 31, 2020, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.
Economic Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2021	December 31, 2020

100 bp decrease in interest rates	-11.1%	-21.0%
100 bp increase in interest rates	9.7%	16.1%
200 bp increase in interest rates	18.6%	28.4%
300 bp increase in interest rates	23.4%	34.4%
400 bp increase in interest rates	29.8%	41.6%
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
LIBOR is expected to be completely phased out by 2023, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans and interest rate swap derivatives that are indexed to LIBOR. For further quantitative and qualitative disclosures about market risks in our portfolio, see “
Asset/Liability Management and Interest Rate Sensitivity Management
” included in Item 2 “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2020. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.
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
During the quarter ended March 31, 2021, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.   RISK FACTORS
Except as discussed below there have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form
10-K
for the year ended December 31, 2020. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form
10-K
and any subsequent Form
10-Q
or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
” in this Quarterly Report on Form
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
Furthermore, the pandemic could further influence the recognition of credit losses in our loan portfolios and further increase our allowance for credit losses, particularly as many businesses remain closed or partially open. Our customers could be expected to draw further on their lines of credit or to seek deferments of scheduled loan payments to help mitigate the effects of lost revenues. We implemented CECL, for determining our overall provision for credit losses, at the beginning of the first quarter of 2020. For the year ended December 31, 2020, our allowance for credit losses increased by $23.5 million in provision for credit losses, primarily due to the forecasted impact of
COVID-19
on certain economic variables that may cause distress to our loan portfolios. During the first quarter of 2021, forecasted improvements in macroeconomic variables, because of the wide availability of vaccines and government economic stimulus, resulted in a $19.5 million recapture of provision for credit losses. In addition, through March 31, 2021 we have temporary payment deferments of interest or of principal and interest to customers for six loans, with a gross balance of $10 million, or 0.12% of our total loan portfolio at March 31, 2021. Depending on the scope and duration of the
COVID-19
pandemic, we believe there is a possibility that increased provisions for credit losses could prove necessary in the future.
Similarly, because of changing economic and market conditions affecting bond issuers, we may be required to recognize credit losses in future periods on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant or critical portions of our workforce or managers are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, and to comply with or follow various government recommendations or mandates, we have also suspended certain real property foreclosure actions and sales, and in certain instances, we are providing fee waivers, payment deferrals, and other expanded assistance for our business and mortgage customers. The extent to which the
COVID-19
pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the safety, effectiveness, distribution and acceptance of vaccines developed to mitigate the pandemic, and actions taken by governmental authorities and other third parties in response to the pandemic.
Our bank has elected to participate as a lender in the Small Business Administration’s Paycheck Protection Program (PPP), and has accordingly become subject to a number of significant risks applicable to lenders under the PPP.
As one set of responses to the
COVID-19
pandemic, our federal, state and local governments have promulgated a wide variety of laws, regulations, executive orders and programs designed to ameliorate the severe and widespread economic distress caused by the mandatory closings of many businesses throughout the State of California and counties in which we operate. One such program is the PPP enacted under the federal CARES Act. This program is designed, among other things, to provide employee payroll maintenance support for small and medium-sized
businesses throughout the United States,

including in the State of California, through loans made by authorized lenders and guaranteed by the federal Small Business Administration (SBA). Because the Company is an authorized SBA lender and our primary customer base consists of small and medium-sized
businesses, the Company has actively participated in the PPP. Including the second round of funding, after legislation passed on April 24, 2020, we originated and funded approximately 4,100 PPP loans totaling approximately $1.10 billion, of which $582.8 million was outstanding at March 31, 2021. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit
organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. Recently, the Bank began accepting applications for the second round of PPP loans. As of March 31, 2021, we have originated approximately 1,500 round two loans totaling $325 million in customer borrowings.
Under interim final regulations promulgated by the SBA, PPP lenders are entitled to rely on borrower certifications with respect to issues such as program eligibility and eligible loan amounts, and PPP loans are designed to be subsequently forgivable, in whole or part, if certain additional criteria are met by the borrower with respect to employee payroll maintenance. However, in view of the fact that the PPP was by design intended to support economically distressed businesses, the SBA’s guarantee of PPP loan amounts to participating lenders is a critical feature of the program. There are significant risks to the Company’s participation in the PPP, including whether certain borrowers will ultimately be found to have been eligible for PPP loans, whether eligible PPP loan amounts for certain borrowers were correctly calculated, whether certain PPP loans will ultimately be determined to be forgivable, and if not, whether the SBA’s guarantee will continue to apply to any unforgiven PPP loan amounts. As of March 31, 2021, approximately 2,400 loans, representing nearly $544 million in loan balances, were submitted to the SBA and granted forgiveness. To date, our customers who have had their forgiveness requests reviewed by the SBA have received almost 100% loan forgiveness.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. During the three months ended March 31, 2021, the Company did not repurchase any shares of CVB common stock outstanding under this program. As of March 31, 2021, we have 4,585,145 shares of CVB common stock available for repurchase under the common stock repurchase program.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.   OTHER INFORMATION
None

ITEM 6.   EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Employee Offer Letter, executed March 24, 2021, for Mr. Brian T. Mauntel†(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan.
(1)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 13, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: May 10, 2021

/s/ E. Allen Nicholson
E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)