Form 10-Q
period 2021-06-30
CVB FINANCIAL CORP
filed 2021-08-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
(Registrant's telephone number, including area code)

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 135,895,589 outstanding as of July 30, 2021.

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
•
the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings (including any securities, lender liability, bank operations, check or wire fraud, financial product or service, data privacy, consumer or employee class action litigation);
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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$153,475	$122,305
Interest-earning balances due from Federal Reserve	2,178,390	1,835,855
Total cash and cash equivalents	2,331,865	1,958,160
Interest-earning balances due from depository institutions	26,258	43,563
Investment securities available-for-sale, at fair value (with amortized cost of $2,908,746 at June 30, 2021, and $2,344,174 at December 31, 2020)	2,932,021	2,398,923
Investment securities held-to-maturity (with fair value of $1,055,523 at June 30, 2021, and $604,223 at December 31, 2020)	1,036,924	578,626
Total investment securities	3,968,945	2,977,549
Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	8,071,310	8,348,808
Allowance for credit losses	(69,342)	(93,692)
Net loans and lease finance receivables	8,001,968	8,255,116
Premises and equipment, net	49,914	51,144
Bank owned life insurance (BOLI)	250,305	226,818
Accrued interest receivable	35,124	31,306
Intangibles	29,300	33,634
Goodwill	663,707	663,707
Other real estate owned (OREO)	-	3,392
Income taxes	40,710	29,540
Other assets	123,504	127,697
Total assets	$15,539,288	$14,419,314

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$8,065,400	$7,455,387
Interest-bearing	4,603,657	4,281,114
Total deposits	12,669,057	11,736,501
Customer repurchase agreements	578,207	439,406
Other borrowings	-	5,000
Deferred compensation	22,253	21,611
Junior subordinated debentures	-	25,774
Payable for securities purchased	110,430	60,113
Other liabilities	104,267	122,919
Total liabilities	13,484,214	12,411,324

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 135,927,287 at June 30, 2021, and 135,600,501 at December 31, 2020	1,214,882	1,211,780
Retained earnings	826,941	760,861
Accumulated other comprehensive income, net of tax	13,251	35,349
Total stockholders' equity	2,055,074	2,007,990
Total liabilities and stockholders' equity	$15,539,288	$14,419,314

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans and leases, including fees	$91,726	$95,352	$183,521	$187,469
Investment securities:
Investment securities available-for-sale	9,410	8,449	18,569	18,498
Investment securities held-to-maturity	5,130	3,660	9,070	7,658
Total investment income	14,540	12,109	27,639	26,156
Dividends from FHLB stock	283	214	500	546
Interest-earning deposits with other institutions	479	283	892	896
Total interest income	107,028	107,958	212,552	215,067
Interest expense:
Deposits	1,425	2,995	3,237	7,119
Borrowings and customer repurchase agreements	132	261	273	740
Junior subordinated debentures	83	133	186	333
Total interest expense	1,640	3,389	3,696	8,192
Net interest income before (recapture of) provision for credit losses	105,388	104,569	208,856	206,875
(Recapture of) provision for credit losses	(2,000)	11,500	(21,500)	23,500
Net interest income after (recapture of) provision for credit losses	107,388	93,069	230,356	183,375
Noninterest income:
Service charges on deposit accounts	4,169	3,809	8,154	8,585
Trust and investment services	3,167	2,477	5,778	4,897
Bankcard services	533	405	883	982
BOLI income	1,240	1,683	5,864	3,742
Gain on OREO, net	48	-	477	10
Other	1,679	3,778	3,361	5,576
Total noninterest income	10,836	12,152	24,517	23,792
Noninterest expense:
Salaries and employee benefits	28,836	28,706	58,542	59,583
Occupancy and equipment	4,949	5,031	9,812	9,868
Professional services	2,248	2,368	4,416	4,624
Computer software expense	2,657	2,754	5,501	5,570
Marketing and promotion	1,799	1,255	2,524	2,810
Amortization of intangible assets	2,167	2,445	4,334	4,890
(Recapture of) provision for unfunded loan commitments	(1,000)	-	(1,000)	-
Other	4,889	3,839	9,579	7,694
Total noninterest expense	46,545	46,398	93,708	95,039
Earnings before income taxes	71,679	58,823	161,165	112,128
Income taxes	20,500	17,192	46,093	32,517
Net earnings	$51,179	$41,631	$115,072	$79,611

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$8,937	$(1,280)	$(31,373)	$35,338
Less: Income tax (expense) benefit related to items of other comprehensive income	(2,642)	378	9,275	(10,448)
Other comprehensive income (loss), net of tax	6,295	(902)	(22,098)	24,890
Comprehensive income	$57,474	$40,729	$92,974	$104,501

Basic earnings per common share	$0.38	$0.31	$0.85	$0.58
Diluted earnings per common share	$0.38	$0.31	$0.85	$0.58

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended June 30, 2021 and 2020

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2021	135,920	$1,213,451	$800,259	$6,956	$2,020,666
Repurchase of common stock	(2)	(32)	-	-	(32)
Exercise of stock options	5	73	-	-	73
Shares issued pursuant to stock-based compensation plan	4	1,390	-	-	1,390
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,497)	-	(24,497)
Net earnings	-	-	51,179	-	51,179
Other comprehensive loss	-	-	-	6,295	6,295
Balance, June 30, 2021	135,927	$1,214,882	$826,941	$13,251	$2,055,074

Balance, April 1, 2020	135,511	$1,208,049	$694,931	$38,406	$1,941,386
Repurchase of common stock	(1)	(28)	-	-	(28)
Exercise of stock options	6	79	-	-	79
Shares issued pursuant to stock-based compensation plan	-	1,349	-	-	1,349
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,417)	-	(24,417)
Net earnings	-	-	41,631	-	41,631
Other comprehensive loss	-	-	-	(902)	(902)
Balance, June 30, 2020	135,516	$1,209,449	$712,145	$37,504	$1,959,098

Six Months Ended June 30, 2021 and 2020

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2021	135,601	$1,211,780	$760,861	$35,349	$2,007,990
Repurchase of common stock	(24)	(534)	-	-	(534)
Exercise of stock options	45	964	-	-	964
Shares issued pursuant to stock-based compensation plan	305	2,672	-	-	2,672
Cash dividends declared on common stock ($0.36 per share)	-	-	(48,992)	-	(48,992)
Net earnings	-	-	115,072	-	115,072
Other comprehensive loss	-	-	-	(22,098)	(22,098)
Balance, June 30, 2021	135,927	$1,214,882	$826,941	$13,251	$2,055,074

Balance, January 1, 2020	140,102	$1,298,792	$682,692	$12,614	$1,994,098
Cumulative adjustment upon adoption of ASU 2016-13	-	-	(1,325)	-	(1,325)
Repurchase of common stock	(4,989)	(92,430)	-	-	(92,430)
Exercise of stock options	10	121	-	-	121
Shares issued pursuant to stock-based compensation plan	393	2,966	-	-	2,966
Cash dividends declared on common stock ($0.36 per share)	-	-	(48,833)	-	(48,833)
Net earnings	-	-	79,611	-	79,611
Other comprehensive income	-	-	-	24,890	24,890
Balance, June 30, 2020	135,516	$1,209,449	$712,145	$37,504	$1,959,098

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Interest and dividends received	$200,495	$202,574
Service charges and other fees received	18,083	19,935
Interest paid	(3,572)	(7,840)
Net cash paid to vendors, employees and others	(97,222)	(88,778)
Income taxes	(47,085)	(28,810)
Net cash provided by operating activities	70,699	97,081
Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	17,305	(35,680)
Proceeds from repayment of investment securities available-for-sale	424,999	243,397
Proceeds from maturity of investment securities available-for-sale	-	3,490
Purchases of investment securities available-for-sale	(949,645)	-
Proceeds from repayment and maturity of investment securities held-to-maturity	82,937	71,597
Purchases of investment securities held-to-maturity	(545,681)	(1,509)
Net increase in equity investments	(5,692)	(3,040)
Net decrease (increase) in loan and lease finance receivables	297,796	(821,352)
Proceeds from sale of building, net of selling costs	1,157	-
Purchase of premises and equipment	(2,299)	(1,550)
Purchase of BOLI	(25,000)	-
Proceeds from BOLI death benefit	11,121	3,159
Proceeds from sales of other real estate owned	3,869	-
Net cash used in investing activities	(689,133)	(541,488)
Cash Flows from Financing Activities
Net increase in other deposits	968,729	2,265,270
Net (decrease) increase in time deposits	(36,173)	13,382
Net (decrease) increase in other borrowings	(5,000)	10,000
Net increase in customer repurchase agreements	138,801	39,497
Repayment of junior subordinated debentures	(25,774)	-
Cash dividends on common stock	(48,874)	(49,668)
Repurchase of common stock	(534)	(92,430)
Proceeds from exercise of stock options	964	121
Net cash provided by financing activities	992,139	2,186,172
Net increase in cash and cash equivalents	373,705	1,741,765

Cash and cash equivalents, beginning of period	1,958,160	185,518
Cash and cash equivalents, end of period	$2,331,865	$1,927,283

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$115,072	$79,611
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	(189)	-
Gain on sale of other real estate owned	(477)	-
Increase in BOLI	(5,864)	(2,578)
Net amortization of premiums and discounts on investment securities	14,908	5,931
Accretion of discount for acquired loans, net	(7,511)	(8,795)
(Recapture of) provision for credit losses	(21,500)	23,500
(Recapture of) provision for unfunded loan commitments	(1,000)	-
Stock-based compensation	2,672	2,966
Depreciation and amortization, net	(4,838)	3,685
Change in other assets and liabilities	(20,574)	(7,239)
Total adjustments	(44,373)	17,470
Net cash provided by operating activities	$70,699	$97,081

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$110,430	$162,090

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

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification — Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC (“Form 10-K”).

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

	June 30, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,218,714	$34,675	$(10,886)	$2,242,503	76.48%
CMO/REMIC	660,322	3,575	(5,348)	658,549	22.46%
Municipal bonds	28,700	1,259	-	29,959	1.02%
Other securities	1,010	-	-	1,010	0.04%
Total available-for-sale securities	$2,908,746	$39,509	$(16,234)	$2,932,021	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$592,611	$10,233	$(4,115)	$598,729	57.15%
Mortgage-backed securities	124,894	5,809	(165)	130,538	12.05%
CMO/REMIC	106,699	2,298	-	108,997	10.29%
Municipal bonds	212,720	5,454	(915)	217,259	20.51%
Total held-to-maturity securities	$1,036,924	$23,794	$(5,195)	$1,055,523	100.00%

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,857,030	$48,006	$(101)	$1,904,935	79.41%
CMO/REMIC	457,548	5,515	(249)	462,814	19.29%
Municipal bonds	28,707	1,578	-	30,285	1.26%
Other securities	889	-	-	889	0.04%
Total available-for-sale securities	$2,344,174	$55,099	$(350)	$2,398,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$98,663	$5,877	$-	$104,540	17.05%
Mortgage-backed securities	146,382	7,644	(32)	153,994	25.30%
CMO/REMIC	145,309	5,202	-	150,511	25.11%
Municipal bonds	188,272	6,980	(74)	195,178	32.54%
Total held-to-maturity securities	$578,626	$25,703	$(106)	$604,223	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$9,226	$8,244	$18,194	$18,069
Tax-advantaged	184	205	375	429
Total interest income from available-for-sale securities	9,410	8,449	18,569	18,498
Investment securities held-to-maturity:
Taxable	4,007	2,447	6,818	5,145
Tax-advantaged	1,123	1,213	2,252	2,513
Total interest income from held-to-maturity securities	5,130	3,660	9,070	7,658
Total interest income from investment securities	$14,540	$12,109	$27,639	$26,156

The adoption of CECL did not and continues to not have a material impact on the accounting for investment securities, as approximately 94% of the total investment securities portfolio at June 30, 2021 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA- or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the new CECL model was zero at June 30, 2021 and December 31, 2020.

We adopted ASU 2016-13 on January 1, 2020, on a modified retrospective basis. Under this ASU, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our AFS and HTM securities. Management determined that there were no credit losses for securities in an unrealized loss position as of June 30, 2021 and December 31, 2020.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,134,903	$(10,886)	$-	$-	$1,134,903	$(10,886)
CMO/REMIC	486,494	(5,348)	-	-	486,494	(5,348)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,621,397	$(16,234)	$-	$-	$1,621,397	$(16,234)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$72,219	$(101)	$-	$-	$72,219	$(101)
CMO/REMIC	96,974	(249)	-	-	96,974	(249)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$169,193	$(350)	$-	$-	$169,193	$(350)

At June 30, 2021 and December 31, 2020, investment securities having a carrying value of approximately $2.11 billion and $1.81 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2021, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 20 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2021
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$39,963	$40,364	$1,360	$1,365
Due after one year through five years	1,718,199	1,744,873	235,798	243,918
Due after five years through ten years	1,045,295	1,042,337	152,170	154,121
Due after ten years	105,289	104,447	647,596	656,119
Total investment securities	$2,908,746	$2,932,021	$1,036,924	$1,055,523

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2021.

5.    LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)

Commercial real estate	$5,670,696	$5,501,509
Construction	88,280	85,145
SBA	291,778	303,896
SBA - Paycheck Protection Program (PPP)	657,815	882,986
Commercial and industrial	749,117	812,062
Dairy & livestock and agribusiness	257,781	361,146
Municipal lease finance receivables	44,657	45,547
SFR mortgage	237,124	270,511
Consumer and other loans	74,062	86,006
Total loans, at amortized cost	8,071,310	8,348,808
Less: Allowance for credit losses	(69,342)	(93,692)
Total loans and lease finance receivables, net	$8,001,968	$8,255,116

As of June 30, 2021, 74.29% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 70.26% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of June 30, 2021, $348.0 million, or 6.14% of the total commercial real estate loans included loans secured by farmland, compared to $314.4 million, or 5.72%, at December 31, 2020. The loans secured by farmland included $126.2 million for loans secured by dairy & livestock land and $221.8 million for loans secured by agricultural land at June 30, 2021, compared to $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020. As of June 30, 2021, dairy & livestock and agribusiness loans of $257.8 million were comprised of $220.4 million for dairy & livestock loans and $37.4 million for agribusiness loans, compared to $320.1 million for dairy & livestock loans and $41.0 million for agribusiness loans at December 31, 2020.

At June 30, 2021 and December 31, 2020, loans totaling $6.13 billion and $6.07 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of June 30, 2021 and December 31, 2020.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$590,633	$983,583	$643,212	$569,056	$536,282	$1,918,411	$179,984	$36,916	$5,458,077
Special Mention	10,350	9,178	9,165	29,047	48,258	67,790	4,584	16,348	194,720
Substandard	2,450	-	471	-	5,057	9,600	-	321	17,899
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$603,433	$992,761	$652,848	$598,103	$589,597	$1,995,801	$184,568	$53,585	$5,670,696

Construction loans:
Risk Rating:
Pass	$3,707	$17,859	$6,993	$3,038	$-	$-	$47,207	$-	$78,804
Special Mention	-	-	-	7,793	-	-	1,683	-	9,476
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$3,707	$17,859	$6,993	$10,831	$-	$-	$48,890	$-	$88,280

SBA loans:
Risk Rating:
Pass	$34,423	$42,665	$11,315	$42,296	$47,190	$95,505	$-	$-	$273,394
Special Mention	-	-	-	-	4,186	5,988	-	-	10,174
Substandard	-	-	-	864	4,487	2,859	-	-	8,210
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$34,423	$42,665	$11,315	$43,160	$55,863	$104,352	$-	$-	$291,778

SBA - PPP loans:
Risk Rating:
Pass	$395,349	$260,963	$-	$-	$-	$-	$-	$-	$656,312
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,503	-	-	-	-	-	-	1,503
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$395,349	$262,466	$-	$-	$-	$-	$-	$-	$657,815

Commercial and industrial loans:
Risk Rating:
Pass	$50,590	$93,190	$147,698	$58,447	$43,464	$87,688	$234,803	$6,423	$722,303
Special Mention	467	1,703	1,726	2,154	635	220	6,951	221	14,077
Substandard	2,643	1,498	133	2,163	1,305	697	2,905	1,393	12,737
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$53,700	$96,391	$149,557	$62,764	$45,404	$88,605	$244,659	$8,037	$749,117

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$-	$1,014	$1,527	$1,005	$225	$349	$226,192	$587	$230,899
Special Mention	-	-	-	330	-	857	11,152	8,321	20,660
Substandard	-	-	-	118	-	-	-	6,104	6,222
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$-	$1,014	$1,527	$1,453	$225	$1,206	$237,344	$15,012	$257,781

Municipal lease finance receivables loans:
Risk Rating:
Pass	$5,262	$8,122	$-	$279	$10,061	$20,557	$-	$-	$44,281
Special Mention	-	-	-	-	-	376	-	-	376
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$5,262	$8,122	$-	$279	$10,061	$20,933	$-	$-	$44,657

SFR mortgage loans:
Risk Rating:
Pass	$19,740	$53,029	$47,707	$23,121	$19,398	$71,945	$152	$-	$235,092
Special Mention	-	-	-	-	-	192	-	-	192
Substandard	-	-	-	-	-	1,420	-	420	1,840
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$19,740	$53,029	$47,707	$23,121	$19,398	$73,557	$152	$420	$237,124

Consumer and other loans:
Risk Rating:
Pass	$3,204	$3,091	$1,659	$686	$778	$2,020	$57,531	$2,403	$71,372
Special Mention	976	-	-	-	-	88	993	-	2,057
Substandard	-	-	-	-	-	169	5	459	633
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$4,180	$3,091	$1,659	$686	$778	$2,277	$58,529	$2,862	$74,062

Total Loans:
Risk Rating:
Pass	$1,102,908	$1,463,516	$860,111	$697,928	$657,398	$2,196,475	$745,869	$46,329	$7,770,534
Special Mention	11,793	10,881	10,891	39,324	53,079	75,511	25,363	24,890	251,732
Substandard	5,093	3,001	604	3,145	10,849	14,745	2,910	8,697	49,044
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$1,119,794	$1,477,398	$871,606	$740,397	$721,326	$2,286,731	$774,142	$79,916	$8,071,310

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$979,499	$691,091	$607,753	$617,640	$550,105	$1,646,876	$192,583	$24,548	$5,310,095
Special Mention	9,332	7,162	30,049	43,870	17,398	49,840	5,720	994	164,365
Substandard	-	491	2,157	7,382	2,528	13,790	360	341	27,049
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$988,831	$698,744	$639,959	$668,892	$570,031	$1,710,506	$198,663	$25,883	$5,501,509

Construction loans:
Risk Rating:
Pass	$14,511	$9,350	$14,945	$2,258	$-	$4	$44,077	$-	$85,145
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$14,511	$9,350	$14,945	$2,258	$-	$4	$44,077	$-	$85,145

SBA loans:
Risk Rating:
Pass	$47,901	$12,821	$44,950	$58,839	$26,136	$86,085	$-	$2,976	$279,708
Special Mention	-	-	-	5,446	1,336	5,648	-	-	12,430
Substandard	-	-	904	5,503	1,554	3,797	-	-	11,758
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$47,901	$12,821	$45,854	$69,788	$29,026	$95,530	$-	$2,976	$303,896

SBA - PPP loans:
Risk Rating:
Pass	$882,986	$-	$-	$-	$-	$-	$-	$-	$882,986
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$882,986	$-	$-	$-	$-	$-	$-	$-	$882,986

Commercial and industrial loans:
Risk Rating:
Pass	$104,478	$168,050	$62,453	$56,043	$32,149	$76,019	$257,250	$6,058	$762,500
Special Mention	1,995	1,081	1,892	1,028	95	4,882	17,395	1,132	29,500
Substandard	4,346	860	3,996	2,282	285	94	6,677	1,522	20,062
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$110,819	$169,991	$68,341	$59,353	$32,529	$80,995	$281,322	$8,712	$812,062

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,041	$1,765	$1,199	$5,680	$120	$320	$319,211	$363	$329,699
Special Mention	878	-	364	-	-	-	13,255	1,511	16,008
Substandard	-	-	784	693	2,285	-	-	11,677	15,439
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$1,919	$1,765	$2,347	$6,373	$2,405	$320	$332,466	$13,551	$361,146

Municipal lease finance receivables loans:
Risk Rating:
Pass	$8,478	$-	$2,556	$10,249	$3,586	$20,266	$-	$-	$45,135
Special Mention	-	-	-	-	-	412	-	-	412
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$8,478	$-	$2,556	$10,249	$3,586	$20,678	$-	$-	$45,547

SFR mortgage loans:
Risk Rating:
Pass	$65,463	$59,596	$29,142	$22,452	$27,192	$62,593	$3	$-	$266,441
Special Mention	-	-	-	-	-	452	-	-	452
Substandard	-	-	-	-	229	2,957	-	432	3,618
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$65,463	$59,596	$29,142	$22,452	$27,421	$66,002	$3	$432	$270,511

Consumer and other loans:
Risk Rating:
Pass	$8,557	$2,077	$871	$969	$1,586	$961	$67,774	$1,688	$84,483
Special Mention	-	-	-	-	-	91	517	22	630
Substandard	-	-	-	-	-	172	-	721	893
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$8,557	$2,077	$871	$969	$1,586	$1,224	$68,291	$2,431	$86,006

Total Loans:
Risk Rating:
Pass	$2,112,914	$944,750	$763,869	$774,130	$640,874	$1,893,124	$880,898	$35,633	$8,046,192
Special Mention	12,205	8,243	32,305	50,344	18,829	61,325	36,887	3,659	223,797
Substandard	4,346	1,351	7,841	15,860	6,881	20,810	7,037	14,693	78,819
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$2,129,465	$954,344	$804,015	$840,334	$666,584	$1,975,259	$924,822	$53,985	$8,348,808

Allowance for Credit Losses ("ACL")

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

Our allowance for credit losses at June 30, 2021 decreased from the prior quarter end by $2.5 million, primarily due to a $2.0 million recapture of provision for credit losses, as a result of a modest improvement in our economic forecast. In comparison, the first quarter of 2021 included a $19.5 million recapture of provision, as our forecast of macroeconomic variables improved more significantly in relation to the forecast at the end of 2020. During the second quarter of 2020, we recorded a provision for credit losses of $11.5 million, due to the initial forecast of a severe economic downturn from the COVID-19 pandemic, in addition to $12.0 million in provision for credit losses reflected in the first quarter of 2020. Based on the magnitude of government economic stimulus and the wide availability of vaccines, our economic forecasts have continued to reflect improvements in key macroeconomic variables, including GDP, the commercial real estate price index and the unemployment rate. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s, including Moody’s baseline forecast, as well as upside and downside forecasts. Our forecast at the end of the second quarter of 2021, assumes GDP will increase by 6.1% in 2021 and then by 2.7% in 2022 and 2.5% in 2023. The forecast for the unemployment rate is 6.1% in 2021 and 2022, then falling to 5.3% in 2023. At June 30, 2021, the allowance for credit losses of $69.3 million was 0.86% of total loans, compared to 1.12% and 1.12% at December 31, 2020 and June 30, 2020, respectively.

Management believes that the ACL was appropriate at June 30, 2021 and December 31, 2020. As there is a high degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended June 30, 2021
	Ending Balance March 31, 2021	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance June 30, 2021
	(Dollars in thousands)
Commercial real estate	$56,572	$-	$-	$(1,372)	$55,200
Construction	1,878	-	41	(94)	1,825
SBA	2,512	-	4	30	2,546
Commercial and industrial	6,439	(500)	2	(274)	5,667
Dairy & livestock and agribusiness	2,722	-	-	53	2,775
Municipal lease finance receivables	35	-	-	32	67
SFR mortgage	298	-	-	(14)	284
Consumer and other loans	1,349	(10)	-	(361)	978
Total allowance for credit losses	$71,805	$(510)	$47	$(2,000)	$69,342

	Three Months Ended June 30, 2020
	Ending Balance March 31, 2020	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2020
	(Dollars in thousands)
Commercial real estate	$58,427	$-	$-	$16,501	$74,928
Construction	4,632	-	3	(2,345)	2,290
SBA	3,946	(156)	3	(142)	3,651
Commercial and industrial	9,387	(11)	3	(1,388)	7,991
Dairy & livestock and agribusiness	4,266	-	-	(887)	3,379
Municipal lease finance receivables	277	-	-	25	302
SFR mortgage	281	-	-	(59)	222
Consumer and other loans	1,425	-	-	(205)	1,220
Total allowance for credit losses	$82,641	$(167)	$9	$11,500	$93,983

	Six Months Ended June 30, 2021
	Ending Balance December 31, 2020	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance June 30, 2021
	(Dollars in thousands)
Commercial real estate	$75,439	$-	$-	$(20,239)	$55,200
Construction	1,934	-	44	(153)	1,825
SBA	2,992	-	8	(454)	2,546
Commercial and industrial	7,142	(2,975)	4	1,496	5,667
Dairy & livestock and agribusiness	3,949	-	-	(1,174)	2,775
Municipal lease finance receivables	74	-	-	(7)	67
SFR mortgage	367	-	79	(162)	284
Consumer and other loans	1,795	(10)	-	(807)	978
Total allowance for credit losses	$93,692	$(2,985)	$135	$(21,500)	$69,342

	Six Months Ended June 30, 2020
	Ending Balance, prior to adoption of ASU 2016-13 December 31, 2019	Impact of Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2020
	(Dollars in thousands)
Commercial real estate	$48,629	$3,547	$-	$-	$22,752	$74,928
Construction	858	655	-	6	771	2,290
SBA	1,453	1,818	(156)	3	533	3,651
Commercial and industrial	8,880	(2,442)	(11)	5	1,559	7,991
Dairy & livestock and agribusiness	5,255	(186)	-	-	(1,690)	3,379
Municipal lease finance receivables	623	(416)	-	-	95	302
SFR mortgage	2,339	(2,043)	-	206	(280)	222
Consumer and other loans	623	907	(86)	16	(240)	1,220
Total allowance for credit losses	$68,660	$1,840	$(253)	$236	$23,500	$93,983

As of June 30, 2021, the remaining outstanding balance of PPP loans was $657.8 million. As these loans are fully guaranteed by the SBA, the ACL does not include an allowance.

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

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$-	$3,239	$3,239	$2,135,252	$2,138,491
Non-owner occupied	-	-	755	755	3,531,450	3,532,205
Construction
Speculative (1)	-	-	-	-	68,175	68,175
Non-speculative	-	-	-	-	20,105	20,105
SBA	-	-	1,235	1,235	290,543	291,778
SBA - PPP	-	-	-	-	657,815	657,815
Commercial and industrial	415	42	1,413	1,870	747,247	749,117
Dairy & livestock and agribusiness	-	-	-	-	257,781	257,781
Municipal lease finance receivables	-	-	-	-	44,657	44,657
SFR mortgage	-	-	218	218	236,906	237,124
Consumer and other loans	-	-	46	46	74,016	74,062
Total loans	$415	$42	$6,906	$7,363	$8,063,947	$8,071,310

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$-	$7,208	$7,208	$2,136,051	$2,143,259
Non-owner occupied	-	-	-	-	3,358,250	3,358,250
Construction
Speculative (1)	-	-	-	-	72,126	72,126
Non-speculative	-	-	-	-	13,019	13,019
SBA	531	2,415	1,025	3,971	299,925	303,896
SBA - PPP	-	-	-	-	882,986	882,986
Commercial and industrial	608	811	2,338	3,757	808,305	812,062
Dairy & livestock and agribusiness	-	-	784	784	360,362	361,146
Municipal lease finance receivables	-	-	-	-	45,547	45,547
SFR mortgage	-	-	229	229	270,282	270,511
Consumer and other loans	-	-	-	-	86,006	86,006
Total loans	$1,139	$3,226	$11,584	$15,949	$8,332,859	$8,348,808

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of June 30, 2021 and December 31, 2020 by type of loan.

	June 30, 2021
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$3,684	$3,684	$-
Non-owner occupied	755	755	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	848	1,382	-
SBA - PPP	-	-	-
Commercial and industrial	406	1,818	-
Dairy & livestock and agribusiness	-	118	-
Municipal lease finance receivables	-	-	-
SFR mortgage	406	406	-
Consumer and other loans	308	308	-
Total loans	$6,407	$8,471	$-

(1)
As of June 30, 2021, $1.5 million of nonaccruing loans were current, $42,000 were 60-89 days past due, and $6.9 million were 90+ days past due.
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

	June 30, 2021			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$7,144	$-	$-	8
Construction	-	-	-	-
SBA	625	610	147	10
SBA - PPP	-	-	-	-
Commercial and industrial	387	6,475	147	22
Dairy & livestock and agribusiness	-	118	-	1
Municipal lease finance receivables	-	-	-	-
SFR mortgage	406	-	-	2
Consumer and other loans	308	-	-	3
Total collateral-dependent loans	$8,870	$7,203	$294	46

	December 31, 2020			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$7,883	$-	$-	8
Construction	-	-	-	-
SBA	1,761	326	185	10
SBA - PPP	-	-	-	-
Commercial and industrial	470	5,542	95	18
Dairy & livestock and agribusiness	-	785	-	1
Municipal lease finance receivables	-	-	-	-
SFR mortgage	430	-	-	2
Consumer and other loans	168	-	-	2
Total collateral-dependent loans	$10,712	$6,653	$280	41

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.0 million for the off-balance sheet credit exposures as of June 30, 2021. This resulted in a $1.0 million recapture of provision for unfunded loan commitments for the three months ended June 30, 2021, compared to no provision or recapture of provision for unfunded loan commitments for the six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, the balance in this reserve was $8.0 million and $9.0 million, respectively, and was included in other liabilities.

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

As of June 30, 2021, there were $8.2 million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2021, performing TDRs were comprised of three commercial and industrial loans of $4.5 million, two commercial real estate loans of $2.7 million, and five SFR mortgage loans of $1.0 million.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We have no allocated allowance to TDRs as of June 30, 2021 and December 31, 2020.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$5,813	$2,813	$2,159	$3,112
New modifications	2,453	-	7,096	-
Payoffs/payments, net and other	(51)	(42)	(1,040)	(341)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-
Ending balance	$8,215	$2,771	$8,215	$2,771
Nonperforming TDRs:
Beginning balance	$-	$-	$-	$244
New modifications	-	-	-	-
Charge-offs	-	-	-	-
Payoffs/payments, net and other	-	-	-	(244)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-
Ending balance	$-	$-	$-	$-
Total TDRs	$8,215	$2,771	$8,215	$2,771

The following tables summarize loans modified as TDRs for the period presented.

Modifications (1)

For the Three Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2021	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	1	$2,453	$2,453	$2,450	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	1	$2,453	$2,453	$2,450	$-

	For the Six Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2021	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial real estate:
Interest rate reduction	1	$2,453	$2,453	$2,450	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	4,643	4,643	4,443	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	3	$7,096	$7,096	$6,893	$-

(1)
The tables above exclude modified loans that were paid off prior to the end of the period.
(2)
Financial effects resulting from modifications represent charge-offs and current allowance for credit losses at modification date.

As of June 30, 2021 and 2020, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the six months ended June 30, 2021 and 2020, respectively.

6.    EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2021, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 115,000 and 116,000, respectively. For the three and six months ended June 30, 2020, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 338,000 and 303,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$51,179	$41,631	$115,072	$79,611
Less: Net earnings allocated to restricted stock	239	158	547	237
Net earnings allocated to common shareholders	$50,940	$41,473	$114,525	$79,374
Weighted average shares outstanding	135,286	134,998	135,235	137,052
Basic earnings per common share	$0.38	$0.31	$0.85	$0.58

Diluted earnings per common share:
Net income allocated to common shareholders	$50,940	$41,473	$114,525	$79,374
Weighted average shares outstanding	135,286	134,998	135,235	137,052
Incremental shares from assumed exercise of outstanding options	221	156	235	176
Diluted weighted average shares outstanding	135,507	135,154	135,470	137,228
Diluted earnings per common share	$0.38	$0.31	$0.85	$0.58

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,242,503	$-	$2,242,503	$-
CMO/REMIC	658,549	-	658,549	-
Municipal bonds	29,959	-	29,959	-
Other securities	1,010	-	1,010	-
Total investment securities - AFS	2,932,021	-	2,932,021	-
Interest rate swaps	18,424	-	18,424	-
Total assets	$2,950,445	$-	$2,950,445	$-
Description of liability
Interest rate swaps	$18,424	$-	$18,424	$-
Total liabilities	$18,424	$-	$18,424	$-

	Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,904,935	$-	$1,904,935	$-
CMO/REMIC	462,814	-	462,814	-
Municipal bonds	30,285	-	30,285	-
Other securities	889	-	889	-
Total investment securities - AFS	2,398,923	-	2,398,923	-
Interest rate swaps	30,181	-	30,181	-
Total assets	$2,429,104	$-	$2,429,104	$-
Description of liability
Interest rate swaps	$30,181	$-	$30,181	$-
Total liabilities	$30,181	$-	$30,181	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2021 and December 31, 2020, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period. These losses on collateral dependent loans represent the amount of the allowance for credit losses and/or charge-offs during the period applicable to loans held at period-end. The amount of the allowance is included in the ACL.

	Carrying Value at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2021
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
SBA	504	-	-	504	153
Commercial and industrial	423	-	-	423	3,153
Dairy & livestock and agribusiness	118	-	-	118	59
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	41	-	-	41	-
Consumer and other loans	-	-	-	-	10
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-
Total assets	$1,086	$-	$-	$1,086	$3,375

	Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2020
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
SBA	76	-	-	76	24
Commercial and industrial	4,266	-	-	4,266	2,316
Dairy & livestock and agribusiness	-	-	-	-	-
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
Other real estate owned	2,275	-	-	2,275	700
Asset held-for-sale	-	-	-	-	-
Total assets	$6,617	$-	$-	$6,617	$3,040

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2021 and December 31, 2020, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$2,331,865	$2,331,865	$-	$-	$2,331,865
Interest-earning balances due from depository institutions	26,258	-	26,258	-	26,258
Investment securities available-for-sale	2,932,021	-	2,932,021	-	2,932,021
Investment securities held-to-maturity	1,036,924	-	1,055,523	-	1,055,523
Total loans, net of allowance for credit losses	8,001,968	-	-	8,004,132	8,004,132
Swaps	18,424	-	18,424	-	18,424
Liabilities
Deposits:
Interest-bearing	$4,603,657	$-	$4,603,409	$-	$4,603,409
Borrowings	578,207	-	499,786	-	499,786
Junior subordinated debentures	-	-	-	-	-
Swaps	18,424	-	18,424	-	18,424

	December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,958,160	$1,958,160	$-	$-	$1,958,160
Interest-earning balances due from depository institutions	43,563	-	43,600	-	43,600
Investment securities available-for-sale	2,398,923	-	2,398,923	-	2,398,923
Investment securities held-to-maturity	578,626	-	604,223	-	604,223
Total loans, net of allowance for credit losses	8,255,116	-	-	8,256,178	8,256,178
Swaps	30,181	-	30,181	-	30,181
Liabilities
Deposits:
Interest-bearing	$4,281,114	$-	$4,281,952	$-	$4,281,952
Borrowings	444,406	-	444,349	-	444,349
Junior subordinated debentures	25,774	-	-	19,431	19,431
Swaps	30,181	-	30,181	-	30,181

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2021, the Bank has entered into 146 interest-rate swap agreements with customers with a notional amount totaling $500.6 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2021 and December 31, 2020, the total notional amount of the Company’s swaps was $500.6 million, and $503.8 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$18,424	Other liabilities	$18,424
Total derivatives		$18,424		$18,424

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$30,181	Other liabilities	$30,181
Total derivatives		$30,181		$30,181

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(Dollars in thousands)
Interest rate swaps	Other income	$-	$2,185	$215	$2,558
Total		$-	$2,185	$215	$2,558

9.    OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended June 30,
	2021			2020
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$8,917	$(2,636)	$6,281	$(1,263)	$373	$(890)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	20	(6)	14	(17)	5	(12)
Net change	$8,937	$(2,642)	$6,295	$(1,280)	$378	$(902)

	Six Months Ended June 30,
	2021			2020
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(31,474)	$9,305	$(22,169)	$35,356	$(10,453)	$24,903
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	101	(30)	71	(18)	5	(13)
Net change	$(31,373)	$9,275	$(22,098)	$35,338	$(10,448)	$24,890

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

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
June 30, 2021
Financial assets:
Derivatives not designated as hedging instruments	$18,424	$-	$-	$18,424	$-	$18,424
Total	$18,424	$-	$-	$18,424	$-	$18,424

Financial liabilities:
Derivatives not designated as hedging instruments	$24,864	$(6,440)	$18,424	$6,440	$(41,264)	$(16,400)
Repurchase agreements	578,207	-	578,207	-	(605,569)	(27,362)
Total	$603,071	$(6,440)	$596,631	$6,440	$(646,833)	$(43,762)

December 31, 2020
Financial assets:
Derivatives not designated as hedging instruments	$30,181	$-	$-	$30,181	$-	$30,181
Total	$30,181	$-	$-	$30,181	$-	$30,181

Financial liabilities:
Derivatives not designated as hedging instruments	$30,434	$(253)	$30,181	$253	$(63,730)	$(33,296)
Repurchase agreements	439,406	-	439,406	-	(483,603)	(44,197)
Total	$469,840	$(253)	$469,587	$253	$(547,333)	$(77,493)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$20,304	$19,112
Total lease liabilities	22,039	21,164

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,681	$1,623	$3,343	$3,246
Sublease income	-	-	-	-
Total lease expense	$1,681	$1,623	$3,343	$3,246

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,845	$1,869	$3,664	$3,804

	June 30, 2021	December 31, 2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.41	4.16
Weighted average discount rate	2.51%	2.80%

The Company’s lease arrangements that have not yet commenced as of June 30, 2021 and the Company’s short-term lease costs and variable lease costs, for the six months ended June 30, 2021 and 2020 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2021, excluding property taxes and insurance, are as follows:

June 30, 2021
(Dollars in thousands)
Year:
2021 (excluding the six months ended June 30, 2021)	$3,413
2022	6,291
2023	4,543
2024	3,378
2025	2,710
Thereafter	2,893
Total future lease payments	23,228
Less: Imputed interest	(1,189)
Present value of lease liabilities	$22,039

12.   REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,169	$3,809	$8,154	$8,585
Trust and investment services	3,167	2,477	5,778	4,897
Bankcard services	533	405	883	982
Gain on OREO, net	48	-	477	10
Other	1,679	3,778	3,361	5,576
Noninterest Income (in-scope of Topic 606)	9,596	10,469	18,653	20,050
Noninterest Income (out-of-scope of Topic 606)	1,240	1,683	5,864	3,742
Total noninterest income	$10,836	$12,152	$24,517	$23,792

Refer to Note 3 – Summary of Significant Accounting Policies and Note 24 – Revenue Recognition, included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a more detailed discussion about noninterest revenue streams that are in-scope of Topic 606.

13. SUBSEQUENT EVENTS

On July 27, 2021, we entered into a definitive agreement to merge Suncrest Bank with and into Citizens Business Bank. Suncrest Bank, headquartered in Visalia, California, had approximately $1.4 billion in total assets, $870 million in gross loans and $1.2 billion in total deposits as of June 30, 2021. Pursuant to the terms of the agreement, Suncrest Bank shareholders will have the right to receive consideration consisting of a fixed exchange ratio of 0.6970x CVB Financial Corp common stock and $2.69 per share in cash, subject to any adjustments set forth in the Merger Agreement. The merger transaction was valued at approximately $204 million in aggregate, based on CVB Financial Corp’s closing stock price of $19.36 on July 26, 2021. Consummation of the merger is subject to customary closing conditions, including, among others, Suncrest shareholders and regulatory approval, and is anticipated to occur in the fourth quarter of 2021 or first quarter of 2022.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contain substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized businesses through 100% Small Business Administration (“SBA”) guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. Legislation passed on April 24, 2020 provided additional PPP funds of $310 billion. During 2020, we originated and funded approximately 4,100 loans, totaling $1.10 billion. In response to the COVID-19 pandemic and the CARES Act, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw (“round two”) PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. As of June 30, 2021, we have originated approximately 1,900 round two loans totaling $395 million in outstanding borrowings. The Paycheck Protection Program officially ended on May 31, 2021.

The second quarter of 2021 included $2.0 million in recapture of provision for credit losses, as a result of a modest improvement in our economic forecast. In comparison, the first quarter of 2021 included a $19.5 million recapture of provision. The Company’s allowance for credit losses at June 30, 2021 of $69.3 million, compares to the pre-pandemic allowance of $68.7 million at December 31, 2019. We continue to monitor the impact of COVID-19 closely. The extent to which the COVID-19 pandemic will impact our operations and financial results during 2021 is highly uncertain, but we may experience continued volatility in the provision for credit losses if this pandemic results in economic stress greater than forecasted on our borrowers and loan portfolios and lower interest income if the current low interest rate environment continues.

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
•
Business Combinations
•
Valuation and Recoverability of Goodwill
•
Income Taxes

Our significant accounting policies are described in greater detail in our 2020 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Pronouncements but Not Adopted as of June 30, 2021

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

1st Quarter 2020 through the 4th Quarter 2022

The Company established a LIBOR Transition Task Force in 2020, which has inventoried our instruments that reflect exposure to LIBOR, created a framework to manage the transition and established a timeline for key decisions and actions, and started the transition from LIBOR in 2021. Although the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans and our interest rate swap derivatives that are indexed to LIBOR, we do not expect this ASU to have a material impact on the Company's consolidated financial statements.

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

Issued August 2020

OVERVIEW

For the second quarter of 2021, we reported net earnings of $51.2 million, compared with $63.9 million for the first quarter of 2021 and $41.6 million for the second quarter of 2020. Diluted earnings per share were $0.38 for the second quarter, compared to $0.47 for the prior quarter and $0.31 for the same period last year.

The second quarter of 2021 included $2.0 million in recapture of provision for credit losses, as a result of modest improvements in our forecast of macroeconomic variables. In comparison, the first quarter of 2021 included a $19.5 million recapture of provision for credit losses, as our economic forecast improved markedly from the end of 2020, as the negative economic trends of the COVID-19 pandemic started to diminish with vaccinations becoming widely available. The second quarter of 2020 included $11.5 million in provision for credit losses, as our economic forecast continued to reflect an expected deterioration in macroeconomic variables during the early stages of the pandemic. During the second quarter of 2021, we experienced credit charge-offs of $510,000 and total recoveries of $47,000, resulting in net charge-offs of $463,000. Of the 4,100 SBA PPP loans we originated in 2020, $262.5 million remained outstanding at June 30, 2021, after loan forgiveness. As of June 30 2021, the Company originated approximately 1,900 PPP loans in round two, with a loan balance, at amortized cost, of $395.3 million at June 30, 2021. Interest and fee income from PPP loans was $8.1 million for the second quarter of 2021, compared to $10.4 million for the first quarter of 2021.

At June 30, 2021, total assets of $15.54 billion increased $1.12 billion, or 7.77%, from total assets of $14.42 billion at December 31, 2020. Interest-earning assets of $14.26 billion at June 30, 2021 increased $1.04 billion, or 7.86%, when compared with $13.22 billion at December 31, 2020. The increase in interest-earning assets was primarily due to a $991.4 million increase in investment securities and a $342.5 million increase in interest-earning balances due from the Federal Reserve, partially offset by a $277.5 million decrease in total loans which included PPP loan forgiveness of approximately $600 million for the six months ended June 30, 2021.

Total investment securities were $3.97 billion at June 30, 2021, an increase of $991.4 million, or 33.30%, from $2.98 billion at December 31, 2020. In the second quarter of 2021, we purchased $317.1 million of available-for-sale (“AFS”) securities with an average investment yield of approximately 1.69%, compared to $1.23 billion of securities purchased in the first quarter of 2021, with an average expected yield of approximately 1.57%. At June 30, 2021, investment securities held-to-maturity (“HTM”) totaled $1.04 billion. At June 30, 2021, AFS investment securities totaled $2.93 billion, inclusive of a net pre-tax unrealized gain of $23.3 million, which decreased $31.5 million from December 31, 2020. HTM securities increased by $458.3 million, or 79.20%, and AFS securities increased by $533.1 million, or 22.22%, from December 31, 2020. We purchased $545.7 million of HTM securities in the first quarter of 2021. Our tax equivalent yield on investments was 1.55% for the quarter ended June 30, 2021, compared to 1.65% for the first quarter of 2021 and 2.22% for the second quarter of 2020.

Total loans and leases, net of deferred fees and discounts (amortized cost), of $8.07 billion at June 30, 2021 decreased by $277.5 million, or 3.32%, from December 31, 2020. The $277.5 million decrease in total loans included decreases of $225.2 million in PPP loans, $103.4 million in dairy & livestock and agribusiness loans due to seasonal pay downs, $62.9 million in commercial and industrial loans, $33.4 million in SFR mortgage loans, $12.1 million in SBA loans, and $9.7 million in other loans, partially offset by an increase of $169.2 million in commercial real estate loans. After adjusting for seasonality and PPP loans, our loans grew by $51.0 million or at an annualized rate of approximately 1.4% from the end of the fourth quarter of 2020. Our yield on loans was 4.46% for the quarter ended June 30, 2021, compared to 4.50% for the first quarter of 2021 and 4.77% for the second quarter of 2020. The significant decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which after excluding discount accretion, nonaccrual interest income, and the impact from PPP loans, declined by 14 basis points compared to the second quarter of 2020.

Noninterest-bearing deposits were $8.07 billion at June 30, 2021, an increase of $610.0 million, or 8.18%, when compared to December 31, 2020. At June 30, 2021, noninterest-bearing deposits were 63.66% of total deposits, compared to 63.52% at December 31, 2020. Our average cost of total deposits was 0.05% for the quarter ended June 30, 2021, compared to 0.06% for the first quarter of 2021 and 0.12% for the second quarter of 2020.

Customer repurchase agreements totaled $578.2 million at June 30, 2021, compared to $439.4 million at December 31, 2020. Our average cost of total deposits including customer repurchase agreements was 0.05% for the quarter ended June 30, 2021, compared to 0.06% for the first quarter of 2021 and 0.12% for the second quarter of 2020.

We had no borrowings at June 30, 2021, compared to $5.0 million in short-term borrowings with 0% cost at December 31, 2020, and $10.0 million in short-term borrowings with 0% cost at June 30, 2020. We redeemed our $25.8 million junior subordinated debentures on June 15, 2021, bearing interest at three-month LIBOR plus 1.38% with an original maturity of

2036. These debentures had a borrowing cost of 1.57% for the second quarter of 2021, compared to 1.60% for the first quarter of 2021. Our average cost of funds was 0.05% for the quarter ended June 30, 2021, 0.07% for the first quarter of 2021, and 0.13% for the second quarter of 2020.

The allowance for credit losses totaled $69.3 million at June 30, 2021, compared to $93.7 million at December 31, 2020. The allowance for credit losses for the first six months of 2021 was decreased by $21.5 million, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic and government stimulus, and by $2.9 million in year-to-date net charge-offs. At June 30, 2021, ACL as a percentage of total loans and leases outstanding was 0.86%, or 0.94% when PPP loans are excluded. This compares to 1.12% at December 31, 2020, or 1.25% when PPP loans are excluded. As of June 30, 2021, total discounts on acquired loans were $23.4 million.

The Company’s total equity was $2.06 billion at June 30, 2021. This represented an increase of $47.1 million, or 2.34%, from total equity of $2.01 billion at December 31, 2020. This increase was primarily due to net earnings of $115.1 million, partially offset by a $22.1 million decrease in other comprehensive income resulting from the tax-effected impact of the decrease in market value of our available-for-sale investment securities portfolio and $49.0 million in cash dividends. Our tangible common equity ratio was 9.2% at June 30, 2021.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of June 30, 2021, the Company’s Tier 1 leverage capital ratio totaled 9.38%, our common equity Tier 1 ratio totaled 15.08%, our Tier 1 risk-based capital ratio totaled 15.08%, and our total risk-based capital ratio totaled 15.94%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended		Variance
	June 30,	March 31,
	2021	2021	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$105,388	$103,468	$1,920	1.86%
Recapture of (provision for) credit losses	2,000	19,500	(17,500)	-89.74%
Noninterest income	10,836	13,681	(2,845)	-20.80%
Noninterest expense	(46,545)	(47,163)	618	1.31%
Income taxes	(20,500)	(25,593)	5,093	19.90%
Net earnings	$51,179	$63,893	$(12,714)	-19.90%
Earnings per common share:
Basic	$0.38	$0.47	$(0.09)
Diluted	$0.38	$0.47	$(0.09)
Return on average assets	1.35%	1.79%	-0.44%
Return on average shareholders' equity	10.02%	12.75%	-2.73%
Efficiency ratio	40.05%	40.26%	-0.21%
Noninterest expense to average assets	1.23%	1.32%	-0.09%

	Three Months Ended
	June 30,		Variance
	2021	2020	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$105,388	$104,569	$819	0.78%
Recapture of (provision for) credit losses	2,000	(11,500)	13,500	117.39%
Noninterest income	10,836	12,152	(1,316)	-10.83%
Noninterest expense	(46,545)	(46,398)	(147)	-0.32%
Income taxes	(20,500)	(17,192)	(3,308)	-19.24%
Net earnings	$51,179	$41,631	$9,548	22.93%
Earnings per common share:
Basic	$0.38	$0.31	$0.07
Diluted	$0.38	$0.31	$0.07
Return on average assets	1.35%	1.33%	0.02%
Return on average shareholders' equity	10.02%	8.51%	1.51%
Efficiency ratio	40.05%	39.75%	0.30%
Noninterest expense to average assets	1.23%	1.48%	-0.25%

	Six Months Ended
	June 30,		Variance
	2021	2020	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$208,856	$206,875	$1,981	0.96%
Recapture of (provision for) credit losses	21,500	(23,500)	45,000	191.49%
Noninterest income	24,517	23,792	725	3.05%
Noninterest expense	(93,708)	(95,039)	1,331	1.40%
Income taxes	(46,093)	(32,517)	(13,576)	-41.75%
Net earnings	$115,072	$79,611	$35,461	44.54%
Earnings per common share:
Basic	$0.85	$0.58	$0.27
Diluted	$0.85	$0.58	$0.27
Return on average assets	1.56%	1.33%	0.23%
Return on average shareholders' equity	11.37%	8.06%	3.31%
Efficiency ratio	40.15%	41.20%	-1.05%
Noninterest expense to average assets	1.27%	1.59%	-0.32%

Return on Average Tangible Common Equity Reconciliation (Non-GAAP)

The return on average tangible common equity is a non-GAAP disclosure. The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company's performance. The following is a reconciliation of net income, adjusted for tax-effected amortization of intangibles, to net income computed in accordance with GAAP; a reconciliation of average tangible common equity to the Company's average stockholders' equity computed in accordance with GAAP; as well as a calculation of return on average tangible common equity.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
	(Dollars in thousands)
Net Income	$51,179	$63,893	$41,631	$115,072	$79,611
Add: Amortization of intangible assets	2,167	2,167	2,445	4,334	4,890
Less: Tax effect of amortization of intangible assets (1)	(641)	(641)	(723)	(1,281)	(1,446)
Tangible net income	$52,705	$65,419	$43,353	$118,125	$83,055

Average stockholders' equity	$2,048,956	$2,032,676	$1,966,600	$2,040,861	$1,986,532
Less: Average goodwill	(663,707)	(663,707)	(663,707)	(663,707)	(663,707)
Less: Average intangible assets	(30,348)	(32,590)	(39,287)	(31,463)	(40,510)
Average tangible common equity	$1,354,901	$1,336,379	$1,263,606	$1,345,691	$1,282,315

Return on average equity, annualized	10.02%	12.75%	8.51%	11.37%	8.06%
Return on average tangible common equity, annualized	15.60%	19.85%	13.80%	17.70%	13.03%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and six months ended June 30, 2021 and 2020. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below presents the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,832,787	$9,226	1.35%	$1,580,483	$8,244	2.09%
Tax-advantaged	29,765	184	2.97%	36,424	205	3.27%
Held-to-maturity securities:
Taxable	859,175	4,007	1.87%	448,667	2,447	2.18%
Tax-advantaged	203,667	1,123	2.67%	177,890	1,213	3.30%
Investment in FHLB stock	17,688	283	6.42%	17,688	214	4.87%
Interest-earning deposits with other institutions	1,738,785	479	0.11%	1,080,433	283	0.11%
Loans (2)	8,249,481	91,726	4.46%	8,047,054	95,352	4.77%
Total interest-earning assets	13,931,348	107,028	3.11%	11,388,639	107,958	3.82%
Total noninterest-earning assets	1,258,796			1,222,416
Total assets	$15,190,144			$12,611,055

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,231,812	$1,098	0.10%	$3,393,105	$2,010	0.24%
Time deposits	401,291	327	0.33%	450,920	985	0.88%
Total interest-bearing deposits	4,633,103	1,425	0.12%	3,844,025	2,995	0.31%
FHLB advances, other borrowings, and customer repurchase agreements	607,977	215	0.14%	472,335	394	0.33%
Interest-bearing liabilities	5,241,080	1,640	0.13%	4,316,360	3,389	0.32%
Noninterest-bearing deposits	7,698,640			6,204,329
Other liabilities	201,468			123,766
Stockholders' equity	2,048,956			1,966,600
Total liabilities and stockholders' equity	$15,190,144			$12,611,055

Net interest income		$105,388			$104,569

Net interest spread - tax equivalent			2.98%			3.50%
Net interest margin			3.05%			3.69%
Net interest margin - tax equivalent			3.06%			3.70%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended June 30, 2021 and 2020. The non TE rates were 1.52% and 2.16% for the three months ended June 30, 2021 and 2020, respectively.
(2)
Includes loan fees of $6.7 million and $7.3 million for the three months ended June 30, 2021 and 2020, respectively. Prepayment penalty fees of $3.4 million and $2.1 million are included in interest income for the three months ended June 30, 2021 and 2020, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Six Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,679,052	$18,194	1.41%	$1,619,929	$18,069	2.23%
Tax-advantaged	29,961	375	2.99%	37,256	429	3.32%
Held-to-maturity securities:
Taxable	720,596	6,818	1.90%	459,039	5,145	2.24%
Tax-advantaged	201,519	2,252	2.70%	183,706	2,513	3.31%
Investment in FHLB stock	17,688	500	5.70%	17,688	546	6.21%
Interest-earning deposits with other institutions	1,701,695	892	0.11%	670,737	896	0.27%
Loans (2)	8,259,824	183,521	4.48%	7,764,930	187,469	4.85%
Total interest-earning assets	13,610,335	212,552	3.18%	10,753,285	215,067	4.03%
Total noninterest-earning assets	1,239,953			1,240,143
Total assets	$14,850,288			$11,993,428

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,129,598	$2,296	0.11%	$3,224,924	$5,121	0.32%
Time deposits	404,644	941	0.47%	448,176	1,998	0.90%
Total interest-bearing deposits	4,534,242	3,237	0.14%	3,673,100	7,119	0.39%
FHLB advances, other borrowings, and customer repurchase agreements	599,124	459	0.15%	488,460	1,073	0.44%
Interest-bearing liabilities	5,133,366	3,696	0.15%	4,161,560	8,192	0.40%
Noninterest-bearing deposits	7,470,832			5,725,677
Other liabilities	205,229			119,659
Stockholders' equity	2,040,861			1,986,532
Total liabilities and stockholders' equity	$14,850,288			$11,993,428

Net interest income		$208,856			$206,875

Net interest spread - tax equivalent			3.03%			3.64%
Net interest margin			3.11%			3.87%
Net interest margin - tax equivalent			3.12%			3.88%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the six months ended June 30, 2021 and 2020. The non TE rates were 1.56% and 2.28% for the six months ended June 30, 2021 and 2020, respectively.
(2)
Includes loan fees of $15.6 million and $7.8 million for the six months ended June 30, 2021 and 2020, respectively. Prepayment penalty fees of $5.0 million and $3.6 million are included in interest income for the six months ended June 30, 2021 and 2020, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended June 30,
	2021 Compared to 2020
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$6,025	$(2,910)	$(2,133)	$982
Tax-advantaged investment securities	(37)	20	(4)	(21)
Held-to-maturity securities:
Taxable investment securities	2,237	(354)	(323)	1,560
Tax-advantaged investment securities	175	(231)	(34)	(90)
Investment in FHLB stock	-	69	-	69
Interest-earning deposits with other institutions	196	-	-	196
Loans	2,475	(5,951)	(150)	(3,626)
Total interest income	11,071	(9,357)	(2,644)	(930)

Interest expense:
Savings deposits	500	(1,131)	(281)	(912)
Time deposits	(72)	(407)	(179)	(658)
FHLB advances, other borrowings, and customer repurchase agreements	113	(227)	(65)	(179)
Total interest expense	541	(1,765)	(525)	(1,749)
Net interest income	$10,530	$(7,592)	$(2,119)	$819

	Comparison of Six Months Ended June 30,
	2021 Compared to 2020
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$10,807	$(6,684)	$(3,998)	$125
Tax-advantaged investment securities	(84)	37	(7)	(54)
Held-to-maturity securities:
Taxable investment securities	2,902	(783)	(446)	1,673
Tax-advantaged investment securities	242	(459)	(44)	(261)
Investment in FHLB stock	-	(46)	-	(46)
Interest-earning deposits with other institutions	3,693	(1,457)	(2,240)	(4)
Loans	13,685	(16,576)	(1,057)	(3,948)
Total interest income	31,245	(25,968)	(7,792)	(2,515)

Interest expense:
Savings deposits	1,439	(3,330)	(934)	(2,825)
Time deposits	(195)	(955)	93	(1,057)
FHLB advances, other borrowings, and customer repurchase agreements	243	(699)	(158)	(614)
Total interest expense	1,487	(4,984)	(999)	(4,496)
Net interest income	$29,758	$(20,984)	$(6,793)	$1,981

Second Quarter of 2021 Compared to the Second Quarter of 2020

Net interest income, before recapture of provision for credit losses, of $105.4 million for the second quarter of 2021 increased $819,000, or 0.78%, compared to $104.6 million for the second quarter of 2020. Interest-earning assets increased on average by $2.54 billion, or 22.33%, from $11.39 billion for the second quarter of 2020 to $13.93 billion for the second quarter of 2021. Our net interest margin (TE) was 3.06% for the second quarter of 2021, compared to 3.70% for the second quarter of 2020.

Interest income for the second quarter of 2021 was $107.0 million, which represented a $930,000, or 0.86%, decrease when compared to the same period of 2020. Average interest-earning assets increased to $13.93 billion and the average interest-earning asset yield was 3.11% for the second quarter of 2021, compared to 3.82% for the second quarter of 2020. The 71 basis point decrease in the average interest-earning asset yield compared to the second quarter of 2020, was primarily due to a combination of a 31 basis point decrease in loan yields, a 64 basis point decrease in the non-tax equivalent investment yields, and a change in mix of average earning assets, with loan balances declining to 59.22% of earning assets on average for the second quarter of 2021, compared to 70.66% for the second quarter of 2020. Average balances at the Federal Reserve grew to 12.29% of earning assets for the second quarter of 2021, compared to 9.21% for the second quarter of 2020. The increase in balances at the Federal Reserve was impacted by $2.28 billion in average deposit growth compared to the second quarter of 2020. The net interest margin for the second quarter of 2021 would have been approximately 15 basis points higher without the $662.4 million year-over-year increase in average deposits at the Federal Reserve, earning 11 basis points.

Interest income and fees on loans for the second quarter of 2021 of $91.7 million decreased $3.6 million, or 3.80%, when compared to the second quarter of 2020. Average loans increased $202.4 million for the second quarter of 2021 when compared with the same period of 2020. The increase in average loans included a $168.9 million increase in average PPP loans. PPP loans generated approximately $6.0 million in amortized loan fee income and $2.1 million in loan interest during the second quarter of 2021. This compares to $8.5 million in loan fee and interest income in the second quarter of 2020. Discount accretion on acquired loans decreased by $621,000 compared to the second quarter of 2020. The significant decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which after excluding the impact from PPP loans, discount accretion and nonaccrual interest income, declined by 14 basis points from the second quarter of 2020.

Interest income from investment securities was $14.5 million for the second quarter of 2021, a $2.4 million, or 20.08%, increase from $12.1 million for the second quarter of 2020. This increase was primarily the result of a $1.68 billion increase in average investment securities, when compared to the same period of 2020, as a result of purchases of investments securities due to the growth in the Bank's deposits. Partially offsetting the increase in interest revenue from greater levels of investment securities was a 64 basis point decline in the non-tax equivalent yield on investments. The significant decline in interest rates over the past four quarters decreased yields on investment securities due to higher levels of premium amortization, as well as lower yields on investments purchased during the past four quarters.

Interest expense of $1.6 million for the second quarter of 2021, decreased $1.7 million, or 51.61%, compared to the second quarter of 2020. The average rate paid on interest-bearing liabilities decreased by 19 basis points, to 0.13% for the second quarter of 2021 from 0.32% for the second quarter of 2020. Average interest-bearing liabilities were $924.7 million higher for the second quarter of 2021 when compared to the second quarter of 2020. On average, noninterest-bearing deposits were 62.43% of our total deposits for the second quarter of 2021, compared to 61.74% for the second quarter of 2020. In comparison to the second quarter of 2020, our overall cost of funds decreased by 8 basis points, partially due to growth in average noninterest-bearing deposits of $1.49 billion, compared to the increase in average interest-bearing deposits of $789.1 million. In addition, the cost of interest-bearing deposits decreased by 19 basis points for the second quarter of 2021 compared to the second quarter of 2020.

Six Months of 2021 Compared to Six Months of 2020

Net interest income, before provision for credit losses, was $208.9 million for the six months ended June 30, 2021, an increase of $2.0 million, or 0.96%, compared to $206.9 million for the same period of 2020. Interest-earning assets increased on average by $2.86 billion, or 26.57%, from $10.75 billion for the six months ended June 30, 2020 to $13.61 billion for the current year. Our net interest margin (TE) was 3.12% for the first six months of 2021, compared to 3.88% for the same period of 2020.

Interest income for the six months ended June 30, 2021 was $212.6 million, which represented a $2.5 million, or 1.17%, decrease when compared to the same period of 2020. Compared to the first six months of 2020, average interest-earning assets increased by $2.86 billion, and the yield on interest-earning assets decreased by 85 basis points. The 85 basis point decrease in the earning asset yield over the first six months of 2020, resulted from a 37 basis point decrease in loan yields from 4.85% for first six months of 2020 to 4.48% for the same period of 2021, and a 75 basis point decline in investment yields, as well as a change in the mix of earning assets resulting from a $1.02 billion increase in average balances at the Federal Reserve. Average loans as a percentage of earning assets declined from 72.21% for the first six months of 2020 to 60.69% for the first six months of 2021. Conversely, average balances at the Federal Reserve grew as a percentage of earning assets from 6.01% in the prior year to 12.25% for the first six months of 2021.

Interest income and fees on loans for the first six months of 2021 of $183.5 million decreased $3.9 million, or 2.11%, when compared to the same period of 2020. Average loans increased $494.9 million for the first six months of 2021 when compared with the same period of 2020, primarily due to a $524.7 million increase in average PPP loans. The PPP loans generated approximately $18.4 million in loan fee and interest income during the first six months of 2021, compared to $8.5 million for the same period in 2020. The first six months of 2021 reflected a $1.7 million decrease in discount accretion on acquired loans and nonaccrual interest income when compared to the first six months of 2020. Loan yields decreased by 37 basis points from the prior six month period. Excluding the impact of PPP loans, interest income related to purchase discount accretion and nonaccrual interest income, loan yields were 28 basis points lower than the first six months of 2020. The decline in loan yields was primarily due to lower rates on loans indexed to variable interest rates such as the Bank’s prime rate and lower yields on new loans in the low rate environment experienced for the past 15 months.

Interest income from investment securities was $27.6 million for the six months ended June 30, 2021, a $1.5 million increase from $26.2 million for the first six months of 2020. This increase was the net result of a $1.33 billion increase in average investment securities, partially offset by a 72 basis point decline in the non tax-equivalent yield on securities, compared to the first six months of 2020.

Interest expense of $3.7 million for the six months ended June 30, 2021, decreased by $4.5 million from the same period of 2020. The average rate paid on interest-bearing liabilities decreased by 25 basis points, to 0.15% for the first six months of 2021, from 0.40% for the same period of 2020. The rate on interest-bearing deposits for the first six months of 2021 decreased by 25 basis points from the same period in 2020. Average interest-bearing liabilities were $971.8 million higher for the first six months of 2021 when compared with the same period of 2020. Average interest-bearing deposits grew by $861.1 million when compared to the first six months of 2020. Average noninterest-bearing deposits represented 62.23% of our total deposits for the six months ended June 30, 2021, compared to 60.92% for the same period of 2020. Total cost of funds for the first six months of 2021 was 0.06%, compared with 0.17% for the same period of 2020.

Provision for Credit Losses

The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio at the balance sheet date.

The allowance for credit losses on loans totaled $69.3 million at June 30, 2021, compared to $93.7 million at December 31, 2020 and $94.0 million as of June 30, 2020. For the six months ended June 30, 2021, we recaptured $21.5 million in provision for credit losses, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic and government stimulus. For the six months ended June 30, 2021, we experienced credit charge-offs of $3.0 million and total recoveries of $135,000, resulting in net charge-offs of $2.9 million. This compares to a $23.5 million credit loss provision and net charge-offs of $17,000 for the same period of 2020. The provision for credit losses during the first six months of 2020 was primarily the result of the forecast of a significant decline in economic activity due to the impact of the COVID-19 pandemic. The ratio of the allowance for credit losses to total loans and leases outstanding, net of deferred fees and discount, as of June 30, 2021, was 0.86%. This compares to 1.12% and 1.12%, as of December 31, 2020 and June 30, 2020, respectively. When PPP loans are excluded, allowance for credit losses as a percentage of total adjusted loans and leases outstanding was 0.94% at June 30, 2021, compared to 1.25% at December

31, 2020 and 1.29% at June 30, 2020. As of June 30, 2021, remaining discounts on acquired loans were $23.4 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,169	$3,809	$360	9.45%	$8,154	$8,585	$(431)	-5.02%
Trust and investment services	3,167	2,477	690	27.86%	5,778	4,897	881	17.99%
Bankcard services	533	405	128	31.60%	883	982	(99)	-10.08%
BOLI income	1,240	1,683	(443)	-26.32%	5,864	3,742	2,122	56.71%
Swap fee income	-	2,185	(2,185)	-100.00%	215	2,558	(2,343)	-91.59%
Gain on OREO, net	48	-	48	-	477	10	467	4670.00%
Other	1,679	1,593	86	5.40%	3,146	3,018	128	4.24%
Total noninterest income	$10,836	$12,152	$(1,316)	-10.83%	$24,517	$23,792	$725	3.05%

Second Quarter of 2021 Compared to the Second Quarter of 2020

The $1.3 million decrease in noninterest income was primarily due to a $2.2 million decrease in swap fee income and a $443,000 decrease in BOLI income, partially offset by a $690,000 increase in trust and investment services income.

The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 8 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information). Fees from interest rate swaps decreased $2.2 million compared to the second quarter of 2020, due to lower volume of swap transactions. The steepening of the yield curve has made it less attractive for our customers to enter into interest rates swaps that convert floating rate loans to fixed rate instruments, compared to a conventional fixed rate loan. There were no executed swap agreements related to new loan originations for the second quarter of 2021, compared to executed swap agreements related to new loan originations with a notional amount totaling $126.2 million for the second quarter of 2020.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2021, CitizensTrust had approximately $3.25 billion in assets under management and administration, including $2.40 billion in assets under management. CitizensTrust generated fees of $3.2 million for the second quarter of 2021, compared to $2.5 million for the second quarter of 2020, due to the growth in assets under management and investment services.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. There were no death benefits from our BOLI policies for the second quarter of 2021, compared to $450,000 in death benefits that exceeded cash surrender values of certain BOLI policies for the second quarter of 2020.

Six Months of 2021 Compared to Six Months of 2020

The $725,000 increase in noninterest income was primarily due to a $2.1 million increase in BOLI income which included $3.5 million in death benefits that exceeded the asset value of certain BOLI policies in for the first six months of 2021, compared to $1.2 million of death benefits included in our BOLI policies for the first six months of 2020. Trust and investment services income also increased $881,000, compared with the first six months of 2020. Swap fee income decreased $2.3 million from the first six months of 2020 due to lower volume of swap transactions and service charges on deposit accounts decreased by $431,000 from the first six months of 2020.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2021	2020	$	%	2021	2020	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$28,836	$28,706	$130	0.45%	$58,542	$59,583	$(1,041)	-1.75%
Occupancy	4,256	4,078	178	4.36%	8,363	7,881	482	6.12%
Equipment	693	953	(260)	-27.28%	1,449	1,987	(538)	-27.08%
Professional services	2,248	2,368	(120)	-5.07%	4,416	4,624	(208)	-4.50%
Computer software expense	2,657	2,754	(97)	-3.52%	5,501	5,570	(69)	-1.24%
Marketing and promotion	1,799	1,255	544	43.35%	2,524	2,810	(286)	-10.18%
Amortization of intangible assets	2,167	2,445	(278)	-11.37%	4,334	4,890	(556)	-11.37%
Telecommunications expense	526	650	(124)	-19.08%	1,078	1,286	(208)	-16.17%
Regulatory assessments	1,139	167	972	582.04%	2,198	315	1,883	597.78%
Insurance	455	386	69	17.88%	908	792	116	14.65%
Loan expense	311	369	(58)	-15.72%	549	626	(77)	-12.30%
OREO expense	33	112	(79)	-70.54%	42	370	(328)	-88.65%
(Recapture of) provision for unfunded loan commitments	(1,000)	-	(1,000)	-	(1,000)	-	(1,000)	-
Directors' expenses	389	358	31	8.66%	768	709	59	8.32%
Stationery and supplies	241	382	(141)	-36.91%	485	667	(182)	-27.29%
Other	1,795	1,415	380	26.86%	3,551	2,929	622	21.24%
Total noninterest expense	$46,545	$46,398	$147	0.32%	$93,708	$95,039	$(1,331)	-1.40%

Noninterest expense to average assets	1.23%	1.48%			1.27%	1.59%
Efficiency ratio (1)	40.05%	39.75%			40.15%	41.20%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.23% for the second quarter of 2021, compared to 1.48% for the second quarter of 2020. The decline in this ratio for 2021 reflects the $2.58 billion growth in average assets that resulted primarily from $2.28 billion in average deposit growth.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 40.05% for the second quarter of 2021, compared to 39.75% for the second quarter of 2020.

Second Quarter of 2021 Compared to the Second Quarter of 2020

Noninterest expense of $46.5 million for the second quarter of 2021 was $147,000, or 0.32%, higher than the second quarter of 2020. An increase of $972,000 in regulatory assessment expense in the second quarter of 2021, compared to the prior year quarter, resulted from the final application of assessment credits provided by the FDIC at the end of the second quarter of 2020. Additionally, the $544,000 increase in marketing and promotion expense included approximately $300,000 in higher levels of donations, due to the timing of contributions made during the second quarter of 2021 to community groups throughout our geographic footprint. These increases were partially offset by a $1.0 million recapture of provision for unfunded loan commitments in the second quarter of 2021. The recapture was the result of our improving economic forecast and the resulting impact from the macroeconomic variables on lower expected losses from unfunded commitments.

Six Months of 2021 Compared to Six Months of 2020

Noninterest expense of $93.7 million for the first six months of 2021 was $1.3 million lower than the prior year period. Salaries and employee benefits declined by $1.0 million from the second quarter of 2020, due to lower employee benefit expense and the impact of a $449,000 increase in deferred loan origination costs, which are a contra expense, due primarily to the origination of more than 1,900 PPP loans in the first six months of 2021. The year-over-year decrease also included the $1.0 million recapture of provision for unfunded loan commitments in the second quarter of 2021 and a $556,000 decrease in amortization of CDI year-over-year. An increase of $1.9 million in regulatory assessment expense was the result of the final application of assessment credits provided by the FDIC at the end of the second quarter of 2020. As a percentage of average assets, noninterest expense was 1.27% for the six months ended June 30, 2021, compared to 1.59% for the same period of 2020. For the six months ended June 30, 2021, the efficiency ratio was 40.15%, compared to 41.20% for the same period of 2020.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2021 was 28.60%, compared to 29.23% and 29.00% for the three and six months ended June 30, 2020, respectively. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.54 billion at June 30, 2021 increased $1.12 billion, or 7.77%, from total assets of $14.42 billion at December 31, 2020. Interest-earning assets totaled $14.26 billion at June 30, 2021 increased $1.04 billion, or 7.86%, when compared with $13.22 billion at December 31, 2020. The increase in interest-earning assets was primarily due to a $991.4 million increase in investment securities and a $342.5 million increase in interest-earning balances due from the Federal Reserve, partially offset by a $277.5 million decrease in total loans. As of June 30, 2021, we originated approximately 1,900 SBA PPP loans in round two, with a loan balance, at amortized cost, of $395.3 million outstanding at June 30, 2021. Of the 4,100 PPP loans we originated in 2020, $262.5 million remained outstanding at June 30, 2021. Excluding PPP loans, total loans declined by $52.3 million, or 0.70%, from December 31, 2020.

Total liabilities were $13.48 billion at June 30, 2021, an increase of $1.07 billion, or 8.64%, from total liabilities of $12.41 billion at December 31, 2020. Total deposits grew by $932.6 million, or 7.95%. Total equity increased $47.1 million, or 2.34%, to $2.06 billion at June 30, 2021, compared to total equity of $2.01 billion at December 31, 2020. The $47.1 million increase in equity was primarily due to net earnings of $115.1 million for the first six months of 2021, partially offset by a $22.1 million decrease in other comprehensive income from the tax-effected impact of the decrease in market value of available-for-sale securities and $49.0 million in cash dividends.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2021, total investment securities were $3.97 billion. This represented an increase of $991.4 million, or 33.30%, from total investment securities of $2.98 billion at December 31, 2020. The increase in investment securities was primarily due to new securities purchased exceeding cash outflow from the portfolio in the second quarter of 2021. At June 30, 2021, investment securities HTM totaled $1.04 billion. At June 30, 2021, our AFS investment securities totaled $2.93 billion, inclusive of a pre-tax net unrealized gain of $23.3 million. The after-tax unrealized gain reported in AOCI on AFS investment securities was $16.4 million. The changes in the net unrealized holding gain resulted primarily from fluctuations in market interest rates. For the six months ended June 30, 2021 and 2020, repayments/maturities of investment securities totaled $507.9 million and $318.5 million, respectively. The Company purchased additional investment securities totaling $1.55 billion and $163.6 million for the six months ended June 30, 2021 and 2020, respectively. The current quarter purchases included $317.1 million of AFS securities with an average investment yield of approximately 1.69%, compared to $1.23 billion of securities purchased in the first quarter of 2021, with an average expected yield of approximately 1.57%. First quarter purchases included $682.9 million in AFS securities that were comprised of MBS with average lives of less than five years that are expected to yield approximately 1.37% and $545.7 million in HTM securities that were comprised of fixed rate agency and municipal bonds, with longer maturities that on average exceed 10 years that will generate a yield of approximately 1.81% on a non-tax equivalent basis. There were no investment securities sold during the first six months of 2021 and 2020.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	June 30, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,218,714	$34,675	$(10,886)	$2,242,503	76.48%
CMO/REMIC	660,322	3,575	(5,348)	658,549	22.46%
Municipal bonds	28,700	1,259	-	29,959	1.02%
Other securities	1,010	-	-	1,010	0.04%
Total available-for-sale securities	$2,908,746	$39,509	$(16,234)	$2,932,021	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$592,611	$10,233	$(4,115)	$598,729	57.15%
Mortgage-backed securities	124,894	5,809	(165)	130,538	12.05%
CMO/REMIC	106,699	2,298	-	108,997	10.29%
Municipal bonds	212,720	5,454	(915)	217,259	20.51%
Total held-to-maturity securities	$1,036,924	$23,794	$(5,195)	$1,055,523	100.00%

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,857,030	$48,006	$(101)	$1,904,935	79.41%
CMO/REMIC	457,548	5,515	(249)	462,814	19.29%
Municipal bonds	28,707	1,578	-	30,285	1.26%
Other securities	889	-	-	889	0.04%
Total available-for-sale securities	$2,344,174	$55,099	$(350)	$2,398,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$98,663	$5,877	$-	$104,540	17.05%
Mortgage-backed securities	146,382	7,644	(32)	153,994	25.30%
CMO/REMIC	145,309	5,202	-	150,511	25.11%
Municipal bonds	188,272	6,980	(74)	195,178	32.54%
Total held-to-maturity securities	$578,626	$25,703	$(106)	$604,223	100.00%

As of June 30, 2021, approximately $57.6 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 6% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,134,903	$(10,886)	$-	$-	$1,134,903	$(10,886)
CMO/REMIC	486,494	(5,348)	-	-	486,494	(5,348)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,621,397	$(16,234)	$-	$-	$1,621,397	$(16,234)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$72,219	$(101)	$-	$-	$72,219	$(101)
CMO/REMIC	96,974	(249)	-	-	96,974	(249)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$169,193	$(350)	$-	$-	$169,193	$(350)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of June 30, 2021 and December 31, 2020.

Refer to Note 4 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, net of deferred fees and discounts, of $8.07 billion at June 30, 2021 decreased by $277.5 million, or 3.32%, from December 31, 2020. The $277.5 million decrease in total loans included decreases of $225.2 million in PPP loans, $103.4 million in dairy & livestock and agribusiness loans due to seasonal pay downs, $62.9 million in commercial and industrial loans, $33.4 million in SFR mortgage loans, $12.1 million in SBA loans, and $9.7 million in other loans, partially offset by an increase of $169.2 million in commercial real estate loans. After adjusting for seasonality and PPP loans, our loans grew by $51.0 million or at an annualized rate of approximately 1.4% from the end of the fourth quarter of 2020.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	June 30, 2021	December 31, 2020
	(Dollars in thousands)

Commercial real estate	$5,670,696	$5,501,509
Construction	88,280	85,145
SBA	291,778	303,896
SBA - Paycheck Protection Program (PPP)	657,815	882,986
Commercial and industrial	749,117	812,062
Dairy & livestock and agribusiness	257,781	361,146
Municipal lease finance receivables	44,657	45,547
SFR mortgage	237,124	270,511
Consumer and other loans	74,062	86,006
Total loans, at amortized cost	8,071,310	8,348,808
Less: Allowance for credit losses	(69,342)	(93,692)
Total loans and lease finance receivables, net	$8,001,968	$8,255,116

As of June 30, 2021, $348.0 million, or 6.14% of the total commercial real estate loans included loans secured by farmland, compared to $314.4 million, or 5.72%, at December 31, 2020. The loans secured by farmland included $126.2 million for loans secured by dairy & livestock land and $221.8 million for loans secured by agricultural land at June 30, 2021, compared to $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020. As of June 30, 2021, dairy & livestock and agribusiness loans of $257.8 million were comprised of $220.4 million for dairy & livestock loans and $37.4 million for agribusiness loans, compared to $320.1 million for dairy & livestock loans and $41.0 million for agribusiness loans at December 31, 2020.

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

As of June 30, 2021, the Company had $194.9 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2021, the Company had $96.9 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we originated approximately 4,100 PPP loans totaling $1.10 billion in round one, with a remaining outstanding balance of $262.5 million as of June 30, 2021. As of June 30, 2021, we have originated approximately 1,900 PPP loans in round two with a remaining outstanding balance of $395.3 million.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of June 30, 2021.

	June 30, 2021
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,434,370	42.5%	$2,232,781	39.4%
Central Valley	1,370,773	17.0%	1,070,718	18.9%
Inland Empire	1,078,326	13.4%	846,552	14.9%
Orange County	1,075,013	13.3%	677,831	11.9%
Central Coast	457,136	5.7%	362,816	6.4%
San Diego	240,299	3.0%	201,862	3.6%
Other California	137,559	1.7%	86,229	1.5%
Out of State	277,834	3.4%	191,907	3.4%
	$8,071,310	100.0%	$5,670,696	100.0%

The table below breaks down our commercial real estate portfolio.

	June 30, 2021
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$1,927,463	34.0%	51.6%	$1,443
Office	1,033,474	18.2%	23.3%	1,664
Retail	803,006	14.2%	11.1%	1,716
Multi-family	623,611	11.0%	2.0%	1,559
Secured by farmland (2)	348,035	6.1%	96.7%	2,162
Medical	298,791	5.3%	40.3%	1,727
Other (3)	636,316	11.2%	54.3%	1,446
Total commercial real estate	$5,670,696	100.0%	37.7%	1,576

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $126.2 million for loans secured by dairy & livestock land and $221.8 million for loans secured by agricultural land at June 30, 2021.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans at June 30, 2021.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$8,471	$14,347
Loans past due 90 days or more and still accruing interest	-	-
Nonperforming troubled debt restructured loans (TDRs)	-	-
Total nonperforming loans	8,471	14,347
OREO, net	-	3,392
Total nonperforming assets	$8,471	$17,739
Performing TDRs	$8,215	$2,159

Total nonperforming loans and performing TDRs	$16,686	$16,506

Percentage of nonperforming loans and performing TDRs to total loans, at amortized cost	0.21%	0.20%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.10%	0.21%
Percentage of nonperforming assets to total assets	0.05%	0.12%

Troubled Debt Restructurings (“TDRs”)

Total TDRs were $8.2 million at June 30, 2021, compared to $2.2 million at December 31, 2020. At June 30, 2021, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.

The following table provides a summary of TDRs as of the dates presented.

	June 30, 2021		December 31, 2020
	Balance	Number of Loans	Balance	Number of Loans
(Dollars in thousands)
Performing TDRs:
Commercial real estate	$2,706	2	$320	1
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	4,477	3	43	1
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	1,032	5	1,796	7
Consumer and other	-	-	-	-
Total performing TDRs	$8,215	10	$2,159	9

Nonperforming TDRs:
Commercial real estate	$-	-	$-	-
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	-	-	-	-
Consumer and other	-	-	-	-
Total nonperforming TDRs	$-	-	$-	-
Total TDRs	$8,215	10	$2,159	9

At June 30, 2021 and December 31, 2020, there was no ACL allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on TDRs for the six months ended June 30, 2021 and 2020.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
	(Dollars in thousands)
Nonperforming loans (1):
Commercial real estate	$4,439	$7,395	$7,563	$6,481	$2,628
Construction	-	-	-	-	-
SBA	1,382	2,412	2,273	1,724	1,598
Commercial and industrial	1,818	2,967	3,129	1,822	1,222
Dairy & livestock and agribusiness	118	259	785	849	-
SFR mortgage	406	424	430	675	1,080
Consumer and other loans	308	312	167	224	289
Total	$8,471	$13,769	$14,347	$11,775	$6,817
% of Total loans	0.10%	0.17%	0.17%	0.14%	0.08%

Past due 30-89 days:
Commercial real estate	$-	$178	$-	$-	$4
Construction	-	-	-	-	-
SBA	-	258	1,965	66	214
Commercial and industrial	415	952	1,101	3,627	630
Dairy & livestock and agribusiness	-	-	-	-	882
SFR mortgage	-	266	-	-	446
Consumer and other loans	-	21	-	67	413
Total	$415	$1,675	$3,066	$3,760	$2,589
% of Total loans	0.01%	0.02%	0.04%	0.04%	0.03%

OREO:
Commercial real estate	$-	$1,575	$1,575	$1,575	$2,275
SBA	-	-	-	797	797
SFR mortgage	-	-	1,817	1,817	1,817
Total	$-	$1,575	$3,392	$4,189	$4,889
Total nonperforming, past due, and OREO	$8,886	$17,019	$20,805	$19,724	$14,295
% of Total loans	0.11%	0.21%	0.25%	0.23%	0.17%

(1)
As of June 30, 2020, nonperforming loans included $25,000 of commercial and industrial loans past due 90 days or more and still accruing interest.

Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $8.5 million at June 30, 2021, or 0.10% of total loans. This compares to nonperforming loans of $14.3 million, or 0.17% of total loans, at December 31, 2020 and $6.8 million, or 0.08% of total loans, at June 30, 2020. The $5.3 million quarter-over-quarter decrease in nonperforming loans was primarily due to decreases of $3.0 million in nonperforming commercial real estate loans, $1.1 million in commercial and industrial loans, $1.0 million in SBA loans, $141,000 in dairy & livestock and agribusiness loans, $18,000 in SFR mortgage loans, and $4,000 in consumer and other loans.

At June 30, 2021, we had no OREO properties, compared to two OREO properties with a carrying value of $3.4 million at December 31, 2020 and four OREO properties with a carrying value of $4.9 million at June 30, 2020. For the six months ended June 30, 2020, we sold two OREO properties, realizing a net gain on sale of $477,000. There were no additions to OREO properties for the six months ended June 30, 2021.

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

Allowance for Credit Losses

We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3—Summary of Significant Accounting Policies of the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The allowance for credit losses totaled $69.3 million as of June 30, 2021, compared to $93.7 million as of December 31, 2020 and $94.0 million as of June 30, 2020. Our allowance for credit losses at June 30, 2021 was 0.86%, or 0.94% of total loans when excluding the $657.8 million in PPP loans. The allowance for credit losses for 2021 was decreased by $21.5 million, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic and government stimulus, and by $2.9 million in year-to-date net charge-offs. The Company previously recorded provision for credit losses totaling $23.5 million in 2020, due to the severe decline in economic forecasts associated with the pandemic. Net charge-offs were $2.9 million for the six months ended June 30, 2021. This compares to a $23.5 million credit loss provision and $17,000 in net charge-offs for the same period of 2020.

The allowance for credit losses as of June 30, 2021 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Based on the magnitude of government economic stimulus and the wide availability of vaccines, our latest economic forecast reflects improvements in key macroeconomic variables, including GDP, the commercial real estate price index and the unemployment rate. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s, including Moody’s baseline forecast, as well as upside and downside forecasts. Our forecast at the end of the second quarter of 2021, assumes GDP will increase by 6.1% in 2021 and then by 2.7% in 2022 and 2.5% in 2023. The forecast for the unemployment rate is 6.1% in 2021 and 2022, then falling to 5.3% in 2023. Management believes that the ACL was appropriate at June 30, 2021 and December 31, 2020. As there is a high degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Six Months Ended
	June 30,
	2021	2020
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$93,692	$68,660
Impact of adopting ASU 2016-13	-	1,840
Charge-offs:
Commercial real estate	-	-
Construction	-	-
SBA	-	(156)
Commercial and industrial	(2,975)	(11)
Dairy & livestock and agribusiness	-	-
SFR mortgage	-	-
Consumer and other loans	(10)	(86)
Total charge-offs	(2,985)	(253)
Recoveries:
Commercial real estate	-	-
Construction	44	6
SBA	8	3
Commercial and industrial	4	5
Dairy & livestock and agribusiness	-	-
SFR mortgage	79	206
Consumer and other loans	-	16
Total recoveries	135	236
Net (charge-offs) recoveries	(2,850)	(17)
(Recapture of) provision for credit losses	(21,500)	23,500
Allowance for credit losses at end of period	$69,342	$93,983

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$9,000	$8,959
Impact of adopting ASU 2016-13	-	41
(Recapture of) provision for unfunded loan commitments	(1,000)	-
Reserve for unfunded loan commitments at end of period	$8,000	$9,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.45%	0.52%

Amount of total loans at end of period (1)	$8,071,310	$8,402,534
Average total loans outstanding (1)	$8,259,824	$7,764,930

Net charge-offs to average total loans	-0.035%	0.000%
Net charge-offs to total loans at end of period	-0.035%	0.000%
Allowance for credit losses to average total loans	0.84%	1.21%
Allowance for credit losses to total loans at end of period	0.86%	1.12%
Net charge-offs to allowance for credit losses	-4.11%	-0.02%
Net charge-offs to (recapture of) provision for credit losses	13.26%	-0.07%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The ACL/Total Loan Coverage Ratio as of June 30, 2021 decreased to 0.86%, compared to 1.12% as of June 30, 2020 due to the forecasted impact of improved economic conditions on future life of loan.

The Bank’s ACL methodology also produced an allowance of $8.0 million for our off-balance sheet credit exposures as of June 30, 2021. This resulted in a $1.0 million recapture of provision for unfunded loan commitments in the second quarter of 2021 as a result of our improving economic forecast and the resulting impact from the macroeconomic variables on lower expected losses from unfunded commitments.

While we believe that the allowance at June 30, 2021 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $12.67 billion at June 30, 2021. This represented an increase of $932.6 million, or 7.95%, over total deposits of $11.74 billion at December 31, 2020. The composition of deposits is summarized as of the dates presented in the table below.

	June 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$8,065,400	63.66%	$7,455,387	63.52%
Interest-bearing deposits
Investment checking	588,831	4.65%	517,976	4.42%
Money market	3,113,222	24.57%	2,869,348	24.45%
Savings	536,083	4.23%	492,096	4.19%
Time deposits	365,521	2.89%	401,694	3.42%
Total Deposits	$12,669,057	100.00%	$11,736,501	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $8.07 billion at June 30, 2021, representing an increase of $610.0 million, or 8.18%, from noninterest-bearing deposits of $7.46 billion at December 31, 2020. Noninterest-bearing deposits represented 63.66% of total deposits at June 30, 2021, compared to 63.52% of total deposits at December 31, 2020.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.24 billion at June 30, 2021, representing an increase of $358.7 million, or 9.25%, from savings deposits of $3.88 billion at December 31, 2020.

Time deposits totaled $365.5 million at June 30, 2021, representing a decrease of $36.2 million, or 9.01%, from total time deposits of $401.7 million for December 31, 2020.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2021 and December 31, 2020, total funds borrowed under these agreements were $578.2 million and $439.4 million, respectively, with a weighted average interest rate of 0.09% and 0.10%, respectively.

We had no borrowings at June 30, 2021, compared to $5.0 million and $10.0 million in short-term borrowings that were interest-free advances from the FHLB at December 31, 2020 and June 31, 2020, respectively.

On June 15, 2021, we redeemed our junior subordinated debentures of $25.8 million, representing the amounts that are due from the Company to CVB Statutory Trust III, which had a borrowing cost of approximately 1.60%. The debentures and the Trust Preferred Securities had an original maturity date of 2036. The interest rate on these debentures were three-month LIBOR plus 1.38%.

At June 30, 2021, $6.13 billion of loans and $2.11 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2021.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,669,057	$12,636,313	$23,066	$9,065	$613
Customer repurchase agreements (1)	578,207	578,207	-	-	-
Deferred compensation	22,633	676	888	621	20,448
Operating leases	23,228	6,740	9,356	5,225	1,907
Affordable housing investment	1,350	1,259	55	30	6
Total	$13,294,475	$13,223,195	$33,365	$14,941	$22,974

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2021.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$309,819	$57,950	$107,316	$122,577	$21,976
Construction	103,970	57,494	46,476	-	-
SBA	505	435	-	-	70
SBA - PPP	-	-	-	-	-
Commercial and industrial	973,048	697,181	184,876	7,186	83,805
Dairy & livestock and agribusiness (1)	227,657	144,394	83,183	80	-
SFR Mortgage	3,706	-	350	-	3,356
Consumer and other loans	123,332	17,576	5,385	3,866	96,505
Total commitment to extend credit	1,742,037	975,030	427,586	133,709	205,712
Obligations under letters of credit	49,794	44,470	5,324	-	-
Total	$1,791,831	$1,019,500	$432,910	$133,709	$205,712

(1)
Total commitments to extend credit to agribusiness were $1.6 million at June 30, 2021.

As of June 30, 2021, we had commitments to extend credit of approximately $1.74 billion, and obligations under letters of credit of $49.8 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company recorded $1.0 million in recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2021, compared to no provision or recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2020. The Company had a reserve for unfunded loan commitments of $8.0 million as of June 30, 2021 included in other liabilities, compared to $9.0 million as of December 31, 2020.

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

Total equity increased $47.1 million, or 2.34%, to $2.06 billion at June 30, 2021, compared to total equity of $2.01 billion at December 31, 2020. The $47.1 million increase in equity was primarily due to $115.1 million in net earnings and $3.1 million for various stock based compensation items. This was partially offset by a $22.1 million decrease in other comprehensive income resulting from the tax effected impact of the decrease in market value of our investment securities portfolio and $49.0 million in cash dividends declared. Our tangible common equity ratio was 9.17% at June 30, 2021.

During the second quarter of 2021, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. For the year ended December 31, 2020, the Company repurchased 4,944,290 shares of CVB common stock outstanding under this program. As of June 30, 2021, we have 4,585,145 shares of CVB common stock remaining that are eligible for repurchase under the common stock repurchase program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2021, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

At June 30, 2021 the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				June 30, 2021		December 31, 2020
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.38%	9.12%	9.90%	9.58%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	15.08%	14.66%	14.77%	14.57%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	15.08%	14.66%	15.06%	14.57%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.94%	15.52%	16.24%	15.75%

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

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $12.67 billion at June 30, 2021 increased $932.6 million, or 7.95%, over total deposits of $11.74 billion at December 31, 2020. This deposit growth was primarily due to our customers maintaining greater liquidity.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. The sale of investment securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets. At June 30, 2021, the Bank had no short-term borrowings.

CVB is a holding company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. On June 15, 2021, we redeemed our $25.8 million in subordinated debt with an interest rate of three month LIBOR plus 1.38% at par. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank to CVB. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or CVB to pay dividends or make other distributions.

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2021 and 2020. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)

Average cash and cash equivalents	$1,821,224	$799,989
Percentage of total average assets	12.26%	6.67%

Net cash provided by operating activities	$70,699	$97,081
Net cash used in investing activities	(689,133)	(541,488)
Net cash provided by financing activities	992,139	2,186,172
Net increase in cash and cash equivalents	$373,705	$1,741,765

Average cash and cash equivalents increased by $1.02 billion, or 127.66%, to $1.82 billion for the six months ended June 30, 2021, compared to $800.0 million for the same period of 2020.

At June 30, 2021, cash and cash equivalents totaled $2.33 billion. This represented an increase of $404.6 million, or 20.99%, from $1.93 billion at June 30, 2020.

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

	Estimated Net Interest Income Sensitivity (1)
	June 30, 2021			December 31, 2020
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	11.91%	21.41%	+ 200 basis points	11.10%	19.60%
- 100 basis points	-5.44%	-6.76%	- 100 basis points	-1.20%	-2.40%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2021 and December 31, 2020, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2021	December 31, 2020

100 bp decrease in interest rates	-15.2%	-21.0%
100 bp increase in interest rates	9.4%	16.1%
200 bp increase in interest rates	19.3%	28.4%
300 bp increase in interest rates	26.1%	34.4%
400 bp increase in interest rates	33.2%	41.6%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIBOR is expected to be completely phased out by 2023, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans and interest rate swap derivatives that are indexed to LIBOR. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended June 30, 2021, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy or security claims, check and wire fraud claims, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

Risks relating to the COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the banking industry and our business. The ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the impact of the pandemic on the economy, our customers, our employees and our business partners, the safety and effectiveness, distribution and acceptance of vaccines developed to mitigate the pandemic, and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global, U.S., California and local economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and sharply increased unemployment levels. While the pandemic initially resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including in California and the principal counties and cities in which our banking centers are located, these measures have been lifted in nearly all the locations and jurisdictions where we have offices. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in California, including the strength of the real estate market and business conditions in the industries to which we lend or from which we gather deposits. The on-going COVID-19 pandemic has resulted in a significant decline in the revenues of many business sectors as well as in commercial property sales and construction activities. As a result, while the demand for our products and services has recovered to an extent as the pandemic has receded, the ongoing impact from new variants of the coronavirus and other aftereffects of the pandemic are still present for a number of our customers and in a number of locations that we serve. Such ongoing impact could have a material adverse effect on our business, financial condition and results of operations.

We implemented CECL, for determining our overall provision for credit losses, at the beginning of the first quarter of 2020. For the six months that ended June 30, 2020, our allowance for credit losses increased by $23.5 million in provision for credit losses, primarily due to the forecasted impact of COVID-19 on certain economic variables that may cause distress to our loan portfolios. During the first half of 2021, forecasted improvements in macroeconomic variables, because of the wide availability of vaccines and government economic stimulus, resulted in a $21.5 million recapture of provision for credit losses. Depending on the scope and duration of the COVID-19 pandemic, including the impact of new variants of the coronavirus, there is a possibility that increased provisions for credit losses could prove necessary in the future.

Our bank has elected to participate as a lender in the Small Business Administration’s Paycheck Protection Program (PPP), and has accordingly become subject to a number of significant risks applicable to lenders under the PPP.

As one set of responses to the COVID-19 pandemic, our federal, state and local governments have promulgated a wide variety of laws, regulations, executive orders and programs designed to ameliorate the severe and widespread economic distress caused by the mandatory closings of many businesses throughout the State of California and counties in which we operate. One such program is the PPP enacted under the federal CARES Act and subsequently extended under the federal Consolidated Appropriations Act, 2021. This program was designed, among other things, to provide employee payroll maintenance support for small and medium-sized businesses throughout the United States, including in the State of California, through loans made by authorized lenders and guaranteed by the federal Small Business Administration (SBA). Because the Company is an authorized SBA lender and our primary customer base consists of small and medium-sized businesses, the Company actively participated in the PPP through its extended expiration date of May 31, 2021. Including the second round of funding, after legislation passed on April 24, 2020, we originated and funded approximately 4,100 PPP loans totaling approximately $1.10 billion, of which $262.5 million was outstanding at June 30, 2021. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. As of June 30, 2021, we originated approximately 1,900 round two loans totaling $395 million in customer borrowings.

Under interim final regulations promulgated by the SBA, PPP lenders are entitled to rely on borrower certifications with respect to issues such as program eligibility and eligible loan amounts, and PPP loans are designed to be subsequently forgivable, in whole or part, if certain additional criteria are met by the borrower with respect to employee payroll maintenance. However, in view of the fact that the PPP was by design intended to support economically distressed businesses, the SBA’s guarantee of PPP loan amounts to participating lenders is a critical feature of the program. There are significant risks to the Company’s participation in the PPP, including whether certain borrowers will ultimately be found to have been eligible for PPP loans, whether eligible PPP loan amounts for certain borrowers were correctly calculated, whether certain PPP loans will ultimately be determined to be forgivable, and if not, whether the SBA’s guarantee will continue to apply to any unforgiven PPP loan amounts. As of June 30, 2021, approximately 3,400 loans, representing approximately $862 million in loan balances, were submitted to the SBA and granted forgiveness. To date, our customers who have had their forgiveness requests reviewed by the SBA have received almost 100% loan forgiveness.

Our pending acquisition of Suncrest Bank could adversely affect our business while the merger is pending or if the merger is consummated.

We have entered into an agreement to acquire Suncrest Bank. While the merger is pending, our management may need to focus their time and energies on matters related to the merger that otherwise would be directed to their other areas of responsibilities. In addition, the success of the merger will depend, in part, on the ability to successfully combine the businesses of Citizens and Suncrest upon the completion of the merger. It is possible that the integration process could result in:

•
the loss of key employees,
•
the disruption of our ongoing business, or
•
inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

Furthermore, combining the two companies may be more difficult, time-consuming or costly than expected. If the merger is completed, but the combined company does not fully realize our anticipated cost savings from the merger, our business, financial condition or results of operations could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for this repurchase program. During the three months ended June 30, 2021, the Company did not repurchase any shares of CVB common stock outstanding under this program. As of June 30, 2021, we had 4,585,145 shares of CVB common stock available for repurchase under the common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: August 9, 2021

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)