Form 10-K
period 2021-12-31
CVB FINANCIAL CORP
filed 2022-03-01
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,644,183,695.

Number of shares of common stock of the registrant outstanding as of February 11, 2022: 141,920,400.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2021	Part III of Form 10-K

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Los Angeles, California

CVB FINANCIAL CORP.

2021 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements Safe Harbor

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company including, without limitation, plans, strategies and goals, and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, and the impact of acquisitions we have made or may make. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and may be beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, workforce, operating platform and prospects remains uncertain. In addition, changes to statutes, regulations, or regulatory policies or practices, as a result of, or in response to the COVID-19 pandemic, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, compliance and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the transition away from USD LIBOR and uncertainties regarding potential alternative reference rates, including SOFR; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which has changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods; possible credit related impairments of securities held by us; possible impairment charges to goodwill; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract deposits and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, such as the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, and on our employees and managers, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the costs of defending against them, including the costs of compliance with potential legislation to combat cybersecurity and fraud threats at a state, national, or global level; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal proceedings; and our ability to manage the risks involved in the foregoing.

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

PART I

ITEM 1. BUSINESS

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we”, “our” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (“CBB” or the “Bank”). The Bank is our principal asset. The Company has one inactive subsidiary, Chino Valley Bancorp.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2021, the Company had $15.88 billion in total consolidated assets, $7.82 billion in net loans, $12.98 billion in deposits, and $2.08 billion in shareholders’ equity.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2021, the Bank had $15.88 billion in assets, $7.82 billion in net loans, $13.04 billion in deposits, and $2.04 billion in total equity.

As of December 31, 2021, the Bank had 58 Banking Centers (“Centers”) located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California.

On January 7, 2022 we completed the acquisition of Suncrest Bank, Visalia, California. At time of acquisition, Suncrest Bank had approximately $1.4 billion in total assets, $0.8 billion in net loans, $1.2 billion in total deposits and $179.0 million in total equity. In connection with the acquisition, the Bank will acquire seven Centers and two loan production offices in California’s Central Valley and the Sacramento area. Of the seven acquired centers, two centers, that are each within two miles of the Bank's existing centers, will be consolidated into existing Citizens Business Bank centers during the second quarter of 2022.

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

Human Capital

We employed 1,015 associates as of December 31, 2021. This was a 3.5% decrease from 1,052 associates at December 31, 2020. Our Code of Personal and Business Conduct and Ethics (“Code”) addresses both business and social relationships that may present legal and ethical concerns and also sets forth a code of conduct to guide the members of the Board of Directors and associates. Our associates acknowledge annually they have read and understood their responsibility to conduct business in accordance with the highest ethical standards in order to merit and maintain the confidence and trust of our customers and the public in general.

The Company promotes Five Core Values that we believe provides a continuing commitment and direction to our business activities and our underlying culture. These core values are fundamental to the Company’s performance and strategy.

Our Five Core Values are:

1) Financial Strength;

2) Superior People;

3) Customer Focus;

4) Cost-Effective Operation; and

5) Having Fun.

The Company’s Citizens Experience Service Awards and Recognition Program resulted in 396 nominations of associates who were recognized for exemplifying our Five Core Values in 2021. In addition, the Company has a long held tradition of an annual awards program that recognizes outstanding job performance. In 2021, we held our annual virtual awards ceremony that recognized 33 associates, who stood out for their commitment to our high standards of performance.

The Company is committed to supporting the physical and financial wellness of our associates and their families. We offer a comprehensive set of health insurance and retirement benefits, as well as wellness programs and resources. As of December 2021, 76% of our associates were enrolled in our medical insurance plans and 53% of our associates participated in at least one wellness activity during 2021. The Company makes an annual 401(k) retirement contribution to all eligible associates, which includes a profit sharing component. For 2021, the combined Company 401(k) contribution was 5% of associate’s eligible salary. In addition, 93% of our associates made individual participant contributions to the 401(k) plan during 2021. During 2021, with oversight by the Company’s Business Continuity Committee, we took numerous actions to promote the health and safety of our associates during the COVID-19 pandemic. These actions included certain individual protocols such as required facial coverings, social distancing, and virus testing, as well as providing greater opportunities for our associates to work remotely where possible.

Recruiting, training and development, and retention of key associates is vital to the Company’s strategy and success. The Company promotes leadership and associate development through various programs, including succession planning, top talent program, and leadership essentials training. At December 31, 2021, we had approximately 132 positions within the Company designated as “leadership” positions. This represents approximately 13% of our total associates. The average tenure at the Company among our leadership group at the end of 2021 was greater than 10 years. In 2021, turnover among our leadership group was 11% and during the year we promoted 1 associate and hired 9 new associates into our leadership group.

The Company’s Diversity and Inclusion Program is designed to invest in the professional development of our associates and values an inclusive and diverse workplace. We strive to reward talent, with a commitment to equal opportunity. Oversight is provided by the Company’s Diversity and Inclusion Committee, which is guided by our Diversity and Inclusion Policy. The Policy provides a framework which we use to create and strengthen our diversity policies and practices, including our organizational commitment to diversity, positive workforce and employment practices, sound procurement and business practices, and practices to promote transparency of organizational diversity and inclusion. The Diversity and Inclusion Committee is co-chaired by our Chief Operating Officer and Human Resources Director and includes our Chief Financial Officer, Chief Risk Officer, and General Counsel. In 2021, the Company launched a Diversity, Engagement, and Inclusion ("DEI") Council to continue our commitment to fostering, cultivating, and preserving a culture of diversity and inclusion. The DEI Council is led by our Director of Human Resources and the Associate Engagement Manager, as well as an additional member of our Senior Leadership team. Members of the Council represent a cross section of our associates across numerous departments. The DEI Council discusses ways to encourage diversity and inclusion among associates and serve as ambassadors when it comes to implementing our Core Values regarding diversity and inclusion. We monitor progress in enhancing diversity throughout our organization, including the percentage of our total associates who are female and racially or ethnically diverse. Our Human Resources Director provides updates on our progress to the Board of Directors on a regular basis. The following represents the Company’s diversity at December 31, 2021:

In addition, 40% of our Board of Directors are female or ethnically diverse.

The Board of Directors oversees executive compensation, as well as the Company’s compensation and benefit plans, through the Board’s Compensation Committee. The Management Compensation Compliance Committee, under the direction of the Compensation Committee, identifies, assesses, and manages exposure to and compliance with applicable compensation laws, regulations, and other related issues. In general, the Management Compensation Compliance Committee is responsible for ensuring that the Company has designed and implemented risk management processes that (1) evaluate the nature of inherent risks in compensation programs; (2) are consistent with the Company’s strategic plan; and (3) foster a culture of risk-awareness and risk-adjusted decision making throughout the Company. All of our associates are eligible for incentive compensation awards. For 2021, 91% of our associates earned an incentive bonus, which compares to 92% in 2020. In 2020, we also paid all eligible associates a “Thank You” Award, which totaled approximately $1.1 million. This award was in recognition of our associates commitments and efforts as essential workers to support our customers and communities during the pandemic.

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

Legislation and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Former President Trump issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. The scope and breadth of regulatory changes that will be implemented as a result of the election of President Biden have yet to be fully determined, though we believe there will be increased focus on perceived regulatory gaps, regulatory compliance, supervision and examination during President Biden’s term.

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

Under the Basel III Capital Rules, the Company’s and the Bank’s assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Company and the Bank:

•
Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions).
•
CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets and certain deferred tax assets. Certain of these adjustments and deductions were subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. The last phase of the Basel III Capital Rules’ transition provisions relating to capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital was delayed for certain bank holding companies and banks, including us and the Bank, but a revised rule was finalized in July 2019 that was effective in April 2020. Although the Company repaid and retired its trust preferred securities in 2021, hybrid securities, such as trust preferred securities, generally are excluded from being counted as Tier 1 capital. In addition, because we are not an advanced approach banking organization, we were permitted to make a one-time permanent election to exclude accumulated other comprehensive income items from regulatory capital. We made this election in order to avoid significant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our Bank’s available-for-sale securities portfolio.
•
Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.
•
Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. Tier 2 capital also includes, among other things, certain trust preferred securities.

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

As of December 31, 2021 the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and Bank’s capital ratios as of December 31, 2021, see Note 17 — Regulatory Matters of the notes to the consolidated financial statements.

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

Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. On December 21, 2020, Congress passed, and on December 27, 2020 the President signed, a $900 billion aid package which provided additional funds for the PPP and extended the time of the PPP to March 31, 2021. This legislation also permits second PPP loans to certain entities which are subject to forgiveness subject to meeting certain required criteria. It is possible that Congress could enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. The PPP Second Draw loan program was authorized by the Economic Aid Act enacted on December 27, 2020. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase.

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

Federal Reserve Programs and Other Recent Initiatives Related to COVID-19

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2021 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of December 31, 2021, the Bank had no deposit liabilities categorized as brokered deposits.

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
•
Limit of dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions. Substantially all of CVB’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank to CVB;
•
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

Mergers and Acquisitions

On July 9, 2021, President Biden signed an “Executive Order on Promoting Competition in the American Economy.” Included within the order is a sweeping recommendation that the Attorney General, in consultation with the heads of the FRB, FDIC and OCC review current practices and adopt a plan within 180 days for the “revitalization” of bank merger oversight to provide more extensive scrutiny of mergers. We will continue to evaluate the impact of any changes to the regulations implementing this executive order and their impact to our financial condition, results of operations and/or business strategies, which cannot be predicted at this time.

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

The Federal Reserve also maintains a policy that redemptions of instruments included in regulatory capital and repurchases of common stock from investors be consistent with an organization’s current and prospective capital needs. We consult with the Federal Reserve regarding our plans for common stock repurchases.

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

Compensation

Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets (including the Company and Citizens Business Bank). These proposed rules have not been finalized. In October 2021, the SEC reopened the comment period on its 2015 proposed rule to implement its provisions on incentive compensation which would require (i) national securities exchanges to establish listing standards that would require each issuer to develop and implement a policy providing for the recovery of incentive-based compensation based on financial information required to be reported under the securities laws that is received by current or former executive officers and (ii) disclosure of the policy.

Cybersecurity and Data Breaches

Federal regulators have issued multiple statements regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or one of its critical service providers fall victim to a cyber-attack. In November 2021, the federal banking agencies adopted a final rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In June 2020, the OCC issued its final CRA rule, effective October 1, 2020, while the FDIC did not finalize any revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invited public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR sought feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. In December 2021, the OCC issued a final rule to rescind its June 2020 final rule in favor of working with other agencies to put forward a joint rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans (which excludes owner-occupied CRE loans) representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2021, the Bank’s total CRE loan concentration based on total outstanding loans is 263% of risk-based capital.

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

Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was signed into law. The Tax Reform Act included a number of provisions that impact us, including the following:

•
Tax Rate. The Tax Reform Act replaces the corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate for 2018. Generally accepted accounting principles (“GAAP”) requires that the impact of the provisions of the Tax Reform Act be accounted for in the period of enactment;
•
FDIC Insurance Premiums. The Tax Reform Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. As a result our ability to deduct FDIC premiums is limited;
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

Executive Officers of the Company

The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

David A. Brager	President and Chief Executive Officer of the Company and the Bank	54
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	54
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	65
David C. Harvey	Executive Vice President and Chief Operations Officer of the Bank	54
Richard H. Wohl	Executive Vice President and General Counsel	63
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	65

Mr. Brager was appointed Chief Executive Officer of the Company and the Bank on March 16, 2020. Effective November 19, 2021, Mr. Brager was also named President of the Company and the Bank. Mr. Brager also serves on the Board of Directors of the Company and the Bank. Mr. Brager assumed the position of Executive Vice President and Sales Division Manager of the Bank on November 22, 2010. From 2007 to 2010, he served as Senior Vice President and Regional Manager of the Central Valley Region for the Bank. From 2003 to 2007, he served as Senior Vice President and Manager of the Fresno Business Financial Center for the Bank. From 1997 to 2003, Mr. Brager held management positions with Westamerica Bank.

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

Mr. Harvey was appointed Executive Vice President and Chief Operating Officer of the Bank on February 23, 2022. He previously assumed the position of Executive Vice President and Chief Operations Officer of the Bank on December 31, 2009. From 2000 to 2008, he served as Senior Vice President and Operations Manager at Bank of the West. From 2008 to 2009 he served as Executive Vice President and Commercial and Treasury Services Manager at Bank of the West.

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

The COVID-19 pandemic has negatively impacted the global, U.S., California and local economies, disrupted supply chains, affected equity market valuations, and created significant volatility and disruption in financial markets, although economic growth and employment levels had largely rebounded by the end of 2021. Similarly, the initial imposition of temporary business closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities have been relaxed or rescinded as the COVID-19 pandemic has become more endemic. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in California, including the strength of the real estate market and business conditions in the industries to which we lend or from which we gather deposits. The COVID-19 pandemic has resulted in heightened volatility with respect to the revenues of many business sectors as well as in commercial and residential property sales and construction activities. As a result, the demand for our products and services has been, and may continue to be, significantly impacted, depending on developments related to the pandemic and the actions of federal, state and local governments in response to the pandemic.

As there continues to be a degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in an increased allowance for credit losses in future periods. For the year ended December 31, 2021, our allowance for credit losses decreased $25.5 million, compared to an increase of $23.5 million in provision for credit losses for 2020. The decrease in our allowance for credit losses was due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic: including various government responses, availability of vaccines, and fiscal and monetary stimulus. Depending on the scope and duration of the COVID-19 pandemic, there is a possibility that increased provisions for credit losses may be necessary in the future.

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

We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In addition, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness, distribution and uptake rates of vaccines, boosters and medical treatments, and actions taken by governmental authorities and other third parties in response to the pandemic.

Our bank elected to participate as a lender in the Small Business Administration’s Paycheck Protection Program (PPP) and to register as an Eligible Lender under the Federal Reserve’s Main Street Lending Program (MSLP), and has accordingly become subject to a number of significant risks applicable to lenders under the PPP and MSLP, respectively.

As one set of responses to the COVID-19 pandemic, our federal, state and local governments have promulgated a wide variety of laws, regulations, executive orders and programs designed to ameliorate the severe and widespread economic distress caused by the mandatory closings of many businesses throughout the State of California and counties in which we operate. One such program is the PPP enacted under the federal CARES Act and Economic Aid Act. This program is designed, among other things, to provide employee payroll maintenance support for small and medium-sized businesses throughout the United States, including in the State of California, through loans made by authorized lenders and guaranteed by the federal Small Business Administration (SBA). Because the Company is an authorized SBA lender and our primary customer base consists of small and medium-sized businesses, the Company has actively participated in the PPP. Including the second round of funding, after legislation passed on April 24, 2020, we originated and funded approximately 4,100 PPP loans totaling approximately $1.1 billion, of which $1.1 billion was forgiven through December 31, 2021. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. We originated and funded more than 1,900 Second Draw loan applications totaling approximately $420 million, of which $186.6 million was outstanding at December 31, 2021.

Under interim final regulations promulgated by the SBA, PPP lenders are entitled to rely on borrower certifications with respect to issues such as program eligibility and eligible loan amounts, and PPP loans are designed to be subsequently forgivable, in whole or part, if certain additional criteria are met by the borrower with respect to employee payroll maintenance. However, in view of the fact that the PPP was by design intended to support economically distressed businesses, the SBA’s guarantee of PPP loan amounts to participating lenders is a critical feature of the program. In this regard, because the PPP was quickly implemented into operation and the SBA’s interim regulations have been repeatedly revised and are continuing to evolve, there are significant risks to the Company’s participation in the PPP, including whether certain borrowers will ultimately be found to have been eligible for PPP loans, whether eligible PPP loan amounts for certain borrowers were correctly calculated, whether certain PPP loans will ultimately be determined to be forgivable, and if not, whether the SBA’s guarantee will continue to apply to any unforgiven PPP loan amounts. To date, our customers who have had their forgiveness requests reviewed by the SBA have received nearly 100% loan forgiveness. As of December 31, 2021, approximately 99% of PPP loans originated in Round 1 have received forgiveness and a total of $239 million of Second Draw PPP have been submitted to the SBA and granted forgiveness.

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

We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2021, we recorded $25.5 million in recapture of loan loss provision. During 2021, we experienced charge-offs of $3.4 million and recoveries of $198,000. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans. As of December 31, 2021, we had $5.79 billion in commercial real estate loans, $62.3 million in construction loans, and $240.7 million in single-family residential mortgages. Although the U.S. economy has emerged from a prior period of severe recession followed by slower than normal growth, business activity and real estate values continue to grow more slowly than in past economic recoveries, and may not recover fully or could again decline from current levels, and this in turn could affect the ability of our loan customers to service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans.

Dairy & livestock and agribusiness lending presents unique credit risks.

As of December 31, 2021, approximately 4.9% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2021, we had $386.2 million in dairy & livestock and agribusiness loans, including $351.7 million in dairy & livestock loans and $34.5 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

Our loan portfolio is predominantly secured by real estate in California and thus we have a higher degree of risk from a downturn in our real estate markets

A renewed downturn in our real estate markets could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes, prolonged drought and disasters particular to California. Substantially all of our real estate collateral is located in the state of California. If real estate values, including values of land held for development, should again start to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or a group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower(s), repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

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

The Bank maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2021 was $5.11 billion, of which $3.18 billion is available for sale. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2021 our balance sheet was positioned with an asset sensitive bias over both a one and two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. Loan origination volumes may be affected by changes in market interest rates. In addition, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, as well as loan origination and prepayment volume.

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

We have a number of loans, derivative contracts, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The Company established a LIBOR Transition Task Force in 2020, which has inventoried our instruments that reflect exposure to LIBOR, created a framework to manage the transition and established a timeline for key decisions and actions to complete the transition from LIBOR. The transition from LIBOR could create additional costs and risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition could change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory, compliance and reputational risks. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately managed, anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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

We may experience goodwill impairment

If our estimates of fair value change due to changes in our businesses or other factors, we may determine that impairment charges on goodwill recorded as a result of acquisitions are necessary. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and peer company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the fair value of the Company declines, we may need to recognize goodwill impairment in the future which would have a material adverse effect on our results of operations and capital levels.

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

Although the Company and the Bank exceed the minimum capital ratio requirements to be deemed “well-capitalized” for regulatory purposes and have not suffered any significant liquidity issues as a result of these types of events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline if we experience slower than expected economic growth or higher rates of unemployment. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to adverse economic conditions in the state of California, where our business is concentrated. In addition, adverse economic conditions may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform, and thereby, adversely affect our liquidity, financial condition, results or operations and profitability.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve impact us significantly. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. As an example, monetary tightening and increases in the federal funds rate by the Federal Reserve could adversely affect our borrowers’ earnings and ability to repay their loans, which could have a material adverse effect on our financial condition and results of operations. In addition, the Federal Reserve’s recent actions to reduce its own balance sheet of government and mortgage-backed securities could impact the credit markets and thus prevailing interest rates.

Future legislation, regulatory reform or policy changes under the new U.S. administration could have a material effect on our business and results of operations.

New legislation, regulatory reform or policy changes under the new U.S. administration led by President Biden, including financial services regulatory reform, enforcement priorities, antitrust and merger review policies, and increased infrastructure spending, could impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

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

In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to offer products at lower costs, maintain numerous locations, provide more extensive on-line products and services, and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

Potential acquisitions may disrupt our business and dilute shareholder value

We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches including our acquisition of Suncrest Bank in early 2022, involves various risks commonly associated with acquisitions, including, among other things:

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

Managing reputational risk is important to attracting and maintaining customers, investors and employees

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee mistakes, misconduct or fraud, failure to deliver minimum standards of service or quality, failure of any product or service offered by us to meet our customers’ expectations, compliance deficiencies, privacy or information security breaches, government investigations, litigation, and questionable or fraudulent activities of our employees or customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by, or on behalf of, customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements are accurate. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our commercial clients. Our financial condition, results of operations, financial reporting and reputation could be materially adversely affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

As of December 31, 2021, the Bank occupied a total of 60 premises consisting of (i) 58 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California, and (ii) three operation and technology centers. We own 14 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2022 through 2028. All properties are located in Southern and Central California.

For additional information concerning properties, see Note 8 — Premises and Equipment of the Notes to the consolidated financial statements included in this report. See “Item 8 — Financial Statements and Supplemental Data.”

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors. For additional information concerning legal proceedings, see Note 13 Commitments and Contingencies of the Notes to the consolidated financial statements included in this report.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CVB’s common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” CVB had approximately 141,920,400 shares of common stock outstanding with 1,741 registered shareholders of record as of February 11, 2022.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to CVB, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. For the year ended December 31, 2021, the Company repurchased 390,336 shares of CVB common stock outstanding under this program. As of December 31, 2021, we had 4,194,809 shares of CVB common stock remaining that were eligible for repurchase under the common stock repurchase program. On February 1, 2022 we announced a new repurchase program authorizing the Company to repurchase up to 10,000,000 shares of our common stock. This new program replaces in its entirety our 2016 stock repurchase program. There is no expiration date for this repurchase program.

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

The following graph compares the yearly percentage change in CVB’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the peer group line depicted below). The graph assumes an initial investment of $100 on December 31, 2016, and reinvestment of dividends through December 31, 2021. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CVB Financial Corp., the NASDAQ Composite Index, and Peer Group Index

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
CVB Financial Corp.
NASDAQ Composite
Peer Group Index

* $100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ASSUMES $100 INVESTED ON DECEMBER 31, 2015

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2021

Company/Market/Peer Group	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
CVB Financial Corp.	100.00	105.09	92.50	101.95	96.62	109.74
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
Peer Group Index	100.00	114.39	92.17	115.34	118.34	178.40

Source: Research Data Group, Inc., www.researchdatagroup.com

ITEM 6. RESERVED

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

IMPACT OF COVID-19

The spread of COVID-19 created a global public health crisis that has resulted in unprecedented volatility and disruption in financial markets and deterioration in economic activity and market conditions in the markets we serve. The pandemic affected our customers and the communities we serve. In response to the anticipated effects of the pandemic on the U.S. economy, the Board of Governors of the Federal Reserve System (“FRB”) took significant actions, including a reduction in the target range of the federal funds rate to 0.0% to 0.25% and established a program of purchases of Treasury and mortgage-backed securities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contain substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized businesses through 100% Small Business Administration (“SBA”) guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. Legislation passed on April 24, 2020 provided additional PPP funds of $310 billion. During 2020, we originated and funded approximately 4,100 loans, totaling $1.1 billion. Greater than 99% of these loans have been granted forgiveness as of December 31, 2021. In response to the COVID-19 pandemic and the CARES Act, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion was set aside for Second Draw (“round two”) PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. As of December 31, 2021, we had originated approximately 1,900 round two loans totaling $420 million, with a remaining loan balance, at amortized cost, of $183.6 million at December 31, 2021. The Paycheck Protection Program officially ended on May 31, 2021. As of December 31, 2021, approximately 4,800 loans, representing approximately $1.3 billion in PPP loan balances were submitted to the SBA and granted forgiveness.

No recapture of provision for credit losses was recorded in the fourth quarter of 2021, compared to a recapture of $4.0 million of provision for credit losses in the third quarter of 2021. For the year ended December 31, 2021, a $25.5 million recapture of provision for credit losses was recorded as a result of the improvements in our economic forecast of certain macroeconomic variables. In comparison, the Company recorded a provision for credit losses of $23.5 million in 2020 due to the forecast of a severe economic downturn as a result of the onset of the COVID-19 pandemic. We continue to monitor the impact of COVID-19 closely. The extent to which the COVID-19 pandemic will impact our future operations and financial results is uncertain, but we may experience increased provision for credit losses if this pandemic results in future economic stress greater than forecasted on our borrowers and loan portfolios and lower interest income if the current low interest rate environment continues.

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

This ASU replaced the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, held-to-maturity (“HTM”) securities, loan commitments, and financial guarantees. For loans and HTM debt securities, this ASU requires a CECL measurement to estimate the allowance for credit losses (“ACL”) for the remaining contractual term, adjusted for prepayments, of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. This ASU also eliminated the existing guidance for purchased credit-impaired (“PCI”) loans, but requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. Purchase Credit Deteriorated (“PCD”) assets are recorded at their purchase price plus an ACL estimated at the time of acquisition. Under this ASU, there is no provision for credit losses recognized at acquisition; instead, there is a gross-up of the purchase price of the financial asset for the estimate of expected credit losses and a corresponding ACL recorded. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or reversal of provision for credit losses) in subsequent periods. In addition, this ASU modifies the OTTI model for available-for-sale (“AFS”) debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. As a policy election, we excluded the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the condensed consolidated balance sheet.

For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management” and Note 3 — Summary of Significant Accounting Policies and Note 5 — Loans and Lease Finance Receivables and Allowance for Credit Losses of our consolidated financial statements presented elsewhere in this report.

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

Valuation and Recoverability of Goodwill — Goodwill represented $663.7 million of our $15.88 billion in total assets as of December 31, 2021. The Company has one reportable segment. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed. Such events and circumstances may include among others, a significant adverse change in legal factors or in the general business climate, significant decline in our stock price and market capitalization, unanticipated competition, the testing for recoverability of a significant asset group within the reporting unit, and an adverse action or assessment by a regulating body. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

Based on the results of our annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reportable segment’s fair value exceeded its carrying amount. As of December 31, 2021, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reportable segment below its carrying amount. Note 3 — Summary of Significant Accounting Policies of our consolidated financial statements presented elsewhere in this report

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings, the Company considers the future realization of these deferred tax assets more likely than not.

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

Recently Issued Accounting Pronouncements but Not Adopted as of December 31, 2021

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

OVERVIEW

For the year ended December 31, 2021, we reported net earnings of $212.5 million, compared with $177.2 million for 2020. This represented a $35.4 million, or 19.96%, increase from the prior year. Diluted earnings per share were $1.56 for 2021, compared to $1.30 for 2020.

The Company adopted ASU 2016-13, commonly referred to as CECL which replaced the “incurred loss” approach with an “expected loss” model over the life of the loan, effective on January 1, 2020. A $23.5 million provision for credit losses was recorded in 2020, due to the severe economic disruption and forecasted impact resulting from the initial onset of the COVID-19 pandemic. Based on the magnitude of government economic stimulus and the wide availability of vaccines, our economic forecasts in 2021 reflected improvements in key macroeconomic variables and therefore lower projected loan losses, which resulted in a $25.5 million recapture of provision for credit losses for the year ended December 31, 2021. For the year ended December 31, 2021, we experienced charge-offs of $3.4 million and total recoveries of $198,000, resulting in net charge-offs of $3.2 million for the year. Of the approximately 4,100 SBA PPP loans we originated in 2020, $1.1 billion have been forgiven. As of December 31, 2021, the Company originated approximately 1,900 PPP loans in round two, with a remaining loan balance, at amortized cost, of $183.6 million at December 31, 2021. Interest and fee income from all PPP loans was approximately $30.5 million for 2021, compared to $28.5 million for 2020.

At December 31, 2021, total assets of $15.88 billion increased $1.46 billion, or 10.16%, from total assets of $14.42 billion at December 31, 2020. Interest-earning assets of $14.68 billion at December 31, 2021 increased $1.46 billion, or 11.04%, when compared with $13.22 billion at December 31, 2020. The increase in interest-earning assets includes a $2.13 billion increase in investment securities, partially offset by a $461.1 million decrease in total loans and a $193.3 million decrease in interest-earning balances due from the Federal Reserve. The decrease in total loans was due to a $696.4 million decrease in PPP loans. Excluding PPP loans, total loans increased by $235.3 million, or 3.15%, from December 31, 2020. Our tax equivalent yield on interest-earning assets was 3.02% for 2021, compared to 3.71% for 2020. This decline reflects the net impact of lower loan yields, lower yields on investment securities, and a reduction in average loans as a percentage of average earning assets from 69.02% in 2020 to 57.22% in 2021.

Total investment securities were $5.11 billion at December 31, 2021, an increase of $2.13 billion, or 71.61%, from $2.98 billion at December 31, 2020. We deployed some of our excess liquidity during 2021 by purchasing $3.16 billion of additional investment securities with a non-tax equivalent weighted average yield of approximately 1.61%. At December 31, 2021, investment securities HTM totaled $1.93 billion. At December 31, 2021, investment securities AFS totaled $3.18 billion, inclusive of a pre-tax net unrealized loss of $1.3 million, which decreased $56.1 million from December 31, 2020. HTM securities increased by $1.35 billion, or 232.85%, and AFS securities increased by $785.0 million, or 32.72%, from December 31, 2020. During the fourth quarter of 2021, we purchased approximately $452 million in new AFS securities with an average tax equivalent yield of approximately 1.61% and $259 million in new HTM securities with an expected average tax equivalent yield of approximately 1.84%. Our tax equivalent yield on investments was 1.56% for 2021, compared to 2.10% for 2020.

Total loans and leases, at amortized cost, of $7.89 billion at December 31, 2021, decreased by $461.1 million, or 5.52%, from $8.35 billion at December 31, 2020. The decrease in total loans included a $696.4 million decline in PPP loans. The $461.1 million decrease in loans also included decreases of $29.9 million in SFR mortgage loans, $22.9 million in construction loans, $15.3 million in SBA loans, and $11.3 million in consumer and other loans. Partially offsetting these declines were increases in commercial real estate loans of $288.2 million, as well as a $25.1 million increase in dairy & livestock and agribusiness loans. Our core loans, excluding PPP loans, grew by $235.3 million, or 3.15% from December 31, 2020. Our yield on loans was 4.42% for the year ended December 31, 2021, compared to 4.68% for 2020. Interest income for yield adjustments related to discount accretion on acquired loans was $12.3 million for 2021, compared to $17.4 million for 2020. The significant decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which, after excluding discount accretion, nonaccrual interest income and the impact from PPP loans (“core loan yield”), declined by 27 basis points for the year ended December 31, 2021 when compared to the same period of 2020.

Noninterest-bearing deposits were $8.10 billion at December 31, 2021, an increase of $648.7 million, or 8.70%, compared to $7.46 billion at December 31, 2020. The deposit growth in 2021 was partly due to our customers maintaining greater liquidity in their bank accounts. At December 31, 2021, noninterest-bearing deposits were 62.45% of total deposits, compared to 63.52% at December 31, 2020. Our average cost of total deposits for 2021 was 0.04%, compared to 0.12% for 2020.

Customer repurchase agreements totaled $642.4 million at December 31, 2021, compared to $439.4 million at December 31, 2020. Our average cost of total deposits including customer repurchase agreements was 0.05% for 2021, compared to 0.13% for 2020.

At December 31, 2021, we had $2.3 million in overnight borrowings, compared to $5.0 million in short short-term borrowings with 0% cost, at December 31, 2020. We redeemed our $25.8 million junior subordinated debentures on June 15, 2021. The debentures, bearing interest at three-month LIBOR plus 1.38%, had an original maturity of 2036. These debentures had a borrowing cost of 2.10% for the year ended December 31, 2020. The Bank’s funding is now entirely core customer deposits and customer repurchase agreements. Our average cost of funds was 0.05% for 2021, compared to 0.13% for 2020.

The allowance for credit losses totaled $65.0 million at December 31, 2021, compared to $93.7 million at December 31, 2020. The allowance for credit losses was decreased by $25.5 million in 2021, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic and government stimulus, and by $3.2 million in year-to-date net charge-offs. At December 31, 2021, ACL as a percentage of total loans and leases outstanding was 0.82%, or 0.84% when PPP loans are excluded. This compares to 1.12% at December 31, 2020, or 1.25% when PPP loans are excluded. As of December 31, 2021, total discounts remaining on acquired loans were $18.6 million.

The Company’s total equity was $2.08 billion at December 31, 2021. This represented an increase of $73.5 million, or 3.66%, from total equity of $2.01 billion at December 31, 2020. This increase was primarily due to net earnings of $212.5 million, partially offset by $97.8 million in cash dividends and a $39.3 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During the third quarter of 2021, we repurchased 390,336 shares of common stock for $7.4 million, or an average repurchase price of $18.97. Our tangible book value per share at December 31, 2021 was $10.27.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of December 31, 2021, the Company’s Tier 1 leverage capital ratio totaled 9.18%, our common equity Tier 1 ratio totaled 14.86%, our Tier 1 risk-based capital ratio totaled 14.86%, and our total risk-based capital ratio totaled 15.63%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our Analysis of Financial Condition — Capital Resources.

Acquisition Related

On January 7, 2022, the Company completed the previously announced merger transaction whereby Suncrest Bank (“Suncrest”) merged with and into the Company’s wholly-owned subsidiary Citizens Business Bank (“Citizens”), in accordance with the terms and conditions of that certain Agreement and Plan of Reorganization and Merger (“Merger Agreement”), dated as of July 27, 2021, by and among the Company, Citizens and Suncrest, in a stock and cash transaction valued at approximately $237 million in aggregate, or $18.63 per Suncrest share based on CVB Financial Corp.’s closing stock price of $22.87 on January 7, 2022. Under the terms of the Merger Agreement, the Company issued approximately 8.6 million shares of Company common stock and approximately $39.6 million in aggregate cash consideration, including cash paid out in settlement of outstanding incentive stock option awards at Suncrest.

Suncrest Bank, headquartered in Visalia, California, had approximately $1.4 billion in total assets, $0.8 billion in net loans, $1.2 billion in total deposits and $179.0 million in total equity as of December 31, 2021. Tangible book value per share was $11.16 at December 31, 2021. Suncrest’s seven branch locations and two loan production offices in California’s Central Valley and the Sacramento area opened as Citizens Business Bank locations on January 10, 2022. Citizens Business Bank will consolidate two of the former Suncrest branch locations during the second quarter of 2022.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

				Variance
	Year Ended December 31,			2021		2020
	2021	2020	2019	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$414,550	$416,053	$435,772	$(1,503)	-0.36%	$(19,719)	-4.53%
Recapture of (provision for) credit losses	25,500	(23,500)	(5,000)	49,000	208.51%	(18,500)	-370.00%
Noninterest income	47,385	49,870	59,042	(2,485)	-4.98%	(9,172)	-15.53%
Noninterest expense	(189,787)	(192,903)	(198,740)	3,116	1.62%	5,837	2.94%
Income taxes	(85,127)	(72,361)	(83,247)	(12,766)	-17.64%	10,886	13.08%
Net earnings	$212,521	$177,159	$207,827	$35,362	19.96%	$(30,668)	-14.76%
Earnings per common share:
Basic	$1.57	$1.30	$1.48	$0.27		$(0.18)
Diluted	$1.56	$1.30	$1.48	$0.26		$(0.18)
Return on average assets	1.38%	1.37%	1.84%	0.01%		-0.47%
Return on average shareholders’ equity	10.30%	8.90%	10.71%	1.40%		-1.81%
Efficiency ratio	41.09%	41.40%	40.16%	-0.31%		1.24%
Noninterest expense to average assets	1.24%	1.49%	1.76%	-0.25%		-0.27%

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

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net Income	$212,521	$177,159	$207,827
Add: Amortization of intangible assets	8,240	9,352	10,798
Less: Tax effect of amortization of intangible assets (1)	(2,436)	(2,765)	(3,192)
Tangible net income	$218,325	$183,746	$215,433

Average stockholders’ equity	$2,063,360	$1,991,664	$1,939,961
Less: Average goodwill	(663,707)	(663,707)	(665,026)
Less: Average intangible assets	(29,328)	(38,203)	(48,296)
Average tangible common equity	$1,370,325	$1,289,754	$1,226,639

Return on average equity, annualized	10.30%	8.90%	10.71%
Return on average tangible common equity	15.93%	14.25%	17.56%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the years ended December 31, 2021, 2020 and 2019. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2021			2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,820,050	$37,532	1.36%	$1,854,964	$35,129	1.94%	$1,580,850	$38,189	2.42%
Tax-advantaged	29,855	741	2.97%	37,110	923	3.50%	41,991	1,141	3.76%
Held-to-maturity securities:
Taxable	1,007,982	17,747	1.86%	438,190	9,542	2.18%	504,814	11,498	2.28%
Tax-advantaged	200,572	4,428	2.67%	173,756	4,681	3.26%	211,899	5,890	3.36%
Investment in FHLB stock	17,688	1,019	5.76%	17,688	978	5.53%	17,688	1,235	6.98%
Interest-earning deposits with other institutions	1,953,209	2,569	0.13%	1,098,814	1,682	0.15%	120,247	2,269	1.89%
Loans (2)	8,065,877	356,594	4.42%	8,066,483	377,402	4.68%	7,552,505	397,628	5.26%
Total interest-earning assets	14,095,233	420,630	3.02%	11,687,005	430,337	3.71%	10,029,994	457,850	4.58%
Total noninterest-earning assets	1,255,288			1,242,808			1,272,907
Total assets	$15,350,521			$12,929,813			$11,302,901
INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,249,379	4,145	0.10%	$3,530,606	8,803	0.25%	$3,048,785	12,698	0.42%
Time deposits	375,666	1,201	0.32%	445,962	3,799	0.85%	487,221	4,422	0.91%
Total interest-bearing deposits	4,625,045	5,346	0.12%	3,976,568	12,602	0.32%	3,536,006	17,120	0.48%
FHLB advances, other borrowings, and customer repurchase agreements	624,068	734	0.12%	511,404	1,682	0.33%	537,964	4,958	0.91%
Interest-bearing liabilities	5,249,113	6,080	0.12%	4,487,972	14,284	0.32%	4,073,970	22,078	0.54%
Noninterest-bearing deposits	7,817,627			6,281,989			5,177,035
Other liabilities	220,421			168,188			111,935
Stockholders’ equity	2,063,360			1,991,664			1,939,961
Total liabilities and stockholders’ equity	$15,350,521			$12,929,813			$11,302,901
Net interest income		$414,550			$416,053			$435,772
Net interest spread - tax equivalent			2.90%			3.39%			4.04%
Net interest margin			2.96%			3.57%			4.35%
Net interest margin - tax equivalent			2.97%			3.59%			4.36%

(1)
Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% in effect for the years ended December 31, 2021, 2020 and 2019. The non TE rates for tax-advantaged HTM investment securities were 2.21%, 2.69% and 2.78% for the years ended December 31, 2021, 2020 and 2019, respectively. The non-tax equivalent (TE) rates for total investment securities was 1.53%, 2.04% and 2.43% for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)
Includes loan fees of $27.5 million, $23.9 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Prepayment penalty fees of $9.0 million, $8.2 million and $5.4 million are included in interest income for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2021 Compared to 2020 Increase (Decrease) Due to				2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$18,449	$(10,522)	$(5,524)	$2,403	$5,679	$(7,608)	$(1,131)	$(3,060)
Tax-advantaged investment securities	(180)	(2)	0	(182)	(132)	(97)	11	(218)
Held-to-maturity securities:
Taxable investment securities	11,119	(1,267)	(1,647)	8,205	(1,499)	(525)	68	(1,956)
Tax-advantaged investment securities	721	(844)	(130)	(253)	(1,061)	(181)	33	(1,209)
Investment in FHLB stock	—	41	—	41	—	(257)	—	(257)
Interest-earning deposits with other institutions	1,308	(237)	(184)	887	18,465	(2,085)	(16,967)	(587)
Loans	(28)	(20,782)	2	(20,808)	27,060	(44,273)	(3,013)	(20,226)
Total interest income	31,389	(33,613)	(7,483)	(9,707)	48,512	(55,026)	(20,999)	(27,513)
Interest expense:
Savings deposits	1,792	(5,359)	(1,091)	(4,658)	2,007	(5,097)	(805)	(3,895)
Time deposits	(599)	(2,373)	374	(2,598)	(374)	(272)	23	(623)
FHLB advances, other borrowings, and customer repurchase agreements	372	(1,081)	(239)	(948)	(245)	(3,188)	157	(3,276)
Total interest expense	1,565	(8,813)	(956)	(8,204)	1,388	(8,557)	(625)	(7,794)
Net interest income	$29,824	$(24,800)	$(6,527)	$(1,503)	$47,124	$(46,469)	$(20,374)	$(19,719)

2021 Compared to 2020

Net interest income of $414.6 million for 2021 decreased $1.5 million, or 0.36%, compared to $416.1 million for 2020. Interest-earning assets increased on average by $2.41 billion, or 20.61%, from $11.69 billion for 2020 to $14.10 billion for 2021. Our net interest margin (TE) was 2.97% for 2021, compared to 3.59% for 2020.

Interest income for 2021 of $420.6 million declined by $9.7 million, or 2.26%, when compared to 2020, as interest income and fees on loans declined by $20.8 million, or 5.51%, year-over-year. Compared to 2020, average interest-earning assets increased by $2.41 billion and the yield on average earning assets was 3.02% for 2021, compared to 3.71% for 2020. The 69 basis point decrease in the interest-earning asset yield over 2020 resulted from a 26 basis point decrease in loan yields from 4.68% for 2020 to 4.42% for 2021, and a 51 basis point decline in the non-tax equivalent investment yields, as well as a change in mix of earning assets, resulting from an $857.5 million increase in average balances at the Federal Reserve. The decrease in earning asset yield was impacted by a change in asset mix with average loan balances declining to 57.22% of earning assets for 2021, compared to 69.02% for 2020, as well as lower loan and investment yields. Conversely the average balances at the Federal Reserve grew as a percentage of average earning assets to 13.64% for 2021, compared to 9.11% for 2020.

Interest income and fees on loans for 2021 of $356.6 million decreased $20.8 million, or 5.51% when compared to 2020. The average balance of loans was essentially the same in 2021 when compared to 2020, as core loans grew on average by $85.1 million, while PPP loans on average decreased $85.7 million. Loan yields decreased by 26 basis points from 2020. PPP loans resulted in approximately $24.3 million in fee income and $6.2 million in loan interest during 2021, compared to $21.4 million in fee income and $7.1 million in loan interest during 2020. Discount accretion on acquired loans and nonrecurring nonaccrual interest paid decreased by $5.2 million compared to 2020. The decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which, after excluding discount accretion, nonaccrual interest income and the impact from PPP loans, declined by 27 basis points compared to 2020. The decline in loan yields was due to lower rates on loans indexed to variable interest rates such as the Bank’s prime rate and lower yields on new loans in the low rate environment experienced for much of the last two years.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2021 and 2020. As of December 31, 2021 and 2020, we had $6.9 million and $14.3 million of nonaccrual loans, respectively.

Interest income from investment securities was $60.4 million for 2021, a $10.2 million, or 20.23%, increase from $50.3 million for 2020. Investment income growth resulted from higher levels of investment securities as a result of purchases of investment securities funded by the growth in the Bank's deposits. This increase was the net result of a $1.55 billion increase in average investment securities, partially offset by a 51 basis point decline in the non TE yield on securities, compared to 2020. The significant decline in interest rates over the past two years decreased yields on investment securities due partly to higher levels of premium amortization, as well as lower yields on investments purchased during the past two years. We continued to maintain a significant amount of funds at the Federal Reserve. Our Federal Reserve balance averaged more than $1.9 billion for 2021, which was $857,000 greater than the average for 2020.

Interest expense of $6.1 million for 2021 decreased $8.2 million, or 57.43%, compared to $14.3 million for 2020. The average rate paid on interest-bearing liabilities decreased by 20 basis points, to 0.12% for 2021, from 0.32% for 2020. Average interest-bearing liabilities were $761.1 million higher for 2021 when compared to 2020. Noninterest-bearing deposits grew on average by $1.54 billion, or 24.45% compared to 2020, while interest-bearing deposits and customer repurchase agreements grew on average by $779.0 million for 2021. On average, noninterest-bearing deposits were 62.83% of our total deposits for 2021, compared to 61.24% for 2020. Total cost of funds was 0.05% for 2021, compared with 0.13% for 2020.

2020 Compared to 2019

Net interest income of $416.1 million for 2020 decreased $19.7 million, or 4.53%, compared to $435.8 million for 2019. Interest-earning assets increased on average by $1.66 billion, or 16.52%, from $10.03 billion for 2019 to $11.69 billion for 2020. Our net interest margin (TE) was 3.59% for 2020, compared to 4.36% for 2019.

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

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge (credit) to earnings to reflect the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio at the balance sheet date. On January 1, 2020, we adopted ASU 2016-13, commonly referred to as CECL, which replaced the “incurred loss” approach with an “expected loss” model over the life of the loan.

The allowance for credit losses totaled $65.0 million at December 31, 2021, compared to $93.7 million at December 31, 2020. Upon adoption of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance, with no impact on the consolidated statement of earnings, and was increased by $23.5 million in provision for credit losses in the first half of 2020, due to the severe economic disruption forecasted as a result of the onset of the COVID-19 pandemic. We recorded a recapture of provision for credit losses of $25.5 million in 2021, as our economic forecasts reflected continual improvements in key macroeconomic variables throughout the year, resulting in lower projected loan losses. For 2021, we experienced credit charge-offs of $3.4 million and total recoveries of $198,000, resulting in net charge-offs of $3.2 million. This compares to a $23.5 million loan loss provision and net charge-offs of $308,000 for 2020 and a $5.0 million loan loss provision and net recoveries of $47,000 for 2019. The ratio of the allowance for credit losses to total loans and leases outstanding, at amortized cost, as of December 31, 2021, was 0.82%. This compares to 1.12% and 0.91%, as of December 31, 2020 and 2019, respectively. When PPP loans are excluded, allowance for credit losses as a percentage of total adjusted loans and leases outstanding was 0.84% at December 31, 2021, compared to 1.25% at December 31, 2020 and 0.91%, at December 31, 2019, respectively. As of December 31, 2021, remaining discounts on acquired loans were $18.6 million.

No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will or will not be reflected in increased provisions for credit losses in the future, as the nature of this process requires considerable judgment. We may experience increases in the provision for credit losses, in future periods, due to further deterioration in economic conditions, including the impact of the COVID-19 pandemic. See “Allowance for Credit Losses” under Analysis of Financial Condition herein.

Noninterest Income

Noninterest income includes income derived from financial services offered to our customers, such as CitizensTrust, BankCard services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts, gains (net of losses) from the disposition of investment securities when applicable, loans, other real estate owned, and fixed assets, and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	Year Ended December 31,			2021		2020
	2021	2020	2019	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$17,152	$16,561	$20,010	$591	3.57%	$(3,449)	-17.24%
Trust and investment services	11,571	9,978	9,525	1,593	15.97%	453	4.76%
Bankcard services	1,789	1,886	3,163	(97)	-5.14%	(1,277)	-40.37%
BOLI income	8,500	8,100	5,798	400	4.94%	2,302	39.70%
Swap fee income	382	5,025	1,806	(4,643)	-92.40%	3,219	178.24%
Gain on OREO, net	1,177	388	129	789	203.35%	259	200.78%
Gain on sale of building, net	189	1,680	4,776	(1,491)	-88.75%	(3,096)	-64.82%
Gain on eminent domain condemnation, net	—	—	5,685	—	—	(5,685)	-100.00%
Other	6,625	6,252	8,150	373	5.97%	(1,898)	-23.29%
Total noninterest income	$47,385	$49,870	$59,042	$(2,485)	-4.98%	$(9,172)	-15.53%

2021 Compared to 2020

The $2.5 million decrease in noninterest income was primarily due to a $4.6 million decrease in swap fee income from 2020 due to lower volume of swap transactions. Partially offsetting the overall decrease in noninterest income was a $1.6 million increase in Trust and investment services income and a $591,000 year-over-year increase in service charges on deposit accounts. Noninterest income for 2021 also included $1.2 million in net gain on the sale of three OREO properties, while 2020 included $1.7 million net gain on the sale of one of our owned buildings and a $365,000 net gain on the sale of two OREO properties. The $373,000 increase in other income in 2021 included $890,000 for recovery of an acquired loan charged off prior to a previous acquisition.

The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 20 — Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information). Swap fee income decreased $4.6 million compared to 2020, due to lower volume of swap transactions. We executed on swap agreements related to new loan originations with a notional amount totaling $25.3 million for 2021, compared to $280.4 million for 2020. The volume of interest rate swaps can be impacted by competitive factors, as well as the current and forecasted interest rate environment.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private, and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2021, CitizensTrust had approximately $3.45 billion in assets under management and administration, including $2.50 billion in assets under management. CitizensTrust generated fees of $11.6 million for 2021, an increase of $1.6 million compared to $10.0 million for 2020, due to the growth in assets under management.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Income from our BOLI policies for 2021 included $3.9 million of death benefits that exceeded cash surrender values, compared to $2.8 million of death benefits for 2020.

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

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	Year Ended December 31,			2021		2020
	2021	2020	2019	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$117,871	$119,759	$119,475	$(1,888)	-1.58%	$284	0.24%
Occupancy	16,765	16,677	16,565	88	0.53%	112	0.68%
Equipment	2,991	3,945	3,892	(954)	-24.18%	53	1.36%
Professional services	7,967	9,460	7,752	(1,493)	-15.78%	1,708	22.03%
Computer software expense	11,584	11,302	10,658	282	2.50%	644	6.04%
Marketing and promotion	4,623	4,488	5,890	135	3.01%	(1,402)	-23.80%
Amortization of intangible assets	8,240	9,352	10,798	(1,112)	-11.89%	(1,446)	-13.39%
Telecommunications expense	2,105	2,566	2,785	(461)	-17.97%	(219)	-7.86%
Regulatory assessments	4,695	2,375	1,958	2,320	97.68%	417	21.30%
Insurance	1,840	1,636	1,475	204	12.47%	161	10.92%
Loan expense	1,113	1,159	1,439	(46)	-3.97%	(280)	-19.46%
OREO expense	49	1,247	64	(1,198)	-96.07%	1,183	1848.44%
Recapture of provision for unfunded loan commitments	(1,000)	—	—	(1,000)	—	—	—
Directors’ expenses	1,539	1,420	1,230	119	8.38%	190	15.45%
Stationery and supplies	962	1,172	1,179	(210)	-17.92%	(7)	-0.59%
Acquisition related expenses	962	—	6,447	962	-	(6,447)	-100.00%
Other	7,481	6,345	7,133	1,136	17.90%	(788)	-11.05%
Total noninterest expense	$189,787	$192,903	$198,740	$(3,116)	-1.62%	$(5,837)	-2.94%

Noninterest expense to average assets	1.24%	1.49%	1.76%
Efficiency ratio (1)	41.09%	41.40%	40.16%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.24% for 2021, compared to 1.49% for 2020 and 1.76% for 2019, respectively. The decline in this ratio for 2021 reflects the $2.42 billion growth in average assets that resulted primarily from $2.18 billion in average deposit growth.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 41.09% for 2021, compared to 41.40% for 2020 and 40.16% for 2019.

2021 Compared to 2020

Noninterest expense of $189.8 million for the year ended December 31, 2021 was $3.1 million, or 1.62% lower than 2020. This year-over-year decrease included a $1.9 million decrease in salaries and employee benefits, partially due to a $1.1 million in additional bonus expense for “Thank You Awards” paid to all Bank employees during the third quarter of 2020. The year-over-year decrease also included a $1.5 million decrease in professional services expense, a $1.1 million decrease in Core Deposit Intangible ("CDI") amortization, a $1.2 million decrease in OREO expense primarily due to a $700,000 write-down of one OREO property in 2020, and a $1.0 million recapture of provision for unfunded loan commitments recorded in

2021, compared to no recapture of provision in 2020. These decreases were partially offset by a $2.3 million increase in regulatory assessment expense compared to the prior year, which resulted from the final application of assessment credits provided by the FDIC at the end of the second quarter of 2020. Additionally, there were $962,000 in acquisition related expenses for the year ended December 31, 2021, compared to no merger related expenses for 2020.

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

Income Taxes

The Company’s effective tax rate for the year ended December 31, 2021 was 28.60%, compared with 29.00% and 28.60% for the year ended December 31, 2020 and 2019, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits. Refer to Note 10 — Income Taxes of the notes to consolidated financial statements for more information.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.88 billion at December 31, 2021 increased $1.46 billion, or 10.16%, from total assets of $14.42 billion at December 31, 2020. Interest-earning assets totaled $14.68 billion at December 31, 2021, an increase of $1.46 billion, or 11.04%, when compared with $13.22 billion at December 31, 2020. The increase in interest-earning assets includes a $2.13 billion increase in investment securities, that was partially offset by a $461.1 million decrease in total loans and a $193.3 million decrease in interest-earning balances due from the Federal Reserve. The decrease in total loans was due to a $696.4 million decrease in PPP loans with a remaining outstanding balance totaling $186.6 million as of December 31, 2021. Excluding PPP loans, total loans increased by $235.3 million, or 3.15%, from December 31, 2020.

Total liabilities were $13.80 billion at December 31, 2021, an increase of $1.39 billion, or 11.21%, from total liabilities of $12.41 billion at December 31, 2020. Total deposits grew by $1.24 billion, or 10.56%. Deposit growth in 2021 was partly due to our customers maintaining greater liquidity in their deposit accounts. Total equity increased $73.5 million, or 3.66%, to $2.08 billion at December 31, 2021, compared to total equity of $2.01 billion at December 31, 2020. The $73.5 million increase in equity was primarily due to net earnings of $212.5 million, partially offset by $97.8 million in cash dividends and a $39.3 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During the third quarter of 2021, we repurchased 390,336 shares of common stock for $7.4 million, or an average repurchase price of $18.97, under our 10b5-1 stock repurchase program.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2021, total investment securities were $5.11 billion. This represented an increase of $2.13 billion, or 71.61%, from total investment securities of $2.98 billion at December 31, 2020. The increase in investment securities was primarily due to new securities purchased exceeding the cash outflow from the portfolio in 2021. At December 31, 2021, investment securities HTM totaled $1.93 billion. At December 31, 2021, our AFS investment securities totaled $3.18 billion, inclusive of a pre-tax net unrealized loss of $1.3 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $934,000. The changes in the net unrealized holding gain (loss) resulted primarily from fluctuations in market interest rates. For the years ended December 31, 2021 and 2020, repayments/maturities of investment securities totaled $928.4 million and $798.7 million, respectively. The Company purchased additional investment securities totaling $3.16 billion and $1.28 billion for the years ended December 31, 2021 and 2020, respectively. We deployed some of our excess liquidity during 2021 by purchasing $3.16 billion of additional investment securities with a non-tax equivalent weighted average yield of approximately 1.61%. There were no investment securities sold during the years ended December 31, 2021 and 2020.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	December 31,
	2021		2020
	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Mortgage-backed securities	$2,563,214	80.50%	$1,904,935	79.41%
CMO/REMIC	590,158	18.53%	462,814	19.29%
Municipal bonds	29,468	0.93%	30,285	1.26%
Other securities	1,083	0.04%	889	0.04%
Total available-for-sale securities	$3,183,923	100.00%	$2,398,923	100.00%

	December 31,
	2021		2020
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$576,899	29.95%	$98,663	17.05%
Mortgage-backed securities	647,390	33.61%	146,382	25.30%
CMO/REMIC	490,670	25.48%	145,309	25.11%
Municipal bonds	211,011	10.96%	188,272	32.54%
Total held-to-maturity securities	$1,925,970	100.00%	$578,626	100.00%
Fair Value	$1,921,693		$604,223

The maturity distribution of the AFS and HTM portfolios consist of the following as of the date presented.

	December 31, 2021
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,400	$1,539,600	$1,019,802	$1,412	$2,563,214	80.50%
CMO/REMIC	15,590	203,493	36,947	334,128	590,158	18.54%
Municipal bonds (1)	-	1,106	17,857	10,505	29,468	0.93%
Other securities	1,083	-	-	-	1,083	0.03
Total	$19,073	$1,744,199	$1,074,606	$346,045	$3,183,923	100.00%
Weighted average yield:
Mortgage-backed securities	3.77%	1.60%	1.61%	3.41%	1.61%
CMO/REMIC	1.42%	1.76%	1.77%	1.42%	1.56%
Municipal bonds (1)	-	3.93%	2.56%	2.49%	2.59%
Other securities	2.74%	-	-	-	2.74%
Total	1.79%	1.62%	1.63%	1.46%	1.61%

(1)
The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax-equivalent yield at December 31, 2021 was 3.27%.

	December 31, 2021
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$72,510	$504,389	$576,899	29.95%
Mortgage-backed securities	1,323	100,941	543,832	1,294	647,390	33.61%
CMO/REMIC	—	280,854	209,816	—	490,670	25.48%
Municipal bonds (1)	4,263	21,007	74,920	110,821	211,011	10.96%
Total	$5,586	$402,802	$901,078	$616,504	$1,925,970	100.00%
Weighted average yield:
Government agency/GSE	-	-	1.37%	1.87%	1.81%
Mortgage-backed securities	0.68%	2.24%	1.84%	2.75%	1.90%
CMO/REMIC	-	1.88%	1.68%	-	1.79%
Municipal bonds (1)	3.37%	2.67%	2.53%	1.75%	2.15%
Total	2.73%	2.01%	1.82%	1.85%	1.87%

(1)
The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax equivalent yield at December 31, 2021 was 2.72%.

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

The weighted-average yield on the total investment portfolio at December 31, 2021 was 1.71% with a weighted-average life of 5.5 years. This compares to a weighted-average yield of 1.92% at December 31, 2020 with a weighted-average life of 2.9 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 95% of the securities in the total investment portfolio, at December 31, 2021, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2021, approximately $49.6 million in U.S. government agency bonds are callable.

The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 5% of the total investment portfolio, are predominately AA or higher rated securities.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers as of the dates presented.

	December 31,
	2021		2020
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal National Mortgage Association	$1,889,580	$1,894,361	$1,133,321	$1,166,735
Federal Home Loan Mortgage Corporation	1,459,217	1,461,769	1,058,957	1,084,494
Government National Mortgage Association	1,028,444	1,010,558	413,991	421,025

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state as of the dates presented.

	December 31, 2021
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,043	38.9%	$11,387	38.7%
Connecticut	5,639	19.9%	5,816	19.7%
Massachusetts	4,144	14.6%	4,341	14.7%
Iowa	2,341	8.2%	2,378	8.1%
Ohio	1,775	6.3%	1,821	6.2%
Maine	1,502	5.3%	1,569	5.3%
All other states (2 states)	1,921	6.8%	2,156	7.3%
Total	$28,365	100.0%	$29,468	100.0%
Municipal Securities held-to-maturity:
Minnesota	$38,905	18.4%	$39,724	18.5%
Texas	25,160	11.9%	25,083	11.7%
Massachusetts	20,667	9.8%	21,508	10.0%
Ohio	17,617	8.4%	18,105	8.4%
Washington	12,930	6.1%	13,369	6.2%
Tennessee	11,347	5.4%	11,217	5.2%
All other states (20 states)	84,385	40.0%	85,564	40.0%
Total	$211,011	100.0%	$214,570	100.0%

	December 31, 2020
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,055	38.5%	$11,588	38.3%
Connecticut	5,653	19.7%	5,910	19.5%
Massachusetts	4,147	14.4%	4,394	14.5%
Iowa	2,345	8.2%	2,430	8.0%
Ohio	2,115	7.4%	2,194	7.2%
Maine	1,506	5.2%	1,598	5.3%
All other states (2 states)	1,886	6.6%	2,171	7.2%
Total	$28,707	100.0%	$30,285	100.0%
Municipal Securities held-to-maturity:
Minnesota	$44,820	23.8%	$46,243	23.7%
Massachusetts	22,361	11.9%	23,573	12.1%
Ohio	17,781	9.4%	18,502	9.5%
Texas	17,135	9.1%	17,706	9.1%
Wisconsin	12,236	6.5%	12,755	6.5%
Connecticut	8,759	4.7%	9,001	4.6%
All other states (20 states)	65,180	34.6%	67,398	34.5%
Total	$188,272	100.0%	$195,178	100.0%

We adopted ASU 2016-13 on January 1, 2020, on a prospective basis. Under this guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. As of December 31, 2021 and 2020, management determined that credit losses did not exist for securities in an unrealized loss position.

The following tables present the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2021 and December 31, 2020.

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	—	—	—	—	—	—
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$72,219	$(101)	$—	$—	$72,219	$(101)
CMO/REMIC	96,974	(249)	—	—	96,974	(249)
Municipal bonds	—	—	—	—	—	—
Total available-for-sale securities	$169,193	$(350)	$—	$—	$169,193	$(350)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of December 31, 2021 and 2020.

Loans

Total loans and leases, at amortized cost, of $7.89 billion at December 31, 2021, decreased by $461.1 million, or 5.52%, from $8.35 billion at December 31, 2020. The decrease in total loans included $696.4 million in PPP loans, $29.9 million in SFR mortgage loans, $22.9 million in construction loans, $15.3 million in SBA loans, and $11.3 million in consumer and other loans. Partially offsetting these declines were increases in commercial real estate loans of $288.2 million and $25.1 million in dairy & livestock and agribusiness loans. Our core loans, excluding PPP loans, grew by $235.3 million, or 3.15%, from the end of the fourth quarter of 2020.

Total loans, at amortized cost, comprised 53.72% of our total earning assets as of December 31, 2021. The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	December 31,
	2021	2020	2019 (1)	2018	2017
	(Dollars in thousands)
Commercial real estate	$5,789,730	$5,501,509	$5,374,617	$5,394,229	$3,376,713
Construction	62,264	85,145	116,925	122,782	77,982
SBA	288,600	303,896	305,008	350,043	122,055
SBA - PPP	186,585	882,986	—	—	—
Commercial and industrial	813,063	812,062	935,127	1,002,209	513,325
Dairy & livestock and agribusiness	386,219	361,146	383,709	393,843	347,289
Municipal lease finance receivables	45,933	45,547	53,146	64,186	70,243
SFR mortgage	240,654	270,511	283,468	296,504	236,202
Consumer and other loans	74,665	86,006	116,319	128,429	64,229
Gross loans (Non-PCI)	7,887,713	8,348,808	7,568,319	7,752,225	4,808,038
Less: Deferred loan fees, net (2)	—	—	(3,742)	(4,828)	(6,289)
Total loans, at amortized cost (Non-PCI)	7,887,713	8,348,808	7,564,577	7,747,397	4,801,749
Less: Allowance for credit losses	(65,019)	(93,692)	(68,660)	(63,409)	(59,218)
Net loans (Non-PCI)	$7,822,694	$8,255,116	$7,495,917	7,683,988	4,742,531
PCI Loans				17,214	30,908
Discount on PCI loans				—	(2,026)
Less: Allowance for credit losses				(204)	(367)
PCI loans, net				17,010	28,515
Total loans and lease finance receivables, net				$7,700,998	$4,771,046

(1)
Beginning with June 30, 2019, PCI loans were accounted for and combined with Non-PCI loans and were reflected in total loans and lease finance receivables.
(2)
Beginning with March 31, 2020, gross loans are presented net of deferred loan fees (at amortized cost) by respective class of financing receivables.

As of December 31, 2021, $364.4 million, or 6.29% of the total commercial real estate loans included loans secured by farmland, compared to $314.4 million, or 5.72%, at December 31, 2020. The loans secured by farmland included $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021, compared to $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020. As of December 31, 2021, dairy & livestock and agribusiness loans of $386.2 million were comprised of $351.7 million for dairy & livestock loans and $34.5 million for agribusiness loans, compared to $361.1 million for dairy & livestock loans and $41.0 million for agribusiness loans at December 31, 2020.

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

As of December 31, 2021, the Company had $200.6 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2021, the Company had $88.0 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we initially originated approximately 4,100 PPP loans totaling $1.1 billion ("round one"), with a remaining outstanding balance of $3.0 million as of December 31, 2021. We originated approximately 1,900 PPP loans in round two with a remaining outstanding balance of $183.6 million, as of December 31, 2021.

As of December 31, 2021, the Company had $62.3 million in construction loans. This represents 0.79% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at December 31, 2021.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of December 31, 2021.

	December 31, 2021
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,237,514	41.1%	$2,249,732	38.8%
Central Valley	1,469,141	18.6%	1,101,841	19.0%
Orange County	1,019,756	12.9%	678,081	11.7%
Inland Empire	977,683	12.4%	833,567	14.4%
Central Coast	451,032	5.7%	368,527	6.4%
San Diego	261,551	3.3%	229,445	4.0%
Other California	148,431	1.9%	93,954	1.6%
Out of State	322,605	4.1%	234,583	4.1%
	$7,887,713	100.0%	$5,789,730	100.0%

The table below breaks down our real estate portfolio.

	December 31, 2021
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Commercial real estate:	(Dollars in thousands)
Industrial	$1,967,852	34.0%	50.3%	$1,503
Office	1,034,854	17.9%	23.8%	1,664
Retail	820,021	14.2%	10.2%	1,741
Multi-family	644,484	11.1%	1.1%	1,534
Secured by farmland (2)	364,409	6.3%	97.1%	2,249
Medical	303,008	5.2%	35.8%	1,693
Other (3)	655,102	11.3%	52.4%	1,472
Total commercial real estate	$5,789,730	100.0%	36.8%	$1,605

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

At December 31, 2021, commercial real estate loans on retail properties comprised $820.0 million and approximately 17.9% of total commercial real estate loans; none of these loans are on deferment and $3.6 million of these loans were classified. At origination, these loans on retail properties were underwritten with loan-to-values averaging approximately 48%. Approximately 36% of these loans were originated prior to 2017.

The table below provides the maturity distribution for held-for-investment total gross loans as of December 31, 2021. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Loan Portfolio by Type:
Commercial real estate	$288,737	$1,429,549	$4,071,444	$5,789,730
Construction	52,214	10,050	—	62,264
SBA	17,808	22,437	248,355	288,600
SBA - PPP	2,929	183,656	—	186,585
Commercial and industrial	280,222	322,483	210,358	813,063
Dairy & livestock and agribusiness	251,591	134,126	502	386,219
Municipal lease finance receivables	538	6,708	38,687	45,933
SFR mortgage	2,515	69	238,070	240,654
Consumer and other loans	6,633	12,299	55,733	74,665
Total gross loans	$903,187	$2,121,377	$4,863,149	$7,887,713
Amount of Loans based upon:
Fixed Rates	$226,612	$1,426,808	$2,935,999	$4,589,419
Floating or adjustable rates	676,575	694,569	1,927,150	3,298,294
Total loans, at amortized cost	$903,187	$2,121,377	$4,863,149	$7,887,713

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

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	December 31,
	2021	2020	2019	2018 (1)	2017 (1)
	(Dollars in thousands)
Nonaccrual loans	$6,893	$14,347	$5,033	$16,442	$6,516
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Nonperforming troubled debt restructured loans (TDRs)	—	—	244	3,509	4,200
Total nonperforming loans	6,893	14,347	5,277	19,951	10,716
OREO, net	—	3,392	4,889	420	4,527
Total nonperforming assets	$6,893	$17,739	$10,166	$20,371	$15,243
Performing TDRs	$5,293	$2,159	$3,112	$3,594	$4,809

Total nonperforming loans and performing TDRs	$12,186	$16,506	$8,389	$23,545	$15,525

Percentage of nonperforming loans and performing TDRs to total loans, at amortized cost	0.15%	0.20%	0.11%	0.30%	0.32%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.09%	0.21%	0.13%	0.26%	0.32%
Percentage of nonperforming assets to total assets	0.04%	0.12%	0.09%	0.18%	0.18%

(1)
Excludes PCI loans.

Troubled Debt Restructurings

Total TDRs were $5.3 million at December 31, 2021, compared to $2.2 million at December 31, 2020. At December 31, 2021, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.

In accordance with regulatory guidance, if borrowers were less than 30 days past due on their loans and entered into loan modifications offered as a result of COVID-19, their loans generally continued to be considered performing loans and continued to accrue interest during the period of the loan modification. For borrowers who were 30 days or more past due when entering into loan modifications offered as a result of COVID-19, we evaluated the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan would be accounted for as a TDR and generally would not accrue interest. For all borrowers who enrolled in these loan modification programs offered as a result of COVID-19, the delinquency status of the borrowers was frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency resumed where it had left off upon entry into the program.

The following table provides a summary of TDRs as of the dates presented.

December 31,
	2021		2020
	Balance	Number of Loans	Balance	Number of Loans
(Dollars in thousands)
Performing TDRs:
Commercial real estate	$2,394	1	$320	1
Construction	—	—	—	—
SBA	—	—	—	—
Commercial and industrial	1,885	3	43	1
Dairy & livestock and agribusiness	—	—	—	—
SFR mortgage	1,014	5	1,796	7
Consumer and other	—	—	—	—
Total performing TDRs	$5,293	9	$2,159	9

Nonperforming TDRs:
Commercial real estate	$—	—	$—	—
Construction	—	—	—	—
SBA	—	—	—	—
Commercial and industrial	—	—	—	—
Dairy & livestock and agribusiness	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other	—	—	—	—
Total nonperforming TDRs	$—	—	$—	—
Total TDRs	$5,293	9	$2,159	9

At December 31, 2021 and 2020, there was no ACL specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time a probable loss is determined. There were no charge-offs on TDRs for 2021 and 2020.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonperforming loans (1):
Commercial real estate	$3,607	$4,073	$4,439	$7,395	$7,563
Construction	—	—	—	—	—
SBA	1,034	1,513	1,382	2,412	2,273
Commercial and industrial	1,714	2,038	1,818	2,967	3,129
Dairy & livestock and agribusiness	—	118	118	259	785
SFR mortgage	380	399	406	424	430
Consumer and other loans	158	305	308	312	167
Total	$6,893	$8,446	$8,471	$13,769	$14,347
% of Total loans	0.09%	0.11%	0.10%	0.17%	0.17%

Past due 30-89 days:
Commercial real estate	$438	$—	—	$178	$—
Construction	—	—	—	—	—
SBA	979	—	—	258	1,965
Commercial and industrial	—	122	415	952	1,101
Dairy & livestock and agribusiness	—	1,000	—	—	—
SFR mortgage	1,040	—	—	266	—
Consumer and other loans	—	—	—	21	—
Total	$2,457	$1,122	$415	$1,675	$3,066
% of Total loans	0.03%	0.01%	0.01%	0.02%	0.04%

OREO:
Commercial real estate	$—	$—	$—	$1,575	$1,575
SBA	—	—	—	—	—
SFR mortgage	—	—	—	—	1,817
Total	$—	$—	$—	$1,575	$3,392
Total nonperforming, past due, and OREO	$9,350	$9,568	$8,886	$17,019	$20,805
% of Total loans	0.12%	0.12%	0.11%	0.21%	0.25%

Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $6.9 million at December 31, 2021, or 0.09% of total loans. This compares to nonperforming loans of $14.3 million, or 0.17% of total loans, at December 31, 2020. The $7.5 million decrease in nonperforming loans was primarily due to decreases of $4.0 million in nonperforming commercial real estate loans, $1.4 million in nonperforming commercial and industrial loans, $1.2 million in nonperforming SBA loans, and $785,000 in nonperforming dairy & livestock and agribusiness loans.

At December 31, 2021, we had no OREO properties, compared to two OREO properties with a carrying value of $3.4 million, at December 31, 2020. During the fourth quarter of 2021, we acquired an OREO property, which was sold during the fourth quarter at a net gain of approximately $700,000.

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

Allowance for Credit Losses

We adopted CECL on January 1, 2020, which replaced the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3 – Summary of Significant Accounting Policies of the notes to the unaudited condensed consolidated financial statements. The allowance for credit losses totaled $65.0 million as of December 31, 2021, compared to $93.7 million as of December 31, 2020. Our allowance for credit losses at December 31, 2021 was 0.82%, or 0.84% of total loans when excluding the $186.6 million in PPP loans. The allowance for credit losses for 2021 was decreased by $25.5 million, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic: including various government responses, availability of vaccines, and fiscal and monetary stimulus, as well as $3.2 million in year-to-date net charge-offs. Upon implementation of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by a $23.5 million credit loss provision for 2020 due to the forecast of severe economic disruption resulting from the initial onset of the COVID-19 pandemic. Net charge-offs were $308,000 for 2020.

The allowance for credit losses as of December 31, 2021 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Based on the magnitude of government economic stimulus and the wide availability of vaccines, our latest economic forecast reflects continued improvement in key macroeconomic variables, including GDP, the commercial real estate price index and the unemployment rate. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as upside and downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted heavier than the more optimistic forecasts. Our weighted forecast assumes GDP will increase by 2.7% in 2022, 2% for 2023 and then grow by 3% in 2024. The unemployment rate is forecasted to be over 5% in 2022 and 2023 and then declining to 4.8% in 2024. Management believes that the ACL was appropriate at December 31, 2021 and 2020. As there continues to be a degree of uncertainty around the epidemiological assumptions and impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$93,692	$68,660	$63,613	$59,585	$61,540
Impact of adopting ASU 2016-13	—	1,840	—	—	—
Charge-offs:
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
SBA	(223)	(362)	(321)	(257)	—
Commercial and industrial	(3,019)	(195)	(48)	(10)	(138)
Dairy & livestock and agribusiness	(118)	—	(78)	—	—
SFR mortgage	—	—	—	(13)	—
Consumer and other loans	(11)	(109)	(7)	(11)	(13)
Total charge-offs	(3,371)	(666)	(454)	(291)	(151)
Recoveries:
Commercial real estate	—	—	—	—	154
Construction	58	11	12	2,506	6,036
SBA	23	72	9	20	78
Commercial and industrial	12	10	255	82	118
Dairy & livestock and agribusiness	—	—	19	19	19
SFR mortgage	79	206	196	51	212
Consumer and other loans	26	59	10	141	79
Total recoveries	198	358	501	2,819	6,696
Net (charge-offs) recoveries	(3,173)	(308)	47	2,528	6,545
(Recapture of) provision for credit losses	(25,500)	23,500	5,000	1,500	(8,500)
Allowance for credit losses at end of period	$65,019	$93,692	$68,660	$63,613	$59,585
Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$9,000	$8,959	$8,959	$6,306	$6,706
Impact of adopting ASU 2016-13		41
Estimated fair value of reserve for unfunded loan commitment assumed from Community Bank	—	—	—	2,903	—
(Recapture of) provision for unfunded loan commitments	(1,000)	—	—	(250)	(400)
Reserve for unfunded loan commitments at end of period	$8,000	$9,000	$8,959	$8,959	$6,306
Reserve for unfunded loan commitments to total unfunded loan commitments	0.49%	0.54%	0.56%	0.51%	0.66%
Amount of total loans at end of period (1)	$7,887,713	$8,348,808	$7,564,577	$7,764,611	$4,830,631
Average total loans outstanding (1)	$8,065,877	$8,066,483	$7,552,505	$5,905,674	$4,623,244
Net (charge-offs) recoveries to average total loans	(0.04)%	(0.00)%	0.00%	0.04%	0.14%
Net (charge-offs) recoveries to total loans at end of period	(0.04)%	(0.00)%	0.00%	0.03%	0.14%
Allowance for credit losses to average total loans	0.81%	1.16%	0.91%	1.08%	1.29%
Allowance for credit losses to total loans at end of period	0.82%	1.12%	0.91%	0.82%	1.23%
Net (charge-offs) recoveries to allowance for credit losses	(4.88)%	(0.33)%	0.07%	3.97%	10.98%
Net (charge-offs) recoveries to (recapture of) provision for credit losses	12.44%	(1.31)%	0.94%	168.53%	(77.00)%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The ACL/Total Loan Coverage Ratio as of December 31, 2021 decreased to 0.82%, compared to 1.12% as of December 31, 2020 due to the forecasted impact of improved economic conditions on future life of loan loss rates.

The Bank’s ACL methodology also produced an allowance of $8.0 million for our off-balance sheet credit exposures as of December 31, 2021, compared to $9.0 million as of December 31, 2020. The year-over-year decrease included a $1.0 million recapture of provision for unfunded loan commitments in the second quarter of 2021.

While we believe that the allowance at December 31, 2021 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a specific borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” contained herein.

The following table provides a summary of the allocation of the allowance for credit losses by loan type at the dates indicated for total loans. The allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions.

Allowance for Credit Losses by Loan Type

	December 31,
	2021		2020		2019		2018		2017
	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans
	(Dollars in thousands)
Commercial real estate	$50,950	73.4%	$75,439	65.9%	$48,629	71.0%	$44,934	69.4%	$41,722	69.8%
Construction	765	0.8%	1,934	1.0%	858	1.5%	981	1.6%	984	1.6%
SBA	2,668	3.6%	2,992	3.6%	1,453	4.0%	1,062	4.5%	869	2.5%
SBA - PPP	—	2.4%	—	10.6%	—	—	—	—	—	—
Commercial and industrial	6,669	10.3%	7,142	9.7%	8,880	12.4%	7,520	12.9%	7,280	10.6%
Dairy & livestock and agribusiness	3,066	4.9%	3,949	4.4%	5,255	5.1%	5,215	5.1%	4,647	7.2%
Municipal lease finance receivables	100	0.6%	74	0.5%	623	0.7%	775	0.8%	851	1.5%
SFR mortgage	188	3.1%	367	3.2%	2,339	3.8%	2,196	3.8%	2,112	4.9%
Consumer and other loans	613	0.9%	1,795	1.1%	623	1.5%	726	1.7%	753	1.3%
PCI loans	—	—	—	—	—	—	204	0.2%	367	0.6%
Total	$65,019	100.0%	$93,692	100.0%	$68,660	100.0%	$63,613	100.0%	$59,585	100.0%

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $12.98 billion at December 31, 2021. This represented an increase of $1.24 billion, or 10.56%, over total deposits of $11.74 billion at December 31, 2020.

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	Year Ended December 31,
	2021		2020		2019
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$7,817,627	—	$6,281,989	—	$5,177,035	—
Interest-bearing deposits
Investment checking	599,978	0.03%	478,458	0.08%	452,437	0.11%
Money market	3,114,222	0.12%	2,599,553	0.31%	2,197,194	0.54%
Savings	535,179	0.05%	452,595	0.09%	399,154	0.10%
Time deposits	375,666	0.32%	445,962	0.85%	487,221	0.91%
Total deposits	$12,442,672		$10,258,557		$8,713,041

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits totaled $7.82 billion for 2021, representing an increase of $1.54 billion, or 24.45%, from average demand deposits of $6.28 billion for 2020. Average noninterest-bearing deposits represented 62.83% of total average deposits for 2021, compared to 61.24% of total average deposits for 2020.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $4.25 billion for 2021, representing an increase of $718.8 million, or 20.36%, from average savings deposits of $3.53 billion for 2020.

Average time deposits totaled $375.7 million for 2021, representing a decrease of $70.3 million, or 15.76%, from total average time deposits of $446.0 million for 2020.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2021.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2021
(Dollars in thousands)
3 months or less	$29,201
Over 3 months through 6 months	16,366
Over 6 months through 12 months	23,558
Over 12 months	12,476
Total	$81,601

Time deposits totaled $327.7 million at December 31, 2021, representing a decrease of $74.0 million, or 18.42%, from total time deposits of $401.7 million for December 31, 2020.

Borrowings

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
	(Dollars in thousands)
At December 31, 2021
Amount outstanding	$642,388	$—	$2,281	$644,669
Weighted-average interest rate	0.08%	—	1.45%	0.09%
Year ended December 31, 2021
Highest amount at month-end	$659,579	$—	$5,000	$664,579
Daily-average amount outstanding	$610,479	$—	$2,008	$612,487
Weighted-average interest rate	0.09%	—	0.01%	0.09%
At December 31, 2020
Amount outstanding	$439,406	$—	$5,000	$444,406
Weighted-average interest rate	0.10%	—	—	0.10%
Year ended December 31, 2020
Highest amount at month-end	$501,881	$—	$10,000	$511,881
Daily-average amount outstanding	$479,956	$—	$5,674	$485,630
Weighted-average interest rate	0.24%	—	0.04%	0.23%
At December 31, 2019
Amount outstanding	$428,659	$—	$—	$428,659
Weighted-average interest rate	0.44%	—	—	0.44%
Year ended December 31, 2019
Highest amount at month-end	$547,730	$—	$295,000	$842,730
Daily-average amount outstanding	$435,317	$—	$76,873	$512,190
Weighted-average interest rate	0.47%	—	2.51%	0.77%

At December 31, 2021, our borrowings included $642.4 million of repurchase agreements and $2.3 million in overnight borrowings. At December 31, 2020, our borrowings included $439.4 million in repurchase agreements and $5.0 million in other short-term borrowing at an interest rate of 0%.

We offer a repurchase agreement product to our deposit customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2021, total funds borrowed under these agreements were $642.4 million with a weighted average interest rate of 0.08%, compared to $439.4 million with a weighted average rate of 0.10% as of December 31, 2020.

We had $2.3 million in overnight borrowings at December 31, 2021, compared to $5.0 million in zero-interest rate short-term borrowings at December 31, 2020.

On June 15, 2021, we redeemed our junior subordinated debentures of $25.8 million, representing the amounts that are due from the Company to CVB Statutory Trust III, which had a borrowing cost of approximately 1.60% at the time of repayment. The debentures and the Trust Preferred Securities had an original maturity date of 2036. The interest rate on these debentures were based on three-month LIBOR plus 1.38%. Refer to Note 12 — Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

At December 31, 2021, $3.96 billion of loans and $2.18 billion of investment securities, at carrying value, were pledged to secure public deposits of $718.9, short and long-term borrowings, and for other purposes as required or permitted by law, with a remaining borrowing capacity at December 31, 2021 of $4.52 billion.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2021.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,976,442	$12,952,767	$13,138	$10,005	$532
Customer repurchase agreements (1)	642,388	642,388	—	—	—
Deferred compensation	21,111	652	767	621	19,071
Operating leases	21,908	6,515	8,742	5,213	1,438
Affordable housing investment	1,350	1,259	55	30	6
Total	$13,663,199	$13,603,581	$22,702	$15,869	$21,047

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

Operating leases represent the total minimum lease payments due under non-cancelable operating leases. Refer to Note 22 — Leases of the notes to the consolidated financial statements for a more detailed discussion about leases.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2021.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$330,045	$—	$107,736	$145,152	$77,157
Construction	81,319	—	81,319	—	—
SBA	1,872	—	1,275	—	597
SBA - PPP	—	—	—	—	—
Commercial and industrial	891,508	29,604	785,997	11,649	64,258
Dairy & livestock and agribusiness (1)	143,236	—	143,236	—	—
Municipal lease finance receivables	17,948	—	—	—	17,948
SFR Mortgage	5,585	—	2,550	—	3,035
Consumer and other loans	113,204	—	18,935	3,724	90,545
Total commitment to extend credit	1,584,717	29,604	1,141,048	160,525	253,540
Obligations under letters of credit	44,914	5,753	39,161	—	—
Total	$1,629,631	$35,357	$1,180,209	$160,525	$253,540

(1)
Total commitments to extend credit to agribusiness were $23.9 million at December 31, 2021.

As of December 31, 2021, we had commitments to extend credit of approximately $1.58 billion, and obligations under letters of credit of $44.9 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. Due to the adoption of CECL on January 1, 2020, a transition adjustment of $41,000 was added to the beginning balance of the reserve for unfunded loan commitments. As of December 31, 2021 and 2020, the balance in this reserve was $8.0 million and $9.0 million, respectively, and was included in other liabilities. The year-over-year decrease included a $1.0 million recapture of provision for unfunded loan commitments in the second quarter of 2021. There was no provision or recapture of provision for unfunded commitments for the year ended December 31, 2020.

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

Total equity increased $73.5 million, or 3.66%, to $2.08 billion at December 31, 2021, compared to total equity of $2.01 billion at December 31, 2020. The $73.5 million increase in equity was primarily due to $212.5 million, partially offset by $97.8 million in cash dividends and a $39.3 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During the third quarter of 2021, we repurchased 390,336 shares of common stock for $7.4 million, or an average repurchase price of $18.97, under our 10b5-1 stock repurchase program. Our tangible common equity ratio was 9.16% at December 31, 2021.

During 2021, the Board of Directors of CVB declared quarterly cash dividends totaling $0.72 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. As of December 31, 2021, the Company had cumulatively repurchased 5,805,191 shares of CVB common stock outstanding under this program. As of December 31, 2021, we had 4,194,809 shares of CVB common stock remaining eligible for repurchase under the common stock repurchase program.

On February 1, 2022, the Company announced that our Board of Directors approved a new program (the "2022 Repurchase Program") to repurchase up to 10,000,000 shares of CVB common stock, replacing the previous 2016 repurchase plan. The 2022 Repurchase Program includes an initial accelerated share repurchase agreement involving $70 million of the Company's common stock and one or more rule 10b5-1 plans or other appropriate buy-back arrangements, including open market and private transactions.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2021, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business—Regulation and Supervision—Capital Adequacy Requirements”.

At December 31, 2021, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				December 31, 2021		December 31, 2020
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.18%	8.90%	9.90%	9.58%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.86%	14.41%	14.77%	14.57%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.86%	14.41%	15.06%	14.57%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.63%	15.18%	16.24%	15.75%

RISK MANAGEMENT

All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Our Board of Directors (Board) and executive management team have overall and ultimate responsibility for management of these risks, which they carry out through committees with specific and well-defined risk management functions. The Risk Management Plan that we have adopted seeks to implement the proper control and management of key risk factors inherent in the operation of the Company and the Bank. Some of the key risks that we must manage are credit risks, interest rate risk, liquidity risk, market risks, transaction risk, compliance risk, strategic risk, and cybersecurity risk. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Division monitor these risks to minimize exposure to the Company. The Board and its committees work closely with management in overseeing risk. Each Board committee receives reports and information regarding risk issues directly from management.

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

Our Risk Management Policy and Program includes a risk-based audit program aimed at identifying internal control deficiencies and weaknesses. The Compliance Management Program includes a monitoring process to address external and internal risks, including regulatory change management, the evolving products and services, and strategies of the front-line units and control functions. Additionally, in-depth audits performed by our internal audit department under the direction of our Chief Audit Executive and supplemented by independent external firms. Annually, an Audit Plan for the Company is developed and presented for approval to the Audit Committee of the Board.

The Risk Management Division conducts periodic monitoring of our compliance efforts with a special focus on business and control functions, assessing the inherent compliance risk of activities and the effectiveness of controls, and identifying control weaknesses that are to be strengthened or enhanced. Any material exceptions identified are brought forward to the appropriate department head, and appropriate management and board committees. This reporting provides an independent view of compliance risk across the company, support transparent communication and management awareness of compliance risk.

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

Cybersecurity Risk

Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, devices, financial control, customer internet banking, customer information, email, data processing systems, or other bank or third party applications. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect our systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action. We continue to invest in technologies and training to protect our associates, our clients and our assets. While we have implemented various detective and preventative measures which seek to protect our Company, our customers’ information and the Bank from the risk of fraud, data security breaches or service interruptions, there can be no assurance that these measures will be effective in preventing potential breaches or losses for us or our customers.

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

Our primary sources and uses of funds for the Company are deposits, investment securities and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $12.98 billion at December 31, 2021 increased $1.24 billion, or 10.56%, over total deposits of $11.74 billion at December 31, 2020. This deposit growth was partly due to our customers maintaining greater liquidity during the current pandemic induced economic cycle.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. The sale of investment securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets. At December 31, 2021, the Bank had no borrowings.

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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2021 and 2020. For further details, see our “Consolidated Statements of Cash Flows” under Part IV consolidated financial statements of this report.

Consolidated Summary of Cash Flows

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Average cash and cash equivalents	$2,078,439	$1,226,262
Percentage of total average assets	13.54%	9.48%
Net cash provided by operating activities	$195,242	$185,096
Net cash (used in) provided by investing activities	(1,730,491)	(1,268,758)
Net cash provided by (used in) financing activities	1,309,637	2,856,304
Net (decrease) increase in cash and cash equivalents	$(225,612)	$1,772,642

Average cash and cash equivalents increased by $852.2 million, or 69.49%, to $2.08 billion for the year ended December 31, 2021, compared to $1.23 billion for 2020.

At December 31, 2021, cash and cash equivalents totaled $1.73 billion. This represented a decrease of $225.6 million, or 11.52%, from $1.96 billion at December 31, 2020.

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

The table below provides the actual balances as of December 31, 2021 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2021, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2021	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$3,183,923	1.38%	$19,073	$315,386	$605,595	$234,084	$2,009,785	$3,183,923
Investment securities held-to-maturity (1)	1,925,970	1.89%	5,586	27,336	122,168	114,251	1,656,629	1,921,693
Investment in FHLB stock	17,688	5.76%	—	—	—	—	17,688	17,688
Interest-earning deposits due from Federal Reserve and with other institutions	1,668,535	0.13%	1,667,795	740	—	—	—	1,668,535
Loans and lease finance receivables (2)	7,887,713	4.42%	903,187	609,421	354,685	453,789	5,566,631	7,761,229
Total interest-earning assets	$14,683,829		$2,595,641	$952,883	$1,082,448	$802,124	$9,250,733	$14,553,068
Interest-bearing liabilities:
Interest-bearing deposits	$4,872,386	0.12%	$4,848,711	$11,457	$1,681	$7,984	$2,553	$4,871,531
Borrowings	644,669	0.09%	644,669	—	—	—	—	586,645
Junior subordinated debentures	—	1.58%	—	—	—	—	—	—
Total interest-bearing liabilities	$5,517,055		$5,493,380	$11,457	$1,681	$7,984	$2,553	$5,458,176

(1)
These include mortgage-backed securities which generally prepay before maturity.
(2)
Gross loans, at amortized cost.

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

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2021			December 31, 2020
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	9.85%	16.84%	+ 200 basis points	11.10%	19.60%
- 100 basis points	-4.30%	-4.99%	- 100 basis points	-1.20%	-2.40%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2021 and December 31, 2020, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	December 31, 2021	December 31, 2020
100 bp decrease in interest rates	-14.1%	-21.0%
100 bp increase in interest rates	5.3%	16.1%
200 bp increase in interest rates	11.8%	28.4%
300 bp increase in interest rates	13.6%	34.4%
400 bp increase in interest rates	16.8%	41.6%

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
•
As of December 31, 2021, we had $389.0 million in Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings; and
•
At December 31, 2021, we had no FHLB short-term borrowings. Our secured borrowing capacity with the FHLB and FRB totaled $4.14 billion, of which $4.14 billion was available as of December 31, 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We currently do not enter into futures, forwards, or option contracts. LIBOR is expected to be completely phased out by 2023, as such the Company continues to assess the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans and interest rate swap derivatives that are indexed to LIBOR. The Bank will use multiple alternative indices as replacements for LIBOR for new instruments originated after 2021. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations presented elsewhere in this report. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2021.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CVB Financial Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited CVB Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2022

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

During the fiscal quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2021 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	414,300	$17.98	6,607,285
Equity compensation plans not approved by security holders	—	—	—
Total	414,300	$17.98	6,607,285

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1)	All Financial Statements Reference is made to the Index to Financial Statements on page 82 for a list of financial statements filed as part of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules Reference is made to the Index to Financial Statements on page 82 for the listing of supplementary financial statement schedules required by this item.

	(3)	Exhibits The listing of exhibits required by this item is set forth in the Index to Exhibits on page 79 of this Annual Report on Form 10-K.

(b)	Exhibits See Index to Exhibits on Page 79 of this Form 10-K.

(c)	Financial Statement Schedules There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit No.
2.1	Agreement and Plan of Reorganization and Merger by and among CVB Financial Corp., Citizens Business Bank and Suncrest Bank, dated July 27, 2021(1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Amended and Restated Bylaws of CVB Financial Corp. (3)
4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)
4.2	Description of CVB Financial Corp. Common Stock (5)
10.1	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(6)
10.2	Form of Indemnification Agreement (7)
10.3(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(8)
10.3(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(9)
10.3(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(10)
10.3(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(11)
10.3(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(12)
10.3(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(13)
10.3(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(14)
10.3(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(15)
10.4(a)	CVB Financial Corp. 2018 Equity Incentive Plan†(16)
10.4(b)	Form of Stock Option Agreement under 2018 Equity Incentive Plan†(17)
10.4(c)	Form of Restricted Stock Agreement under 2018 Equity Incentive Plan†(18)
10.4(d)	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan†(19)
10.5(a)	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007†(20)
10.5(b)	CVB Financial Corp. Deferred Compensation Plan effective December 1, 2020†(27)
10.6	CVB Financial Corp. 2015 Executive Incentive Plan†(21)
10.7	Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated as of February 14, 2020. †(22)
10.8(a)	Offer letter for David C. Harvey, dated December 7, 2009†(23)
10.9(a)	Offer Letter for E. Allen Nicholson executed April 30, 2016†(24)
10.10(a)	Offer Letter for David Farnsworth dated July 1, 2016†(25)
10.11

Form of Severance Compensation Agreement by and between each of Yamynn De Angelis, David Farnsworth, David C. Harvey, E. Allen Nicholson, Richard Wohl and Citizens Business Bank, effective February 1, 2022*, †

10.16	Offer Letter for Former President Brian Mauntel, dated March 24, 2021† (26)
21	Subsidiaries of the Company *
23	Consent of KPMG LLP*
31.1	Certification of David A. Brager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of David A. Brager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL

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
(24)
Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2016.
(25)
Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 9, 2016.
(26)
Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 13. 2021.
(27)
Incorporated herein by reference to Exhibit 10.5(b) to our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2022.

CVB FINANCIAL CORP.

By:	/s/ DAVID A. BRAGER
David A. Brager
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND V. O’BRIEN III	Chairman of the Board	March 1, 2022
Raymond V. O’Brien III

/s/ GEORGE A. BORBA, JR.	Vice Chairman	March 1, 2022
George A. Borba, Jr.

/s/ STEPHEN A. DEL GUERCIO	Director	March 1, 2022
Stephen A. Del Guercio

/s/ RODRIGO GUERRA, JR.	Director	March 1, 2022
Rodrigo Guerra, Jr.

/s/ ANNA KAN	Director	March 1, 2022
Anna Kan

/s/ MARSHALL V. LAITSCH	Director	March 1, 2022
Marshall V. Laitsch

/s/ KRISTINA M. LESLIE	Director	March 1, 2022
Kristina M. Leslie

/s/ JANE OLVERA	Director	March 1, 2022
Jane Olvera

/s/ HAL W. OSWALT	Director	March 1, 2022
Hal W. Oswalt

/s/ DAVID A. BRAGER	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
David A. Brager

/s/ E. ALLEN NICHOLSON	Chief Financial Officer (Principal Financial Officer )	March 1, 2022
E. Allen Nicholson

/s/ F. LaPOINT	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Francene LaPoint

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$90,012	$122,305
Interest-earning balances due from Federal Reserve	1,642,536	1,835,855
Total cash and cash equivalents	1,732,548	1,958,160
Interest-earning balances due from depository institutions	25,999	43,563
Investment securities available-for-sale, at fair value (with amortized cost of $3,185,249 at December 31, 2021, and $2,344,174 at December 31, 2020)	3,183,923	2,398,923
Investment securities held-to-maturity (with fair value of $1,921,693 at December 31, 2021, and $604,223 at December 31, 2020)	1,925,970	578,626
Total investment securities	5,109,893	2,977,549
Investment in stock of Federal Home Loan Bank (FHLB)	17,688	17,688
Loans and lease finance receivables	7,887,713	8,348,808
Allowance for credit losses	(65,019)	(93,692)
Net loans and lease finance receivables	7,822,694	8,255,116
Premises and equipment, net	49,096	51,144
Bank owned life insurance (BOLI)	251,570	226,818
Accrued interest receivable	34,204	31,306
Intangibles	25,394	33,634
Goodwill	663,707	663,707
Other real estate owned (OREO)	-	3,392
Income taxes	32,603	29,540
Other assets	118,301	127,697
Total assets	$15,883,697	$14,419,314
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$8,104,056	$7,455,387
Interest-bearing	4,872,386	4,281,114
Total deposits	12,976,442	11,736,501
Customer repurchase agreements	642,388	439,406
Other borrowings	2,281	5,000
Deferred compensation	20,879	21,611
Junior subordinated debentures	-	25,774
Payable for securities purchased	50,340	60,113
Other liabilities	109,864	122,919
Total liabilities	13,802,194	12,411,324
Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 135,526,025 at December 31, 2021 and 135,600,501 at December 31, 2020	1,209,903	1,211,780
Retained earnings	875,568	760,861
Accumulated other comprehensive (loss) income, net of tax	(3,968)	35,349
Total stockholders' equity	2,081,503	2,007,990
Total liabilities and stockholders' equity	$15,883,697	$14,419,314

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Loans and leases, including fees	$356,594	$377,402	$397,628
Investment securities:
Investment securities available-for-sale	38,273	36,052	39,330
Investment securities held-to-maturity	22,175	14,223	17,388
Total investment income	60,448	50,275	56,718
Dividends from FHLB stock	1,019	978	1,235
Interest-earning deposits with other institutions	2,569	1,682	2,269
Total interest income	420,630	430,337	457,850
Interest expense:
Deposits	5,346	12,602	17,120
Borrowings and customer repurchase agreements	548	1,131	3,959
Junior subordinated debentures	186	551	999
Total interest expense	6,080	14,284	22,078
Net interest income before (recapture of) provision for credit losses	414,550	416,053	435,772
(Recapture of) provision for credit losses	(25,500)	23,500	5,000
Net interest income after (recapture of) provision for credit losses	440,050	392,553	430,772
Noninterest income:
Service charges on deposit accounts	17,152	16,561	20,010
Trust and investment services	11,571	9,978	9,525
Bankcard services	1,789	1,886	3,163
BOLI income	8,500	8,100	5,798
Gain on OREO, net	1,177	388	129
Gain on sale of building, net	189	1,680	4,776
Gain on eminent domain condemnation, net	—	—	5,685
Other	7,007	11,277	9,956
Total noninterest income	47,385	49,870	59,042
Noninterest expense:
Salaries and employee benefits	117,871	119,759	119,475
Occupancy and equipment	19,756	20,622	20,457
Professional services	7,967	9,460	7,752
Computer software expense	11,584	11,302	10,658
Marketing and promotion	4,623	4,488	5,890
(Recapture of) provision for unfunded loan commitments	(1,000)	—	—
Amortization of intangible assets	8,240	9,352	10,798
Acquisition related expenses	962	—	6,447
Other	19,784	17,920	17,263
Total noninterest expense	189,787	192,903	198,740
Earnings before income taxes	297,648	249,520	291,074
Income taxes	85,127	72,361	83,247
Net earnings	$212,521	$177,159	$207,827
Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(55,819)	$32,277	$43,872
Less: Reclassification adjustment for net gain on securities included in net income	—	—	(5)
Other comprehensive (loss) income, before tax	(55,819)	32,277	43,867
Less: Income tax benefit (expense) related to items of other comprehensive income	16,502	(9,542)	(12,969)
Other comprehensive (loss) income, net of tax	(39,317)	22,735	30,898
Comprehensive income	$173,204	$199,894	$238,725
Basic earnings per common share	$1.57	$1.30	$1.48
Diluted earnings per common share	$1.56	$1.30	$1.48

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2019	140,000	$1,293,669	$575,805	$(18,284)	$1,851,190
Repurchase of common stock	(125)	(2,640)	—	—	(2,640)
Exercise of stock options	160	2,215	—	—	2,215
Shares issued pursuant to stock-based compensation plan	67	5,548	—	—	5,548
Cash dividends declared on common stock ($0.72 per share)	—	—	(100,940)	—	(100,940)
Net earnings	—	—	207,827	—	207,827
Other comprehensive income	—	—	—	30,898	30,898
Balance, December 31, 2019	140,102	$1,298,792	$682,692	$12,614	$1,994,098
Cumulative adjustment upon adoption of ASU 2016-13	—	—	(1,325)	—	(1,325)
Repurchase of common stock	(5,008)	(92,772)	—	—	(92,772)
Exercise of stock options	20	231	—	—	231
Shares issued pursuant to stock-based compensation plan	487	5,529	—	—	5,529
Cash dividends declared on common stock ($0.72 per share)	—	—	(97,665)	—	(97,665)
Net earnings	—	—	177,159	—	177,159
Other comprehensive income	—	—	—	22,735	22,735
Balance, December 31, 2020	135,601	$1,211,780	$760,861	$35,349	$2,007,990
Repurchase of common stock	(435)	(8,337)	—	—	(8,337)
Exercise of stock options	68	1,277	—	—	1,277
Shares issued pursuant to stock-based compensation plan	292	5,183	—	—	5,183
Cash dividends declared on common stock ($0.72 per share)	—	—	(97,814)	—	(97,814)
Net earnings	—	—	212,521	—	212,521
Other comprehensive loss	—	—	—	(39,317)	(39,317)
Balance, December 31, 2021	135,526	$1,209,903	$875,568	$(3,968)	$2,081,503

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Interest and dividends received	$410,155	$400,867	$438,795
Service charges and other fees received	37,782	39,525	42,489
Interest paid	(6,010)	(13,627)	(21,193)
Net cash paid to vendors, employees and others	(176,807)	(168,036)	(182,568)
Income taxes	(69,878)	(73,633)	(69,341)
Net cash provided by operating activities	195,242	185,096	208,182
Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	17,564	(40,632)	4,739
Proceeds from sale of investment securities held-for-sale	—	—	152,644
Proceeds from repayment of investment securities available-for-sale	775,538	642,576	364,126
Proceeds from maturity of investment securities available-for-sale	330	9,807	7,109
Purchases of investment securities available-for-sale	(1,648,575)	(1,231,163)	(492,995)
Proceeds from repayment and maturity of investment securities held-to-maturity	152,575	146,309	114,569
Purchases of investment securities held-to-maturity	(1,510,112)	(52,855)	(47,587)
Net increase in equity investments	(4,010)	(3,608)	(16,488)
Net decrease (increase) in loan and lease finance receivables	497,293	(743,290)	231,105
Proceeds on eminent domain condemnation, net	—	—	5,685
Proceeds from sale of building, net of selling costs	1,157	2,131	5,755
Purchase of premises and equipment	(4,677)	(4,672)	(5,522)
Purchase of BOLI	(25,000)	—	—
Proceeds from BOLI death benefit	12,414	5,477	1,660
Proceeds from sales of other real estate owned	5,012	1,162	523
Net cash (used in) provided by investing activities	(1,730,491)	(1,268,758)	325,323
Cash Flows from Financing Activities
Net increase (decrease) in other deposits	1,313,953	3,076,187	(36,926)
Net decrease in time deposits	(74,012)	(44,614)	(85,636)
Net (decrease) increase in other borrowings	(2,719)	5,000	(280,000)
Net increase (decrease) in customer repurchase agreements	202,982	10,747	(13,596)
Repayment of junior subordinated debentures	(25,774)	—	—
Cash dividends on common stock	(97,733)	(98,475)	(95,352)
Repurchase of common stock	(8,337)	(92,772)	(2,640)
Proceeds from exercise of stock options	1,277	231	2,215
Net cash provided by (used in) financing activities	1,309,637	2,856,304	(511,935)
Net (decrease) increase in cash and cash equivalents	(225,612)	1,772,642	21,570
Cash and cash equivalents, beginning of period	1,958,160	185,518	163,948
Cash and cash equivalents, end of period	$1,732,548	$1,958,160	$185,518

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$212,521	$177,159	$207,827
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities, net	—	—	(5)
Gain on eminent domain condemnation, net	—	—	(5,685)
Gain on sale of building, net	(189)	(1,680)	(4,776)
Gain on sale of other real estate owned	(1,177)	(365)	(105)
Increase in BOLI	(8,500)	(5,303)	(5,670)
Net amortization of premiums and discounts on investment securities	32,232	15,045	10,298
Accretion of discount for acquired loans, net	(12,270)	(17,412)	(28,831)
(Recapture of) provision for credit losses	(25,500)	23,500	5,000
(Recapture of) provision for unfunded loan commitments	(1,000)	—	—
Valuation allowance on other real estate owned	—	700	—
Stock-based compensation	5,183	5,529	5,548
Depreciation and amortization, net	(6,426)	(1,157)	22,036
Change in other assets and liabilities	368	(10,920)	2,545
Total adjustments	(17,279)	7,937	355
Net cash provided by operating activities	$195,242	$185,096	$208,182
Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$50,340	$60,113	$—
Transfer of loans to other real estate owned	$443	$—	$4,889

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2020

1. BUSINESS

The consolidated financial statements include CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” “our” or the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank” or “CBB”), after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp.

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. As of December 31, 2021, the Bank operated 58 banking centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

As of December 31, 2021, we operated as one reportable segment. The factors considered in making this determination included the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our key decision makers. Through our network of banking centers, we provide relationship-based banking products, services and solutions for small to mid-sized companies, real estate investors, non-profit organizations, professionals and other individuals. Our products include loans for commercial businesses, commercial real estate, multi-family, construction, land, dairy & livestock and agribusiness, consumer and government-guaranteed small business loans. We also provide business deposit products and treasury cash management services, as well as deposit products to the owners and employees of the businesses we serve.

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

Loans and Lease Finance Receivables — Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of nonaccrual interest paid (“NAIP”), deferred loan origination fees and costs, and purchase price discounts and premiums (amortized cost basis). Refer to Note 5 — Loans and Lease Finance Receivables and Allowance for Credit Losses for total loans, by type.

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

Provision and Allowance for Credit Losses — On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaces the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, HTM securities, loan commitments, and financial guarantees. AFS debt securities are measured at fair value and are subject to impairment testing. This ASU modifies the OTTI model for AFS debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. When an AFS debt security is considered impaired, and the Company determines that the decline in fair value has resulted from a credit-related loss (as described previously under Investment Securities), then an allowance for credit losses will be recognized by a charge to earnings for the credit-related component of the decline in fair value. As a result, we will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as required prior to the adoption of CECL. As a policy election, we exclude the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the condensed consolidated balance sheet. If accrued interest is not received, it is reversed against interest income, which was zero for 2021 and 2020.

The Company developed allowance models that calculate reserves over the average life of the loan, which includes the remaining time to maturity, adjusted for estimated prepayments applied as an adjustment to our commercial real estate and commercial and industrial loans. The allowance is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level, for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. A substantial portion of the ACL relates to loans within the Commercial Real Estate and Commercial and Industrial methodologies, each evaluated on a collective basis. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Payment Protection Program loans). The collective ACL methodologies include an estimation framework that uses loss experiences of data sets of unique loans aggregated by each pool, respectively, to derive loss rates at the pool level during the average life of the underlying loans. Our ACL amounts are largely driven by portfolio characteristics, including loss history, Original Loan to Value Ratios (“OLTV”), internal risk grading, macroeconomic variables and the associated economic outlook, as well as other key methodology assumptions. The Company’s ACL estimate incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of our loans. This forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years 2-3, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The economic forecast is based on probability weighted scenarios to address macroeconomic uncertainty. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

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

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 5 — Loans and Lease Finance Receivables and Allowance for Credit Losses, Credit Quality Indicators

Provision and Allowance for Loan Losses (“ALLL”) — Prior to adoption of CECL, the allowance for loan losses was management’s estimate of probable losses inherent in the loan and lease receivables portfolio. The allowance was increased by the provision for loan losses and recoveries of prior loan losses, and it was decreased by recapture of provision for loan losses and by charge-offs taken when management believed the uncollectability of any loan was confirmed. Subsequent recoveries, if any, were added to the allowance. The determination of the balance in the allowance for loan losses was based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflected an amount that, in management’s judgment, was appropriate to provide for probable loan losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, and such other factors that would deserve current recognition in estimating inherent loan losses.

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

Reserve for Unfunded Loan Commitments — The reserve for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. Effective January 1, 2020, the reserve was calculated on the expected portion of the commitment to be funded over its life and the life of the commitment loss expectation, utilizing the same three collective pool methodologies described for the Allowance for Credit Losses. We include the reserve for unfunded loan commitments in other liabilities and the related provision in other noninterest expense.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was no recorded impairment as of December 31, 2021.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Use of Fair Value — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a non-recurring basis, such as impaired loans and OREO. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 18 — Fair Value Information of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

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

Operating lease ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset, at adoption of this ASU, was recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. The lease terms include periods covered by options to extend or terminate the lease depending on whether the Company is reasonably certain to exercise such options. Refer to Note 22 — Leases for more information.

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 15 — Earnings Per Share Reconciliation of these consolidated financial statements.

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

Additional information is included in Note 16 — Stock-Based Compensation Plans of the consolidated financial statements included herein.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 13 — Commitments and Contingencies at December 31, 2021, the Company does not have any material litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

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

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,553,246	$25,873	$(15,905)	$2,563,214	80.50%
CMO/REMIC	602,555	1,586	(13,983)	590,158	18.53%
Municipal bonds	28,365	1,103	-	29,468	0.93%
Other securities	1,083	-	-	1,083	0.04%
Total available-for-sale securities	$3,185,249	$28,562	$(29,888)	$3,183,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$576,899	$5,907	$(7,312)	$575,494	29.95%
Mortgage-backed securities	647,390	4,109	(6,106)	645,393	33.61%
CMO/REMIC	490,670	596	(5,030)	486,236	25.48%
Municipal bonds	211,011	4,714	(1,155)	214,570	10.96%
Total held-to-maturity securities	$1,925,970	$15,326	$(19,603)	$1,921,693	100.00%

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,857,030	$48,006	$(101)	$1,904,935	79.41%
CMO/REMIC	457,548	5,515	(249)	462,814	19.29%
Municipal bonds	28,707	1,578	—	30,285	1.26%
Other securities	889	—	—	889	0.04%
Total available-for-sale securities	$2,344,174	$55,099	$(350)	$2,398,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$98,663	$5,877	$—	$104,540	17.05%
Mortgage-backed securities	146,382	7,644	(32)	153,994	25.30%
CMO/REMIC	145,309	5,202	—	150,511	25.11%
Municipal bonds	188,272	6,980	(74)	195,178	32.54%
Total held-to-maturity securities	$578,626	$25,703	$(106)	$604,223	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$37,532	$35,129	$38,189
Tax-advantaged	741	923	1,141
Total interest income from available-for-sale securities	38,273	36,052	39,330
Investment securities held-to-maturity:
Taxable	17,747	9,542	11,498
Tax-advantaged	4,428	4,681	5,890
Total interest income from held-to-maturity securities	22,175	14,223	17,388
Total interest income from investment securities	$60,448	$50,275	$56,718

The adoption of CECL did not have a material impact on the accounting for investment securities, as approximately 95% of the total investment securities portfolio at December 31, 2021 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA- or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the new CECL model was zero at December 31, 2021.

We adopted ASU 2016-13 on January 1, 2020, on a prospective basis. Under this ASU, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our AFS and HTM securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. Management determined that there were no credit losses for securities in an unrealized loss position for 2021 and 2020.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2021.

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2020.

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for- sale:
Mortgage-backed securities	$72,219	$(101)	$—	$—	$72,219	$(101)
CMO/REMIC	96,974	(249)	—	—	96,974	(249)
Municipal bonds	—	—	—	—	—	—
Total available-for-sale securities	$169,193	$(350)	$—	$—	$169,193	$(350)

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

Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 4.7 years. Of the total MBS/CMO, 100% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related impairments for the year ended December 31, 2021 and 2020.

Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 10.7 years, represented approximately 5% of the total investment portfolio and are predominately AA or higher rated securities. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments were not considered impaired for the year ended December 31, 2021 and December 31, 2020.

At December 31, 2021 and 2020, investment securities having a carrying value of approximately $2.18 billion and $1.81 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2021, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2021
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$18,887	$19,073	$5,586	$5,701
Due after one year through five years	1,731,066	1,744,199	402,803	405,175
Due after five years through ten years	1,079,941	1,074,606	901,078	893,932
Due after ten years	355,355	346,045	616,503	616,885
Total investment securities	$3,185,249	$3,183,923	$1,925,970	$1,921,693

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2021.
5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)

Commercial real estate	$5,789,730	$5,501,509
Construction	62,264	85,145
SBA	288,600	303,896
SBA - Paycheck Protection Program (PPP)	186,585	882,986
Commercial and industrial	813,063	812,062
Dairy & livestock and agribusiness	386,219	361,146
Municipal lease finance receivables	45,933	45,547
SFR mortgage	240,654	270,511
Consumer and other loans	74,665	86,006
Total loans, at amortized cost	7,887,713	8,348,808
Less: Allowance for credit losses	(65,019)	(93,692)
Total loans and lease finance receivables, net	$7,822,694	$8,255,116

As of December 31, 2021, 77.24% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 73.40% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2021, $364.4 million, or 6.29% of the total commercial real estate loans included loans secured by farmland, compared to $314.4 million, or 5.72%, at December 31, 2020. The loans secured by farmland included $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021, compared to $132.9 million for loans secured by dairy & livestock land and $181.5 million for loans secured by agricultural land at December 31, 2020. As of December 31, 2021, dairy & livestock and agribusiness loans of $386.2 million were comprised of $351.7 million for dairy & livestock loans and $34.5 million for agribusiness loans, compared to $361.1 million comprised of $320.1 million for dairy & livestock loans and $41.0 million for agribusiness loans at December 31, 2020.

At December 31, 2021 and 2020, loans totaling $3.96 billion and $6.07 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2021 and 2020.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,137,714	$963,697	$591,202	$534,468	$484,721	$1,704,267	$156,841	$33,564	$5,606,474
Special Mention	3,133	20,640	14,477	16,097	43,262	44,045	6,970	6,800	155,424
Substandard	-	-	2,859	6,933	4,646	7,329	5,951	114	27,832
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$1,140,847	$984,337	$608,538	$557,498	$532,629	$1,755,641	$169,762	$40,478	$5,789,730

Construction loans:
Risk Rating:
Pass	$10,511	$15,896	$7,236	$-	$-	$-	$25,262	$-	$58,905
Special Mention	-	-	-	3,359	-	-	-	-	3,359
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$10,511	$15,896	$7,236	$3,359	$-	$-	$25,262	$-	$62,264

SBA loans:
Risk Rating:
Pass	$70,929	$36,468	$11,129	$36,068	$38,504	$78,527	$-	$-	$271,625
Special Mention	-	-	-	-	4,056	2,700	-	-	6,756
Substandard	-	-	-	785	4,092	5,342	-	-	10,219
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$70,929	$36,468	$11,129	$36,853	$46,652	$86,569	$-	$-	$288,600

SBA - PPP loans:
Risk Rating:
Pass	$183,614	$2,969	$-	$-	$-	$-	$-	$-	$186,583
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	2	-	-	-	-	-	-	2
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$183,614	$2,971	$-	$-	$-	$-	$-	$-	$186,585

Commercial and industrial loans:
Risk Rating:
Pass	$145,494	$81,944	$126,647	$54,690	$32,455	$73,600	$267,659	$6,992	$789,481
Special Mention	1,556	1,929	127	1,396	394	26	9,369	177	14,974
Substandard	244	6	602	1,712	505	475	1,991	3,073	8,608
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$147,294	$83,879	$127,376	$57,798	$33,354	$74,101	$279,019	$10,242	$813,063

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,756	$942	$1,285	$1,035	$95	$295	$364,312	$454	$370,174
Special Mention	1,052	-	-	-	-	-	6,979	1,301	9,332
Substandard	-	-	-	37	-	-	-	6,676	6,713
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$2,808	$942	$1,285	$1,072	$95	$295	$371,291	$8,431	$386,219

Municipal lease finance receivables loans:
Risk Rating:
Pass	$9,310	$7,666	$-	$279	$9,528	$18,811	$-	$-	$45,594
Special Mention	-	-	-	-	-	339	-	-	339
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$9,310	$7,666	$-	$279	$9,528	$19,150	$-	$-	$45,933

SFR mortgage loans:
Risk Rating:
Pass	$48,813	$49,261	$41,776	$19,877	$16,046	$61,965	$451	$-	$238,189
Special Mention	8	-	-	-	-	-	-	-	8
Substandard	-	-	-	-	-	2,052	-	405	2,457
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$48,821	$49,261	$41,776	$19,877	$16,046	$64,017	$451	$405	$240,654

Consumer and other loans:
Risk Rating:
Pass	$5,145	$1,947	$1,415	$469	$386	$1,611	$58,060	$3,378	$72,411
Special Mention	839	-	-	-	-	150	591	403	1,983
Substandard	-	-	-	-	-	15	5	251	271
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$5,984	$1,947	$1,415	$469	$386	$1,776	$58,656	$4,032	$74,665

Total Loans:
Risk Rating:
Pass	$1,613,286	$1,160,790	$780,690	$646,886	$581,735	$1,939,076	$872,585	$44,388	$7,639,436
Special Mention	6,588	22,569	14,604	20,852	47,712	47,260	23,909	8,681	192,175
Substandard	244	8	3,461	9,467	9,243	15,213	7,947	10,519	56,102
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$1,620,118	$1,183,367	$798,755	$677,205	$638,690	$2,001,549	$904,441	$63,588	$7,887,713

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$979,499	$691,091	$607,753	$617,640	$550,105	$1,646,876	$192,583	$24,548	$5,310,095
Special Mention	9,332	7,162	30,049	43,870	17,398	49,840	5,720	994	164,365
Substandard	-	491	2,157	7,382	2,528	13,790	360	341	27,049
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$988,831	$698,744	$639,959	$668,892	$570,031	$1,710,506	$198,663	$25,883	$5,501,509

Construction loans:
Risk Rating:
Pass	$14,511	$9,350	$14,945	$2,258	$-	$4	$44,077	$-	$85,145
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$14,511	$9,350	$14,945	$2,258	$-	$4	$44,077	$-	$85,145

SBA loans:
Risk Rating:
Pass	$47,901	$12,821	$44,950	$58,839	$26,136	$86,085	$-	$2,976	$279,708
Special Mention	-	-	-	5,446	1,336	5,648	-	-	12,430
Substandard	-	-	904	5,503	1,554	3,797	-	-	11,758
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$47,901	$12,821	$45,854	$69,788	$29,026	$95,530	$-	$2,976	$303,896

SBA - PPP loans:
Risk Rating:
Pass	$882,986	$-	$-	$-	$-	$-	$-	$-	$882,986
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$882,986	$-	$-	$-	$-	$-	$-	$-	$882,986

Commercial and industrial loans:
Risk Rating:
Pass	$104,478	$168,050	$62,453	$56,043	$32,149	$76,019	$257,250	$6,058	$762,500
Special Mention	1,995	1,081	1,892	1,028	95	4,882	17,395	1,132	29,500
Substandard	4,346	860	3,996	2,282	285	94	6,677	1,522	20,062
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$110,819	$169,991	$68,341	$59,353	$32,529	$80,995	$281,322	$8,712	$812,062

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,041	$1,765	$1,199	$5,680	$120	$320	$319,211	$363	$329,699
Special Mention	878	-	364	-	-	-	13,255	1,511	16,008
Substandard	-	-	784	693	2,285	-	-	11,677	15,439
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$1,919	$1,765	$2,347	$6,373	$2,405	$320	$332,466	$13,551	$361,146

Municipal lease finance receivables loans:
Risk Rating:
Pass	$8,478	$-	$2,556	$10,249	$3,586	$20,266	$-	$-	$45,135
Special Mention	-	-	-	-	-	412	-	-	412
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$8,478	$-	$2,556	$10,249	$3,586	$20,678	$-	$-	$45,547

SFR mortgage loans:
Risk Rating:
Pass	$65,463	$59,596	$29,142	$22,452	$27,192	$62,593	$3	$-	$266,441
Special Mention	-	-	-	-	-	452	-	-	452
Substandard	-	-	-	-	229	2,957	-	432	3,618
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$65,463	$59,596	$29,142	$22,452	$27,421	$66,002	$3	$432	$270,511

Consumer and other loans:
Risk Rating:
Pass	$8,557	$2,077	$871	$969	$1,586	$961	$67,774	$1,688	$84,483
Special Mention	-	-	-	-	-	91	517	22	630
Substandard	-	-	-	-	-	172	-	721	893
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$8,557	$2,077	$871	$969	$1,586	$1,224	$68,291	$2,431	$86,006

Total Loans:
Risk Rating:
Pass	$2,112,914	$944,750	$763,869	$774,130	$640,874	$1,893,124	$880,898	$35,633	$8,046,192
Special Mention	12,205	8,243	32,305	50,344	18,829	61,325	36,887	3,659	223,797
Substandard	4,346	1,351	7,841	15,860	6,881	20,810	7,037	14,693	78,819
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$2,129,465	$954,344	$804,015	$840,334	$666,584	$1,975,259	$924,822	$53,985	$8,348,808

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

The allowance for credit losses totaled $65.0 million as of December 31, 2021, compared to $93.7 million as of December 31, 2020. Our allowance for credit losses at December 31, 2021 was 0.82%, or 0.84% of total loans when excluding the $186.6 million in PPP loans. The allowance for credit losses for 2021 was decreased by $25.5 million, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic, including various government responses, availability of vaccines, and fiscal and monetary stimulus, as well as $3.2 million in year-to-date net charge-offs. Upon implementation of CECL, a transition adjustment of $1.8 million was added to the beginning balance of the allowance and was increased by a $23.5 million credit loss provision for 2020 due to the forecast of severe economic disruption resulting from the initial onset of the COVID-19 pandemic. Net charge-offs were $308,000 for 2020. Based on the magnitude of government economic stimulus and the wide availability of vaccines, our latest economic forecast reflects continued improvement in key macroeconomic variables, including GDP, the commercial real estate price index and the unemployment rate. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as upside and downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted heavier than the more optimistic forecasts. Our weighted forecast assumes GDP will increase by 2.7% in 2022, 2% for 2023 and then grow by 3% in 2024. The unemployment rate is forecasted to be over 5% in 2022 and 2023 and then declining to 4.8% in 2024.

Management believes that the ACL was appropriate at December 31, 2021 and 2020. Due to the uncertainty around the epidemiological assumptions and ongoing impact of government responses to the pandemic that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Year Ended December 31, 2021
	Ending Balance December 31, 2020	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance December 31, 2021
	(Dollars in thousands)
Commercial real estate	$75,439	$—	$—	$(24,489)	$50,950
Construction	1,934	—	58	(1,227)	765
SBA	2,992	(223)	23	(124)	2,668
SBA - PPP	—	—	—	—	—
Commercial and industrial	7,142	(3,019)	12	2,534	6,669
Dairy & livestock and agribusiness	3,949	(118)	—	(765)	3,066
Municipal lease finance receivables	74	—	—	26	100
SFR mortgage	367	—	79	(258)	188
Consumer and other loans	1,795	(11)	26	(1,197)	613
Total allowance for credit losses	$93,692	$(3,371)	$198	$(25,500)	$65,019

	Year Ended December 31, 2020
	Ending Balance, prior to adoption of ASU 2016-13 December 31, 2019	Impact of Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2020
	(Dollars in thousands)
Commercial real estate	$48,629	$3,547	$—	$—	$23,263	$75,439
Construction	858	655	—	11	410	1,934
SBA	1,453	1,818	(362)	72	11	2,992
SBA - PPP	—	—	—	—	—	—
Commercial and industrial	8,880	(2,442)	(195)	10	889	7,142
Dairy & livestock and agribusiness	5,255	(186)	—	—	(1,120)	3,949
Municipal lease finance receivables	623	(416)	—	—	(133)	74
SFR mortgage	2,339	(2,043)	—	206	(135)	367
Consumer and other loans	623	907	(109)	59	315	1,795
Total allowance for credit losses	$68,660	$1,840	$(666)	$358	$23,500	$93,692

	Year Ended December 31, 2019
	Ending Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Recapture of) Loan Losses	Ending Balance December 31, 2019
	(Dollars in thousands)
Commercial real estate	$45,097	$—	$—	$3,532	$48,629
Construction	981	—	12	(135)	858
SBA	1,078	(321)	9	687	1,453
Commercial and industrial	7,528	(48)	255	1,145	8,880
Dairy & livestock and agribusiness	5,225	(78)	19	89	5,255
Municipal lease finance receivables	775	—	—	(152)	623
SFR mortgage	2,197	—	196	(54)	2,339
Consumer and other loans	732	(7)	10	(112)	623
Total allowance for loan losses	$63,613	$(454)	$501	$5,000	$68,660

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included herein, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the date presented.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$438	$-	$3,383	$3,821	$2,127,979	$2,131,800
Non-owner occupied	-	-	-	-	3,657,930	3,657,930
Construction
Speculative (1)	-	-	-	-	44,859	44,859
Non-speculative	-	-	-	-	17,405	17,405
SBA	417	1,145	339	1,901	286,699	288,600
SBA - PPP	-	-	-	-	186,585	186,585
Commercial and industrial	-	16	1,356	1,372	811,691	813,063
Dairy & livestock and agribusiness	-	-	-	-	386,219	386,219
Municipal lease finance receivables	-	-	-	-	45,933	45,933
SFR mortgage	1,040	-	-	1,040	239,614	240,654
Consumer and other loans	-	-	42	42	74,623	74,665
Total loans	$1,895	$1,161	$5,120	$8,176	$7,879,537	$7,887,713

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$-	$7,208	$7,208	$2,136,051	$2,143,259
Non-owner occupied	-	-	-	-	3,358,250	3,358,250
Construction
Speculative (1)	-	-	-	-	72,126	72,126
Non-speculative	-	-	-	-	13,019	13,019
SBA	531	2,415	1,025	3,971	299,925	303,896
SBA - PPP	-	-	-	-	882,986	882,986
Commercial and industrial	608	811	2,338	3,757	808,305	812,062
Dairy & livestock and agribusiness	-	-	784	784	360,362	361,146
Municipal lease finance receivables	-	-	-	-	45,547	45,547
SFR mortgage	-	-	229	229	270,282	270,511
Consumer and other loans	-	-	-	-	86,006	86,006
Total loans	$1,139	$3,226	$11,584	$15,949	$8,332,859	$8,348,808

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Following the adoption of CECL on January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance, and are reflected by loan type as of the dates presented.

	December 31, 2021
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$3,607	$3,607	$-
Non-owner occupied	-	-	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	521	1,034	-
SBA - PPP	-	-	-
Commercial and industrial	1,326	1,714	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
SFR mortgage	380	380	-
Consumer and other loans	158	158	-
Total loans	$5,992	$6,893	$-

(1)
As of December 31, 2021, $1.2 million of nonaccruing loans were current, $332,000 were 30-59 days past due, $267,000 were 60-89 days past due, and $5.1 million were 90+ days past due.
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

Impaired Loans (prior to adoption of CECL)

Following the adoption of CECL on January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. As a result of the change, the following tables present information about our impaired loans and lease finance receivables, individually evaluated for Impairment by loan type, as of December 31, 2019, prior to the date of adoption of the amendments to the credit loss standard.

	Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$479	$613	$—	$505	$—
Non-owner occupied	642	643	—	681	26
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SBA	2,243	2,734	—	2,389	41
Commercial and industrial	1,091	1,261	—	1,369	4
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	2,979	3,310	—	3,043	86
Consumer and other loans	377	514	—	396	—
Total	7,811	9,075	—	8,383	157
With a related allowance recorded:
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction
Speculative	—	—	—	—	—
Non-speculative	—	—	—	—	—
SBA	325	324	257	327	—
Commercial and industrial	253	347	251	699	—
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	578	671	508	1,026	—
Total impaired loans	$8,389	$9,746	$508	$9,409	$157

(1)
Excludes PCI loans.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the recorded investment in collateral-dependent loans by type of loans as of the date presented.

	December 31, 2021			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$6,001	$-	$-	6
Construction	-	-	-	-
SBA	405	517	112	10
SBA - PPP	-	-	-	-
Commercial and industrial	688	5,133	96	19
Dairy & livestock and agribusiness	-	-	-	-
Municipal lease finance receivables	-	-	-	-
SFR mortgage	380	-	-	2
Consumer and other loans	158	-	-	2
Total collateral-dependent loans	$7,632	$5,650	$208	39

	December 31, 2020			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$7,883	$-	$-	8
Construction	-	-	-	-
SBA	1,761	326	185	10
SBA - PPP	-	-	-	-
Commercial and industrial	470	5,542	95	18
Dairy & livestock and agribusiness	-	785	-	1
Municipal lease finance receivables	-	-	-	-
SFR mortgage	430	-	-	2
Consumer and other loans	168	-	-	2
Total collateral-dependent loans	$10,712	$6,653	$280	41

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.0 million for the off-balance sheet credit exposures as of December 31, 2021. As a result of the adoption of ASU 2016-13, the reserve for unfunded loan commitments included a transition adjustment of $41,000 as of January 1, 2020. There was a $1.0 million recapture of provision for unfunded commitments for the year ended December 31, 2021, compared to no provision or recapture of provision for unfunded commitments for the year ended December 31, 2020. As of December 31, 2021 the balance in this reserve was $8.0 million compared to $9.0 million at December 31, 2020, and was included in other liabilities.

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

As of December 31, 2021, there were $5.3 million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2021, performing TDRs were comprised of one commercial real estate loan of $2.4 million, three commercial and industrial loan of $1.9 million, and five SFR mortgage loans of $1.0 million.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We have no allocated allowance to TDRs as of December 31, 2021 and December 31, 2020.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$2,159	$3,112
New modifications	7,340	—
Payoffs/payments, net and other	(4,206)	(953)
TDRs returned to accrual status	—	—
TDRs placed on nonaccrual status	—	—
Ending balance	$5,293	$2,159
Nonperforming TDRs:
Beginning balance	$—	$244
New modifications	—	—
Charge-offs	—	—
Transfer to OREO	—	—
Payoffs/payments, net and other	—	(244)
TDRs returned to accrual status	—	—
TDRs placed on nonaccrual status	—	—
Ending balance	$—	$—
Total TDRs	$5,293	$2,159

The following table summarize loans modified as TDRs for the period presented. There were no loans that were modified as TDRs for the years ended December 31, 2020 and 2019.

Modifications (1)

	For the Year Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2021	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial real estate:
Interest rate reduction	1	$2,453	$2,453	$2,394	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	3	4,887	4,887	1,859	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	4	$7,340	$7,340	$4,253	$-

(1)
The tables above exclude modified loans that were paid off prior to the end of the period.
(2)
Financial effects resulting from modifications represent charge-offs and current allowance for credit losses at modification date.

As of December 31, 2021 and 2020, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted.

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

6. OTHER REAL ESTATE OWNED

The following table summarizes the activity related to total OREO for the periods presented.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance, beginning of period	$3,392	$4,889
Additions	443	—
Dispositions	(4,535)	(797)
Valuation adjustments	700	(700)
Balance, end of period	$—	$3,392

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance, beginning of period	$663,707	$663,707
Purchase accounting adjustments	—	—
Balance, end of period	$663,707	$663,707

The following summarizes changes in CDI and the related accumulated amortization for the periods presented.

	Year Ended December 31,
	2021			2020
	Gross CDI	Accumulated	Net CDI	Gross CDI	Accumulated	Net CDI
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$93,297	$(59,663)	$33,634	$93,297	$(50,311)	$42,986
Amortization		(8,240)	(8,240)		(9,352)	(9,352)
Balance of intangible assets, end of period	$93,297	$(67,903)	$25,394	$93,297	$(59,663)	$33,634

The following table reflects the estimated amortization expense for the periods presented, as of December 31, 2021.

December 31, 2021
Year:	(Dollars in thousands)
2022	$7,126
2023	6,010
2024	4,892
2025	3,773
2026	2,415
Thereafter	1,178
Total	$25,394

At December 31, 2021 the weighted average remaining life of intangible assets is approximately 2.19 years.

8. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as of the dates presented.

	December 31,
	2021	2020
	(Dollars in thousands)
Land	$18,566	$18,798
Bank premises	70,081	70,130
Furniture and equipment	31,174	29,058
Premises and equipment, gross	119,821	117,986
Accumulated depreciation and amortization	(70,725)	(66,842)
Premises and equipment, net	$49,096	$51,144

Total depreciation and amortization expense was approximately $6.4 million, $6.9 million and $6.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

9. OTHER ASSETS

Other assets were comprised of the following as of the dates presented.

	December 31,
	2021	2020
	(Dollars in thousands)
Prepaid expenses	$7,955	$6,929
Interest rate swaps	14,163	30,181
ROU assets	19,274	19,112
Affordable housing investments	8,818	10,617
Other investments	55,941	48,017
Other assets	12,150	12,841
Total	$118,301	$127,697

10. INCOME TAXES

The current and deferred amounts of income tax expense consist of the following.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Current provision:
Federal	$44,514	$48,328	$51,564
State	27,526	28,469	29,487
	72,040	76,797	81,051
Deferred provision:
Federal	8,782	(2,997)	486
State	4,305	(1,439)	1,710
	13,087	(4,436)	2,196
Total	$85,127	$72,361	$83,247

Income tax asset consists of the following.

	December 31,
	2021	2020
	(Dollars in thousands)
Current:
Federal	$5,452	$5,408
State	2,150	2,610
	7,602	8,018
Deferred:
Federal	16,500	14,779
State	8,501	6,743
	25,001	21,522
Total	$32,603	$29,540

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. The components of the net deferred tax asset are as follows.

	December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$23,228	$32,671
Net operating loss carryforward	—	10
Deferred compensation	6,367	6,607
PCI loans	657	663
California franchise tax	3,873	4,584
Accrued expense	5,071	4,662
Unrealized loss on investment securities, net	423	—
Acquired loan discounts	5,863	9,709
Lease liability	6,472	6,369
Other, net	1,784	3,865
Gross deferred tax asset	53,738	69,140
Deferred tax liabilities:
Depreciation	3,443	2,675
Intangibles - acquisitions	12,812	15,376
FHLB Stock	2,525	2,525
Deferred income	3,825	3,544
Right of use asset	6,132	6,080
Unrealized gain on investment securities, net	—	17,418
Gross deferred tax liability	28,737	47,618
Net deferred tax asset	$25,001	$21,522

Annual Effective Tax Rate

The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	Year Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$62,506	21.0%	$52,399	21.0%	$61,126	21.0%
State franchise taxes, net of federal benefit	24,600	8.3%	20,950	8.4%	24,430	8.4%
Tax-exempt income	(3,165)	(1.1)%	(3,191)	(1.3)%	(3,081)	(1.1)%
Tax credits	(1,640)	(0.6)%	(1,946)	(0.8)%	(2,153)	(0.7)%
Other, net	2,826	1.0%	4,149	1.7%	2,925	1.0%
Provision for income taxes	$85,127	28.6%	$72,361	29.0%	$83,247	28.6%

There were no significant unrecognized tax benefits at December 31, 2021 and 2020. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2015 through 2021 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2015 through 2021 are open to audit by state authorities.

11. DEPOSITS

The composition of deposits is summarized for the periods presented in the table below.

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$8,104,056	62.45%	$7,455,387	63.52%
Interest-bearing deposits
Investment checking	655,333	5.05%	517,976	4.42%
Money market	3,342,531	25.76%	2,869,348	24.45%
Savings	546,840	4.21%	492,096	4.19%
Time deposits	327,682	2.53%	401,694	3.42%
Total deposits	$12,976,442	100.00%	$11,736,501	100.00%

Time deposits with balances of $250,000 or more amounted to approximately $79.9 million and $100.3 million at December 31, 2021 and 2020, respectively.

At December 31, 2020, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2021
Year of maturity:	(Dollars in thousands)
2022	$304,007
2023	11,457
2024	1,681
2025	7,984
2026 and thereafter	2,553
Total	$327,682

12. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2021, total funds borrowed under these agreements were $642.4 million with a weighted average interest rate of 0.08%, compared to $439.4 million with a weighted average rate of 0.10% at December 31, 2020.

Federal Home Loan Bank Advances

At December 31, 2021 and 2020, there were no outstanding FHLB advances.

At December 31, 2021, $3.96 billion of loans and $2.18 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Other Borrowings

At December 31, 2021, the Bank had $2.3 million in overnight borrowings. We had $5.0 million in short-term borrowings that were interest-free advances from the FHLB at December 31, 2020.

Junior Subordinated Debentures

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debentures, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but became callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). These securities were redeemed on June 15, 2021.

13. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2021 and 2020, the Bank had commitments to extend credit of approximately $1.58 billion and $1.61 billion, respectively, and obligations under letters of credit of $44.9 million and $53.2 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $8.0 million and $9.0 million as of December 31, 2021 and 2020, respectively, and is included in other liabilities.

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

At December 31, 2021, the Bank has available lines of credit totaling $4.52 billion from correspondent banks, FHLB and Federal Reserve Bank of which $3.96 billion were secured.

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

14. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2021 the Company had various deferred compensation plans, which included a deferred compensation plan for its former President and Chief Executive Officer, Christopher D. Myers, and severance arrangements it assumed through the acquisition of other banks in prior years. We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer a portion of their annual salary and/or short-term incentive payouts into deferral accounts to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and allows us to make discretionary contributions on behalf of a participant. No discretionary payments were made by the Company during the years ended December 31, 2021, 2020 and 2019. The Bank, however, does fund the cost of these plans through the purchase of bank owned life insurance policies, which are reflected as assets on the Company’s consolidated balance sheets. At December 31, 2021 and 2020, the total deferred compensation liability was $20.9 million and $21.6 million, respectively. Total expense for these deferred compensation agreements was approximately $1.4 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations, which was 3% for 2021, and 2% for both 2020 and 2019. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $5.0 million for 2021, $4.3 million for 2020, and $4.1 million for 2019.

15. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2021, 2020 and 2019, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 114,000, 291,000 and 183,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$212,521	$177,159	$207,827
Less: Net earnings allocated to restricted stock	970	572	488
Net earnings allocated to common shareholders	$211,551	$176,587	$207,339
Weighted average shares outstanding	135,165	136,031	139,757
Basic earnings per common share	$1.57	$1.30	$1.48
Diluted earnings per common share:
Net income allocated to common shareholders	$211,551	$176,587	$207,339
Weighted average shares outstanding	135,165	136,031	139,757
Incremental shares from assumed exercise of outstanding options	217	175	177
Diluted weighted average shares outstanding	135,382	136,206	139,934
Diluted earnings per common share	$1.56	$1.30	$1.48

16. STOCK-BASED COMPENSATION PLANS

In May 2018, the shareholders approved the 2018 Equity Plan which authorizes the issuance of up to 9,000,000 shares of CVB’s common stock for eligible participants, which include all of the Company’s employees, officers, and directors, and expires in 2028. The plan authorizes the issuance of a variety of types of equity awards, which include incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards. The 2018 Equity Plan replaced the 2008 Equity Incentive Plan. No further grants will be made under the 2008 Equity Incentive Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2021, we have 152,700 outstanding options, unvested RSAs and RSUs under our 2008 Equity Incentive Plan.

Stock Options

The Company expensed $220,000, $183,000, and $352,000, for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated fair value of the options granted during 2021 and prior years was calculated using the Black-Scholes options pricing model. There were 64,500, 217,500 and 1,500 options granted during 2021, 2020 and 2019, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2020, 2019 and 2018, was estimated on the date of grant using the following weighted-average assumptions.

	Year Ended December 31,
	2021	2020	2019
Dividend yield	3.6%	4.0%	2.4%
Volatility	29.6%	27.1%	23.3%
Risk-free interest rate	0.4%	0.4%	2.5%
Expected life	5.5 years	5.3 years	5.4 years
Weighted average grant date fair value	$3.45	$2.56	$4.35

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

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2021.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2021	428	$17.57
Granted	65	19.95
Exercised	(68)	18.88
Forfeited or expired	(11)	18.98
Outstanding at December 31, 2021	414	$17.98	6.57	$1,492
Vested or expected to vest at December 31, 2021	414	$17.98	6.57	$1,492
Exercisable at December 31, 2021	212	$17.03	4.75	$975

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $262,000, $144,000 and $1.3 million, respectively.

As of December 31, 2021, there was a total of $480,000 in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years. The total fair value of options vested was $258,000, $183,000 and $520,000 during 2021, 2020 and 2019, respectively. Cash received from stock option exercises was $1.3 million, $232,000 and $2.2 million, in 2021, 2020 and 2019, respectively.

At December 31, 2021, options for the purchase of 414,300 shares of CVB’s common stock were outstanding under the above plans, of which options to purchase 212,100 shares were exercisable at prices ranging from $11.03 to $24.83.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock Awards and Restricted Stock Units

The Company granted 394,884, 358,464 and 217,000 restricted stock awards during 2021, 2020 and 2019 respectively. The weighted average grant date fair value of RSAs and RSUs granted in 2021, 2020 and 2019 was $20.43 per share, $18.20 per share and $20.76 per share, respectively. These awards will vest, in equal installments, over a period of approximately one to five years.

Compensation cost is recognized over the requisite service period, which is approximately one to five years, and amounted to $5.0 million, $5.3 million and $5.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. Total unrecognized compensation cost related to RSAs and RSUs was $9.4 million at December 31, 2021.

The table below summarizes activity related to the Company’s non-vested RSAs and RSUs for the year ended December 31, 2021.

	Shares	Weighted Average Fair Value
	(In thousands)
Nonvested at January 1, 2021	491	$19.36
Granted	395	20.43
Vested	(176)	19.51
Forfeited	(47)	21.23
Nonvested at December 31, 2021	663	$19.83

Under the 2018 Equity Incentive Plan, 6,607,285 shares of common stock were available for the granting of future stock-based awards as of December 31, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2021 and 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2021 and 2020, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2020, the Company had $25.8 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. These securities were redeemed on June 15, 2021.

The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2021 and 2020.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2021:
Total Capital (to Risk-Weighted Assets)
Company	$1,479,453	15.63%	$757,166	≥	8.00%			N/A
Bank	$1,436,988	15.18%	$757,136	≥	8.00%	$946,420	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,406,434	14.86%	$567,875	≥	6.00%			N/A
Bank	$1,363,879	14.41%	$567,852	≥	6.00%	$757,136	≥	8.00%
Common equity Tier 1 capital ratio
Company	$1,406,434	14.86%	$425,906	≥	4.50%			N/A
Bank	$1,363,879	14.41%	$425,889	≥	4.50%	$615,173	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$1,406,434	9.18%	$613,072	≥	4.00%			N/A
Bank	$1,363,879	8.90%	$612,983	≥	4.00%	$766,229	≥	5.00%
As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Company	$1,415,008	16.24%	$697,258	≥	8.00%			N/A
Bank	$1,372,184	15.75%	$696,849	≥	8.00%	$871,061	≥	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,312,316	15.06%	$522,944	≥	6.00%			N/A
Bank	$1,269,492	14.57%	$522,636	≥	6.00%	$696,849	≥	8.00%
Common equity Tier 1 capital ratio
Company	$1,287,316	14.77%	$392,208	≥	4.50%			N/A
Bank	$1,269,492	14.57%	$391,977	≥	4.50%	$566,189	≥	6.50%
Tier 1 Capital (to Average-Assets)
Company	$1,312,316	9.90%	$530,424	≥	4.00%			N/A
Bank	$1,269,492	9.58%	$530,164	≥	4.00%	$662,705	≥	5.00%

In addition, the California Financial Code limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2021, declare and pay additional dividends of approximately $160.3 million.

18. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2021. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the dates presented.

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,563,214	$—	$2,563,214	$—
CMO/REMIC	590,158	—	590,158	—
Municipal bonds	29,468	—	29,468	—
Other securities	1,083	—	1,083	—
Total investment securities - AFS	3,183,923	—	3,183,923	—
Interest rate swaps	14,163	—	14,163	—
Total assets	$3,198,086	$—	$3,198,086	$—
Description of liability
Interest rate swaps	$14,163	$—	$14,163	$—
Total liabilities	$14,163	$—	$14,163	$—

	Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$1,904,935	$—	$1,904,935	$—
CMO/REMIC	462,814	—	462,814	—
Municipal bonds	30,285	—	30,285	—
Other securities	889	—	889	—
Total investment securities - AFS	2,398,923	—	2,398,923	—
Interest rate swaps	30,181	—	30,181	—
Total assets	$2,429,104	$—	$2,429,104	$—
Description of liability
Interest rate swaps	$30,181	$—	$30,181	$—
Total liabilities	$30,181	$—	$30,181	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2021 and 2020, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2021
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
SBA	646	—	—	646	255
Commercial and industrial	340	—	—	340	3,275
Dairy & livestock and agribusiness	38	—	—	38	118
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	11
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$1,024	$—	$—	$1,024	$3,659

	Carrying Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2020
	(Dollars in thousands)
Description of assets
Impaired loans:
Commercial real estate	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
SBA	76	—	—	76	24
Commercial and industrial	4,266	—	—	4,266	2,316
Dairy & livestock and agribusiness	—	—	—	—	—
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	2,275	—	—	2,275	700
Asset held-for-sale	—	—	—	—	—
Total assets	$6,617	$—	$—	$6,617	$3,040

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as December 31, 2021 and 2020, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,732,548	$1,732,548	$—	$—	$1,732,548
Interest-earning balances due from depository institutions	25,999	—	25,999	—	25,999
Investment securities available-for-sale	3,183,923	—	3,183,923	—	3,183,923
Investment securities held-to-maturity	1,925,970	—	1,921,693	—	1,921,693
Total loans, net of allowance for credit losses	7,822,694	—	-	7,696,210	7,696,210
Swaps	14,163	—	14,163	—	14,163
Liabilities
Deposits:
Interest-bearing	$4,872,386	$—	$4,871,531	$—	$4,871,531
Borrowings	644,669	—	586,645	—	586,645
Junior subordinated debentures	-	—	-	—	-
Swaps	14,163	—	14,163	—	14,163

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,958,160	$1,958,160	$—	$—	$1,958,160
Interest-earning balances due from depository institutions	43,563	—	43,600	—	43,600
Investment securities available-for-sale	2,398,923	—	2,398,923	—	2,398,923
Investment securities held-to-maturity	578,626	—	604,223	—	604,223
Total loans, net of allowance for loan losses	8,255,116	—	—	8,256,178	8,256,178
Swaps	30,181	—	30,181	—	30,181
Liabilities
Deposits:
Interest-bearing	$4,281,114	$—	$4,281,952	$—	$4,281,952
Borrowings	444,406	—	444,349	—	444,349
Junior subordinated debentures	25,774	—	—	19,431	19,431
Swaps	30,181	—	30,181	—	30,181

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2021 and 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

19. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2021, the Bank has entered into 140 interest-rate swap agreements with customers with a notional amount totaling $493.2 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2021 and 2020, the total notional amount of the Company’s swaps was $493.2 million and $503.8 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,163	Other liabilities	$14,163
Total derivatives		$14,163		$14,163

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$30,181	Other liabilities	$30,181
Total derivatives		$30,181		$30,181

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Year Ended December 31,
		2021	2020	2019
		(Dollars in thousands)
Interest rate swaps	Other income	$382	$5,025	$1,806
Total		$382	$5,025	$1,806

20. OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of OCI for the periods presented.

	Year Ended December 31,
	2021			2020			2019
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(56,075)	$16,578	$(39,497)	$32,849	$(9,711)	$23,138	$45,486	$(13,447)	$32,039
Amortization of unrealized (losses) gains on securities transferred from available-for-sale to held-to-maturity	256	(76)	180	(572)	169	(403)	(1,614)	477	(1,137)
Net realized gain reclassified into earnings (1)	—	—	—	—	—	—	(5)	1	(4)
Net change	$(55,819)	$16,502	$(39,317)	$32,277	$(9,542)	$22,735	$43,867	$(12,969)	$30,898

(1)
Included in other noninterest income.

21. BALANCE SHEET OFFSETTING

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

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
December 31, 2021
Financial assets:
Derivatives not designated as hedging instruments	$14,163	$-	$-	$14,163	$-	$14,163
Total	$14,163	$-	$-	$14,163	$-	$14,163

Financial liabilities:
Derivatives not designated as hedging instruments	$23,502	$(9,339)	$14,163	$9,339	$(37,285)	$(13,783)
Repurchase agreements	642,388	-	642,388	-	(683,923)	(41,535)
Total	$665,890	$(9,339)	$656,551	$9,339	$(721,208)	$(55,318)

December 31, 2020
Financial assets:
Derivatives not designated as hedging instruments	$30,181	$-	$-	$30,181	$-	$30,181
Total	$30,181	$-	$-	$30,181	$-	$30,181

Financial liabilities:
Derivatives not designated as hedging instruments	$30,434	$(253)	$30,181	$253	$(63,730)	$(33,296)
Repurchase agreements	439,406	-	439,406	-	(483,603)	(44,197)
Total	$469,840	$(253)	$469,587	$253	$(547,333)	$(77,493)

22. LEASES

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	December 31,
	2021	2020
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$19,274	$19,112
Total lease liabilities	20,864	21,164

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$6,613	$6,558
Sublease income	—	—
Total lease expense	$6,613	$6,558

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$7,081	$7,387

	December 31,
	2020	2019
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.26	4.16
Weighted average discount rate	2.41%	2.80%

The Company’s lease arrangements that have not yet commenced as of December 31, 2021 and the Company’s short-term lease costs and variable lease costs, for the year ended December 31, 2021 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021, excluding property taxes and insurance, are as follows:

December 31, 2021
(Dollars in thousands)
Year:
2022	$6,515
2023	4,947
2024	3,795
2025	3,112
2026	2,101
Thereafter	1,438
Total future lease payments	21,908
Less: Imputed interest	(1,044)
Present value of lease liabilities	$20,864

23. REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606. As stated in Note 3 – Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods presented.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$17,152	$16,561	$20,010
Trust and investment services	11,571	9,978	9,525
Bankcard services	1,789	1,886	3,163
Gain on OREO, net	1,177	388	129
Other	7,007	11,277	9,951
Noninterest Income (in-scope of Topic 606)	38,696	40,090	42,778
Noninterest Income (out-of-scope of Topic 606)	8,689	9,780	16,264
Total noninterest income	$47,385	$49,870	$59,042

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

24. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The following tables provide the parent company only condensed balance sheets, condensed statements of earnings and condensed statements of cash flows for the periods presented.

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands)
Assets
Investment in subsidiaries	$2,038,948	$1,990,166
Other assets, net	67,998	68,679
Total assets	$2,106,946	$2,058,845
Liabilities	$25,443	$50,855
Stockholders’ equity	2,081,503	2,007,990
Total liabilities and stockholders’ equity	$2,106,946	$2,058,845

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Equity in net earnings of subsidiaries	$88,099	$(34,936)	$107,185
Dividends from the Bank	129,000	217,000	106,000
Other expense, net	(4,578)	(4,905)	(5,358)
Net earnings	$212,521	$177,159	$207,827

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$212,521	$177,159	$207,827
Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(217,099)	(182,064)	(213,185)
Tax settlement received from the Bank	7,659	—	1,008
Stock-based compensation	5,183	5,529	5,548
Other operating activities, net	(888)	(2,018)	(2,417)
Total adjustments	(205,145)	(178,553)	(209,046)
Net cash used in operating activities	7,376	(1,394)	(1,219)
Cash Flows from Investing Activities
Dividends received from the Bank	129,000	217,000	106,000
Net cash provided by investing activities	129,000	217,000	106,000
Cash Flows from Financing Activities
Repayment of junior subordinated debentures	(25,774)	—	—
Cash dividends on common stock	(97,733)	(98,475)	(95,352)
Proceeds from exercise of stock options	1,277	231	2,215
Repurchase of common stock	(8,337)	(92,772)	(2,640)
Net cash used in financing activities	(130,567)	(191,016)	(95,777)
Net increase in cash and cash equivalents	5,809	24,590	9,004
Cash and cash equivalents, beginning of period	55,644	31,054	22,050
Cash and cash equivalents, end of period	$61,453	$55,644	$31,054

25. SUBSEQUENT EVENTS

On January 7, 2022, the Company completed the previously announced merger transaction whereby Suncrest Bank ("Suncrest") merged with and into the Company's wholly-owned subsidiary Citizens Business Bank ("Citizens"), in accordance with the terms and conditions of that certain Agreement and Plan of Reorganization and Merger ("Merger Agreement"), dated as of July 27,2021, by and among the Company, Citizens and Suncrest, in a stock and cash transaction valued at approximately $237 million in aggregate, or $18.63 per Suncrest share based on CVB Financial Corp's closing stock price of $22.87 on January 7, 2022. Under the terms of the Merger Agreement, the Company issued approximately 8.6 million shares of Company common stock and approximately $39.6 million in aggregate cash consideration, including cash paid out in settlement of outstanding incentive stock option awards at Suncrest.

Suncrest Bank, headquartered in Visalia, California, had approximately $1.4 billion in total assets, $0.8 billion in net loans, $1.2 billion in total deposits and $179.0 million in total equity as of December 31, 2021. Tangible book value per share was $11.16 at December 31, 2021. Suncrest's seven branch locations and two loan production offices in California's Central Valley and the Sacramento area opened as Citizens Business Bank locations on January 10, 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 and Note 5 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for credit losses for loans evaluated on a collective basis using the Commercial Real Estate methodology.

As discussed in Note 3 and Note 5 to the consolidated financial statements, the Company’s total allowance for credit losses as December 31, 2021 was $65.0 million, a substantial portion of which relates to the allowance for credit losses on loans evaluated on a collective basis using the commercial real estate methodology (commercial ACL). The commercial ACL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into segments. The commercial ACL methodology includes an estimation framework that uses loss experience of data sets of unique loans to derive lifetime loss rates at the pool level during the average life, inclusive of prepayments. The methodology to estimate the commercial ACL is largely driven by portfolio characteristics, including loss history, original loan-to-value ratios, and macroeconomic variables and the associated economic outlook. The commercial ACL incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of the loan. The forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years 2-3, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The commercial ACL methodology incorporates unique macroeconomic variables based on risk drivers to the underlying portfolio. The Company reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

We identified the assessment of the December 31, 2021 commercial ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial ACL methodology, including the method used to estimate lifetime loss rates and the key assumptions: portfolio segmentation, prepayments, the economic forecast scenarios and their weightings and macroeconomic variables, and the length of the reasonable and supportable forecast period. The assessment also included the evaluation of the adjustments performed to align the life of loan loss rates with the current state of the portfolio. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the commercial ACL estimates, including controls over the:

•
development of the commercial ACL methodology
•
development of the lifetime loss rate methodology
•
ongoing monitoring of the lifetime loss rate methodology
•
identification and determination of the key assumptions used in the lifetime loss rate methodology
•
development of the adjustments performed to align the life of loan loss rates with the current state of the portfolio
•
analysis of the commercial ACL results, trends, and ratios.

We evaluated the Company’s process to develop the commercial ACL estimate by testing certain sources of data, factors, and assumptions used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•
evaluating the commercial ACL methodology for compliance with U.S. generally accepted accounting principles
•
evaluating judgments made relative to the development and performance monitoring of the lifetime loss rate methodology, including prepayments, by comparing them to Company-specific metrics and trends and the applicable industry and regulatory guidance
•
assessing the conceptual soundness and performance of the lifetime loss rate methodology, including their key assumptions, to determine whether the methodology was suitable for its intended use
•
evaluating the weighted economic forecast scenarios and underlying assumptions driving the macroeconomic variable changes, including the determination of the reasonable and supportable forecast period and weightings used by comparing it to the Company’s business environment and relevant industry practice
•
determining whether the loan portfolio is segmented by similar risk characteristics by comparing to specific portfolio risk characteristics and trends
•
evaluating the methodology used to develop the adjustments and the effect of those adjustments on the commercial ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying pool level metrics.

We also assessed the sufficiency of audit evidence obtained related to the December 31, 2021 commercial ACL by evaluating the:

•
cumulative results of the audit procedures

•
qualitative aspects of the Company’s accounting practices
•
potential bias in the accounting estimates

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Los Angeles, California

March 1, 2022