Form 10-Q
period 2022-03-31
CVB FINANCIAL CORP
filed 2022-05-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 141,057,031 outstanding as of April 29, 2022.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”,
“expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies and goals, and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, and the impact of acquisitions we have made or may make. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, workforce, operating platform and prospects remain uncertain. In addition, changes to statutes, regulations, or government or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve
System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the level of our nonperforming assets and charge-offs; the transition away from USD LIBOR and uncertainties regarding potential alternative reference rates, including SOFR; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which has changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods; possible credit related impairments or declines in the fair value of securities held by us; possible impairment charges to goodwill; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract deposits and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, such as the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions; cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national, or global level; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal proceedings; and our ability to manage the risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's 2021 Annual Report on Form 10-K filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$171,000	$90,012
Interest-earning balances due from Federal Reserve	1,482,039	1,642,536
Total cash and cash equivalents	1,653,039	1,732,548
Interest-earning balances due from depository institutions	6,859	25,999
Investment securities available-for-sale, at fair value (with amortized cost of $3,850,724 at March 31, 2022, and $3,185,249 at December 31, 2021)	3,647,330	3,183,923
Investment securities held-to-maturity (with fair value of $2,203,144 at March 31, 2022, and $1,921,693 at December 31, 2021)	2,362,741	1,925,970
Total investment securities	6,010,071	5,109,893
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	17,688
Loans and lease finance receivables	8,591,684	7,887,713
Allowance for credit losses	(76,119)	(65,019)
Net loans and lease finance receivables	8,515,565	7,822,694
Premises and equipment, net	53,435	49,096
Bank owned life insurance (BOLI)	259,254	251,570
Accrued interest receivable	37,308	34,204
Intangibles	27,310	25,394
Goodwill	765,822	663,707
Income taxes	83,639	32,603
Other assets	108,823	118,301
Total assets	$17,539,137	$15,883,697

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$9,107,304	$8,104,056
Interest-bearing	5,380,474	4,872,386
Total deposits	14,487,778	12,976,442
Customer repurchase agreements	598,909	642,388
Other borrowings	-	2,281
Deferred compensation	23,948	20,879
Payable for securities purchased	257,979	50,340
Other liabilities	95,480	109,864
Total liabilities	15,464,094	13,802,194

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 141,626,059 at March 31, 2022, and 135,526,025 at December 31, 2021	1,325,644	1,209,903
Retained earnings	895,661	875,568
Accumulated other comprehensive (loss) income, net of tax	(146,262)	(3,968)
Total stockholders' equity	2,075,043	2,081,503
Total liabilities and stockholders' equity	$17,539,137	$15,883,697

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Interest income:
Loans and leases, including fees	$89,461	$91,795
Investment securities:
Investment securities available-for-sale	12,832	9,159
Investment securities held-to-maturity	10,663	3,940
Total investment income	23,495	13,099
Dividends from FHLB stock	371	217
Interest-earning deposits with other institutions	773	413
Total interest income	114,100	105,524
Interest expense:
Deposits	1,127	1,812
Borrowings and customer repurchase agreements	133	141
Junior subordinated debentures	-	103
Total interest expense	1,260	2,056
Net interest income before provision for (recapture of) credit losses	112,840	103,468
Provision for (recapture of) credit losses	2,500	(19,500)
Net interest income after provision for (recapture of) credit losses	110,340	122,968
Noninterest income:
Service charges on deposit accounts	5,059	3,985
Trust and investment services	2,822	2,611
Bankcard services	416	350
BOLI income	1,349	4,624
Gain on OREO, net	-	429
Other	1,618	1,682
Total noninterest income	11,264	13,681
Noninterest expense:
Salaries and employee benefits	32,656	29,706
Occupancy and equipment	5,571	4,863
Professional services	2,045	2,168
Computer software expense	3,795	2,844
Marketing and promotion	1,458	725
Amortization of intangible assets	1,998	2,167
Acquisition related expenses	5,638	-
Other	5,077	4,690
Total noninterest expense	58,238	47,163
Earnings before income taxes	63,366	89,486
Income taxes	17,806	25,593
Net earnings	$45,560	$63,893

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(202,018)	$(40,310)
Less: Income tax benefit (expense) related to items of other comprehensive income	59,724	11,917
Other comprehensive (loss), net of tax	(142,294)	(28,393)
Comprehensive (loss) income	$(96,734)	$35,500

Basic earnings per common share	$0.31	$0.47
Diluted earnings per common share	$0.31	$0.47

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended March 31, 2022 and 2021

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2022	135,526	$1,209,903	$875,568	$(3,968)	$2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	-	-	197,069
Repurchase of common stock	(584)	(13,643)	-	-	(13,643)
Repurchase of common stock, ASR Plan	(2,544)	(56,000)	-	-	(56,000)
ASR Contract	-	(14,000)			(14,000)
Exercise of stock options	50	720	-	-	720
Shares issued pursuant to stock-based compensation plan	561	1,595	-	-	1,595
Cash dividends declared on common stock ($0.18 per share)	-	-	(25,467)	-	(25,467)
Net earnings	-	-	45,560	-	45,560
Other comprehensive loss	-	-	-	(142,294)	(142,294)
Balance, March 31, 2022	141,626	$1,325,644	$895,661	$(146,262)	$2,075,043

Balance, January 1, 2021	135,601	$1,211,780	$760,861	$35,349	$2,007,990
Repurchase of common stock	(22)	(502)	-	-	(502)
Exercise of stock options	40	891	-	-	891
Shares issued pursuant to stock-based compensation plan	301	1,282	-	-	1,282
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,495)	-	(24,495)
Net earnings	-	-	63,893	-	63,893
Other comprehensive loss	-	-	-	(28,393)	(28,393)
Balance, March 31, 2021	135,920	$1,213,451	$800,259	$6,956	$2,020,666

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Interest and dividends received	$114,010	$95,475
Service charges and other fees received	10,664	8,636
Interest paid	(1,254)	(1,859)
Net cash paid to vendors, employees and others	(48,292)	(56,221)
Income taxes	(16)	907
Net cash provided by operating activities	75,112	46,938
Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	4,712	-
Net change in interest-earning balances from depository institutions	29,140	15,815
Proceeds from sale of investment securities held-for-sale	-	-
Proceeds from repayment of investment securities available-for-sale	145,783	224,104
Proceeds from maturity of investment securities available-for-sale	-	-
Purchases of investment securities available-for-sale	(608,045)	(661,857)
Proceeds from repayment and maturity of investment securities held-to-maturity	174,125	35,766
Purchases of investment securities held-to-maturity	(483,426)	(545,681)
Net increase in equity investments	766	(4,961)
Net decrease in loan and lease finance receivables	75,661	64,167
Proceeds from sale of building, net of selling costs	-	1,157
Purchase of premises and equipment	(1,120)	(662)
Proceeds from BOLI death benefit	3,096	5,062
Proceeds from sales of other real estate owned	-	2,216
Cash acquired from acquisition, net of cash paid	329,001	-
Net cash used in investing activities	(330,307)	(864,874)
Cash Flows from Financing Activities
Net increase in other deposits	350,695	336,518
Net (decrease) increase in time deposits	(21,930)	5,636
Net decrease in other borrowings	(2,281)	-
Net (decrease) increase in customer repurchase agreements	(43,479)	66,940
Cash dividends on common stock	(24,396)	(24,408)
Repurchase of common stock	(13,643)	(502)
Repurchase of common stock, ASR Plan	(56,000)	-
ASR Contract	(14,000)	-
Proceeds from exercise of stock options	720	891
Net cash provided by financing activities	175,686	385,075
Net increase in cash and cash equivalents	(79,509)	(432,861)

Cash and cash equivalents, beginning of period	1,732,548	1,958,160
Cash and cash equivalents, end of period	$1,653,039	$1,525,299

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$45,560	$63,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	-	(189)
Gain on sale of other real estate owned	-	(399)
Increase in BOLI	(1,349)	(4,624)
Net amortization of premiums and discounts on investment securities	8,134	6,411
Accretion of discount for acquired loans, net	(1,843)	(4,028)
Provision for (recapture of) credit losses	2,500	(19,500)
Stock-based compensation	1,595	1,282
Depreciation and amortization, net	2,317	(3,526)
Change in other assets and liabilities	18,198	7,618
Total adjustments	29,552	(16,955)
Net cash provided by operating activities	$75,112	$46,938

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$257,979	$80,973
Issuance of common stock for acquisition	$197,069	$-

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County San Diego County, Ventura County, Santa Barbara County, and Central California. As of March 31, 2022, the Bank operated 65 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

On January 7, 2022, we completed the acquisition of Suncrest Bank ("Suncrest") with approximately $1.4 billion in total assets, acquired at fair value, and seven banking centers. Total assets at March 31, 2022 included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in Bank-Owned Life Insurance ("BOLI"). The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit premium. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration. Refer to Note 4 – Business Combinations of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification — Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC (“Form 10-K”).

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

4. BUSINESS COMBINATIONS

On January 7, 2022, the Company completed the acquisition of Suncrest, headquartered in Visalia, California. The Company acquired all of the assets and assumed all of the liabilities of Suncrest in a stock and cash transaction for $39.6 million in cash and $197.1 million in stock. As a result, Suncrest merged with and into the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further extend and strengthen its geographic presence in California’s Central Valley and the Sacramento metro area. At close, Suncrest had seven branch locations and two loan production offices, which re-opened as CBB locations on January 10, 2022.

The total fair value of assets acquired approximated $1.38 billion in total assets, including $329.0 million of cash and cash equivalents, net of cash paid, $131.1 million of investment securities, $765.9 million in net loans, $6.1 million in premises and equipment, $9.0 million in BOLI, and $33.7 million in other assets. The purchased credit deteriorated (“PCD”) loans were recorded at a fair value of $224.7 million, which was net of a discount of $13.1 million including a credit discount of $8.6 million. The assets acquired also include a core deposit intangible of $3.9 million and goodwill of $102.1 million. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The total fair value of liabilities assumed was $1.19 billion, which included $512.8 million of noninterest-bearing deposits and $669.8 million of interest-bearing deposits, and $6.2 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of January 7, 2022. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. For the assets acquired and liabilities assumed, the Company considers the fair value of the net loans and the related deferred tax asset to be provisional, specifically the PCD loans, while the Company obtains additional information relevant to the fair value.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statements of income is not material.

For the three months ended March 31, 2022, the Company incurred non-recurring merger related expenses associated with the Suncrest acquisition of $5.6 million.

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

	March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,243,037	$3,973	$(166,018)	$3,080,992	84.47%
CMO/REMIC	578,213	65	(41,281)	536,997	14.72%
Municipal bonds	28,364	218	(351)	28,231	0.77%
Other securities	1,110	-	-	1,110	0.04%
Total available-for-sale securities	$3,850,724	$4,256	$(207,650)	$3,647,330	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$570,332	$722	$(52,738)	$518,316	24.14%
Mortgage-backed securities	632,012	227	(43,928)	588,311	26.75%
CMO/REMIC	818,279	-	(44,778)	773,501	34.63%
Municipal bonds	342,118	758	(19,860)	323,016	14.48%
Total held-to-maturity securities	$2,362,741	$1,707	$(161,304)	$2,203,144	100.00%

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,553,246	$25,873	$(15,905)	$2,563,214	80.50%
CMO/REMIC	602,555	1,586	(13,983)	590,158	18.53%
Municipal bonds	28,365	1,103	-	29,468	0.93%
Other securities	1,083	-	-	1,083	0.04%
Total available-for-sale securities	$3,185,249	$28,562	$(29,888)	$3,183,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$576,899	$5,907	$(7,312)	$575,494	29.95%
Mortgage-backed securities	647,390	4,109	(6,106)	645,393	33.61%
CMO/REMIC	490,670	596	(5,030)	486,236	25.48%
Municipal bonds	211,011	4,714	(1,155)	214,570	10.96%
Total held-to-maturity securities	$1,925,970	$15,326	$(19,603)	$1,921,693	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$12,649	$8,968
Tax-advantaged	183	191
Total interest income from available-for-sale securities	12,832	9,159
Investment securities held-to-maturity:
Taxable	9,105	2,811
Tax-advantaged	1,558	1,129
Total interest income from held-to-maturity securities	10,663	3,940
Total interest income from investment securities	$23,495	$13,099

The adoption of CECL did not and continues to not have a material impact on the Company's accounting for investment securities, as approximately 94% of the total investment securities portfolio at March 31, 2022 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA- or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the new CECL model was zero at March 31, 2022 and December 31, 2021.

We adopted ASU 2016-13 on January 1, 2020, on a prospective basis. Under this ASU, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our AFS and HTM securities. Management determined that there were no credit losses for securities in an unrealized loss position as of March 31, 2022 and December 31, 2021.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,551,620	$(92,654)	$851,349	$(73,364)	$2,402,969	$(166,018)
CMO/REMIC	192,973	(10,983)	331,988	(30,298)	524,961	(41,281)
Municipal bonds	14,990	(351)	-	-	14,990	(351)
Total available-for-sale securities	$1,759,583	$(103,988)	$1,183,337	$(103,662)	$2,942,920	$(207,650)
Investment securities held-to-maturity:
Government agency/GSE	$242,300	$(21,492)	$242,589	$(31,246)	$484,889	$(52,738)
Mortgage-backed securities	560,752	(43,438)	4,518	(490)	565,270	(43,928)
CMO/REMIC	773,501	(44,778)	-	-	773,501	(44,778)
Municipal bonds	178,881	(12,670)	58,587	(7,190)	237,468	(19,860)
Total held-to-maturity securities	$1,755,434	$(122,378)	$305,694	$(38,926)	$2,061,128	$(161,304)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

At March 31, 2022 and December 31, 2021, investment securities having a carrying value of approximately $2.53 billion and $2.18 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2022, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2022
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$14,945	$14,963	$9,188	$9,044
Due after one year through five years	1,270,685	1,220,048	628,543	601,064
Due after five years through ten years	1,904,250	1,782,675	537,429	503,542
Due after ten years	660,844	629,644	1,187,581	1,089,494
Total investment securities	$3,850,724	$3,647,330	$2,362,741	$2,203,144

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2022.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)

Commercial real estate	$6,470,841	$5,789,730
Construction	73,478	62,264
SBA	311,238	288,600
SBA - Paycheck Protection Program (PPP)	121,189	186,585
Commercial and industrial	924,780	813,063
Dairy & livestock and agribusiness	292,784	386,219
Municipal lease finance receivables	65,543	45,933
SFR mortgage	255,136	240,654
Consumer and other loans	76,695	74,665
Total loans, at amortized cost	8,591,684	7,887,713
Less: Allowance for credit losses	(76,119)	(65,019)
Total loans and lease finance receivables, net	$8,515,565	$7,822,694

As of March 31, 2022, 79.14% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 75.32% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of March 31, 2022, $504.5 million, or 7.80% of the total commercial real estate loans included loans secured by farmland, compared to $364.4 million, or 6.29%, at December 31, 2021. The loans secured by farmland included $134.5 million for loans secured by dairy & livestock land and $370.0 million for loans secured by agricultural land at March 31, 2022, compared to $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021. As of March 31, 2022, dairy & livestock and agribusiness loans of $292.8 million were comprised of $241.7 million for dairy & livestock loans and $51.1 million for agribusiness loans, compared to $386.2 million were comprised of $351.7 million for dairy & livestock loans and $34.5 million for agribusiness loans at December 31, 2021.

At March 31, 2022 and December 31, 2021, loans totaling $4.09 billion and $3.96 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of March 31, 2022 and December 31, 2021.

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

The following table summarizes loans by type and origination year, including acquired Suncrest loans in the year of origination, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$309,734	$1,266,416	$1,034,822	$650,330	$584,265	$2,195,297	$203,627	$34,407	$6,278,898
Special Mention	511	6,368	26,868	13,203	21,280	86,656	3,285	5,500	163,671
Substandard	-	3,524	553	447	6,983	14,153	2,500	112	28,272
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$310,245	$1,276,308	$1,062,243	$663,980	$612,528	$2,296,106	$209,412	$40,019	$6,470,841

Construction loans:
Risk Rating:
Pass	$3,150	$20,766	$24,308	$-	$1,389	$-	$20,083	$-	$69,696
Special Mention	-	-	-	-	3,782	-	-	-	3,782
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$3,150	$20,766	$24,308	$-	$5,171	$-	$20,083	$-	$73,478

SBA loans:
Risk Rating:
Pass	$29,451	$65,744	$36,025	$11,881	$31,312	$116,138	$201	$-	$290,752
Special Mention	-	-	1,854	1,341	1,442	5,224	-	-	9,861
Substandard	-	-	-	-	768	9,857	-	-	10,625
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$29,451	$65,744	$37,879	$13,222	$33,522	$131,219	$201	$-	$311,238

SBA - PPP loans:
Risk Rating:
Pass	$-	$112,623	$7,867	$-	$-	$-	$-	$-	$120,490
Special Mention	-	562	-	-	-	-	-	-	562
Substandard	-	135	2	-	-	-	-	-	137
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$-	$113,320	$7,869	$-	$-	$-	$-	$-	$121,189

Commercial and industrial loans:
Risk Rating:
Pass	$44,239	$163,488	$90,575	$119,147	$53,297	$112,214	$307,641	$6,954	$897,555
Special Mention	-	1,849	2,052	3,407	1,787	299	7,338	463	17,195
Substandard	-	246	6	326	4,381	1,029	1,510	2,532	10,030
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$44,239	$165,583	$92,633	$122,880	$59,465	$113,542	$316,489	$9,949	$924,780

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$749	$4,012	$3,138	$1,175	$1,140	$1,334	$263,440	$399	$275,387
Special Mention	-	-	-	-	-	-	3,947	1,283	5,230
Substandard	-	-	-	-	1,794	898	3,426	6,049	12,167
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$749	$4,012	$3,138	$1,175	$2,934	$2,232	$270,813	$7,731	$292,784

Municipal lease finance receivables loans:
Risk Rating:
Pass	$-	$13,087	$7,416	$4,417	$5,196	$34,896	$-	$-	$65,012
Special Mention	-	-	-	-	-	339	-	-	339
Substandard	-	-	-	-	-	192	-	-	192
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$-	$13,087	$7,416	$4,417	$5,196	$35,427	$-	$-	$65,543

SFR mortgage loans:
Risk Rating:
Pass	$29,913	$48,149	$47,066	$39,231	$18,257	$69,355	$451	$-	$252,422
Special Mention	-	-	961	-	-	-	-	-	961
Substandard	-	-	-	-	-	1,350	-	403	1,753
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$29,913	$48,149	$48,027	$39,231	$18,257	$70,705	$451	$403	$255,136

Consumer and other loans:
Risk Rating:
Pass	$5,613	$4,379	$1,789	$1,302	$423	$1,472	$55,811	$3,211	$74,000
Special Mention	-	771	-	-	-	-	590	402	1,763
Substandard	-	-	-	-	-	15	5	912	932
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$5,613	$5,150	$1,789	$1,302	$423	$1,487	$56,406	$4,525	$76,695

Total Loans:
Risk Rating:
Pass	$422,849	$1,698,664	$1,253,006	$827,483	$695,279	$2,530,706	$851,254	$44,971	$8,324,212
Special Mention	511	9,550	31,735	17,951	28,291	92,518	15,160	7,648	203,364
Substandard	-	3,905	561	773	13,926	27,494	7,441	10,008	64,108
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$423,360	$1,712,119	$1,285,302	$846,207	$737,496	$2,650,718	$873,855	$62,627	$8,591,684

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,137,714	$963,697	$591,202	$534,468	$484,721	$1,704,267	$156,841	$33,564	$5,606,474
Special Mention	3,133	20,640	14,477	16,097	43,262	44,045	6,970	6,800	155,424
Substandard	-	-	2,859	6,933	4,646	7,329	5,951	114	27,832
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$1,140,847	$984,337	$608,538	$557,498	$532,629	$1,755,641	$169,762	$40,478	$5,789,730

Construction loans:
Risk Rating:
Pass	$10,511	$15,896	$7,236	$-	$-	$-	$25,262	$-	$58,905
Special Mention	-	-	-	3,359	-	-	-	-	3,359
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$10,511	$15,896	$7,236	$3,359	$-	$-	$25,262	$-	$62,264

SBA loans:
Risk Rating:
Pass	$70,929	$36,468	$11,129	$36,068	$38,504	$78,527	$-	$-	$271,625
Special Mention	-	-	-	-	4,056	2,700	-	-	6,756
Substandard	-	-	-	785	4,092	5,342	-	-	10,219
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$70,929	$36,468	$11,129	$36,853	$46,652	$86,569	$-	$-	$288,600

SBA - PPP loans:
Risk Rating:
Pass	$183,614	$2,969	$-	$-	$-	$-	$-	$-	$186,583
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	2	-	-	-	-	-	-	2
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$183,614	$2,971	$-	$-	$-	$-	$-	$-	$186,585

Commercial and industrial loans:
Risk Rating:
Pass	$145,494	$81,944	$126,647	$54,690	$32,455	$73,600	$267,659	$6,992	$789,481
Special Mention	1,556	1,929	127	1,396	394	26	9,369	177	14,974
Substandard	244	6	602	1,712	505	475	1,991	3,073	8,608
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$147,294	$83,879	$127,376	$57,798	$33,354	$74,101	$279,019	$10,242	$813,063

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,756	$942	$1,285	$1,035	$95	$295	$364,312	$454	$370,174
Special Mention	1,052	-	-	-	-	-	6,979	1,301	9,332
Substandard	-	-	-	37	-	-	-	6,676	6,713
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$2,808	$942	$1,285	$1,072	$95	$295	$371,291	$8,431	$386,219

Municipal lease finance receivables loans:
Risk Rating:
Pass	$9,310	$7,666	$-	$279	$9,528	$18,811	$-	$-	$45,594
Special Mention	-	-	-	-	-	339	-	-	339
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$9,310	$7,666	$-	$279	$9,528	$19,150	$-	$-	$45,933

SFR mortgage loans:
Risk Rating:
Pass	$48,813	$49,261	$41,776	$19,877	$16,046	$61,965	$451	$-	$238,189
Special Mention	8	-	-	-	-	-	-	-	8
Substandard	-	-	-	-	-	2,052	-	405	2,457
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$48,821	$49,261	$41,776	$19,877	$16,046	$64,017	$451	$405	$240,654

Consumer and other loans:
Risk Rating:
Pass	$5,145	$1,947	$1,415	$469	$386	$1,611	$58,060	$3,378	$72,411
Special Mention	839	-	-	-	-	150	591	403	1,983
Substandard	-	-	-	-	-	15	5	251	271
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$5,984	$1,947	$1,415	$469	$386	$1,776	$58,656	$4,032	$74,665

Total Loans:
Risk Rating:
Pass	$1,613,286	$1,160,790	$780,690	$646,886	$581,735	$1,939,076	$872,585	$44,388	$7,639,436
Special Mention	6,588	22,569	14,604	20,852	47,712	47,260	23,909	8,681	192,175
Substandard	244	8	3,461	9,467	9,243	15,213	7,947	10,519	56,102
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$1,620,118	$1,183,367	$798,755	$677,205	$638,690	$2,001,549	$904,441	$63,588	$7,887,713

Allowance for Credit Losses ("ACL")

Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion concerning the allowance for credit losses.

The ACL totaled $76.1 million at March 31, 2022, compared to $65.0 million at December 31, 2021. As a result of the acquisition of Suncrest, we recorded a provision for credit loss of $4.9 million on January 7, 2022 to establish the ACL for the acquired loans that were not considered purchased credit deteriorated (“PCD”). The ACL at January 7, 2022, also included $8.6 million for the acquired Suncrest PCD loans. The $11.1 million increase in the ACL from December 31, 2021 to March 31, 2022 is comprised of the $8.6 million for the Suncrest PCD loans and a $2.5 million provision for credit losses for the first quarter of 2022. The $2.5 million provision for credit losses was the net result of the January 7, 2022 provision for credit loss recorded for the acquisition of the Suncrest non-PCD loans and a $2.4 million recapture of provision due to the net impact of improvements in the underlying loan characteristics of certain classified loans and the impact of changes in the economic forecast of certain macroeconomic variables compared to the end of 2021. At March 31, 2022, the ACL as a percentage of total loans and leases, at amortized cost, was 0.89%, or 0.90% of total loans when excluding the $121.2 million in PPP loans. This compares to 0.82% and 0.84% at December 31, 2021, respectively. Net charge-offs were $5,000 for the three months ended March 31, 2022, which compares to $2.4 million in net charge-offs for the same period of 2021. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario. Our weighted forecast assumes GDP will increase by 2.6% in 2022, 1.3% for 2023 and then grow by 3% in 2024. The unemployment rate is forecasted to be 4.3% in 2022, 5.2% in 2023 and then decline to 4.7% in 2024.

Management believes that the ACL was appropriate at March 31, 2022 and December 31, 2021. Due to inflationary pressures from global supply chain issues and geopolitical events, as well as the uncertainty around the epidemiological assumptions and ongoing impact of government responses to the pandemic that may impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended March 31, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	(Recapture of) Provision for Credit Losses	Ending Balance March 31, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$-	$-	$5,086	$4,127	$(2,328)	$57,835
Construction	765	-	3	122	58	40	988
SBA	2,668	-	5	62	64	25	2,824
Commercial and industrial	6,669	(15)	3	500	508	(834)	6,831
Dairy & livestock and agribusiness	3,066	-	-	2,832	149	656	6,703
Municipal lease finance receivables	100	-	-	3	26	23	152
SFR mortgage	188	-	-	-	-	39	227
Consumer and other loans	613	(1)	-	-	-	(53)	559
Total allowance for credit losses	$65,019	$(16)	$11	$8,605	$4,932	$(2,432)	$76,119

	Three Months Ended March 31, 2021
	Ending Balance December 31, 2020	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance March 31, 2021
	(Dollars in thousands)
Commercial real estate	$75,439	$-	$-	$(18,867)	$56,572
Construction	1,934	-	3	(59)	1,878
SBA	2,992	-	4	(484)	2,512
Commercial and industrial	7,142	(2,475)	2	1,770	6,439
Dairy & livestock and agribusiness	3,949	-	-	(1,227)	2,722
Municipal lease finance receivables	74	-	-	(39)	35
SFR mortgage	367	-	79	(148)	298
Consumer and other loans	1,795	-	-	(446)	1,349
Total allowance for credit losses	$93,692	$(2,475)	$88	$(19,500)	$71,805

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$113	$3,523	$2,789	$6,425	$2,386,781	$2,393,206
Non-owner occupied	565	-	-	565	4,077,070	4,077,635
Construction
Speculative (1)	-	-	-	-	65,022	65,022
Non-speculative	-	-	-	-	8,456	8,456
SBA	1,429	-	695	2,124	309,114	311,238
SBA - PPP	-	-	2	2	121,187	121,189
Commercial and industrial	118	371	675	1,164	923,616	924,780
Dairy & livestock and agribusiness	1,099	2,313	-	3,412	289,372	292,784
Municipal lease finance receivables	-	-	-	-	65,543	65,543
SFR mortgage	403	-	-	403	254,733	255,136
Consumer and other loans	-	-	40	40	76,655	76,695
Total loans	$3,727	$6,207	$4,201	$14,135	$8,577,549	$8,591,684

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$438	$-	$3,383	$3,821	$2,127,979	$2,131,800
Non-owner occupied	-	-	-	-	3,657,930	3,657,930
Construction
Speculative (1)	-	-	-	-	44,859	44,859
Non-speculative	-	-	-	-	17,405	17,405
SBA	417	1,145	339	1,901	286,699	288,600
SBA - PPP	-	-	-	-	186,585	186,585
Commercial and industrial	-	16	1,356	1,372	811,691	813,063
Dairy & livestock and agribusiness	-	-	-	-	386,219	386,219
Municipal lease finance receivables	-	-	-	-	45,933	45,933
SFR mortgage	1,040	-	-	1,040	239,614	240,654
Consumer and other loans	-	-	42	42	74,623	74,665
Total loans	$1,895	$1,161	$5,120	$8,176	$7,879,537	$7,887,713

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of March 31, 2022 and December 31, 2021 by type of loan.

	March 31, 2022
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$4,052	$7,055	$-
Non-owner occupied	-	-	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	152	1,575	-
SBA - PPP	2	2	-
Commercial and industrial	1,246	1,771	-
Dairy & livestock and agribusiness	17	2,655	-
Municipal lease finance receivables	-	-	-
SFR mortgage	167	167	-
Consumer and other loans	40	40	-
Total loans	$5,676	$13,265	$-

(1)
As of March 31, 2022, $1.8 million of nonaccruing loans were current, $1.1 million were 30-59 days past due, $6.2 million were 60-89 days past due, and $4.2 million were 90+ days past due.
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

	March 31, 2022			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$11,967	$-	$-	14
Construction	-	-	-	-
SBA	398	1,177	-	11
SBA - PPP	-	-	-	-
Commercial and industrial	594	4,761	94	19
Dairy & livestock and agribusiness	131	17	2,867	8
Municipal lease finance receivables	-	-	-	-
SFR mortgage	168	-	-	1
Consumer and other loans	40	-	4	2
Total collateral-dependent loans	$13,298	$5,955	$2,965	55

	December 31, 2021			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$6,001	$-	$-	6
Construction	-	-	-	-
SBA	405	517	112	10
SBA - PPP	-	-	-	-
Commercial and industrial	688	5,133	96	19
Dairy & livestock and agribusiness	-	-	-	-
Municipal lease finance receivables	-	-	-	-
SFR mortgage	380	-	-	2
Consumer and other loans	158	-	-	2
Total collateral-dependent loans	$7,632	$5,650	$208	39

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.0 million for the off-balance sheet credit exposures as of March 31, 2022. There was no provision or recapture of provision for unfunded loan commitments for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the balance in this reserve was $8.0 million and was included in other liabilities.

Troubled Debt Restructurings (“TDRs”)

Loans that are reported as TDRs are considered impaired and charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion regarding TDRs.

As of March 31, 2022, there were $5.3 million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At March 31, 2022, performing TDRs were comprised of three commercial and industrial loans of $1.9 million, one commercial real estate loan of $2.4 million, and five SFR mortgage loans of $1.0 million.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We have no allocated allowance to TDRs as of March 31, 2022 and December 31, 2021.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$5,293	$2,159
New modifications	-	4,643
Payoffs/payments, net and other	(34)	(989)
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-
Ending balance	$5,259	$5,813
Nonperforming TDRs:
Beginning balance	$-	$-
New modifications	-	-
Charge-offs	-	-
Payoffs/payments, net and other	-	-
TDRs returned to accrual status	-	-
TDRs placed on nonaccrual status	-	-
Ending balance	$-	$-
Total TDRs	$5,259	$5,813

The following tables summarize loans modified as TDRs for the period presented.

Modifications (1)

For the Three Months Ended March 31, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2022	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	-	$-	$-	$-	$-

For the Three Months Ended March 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at March 31, 2021	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	4,643	4,643	4,443	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	2	$4,643	$4,643	$4,443	$-

(1)
The tables above exclude modified loans that were paid off prior to the end of the period.
(2)
Financial effects resulting from modifications represent charge-offs and current allowance for credit losses at modification date.

As of March 31, 2022 and 2021, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2022 and 2021, respectively.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2022 and March 31, 2021, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 374,000 and 117,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$45,560	$63,893
Less: Net earnings allocated to restricted stock	253	309
Net earnings allocated to common shareholders	$45,307	$63,584
Weighted average shares outstanding	144,725	135,175
Basic earnings per common share	$0.31	$0.47

Diluted earnings per common share:
Net income allocated to common shareholders	$45,307	$63,584
Weighted average shares outstanding	144,725	135,175
Incremental shares from assumed exercise of outstanding options	294	253
Diluted weighted average shares outstanding	145,019	135,428
Diluted earnings per common share	$0.31	$0.47

8. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The valuation methodologies for financial assets and liabilities measured at fair value on a recurring and non-recurring basis are described in Note 18 — Fair Value Information, included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$3,080,992	$-	$3,080,992	$-
CMO/REMIC	536,997	-	536,997	-
Municipal bonds	28,231	-	28,231	-
Other securities	1,110	-	1,110	-
Total investment securities - AFS	3,647,330	-	3,647,330	-
Interest rate swaps	3,653	-	3,653	-
Total assets	$3,650,983	$-	$3,650,983	$-
Description of liability
Interest rate swaps	$3,653	$-	$3,653	$-
Total liabilities	$3,653	$-	$3,653	$-

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,563,214	$-	$2,563,214	$-
CMO/REMIC	590,158	-	590,158	-
Municipal bonds	29,468	-	29,468	-
Other securities	1,083	-	1,083	-
Total investment securities - AFS	3,183,923	-	3,183,923	-
Interest rate swaps	14,163	-	14,163	-
Total assets	$3,198,086	$-	$3,198,086	$-
Description of liability
Interest rate swaps	$14,163	$-	$14,163	$-
Total liabilities	$14,163	$-	$14,163	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at March 31, 2022 and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period. These losses on collateral dependent loans represent the amount of the allowance for credit losses and/or charge-offs during the period applicable to loans held at period-end. The amount of the allowance is included in the ACL.

	Carrying Value at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2022
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$3,003	$-	$-	$3,003	$1,233
Construction	-	-	-	-	-
SBA	355	-	-	355	82
Commercial and industrial	418	-	-	418	98
Dairy & livestock and agribusiness	2,638	-	-	2,638	2,497
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	1
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-
Total assets	$6,414	$-	$-	$6,414	$3,911

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2021
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
SBA	646	-	-	646	255
Commercial and industrial	340	-	-	340	3,275
Dairy & livestock and agribusiness	38	-	-	38	118
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	11
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-
Total assets	$1,024	$-	$-	$1,024	$3,659

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2022 and December 31, 2021, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,653,039	$1,653,039	$-	$-	$1,653,039
Interest-earning balances due from depository institutions	6,859	-	6,859	-	6,859
Investment securities available-for-sale	3,647,330	-	3,647,330	-	3,647,330
Investment securities held-to-maturity	2,362,741	-	2,203,144	-	2,203,144
Total loans, net of allowance for credit losses	8,515,565	-	-	8,513,262	8,513,262
Swaps	3,653	-	3,653	-	3,653
Liabilities
Deposits:
Interest-bearing	$5,380,474	$-	$5,380,814	$-	$5,380,814
Borrowings	598,909	-	604,700	-	604,700
Junior subordinated debentures	-	-	-	-	-
Swaps	3,653	-	3,653	-	3,653

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,732,548	$1,732,548	$-	$-	$1,732,548
Interest-earning balances due from depository institutions	25,999	-	25,999	-	25,999
Investment securities available-for-sale	3,183,923	-	3,183,923	-	3,183,923
Investment securities held-to-maturity	1,925,970	-	1,921,693	-	1,921,693
Total loans, net of allowance for credit losses	7,822,694	-	-	7,696,210	7,696,210
Swaps	14,163	-	14,163	-	14,163
Liabilities
Deposits:
Interest-bearing	$4,872,386	$-	$4,871,531	$-	$4,871,531
Borrowings	644,669	-	586,645	-	586,645
Junior subordinated debentures	-	-	-	-	-
Swaps	14,163	-	14,163	-	14,163

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2022, the Bank has entered into 134 interest-rate swap agreements with customers with a notional amount totaling $472.2 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2022 and December 31, 2021, the total notional amount of the Company’s swaps was $472.2 million, and $493.2 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	March 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$3,653	Other liabilities	$3,653
Total derivatives		$3,653		$3,653

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,163	Other liabilities	$14,163
Total derivatives		$14,163		$14,163

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
		2022	2021
		(Dollars in thousands)
Interest rate swaps	Other income	$-	$215
Total		$-	$215

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended March 31,
	2022			2021
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(202,072)	$59,740	$(142,332)	$(40,391)	$11,941	$(28,450)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	54	(16)	38	81	(24)	57
Net change	$(202,018)	$59,724	$(142,294)	$(40,310)	$11,917	$(28,393)

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

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
March 31, 2022
Financial assets:
Derivatives not designated as hedging instruments	$3,653	$-	$-	$3,653	$-	$3,653
Total	$3,653	$-	$-	$3,653	$-	$3,653

Financial liabilities:
Derivatives not designated as hedging instruments	$29,694	$(26,041)	$3,653	$26,041	$(16,807)	$12,887
Repurchase agreements	598,909	-	598,909	-	(833,418)	(234,509)
Total	$628,603	$(26,041)	$602,562	$26,041	$(850,225)	$(221,622)

December 31, 2021
Financial assets:
Derivatives not designated as hedging instruments	$14,163	$-	$-	$14,163	$-	$14,163
Total	$14,163	$-	$-	$14,163	$-	$14,163

Financial liabilities:
Derivatives not designated as hedging instruments	$23,502	$(9,339)	$14,163	$9,339	$(37,285)	$(13,783)
Repurchase agreements	642,388	-	642,388	-	(683,923)	(41,535)
Total	$665,890	$(9,339)	$656,551	$9,339	$(721,208)	$(55,318)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$21,849	$19,274
Total lease liabilities	23,428	20,864

	Three Months Ended March 31,
	2022	2021

Lease Cost
Operating lease expense (1)	$1,846	$1,662
Sublease income	-	-
Total lease expense	$1,846	$1,662

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,851	$1,819

	March 31, 2022	December 31, 2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.30	4.26
Weighted average discount rate	2.36%	2.41%

The Company’s lease arrangements that have not yet commenced as of March 31, 2022 and the Company’s short-term lease costs and variable lease costs, for the three months ended March 31, 2022 and 2021 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2022, excluding property taxes and insurance, are as follows:

March 31, 2022
(Dollars in thousands)
Year:
2022 (excluding the three months ended March 31, 2022)	$5,440
2023	5,914
2024	4,706
2025	3,931
2026	2,665
Thereafter	1,964
Total future lease payments	24,620
Less: Imputed interest	(1,192)
Present value of lease liabilities	$23,428

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,059	$3,985
Trust and investment services	2,822	2,611
Bankcard services	416	350
Gain on OREO, net	-	429
Other	1,618	1,682
Noninterest Income (in-scope of Topic 606)	9,915	9,057
Noninterest Income (out-of-scope of Topic 606)	1,349	4,624
Total noninterest income	$11,264	$13,681

Refer to Note 3 – Summary of Significant Accounting Policies and Note 23 – Revenue Recognition, included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion about noninterest revenue streams that are in-scope of Topic 606.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

IMPACT OF COVID-19

The spread of COVID-19 starting in 2020 created a global public health crisis that has resulted in unprecedented volatility and disruption in financial markets and deterioration in economic activity and market conditions in the markets we serve. The pandemic affected our customers and the communities we serve. We recorded a $23.5 million provision for credit losses for the year ended December 31, 2020 due to the forecast, at that time, of a severe economic downturn resulting from the onset of the COVID-19 pandemic. In response to the anticipated effects of the pandemic on the U.S. economy, the Board of Governors of the Federal Reserve System (“FRB”) took significant actions, including a reduction in the target range of the federal funds rate to 0.0% to 0.25% in 2020 and established a program of purchases of Treasury and mortgage-backed securities. A $19.5 million recapture of provision for credit losses was recorded in the first quarter of 2021, resulting from improvements in our economic forecast of certain macroeconomic variables resulting from significant monetary and fiscal stimulus, as well as the wide availability of vaccines.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contain substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized businesses through 100% Small Business Administration (“SBA”) guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. Legislation passed on April 24, 2020 provided additional PPP funds of $310 billion. During 2020, we originated and funded approximately 4,100 loans, totaling $1.1 billion. Greater than 99% of these loans have been granted forgiveness as of March 31, 2022. In response to the COVID-19 pandemic and the CARES Act, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion was set aside for Second Draw (“round two”) PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 were not eligible for Second Draw loans. Further, maximum loan amounts were increased for accommodation and food service businesses. We originated approximately 1,900 round two loans totaling $420 million. The Paycheck Protection Program officially ended on May 31, 2021. As of March 31, 2022, the remaining outstanding balance of PPP loans was $121.2 million, including $8.9 million for round one and $112.3 million for round two.

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
•
Business Combinations
•
Valuation and Recoverability of Goodwill
•
Income Taxes

Our significant accounting policies are described in greater detail in our 2021 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2021, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Pronouncements but Not Adopted as of March 31, 2022

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

1st Quarter 2020 through the 4th Quarter 2022

The Company established a LIBOR Transition Task Force in 2020, which has inventoried our instruments that reflect exposure to LIBOR, created a framework to manage the transition and established a timeline for key decisions and actions, and started the transition from LIBOR in 2021. The Company continues to assess the impacts of this transition and alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate and adjustable-rate loans that are indexed to LIBOR. The Company stopped originating loans indexed to LIBOR at the end of 2021, while continuing to use various alternative indexes. We do not expect this ASU to have a material impact on the Company's consolidated financial statements.

OVERVIEW

For the first quarter of 2022, we reported net earnings of $45.6 million, compared with $47.7 million for the fourth quarter of 2021 and $63.9 million for the first quarter of 2021. Diluted earnings per share were $0.31 for the first quarter, compared to $0.35 for the prior quarter and $0.47 for the same period last year. The first quarter of 2022 included $2.5 million in provision for credit losses, compared to $19.5 million of provision recaptured in the first quarter of 2021. The fourth quarter of 2021 did not include a recapture of or provision for credit losses. Net income of $45.6 million for the first quarter of 2022 produced an annualized return on average equity (“ROAE”) of 8.24%, an annualized return on average tangible common equity (“ROATCE”) of 13.08%, and an annualized return on average assets (“ROAA”) of 1.06%. Our net interest margin, tax equivalent (“NIM”), was 2.90% for the first quarter of 2022, while our efficiency ratio was 46.93%, or 42.38% when $5.6 million of acquisition expenses are excluded.

On January 7, 2022, we completed the acquisition of Suncrest Bank (“Suncrest”). Our financial statements for the first quarter included 83 days of Suncrest operations, post-merger. At close, Citizens Business Bank acquired loans with a fair value of $774.5 million, assumed $512.8 million of noninterest-bearing deposits, and $669.8 million of interest-bearing deposits. We incurred $5.6 million in acquisition expense during the first quarter of 2022, as a result of the Suncrest merger.

As a result of the acquisition of Suncrest, we recorded a provision for credit loss of $4.9 million on January 7, 2022 for the acquired loans that were not considered purchased credit deteriorated (“PCD”). The $2.5 million provision for credit losses for the first quarter of 2022 was the net result of the January 7, 2022 provision for credit losses recorded for the acquisition of the Suncrest non-PCD loans and a $2.4 million recapture of provision due to the net impact of improvements in the underlying loan characteristics of certain classified loans and the impact of changes in the economic forecast of certain macroeconomic variables compared to the end of 2021. During the first quarter of 2022, we experienced credit charge-offs of $16,000 and total recoveries of $11,000, resulting in net charge-offs of $5,000.

At March 31, 2022, total assets of $17.54 billion increased by $1.66 billion, or 10.42%, from total assets of $15.88 billion at December 31, 2021. Interest-earning assets of $16.1 billion at March 31, 2022 increased by $1.42 billion, or 9.70%, when compared with $14.68 billion at December 31, 2021. The increase in interest-earning assets was primarily due to a $900.2 million increase in investment securities and a $704.0 million increase in total loans, partially offset by a $160.5 million decrease in interest-earning balances due from the Federal Reserve. The $704.0 million increase in total loans includes the $774.5 million of loans acquired at fair value from Suncrest.

Total investment securities were $6.01 billion at March 31, 2022, an increase of $900.2 million, or 17.62%, from $5.11 billion at December 31, 2021. We deployed some of our excess liquidity into additional investment securities by purchasing approximately $1.17 billion in securities during the first quarter of 2022, with an expected average yield of approximately 2.37%. At March 31, 2022, investment securities held-to-maturity (“HTM”) totaled $2.36 billion. At March 31, 2022, investment securities available-for-sale (“AFS”) totaled $3.65 billion, inclusive of a pre-tax net unrealized loss of $203.4 million. HTM securities increased by $436.8 million, or 22.68% and AFS securities increased by $463.4 million, or 14.55%, from December 31, 2021. During the first quarter of 2022, we purchased $813 million of AFS securities with an average expected yield of approximately 2.4%. We purchased $357 million of HTM securities in the first quarter of 2022 with an average yield of approximately 2.2%. Our tax equivalent yield on investments was 1.70% for the quarter ended March 31, 2022, compared to 1.52% for the fourth quarter of 2021 and 1.65% for the first quarter of 2021.

Total loans and leases, at amortized cost, of $8.59 billion at March 31, 2022 increased by $704.0 million, or 8.92%, from December 31, 2021. The increase in total loans included $774.5 million of loans acquired from Suncrest in the first quarter of 2022. After adjusting for acquired loans, seasonality related to our Dairy & Livestock loans, and forgiveness of PPP loans ("core loans"), our core loans grew by $144.5 million, or 1.97%, from the end of the fourth quarter of 2021, or approximately 8% annualized. The $144.5 million core loan growth included $100.3 million in commercial real estate loans, $27.3 million in commercial and industrial loans, $14.2 million in SFR mortgage loans, $2.5 million in SBA loans, and $5.7 million in other loans, partially offset by a decrease of $5.5 million in construction loans. The majority of the $110.1 million decrease in dairy & livestock loans was seasonal. Our yield on loans was 4.27% for the quarter ended March 31, 2022, compared to 4.29% for the fourth quarter of 2021 and 4.50% for the first quarter of 2021. The significant decline in interest rates since the start of the pandemic continued to have a negative impact on loan yields, which after excluding discount accretion, nonaccrual interest income, and the impact from PPP loans, declined by 3 basis points and 12 basis points when compared to the fourth quarter and first quarter of 2021, respectively. Interest and fee income from PPP loans was approximately $2.9 million in the first quarter of 2022, compared to $4.2 million in the fourth quarter of 2021.

Noninterest-bearing deposits were $9.11 billion at March 31, 2022, an increase of $1.0 billion, or 12.38%, when compared to $8.10 billion at December 31, 2021 and an increase of $1.53 million, or 20.18%, when compared to $7.58 billion at March 31, 2021. The increase in noninterest-bearing deposits includes the noninterest-bearing deposits assumed from Suncrest of $512.8 million. At March 31, 2022, noninterest-bearing deposits were 62.86% of total deposits, compared to 62.45% at December 31, 2021 and 62.74% at March 31, 2021.

Interest-bearing deposits were $5.38 billion at March 31, 2022, an increase of $508.1 million, or 10.43%, when compared to $4.87 billion at December 31, 2021 and an increase of $879.7 million, or 19.54%, when compared to $4.50 billion at March 31, 2021. The increase in interest-bearing deposits included the interest-bearing deposits assumed from Suncrest of $669.8 million. Customer repurchase agreements totaled $598.9 million at March 31, 2022, compared to $642.4 million at December 31, 2021 and $506.3 million at March 31, 2021. Our average cost of total deposits including customer repurchase agreements was 0.03% for the quarter ended March 31, 2022, unchanged from the prior quarter and 0.03% lower than the first quarter of 2021.

We had no borrowings at March 31, 2022. At March 31, 2021 we had $25.8 million in junior subordinated debentures, bearing interest at three-month LIBOR plus 1.38%, resulting in a borrowing cost of 1.60% for the first quarter of 2021. These debentures, with an original maturity in 2036, were redeemed on June 15, 2021. Our average cost of funds of 0.03% for the first quarter of 2022 was unchanged from the fourth quarter of 2021 and decreased from 0.07% for the first quarter of 2021.

The allowance for credit losses totaled $76.1 million at March 31, 2022, compared to $65.0 million at December 31, 2021. The ACL was increased by $11.1 million in 2022, including $8.6 million for the acquired Suncrest PCD loans and a $2.5 million provision for credit losses. At March 31, 2022, ACL as a percentage of total loans and leases outstanding was 0.89%. This compares to 0.82% and 0.87% at December 31, 2021 and March 31, 2021, respectively. When PPP loans are excluded, the ACL as a percentage of total loans and leases outstanding was 0.90% at March 31, 2022, compared to 0.84% at December 31, 2021 and 0.97% at March 31, 2021.

The Company’s total equity was $2.08 billion at March 31, 2022. This represented an overall decrease of $6.5 million from total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for the issuance of 8.6 million shares to acquire Suncrest and $45.6 million in net earnings. Decreases included $25.5 million in cash dividends and a $142.3 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10 million shares of the Company's common stock. Equity decreased by $82.5 million during the first quarter of 2022, as a result of share repurchases under this share repurchase plan, including the execution of a $70 million accelerated stock repurchase program ("ASR") that retired 2,544,298 shares of common stock, or approximately 80% of the estimated shares repurchased under the ASR. We also repurchased, under our 10b5-1 stock repurchase plan, 536,010 shares of common stock, at an average repurchase price of $23.40, totaling $12.5 million. Our tangible book value per share at March 31, 2022 was $9.05.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of March 31, 2022, the Company’s Tier 1 leverage capital ratio was 8.7%, common equity Tier 1 ratio was 13.6%, Tier 1 risk-based capital ratio was 13.6%, and total risk-based capital ratio was 14.4%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our Analysis of Financial Condition – Capital Resources.

Acquisition Related

On January 7, 2022, the Company completed the acquisition of Suncrest, headquartered in Visalia, California. The Company acquired all of the assets and assumed all of the liabilities of Suncrest in a stock and cash transaction for $39.6 million in cash and $197.1 million in stock with the issuance of 8.6 million shares of the Company's common stock. As a result, Suncrest merged with and into the Bank, the principal subsidiary of CVB. At close, Suncrest had seven branch locations and two loan production offices in California’s Central Valley and the Sacramento metro area, which opened as Citizens Business Bank locations on January 10, 2022.

At close, the total fair value of assets acquired approximated $1.38 billion in total assets, including $329.0 million of cash and cash equivalents, net of cash paid, $131.1 million of investment securities, and $765.9 million in net loans. The acquired loans were recorded at fair value, which was reduced by a net discount of 1.5% for the entire loan portfolio. Approximately 30% of the acquired loans are considered PCD loans. An allowance for credit loss of $8.6 million was established for these PCD loans at acquisition. In addition, the acquired PCD loans were further discounted by almost 2% to adjust them to fair value. Non-PCD loans were valued at a total premium of 0.3%, net of a credit discount of 1.5%. We recorded a loan loss provision to establish a day one allowance for credit losses of $4.9 million on the non-PCD loans.

Our consolidated financial statements for the first quarter of 2022 included 83 days of Suncrest operations, post-merger.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	March 31,		Variance
	2022	2021	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$112,840	$103,468	$9,372	9.06%
(Provision for) recapture of credit losses	(2,500)	19,500	(22,000)	-112.82%
Noninterest income	11,264	13,681	(2,417)	-17.67%
Noninterest expense	(58,238)	(47,163)	(11,075)	-23.48%
Income taxes	(17,806)	(25,593)	7,787	30.43%
Net earnings	$45,560	$63,893	$(18,333)	-28.69%
Earnings per common share:
Basic	$0.31	$0.47	$(0.16)
Diluted	$0.31	$0.47	$(0.16)
Return on average assets	1.06%	1.79%	-0.73%
Return on average shareholders' equity	8.24%	12.75%	-4.51%
Efficiency ratio	46.93%	40.26%	6.67%
Noninterest expense to average assets	1.36%	1.32%	0.04%

	Three Months Ended		Variance
	March 31,	December 31,
	2022	2021	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$112,840	$102,395	$10,445	10.20%
(Provision for) recapture of credit losses	(2,500)	-	(2,500)	-
Noninterest income	11,264	12,385	(1,121)	-9.05%
Noninterest expense	(58,238)	(47,980)	(10,258)	-21.38%
Income taxes	(17,806)	(19,104)	1,298	6.79%
Net earnings	$45,560	$47,696	$(2,136)	-4.48%
Earnings per common share:
Basic	$0.31	$0.35	$(0.04)
Diluted	$0.31	$0.35	$(0.04)
Return on average assets	1.06%	1.18%	-0.12%
Return on average shareholders' equity	8.24%	9.05%	-0.81%
Efficiency ratio	46.93%	41.80%	5.13%
Noninterest expense to average assets	1.36%	1.19%	0.17%

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

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
	(Dollars in thousands)
Net Income	$45,560	47,696	$63,893
Add: Amortization of intangible assets	1,998	1,892	2,167
Less: Tax effect of amortization of intangible assets (1)	(591)	(559)	(641)
Tangible net income	$46,967	$49,029	$65,419

Average stockholders' equity	$2,243,335	$2,090,746	$2,032,676
Less: Average goodwill	(759,014)	(663,707)	(663,707)
Less: Average intangible assets	(28,190)	(26,216)	(32,590)
Average tangible common equity	$1,456,131	$1,400,823	$1,336,379

Return on average equity, annualized	8.24%	9.05%	12.75%
Return on average tangible common equity, annualized	13.08%	13.89%	19.85%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three months ended March 31, 2022 and 2021. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended March 31,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,516,886	$12,649	1.50%	$2,523,609	$8,968	1.47%
Tax-advantaged	30,071	183	2.91%	30,158	191	3.02%
Held-to-maturity securities:
Taxable	1,963,835	9,105	1.88%	580,478	2,811	1.95%
Tax-advantaged	265,648	1,558	2.85%	199,348	1,129	2.74%
Investment in FHLB stock	18,933	371	7.95%	17,688	217	4.98%
Interest-earning deposits with other institutions	1,666,473	773	0.19%	1,664,193	413	0.10%
Loans (2)	8,500,436	89,461	4.27%	8,270,282	91,795	4.50%
Total interest-earning assets	15,962,282	114,100	2.93%	13,285,756	105,524	3.24%
Total noninterest-earning assets	1,421,668			1,220,899
Total assets	$17,383,950			$14,506,655

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$5,082,605	$1,052	0.08%	$4,026,248	$1,198	0.12%
Time deposits	381,947	75	0.08%	408,034	614	0.61%
Total interest-bearing deposits	5,464,552	1,127	0.08%	4,434,282	1,812	0.17%
FHLB advances, other borrowings, and customer repurchase agreements	679,982	133	0.08%	590,170	244	0.17%
Interest-bearing liabilities	6,144,534	1,260	0.08%	5,024,452	2,056	0.17%
Noninterest-bearing deposits	8,720,728			7,240,494
Other liabilities	275,353			209,033
Stockholders' equity	2,243,335			2,032,676
Total liabilities and stockholders' equity	$17,383,950			$14,506,655

Net interest income		$112,840			$103,468

Net interest spread - tax equivalent			2.85%			3.07%
Net interest margin			2.89%			3.17%
Net interest margin - tax equivalent			2.90%			3.18%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended the three months ended March 31, 2022 and March 31, 2021. The non TE rates for total investment securities were 1.67% and 1.62% for the three months ended March 31, 2022 and 2021, respectively. The non TE rates for tax-advantaged AFS investment securities were 2.43% and 2.53% for the three months ended March 31, 2022 and March 31, 2021 respectively.
(2)
Includes loan fees of $3.3 million and $8.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Prepayment penalty fees of $2.1 million and $1.6 million are included in interest income for the three months ended March 31, 2022 and March 31, 2021, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31,
	2022 Compared to 2021
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$3,444	$171	$66	$3,681
Tax-advantaged investment securities	(1)	(7)	-	(8)
Held-to-maturity securities:	-	-	-	-
Taxable investment securities	6,646	(105)	(247)	6,294
Tax-advantaged investment securities	372	42	15	429
Investment in FHLB stock	15	130	9	154
Interest-earning deposits with other institutions	1	359	-	360
Loans	2,553	(4,755)	(132)	(2,334)
Total interest income	13,030	(4,165)	(289)	8,576

Interest expense:
Savings deposits	314	(365)	(95)	(146)
Time deposits	(30)	(405)	(104)	(539)
FHLB advances, other borrowings, and customer repurchase agreements	37	(128)	(20)	(111)
Total interest expense	321	(898)	(219)	(796)
Net interest income	$12,709	$(3,267)	$(70)	$9,372

First Quarter of 2022 Compared to the First Quarter of 2021

Net interest income, before provision for credit losses, of $112.8 million for the first quarter of 2022 increased by $9.4 million, or 9.06%, from the first quarter of 2021. Interest-earning assets increased on average by $2.68 billion, or 20.15%, from $13.29 billion for the first quarter of 2021 to $15.96 billion for the first quarter of 2022. Our net interest margin (TE) was 2.90% for the first quarter of 2022, compared to 3.18% for the first quarter of 2021.

Total interest income was $114.1 million for the first quarter of 2022, which was $8.6 million, or 8.13%, higher than the same period of 2021. The increase was the net effect of growth in average interest-earning assets of $2.68 billion and the decrease in the average interest-earning asset yield, which was 2.93% for the first quarter of 2022, compared to 3.24% for the first quarter of 2021. The 32 basis point decrease in the average interest-earning asset yield compared to the first quarter of 2022, was impacted by a change in asset mix with loan balances declining to 53.25% of earning assets on average for the first quarter of 2022, compared to 62.25% for the first quarter of 2021, as well as lower loan yields. Loan yields decreased from 4.50% on average in the first quarter of 2021 to 4.27% in the first quarter of 2022. Total loan interest income for the first quarter of 2022 declined by $2.3 million in comparison to the year ago quarter. Total investment income of $23.5 million increased $10.4 million, or 79.36%, from the first quarter of 2021. Investment income growth resulted from both higher levels of investment securities and higher investment yields.

Total interest income and fees on loans for the first quarter of 2022 was $89.5 million, a decrease of $2.3 million, or 2.54%, from the first quarter of 2021. The decline in interest income and fees on loans year-over-year was primarily due to lower loan yields of 23 basis points, resulting from the low interest rate environment in 2021. Additionally, interest and fee income from PPP loans declined by $7.5 million from $10.4 million in the first quarter of 2021. Discount accretion on acquired loans decreased by $2.2 million compared to the first quarter of 2021. The decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which, after excluding discount accretion, nonaccrual interest income and the impact from PPP loans ("core") loan yield declined by 12 basis points compared to the first quarter of 2021.

Interest income from investment securities was $23.5 million, an increase of $10.4 million, or 79.36%, from the first quarter of 2021. Investment income growth resulted from higher levels of investment securities as a result of purchases of investment securities funded by the growth in the Bank's deposits. We deployed some of our excess liquidity during the first quarter of 2022 into additional investment securities by purchasing approximately $1.17 billion in securities, with expected yields of approximately 2.37%. The tax-equivalent yield on investment securities increased from 1.65% in the first quarter of

2021 to 1.70% for the first quarter of 2022. We continued to maintain a significant amount of funds at the Federal Reserve during the first quarter of 2022, which earned less than 0.20% on average for the quarter, with an average balance of more than $1.65 billion.

Interest expense of $1.3 million for the first quarter of 2022, decreased $796,000, or 38.72%, compared to the first quarter of 2021. The average rate paid on interest-bearing liabilities decreased by 9 basis points, to 0.08% for the first quarter of 2022 from 0.17% for the first quarter of 2021. Average interest-bearing liabilities were $1.12 billion higher for the first quarter of 2022 when compared to the first quarter of 2021. On average, noninterest-bearing deposits were 61.48% of our total deposits for the first quarter of 2022, compared to 62.02% for the first quarter of 2021. In comparison to the first quarter of 2021, our overall cost of funds decreased by 4 basis points, partially due to growth in average noninterest-bearing deposits of $1.48 billion, compared to the increase in average interest-bearing deposits of $1.03 billion.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

The allowance for credit losses on loans totaled $76.1 million at March 31, 2022, compared to $65.0 million at December 31, 2021 and $71.8 million at March 31, 2021. The first quarter of 2022 included $2.5 million in provision for credit losses. The $2.5 million provision for credit losses was the net result of the $4.9 million provision for credit losses recorded for the acquisition of the Suncrest non-PCD loans on January 7, 2022 and a subsequent $2.4 million recapture of provision due to the net impact of improvements in the underlying loan characteristics of certain classified loans and the impact of changes in the economic forecast of certain macroeconomic variables compared to the end of 2021. A $19.5 million recapture of provision for credit losses was recorded in the first quarter of 2021, resulting from improvements in our economic forecast of certain macroeconomic variables after reflecting $23.5 million in provision for credit losses for the year ended December 31, 2020. due to the initially forecasted impact on the economy of the COVID-19 pandemic. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact that the pandemic, geopolitical events in Europe, and overall supply chain issues may have on our business and customers. See “Allowance for Credit Losses” under Analysis of Financial Condition herein.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended
	March 31,		Variance
	2022	2021	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,059	$3,985	$1,074	26.95%
Trust and investment services	2,822	2,611	211	8.08%
Bankcard services	416	350	66	18.86%
BOLI income	1,349	4,624	(3,275)	-70.83%
Swap fee income	-	215	(215)	-100.00%
Gain on OREO, net	-	429	(429)	-100.00%
Other	1,618	1,467	151	10.29%
Total noninterest income	$11,264	$13,681	$(2,417)	-17.67%

First Quarter of 2022 Compared to the First Quarter of 2021

Noninterest income was $11.3 million for the first quarter of 2022, compared with $13.7 million for the first quarter of 2021. The first quarter of 2021 benefited from $3.5 million of insurance proceeds from death benefits that exceeded the cash surrender value on bank owned life insurance. The first quarter of 2021 also included a $399,000 gain on the sale of one OREO property. We did not enter into any new interest rate swap contracts during the first quarter of 2022, but generated fee income of $215,000 from swap transaction in the first quarter of 2021. Partially offsetting those decreases in noninterest income was a $1.1 million, or 26.95%, increase in service charges on deposit accounts for the first quarter of 2022.

The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 9 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information). Generally speaking, our volume of interest rate swaps is impacted by the shape of the yield curve, with a relatively flat yield curve more conducive to a higher volume of swaps. We executed on swap agreements related to new loan originations with a notional amount totaling $15.4 million for the first quarter of 2021.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2022, CitizensTrust had approximately $3.34 billion in assets under management and administration, including $2.49 billion in assets under management. CitizensTrust generated fees of $2.8 million for the first quarter of 2022, compared to $2.6 million for the same period of 2021, due to the growth in assets under management and higher investment services fees.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The first quarter of 2022 included $508,000 in death benefits that exceeded the asset value of certain BOLI policies, compared to $3.5 million in death benefits for the first quarter of 2021. Excluding death benefits, income from BOLI declined by $288,000 compared to the first quarter of 2021 due to lower returns on separate account policies that are used to fund deferred compensation liabilities.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended
	March 31,		Variance
	2022	2021	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$32,656	$29,706	$2,950	9.93%
Occupancy	4,548	4,107	441	10.74%
Equipment	1,023	756	267	35.32%
Professional services	2,045	2,168	(123)	-5.67%
Computer software expense	3,795	2,844	951	33.44%
Marketing and promotion	1,458	725	733	101.10%
Amortization of intangible assets	1,998	2,167	(169)	-7.80%
Telecommunications expense	554	552	2	0.36%
Regulatory assessments	1,389	1,059	330	31.16%
Insurance	488	453	35	7.73%
Loan expense	368	238	130	54.62%
Directors' expenses	364	379	(15)	-3.96%
Stationery and supplies	234	244	(10)	-4.10%
Acquisition related expenses	5,638	-	5,638	-
Other	1,680	1,765	(85)	-4.82%
Total noninterest expense	$58,238	$47,163	$11,075	23.48%

Noninterest expense to average assets	1.36%	1.32%
Efficiency ratio (1)	46.93%	40.26%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.36% for the first quarter of 2022, compared to 1.32% for the first quarter of 2021. The increase in this ratio from the first quarter of 2021 includes the impact of $5.6 million of acquisition related expenses . If acquisition expense is excluded, noninterest expense as a percentage of average assets was 1.23%f or the first quarter of 2022.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio for the first quarter of 2022 was 46.93%, compared to 40.26% for the first quarter of 2021. If acquisition expense is excluded, the efficiency ratio was 42.38% for the first quarter of 2022.

First Quarter of 2022 Compared to the First Quarter of 2021

Noninterest expense of $58.2 million for the first quarter of 2022 increased $11.1 million, or 23.48%, compared to the first quarter of 2021. The year-over-year increase included a $3.0 million increase in salaries and employee benefits, which included additional compensation related expenses for the newly hired and former Suncrest associates. Occupancy and equipment increased by $708,000 due to the addition of seven banking centers resulting from the acquisition of Suncrest. Acquisition expense related to the merger of Suncrest was $5.6 million for the first quarter of 2022. The systems conversion from Suncrest’s legacy banking systems was completed in February, which comprised a meaningful percentage of the $5.6 million in acquisition expense for the first quarter of 2022. The increase in software expense of $951,000, includes costs associated with the continued use of Suncrest's legacy banking systems, prior to conversion. We will consolidate two banking centers in the second quarter of 2022 and by the end of the second quarter, we expect to have completed the integration and consolidations related to Suncrest. The increase in marketing and promotion expense compared to the first quarter of 2021 is primarily due to the impact that the COVID-19 pandemic had on marketing and promotional events in 2021.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2022 was 28.10%, compared to 28.60% for the three months ended March 31, 2021, respectively. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $17.54 billion at March 31, 2022 increased by $1.66 billion, or 10.42%, from total assets of $15.88 billion at December 31, 2021. Interest-earning assets of $16.11 billion at March 31, 2022 increased by $1.42 billion, or 9.70%, when compared with $14.68 billion at December 31, 2021. The increase in interest-earning assets was primarily due to a $900.2 million increase in investment securities and a $704.0 million increase in total loans, partially offset by a $160.5 million decrease in interest-earning balances due from the Federal Reserve.

On January 7, 2022, we completed the acquisition of Suncrest with approximately $1.38 billion in total assets, acquired at fair value, and seven banking centers. The increase in total assets at March 31, 2022 included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in bank-owned life insurance. The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit intangibles. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration.

Total liabilities were $15.46 billion at March 31, 2022, an increase of $1.66 billion, or 12.04%, from total liabilities of $13.80 billion at December 31, 2021. Total deposits grew by $1.51 billion, or 11.65%. Total equity decreased $6.5 million, or 0.31%, to $2.08 billion at March 31, 2022, compared to total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for issuance of 8.6 million shares to acquire Suncrest and $45.6 million in net earnings. Decreases included $25.5 million in cash dividends and a $142.3 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During the first quarter of 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,544,298 shares of common stock, or approximately 80% of the estimated shares repurchased under the program. We also repurchased, under our 10b5-1 stock repurchase plan, 536,010 shares of common stock, at an average repurchase price of $23.40, totaling $12.5 million.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2022, total investment securities were $6.01 billion, including $131.1 million in securities acquired from Suncrest. This represented an increase of $900.2 million, or 17.62%, from $5.11 billion at December 31, 2021. The increase in investment securities was primarily due to new securities purchased exceeding cash outflow from the portfolio in the first quarter of 2022. At March 31, 2022, investment securities HTM totaled $2.36 billion. At March 31, 2022, our AFS investment securities totaled $3.65 billion, inclusive of a pre-tax net unrealized loss of $203.4 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $143.3 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2022 and 2021, repayments/maturities of investment securities totaled $319.9 million and $259.9 million, respectively. We deployed some of our excess liquidity during the first quarter into additional securities by purchasing $1.17 billion in new investment securities, with yields on average of approximately 2.37% and $1.23 billion for the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2022, we purchased approximately $813.2 million of AFS securities with an average expected yield of approximately 2.42% and $357.2 million of HTM securities with an average expected yield of approximately 2.24%. The fourth quarter of 2021, included purchases of approximately $452 million in new AFS securities with an expected tax equivalent yield of 1.61% and $259 million in new HTM securities with an expected tax equivalent yield of approximately 1.84%. There were no investment securities sold during the first quarter of 2022 and 2021.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,243,037	$3,973	$(166,018)	$3,080,992	84.47%
CMO/REMIC	578,213	65	(41,281)	536,997	14.72%
Municipal bonds	28,364	218	(351)	28,231	0.77%
Other securities	1,110	-	-	1,110	0.04%
Total available-for-sale securities	$3,850,724	$4,256	$(207,650)	$3,647,330	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$570,332	$722	$(52,738)	$518,316	24.14%
Mortgage-backed securities	632,012	227	(43,928)	588,311	26.75%
CMO/REMIC	818,279	-	(44,778)	773,501	34.63%
Municipal bonds	342,118	758	(19,860)	323,016	14.48%
Total held-to-maturity securities	$2,362,741	$1,707	$(161,304)	$2,203,144	100.00%

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,553,246	$25,873	$(15,905)	$2,563,214	80.50%
CMO/REMIC	602,555	1,586	(13,983)	590,158	18.53%
Municipal bonds	28,365	1,103	-	29,468	0.93%
Other securities	1,083	-	-	1,083	0.04%
Total available-for-sale securities	$3,185,249	$28,562	$(29,888)	$3,183,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$576,899	$5,907	$(7,312)	$575,494	29.95%
Mortgage-backed securities	647,390	4,109	(6,106)	645,393	33.61%
CMO/REMIC	490,670	596	(5,030)	486,236	25.48%
Municipal bonds	211,011	4,714	(1,155)	214,570	10.96%
Total held-to-maturity securities	$1,925,970	$15,326	$(19,603)	$1,921,693	100.00%

As of March 31, 2022, approximately $46.1 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 6% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,551,620	$(92,654)	$851,349	$(73,364)	$2,402,969	$(166,018)
CMO/REMIC	192,973	(10,983)	331,988	(30,298)	524,961	(41,281)
Municipal bonds	14,990	(351)	-	-	14,990	(351)
Total available-for-sale securities	$1,759,583	$(103,988)	$1,183,337	$(103,662)	$2,942,920	$(207,650)
Investment securities held-to-maturity:
Government agency/GSE	$242,300	$(21,492)	$242,589	$(31,246)	$484,889	$(52,738)
Mortgage-backed securities	560,752	(43,438)	4,518	(490)	565,270	(43,928)
CMO/REMIC	773,501	(44,778)	-	-	773,501	(44,778)
Municipal bonds	178,881	(12,670)	58,587	(7,190)	237,468	(19,860)
Total held-to-maturity securities	$1,755,434	$(122,378)	$305,694	$(38,926)	$2,061,128	$(161,304)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of March 31, 2022 and December 31, 2021.

Refer to Note 5 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.59 billion at March 31, 2022 increased by $704.0 million, or 8.92%, from December 31, 2021. The increase in total loans included $774.5 million of loans acquired from Suncrest in the first quarter of 2022. After adjusting for acquired loans, seasonality and forgiveness of PPP loans, our core loans grew by $144.5 million, or 1.97%, from the end of the fourth quarter, or approximately 8% annualized. The $144.5 million core loan growth included $100.3 million in commercial real estate loans, $27.3 million in commercial and industrial loans, $14.2 million in SFR mortgage loans, $2.5 million in SBA loans, and $5.7 million in other loans, partially offset by a decrease of $5.5 million in construction loans. The majority of the $110.1 million decrease in dairy & livestock loans was seasonal.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	March 31, 2022	December 31, 2021
	(Dollars in thousands)

Commercial real estate	$6,470,841	$5,789,730
Construction	73,478	62,264
SBA	311,238	288,600
SBA - Paycheck Protection Program (PPP)	121,189	186,585
Commercial and industrial	924,780	813,063
Dairy & livestock and agribusiness	292,784	386,219
Municipal lease finance receivables	65,543	45,933
SFR mortgage	255,136	240,654
Consumer and other loans	76,695	74,665
Total loans, at amortized cost	8,591,684	7,887,713
Less: Allowance for credit losses	(76,119)	(65,019)
Total loans and lease finance receivables, net	$8,515,565	$7,822,694

As of March 31, 2022, $504.5 million, or 7.80% of the total commercial real estate loans included loans secured by farmland, compared to $364.4 million, or 6.29%, at December 31, 2021. The loans secured by farmland included $134.5 million for loans secured by dairy & livestock land and $370.0 million for loans secured by agricultural land at March 31, 2022, compared to $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021. As of March 31, 2022, dairy & livestock and agribusiness loans of $292.8 million were comprised of $241.7 million for dairy & livestock loans and $51.1 million for agribusiness loans, compared to $386.2 million were comprised of $351.7 million for dairy & livestock loans and $34.5 million for agribusiness loans at December 31, 2021.

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

As of March 31, 2022, the Company had $219.7 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2022, the Company had $91.5 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we originated approximately 4,100 PPP loans totaling $1.10 billion in round one, with a remaining outstanding balance of $8.9 million as of March 31, 2022. As of March 31, 2022, we have originated approximately 1,900 PPP loans in round two with a remaining outstanding balance of $112.3 million.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of March 31, 2022.

	March 31, 2022
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,245,794	37.8%	$2,296,779	35.5%
Central Valley and Sacramento	2,089,216	24.3%	1,638,893	25.3%
Orange County	1,061,468	12.4%	676,261	10.5%
Inland Empire	965,023	11.2%	831,040	12.8%
Central Coast	448,851	5.2%	381,572	5.9%
San Diego	306,686	3.6%	276,652	4.3%
Other California	140,853	1.6%	88,982	1.4%
Out of State	333,793	3.9%	280,662	4.3%
	$8,591,684	100.0%	$6,470,841	100.0%

The table below breaks down our commercial real estate portfolio.

	March 31, 2022
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,131,392	32.9%	50.1%	$1,485
Office	1,097,173	17.0%	23.1%	1,606
Retail	923,893	14.3%	9.2%	1,607
Multi-family	711,581	11.0%	0.9%	1,461
Secured by farmland (2)	504,516	7.8%	97.8%	1,353
Medical	320,159	4.9%	35.1%	1,469
Other (3)	782,127	12.1%	48.1%	1,370
Total commercial real estate	$6,470,841	100.0%	37.0%	$1,490

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $134.5 million for loans secured by dairy & livestock land and $370.0 million for loans secured by agricultural land at March 31, 2022.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.5% of total commercial real estate loans at March 31, 2022.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$13,265	$6,893
Loans past due 90 days or more and still accruing interest	-	-
Nonperforming troubled debt restructured loans (TDRs)	-	-
Total nonperforming loans	13,265	6,893
OREO, net	-	-
Total nonperforming assets	$13,265	$6,893
Performing TDRs	$5,259	$5,293

Total nonperforming loans and performing TDRs	$18,524	$12,186

Percentage of nonperforming loans and performing TDRs to total loans, at amortized cost	0.22%	0.15%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.15%	0.09%
Percentage of nonperforming assets to total assets	0.08%	0.04%

Troubled Debt Restructurings (“TDRs”)

Total TDRs were $5.3 million at March 31, 2022, compared to $5.3 million at December 31, 2021. At March 31, 2022, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.

The following table provides a summary of TDRs as of the dates presented.

	March 31, 2022		December 31, 2021
	Balance	Number of Loans	Balance	Number of Loans
(Dollars in thousands)
Performing TDRs:
Commercial real estate	$2,368	1	$2,394	1
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	1,882	3	1,885	3
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	1,009	5	1,014	5
Consumer and other	-	-	-	-
Total performing TDRs	$5,259	9	$5,293	9

Nonperforming TDRs:
Commercial real estate	$-	-	$-	-
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	-	-	-	-
Consumer and other	-	-	-	-
Total nonperforming TDRs	$-	-	-	-
Total TDRs	$5,259	9	$5,293	9

At March 31, 2022 and December 31, 2021, there was no ACL allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on TDRs for the three months ended March 31, 2022 and 2021.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$7,055	$3,607	$4,073	$4,439	$7,395
Construction	-	-	-	-	-
SBA	1,575	1,034	1,513	1,382	2,412
SBA - PPP	2	-	-	-	-
Commercial and industrial	1,771	1,714	2,038	1,818	2,967
Dairy & livestock and agribusiness	2,655	-	118	118	259
SFR mortgage	167	380	399	406	424
Consumer and other loans	40	158	305	308	312
Total	$13,265	$6,893	$8,446	$8,471	$13,769
% of Total loans	0.15%	0.09%	0.11%	0.10%	0.17%

Past due 30-89 days:
Commercial real estate	$565	$438	$-	$-	$178
Construction	-	-	-	-	-
SBA	549	979	-	-	258
Commercial and industrial	6	-	122	415	952
Dairy & livestock and agribusiness	1,099	-	1,000	-	-
SFR mortgage	403	1,040	-	-	266
Consumer and other loans	-	-	-	-	21
Total	$2,622	$2,457	$1,122	$415	$1,675
% of Total loans	0.03%	0.03%	0.01%	0.01%	0.02%

OREO:
Commercial real estate	$-	$-	$-	$-	$1,575
SBA	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Total	$-	$-	$-	$-	$1,575
Total nonperforming, past due, and OREO	$15,887	$9,350	$9,568	$8,886	$17,019
% of Total loans	0.18%	0.12%	0.12%	0.11%	0.21%

Classified Loans	$64,108	$56,102	$49,755	$49,044	$69,710

Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $13.3 million at March 31, 2022, or 0.15% of total loans. This compares to nonperforming loans of $6.9 million, or 0.09% of total loans, at December 31, 2021 and $13.8 million, or 0.17% of total loans, at March 31, 2021. Of the $13.3 million in nonperforming loans, $4.0 million were commercial real estate loans acquired from Suncrest. Classified loans are loans that are graded “substandard” or worse. Classified loans of $64.1 million increased $8.0 million from December 31, 2021. Total classified loans at March 31, 2022 included $17.5 million of classified loans acquired from Suncrest, of which $10.9 million were commercial real estate loans. Excluding the $17.5 million of acquired classified Suncrest loans, classified loans decreased $9.5 million quarter-over-quarter and included a $10.5 million decrease in classified commercial real estate loans and a $1.6 million decrease in classified commercial and industrial loans, partially offset by a $2.8 million increase in classified dairy & livestock and agribusiness loans.

At March 31, 2022 and December 31, 2021, we had no OREO properties, compared with one OREO property with a carrying value of $1.6 million at March 31, 2021. There were no additions to OREO properties for the three months ended March 31, 2022.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3—Summary of Significant Accounting Policies of the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The allowance for credit losses totaled $76.1 million as of March 31, 2022, compared to $65.0 million as of December 31, 2021 and $71.8 million as of March 31, 2021. Our allowance for credit losses at March 31, 2022 was 0.89%, or 0.90% of total loans when excluding the $121.2 million in PPP loans. At March 31, 2021, the ACL was 0.97% of total loans, when PPP loans are excluded. The ACL was increased by $11.1 million in 2022, including $8.6 million for the acquired Suncrest PCD loans and a $2.5 million provision for credit losses. The $2.5 million provision for credit losses for the first quarter of 2022 was the net result of the January 7, 2022 provision for credit losses recorded for the acquisition of the Suncrest non-PCD loans and a $2.4 million recapture of provision due to the net impact of improvements in the underlying loan characteristics of certain classified loans and the impact of changes in the economic forecast of certain macroeconomic variables compared to the end of 2021. Net charge-offs were $5,000 for the three months ended March 31, 2022, which compares to $2.4 million in net charge-offs for the same period of 2021.

The allowance for credit losses as of March 31, 2022 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The U.S. economic forecasts included in our forecast comprise a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario. Our weighted forecast at March 31, 2022 assumes GDP will increase by 2.6% in 2022, 1.3% for 2023 and then grow by 3% in 2024. The unemployment rate is forecasted to be 4.3% in 2022, 5.2% in 2023 and then decline to 4.7% in 2024. As of December 31, 2021, our weighted forecast assumed GDP would increase by 2.7% in 2022, 2.0% for 2023 and then grow by 3% in 2024. The forecast at the end of 2021 expected the unemployment rate to be 5.2% in 2022, 5.4% in 2023 and then decline to 4.8% in 2024. Management believes that the ACL was appropriate at March 31, 2022 and December 31, 2021. As there continues to be a degree of uncertainty around the epidemiological assumptions and impact of government responses to the COVID-19 pandemic that impact our economic forecast, as well as inflationary pressures and changes in monetary policies, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$65,019	$93,692
Charge-offs:
Commercial real estate	-	-
Construction	-	-
SBA	-	-
Commercial and industrial	(15)	(2,475)
Dairy & livestock and agribusiness	-	-
SFR mortgage	-	-
Consumer and other loans	(1)	-
Total charge-offs	(16)	(2,475)
Recoveries:
Commercial real estate	-	-
Construction	3	3
SBA	5	4
Commercial and industrial	3	2
Dairy & livestock and agribusiness	-	-
SFR mortgage	-	79
Consumer and other loans	-	-
Total recoveries	11	88
Net (charge-offs) recoveries	(5)	(2,387)
Initial ACL for PCD loans at acquisition	8,605	-
Provision recorded at acquisition	4,932	-
(Recapture of) provision for credit losses	(2,432)	(19,500)
Allowance for credit losses at end of period	$76,119	$71,805

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,000	$9,000
(Recapture of) provision for unfunded loan commitments	-	-
Reserve for unfunded loan commitments at end of period	$8,000	$9,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.44%	0.48%

Amount of total loans at end of period (1)	$8,591,684	$8,293,057
Average total loans outstanding (1)	$8,500,436	$8,270,282

Net charge-offs to average total loans	0.000%	-0.029%
Net charge-offs to total loans at end of period	0.000%	-0.029%
Allowance for credit losses to average total loans	0.90%	0.87%
Allowance for credit losses to total loans at end of period	0.89%	0.87%
Net charge-offs to allowance for credit losses	-0.01%	-3.32%
Net charge-offs to (recapture of) provision for credit losses	0.20%	12.24%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $8.0 million for our off-balance sheet credit exposures as of March 31, 2022, compared with $8.0 million as of December 31, 2021 and $9.0 million as of March 31, 2021. The year-over-year decrease included a $1.0 million recapture of provision for unfunded loan commitments in the second quarter of 2021.

While we believe that the allowance at March 31, 2022 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $14.49 billion at March 31, 2022. This represented an increase of $1.51 billion, or 11.65%, over total deposits of $12.98 billion at December 31, 2021. The composition of deposits is summarized as of the dates presented in the table below.

	March 31, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$9,107,304	62.86%	$8,104,056	62.45%
Interest-bearing deposits
Investment checking	714,567	4.93%	655,333	5.05%
Money market	3,670,572	25.34%	3,342,531	25.76%
Savings	618,978	4.27%	546,840	4.21%
Time deposits	376,357	2.60%	327,682	2.53%
Total Deposits	$14,487,778	100.00%	$12,976,442	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $9.11 billion at March 31, 2022, representing an increase of $1.0 billion, or 12.38%, from noninterest-bearing deposits of $8.10 billion at December 31, 2021. Noninterest-bearing deposits represented 62.86% of total deposits at March 31, 2022, compared to 62.45% of total deposits at December 31, 2021.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $5.0 billion at March 31, 2022, representing an increase of $459.4 million, or 10.11%, from savings deposits of $4.54 billion at December 31, 2021.

Time deposits totaled $376.4 million at March 31, 2022, representing an increase of $48.7 million, or 14.85%, from total time deposits of $327.7 million for December 31, 2021.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2022 and December 31, 2021, total funds borrowed under these agreements were $598.9 million and $642.4 million, respectively, with a weighted average interest rate of 0.08% and 0.08%, respectively.

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

At March 31, 2022, $4.09 billion of loans and $2.53 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of March 31, 2022.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$14,487,778	$14,455,114	$24,999	$6,997	$668
Customer repurchase agreements (1)	598,909	598,909	-	-	-
Deferred compensation	24,927	883	1,177	1,152	21,715
Operating leases	24,620	7,068	10,013	5,575	1,964
Affordable housing investment	1,350	1,290	47	13	-
Total	$15,137,584	$15,063,264	$36,236	$13,737	$24,347

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

Operating leases represent the total minimum lease payments due under non-cancelable operating leases. Refer to Note 12 – Leases of the notes to the Company’s unaudited condensed consolidated financial statements for a more detailed discussion about leases.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2022.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$365,195	$54,533	$153,231	$126,283	$31,147
Construction	104,386	89,839	1,839	-	12,708
SBA	122	450	-	-	(328)
SBA - PPP	-	-	-	-	-
Commercial and industrial	934,973	748,199	116,841	4,730	65,202
Dairy & livestock and agribusiness (1)	237,161	114,993	122,167	1	-
Municipal lease finance receivables	12,489	-	-	-	12,490
SFR Mortgage	5,466	50	2,500	-	2,916
Consumer and other loans	112,626	16,357	5,136	5,189	85,944
Total commitment to extend credit	1,772,418	1,024,421	401,714	136,203	210,079
Obligations under letters of credit	44,094	4,132	39,962	-	-
Total	$1,816,512	$1,028,553	$441,676	$136,203	$210,079

(1)
Total commitments to extend credit to agribusiness were $29.1 million at March 31, 2022.

As of March 31, 2022, we had commitments to extend credit of approximately $1.77 billion, and obligations under letters of credit of $44.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of March 31, 2022 and 2021, the balance in this reserve was $8.0 million and $9.0 million, respectively, and was included in other liabilities. There was no provision or recapture of provision for unfunded loan commitments recorded for the three months ended March 31, 2022 and 2021.

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

Capital Resources

Our primary source of capital has been the retention of operating earnings and issuance of common stock in connection with periodic acquisitions. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of our capital plan and capital stress testing.

Total equity decreased $6.5 million, or 0.31%, to $2.08 billion at March 31, 2022, from total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for issuance of 8.6 million shares to acquire Suncrest and $45.6 million in net earnings. Decreases included $25.5 million in cash dividends and a $142.3 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During the first quarter of 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,544,298 shares of common stock, or approximately 80% of the estimated shares repurchased under the program. We also repurchased, under our 10b5-1 stock repurchase plan, 536,010 shares of common stock, at an average repurchase price of $23.40, totaling $12.5 million. Our tangible book value per share at March 31, 2022 was $9.05.

During the first quarter of 2022, the Board of Directors of CVB declared quarterly cash dividends totaling $0.18 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions. During the first quarter of 2022, we executed on the $70 million accelerated stock repurchase program and retired 2,544,298 shares of common stock, or approximately 80% of the estimated shares repurchased under the program. We also repurchased, under our 10b5-1 stock repurchase plan, 536,010 shares of common stock, at an average repurchase price of $23.40, totaling $12.5 million. As of March 31, 2022, we had 6,919,692 shares of CVB common stock available for repurchase under the 2022 Repurchase Program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2022, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022 the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				March 31, 2022		December 31, 2021
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	8.67%	8.43%	9.18%	8.90%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	13.56%	13.19%	14.86%	14.41%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	13.56%	13.19%	14.86%	14.41%
Total risk-based capital ratio	8.00%	10.50%	10.00%	14.36%	13.99%	15.63%	15.18%

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

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $14.49 billion at March 31, 2022 increased $1.51 billion, or 11.65%, over total deposits of $12.98 billion at December 31, 2021. This deposit growth was primarily due to our customers maintaining greater liquidity.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. The sale of investment securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets. At March 31, 2022, the Bank had no short-term borrowings.

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

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2022 and 2021. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)

Average cash and cash equivalents	$1,840,410	$1,772,635
Percentage of total average assets	10.59%	12.22%

Net cash provided by operating activities	$75,112	$46,938
Net cash used in investing activities	(330,307)	(864,874)
Net cash provided by financing activities	175,686	385,075
Net decrease in cash and cash equivalents	$(79,509)	$(432,861)

Average cash and cash equivalents increased by $67.8 million, or 3.82%, to $1.84 billion for the three months ended March 31, 2022, compared to $1.77 billion for the same period of 2021.

At March 31, 2022, cash and cash equivalents totaled $1.65 billion. This represented an increase of $127.7 million, or 8.37%, from $1.53 billion at March 31, 2021.

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

	Estimated Net Interest Income Sensitivity (1)
	March 31, 2022			December 31, 2021
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	7.62%	13.27%		9.85%	16.84%
- 100 basis points	-2.66%	-4.63%		-4.30%	-4.99%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2022 and December 31, 2021, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2022	December 31, 2021

100 bp decrease in interest rates	-12.3%	-14.1%
100 bp increase in interest rates	0.7%	5.3%
200 bp increase in interest rates	5.2%	11.8%
300 bp increase in interest rates	6.1%	13.6%
400 bp increase in interest rates	8.2%	16.8%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not enter into futures, forwards, or option contracts. LIBOR is expected to be completely phased out by 2023, as such the Company continues to assess the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable or adjustable rate loans and interest rate swap derivatives that are indexed to LIBOR. The Bank will use multiple alternative indices as replacements for LIBOR for new instruments originated after 2021. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended March 31, 2022, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in economic, market and political conditions can adversely affect our operating results and financial condition.

We are subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years. The global economic impact from the geopolitical events in Europe that is contributing to rising energy and commodity prices, as well as the on-going supply chain disruptions have resulted in inflationary pressures and increases to prevailing interest rates. The Federal Reserve’s Open Market Committee (“FOMC”) raised the target range for the federal funds rate to 0.75% to 1.00% on May 4, 2022 and communicated a plan to reduce the size of the Federal Reserve’s holdings of Treasury and Mortgage-Backed securities starting in June of 2022. These recent increases in prevailing interest rates and the expectation that further increases are likely will impact both our customers and many aspects of our business. Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but could also impact our ability to grow loans and deposits. Rising interest rates, higher commodity prices, and supply chain issues and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality.

The occurrence of fraudulent activity, breaches or failures of information security controls or cybersecurity-related incidents to either our information systems or information systems provided by third party vendors could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and other cybersecurity-related incidents that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. The U.S. government has warned financial institutions of the potential increase in malicious cyber-attacks and other activities involving critical infrastructure, such as the financial sector, and has encouraged the banking sector to enhance cyber-defense, and these warnings have been reiterated in connection with the current conflict in Europe initiated by Russia against Ukraine. While CBB has taken measures to protect its own and customer funds and confidential information against cyber-attacks, as well as other malicious activities, there can be no assurance that such measures will be successful in thwarting such attacks and activities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions. During the first quarter of 2022, we executed on the $70 million accelerated stock repurchase program and retired 2,544,298 shares of common stock, or approximately 80% of the estimated shares repurchased under the program. We also repurchased, under our 10b5-1 stock repurchase plan, 536,010 shares of common stock, at an average repurchase price of $23.40, totaling $12.5 million. As of March 31, 2022, we had 6,919,692 shares of CVB common stock available for repurchase under the 2022 Repurchase Program.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

January 1 - 31, 2022	-	$-	10,000,000
February 1 - 28, 2022	2,544,298	$22.01	7,455,702
March 1 - 31, 2022	536,010	$23.40	6,919,692
Total	3,080,308	$22.25	6,919,692

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: May 10, 2022

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)