Form 10-Q
period 2022-06-30
CVB FINANCIAL CORP
filed 2022-08-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 139,796,999 outstanding as of July 29, 2022.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause our actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies and goals, and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, and the impact of acquisitions we have made or may make. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

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

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may-make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the transition away from USD LIBOR and uncertainties regarding potential alternative reference rates, including SOFR; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments, commonly referenced as the CECL model, which has changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods; possible credit related impairments or declines in the fair value of securities held by us; possible impairment charges to goodwill; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract deposits and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, such as the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions; cybersecurity and fraud risks and threats to the Company, our vendors and our customers, and the costs of defending against them, including the costs of compliance with regulations and potential legislation to bolster cybersecurity at a state, national, or global level; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal proceedings; and our ability to manage the risks involved in the foregoing.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$173,266	$90,012
Interest-earning balances due from Federal Reserve	523,443	1,642,536
Total cash and cash equivalents	696,709	1,732,548
Interest-earning balances due from depository institutions	7,382	25,999
Investment securities available-for-sale, at fair value (with amortized cost of $3,972,437 at June 30, 2022, and $3,185,249 at December 31, 2021)	3,626,157	3,183,923
Investment securities held-to-maturity (with fair value of $2,134,183 at June 30, 2022, and $1,921,693 at December 31, 2021)	2,412,308	1,925,970
Total investment securities	6,038,465	5,109,893
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	17,688
Loans and lease finance receivables	8,692,229	7,887,713
Allowance for credit losses	(80,222)	(65,019)
Net loans and lease finance receivables	8,612,007	7,822,694
Premises and equipment, net	47,100	49,096
Bank owned life insurance (BOLI)	259,958	251,570
Accrued interest receivable	40,954	34,204
Intangibles	25,312	25,394
Goodwill	765,822	663,707
Other real estate owned (OREO)	-	-
Income taxes	136,273	32,603
Other assets	111,999	118,301
Total assets	$16,759,993	$15,883,697

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$8,881,223	$8,104,056
Interest-bearing	5,190,996	4,872,386
Total deposits	14,072,219	12,976,442
Customer repurchase agreements	502,829	642,388
Other borrowings	-	2,281
Deferred compensation	23,917	20,879
Junior subordinated debentures	-	-
Payable for securities purchased	80,230	50,340
Other liabilities	98,587	109,864
Total liabilities	14,777,782	13,802,194

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 140,025,579 at June 30, 2022, and 135,526,025 at December 31, 2021	1,301,050	1,209,903
Retained earnings	928,000	875,568
Accumulated other comprehensive (loss), net of tax	(246,839)	(3,968)
Total stockholders' equity	1,982,211	2,081,503
Total liabilities and stockholders' equity	$16,759,993	$15,883,697

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans and leases, including fees	$92,770	$91,726	$182,231	$183,521
Investment securities:
Investment securities available-for-sale	17,042	9,410	29,874	18,569
Investment securities held-to-maturity	11,714	5,130	22,377	9,070
Total investment income	28,756	14,540	52,251	27,639
Dividends from FHLB stock	273	283	644	500
Interest-earning deposits with other institutions	1,463	479	2,236	892
Total interest income	123,262	107,028	237,362	212,552
Interest expense:
Deposits	1,201	1,425	2,328	3,237
Borrowings and customer repurchase agreements	121	132	254	273
Junior subordinated debentures	-	83	-	186
Total interest expense	1,322	1,640	2,582	3,696
Net interest income before provision for (recapture of) credit losses	121,940	105,388	234,780	208,856
Provision for (recapture of) credit losses	3,600	(2,000)	6,100	(21,500)
Net interest income after provision for (recapture of) credit losses	118,340	107,388	228,680	230,356
Noninterest income:
Service charges on deposit accounts	5,333	4,169	10,392	8,154
Trust and investment services	2,962	3,167	5,784	5,778
Bankcard services	310	533	726	883
BOLI income	603	1,240	1,952	5,864
Gain on OREO, net	-	48	-	477
Gain on sale of building, net	2,717	-	2,717	-
Other	2,745	1,679	4,363	3,361
Total noninterest income	14,670	10,836	25,934	24,517
Noninterest expense:
Salaries and employee benefits	31,553	28,836	64,209	58,542
Occupancy and equipment	5,567	4,949	11,138	9,812
Professional services	2,305	2,248	4,350	4,416
Computer software expense	3,103	2,657	6,898	5,501
Marketing and promotion	1,638	1,799	3,096	2,524
Amortization of intangible assets	1,998	2,167	3,996	4,334
(Recapture of) provision for unfunded loan commitments	-	(1,000)	-	(1,000)
Acquisition related expenses	375	-	6,013	-
Other	4,332	4,889	9,409	9,579
Total noninterest expense	50,871	46,545	109,109	93,708
Earnings before income taxes	82,139	71,679	145,505	161,165
Income taxes	23,081	20,500	40,887	46,093
Net earnings	$59,058	$51,179	$104,618	$115,072

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(142,790)	$8,937	$(344,809)	$(31,373)
Less: Income tax benefit (expense) related to items of other comprehensive (loss) income	42,213	(2,642)	101,938	9,275
Other comprehensive (loss) income, net of tax	(100,577)	6,295	(242,871)	(22,098)
Comprehensive (loss) income	$(41,519)	$57,474	$(138,253)	$92,974

Basic earnings per common share	$0.42	$0.38	$0.74	$0.85
Diluted earnings per common share	$0.42	$0.38	$0.74	$0.85

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended June 30, 2022 and 2021

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2022	141,626	$1,325,644	$895,661	$(146,262)	$2,075,043
Issuance of common stock for acquisition of Suncrest Bank	-	-	-	-	-
Repurchase of common stock	(1,148)	(26,821)	-	-	(26,821)
Repurchase of common stock, ASR Plan	(450)	-	-	-	-
Exercise of stock options	14	245	-	-	245
Shares issued pursuant to stock-based compensation plan	(16)	1,982	-	-	1,982
Cash dividends declared on common stock ($0.19 per share)	-	-	(26,719)	-	(26,719)
Net earnings	-	-	59,058	-	59,058
Other comprehensive loss	-	-	-	(100,577)	(100,577)
Balance, June 30, 2022	140,026	$1,301,050	$928,000	$(246,839)	$1,982,211

Balance, April 1, 2021	135,920	$1,213,451	$800,259	$6,956	$2,020,666
Repurchase of common stock	(2)	(32)	-	-	(32)
Exercise of stock options	5	73	-	-	73
Shares issued pursuant to stock-based compensation plan	4	1,390	-	-	1,390
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,497)	-	(24,497)
Net earnings	-	-	51,179	-	51,179
Other comprehensive loss	-	-	-	6,295	6,295
Balance, June 30, 2021	135,927	$1,214,882	$826,941	$13,251	$2,055,074

Six Months Ended June 30, 2022 and 2021

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2022	135,526	$1,209,903	$875,568	$(3,968)	$2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	-	-	197,069
Repurchase of common stock	(1,732)	(40,464)	-	-	(40,464)
Repurchase of common stock, ASR Plan	(2,994)	(70,000)	-	-	(70,000)
Exercise of stock options	64	965	-	-	965
Shares issued pursuant to stock-based compensation plan	545	3,577	-	-	3,577
Cash dividends declared on common stock ($0.37 per share)	-	-	(52,186)	-	(52,186)
Net earnings	-	-	104,618	-	104,618
Other comprehensive loss	-	-	-	(242,871)	(242,871)
Balance, June 30, 2022	140,026	$1,301,050	$928,000	$(246,839)	$1,982,211

Balance, January 1, 2021	135,601	$1,211,780	$760,861	$35,349	$2,007,990
Repurchase of common stock	(24)	(534)	-	-	(534)
Exercise of stock options	45	964	-	-	964
Shares issued pursuant to stock-based compensation plan	305	2,672	-	-	2,672
Cash dividends declared on common stock ($0.36 per share)	-	-	(48,992)	-	(48,992)
Net earnings	-	-	115,072	-	115,072
Other comprehensive loss	-	-	-	(22,098)	(22,098)
Balance, June 30, 2021	135,927	$1,214,882	$826,941	$13,251	$2,055,074

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Interest and dividends received	$236,887	$200,495
Service charges and other fees received	22,642	18,083
Interest paid	(2,373)	(3,572)
Net cash paid to vendors, employees and others	(95,770)	(97,222)
Income taxes	(32,998)	(47,085)
Net cash provided by operating activities	128,388	70,699
Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	4,712	-
Net change in interest-earning balances from depository institutions	28,617	17,305
Proceeds from repayment of investment securities available-for-sale	282,175	424,999
Proceeds from maturity of investment securities available-for-sale	1,226	-
Purchases of investment securities available-for-sale	(1,092,577)	(949,645)
Proceeds from repayment and maturity of investment securities held-to-maturity	213,907	82,937
Purchases of investment securities held-to-maturity	(532,474)	(545,681)
Net decrease (increase) in equity investments	511	(5,692)
Net (increase) decrease in loan and lease finance receivables	(20,423)	297,796
Proceeds from sale of building, net of selling costs	8,315	1,157
Purchase of premises and equipment	(2,307)	(2,299)
Purchase of BOLI	-	(25,000)
Proceeds from BOLI death benefit	3,096	11,121
Proceeds from sales of other real estate owned	-	3,869
Cash acquired from acquisition, net of cash paid	329,001	-
Net cash used in investing activities	(776,221)	(689,133)
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(38,815)	968,729
Net decrease in time deposits	(47,979)	(36,173)
Net decrease in other borrowings	(2,281)	(5,000)
Net (decrease) increase in customer repurchase agreements	(139,559)	138,801
Repayment of junior subordinated debentures	-	(25,774)
Cash dividends on common stock	(49,873)	(48,874)
Repurchase of common stock	(40,464)	(534)
Repurchase of common stock, ASR Plan	(70,000)	-
Proceeds from exercise of stock options	965	964
Net cash (used in) provided by financing activities	(388,006)	992,139
Net (decrease) increase in cash and cash equivalents	(1,035,839)	373,705

Cash and cash equivalents, beginning of period	1,732,548	1,958,160
Cash and cash equivalents, end of period	$696,709	$2,331,865

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$104,618	$115,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	(2,717)	(189)
Gain on sale of other real estate owned	-	(477)
Increase in BOLI	(1,952)	(5,864)
Net amortization of premiums and discounts on investment securities	15,353	14,908
Accretion of discount for acquired loans, net	(3,693)	(7,511)
Provision for (recapture of) credit losses	6,100	(21,500)
(Recapture of) provision for unfunded loan commitments	-	(1,000)
Stock-based compensation	3,577	2,672
Depreciation and amortization, net	5,749	(4,838)
Change in other assets and liabilities	1,353	(20,574)
Total adjustments	23,770	(44,373)
Net cash provided by operating activities	$128,388	$70,699

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$80,230	$110,430
Issuance of common stock for acquisition	$197,069	$-

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in California. As of June 30,2022, the Bank operates 63 banking centers and four trust office locations. The Company is headquartered in the city of Ontario, California.

On January 7, 2022, we completed the acquisition of Suncrest Bank ("Suncrest") with approximately $1.4 billion in total assets, acquired at fair value, and seven banking centers. Total assets at June 30, 2022 included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in Bank-Owned Life Insurance ("BOLI"). The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit premium. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration. Refer to Note 4 – Business Combinations of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

4. BUSINESS COMBINATIONS

On January 7, 2022, the Company completed the acquisition of Suncrest, headquartered in Visalia, California. The Company acquired all of the assets and assumed all of the liabilities of Suncrest in a stock and cash transaction for $39.6 million in cash and $197.1 million in stock. As a result, Suncrest merged with and into the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further extend and strengthen its geographic presence in California’s Central Valley and the Sacramento metro area. At close, Suncrest had seven branch locations and two loan production offices, which re-opened as CBB locations on January 10, 2022. As a result of the consolidation of branches during the second quarter of 2022, five branch locations remain from this acquisition.

The total fair value of assets acquired approximated $1.38 billion in total assets, including $329.0 million of cash and cash equivalents, net of cash paid, $131.1 million of investment securities, $765.9 million in net loans, $6.1 million in premises and equipment, $9.0 million in BOLI, and $33.7 million in other assets. The purchased credit deteriorated (“PCD”) loans were recorded at a fair value of $224.7 million, which was net of a discount of $13.1 million including a credit discount of $8.6 million. The assets acquired also include a core deposit intangible of $3.9 million and non-tax deductible goodwill of $102.1 million. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The total fair value of liabilities assumed was $1.19 billion, which included $512.8 million of noninterest-bearing deposits and $669.8 million of interest-bearing deposits, and $6.2 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of January 7, 2022. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. For the assets acquired and liabilities assumed, the Company considers the fair value of the net loans and the related deferred tax asset to be provisional, specifically the PCD loans, while the Company obtains additional information relevant to the fair value.

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statements of income is not material.

For the six months ended June 30, 2022, the Company incurred non-recurring merger related expenses associated with the Suncrest acquisition of $6.0 million.

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

	June 30, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,386,552	$423	$(278,060)	$3,108,915	85.74%
CMO/REMIC	557,723	8	(67,601)	490,130	13.52%
Municipal bonds	27,139	100	(1,150)	26,089	0.72%
Other securities	1,023	-	-	1,023	0.02%
Total available-for-sale securities	$3,972,437	$531	$(346,811)	$3,626,157	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$562,287	$359	$(82,668)	$479,978	23.31%
Mortgage-backed securities	688,320	159	(74,344)	614,135	28.53%
CMO/REMIC	799,591	-	(83,786)	715,805	33.15%
Municipal bonds	362,110	245	(38,090)	324,265	15.01%
Total held-to-maturity securities	$2,412,308	$763	$(278,888)	$2,134,183	100.00%

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,553,246	$25,873	$(15,905)	$2,563,214	80.50%
CMO/REMIC	602,555	1,586	(13,983)	590,158	18.53%
Municipal bonds	28,365	1,103	-	29,468	0.93%
Other securities	1,083	-	-	1,083	0.04%
Total available-for-sale securities	$3,185,249	$28,562	$(29,888)	$3,183,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$576,899	$5,907	$(7,312)	$575,494	29.95%
Mortgage-backed securities	647,390	4,109	(6,106)	645,393	33.61%
CMO/REMIC	490,670	596	(5,030)	486,236	25.48%
Municipal bonds	211,011	4,714	(1,155)	214,570	10.96%
Total held-to-maturity securities	$1,925,970	$15,326	$(19,603)	$1,921,693	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$16,863	$9,226	$29,512	$18,194
Tax-advantaged	179	184	362	375
Total interest income from available-for-sale securities	17,042	9,410	29,874	18,569
Investment securities held-to-maturity:
Taxable	9,978	4,007	19,082	6,818
Tax-advantaged	1,736	1,123	3,295	2,252
Total interest income from held-to-maturity securities	11,714	5,130	22,377	9,070
Total interest income from investment securities	$28,756	$14,540	$52,251	$27,639

Approximately 94% of the total investment securities portfolio at June 30, 2022 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA- or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at June 30, 2022 and December 31, 2021.

We adopted ASU 2016-13 on January 1, 2020, on a modified retrospective basis. Under this ASU, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale ("AFS") and held-to-maturity ("HTM") securities. Management determined that there were no credit losses for securities in an unrealized loss position as of June 30, 2022 and December 31, 2021.

The following table presents the Company’s investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,212,757	$(168,634)	$810,125	$(109,426)	$3,022,882	$(278,060)
CMO/REMIC	109,306	(8,662)	378,651	(58,939)	487,957	(67,601)
Municipal bonds	22,793	(1,150)	-	-	22,793	(1,150)
Total available-for-sale securities	$2,344,856	$(178,446)	$1,188,776	$(168,365)	$3,533,632	$(346,811)
Investment securities held-to-maturity:
Government agency/GSE	$233,979	$(36,324)	$226,224	$(46,344)	$460,203	$(82,668)
Mortgage-backed securities	552,966	(73,582)	4,209	(762)	557,175	(74,344)
CMO/REMIC	715,805	(83,786)	-	-	715,805	(83,786)
Municipal bonds	221,355	(26,968)	54,397	(11,122)	275,752	(38,090)
Total held-to-maturity securities	$1,724,105	$(220,660)	$284,830	$(58,228)	$2,008,935	$(278,888)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

At June 30, 2022 and December 31, 2021, investment securities having a carrying value of approximately $2.20 billion and $2.18 billion, respectively, were pledged to secure public deposits, customer repurchase agreements, short and long-term borrowing capacity on various lines of credit, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2022, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2022
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$26,014	$25,660	$4,875	$4,882
Due after one year through five years	1,059,708	995,539	606,745	556,072
Due after five years through ten years	2,654,991	2,403,349	737,884	659,288
Due after ten years	231,724	201,609	1,062,804	913,941
Total investment securities	$3,972,437	$3,626,157	$2,412,308	$2,134,183

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2022.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)

Commercial real estate	$6,643,628	$5,789,730
Construction	60,584	62,264
SBA	297,109	288,600
SBA - Paycheck Protection Program (PPP)	66,955	186,585
Commercial and industrial	941,595	813,063
Dairy & livestock and agribusiness	273,594	386,219
Municipal lease finance receivables	64,437	45,933
SFR mortgage	260,218	240,654
Consumer and other loans	84,109	74,665
Total loans, at amortized cost	8,692,229	7,887,713
Less: Allowance for credit losses	(80,222)	(65,019)
Total loans and lease finance receivables, net	$8,612,007	$7,822,694

As of June 30, 2022, 80.12% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 76.43% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of June 30, 2022, $499.6 million, or 7.52% of the total commercial real estate loans included loans secured by farmland, compared to $364.4 million, or 6.29%, at December 31, 2021. The loans secured by farmland included $132.1 million for loans secured by dairy & livestock land and $367.5 million for loans secured by agricultural land at June 30, 2022, compared to $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021. As of June 30, 2022, dairy & livestock and agribusiness loans of $273.6 million included $52.4 million of agribusiness loans. This compares to $34.5 of agribusiness loans included in the $386.2 million dairy & livestock and agribusiness loans as of December 31, 2021.

At June 30, 2022 and December 31, 2021, loans totaling $4.27 billion and $3.96 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of June 30, 2022 and December 31, 2021.

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

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$764,972	$1,240,209	$995,702	$621,334	$551,546	$2,073,267	$184,480	$33,667	$6,465,177
Special Mention	507	6,319	10,283	17,585	14,802	77,666	2,033	5,500	134,695
Substandard	-	3,521	16,244	574	6,962	16,455	-	-	43,756
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$765,479	$1,250,049	$1,022,229	$639,493	$573,310	$2,167,388	$186,513	$39,167	$6,643,628

Construction loans:
Risk Rating:
Pass	$6,679	$15,793	$14,730	$-	$1,391	$-	$17,710	$-	$56,303
Special Mention	-	-	-	-	4,281	-	-	-	4,281
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$6,679	$15,793	$14,730	$-	$5,672	$-	$17,710	$-	$60,584

SBA loans:
Risk Rating:
Pass	$35,072	$57,279	$35,800	$11,696	$30,565	$108,573	$193	$-	$279,178
Special Mention	-	-	100	1,335	1,391	5,137	-	-	7,963
Substandard	-	-	-	-	581	9,387	-	-	9,968
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$35,072	$57,279	$35,900	$13,031	$32,537	$123,097	$193	$-	$297,109

SBA - PPP loans:
Risk Rating:
Pass	$-	$61,488	$5,332	$-	$-	$-	$-	$-	$66,820
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	135	-	-	-	-	-	-	135
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$-	$61,623	$5,332	$-	$-	$-	$-	$-	$66,955

Commercial and industrial loans:
Risk Rating:
Pass	$77,558	$157,979	$87,899	$111,278	$49,685	$103,779	$313,334	$7,516	$909,028
Special Mention	-	1,192	1,709	3,583	1,689	186	16,190	382	24,931
Substandard	-	246	-	184	4,196	686	1,681	643	7,636
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$77,558	$159,417	$89,608	$115,045	$55,570	$104,651	$331,205	$8,541	$941,595

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,161	$5,607	$1,769	$1,038	$856	$1,291	$245,027	$-	$256,749
Special Mention	-	-	209	-	-	-	3,949	639	4,797
Substandard	-	-	-	-	1,794	900	3,502	5,852	12,048
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$1,161	$5,607	$1,978	$1,038	$2,650	$2,191	$252,478	$6,491	$273,594

Municipal lease finance receivables loans:
Risk Rating:
Pass	$170	$12,965	$7,281	$4,419	$5,136	$33,976	$-	$-	$63,947
Special Mention	-	-	-	-	-	301	-	-	301
Substandard	-	-	-	-	-	189	-	-	189
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$170	$12,965	$7,281	$4,419	$5,136	$34,466	$-	$-	$64,437

SFR mortgage loans:
Risk Rating:
Pass	$46,924	$47,567	$46,828	$35,966	$17,169	$62,879	$500	$-	$257,833
Special Mention	-	-	955	-	-	-	-	-	955
Substandard	-	-	-	-	-	1,031	-	399	1,430
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$46,924	$47,567	$47,783	$35,966	$17,169	$63,910	$500	$399	$260,218

Consumer and other loans:
Risk Rating:
Pass	$9,012	$4,162	$1,580	$1,172	$300	$1,403	$61,490	$2,690	$81,809
Special Mention	-	701	-	-	-	-	591	-	1,292
Substandard	-	-	-	-	-	15	97	896	1,008
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$9,012	$4,863	$1,580	$1,172	$300	$1,418	$62,178	$3,586	$84,109

Total Loans:
Risk Rating:
Pass	$941,548	$1,603,049	$1,196,921	$786,903	$656,648	$2,385,168	$822,734	$43,873	$8,436,844
Special Mention	507	8,212	13,256	22,503	22,163	83,290	22,763	6,521	179,215
Substandard	-	3,902	16,244	758	13,533	28,663	5,280	7,790	76,170
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$942,055	$1,615,163	$1,226,421	$810,164	$692,344	$2,497,121	$850,777	$58,184	$8,692,229

7

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,137,714	$963,697	$591,202	$534,468	$484,721	$1,704,267	$156,841	$33,564	$5,606,474
Special Mention	3,133	20,640	14,477	16,097	43,262	44,045	6,970	6,800	155,424
Substandard	-	-	2,859	6,933	4,646	7,329	5,951	114	27,832
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$1,140,847	$984,337	$608,538	$557,498	$532,629	$1,755,641	$169,762	$40,478	$5,789,730

Construction loans:
Risk Rating:
Pass	$10,511	$15,896	$7,236	$-	$-	$-	$25,262	$-	$58,905
Special Mention	-	-	-	3,359	-	-	-	-	3,359
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$10,511	$15,896	$7,236	$3,359	$-	$-	$25,262	$-	$62,264

SBA loans:
Risk Rating:
Pass	$70,929	$36,468	$11,129	$36,068	$38,504	$78,527	$-	$-	$271,625
Special Mention	-	-	-	-	4,056	2,700	-	-	6,756
Substandard	-	-	-	785	4,092	5,342	-	-	10,219
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$70,929	$36,468	$11,129	$36,853	$46,652	$86,569	$-	$-	$288,600

SBA - PPP loans:
Risk Rating:
Pass	$183,614	$2,969	$-	$-	$-	$-	$-	$-	$186,583
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	2	-	-	-	-	-	-	2
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$183,614	$2,971	$-	$-	$-	$-	$-	$-	$186,585

Commercial and industrial loans:
Risk Rating:
Pass	$145,494	$81,944	$126,647	$54,690	$32,455	$73,600	$267,659	$6,992	$789,481
Special Mention	1,556	1,929	127	1,396	394	26	9,369	177	14,974
Substandard	244	6	602	1,712	505	475	1,991	3,073	8,608
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$147,294	$83,879	$127,376	$57,798	$33,354	$74,101	$279,019	$10,242	$813,063

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,756	$942	$1,285	$1,035	$95	$295	$364,312	$454	$370,174
Special Mention	1,052	-	-	-	-	-	6,979	1,301	9,332
Substandard	-	-	-	37	-	-	-	6,676	6,713
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$2,808	$942	$1,285	$1,072	$95	$295	$371,291	$8,431	$386,219

Municipal lease finance receivables loans:
Risk Rating:
Pass	$9,310	$7,666	$-	$279	$9,528	$18,811	$-	$-	$45,594
Special Mention	-	-	-	-	-	339	-	-	339
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$9,310	$7,666	$-	$279	$9,528	$19,150	$-	$-	$45,933

SFR mortgage loans:
Risk Rating:
Pass	$48,813	$49,261	$41,776	$19,877	$16,046	$61,965	$451	$-	$238,189
Special Mention	8	-	-	-	-	-	-	-	8
Substandard	-	-	-	-	-	2,052	-	405	2,457
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$48,821	$49,261	$41,776	$19,877	$16,046	$64,017	$451	$405	$240,654

Consumer and other loans:
Risk Rating:
Pass	$5,145	$1,947	$1,415	$469	$386	$1,611	$58,060	$3,378	$72,411
Special Mention	839	-	-	-	-	150	591	403	1,983
Substandard	-	-	-	-	-	15	5	251	271
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$5,984	$1,947	$1,415	$469	$386	$1,776	$58,656	$4,032	$74,665

Total Loans:
Risk Rating:
Pass	$1,613,286	$1,160,790	$780,690	$646,886	$581,735	$1,939,076	$872,585	$44,388	$7,639,436
Special Mention	6,588	22,569	14,604	20,852	47,712	47,260	23,909	8,681	192,175
Substandard	244	8	3,461	9,467	9,243	15,213	7,947	10,519	56,102
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$1,620,118	$1,183,367	$798,755	$677,205	$638,690	$2,001,549	$904,441	$63,588	$7,887,713

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

The ACL totaled $80.2 million at June 30, 2022, compared to $65.0 million at December 31, 2021. As a result of the acquisition of Suncrest, we recorded a provision for credit loss of $4.9 million on January 7, 2022 to establish the ACL for the acquired loans that were not considered PCD. The ACL at January 7, 2022, also included $8.6 million for the acquired Suncrest PCD loans. The $15.2 million increase in the ACL from December 31, 2021 to June 30, 2022 is comprised of approximately $500,000 in net recoveries, the $8.6 million for the Suncrest PCD loans and a $6.1 million provision for credit losses, including the $4.9 million provision recorded to establish the ACL for the non-PCD loans acquired from Suncrest. At June 30, 2022, the ACL as a percentage of total loans and leases, at amortized cost, was 0.92%, or 0.93% of total loans when excluding the $67.0 million in PPP loans. This compares to 0.82% and 0.84% at December 31, 2021, respectively. Net recoveries were $498,000 for the six months ended June 30, 2022, which compares to $2.9 million in net charge-offs for the same period of 2021. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario. Our weighted forecast assumes GDP will increase by 0.5% in the second half of 2022, 0.8% for 2023 and then grow by 2.5% in 2024. The unemployment rate is forecasted to be 4.6% in the second half of 2022, 5.4% in 2023 and then decline to 5% in 2024.

Management believes that the ACL was appropriate at June 30, 2022 and December 31, 2021. Due to inflationary pressures from global supply chain issues and geopolitical events, as well as the uncertainty around the epidemiological assumptions and ongoing impact of government responses to the pandemic that may impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended June 30, 2022
	Ending Balance March 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2022
	(Dollars in thousands)
Commercial real estate	$57,835	$-	$-	$3,678	$61,513
Construction	988	-	3	71	1,062
SBA	2,824	-	53	(264)	2,613
Commercial and industrial	6,831	(6)	453	(84)	7,194
Dairy & livestock and agribusiness	6,703	-	2	127	6,832
Municipal lease finance receivables	152	-	-	31	183
SFR mortgage	227	-	-	27	254
Consumer and other loans	559	(2)	-	14	571
Total allowance for credit losses	$76,119	$(8)	$511	$3,600	$80,222

	Three Months Ended June 30, 2021
	Ending Balance March 31, 2021	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance June 30, 2021
	(Dollars in thousands)
Commercial real estate	$56,572	$-	$-	$(1,372)	$55,200
Construction	1,878	-	41	(94)	1,825
SBA	2,512	-	4	30	2,546
Commercial and industrial	6,439	(500)	2	(274)	5,667
Dairy & livestock and agribusiness	2,722	-	-	53	2,775
Municipal lease finance receivables	35	-	-	32	67
SFR mortgage	298	-	-	(14)	284
Consumer and other loans	1,349	(10)	-	(361)	978
Total allowance for credit losses	$71,805	$(510)	$47	$(2,000)	$69,342

	Six Months Ended June 30, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$-	$-	$5,086	$4,127	$1,350	$61,513
Construction	765	-	6	122	58	111	1,062
SBA	2,668	-	58	62	64	(239)	2,613
Commercial and industrial	6,669	(21)	456	500	508	(918)	7,194
Dairy & livestock and agribusiness	3,066	-	2	2,832	149	783	6,832
Municipal lease finance receivables	100	-	-	3	26	54	183
SFR mortgage	188	-	-	-	-	66	254
Consumer and other loans	613	(3)	-	-	-	(39)	571
Total allowance for credit losses	$65,019	$(24)	$522	$8,605	$4,932	$1,168	$80,222

	Six Months Ended June 30, 2021
	Ending Balance December 31, 2020	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance June 30, 2021
	(Dollars in thousands)
Commercial real estate	$75,439	$-	$-	$(20,239)	$55,200
Construction	1,934	-	44	(153)	1,825
SBA	2,992	-	8	(454)	2,546
Commercial and industrial	7,142	(2,975)	4	1,496	5,667
Dairy & livestock and agribusiness	3,949	-	-	(1,174)	2,775
Municipal lease finance receivables	74	-	-	(7)	67
SFR mortgage	367	-	79	(162)	284
Consumer and other loans	1,795	(10)	-	(807)	978
Total allowance for credit losses	$93,692	$(2,985)	$135	$(21,500)	$69,342

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, prevailing economic conditions, and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$-	$6,297	$6,297	$2,464,612	$2,470,909
Non-owner occupied	-	559	20	579	4,172,140	4,172,719
Construction
Speculative (1)	-	-	-	-	49,732	49,732
Non-speculative	-	-	-	-	10,852	10,852
SBA	83	-	794	877	296,232	297,109
SBA - PPP	-	-	-	-	66,955	66,955
Commercial and industrial	-	357	655	1,012	940,583	941,595
Dairy & livestock and agribusiness	-	-	3,206	3,206	270,388	273,594
Municipal lease finance receivables	-	-	-	-	64,437	64,437
SFR mortgage	-	-	-	-	260,218	260,218
Consumer and other loans	-	-	37	37	84,072	84,109
Total loans	$83	$916	$11,009	$12,008	$8,680,221	$8,692,229

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$438	$-	$3,383	$3,821	$2,127,979	$2,131,800
Non-owner occupied	-	-	-	-	3,657,930	3,657,930
Construction
Speculative (1)	-	-	-	-	44,859	44,859
Non-speculative	-	-	-	-	17,405	17,405
SBA	417	1,145	339	1,901	286,699	288,600
SBA - PPP	-	-	-	-	186,585	186,585
Commercial and industrial	-	16	1,356	1,372	811,691	813,063
Dairy & livestock and agribusiness	-	-	-	-	386,219	386,219
Municipal lease finance receivables	-	-	-	-	45,933	45,933
SFR mortgage	1,040	-	-	1,040	239,614	240,654
Consumer and other loans	-	-	42	42	74,623	74,665
Total loans	$1,895	$1,161	$5,120	$8,176	$7,879,537	$7,887,713

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of June 30, 2022 and December 31, 2021 by type of loan.

	June 30, 2022
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$3,823	$6,823	$-
Non-owner occupied	20	20	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	349	1,075	-
SBA - PPP	-	-	-
Commercial and industrial	1,130	1,655	-
Dairy & livestock and agribusiness	830	3,354	-
Municipal lease finance receivables	-	-	-
SFR mortgage	-	-	-
Consumer and other loans	37	37	-
Total loans	$6,189	$12,964	$-

(1)
As of June 30, 2022, $1.5 million of nonaccruing loans were current, $83,000 were 30-59 days past due, $357,000 were 60-89 days past due, and $11.0 million were 90+ days past due.
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

	June 30, 2022			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$9,160	$-	$-	9
Construction	-	-	-	-
SBA	233	841	-	8
SBA - PPP	-	-	-	-
Commercial and industrial	457	2,998	79	15
Dairy & livestock and agribusiness	699	17	2,638	6
Municipal lease finance receivables	-	-	-	-
SFR mortgage	-	-	-	-
Consumer and other loans	37	-	-	1
Total collateral-dependent loans	$10,586	$3,856	$2,717	39

	December 31, 2021			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$6,001	$-	$-	6
Construction	-	-	-	-
SBA	405	517	112	10
SBA - PPP	-	-	-	-
Commercial and industrial	688	5,133	96	19
Dairy & livestock and agribusiness	-	-	-	-
Municipal lease finance receivables	-	-	-	-
SFR mortgage	380	-	-	2
Consumer and other loans	158	-	-	2
Total collateral-dependent loans	$7,632	$5,650	$208	39

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.0 million for the off-balance sheet credit exposures as of June 30, 2022. There was no provision or recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2022, compared to a $1.0 million recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the balance in this reserve was $8.0 million and was included in other liabilities.

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

As of June 30, 2022, there were $5.2 million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At June 30, 2022, performing TDRs were comprised of one commercial real estate loan of $2.3 million, three commercial and industrial loans of $1.9 million, and five SFR mortgage loans of $1.0 million.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We have no allocated allowance to TDRs as of June 30, 2022 and December 31, 2021.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$5,259	$5,813	$5,293	$2,159
New modifications	-	2,453	-	7,096
Payoffs/payments, net and other	(61)	(51)	(95)	(1,040)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-
Ending balance	$5,198	$8,215	$5,198	$8,215
Nonperforming TDRs:
Beginning balance	$-	$-	$-	$-
New modifications	-	-	-	-
Charge-offs	-	-	-	-
Payoffs/payments, net and other	-	-	-	-
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-
Ending balance	$-	$-	$-	$-
Total TDRs	$5,198	$8,215	$5,198	$8,215

The following tables summarize loans modified as TDRs for the period presented.

Modifications (1)

For the Six Months Ended June 30, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2021	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	-	$-	$-	$-	$-

For the Three Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2021	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	1	$2,453	$2,453	$2,450	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	1	$2,453	$2,453	$2,450	$-

	For the Six Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at June 30, 2021	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial real estate:
Interest rate reduction	1	$2,453	$2,453	$2,450	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	4,643	4,643	4,443	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	3	$7,096	$7,096	$6,893	$-

(1)
The tables above exclude modified loans that were paid off prior to the end of the period.
(2)
Financial effects resulting from modifications represent charge-offs and current allowance for credit losses at modification date.

As of June 30, 2022 and 2021, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the six months ended June 30, 2022 and 2021, respectively.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2022, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 99,000 and 540,000, respectively. For the three and six months ended June 30, 2021, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 115,000 and 116,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$59,058	$51,179	$104,618	$115,072
Less: Net earnings allocated to restricted stock	398	239	650	547
Net earnings allocated to common shareholders	$58,660	$50,940	$103,968	$114,525
Weighted average shares outstanding	139,748	135,286	140,467	135,235
Basic earnings per common share	$0.42	$0.38	$0.74	$0.85

Diluted earnings per common share:
Net income allocated to common shareholders	$58,660	$50,940	$103,968	$114,525
Weighted average shares outstanding	139,748	135,286	140,467	135,235
Incremental shares from assumed exercise of outstanding options	305	221	263	235
Diluted weighted average shares outstanding	140,053	135,507	140,730	135,470
Diluted earnings per common share	$0.42	$0.38	$0.74	$0.85

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$3,108,915	$-	$3,108,915	$-
CMO/REMIC	490,130	-	490,130	-
Municipal bonds	26,089	-	26,089	-
Other securities	1,023	-	1,023	-
Total investment securities - AFS	3,626,157	-	3,626,157	-
Interest rate swaps	582	-	582	-
Total assets	$3,626,739	$-	$3,626,739	$-
Description of liability
Interest rate swaps	$582	$-	$582	$-
Total liabilities	$582	$-	$582	$-

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,563,214	$-	$2,563,214	$-
CMO/REMIC	590,158	-	590,158	-
Municipal bonds	29,468	-	29,468	-
Other securities	1,083	-	1,083	-
Total investment securities - AFS	3,183,923	-	3,183,923	-
Interest rate swaps	14,163	-	14,163	-
Total assets	$3,198,086	$-	$3,198,086	$-
Description of liability
Interest rate swaps	$14,163	$-	$14,163	$-
Total liabilities	$14,163	$-	$14,163	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2022 and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period. These losses on collateral dependent loans represent the amount of the allowance for credit losses and/or charge-offs during the period applicable to loans held at period-end. The amount of the allowance is included in the ACL.

	Carrying Value at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2022
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$3,000	$-	$-	$3,000	$1,233
Construction	-	-	-	-	-
SBA	223	-	-	223	38
Commercial and industrial	573	-	-	573	237
Dairy & livestock and agribusiness	2,524	-	-	2,524	2,513
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	3
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-
Total assets	$6,320	$-	$-	$6,320	$4,024

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2021
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
SBA	646	-	-	646	255
Commercial and industrial	340	-	-	340	3,275
Dairy & livestock and agribusiness	38	-	-	38	118
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	11
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-
Total assets	$1,024	$-	$-	$1,024	$3,659

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2022 and December 31, 2021, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$696,709	$696,709	$-	$-	$696,709
Interest-earning balances due from depository institutions	7,382	-	7,382	-	7,382
Investment securities available-for-sale	3,626,157	-	3,626,157	-	3,626,157
Investment securities held-to-maturity	2,412,308	-	2,134,183	-	2,134,183
Total loans, net of allowance for credit losses	8,612,007	-	-	8,102,801	8,102,801
Swaps	582	-	582	-	582
Liabilities
Deposits:
Interest-bearing	$5,190,996	$-	$5,186,166	$-	$5,186,166
Borrowings	502,829	-	426,427	-	426,427
Junior subordinated debentures	-	-	-	-	-
Swaps	582	-	582	-	582

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,732,548	$1,732,548	$-	$-	$1,732,548
Interest-earning balances due from depository institutions	25,999	-	25,999	-	25,999
Investment securities available-for-sale	3,183,923	-	3,183,923	-	3,183,923
Investment securities held-to-maturity	1,925,970	-	1,921,693	-	1,921,693
Total loans, net of allowance for credit losses	7,822,694	-	-	7,696,210	7,696,210
Swaps	14,163	-	14,163	-	14,163
Liabilities
Deposits:
Interest-bearing	$4,872,386	$-	$4,871,531	$-	$4,871,531
Borrowings	644,669	-	586,645	-	586,645
Junior subordinated debentures	-	-	-	-	-
Swaps	14,163	-	14,163	-	14,163

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2022, the Bank has entered into 129 interest-rate swap agreements with customers with a notional amount totaling $443.5 million. The Bank then entered into identical offsetting swaps with a counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, therefore allowing customers to convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with the counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR, plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. As a result of the Bank exceeding $10 billion in assets, federal regulations required the Bank, beginning in January 2019, to clear most interest rate swaps through a clearing house (“centrally cleared”). These instruments contain language outlining collateral pledging requirements for each counterparty, in which collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the Company’s condensed consolidated balance sheet.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2022 and December 31, 2021, the total notional amount of the Company’s swaps was $443.5 million, and $493.2 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	June 30, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$582	Other liabilities	$582
Total derivatives		$582		$582

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,163	Other liabilities	$14,163
Total derivatives		$14,163		$14,163

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(Dollars in thousands)
Interest rate swaps	Other income	$-	$-	$-	$215
Total		$-	$-	$-	$215

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended June 30,
	2022			2021
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(142,883)	$42,241	$(100,642)	$8,917	$(2,636)	$6,281
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	93	(28)	65	20	(6)	14
Net change	$(142,790)	$42,213	$(100,577)	$8,937	$(2,642)	$6,295

	Six Months Ended June 30,
	2022			2021
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(344,955)	$101,981	$(242,974)	$(31,474)	$9,305	$(22,169)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	147	(44)	103	101	(30)	71
Net change	$(344,809)	$101,938	$(242,871)	$(31,373)	$9,275	$(22,098)

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

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
June 30, 2022
Financial assets:
Derivatives not designated as hedging instruments	$582	$-	$-	$582	$-	$582
Total	$582	$-	$-	$582	$-	$582

Financial liabilities:
Derivatives not designated as hedging instruments	$39,098	$(38,516)	$582	$38,516	$(16,652)	$22,446
Repurchase agreements	502,829	-	502,829	-	(582,654)	(79,825)
Total	$541,927	$(38,516)	$503,411	$38,516	$(599,306)	$(57,379)

December 31, 2021
Financial assets:
Derivatives not designated as hedging instruments	$14,163	$-	$-	$14,163	$-	$14,163
Total	$14,163	$-	$-	$14,163	$-	$14,163

Financial liabilities:
Derivatives not designated as hedging instruments	$23,502	$(9,339)	$14,163	$9,339	$(37,285)	$(13,783)
Repurchase agreements	642,388	-	642,388	-	(683,923)	(41,535)
Total	$665,890	$(9,339)	$656,551	$9,339	$(721,208)	$(55,318)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$24,503	$19,274
Total lease liabilities	26,070	20,864

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,849	$1,681	$3,695	$3,343
Sublease income	-	-	-	-
Total lease expense	$1,849	$1,681	$3,695	$3,343

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,860	$1,845	$3,711	$3,664

	June 30, 2022	December 31, 2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.36	4.26
Weighted average discount rate	2.64%	2.41%

The Company’s lease arrangements that have not yet commenced as of June 30, 2022 and the Company’s short-term lease costs and variable lease costs, for the six months ended June 30, 2022 and 2021 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2022, excluding property taxes and insurance, are as follows:

June 30, 2022
(Dollars in thousands)
Year:
2022 (excluding the six months ended June 30, 2022)	$3,677
2023	6,851
2024	5,689
2025	4,907
2026	3,670
Thereafter	2,861
Total future lease payments	27,655
Less: Imputed interest	(1,585)
Present value of lease liabilities	$26,070

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,333	$4,169	$10,392	$8,154
Trust and investment services	2,962	3,167	5,784	5,778
Bankcard services	310	533	726	883
Gain on OREO, net	-	48	-	477
Other	5,462	1,679	7,080	3,361
Noninterest Income (in-scope of Topic 606)	14,067	9,596	23,982	18,653
Noninterest Income (out-of-scope of Topic 606)	603	1,240	1,952	5,864
Total noninterest income	$14,670	$10,836	$25,934	$24,517

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized businesses through 100% Small Business Administration (“SBA”) guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. Legislation passed on April 24, 2020 provided additional PPP funds of $310 billion. During 2020, we originated and funded approximately 4,100 loans, totaling $1.1 billion. Greater than 99% of these loans have been granted forgiveness as of June 30, 2022. In response to the COVID-19 pandemic and the CARES Act, we also implemented a short-term loan modification program in 2020 to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion was set aside for Second Draw (“round two”) PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 were not eligible for Second Draw loans. Further, maximum loan amounts were increased for accommodation and food service businesses. We originated approximately 1,900 round two loans totaling $420 million. The Paycheck Protection Program officially ended on May 31, 2021. As of June 30, 2022, the remaining outstanding balance of PPP loans was $67.0 million, including $6.3 million for round one and $60.7 million for round two.

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

•
Allowance for Credit Losses (“ACL”)
•
Fair value estimates associated with Business Combinations
•
Impairment of Goodwill
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

Recently Issued Accounting Pronouncements but Not Adopted as of June 30, 2022

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

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022

The FASB issued 2022-02 which eliminates recognition and measurement guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross write-offs by year of origination (i.e. the vintage year) for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. For entities that have adopted ASU 2016-13, this ASU is effective for interim and reporting periods beginning after December 15, 2022, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted.

1st Quarter 2023

The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or liquidity, although it will result in additional disclosure requirements related to gross charge offs by vintage year.

ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method Issued March 2022

On March 28, 2022, the FASB issued ASU 2022-01, which establishes the portfolio-layer method, and expands an entity’s ability to achieve fair value hedge accounting for hedges of financial assets in a closed portfolio. This ASU is effective for public business entities for interim and reporting periods beginning after December 15, 2022. Early adoption is permitted on any date on or after issuance of this ASU for entities that have already adopted ASU 2017-12 for the corresponding period. Entities may designate multiple layer hedges only on a prospective basis upon the adoption of this ASU. If the ASU is adopted in an interim period, the cumulative-effect adjustment of adopting the amendments related to basis adjustments shall be reflected as of the beginning of the fiscal year that includes the interim period (that is, the initial application date).

		1st Quarter 2023	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

OVERVIEW

For the second quarter of 2022, we reported net earnings of $59.1 million, compared with $45.6 million for the first quarter of 2022 and $51.2 million for the second quarter of 2021. Diluted earnings per share were $0.42 for the second quarter, compared to $0.31 for the prior quarter and $0.38 for the same period last year. The second quarter of 2022 included $3.6 million in provision for credit losses, compared to $2.5 million in provision for the first quarter and a provision recapture of $2.0 million in the second quarter of 2021. Net income of $59.1 million for the second quarter of 2022 produced an annualized return on average equity (“ROAE”) of 11.33%, an annualized return on average tangible common equity (“ROATCE”) of 18.67%, and an annualized return on average assets (“ROAA”) of 1.39%. Our net interest margin, tax equivalent (“NIM”), was 3.16% for the second quarter of 2022, while our efficiency ratio was 37.24%.

On January 7, 2022, we completed the acquisition of Suncrest Bank (“Suncrest”). At close, Citizens Business Bank acquired loans with a fair value of $774.5 million, and assumed $512.8 million of noninterest-bearing deposits and $669.8 million of interest-bearing deposits. The second quarter of 2022 represents a full quarter of financial results. The integration of Suncrest was completed with the consolidation of two banking centers during the second quarter. As a result of the Suncrest merger, we incurred $6.0 million in acquisition expenses for the six months ended June 30, 2022, including $375,000 during the second quarter and $5.6 million in the first quarter of 2022.

The $15.2 million increase in the ACL from December 31, 2021 to June 30, 2022 is comprised primarily of the $8.6 million ACL increase for the Suncrest purchased credit deteriorated (“PCD”) loans and a $6.1 million provision for credit losses. The $6.1 million provision for credit losses, includes a provision for credit loss of $4.9 million recorded on January 7, 2022 for the Suncrest acquired loans that were not considered PCD. In addition, the ACL increased by $498,000 in net recoveries during the six month period ending June 30, 2022. During the second quarter of 2022, we experienced credit charge-offs of $8,000 and total recoveries of $511,000, resulting in net recoveries of $503,000.

At June 30, 2022, total assets of $16.76 billion increased by $876.3 million, or 5.52%, from total assets of $15.88 billion at December 31, 2021. Interest-earning assets of $15.28 billion at June 30, 2022 increased by $595.7 million, or 4.06%, when compared with $14.68 billion at December 31, 2021. The increase in interest-earning assets was primarily due to a $928.6 million increase in investment securities and an $804.5 million increase in total loans, partially offset by a $1.12 billion decrease in interest-earning balances due from the Federal Reserve. The $804.5 million increase in total loans included the $774.5 million of loans acquired at fair value from Suncrest.

Total investment securities were $6.04 billion at June 30, 2022, an increase of $928.6 million, or 18.17%, from $5.11 billion at December 31, 2021. We continued to deploy some of our excess liquidity during the second quarter into additional investment securities by purchasing approximately $356 million in new securities in the second quarter of 2022, with an expected average yield of approximately 3.75%. During the six month period ending June 30, 2022, we purchased approximately $1.5 billion of investment securities. At June 30, 2022, investment securities held-to-maturity (“HTM”) totaled $2.41 billion. At June 30, 2022, investment securities available-for-sale (“AFS”) totaled $3.63 billion, inclusive of a pre-tax net unrealized loss of $346.3 million. HTM securities increased by $486.3 million, or 25.25%, and AFS securities increased by $442.2 million, or 13.89%, from December 31, 2021. Our tax equivalent yield on investments was 1.93% for the quarter ended June 30, 2022, compared to 1.70% for the first quarter of 2022 and 1.55% for the second quarter of 2021.

Total loans and leases, at amortized cost, of $8.69 billion at June 30, 2022 increased by $804.5 million, or 10.20%, from December 31, 2021. The increase in total loans included $774.5 million of loans acquired at fair value from Suncrest in the first quarter of 2022. After adjusting for acquired loans, seasonality related to our Dairy & Livestock loans, and forgiveness of PPP loans ("core loans"), our core loans grew by $319.8 million, or approximately 8% annualized from December 31, 2021. The $319.8 million core loan growth included $273.1 million in commercial real estate loans, $44.1 million in commercial and industrial loans, $19.3 million in SFR mortgage loans, and $9.8 million in consumer and other loans, partially offset by decreases of $18.4 million in construction loans and $11.6 million in SBA loans. The majority of the $130.6 million decrease in dairy & livestock loans was seasonal. Our yield on loans was 4.31% for the quarter ended June 30, 2022, compared to 4.27% for the first quarter of 2022 and 4.46% for the second quarter of 2021. The significant decline in interest rates from the beginning of the pandemic continued to have a negative impact on loan yields, which after excluding discount accretion and the impact from PPP loans, our core loan yield declined by 13 basis points when compared to the second quarter of 2021. However, the recent increases in interest rates, including a 125 basis point increase in the Fed Funds rate between March 31, and June 30, 2022 contributed to a nine basis point increase in core loan yields from the first quarter of 2022 to the second quarter. Interest and fee income from PPP loans was approximately $1.4 million in the second quarter of 2022, compared to $2.9 million in the first quarter of 2022 and $8.1 million in the second quarter of 2021.

Noninterest-bearing deposits were $8.88 billion at June 30, 2022, an increase of $777.2 million, or 9.59% when compared to $8.10 billion at December 31, 2021 and increased $815.8 million, or 10.12%, when compared to $8.07 billion at June 30, 2021. The increase in noninterest-bearing deposits includes the noninterest-bearing deposits assumed from Suncrest of $512.8 million. At June 30, 2022, noninterest-bearing deposits were 63.11% of total deposits, compared to 62.86% at March 31, 2022 and 63.66% at June 30, 2021.

Interest-bearing deposits were $5.19 billion at June 30, 2022, an increase of $318.6 million, or 6.54%, when compared to $4.87 billion at December 31, 2021 and an increase of $587.3 million, or 12.76%, when compared to $4.60 billion at June 30, 2021. The increase in interest-bearing deposits included the interest-bearing deposits assumed from Suncrest of $669.8 million. Customer repurchase agreements totaled $502.8 million at June 30, 2022, compared to $642.4 million at December 31, 2021 and $578.2 million at June 30, 2021. Our average cost of total deposits including customer repurchase agreements of 0.04% increased from 0.03% for the first quarter of 2022 and decreased from 0.05% for the second quarter of 2021. The one basis point increase in the cost of deposits and customer repurchase agreements from the first quarter of 2022 was the net result of an increase in the cost of interest-bearing deposits from 0.08% to 0.09% and a $202.3 million quarter-over-quarter increase in average noninterest-bearing deposits. Compared to the second quarter of 2021, the one basis point decrease was the result of a 3 basis point decline in the cost of interest bearing deposits, as well as noninterest-bearing deposits growing on average by $1.22 billion.

We had no borrowings at June 30, 2022, December 31, 2021 and June 30, 2021. Our average cost of funds increased from 0.03% in the first quarter of 2022 to 0.04% in the second quarter of 2022 and decreased from 0.05% in the second quarter of 2021.

The allowance for credit losses totaled $80.2 million at June 30, 2022, compared to $65.0 million at December 31, 2022. At June 30, 2022, ACL as a percentage of total loans and leases outstanding was 0.92%. This compares to 0.82% and 0.86% at December 31, 2021 and June 30, 2021, respectively. When PPP loans are excluded, the ACL as a percentage of total loans and leases outstanding was 0.93% at June 30, 2022, compared to 0.84% at December 31, 2021 and 0.94% at June 30, 2021.

The Company’s total equity was $1.98 billion at June 30, 2022. This represented an overall decrease of $99.3 million from total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for issuance of 8.6 million shares to acquire Suncrest and $104.6 million in net earnings. Decreases included $52.2 million in cash dividends and a $242.9 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,682,537 shares of common stock, at an average repurchase price of $23.37, totaling $39.3 million. Our tangible book value per share at June 30, 2022 was $8.51.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of June 30, 2022, the Company’s Tier 1 leverage capital ratio was 8.8%, common equity Tier 1 ratio was 13.4%, Tier 1 risk-based capital ratio was 13.4%, and total risk-based capital ratio was 14.2%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our Analysis of Financial Condition – Capital Resources.

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

At close, the total fair value of assets acquired approximated $1.38 billion in total assets, including $329.0 million of cash and cash equivalents, net of cash paid, $131.1 million of investment securities, and $765.9 million in net loans. The acquired loans were recorded at fair value, which reflected a net discount of 1.5% for the entire loan portfolio. Approximately 30% of the acquired loans are considered PCD loans. An allowance for credit loss of $8.6 million was established for these PCD loans at acquisition. In addition, the acquired PCD loans were further discounted by almost 2% to adjust them to fair value. Non-PCD loans were valued at a total premium of 0.3%, net of a credit discount of 1.5%. We recorded a loan loss provision to establish a day one allowance for credit losses of $4.9 million on the non-PCD loans.

The second quarter of 2022 represents a full quarter of financial results. The integration of Suncrest, including the conversion of core systems in the first quarter of 2022, was completed with the consolidation of two banking centers during the second quarter.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	June 30,	March 31,	Variance
	2022	2022	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$121,940	$112,840	$9,100	8.06%
(Provision for) recapture of credit losses	(3,600)	(2,500)	(1,100)	-44.00%
Noninterest income	14,670	11,264	3,406	30.24%
Noninterest expense	(50,871)	(58,238)	7,367	12.65%
Income taxes	(23,081)	(17,806)	(5,275)	-29.62%
Net earnings	$59,058	$45,560	$13,498	29.63%
Earnings per common share:
Basic	$0.42	$0.31	$0.11
Diluted	$0.42	$0.31	$0.11
Return on average assets	1.39%	1.06%	0.33%
Return on average shareholders' equity	11.33%	8.24%	3.09%
Efficiency ratio	37.24%	46.93%	-9.69%
Noninterest expense to average assets	1.20%	1.36%	-0.16%

	Three Months Ended
	June 30,		Variance
	2022	2021	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$121,940	$105,388	$16,552	15.71%
(Provision for) recapture of credit losses	(3,600)	2,000	(5,600)	-280.00%
Noninterest income	14,670	10,836	3,834	35.38%
Noninterest expense	(50,871)	(46,545)	(4,326)	-9.29%
Income taxes	(23,081)	(20,500)	(2,581)	-12.59%
Net earnings	$59,058	$51,179	$7,879	15.39%
Earnings per common share:
Basic	$0.42	$0.38	$0.04
Diluted	$0.42	$0.38	$0.04
Return on average assets	1.39%	1.35%	0.04%
Return on average shareholders' equity	11.33%	10.02%	1.31%
Efficiency ratio	37.24%	40.05%	-2.81%
Noninterest expense to average assets	1.20%	1.23%	-0.03%

	Six Months Ended
	June 30,		Variance
	2022	2021	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$234,780	$208,856	$25,924	12.41%
(Provision for) recapture of credit losses	(6,100)	21,500	(27,600)	-128.37%
Noninterest income	25,934	24,517	1,417	5.78%
Noninterest expense	(109,109)	(93,708)	(15,401)	-16.44%
Income taxes	(40,887)	(46,093)	5,206	11.29%
Net earnings	$104,618	$115,072	$(10,454)	-9.08%
Earnings per common share:
Basic	$0.74	$0.85	$(0.11)
Diluted	$0.74	$0.85	$(0.11)
Return on average assets	1.23%	1.56%	-0.33%
Return on average shareholders' equity	9.74%	11.37%	-1.63%
Efficiency ratio	41.85%	40.15%	1.70%
Noninterest expense to average assets	1.28%	1.27%	0.01%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
	(Dollars in thousands)
Net Income	$59,058	$45,560	$51,179	$104,618	$115,072
Add: Amortization of intangible assets	1,998	1,998	2,167	3,996	4,334
Less: Tax effect of amortization of intangible assets (1)	(591)	(591)	(641)	(1,181)	(1,281)
Tangible net income	$60,465	$46,967	$52,705	$107,433	$118,125

Average stockholders' equity	$2,091,454	$2,243,335	$2,048,956	$2,166,975	$2,040,861
Less: Average goodwill	(765,822)	(759,014)	(663,707)	(762,437)	(663,707)
Less: Average intangible assets	(26,381)	(28,190)	(30,348)	(27,280)	(31,463)
Average tangible common equity	$1,299,251	$1,456,131	$1,354,901	$1,377,258	$1,345,691

Return on average equity, annualized	11.33%	8.24%	10.02%	9.74%	11.37%
Return on average tangible common equity, annualized	18.67%	13.08%	15.60%	15.73%	17.70%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and six months ended June 30, 2022 and 2021. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,708,306	$16,863	1.85%	$2,832,787	$9,226	1.35%
Tax-advantaged	27,770	179	3.10%	29,765	184	2.97%
Held-to-maturity securities:
Taxable	2,078,983	9,978	1.93%	859,175	4,007	1.87%
Tax-advantaged	288,978	1,736	2.92%	203,667	1,123	2.67%
Investment in FHLB stock	18,012	273	6.08%	17,688	283	6.42%
Interest-earning deposits with other institutions	804,147	1,463	0.73%	1,738,785	479	0.11%
Loans (2)	8,634,575	92,770	4.31%	8,249,481	91,726	4.46%
Total interest-earning assets	15,560,771	123,262	3.20%	13,931,348	107,028	3.11%
Total noninterest-earning assets	1,446,177			1,258,796
Total assets	$17,006,948			$15,190,144

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,887,799	$1,136	0.09%	$4,231,812	$1,098	0.10%
Time deposits	361,463	65	0.07%	401,291	327	0.33%
Total interest-bearing deposits	5,249,262	1,201	0.09%	4,633,103	1,425	0.12%
FHLB advances, other borrowings, and customer repurchase agreements	581,613	121	0.08%	607,977	215	0.14%
Interest-bearing liabilities	5,830,875	1,322	0.09%	5,241,080	1,640	0.13%
Noninterest-bearing deposits	8,923,043			7,698,640
Other liabilities	161,576			201,468
Stockholders' equity	2,091,454			2,048,956
Total liabilities and stockholders' equity	$17,006,948			$15,190,144

Net interest income		$121,940			$105,388

Net interest spread - tax equivalent			3.11%			2.98%
Net interest margin			3.15%			3.05%
Net interest margin - tax equivalent			3.16%			3.06%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended June 30, 2022 and June 30, 2021. The non TE rates were 1.91% and 1.52% for the three months ended June 30, 2022 and 2021, respectively.
(2)
Includes loan fees of $2.1 million and $6.7 million for the three months ended June 30, 2022 and 2021, respectively. Prepayment penalty fees of $2.4 million and $3.4 million are included in interest income for the three months ended June 30, 2022 and 2021, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Six Months Ended June 30,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,613,093	$29,512	1.68%	$2,679,052	$18,194	1.41%
Tax-advantaged	28,916	362	3.00%	29,961	375	2.99%
Held-to-maturity securities:
Taxable	2,022,005	19,082	1.90%	720,596	6,818	1.90%
Tax-advantaged	277,129	3,295	2.88%	201,519	2,252	2.70%
Investment in FHLB stock	18,470	644	7.03%	17,688	500	5.70%
Interest-earning deposits with other institutions	1,232,928	2,236	0.37%	1,701,695	892	0.11%
Loans (2)	8,567,876	182,231	4.29%	8,259,824	183,521	4.48%
Total interest-earning assets	15,760,417	237,362	3.06%	13,610,335	212,552	3.18%
Total noninterest-earning assets	1,433,991			1,239,953
Total assets	$17,194,408			$14,850,288

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,984,664	$2,189	0.09%	$4,129,598	$2,296	0.11%
Time deposits	371,648	139	0.08%	404,644	941	0.47%
Total interest-bearing deposits	5,356,312	2,328	0.09%	4,534,242	3,237	0.14%
FHLB advances, other borrowings, and customer repurchase agreements	630,526	254	0.08%	599,124	459	0.15%
Interest-bearing liabilities	5,986,838	2,582	0.09%	5,133,366	3,696	0.15%
Noninterest-bearing deposits	8,822,444			7,470,832
Other liabilities	218,151			205,229
Stockholders' equity	2,166,975			2,040,861
Total liabilities and stockholders' equity	$17,194,408			$14,850,288

Net interest income		$234,780			$208,856

Net interest spread - tax equivalent			2.98%			3.03%
Net interest margin			3.02%			3.11%
Net interest margin - tax equivalent			3.03%			3.12%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the six months ended June 30, 2022 and 2021. The non TE rates were 1.79% and 1.56% for the six months ended June 30, 2022 and 2021, respectively.
(2)
Includes loan fees of $5.4 million and $15.6 million for the six months ended June 30, 2022 and 2021, respectively. Prepayment penalty fees of $4.6 million and $5.0 million are included in interest income for the six months ended June 30, 2022 and 2021, respectively.
(3)
Includes interest-bearing demand and money market accounts.

The following table presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume and reflect an adjustment for the number of days as appropriate.

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended June 30,
	2022 Compared to 2021
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$3,082	$3,397	$1,158	$7,637
Tax-advantaged investment securities	(12)	8	(1)	(5)
Held-to-maturity securities:
Taxable investment securities	5,642	130	199	5,971
Tax-advantaged investment securities	462	106	45	613
Investment in FHLB stock	5	(15)	-	(10)
Interest-earning deposits with other institutions	(257)	2,684	(1,443)	984
Loans	4,282	(3,094)	(144)	1,044
Total interest income	13,204	3,216	(186)	16,234

Interest expense:
Savings deposits	170	(114)	(18)	38
Time deposits	(32)	(255)	25	(262)
FHLB advances, other borrowings, and customer repurchase agreements	(9)	(87)	2	(94)
Total interest expense	129	(456)	9	(318)
Net interest income	$13,075	$3,672	$(195)	$16,552

	Comparison of Six Months Ended June 30,
	2022 Compared to 2021
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$13,023	$7,079	$(8,784)	$11,318
Tax-advantaged investment securities	(26)	-	13	(13)
Held-to-maturity securities:
Taxable investment securities	24,727	28	(12,491)	12,264
Tax-advantaged investment securities	1,675	299	(931)	1,043
Investment in FHLB stock	45	235	(136)	144
Interest-earning deposits with other institutions	(496)	4,425	(2,585)	1,344
Loans	13,800	(15,811)	721	(1,290)
Total interest income	52,748	(3,745)	(24,193)	24,810

Interest expense:
Savings deposits	959	(973)	(93)	(107)
Time deposits	(155)	(1,592)	945	(802)
FHLB advances, other borrowings, and customer repurchase agreements	48	(434)	181	(205)
Total interest expense	852	(2,999)	1,033	(1,114)
Net interest income	$51,896	$(746)	$(25,226)	$25,924

Second Quarter of 2022 Compared to the Second Quarter of 2021

Net interest income, before provision for credit losses, of $121.9 million for the second quarter of 2022 increased $16.6 million, or 15.71%, compared to $105.4 million for the second quarter of 2021. Interest-earning assets increased on average by $1.63 billion, or 11.70%, from $13.93 billion for the second quarter of 2021 to $15.56 billion for the second quarter of 2022. Our net interest margin (TE) was 3.16% for the second quarter of 2022, compared to 3.06% for the second quarter of 2021. The increase in our net interest margin was the result of the increase in our average earning asset yield, while maintaining our very low cost of funds that declined from 5 basis points in the second quarter of 2021 to 4 basis points in the second quarter of 2022, during a period of time that the Federal Reserve increased Fed Funds by 150 basis points.

Total interest income was $123.3 million for the second quarter of 2022, which was $16.2 million, or 15.17%, higher than the same period of 2021. The increase was due to a combination of growth in average interest-earning assets of $1.63 billion and expanding earning asset yield by 9 basis points, to 3.20% for the second quarter of 2022, compared to 3.11% for the second quarter of 2021. Year-over-year earning asset growth resulted from both the acquisition of Suncrest on January 7, 2022, in addition to core loan and deposit growth over the last year. The 9 basis point increase in the average interest-earning asset yield compared to the second quarter of 2021, was impacted by higher yields on investments and a change in asset mix. Excess liquidity held at the Federal Reserve was invested into higher yielding investments, which increased from 28.18% of average earning assets in the second quarter of 2021 to 39.23% in the second quarter of 2022. Throughout the first half of 2022, we deployed some of the excess liquidity on the balance sheet at the end of 2021 into additional investment securities by purchasing approximately $1.5 billion in securities. Total investment income of $28.8 million increased $14.2 million, or 97.77%, from the second quarter of 2021. Investment income growth resulted from both higher levels of investment securities and higher investment yields. Investment yields increased from 1.55% in the second quarter of 2021 to 1.93% in the second quarter of 2022.

Total interest income and fees on loans for the second quarter of 2022 was $92.8 million, an increase of $1.0 million, or 1.14%, from the second quarter of 2021. The increase in interest income and fees on loans year-over-year was primarily due to a $385.1 million increase in average loans, offset by lower loan yields of 15 basis points, primarily resulting from lower loan yields on new loan originations during a time period of very low interest rates. Additionally, interest and fee income from PPP loans declined by $6.7 million from $8.1 million in the second quarter of 2021. Discount accretion on acquired loans decreased by $1.6 million compared to the second quarter of 2021. The decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which, after excluding discount accretion and the impact from PPP loans ("core") loan yield declined by 13 basis points compared to the second quarter of 2021.

Interest income from investment securities was $28.8 million, an increase of $14.2 million, or 97.77%, from the second quarter of 2021. Investment income growth resulted from higher levels of investment securities as a result of purchases of investment securities funded by the growth in the Bank's deposits. Excess liquidity held at the Federal Reserve was invested into higher yielding investments, while our balance at the Federal Reserve averaged $797.3 million for the second quarter of 2022, compared to more than $1.7 billion in the second quarter of 2021. During the second quarter of 2022, we purchased approximately $356 million in investment securities, with expected yields of approximately 3.75%. With interest rates increasing during the second quarter of 2022, our tax-equivalent yield on investment securities increased from 1.55% in the second quarter of 2021 to 1.93% for the second quarter of 2022.

Interest expense of $1.3 million for the second quarter of 2022, decreased $318,000, or 19.39%, compared to the second quarter of 2021. Although short-term interest rates were higher during the second quarter of 2022, compared to the prior year, the average rate paid on interest-bearing liabilities decreased by 4 basis points, to 0.09% for the second quarter of 2022 from 0.13% for the second quarter of 2021. Average interest-bearing liabilities were $589.8 million higher for the second quarter of 2022 when compared to the second quarter of 2021. On average, noninterest-bearing deposits were 62.96% of our total deposits for the second quarter of 2022, compared to 62.43% for the second quarter of 2021. In comparison to the second quarter of 2021, our overall cost of funds decreased by one basis point, partially due to growth in average noninterest-bearing deposits of $1.22 billion, compared to the increase in average interest-bearing deposits of $616.2 million.

Six Months of 2022 Compared to Six Months of 2021

Net interest income, before provision for credit losses, was $234.8 million for the six months ended June 30, 2022, an increase of $25.9 million, or 12.41%, compared to $208.9 million for the same period of 2021. Interest-earning assets increased on average by $2.15 billion, or 15.80%, from $13.61 billion for the six months ended June 30, 2021 to $15.76 billion for the same period in the current year. Our net interest margin (TE) was 3.03% for the first six months of 2022, compared to 3.12% for the same period of 2021.

Interest income for the six months ended June 30, 2022, was $237.4 million, which represented a $24.8 million, or 11.67%, increase when compared to the same period of 2021. Compared to the first six months of 2021, average interest-earning assets increased by $2.15 billion, while the yield on interest-earning assets decreased by 12 basis points. Year-over-year earning asset growth resulted from both the acquisition of Suncrest on January 7, 2022, in addition to core loan and deposit growth over the last year. The 12 basis point decrease in the earning asset yield over the first six months of 2021, resulted from a 19 basis point decline in loan yields from 4.48% for the first six months of 2021 to 4.29% for the same period of 2022, as well as a change in the mix of earning assets. Average loans as a percentage of earning assets declined from 60.69% for the first six months of 2021 to 54.36% for the first six months of 2022. Throughout the first half of 2022, we deployed some of our excess liquidity on our balance sheet at the end of 2021 into additional investment securities by purchasing approximately $1.5 billion in securities during the first six months of 2022. Average investments as a percentage of earning assets increased to 37.70% for the first six months of 2022 from 26.68% for the same period of 2021. The non tax-equivalent yield on investment securities was 1.79% for the six months ended June 30, 2022, compared to 1.56% for the same period of 2021.

Total interest income and fees on loans for the first six months of 2022 of $182.2 million decreased $1.3 million, or 0.70%, when compared to the same period of 2021. Although average loans increased $308.1 million for the first six months of 2022 when compared with the same period of 2021, the decline in interest rates since the start of the pandemic has had a negative impact on loan yields, which, after excluding discount accretion and the impact from PPP loans ("core") loan yield declined by 13 basis points compared to the first six months of 2021. In addition to the decrease in core loan yields, the first six months of 2022 reflected a $3.8 million decrease in discount accretion on acquired loans when compared to the first six months of 2021. Additionally, the PPP loans generated approximately $4.2 million in loan fee and interest income during the first six months of 2022, compared to $18.4 million for the same period in 2021.

Interest income from investment securities of $52.3 million for the six months ended June 30, 2022, increased $24.6 million from $27.6 million for the first six months of 2021. This increase was the combined result of a $2.31 billion increase in average investment securities and a 23 basis point increase in the yield on securities, compared to the first six months of 2021.

Interest expense of $2.6 million for the six months ended June 30, 2022, decreased by $1.1 million from the same period of 2021. The average rate paid on interest-bearing liabilities decreased by 6 basis points, to 0.09% for the first six months of 2022, from 0.15% for the same period of 2021. The rate on interest-bearing deposits for the first six months of 2022 decreased by 5 basis points from the same period in 2021. Average interest-bearing liabilities were $853.5 million higher for the first six months of 2022 when compared with the same period of 2021. Average interest-bearing deposits grew by $822.1 million when compared to the first six months of 2021. Average noninterest-bearing deposits represented 62.22% of our total deposits for the six months ended June 30, 2022, compared to 62.23% for the same period of 2021. Total cost of funds for the first six months of 2022 was 0.04%, compared with 0.06% for the same period of 2021.

Provision for (Recapture of) Credit Losses

The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio at the balance sheet date.

The allowance for credit losses on loans totaled $80.2 million at June 30, 2022, compared to $65.0 million at December 31, 2021 and $69.3 million as of June 30, 2021. The second quarter of 2022 included $3.6 million in provision for credit losses, compared to a $2.5 million in provision for credit losses in the first quarter of 2022. The $2.5 million provision for credit losses in the first quarter of 2022 was the net result of the $4.9 million provision for credit losses recorded for the acquisition of the Suncrest non-PCD loans on January 7, 2022 and a subsequent $2.4 million recapture of provision due to the net impact of improvements in the underlying loan characteristics of certain classified loans and the impact of changes in the economic forecast of certain macroeconomic variables. A $2.0 million recapture of provision for credit losses was recorded in the second quarter of 2021. The $3.6 million provision for credit losses in the most recent quarter was the result of core loan growth of approximately $155 million from March 31, 2022 to June 30, 2022 and an increase in projected loss rates from a deteriorating economic forecast that assumes very modest growth in GDP, lower commercial real estate values and an increase in unemployment for the next 18 to 24 months. The $3.6 million provision for credit losses was also impacted by net recoveries of $503,000 during the second quarter and a decline in specific loan loss reserves of approximately $900,000.

For the six months ended June 30, 2022, we recorded $6.1 million in provision for credit losses, and experienced credit charge-offs of $24,000 and total recoveries of $522,000, resulting in net recoveries of $498,000. For the six months ended June 30, 2021, we recaptured $21.5 million in provision for credit losses, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic and government stimulus. For the six months ended June 30, 2021, we experienced credit charge-offs of $3.0 million and total recoveries of $135,000, resulting in net charge-offs of $2.9 million. At June 30, 2022, ACL as a percentage of total loans and leases outstanding, at amortized cost, was 0.92%, or 0.93% of total loans when excluding the $67.0 million in PPP loans. This compares to 0.82% and 0.84% at December 31, 2021, respectively. As of June 30, 2022, remaining discounts on acquired loans were $11.1 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact that the pandemic, geopolitical events in Europe, and overall supply chain issues may have on inflation, interest rates, and the overall economy and resulting impact on our customers. See “Allowance for credit Losses” under Analysis of Financial Condition herein.

Noninterest Income

Noninterest income includes income derived from financial services offered to our customers, such as CitizensTrust, BankCard services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts, Bank Owned Life Insurance ("BOLI"), gains (net of losses) from the disposition of investment securities, loans, other real estate owned, and fixed assets, and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,333	$4,169	$1,164	27.92%	$10,392	$8,154	$2,238	27.45%
Trust and investment services	2,962	3,167	(205)	-6.47%	5,784	5,778	6	0.10%
Bankcard services	310	533	(223)	-41.84%	726	883	(157)	-17.78%
BOLI income	603	1,240	(637)	-51.37%	1,952	5,864	(3,912)	-66.71%
Swap fee income	-	-	-	-	-	215	(215)	-100.00%
Gain on OREO, net	-	48	(48)	-100.00%	-	477	(477)	-100.00%
Other	5,462	1,679	3,783	225.31%	7,080	3,146	3,934	125.05%
Total noninterest income	$14,670	$10,836	$3,834	35.38%	$25,934	$24,517	$1,417	5.78%

Second Quarter of 2022 Compared to the Second Quarter of 2021

Noninterest income was $14.7 million for the second quarter of 2022, compared with $10.8 million for the second quarter of 2021.The second quarter of 2022 included $2.7 million in net gains on the sale of properties associated with banking centers, including $2.4 million from the sale of one property. In addition, the second quarter of 2022 reflected a $1.0 million net increase in income on our CRA investments, including a $1.3 million gain from a distribution related to one of these investments. Service charges on deposit accounts increased by $1.2 million from the prior year quarter, due to increases in the volume of services provided to our business customers and the addition of customers from the Suncrest acquisition.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k)

plans, mutual funds, insurance and other non-insured investment products. At June 30, 2022, CitizensTrust had approximately $3.14 billion in assets under management and administration, including $2.32 billion in assets under management. CitizensTrust generated fees of $3.0 million for the second quarter of 2022, compared to $3.2 million for the same period of 2021. Market conditions, both equity and fixed income, have negatively impacted assets under management values and trust fee income.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. The policies consist of general account, separate account, and hybrid policies. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. There were no death benefits from our BOLI policies for the second quarter of 2022 and 2021. Second quarter income from BOLI declined by $637,000 compared to the second quarter of 2021, due to lower returns on separate account policies that are used to fund deferred compensation liabilities.

The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 9 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information). Generally speaking, our volume of interest rate swaps is impacted by the shape of the yield curve, with a relatively flat yield curve more conducive to a higher volume of swaps. There were no executed swap agreements related to new loan originations for the second quarter of 2022 and the second quarter of 2021.

Six Months of 2022 Compared to Six Months of 2021

The $1.4 million increase in noninterest income was primarily due to $2.4 million in net gain on the sale of one of our properties and a $1.3 million gain from a distribution related to one of our CRA investments during the first six months of 2022. Service charges on deposit accounts increased by $2.2 million from the first six months of 2021. BOLI income declined from the prior year period, as the first six months of 2021 included $3.5 million in death benefits that exceeded the asset value of certain BOLI policies.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$31,553	$28,836	$2,717	9.42%	$64,209	$58,542	$5,667	9.68%
Occupancy	4,483	4,256	227	5.33%	9,031	8,363	668	7.99%
Equipment	1,084	693	391	56.42%	2,107	1,449	658	45.41%
Professional services	2,305	2,248	57	2.54%	4,350	4,416	(66)	-1.49%
Computer software expense	3,103	2,657	446	16.79%	6,898	5,501	1,397	25.40%
Marketing and promotion	1,638	1,799	(161)	-8.95%	3,096	2,524	572	22.66%
Amortization of intangible assets	1,998	2,167	(169)	-7.80%	3,996	4,334	(338)	-7.80%
Telecommunications expense	516	526	(10)	-1.90%	1,070	1,078	(8)	-0.74%
Regulatory assessments	1,379	1,139	240	21.07%	2,768	2,198	570	25.93%
Insurance	494	455	39	8.57%	982	908	74	8.15%
Loan expense	171	311	(140)	-45.02%	539	549	(10)	-1.82%
OREO expense	-	33	(33)	-100.00%	(3)	42	(45)	-107.14%
(Recapture of) provision for unfunded loan commitments	-	(1,000)	1,000	100.00%	-	(1,000)	1,000	100.00%
Directors' expenses	365	389	(24)	-6.17%	729	768	(39)	-5.08%
Stationery and supplies	232	241	(9)	-3.73%	466	485	(19)	-3.92%
Acquisition related expenses	375		375	-	6,013	-	6,013	-
Other	1,175	1,795	(620)	-34.54%	2,858	3,551	(693)	-19.52%
Total noninterest expense	$50,871	$46,545	$4,326	9.29%	$109,109	$93,708	$15,401	16.44%

Noninterest expense to average assets	1.20%	1.23%			1.28%	1.27%
Efficiency ratio (1)	37.24%	40.05%			41.85%	40.15%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.20% for the second quarter of 2022, compared to 1.23% for the second quarter of 2021. The decline in this ratio for 2022 reflects the $1.82 billion growth in average assets that resulted in growth in assets that exceeded the 9% growth in expense.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 37.24% for the second quarter of 2022, compared to 40.05% for the second quarter of 2021.

Second Quarter of 2022 Compared to the Second Quarter of 2021

Noninterest expense of $50.9 million for the second quarter of 2022 was $4.3 million, or 9.29%, higher than the second quarter of 2021. The $4.3 million increase year-over-year was primarily the result of expense growth associated with the acquisition of Suncrest Bank, including an increase of $2.7 million in salaries and employee benefits and an increase in occupancy and equipment of $618,000. Occupancy and equipment expense growth was primarily due to the addition of seven banking centers resulting from the acquisition of Suncrest at the beginning of 2022, two of which were consolidated at the end of the second quarter. Acquisition expense related to the merger of Suncrest was $375,000 for the second quarter of 2022. The systems integration and consolidations associated with the Suncrest’s acquisition were completed by the end of the second quarter. The second quarter of 2021 included a $1.0 million recapture of provision for unfunded loan commitments. The recapture was the result of our improving economic forecast and the resulting impact from the macroeconomic variables on lower expected losses from unfunded commitments.

Six Months of 2022 Compared to Six Months of 2021

Noninterest expense of $109.1 million for the first six months of 2022 was $15.4 million higher than the prior year period. The year-over-year increase included a $5.7 million increase in salaries and employee benefits, which included additional compensation related expenses for the newly hired and former Suncrest associates. Occupancy and equipment increased by $1.3 million due to the addition of seven banking centers resulting from the acquisition of Suncrest. Acquisition expense related to the merger of Suncrest was $6.0 million for the first six months of 2022. The increase in software expense of $1.4 million, included costs associated with the continued use of Suncrest's legacy banking systems, prior to conversions, as well as continued investments in technology. The year-over-year increase also included a $1.0 million recapture of provision for unfunded loan commitments in the second quarter of 2021. The increase in marketing and promotion expense compared to the first six months of 2021 was primarily due to the impact that the COVID-19 pandemic had on marketing and promotional events in 2021. As a percentage of average assets, noninterest expense was 1.28% for the six months ended June 30, 2022, compared to 1.27% for the same period of 2021. If acquisition expense is excluded, noninterest expense as a percentage of average assets was 1.21% for the first six months of 2022. For the six months ended June 30, 2022, the efficiency ratio was 41.85%, compared to 40.15% for the same period of 2021. Excluding acquisition expense, the efficiency ratio was 39.54% for the six months ended June 30, 2022.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 28.10%, compared to 28.60% for the three and six months ended June 30, 2021, respectively. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $16.76 billion at June 30, 2022 increased by $876.3 million, or 5.52%, from total assets of $15.88 billion at December 31, 2021. Interest-earning assets of $15.28 billion at June 30, 2022 increased by $595.7 million, or 4.06%, when compared with $14.68 billion at December 31, 2021. The increase in interest-earning assets was primarily due to a $928.6 million increase in investment securities and an $804.5 million increase in total loans, partially offset by a $1.12 billion decrease in interest-earning balances due from the Federal Reserve.

On January 7, 2022, we completed the acquisition of Suncrest with approximately $1.38 billion in total assets, acquired at fair value, and seven banking centers. The increase in total assets at June 30, 2022 included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in bank-owned life insurance. The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit intangibles. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration.

Total liabilities were $14.78 billion at June 30, 2022, an increase of $975.6 million, or 7.07%, from total liabilities of $13.80 billion at December 31, 2021. Total deposits grew by $1.10 billion, or 8.44%. Total equity decreased $99.3 million, or 4.77%, to $1.98 billion at June 30, 2022, compared to total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for issuance of 8.6 million shares to acquire Suncrest and $104.6 million in net earnings. Decreases included $52.2 million in cash dividends and a $242.9 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,682,537 shares of common stock, at an average repurchase price of $23.37, totaling $39.3 million.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2022, total investment securities were $6.04 billion. This represented an increase of $928.6 million, or 18.17%, from $5.11 billion at December 31, 2021. The increase in investment securities was primarily due to new securities purchased exceeding cash outflow from the portfolio in the first half of 2022. At June 30, 2022, investment securities HTM totaled $2.41 billion. At June 30, 2022, our AFS investment securities totaled $3.63 billion, inclusive of a pre-tax net unrealized loss of $346.3 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $243.9 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the six months ended June 30, 2022 and 2021, repayments/maturities of investment securities totaled $497.3 million and $507.9 million, respectively. We deployed some of our excess liquidity into additional securities by purchasing $1.5 billion in new investment securities, with yields on average of approximately 2.69%, and $1.55 billion for the six months ended June 30, 2022 and 2021, respectively. During the second quarter of 2022, we purchased approximately $264.5 million of AFS securities with an average expected yield of approximately 3.49% and $91.9 million of HTM securities with an average expected yield of approximately 4.5%. The first quarter of 2022, included purchases of approximately $813.2 million in new AFS securities with an expected tax equivalent yield of 2.42% and $357.2 million in new HTM securities with an expected tax equivalent yield of approximately 1.61%. There were no investment securities sold during the second quarter of 2022 and 2021.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	June 30, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,386,552	$423	$(278,060)	$3,108,915	85.74%
CMO/REMIC	557,723	8	(67,601)	490,130	13.52%
Municipal bonds	27,139	100	(1,150)	26,089	0.72%
Other securities	1,023	-	-	1,023	0.02%
Total available-for-sale securities	$3,972,437	$531	$(346,811)	$3,626,157	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$562,287	$359	$(82,668)	$479,978	23.31%
Mortgage-backed securities	688,320	159	(74,344)	614,135	28.53%
CMO/REMIC	799,591	-	(83,786)	715,805	33.15%
Municipal bonds	362,110	245	(38,090)	324,265	15.01%
Total held-to-maturity securities	$2,412,308	$763	$(278,888)	$2,134,183	100.00%

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,553,246	$25,873	$(15,905)	$2,563,214	80.50%
CMO/REMIC	602,555	1,586	(13,983)	590,158	18.53%
Municipal bonds	28,365	1,103	-	29,468	0.93%
Other securities	1,083	-	-	1,083	0.04%
Total available-for-sale securities	$3,185,249	$28,562	$(29,888)	$3,183,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$576,899	$5,907	$(7,312)	$575,494	29.95%
Mortgage-backed securities	647,390	4,109	(6,106)	645,393	33.61%
CMO/REMIC	490,670	596	(5,030)	486,236	25.48%
Municipal bonds	211,011	4,714	(1,155)	214,570	10.96%
Total held-to-maturity securities	$1,925,970	$15,326	$(19,603)	$1,921,693	100.00%

As of June 30, 2022, approximately $43.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 6% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,212,757	$(168,634)	$810,125	$(109,426)	$3,022,882	$(278,060)
CMO/REMIC	109,306	(8,662)	378,651	(58,939)	487,957	(67,601)
Municipal bonds	22,793	(1,150)	-	-	22,793	(1,150)
Total available-for-sale securities	$2,344,856	$(178,446)	$1,188,776	$(168,365)	$3,533,632	$(346,811)
Investment securities held-to-maturity:
Government agency/GSE	$233,979	$(36,324)	$226,224	$(46,344)	$460,203	$(82,668)
Mortgage-backed securities	552,966	(73,582)	4,209	(762)	557,175	(74,344)
CMO/REMIC	715,805	(83,786)	-	-	715,805	(83,786)
Municipal bonds	221,355	(26,968)	54,397	(11,122)	275,752	(38,090)
Total held-to-maturity securities	$1,724,105	$(220,660)	$284,830	$(58,228)	$2,008,935	$(278,888)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of June 30, 2022 and December 31, 2021.

Refer to Note 5 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.69 billion at June 30, 2022 increased by $804.5 million, or 10.20%, from December 31, 2021. The increase in total loans included $774.5 million of loans acquired from Suncrest in the first quarter of 2022. After adjusting for acquired loans, seasonality and forgiveness of PPP loans, our core loans grew by $319.8 million, or 4.35%, from the end of 2021, or approximately 8% annualized. The $319.8 million core loan growth included $273.1 million in commercial real estate loans, $44.1 million in commercial and industrial loans, $19.3 million in SFR mortgage loans, and $9.8 million in consumer and other loans, partially offset by decreases of $18.4 million in construction loans and $11.6 million in SBA loans. The majority of the $130.6 million decrease in dairy & livestock loans was seasonal.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	June 30, 2022	December 31, 2021
	(Dollars in thousands)

Commercial real estate	$6,643,628	$5,789,730
Construction	60,584	62,264
SBA	297,109	288,600
SBA - Paycheck Protection Program (PPP)	66,955	186,585
Commercial and industrial	941,595	813,063
Dairy & livestock and agribusiness	273,594	386,219
Municipal lease finance receivables	64,437	45,933
SFR mortgage	260,218	240,654
Consumer and other loans	84,109	74,665
Total loans, at amortized cost	8,692,229	7,887,713
Less: Allowance for credit losses	(80,222)	(65,019)
Total loans and lease finance receivables, net	$8,612,007	$7,822,694

As of June 30, 2022, $499.6 million, or 7.52% of the total commercial real estate loans included loans secured by farmland, compared to $364.4 million, or 6.29%, at December 31, 2021. The loans secured by farmland included $132.1 million for loans secured by dairy & livestock land and $367.5 million for loans secured by agricultural land at June 30, 2022, compared to $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021. As of June 30, 2022, dairy & livestock and agribusiness loans of $273.6 million included $52.4 million of agribusiness loans. This compares to $34.5 of agribusiness loans included in the $386.2 million dairy & livestock and agribusiness loans as of December 31, 2021.

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

As of June 30, 2022, the Company had $209.2 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2022, the Company had $87.9 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we originated approximately 4,100 PPP loans totaling $1.10 billion in round one, with a remaining outstanding balance of $6.3 million as of June 30, 2022. As of June 30, 2022, we have originated approximately 1,900 PPP loans in round two with a remaining outstanding balance of $60.7 million.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of June 30, 2022.

	June 30, 2022
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,271,236	37.6%	$2,350,329	35.4%
Central Valley and Sacramento	2,074,554	23.9%	1,662,209	25.0%
Inland Empire	1,062,439	12.2%	697,117	10.5%
Orange County	984,068	11.3%	857,857	12.9%
Central Coast	478,386	5.5%	398,130	6.0%
San Diego	323,512	3.7%	298,315	4.5%
Other California	159,515	1.9%	94,258	1.4%
Out of State	338,519	3.9%	285,413	4.3%
	$8,692,229	100.0%	$6,643,628	100.0%

The table below breaks down our commercial real estate portfolio.

	June 30, 2022
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,239,654	33.7%	50.0%	$1,554
Office	1,121,196	16.9%	24.7%	1,654
Retail	927,862	14.0%	10.2%	1,605
Multi-family	740,905	11.1%	0.8%	1,479
Secured by farmland (2)	499,646	7.5%	97.8%	1,380
Medical	323,206	4.9%	33.7%	1,496
Other (3)	791,159	11.9%	47.7%	1,390
Total commercial real estate	$6,643,628	100.0%	37.2%	$1,529

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $132.1 million for loans secured by dairy & livestock land and $367.5 million for loans secured by agricultural land at June 30, 2022.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans at June 30, 2022.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$12,964	$6,893
Loans past due 90 days or more and still accruing interest	-	-
Nonperforming troubled debt restructured loans (TDRs)	-	-
Total nonperforming loans	12,964	6,893
OREO, net	-	-
Total nonperforming assets	$12,964	$6,893
Performing TDRs	$5,198	$5,293

Total nonperforming loans and performing TDRs	$18,162	$12,186

Percentage of nonperforming loans and performing TDRs to total loans, at amortized cost	0.21%	0.15%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.15%	0.09%
Percentage of nonperforming assets to total assets	0.08%	0.04%

Troubled Debt Restructurings (“TDRs”)

Total TDRs were $5.2 million at June 30, 2022, compared to $5.3 million at December 31, 2021. At June 30, 2022, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.

The following table provides a summary of TDRs as of the dates presented.

	June 30, 2022		December 31, 2021
	Balance	Number of Loans	Balance	Number of Loans
(Dollars in thousands)
Performing TDRs:
Commercial real estate	$2,318	1	$2,394	1
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	1,878	3	1,885	3
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	1,002	5	1,014	5
Consumer and other	-	-	-	-
Total performing TDRs	$5,198	9	$5,293	9

Nonperforming TDRs:
Commercial real estate	$-	-	$-	-
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	-	-	-	-
Consumer and other	-	-	-	-
Total nonperforming TDRs	$-	-	$-	-
Total TDRs	$5,198	9	$5,293	9

At June 30, 2022 and December 31, 2021, there was no ACL allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on TDRs for the six months ended June 30, 2022 and 2021.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$6,843	$7,055	$3,607	$4,073	$4,439
Construction	-	-	-	-	-
SBA	1,075	1,575	1,034	1,513	1,382
SBA - PPP	-	2	-	-	-
Commercial and industrial	1,655	1,771	1,714	2,038	1,818
Dairy & livestock and agribusiness	3,354	2,655	-	118	118
SFR mortgage	-	167	380	399	406
Consumer and other loans	37	40	158	305	308
Total	$12,964	$13,265	$6,893	$8,446	$8,471
% of Total loans	0.15%	0.15%	0.09%	0.11%	0.10%

Past due 30-89 days:
Commercial real estate	$559	$565	$438	$-	$-
Construction	-	-	-	-	-
SBA	-	549	979	-	-
Commercial and industrial	-	6	-	122	415
Dairy & livestock and agribusiness	-	1,099	-	1,000	-
SFR mortgage	-	403	1,040	-	-
Consumer and other loans	-	-	-	-	-
Total	$559	$2,622	$2,457	$1,122	$415
% of Total loans	0.01%	0.03%	0.03%	0.01%	0.01%

OREO:
Commercial real estate	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Total nonperforming, past due, and OREO	$13,523	$15,887	$9,350	$9,568	$8,886
% of Total loans	0.16%	0.18%	0.12%	0.12%	0.11%

Classified Loans	$76,170	$64,108	$56,102	$49,755	$49,044

Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $13.0 million at June 30, 2022, or 0.15% of total loans. This compares to nonperforming loans of $6.9 million, or 0.09% of total loans, at December 31, 2021 and $8.5 million, or 0.10% of total loans, at June 30, 2021. Of the $13.0 million in nonperforming loans, $4.4 million were commercial real estate loans acquired from Suncrest. Classified loans are loans that are graded “substandard” or worse. Classified loans of $76.2 million increased $20.1 million from December 31, 2021. Total classified loans at June 30, 2022 included $17.8 million of classified loans acquired from Suncrest, of which $9.8 million were commercial real estate loans. Excluding the $17.8 million of acquired classified Suncrest loans, classified loans increased $2.3 million from December 31, 2021 and included a $4.8 million increase in classified commercial real estate loans and a $2.7 million increase in classified dairy & livestock and agribusiness loans, partially offset by a $4.0 million decrease in classified commercial and industrial loans and a $1.0 million decrease in classified SFR loans.

At June 30, 2022, December 31, 2021, and June 30, 2021 we had no OREO properties. There were no additions to OREO properties for the six months ended June 30, 2022.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3—Summary of Significant Accounting Policies of the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The allowance for credit losses totaled $80.2 million as of June 30, 2022, compared to $65.0 million as of December 31, 2021 and $69.3 million as of June 30, 2021. Our allowance for credit losses at June 30, 2022 was 0.92%, or 0.93% of total loans when excluding the $67.0 million in PPP loans. The ACL increased by $15.2 million in June 30, 2022 compared to December 31, 2021, including $8.6 million for the acquired Suncrest PCD loans and a $6.1 million provision for credit losses for the first six months of 2022. Net recoveries were $498,000 for the six months ended June 30, 2022, which compares to $2.9 million in net charge-offs for the same period of 2021.

The allowance for credit losses as of June 30, 2022 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Payment Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Payment Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario. Our weighted forecast at June 30, 2022 assumes GDP will increase by 0.5% in the second half of 2022, 0.8% for 2023 and then grow by 2.5% in 2024. The unemployment rate is forecasted to be 4.6% in the second half of 2022, 5.4% in 2023 and then decline to 5% in 2024. As of December 31, 2021, our weighted forecast assumed GDP would increase by 2.7% in 2022, 2.0% for 2023 and then grow by 3% in 2024. The forecast at the end of 2021 expected the unemployment rate to be 5.2% in 2022, 5.4% in 2023 and then decline to 4.8% in 2024. Management believes that the ACL was appropriate at June 30, 2022 and December 31, 2021. As there continues to be a degree of uncertainty around the epidemiological assumptions and impact of government responses to the COVID-19 pandemic that impact our economic forecast, as well as inflationary pressures and changes in monetary policies, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Six Months Ended
	June 30,
	2022	2021
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$65,019	$93,692
Charge-offs:
Commercial real estate	-	-
Construction	-	-
SBA	-	-
Commercial and industrial	(21)	(2,975)
Dairy & livestock and agribusiness	-	-
SFR mortgage	-	-
Consumer and other loans	(3)	(10)
Total charge-offs	(24)	(2,985)
Recoveries:
Commercial real estate	-	-
Construction	6	44
SBA	58	8
Commercial and industrial	456	4
Dairy & livestock and agribusiness	2	-
SFR mortgage	-	79
Consumer and other loans	-	-
Total recoveries	522	135
Net (charge-offs) recoveries	498	(2,850)
Initial ACL for PCD loans at acquisition	8,605	-
Provision recorded at acquisition	4,932	-
Provision (recapture of) for credit losses	1,168	(21,500)
Allowance for credit losses at end of period	$80,222	$69,342

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,000	$9,000
(Recapture of) provision for unfunded loan commitments	-	(1,000)
Reserve for unfunded loan commitments at end of period	$8,000	$8,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.43%	0.45%

Amount of total loans at end of period (1)	$8,692,229	$8,071,310
Average total loans outstanding (1)	$8,567,876	$8,259,824

Net recoveries (charge-offs) to average total loans	0.006%	-0.035%
Net recoveries (charge-offs) to total loans at end of period	0.006%	-0.035%
Allowance for credit losses to average total loans	0.94%	0.84%
Allowance for credit losses to total loans at end of period	0.92%	0.86%
Net recoveries (charge-offs) to allowance for credit losses	0.62%	-4.11%
Net recoveries (charge-offs) to provision for (recapture of) credit losses	8.16%	13.26%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $8.0 million for our off-balance sheet credit exposures as of June 30, 2022, compared with $8.0 million as of December 31, 2021 and June 30, 2021. The second quarter of 2021 included $1.0 million in recapture of provision for unfunded loan commitments.

While we believe that the allowance at June 30, 2022 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $14.07 billion at June 30, 2022. This represented an increase of $1.1 billion, or 8.44%, over total deposits of $12.98 billion at December 31, 2021. The composition of deposits is summarized as of the dates presented in the table below.

	June 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$8,881,223	63.11%	$8,104,056	62.45%
Interest-bearing deposits
Investment checking	695,054	4.94%	655,333	5.05%
Money market	3,533,931	25.11%	3,342,531	25.76%
Savings	611,703	4.35%	546,840	4.21%
Time deposits	350,308	2.49%	327,682	2.53%
Total Deposits	$14,072,219	100.00%	$12,976,442	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $8.88 billion at June 30, 2022, representing an increase of $777.2 million, or 9.59%, from noninterest-bearing deposits of $8.10 billion at December 31, 2021. Noninterest-bearing deposits represented 63.11% of total deposits at June 30, 2022, compared to 62.45% of total deposits at December 31, 2021.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.84 billion at June 30, 2022, representing an increase of $296.0 million, or 6.51%, from savings deposits of $4.54 billion at December 31, 2021

Time deposits totaled $350.3 million at June 30, 2022, representing an increase of $22.6 million, or 6.9%, from total time deposits of $327.7 million for December 31, 2021.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2022 and December 31, 2021, total funds borrowed under these agreements were $502.8 million and $642.4 million, respectively, with a weighted average interest rate of 0.09% and 0.08%, respectively.

On June 15, 2021, we redeemed our junior subordinated debentures of $25.8 million, representing the amounts that are due from the Company to CVB Statutory Trust III, which had a borrowing cost of approximately 1.60%. The debentures and the Trust Preferred Securities had an original maturity date of 2036. The interest rate on these debentures were three-month LIBOR plus 1.38%.

At June 30, 2022, $4.27 billion of loans and $2.20 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, short and long-term borrowing lines of credit, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2022.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$14,072,219	$14,041,312	$22,472	$7,723	$712
Customer repurchase agreements (1)	502,829	502,829	-	-	-
Deferred compensation	25,000	883	1,177	1,152	21,788
Operating leases	27,655	7,274	11,454	7,389	1,538
Affordable housing investment	6,350	1,511	4,826	13	-
Total	$14,634,053	$14,553,809	$39,929	$16,277	$24,038

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2022.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$419,608	$52,017	$156,184	$163,503	$47,904
Construction	65,164	52,882	-	-	12,282
SBA	864	339	-	-	525
SBA - PPP	-	-	-	-	-
Commercial and industrial	934,024	754,791	106,818	5,604	66,811
Dairy & livestock and agribusiness (1)	260,086	146,151	113,934	1	-
SFR Mortgage	14,169	-	-	-	14,169
Municipal lease finance receivables	5,224	2,500	-	-	2,724
Consumer and other loans	112,350	11,668	9,976	4,307	86,399
Total commitment to extend credit	1,811,489	1,020,348	386,912	173,415	230,814
Obligations under letters of credit	45,316	7,126	38,172	-	18
Total	$1,856,805	$1,027,474	$425,084	$173,415	$230,832

(1)
Total commitments to extend credit to agribusiness were $26.0 million at June 30, 2022.

As of June 30, 2022, we had commitments to extend credit of approximately $1.81 billion, and obligations under letters of credit of $45.3 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. There was no provision or recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2022, compared to a $1.0 million recapture of provision for unfunded loan commitments for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the balance in this reserve was $8.0 million and was included in other liabilities.

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

Total equity decreased $99.3 million, or 4.77%, to $2.08 billion at June 30, 2022, compared to total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for issuance of 8.6 million shares to acquire Suncrest and $104.6 million in net earnings. Decreases included $52.2 million in cash dividends and a $242.9 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During the first half of 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,682,537 shares of common stock, at an average repurchase price of $23.37, totaling $39.3 million. Our tangible book value per share at June 30, 2022 was $8.51.

During the second quarter of 2022, the Board of Directors of CVB declared quarterly cash dividends totaling $0.19 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to declare dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buyback arrangements, including open market purchases and private transactions. We completed the execution of the $70 million accelerated stock repurchase program in the second quarter of 2022, and retired a total of 2,993,551 shares of common stock at an average price of $23.38. During the six month period we also repurchased, under our 10b5-1 stock repurchase plan, 1,682,537 shares of common stock, at an average repurchase price of $23.37, totaling $39.3 million. As of June 30, 2022, we had 5,323,912 shares of CVB common stock available for repurchase under the 2022 Repurchase Program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2022, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

At June 30, 2022 the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				June 30, 2022		December 31, 2021
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	8.85%	8.56%	9.18%	8.90%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	13.41%	12.97%	14.86%	14.41%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	13.41%	12.97%	14.86%	14.41%
Total risk-based capital ratio	8.00%	10.50%	10.00%	14.22%	13.79%	15.63%	15.18%

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

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $14.07 billion at June 30, 2022 increased $1.1 billion, or 8.44%, over total deposits of $12.98 billion at December 31, 2021. This deposit growth was primarily due to our customers maintaining greater liquidity.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. The sale of investment securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets. At June 30, 2022, the Bank had no short-term borrowings.

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

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2022 and 2021. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)

Average cash and cash equivalents	$1,405,827	$1,821,224
Percentage of total average assets	8.18%	12.26%

Net cash provided by operating activities	$128,388	$70,699
Net cash used in investing activities	(776,221)	(689,133)
Net cash (used in) provided by financing activities	(388,006)	992,139
Net (decrease) increase in cash and cash equivalents	$(1,035,839)	$373,705

Average cash and cash equivalents decreased by $415.4 million, or 22.81%, to $1.41 billion for the six months ended June 30, 2022, compared to $1.82 billion for the same period of 2021.

At June 30, 2022, cash and cash equivalents totaled $696.7 million. This represented a decrease of $1.63 billion, or 70.12%, from $2.33 billion at June 30, 2021.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates depending on the level of current market rates. The simulation model uses a parallel yield curve shift that ramps rates up or down on a pro rata basis over the 12-month and 24-month time horizon.

The following depicts the Company’s net interest income sensitivity analysis for the periods presented below, when rates are ramped up 200bps or ramped down 200bps over a 12-month time horizon.

	Estimated Net Interest Income Sensitivity (1)
	June 30, 2022				December 31, 2021
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario		12-month Period	24-month Period (Cumulative)

+ 200 basis points	5.46%	9.93%	+ 200 basis points		9.85%	16.84%
- 200 basis points	-6.07%	-10.83%	- 100 basis points	(2)	-4.30%	-4.99%

(1)
Percentage change from base scenario.
(2)
Policy at December 31, 2021

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2022 and December 31, 2021, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2022	December 31, 2021

200 bp decrease in interest rates	-18.9%	N/A
100 bp decrease in interest rates	-7.6%	-14.1%
100 bp increase in interest rates	4.9%	5.3%
200 bp increase in interest rates	8.6%	11.8%
300 bp increase in interest rates	9.1%	13.6%
400 bp increase in interest rates	11.0%	16.8%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we had not entered into any futures, forwards, or option contracts. LIBOR is expected to be completely phased out by 2023, as such the Company continues to assess the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable or adjustable rate loans and interest rate swap derivatives that are indexed to LIBOR. The Bank will use multiple alternative indices as replacements for LIBOR for new instruments originated after 2021. For further quantitative and qualitative disclosures about market risks in our portfolio, see Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended June 30, 2022, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors

For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of inherent uncertainties in judicial interpretation and application of a myriad of laws and regulations applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.

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

We are subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years. The global economic impact from the geopolitical events in Europe that is contributing to rising energy and commodity prices, as well as the on-going supply chain disruptions have resulted in inflationary pressures and increases to prevailing interest rates. As of June 30, 2022, the target range for the Federal Funds rate has increased by 1.50% since the beginning of this year. The Federal Reserve’s Open market Committee (“FOMC”) raised the target range for the federal funds rate an additional 0.75% to 2.50% on July 28, 2022 and communicated its plan to continue to reduce the size of the Federal Reserve’s holdings of Treasury and Mortgage-Backed securities. These recent increases in prevailing interest rates and the expectation that further increases are likely will impact both our customers and many aspects of our business. Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but could also impact our ability to grow loans and deposits. The U.S. Gross Domestic Product has declined in both quarters of 2022, reflecting the general slow down in the economy. Rising interest rates, higher commodity prices, and supply chain issues and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buyback arrangements, including open market purchases and private transactions. During the first half of 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,682,537 shares of common stock, at an average repurchase price of $23.37, totaling $39.3 million.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

January 1 - 31, 2022	-	$-	10,000,000
February 1 - 28, 2022	2,544,298	$23.38	7,455,702
March 1 - 31, 2022	536,010	$23.40	6,919,692
April 1 - 30, 2022	620,613	$23.09	6,299,079
May 1 - 31, 2022	360,242	$23.55	5,938,837
June 1 - 30, 2022	614,925	$23.53	5,323,912
Total	4,676,088	$23.38	5,323,912

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: August 9, 2022

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)