Form 10-Q
period 2022-09-30
CVB FINANCIAL CORP
filed 2022-11-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 139,808,001 outstanding as of October 28, 2022.

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, workforce, operating platform and prospects remain uncertain. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic, could affect us in substantial and unpredictable ways.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may-make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the transition away from USD LIBOR and uncertainties regarding potential alternative reference rates, including SOFR; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments, commonly referenced as the CECL model, which has changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods; possible credit related impairments or declines in the fair value of securities held by us; possible impairment charges to goodwill; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract deposits and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; including alternative forms of payment or currency that could result in the disintermediation of traditional banks; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, such as the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions; cybersecurity and fraud risks and threats to the Company, our vendors and our customers, and the costs of defending against them, including the costs of compliance with regulations and potential legislation to bolster cybersecurity at a state, national, or global level; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal proceedings; and our ability to manage the risks involved in the foregoing.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$186,647	$90,012
Interest-earning balances due from Federal Reserve	131,892	1,642,536
Total cash and cash equivalents	318,539	1,732,548
Interest-earning balances due from depository institutions	7,594	25,999
Investment securities available-for-sale, at fair value (with amortized cost of $3,862,216 at September 30, 2022, and $3,185,249 at December 31, 2021)	3,321,824	3,183,923
Investment securities held-to-maturity (with fair value of $2,150,988 at September 30, 2022, and $1,921,693 at December 31, 2021)	2,557,922	1,925,970
Total investment securities	5,879,746	5,109,893
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	17,688
Loans and lease finance receivables	8,774,136	7,887,713
Allowance for credit losses	(82,601)	(65,019)
Net loans and lease finance receivables	8,691,535	7,822,694
Premises and equipment, net	47,422	49,096
Bank owned life insurance (BOLI)	256,850	251,570
Accrued interest receivable	40,745	34,204
Intangibles	23,466	25,394
Goodwill	765,822	663,707
Other real estate owned (OREO)	-	-
Income taxes	189,172	32,603
Other assets	110,373	118,301
Total assets	$16,349,276	$15,883,697

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$8,764,556	$8,104,056
Interest-bearing	5,107,843	4,872,386
Total deposits	13,872,399	12,976,442
Customer repurchase agreements	467,844	642,388
Other borrowings	-	2,281
Deferred compensation	21,898	20,879
Junior subordinated debentures	-	-
Payable for securities purchased	8,697	50,340
Other liabilities	99,552	109,864
Total liabilities	14,470,390	13,802,194

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,805,445 at September 30, 2022, and 135,526,025 at December 31, 2021	1,297,709	1,209,903
Retained earnings	964,674	875,568
Accumulated other comprehensive (loss), net of tax	(383,497)	(3,968)
Total stockholders' equity	1,878,886	2,081,503
Total liabilities and stockholders' equity	$16,349,276	$15,883,697

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans and leases, including fees	$100,077	$88,390	$282,308	$271,911
Investment securities:
Investment securities available-for-sale	18,543	9,813	48,417	28,382
Investment securities held-to-maturity	12,834	5,188	35,211	14,258
Total investment income	31,377	15,001	83,628	42,640
Dividends from FHLB stock	258	258	902	758
Interest-earning deposits with other institutions	3,476	898	5,712	1,790
Total interest income	135,188	104,547	372,550	317,099
Interest expense:
Deposits	1,728	1,113	4,056	4,350
Borrowings and customer repurchase agreements	122	135	376	408
Junior subordinated debentures	-	-	-	186
Total interest expense	1,850	1,248	4,432	4,944
Net interest income before provision for (recapture of) credit losses	133,338	103,299	368,118	312,155
Provision for (recapture of) credit losses	2,000	(4,000)	8,100	(25,500)
Net interest income after provision for (recapture of) credit losses	131,338	107,299	360,018	337,655
Noninterest income:
Service charges on deposit accounts	5,233	4,513	15,625	12,667
Trust and investment services	2,867	2,681	8,651	8,459
Bankcard services	376	479	1,102	1,362
BOLI income	1,987	1,229	3,939	7,093
Gain on OREO, net	-	-	-	477
Gain on sale of building, net	-	-	2,717	-
Other	1,127	1,581	5,490	4,942
Total noninterest income	11,590	10,483	37,524	35,000
Noninterest expense:
Salaries and employee benefits	33,233	29,741	97,442	88,283
Occupancy and equipment	5,779	5,122	16,917	14,934
Professional services	2,438	1,626	6,788	6,042
Computer software expense	3,243	3,020	10,141	8,521
Marketing and promotion	1,488	857	4,584	3,381
Amortization of intangible assets	1,846	2,014	5,842	6,348
(Recapture of) provision for unfunded loan commitments	-	-	-	(1,000)
Acquisition related expenses	-	809	6,013	809
Other	5,000	4,910	14,409	14,489
Total noninterest expense	53,027	48,099	162,136	141,807
Earnings before income taxes	89,901	69,683	235,406	230,848
Income taxes	25,262	19,930	66,149	66,023
Net earnings	$64,639	$49,753	$169,257	$164,825

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(194,016)	$(14,443)	$(538,825)	$(45,816)
Less: Income tax benefit (expense) related to items of other comprehensive (loss) income	57,358	4,270	159,296	13,545
Other comprehensive (loss) income, net of tax	(136,658)	(10,173)	(379,529)	(32,271)
Comprehensive (loss) income	$(72,019)	$39,580	$(210,272)	$132,554

Basic earnings per common share	$0.46	$0.37	$1.20	$1.21
Diluted earnings per common share	$0.46	$0.37	$1.20	$1.21

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended September 30, 2022 and 2021

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2022	140,026	$1,301,050	$928,000	$(246,839)	$1,982,211
Issuance of common stock for acquisition of Suncrest Bank	-	-	-	-	-
Repurchase of common stock	(239)	(5,742)	-	-	(5,742)
Repurchase of common stock, ASR Plan	-	-	-	-	-
Exercise of stock options	18	340	-	-	340
Shares issued pursuant to stock-based compensation plan	-	2,061	-	-	2,061
Cash dividends declared on common stock ($0.20 per share)	-	-	(27,965)	-	(27,965)
Net earnings	-	-	64,639	-	64,639
Other comprehensive loss	-	-	-	(136,658)	(136,658)
Balance, September 30, 2022	139,805	$1,297,709	$964,674	$(383,497)	$1,878,886

Balance, July 1, 2021	135,927	$1,214,882	$826,941	$13,251	$2,055,074
Repurchase of common stock	(406)	(7,712)	-	-	(7,712)
Exercise of stock options	1	22	-	-	22
Shares issued pursuant to stock-based compensation plan	(5)	1,377	-	-	1,377
Cash dividends declared on common stock ($0.18 per share)	-	-	(24,421)	-	(24,421)
Net earnings	-	-	49,753	-	49,753
Other comprehensive loss	-	-	-	(10,173)	(10,173)
Balance, September 30, 2021	135,517	$1,208,569	$852,273	$3,078	$2,063,920

Nine Months Ended September 30, 2022 and 2021

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2022	135,526	$1,209,903	$875,568	$(3,968)	$2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	-	-	197,069
Repurchase of common stock	(1,971)	(46,206)	-	-	(46,206)
Repurchase of common stock, ASR Plan	(2,994)	(70,000)	-	-	(70,000)
Exercise of stock options	82	1,305	-	-	1,305
Shares issued pursuant to stock-based compensation plan	545	5,638	-	-	5,638
Cash dividends declared on common stock ($0.57 per share)	-	-	(80,151)	-	(80,151)
Net earnings	-	-	169,257	-	169,257
Other comprehensive loss	-	-	-	(379,529)	(379,529)
Balance, September 30, 2022	139,805	$1,297,709	$964,674	$(383,497)	$1,878,886

Balance, January 1, 2021	135,601	$1,211,780	$760,861	$35,349	$2,007,990
Repurchase of common stock	(430)	(8,246)	-	-	(8,246)
Exercise of stock options	46	986	-	-	986
Shares issued pursuant to stock-based compensation plan	300	4,049	-	-	4,049
Cash dividends declared on common stock ($0.54 per share)	-	-	(73,413)	-	(73,413)
Net earnings	-	-	164,825	-	164,825
Other comprehensive loss	-	-	-	(32,271)	(32,271)
Balance, September 30, 2021	135,517	$1,208,569	$852,273	$3,078	$2,063,920

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Interest and dividends received	$374,575	$308,061
Service charges and other fees received	32,968	27,427
Interest paid	(4,131)	(4,866)
Net cash paid to vendors, employees and others	(147,314)	(135,640)
Income taxes	(53,252)	(58,402)
Net cash provided by operating activities	202,846	136,580
Cash Flows from Investing Activities
Proceeds from redemption of FHLB stock	4,712	-
Net change in interest-earning balances from depository institutions	28,405	16,303
Proceeds from repayment of investment securities available-for-sale	403,184	599,139
Proceeds from maturity of investment securities available-for-sale	1,226	-
Purchases of investment securities available-for-sale	(1,142,441)	(1,247,286)
Proceeds from repayment and maturity of investment securities held-to-maturity	119,487	113,134
Purchases of investment securities held-to-maturity	(622,499)	(830,886)
Net decrease (increase) in equity investments	1,740	(4,934)
Net (increase) decrease in loan and lease finance receivables	(97,801)	529,771
Proceeds from sale of building, net of selling costs	8,315	1,157
Purchase of premises and equipment	(4,057)	(2,278)
Purchase of BOLI	-	(25,000)
Proceeds from BOLI death benefit	8,691	11,121
Proceeds from sales of other real estate owned	-	3,869
Cash acquired from acquisition, net of cash paid	329,001	-
Net cash used in investing activities	(962,037)	(835,890)
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(253,021)	1,250,970
Net decrease in time deposits	(33,593)	(57,255)
Net decrease in other borrowings	(2,281)	(5,000)
Net (decrease) increase in customer repurchase agreements	(174,544)	220,173
Repayment of junior subordinated debentures	-	(25,774)
Cash dividends on common stock	(76,478)	(73,341)
Repurchase of common stock	(46,206)	(8,246)
Repurchase of common stock, ASR Plan	(70,000)	-
Proceeds from exercise of stock options	1,305	986
Net cash (used in) provided by financing activities	(654,818)	1,302,513
Net (decrease) in cash and cash equivalents	(1,414,009)	603,203

Cash and cash equivalents, beginning of period	1,732,548	1,958,160
Cash and cash equivalents, end of period	$318,539	$2,561,363

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$169,257	$164,825
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	(2,717)	(189)
Gain on sale of other real estate owned	-	(477)
Increase in BOLI	(3,939)	(7,093)
Net amortization of premiums and discounts on investment securities	21,794	23,221
Accretion of discount for acquired loans, net	(6,115)	(10,158)
Provision for (recapture of) credit losses	8,100	(25,500)
(Recapture of) provision for unfunded loan commitments	-	(1,000)
Stock-based compensation	5,638	4,049
Depreciation and amortization, net	9,426	(7,143)
Change in other assets and liabilities	1,402	(3,955)
Total adjustments	33,589	(28,245)
Net cash provided by operating activities	$202,846	$136,580

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$8,697	$421,751
Issuance of common stock for acquisition	$197,069	$-

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. As of September 30, 2022, the Bank operated 63 banking centers and four trust office locations. The Company is headquartered in the city of Ontario, California.

On January 7, 2022, we completed the acquisition of Suncrest Bank ("Suncrest") with approximately $1.4 billion in total assets, acquired at fair value, and seven banking centers. Total assets at September 30, 2022 included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in Bank-Owned Life Insurance ("BOLI"). The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit premium. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration. Refer to Note 4 – Business Combinations of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

4. BUSINESS COMBINATIONS

On January 7, 2022, the Company completed the acquisition of Suncrest, headquartered in Visalia, California. The Company acquired all of the assets and assumed all of the liabilities of Suncrest in a stock and cash transaction for $39.6 million in cash and $197.1 million in stock. As a result, Suncrest merged with and into the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further extend and strengthen its geographic presence in California’s Central Valley and the Sacramento metro area. At close, Suncrest had seven branch locations and two loan production offices, which re-opened as CBB locations on January 10, 2022. As a result of the consolidation of two branches during the second quarter of 2022, five branch locations remain from this acquisition.

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

For the nine months ended September 30, 2022, the Company incurred non-recurring merger related expenses associated with the Suncrest acquisition of $6.0 million.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. Investment securities are classified as either available-for-sale securities or held-to-maturity securities. The fair value is based on quoted prices for similar assets in active markets or quoted prices for identical assets in markets that are not active. Estimated fair values were obtained from an independent pricing service based upon market quotes. Rising interest rates over the last nine months have resulted in declines in fair value for the majority of our investment securities, as reflected in the total unrealized holding loss in the following table.

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,288,484	$30	$(448,585)	$2,839,929	85.49%
CMO/REMIC	545,638	-	(89,248)	456,390	13.74%
Municipal bonds	27,140	47	(2,636)	24,551	0.74%
Other securities	954	-	-	954	0.03%
Total available-for-sale securities	$3,862,216	$77	$(540,469)	$3,321,824	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$555,777	$-	$(113,547)	$442,230	21.73%
Mortgage-backed securities	718,908	-	(111,359)	607,549	28.10%
CMO/REMIC	839,971	-	(117,948)	722,023	32.84%
Municipal bonds	443,266	8	(64,088)	379,186	17.33%
Total held-to-maturity securities	$2,557,922	$8	$(406,942)	$2,150,988	100.00%

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,553,246	$25,873	$(15,905)	$2,563,214	80.50%
CMO/REMIC	602,555	1,586	(13,983)	590,158	18.53%
Municipal bonds	28,365	1,103	-	29,468	0.93%
Other securities	1,083	-	-	1,083	0.04%
Total available-for-sale securities	$3,185,249	$28,562	$(29,888)	$3,183,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$576,899	$5,907	$(7,312)	$575,494	29.95%
Mortgage-backed securities	647,390	4,109	(6,106)	645,393	33.61%
CMO/REMIC	490,670	596	(5,030)	486,236	25.48%
Municipal bonds	211,011	4,714	(1,155)	214,570	10.96%
Total held-to-maturity securities	$1,925,970	$15,326	$(19,603)	$1,921,693	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$18,371	$9,630	$47,883	$27,824
Tax-advantaged	172	183	534	558
Total interest income from available-for-sale securities	18,543	9,813	48,417	28,382
Investment securities held-to-maturity:
Taxable	10,845	4,099	29,927	10,917
Tax-advantaged	1,989	1,089	5,284	3,341
Total interest income from held-to-maturity securities	12,834	5,188	35,211	14,258
Total interest income from investment securities	$31,377	$15,001	$83,628	$42,640

Approximately 92% of the total investment securities portfolio at September 30, 2022 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at September 30, 2022 and December 31, 2021.

We adopted ASU 2016-13 on January 1, 2020, on a modified retrospective basis. Under this ASU, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale ("AFS") and held-to-maturity ("HTM") securities. Management determined that there were no credit losses for securities in an unrealized loss position as of September 30, 2022 and December 31, 2021.

The following table presents the Company’s investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,889,658	$(248,476)	$948,800	$(200,109)	$2,838,458	$(448,585)
CMO/REMIC	59,884	(4,693)	396,503	(84,555)	456,387	(89,248)
Municipal bonds	23,057	(2,636)	-	-	23,057	(2,636)
Total available-for-sale securities	$1,972,599	$(255,805)	$1,345,303	$(284,664)	$3,317,902	$(540,469)
Investment securities held-to-maturity:
Government agency/GSE	$187,453	$(39,548)	$254,777	$(73,999)	$442,230	$(113,547)
Mortgage-backed securities	505,153	(86,409)	102,395	(24,950)	607,548	(111,359)
CMO/REMIC	624,470	(97,023)	97,553	(20,925)	722,023	(117,948)
Municipal bonds	314,186	(49,463)	51,016	(14,625)	365,202	(64,088)
Total held-to-maturity securities	$1,631,262	$(272,443)	$505,741	$(134,499)	$2,137,003	$(406,942)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

At September 30, 2022 and December 31, 2021, investment securities having a carrying value of approximately $2.31 billion and $2.18 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2022, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	September 30, 2022
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$19,914	$19,404	$2,842	$2,823
Due after one year through five years	892,491	809,644	645,420	568,453
Due after five years through ten years	2,610,587	2,213,671	694,667	595,729
Due after ten years	339,224	279,105	1,214,993	983,983
Total investment securities	$3,862,216	$3,321,824	$2,557,922	$2,150,988

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2022.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)

Commercial real estate	$6,685,245	$5,789,730
Construction	76,495	62,264
SBA	296,664	288,600
SBA - Paycheck Protection Program (PPP)	17,348	186,585
Commercial and industrial	952,231	813,063
Dairy & livestock and agribusiness	323,105	386,219
Municipal lease finance receivables	76,656	45,933
SFR mortgage	263,646	240,654
Consumer and other loans	82,746	74,665
Total loans, at amortized cost	8,774,136	7,887,713
Less: Allowance for credit losses	(82,601)	(65,019)
Total loans and lease finance receivables, net	$8,691,535	$7,822,694

As of September 30, 2022, 80.07% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 76.19% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of September 30, 2022, $486.4 million, or 7.28% of the total commercial real estate loans included loans secured by farmland, compared to $364.4 million, or 6.29%, at December 31, 2021. The loans secured by farmland included $136.9 million for loans secured by dairy & livestock land and $349.5 million for loans secured by agricultural land at September 30, 2022, compared to $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021. As of September 30, 2022, dairy & livestock and agribusiness loans of $323.1 million were comprised of $264.7 million for dairy & livestock loans and $58.4 million for agribusiness loans. This compares to $34.5 of agribusiness loans included in the $386.2 million dairy & livestock and agribusiness loans as of December 31, 2021.

At September 30, 2022 and December 31, 2021, loans totaling $4.33 billion and $3.96 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of September 30, 2022 and December 31, 2021.

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

	Origination Year						Revolving loans amortized	Revolving loans converted to
September 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,036,048	$1,211,127	$972,387	$581,832	$522,728	$1,963,428	$177,910	$39,961	$6,505,421
Special Mention	505	11,066	10,234	19,905	24,272	77,113	1,318	-	144,413
Substandard	-	3,521	15,811	429	96	15,554	-	-	35,411
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$1,036,553	$1,225,714	$998,432	$602,166	$547,096	$2,056,095	$179,228	$39,961	$6,685,245

Construction loans:
Risk Rating:
Pass	$17,931	$21,612	$14,409	$-	$-	$-	$17,749	$-	$71,701
Special Mention	-	-	-	-	4,794	-	-	-	4,794
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$17,931	$21,612	$14,409	$-	$4,794	$-	$17,749	$-	$76,495

SBA loans:
Risk Rating:
Pass	$52,986	$56,165	$35,527	$11,580	$29,886	$100,265	$54	$-	$286,463
Special Mention	-	-	96	1,325	1,341	2,354	-	-	5,116
Substandard	-	-	-	-	571	4,514	-	-	5,085
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$52,986	$56,165	$35,623	$12,905	$31,798	$107,133	$54	$-	$296,664

SBA - PPP loans:
Risk Rating:
Pass	$-	$13,284	$4,064	$-	$-	$-	$-	$-	$17,348
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$-	$13,284	$4,064	$-	$-	$-	$-	$-	$17,348

Commercial and industrial loans:
Risk Rating:
Pass	$117,792	$147,378	$87,201	$103,322	$47,588	$94,924	$315,146	$8,217	$921,568
Special Mention	3,475	745	544	1,985	486	20	12,548	1,855	21,658
Substandard	-	-	774	553	4,109	303	1,933	1,333	9,005
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$121,267	$148,123	$88,519	$105,860	$52,183	$95,247	$329,627	$11,405	$952,231

	Origination Year						Revolving loans amortized	Revolving loans converted to
September 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,869	$6,902	$1,713	$926	$379	$1,254	$295,737	$-	$308,780
Special Mention	449	-	-	-	61	-	1,297	952	2,759
Substandard	-	-	-	-	129	212	5,822	5,403	11,566
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$2,318	$6,902	$1,713	$926	$569	$1,466	$302,856	$6,355	$323,105

Municipal lease finance receivables loans:
Risk Rating:
Pass	$143	$27,134	$7,029	$4,370	$4,944	$32,549	$-	$-	$76,169
Special Mention	-	-	-	-	-	301	-	-	301
Substandard	-	-	-	-	-	186	-	-	186
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$143	$27,134	$7,029	$4,370	$4,944	$33,036	$-	$-	$76,656

SFR mortgage loans:
Risk Rating:
Pass	$55,028	$47,136	$46,057	$35,651	$16,842	$60,579	$-	$-	$261,293
Special Mention	-	-	948	-	-	-	-	-	948
Substandard	-	-	-	-	-	1,015	-	390	1,405
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$55,028	$47,136	$47,005	$35,651	$16,842	$61,594	$-	$390	$263,646

Consumer and other loans:
Risk Rating:
Pass	$7,944	$3,946	$1,437	$1,079	$157	$1,340	$61,699	$2,929	$80,531
Special Mention	-	631	-	-	-	-	591	-	1,222
Substandard	-	-	-	-	-	14	5	974	993
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$7,944	$4,577	$1,437	$1,079	$157	$1,354	$62,295	$3,903	$82,746

Total Loans:
Risk Rating:
Pass	$1,289,741	$1,534,684	$1,169,824	$738,760	$622,524	$2,254,339	$868,295	$51,107	$8,529,274
Special Mention	4,429	12,442	11,822	23,215	30,954	79,788	15,754	2,807	181,211
Substandard	-	3,521	16,585	982	4,905	21,798	7,760	8,100	63,651
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$1,294,170	$1,550,647	$1,198,231	$762,957	$658,383	$2,355,925	$891,809	$62,014	$8,774,136

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,137,714	$963,697	$591,202	$534,468	$484,721	$1,704,267	$156,841	$33,564	$5,606,474
Special Mention	3,133	20,640	14,477	16,097	43,262	44,045	6,970	6,800	155,424
Substandard	-	-	2,859	6,933	4,646	7,329	5,951	114	27,832
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial real estate loans:	$1,140,847	$984,337	$608,538	$557,498	$532,629	$1,755,641	$169,762	$40,478	$5,789,730

Construction loans:
Risk Rating:
Pass	$10,511	$15,896	$7,236	$-	$-	$-	$25,262	$-	$58,905
Special Mention	-	-	-	3,359	-	-	-	-	3,359
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Construction loans:	$10,511	$15,896	$7,236	$3,359	$-	$-	$25,262	$-	$62,264

SBA loans:
Risk Rating:
Pass	$70,929	$36,468	$11,129	$36,068	$38,504	$78,527	$-	$-	$271,625
Special Mention	-	-	-	-	4,056	2,700	-	-	6,756
Substandard	-	-	-	785	4,092	5,342	-	-	10,219
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA loans:	$70,929	$36,468	$11,129	$36,853	$46,652	$86,569	$-	$-	$288,600

SBA - PPP loans:
Risk Rating:
Pass	$183,614	$2,969	$-	$-	$-	$-	$-	$-	$186,583
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	2	-	-	-	-	-	-	2
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SBA - PPP loans:	$183,614	$2,971	$-	$-	$-	$-	$-	$-	$186,585

Commercial and industrial loans:
Risk Rating:
Pass	$145,494	$81,944	$126,647	$54,690	$32,455	$73,600	$267,659	$6,992	$789,481
Special Mention	1,556	1,929	127	1,396	394	26	9,369	177	14,974
Substandard	244	6	602	1,712	505	475	1,991	3,073	8,608
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Commercial and industrial loans:	$147,294	$83,879	$127,376	$57,798	$33,354	$74,101	$279,019	$10,242	$813,063

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,756	$942	$1,285	$1,035	$95	$295	$364,312	$454	$370,174
Special Mention	1,052	-	-	-	-	-	6,979	1,301	9,332
Substandard	-	-	-	37	-	-	-	6,676	6,713
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Dairy & livestock and agribusiness loans:	$2,808	$942	$1,285	$1,072	$95	$295	$371,291	$8,431	$386,219

Municipal lease finance receivables loans:
Risk Rating:
Pass	$9,310	$7,666	$-	$279	$9,528	$18,811	$-	$-	$45,594
Special Mention	-	-	-	-	-	339	-	-	339
Substandard	-	-	-	-	-	-	-	-	-
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Municipal lease finance receivables loans:	$9,310	$7,666	$-	$279	$9,528	$19,150	$-	$-	$45,933

SFR mortgage loans:
Risk Rating:
Pass	$48,813	$49,261	$41,776	$19,877	$16,046	$61,965	$451	$-	$238,189
Special Mention	8	-	-	-	-	-	-	-	8
Substandard	-	-	-	-	-	2,052	-	405	2,457
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total SFR mortgage loans:	$48,821	$49,261	$41,776	$19,877	$16,046	$64,017	$451	$405	$240,654

Consumer and other loans:
Risk Rating:
Pass	$5,145	$1,947	$1,415	$469	$386	$1,611	$58,060	$3,378	$72,411
Special Mention	839	-	-	-	-	150	591	403	1,983
Substandard	-	-	-	-	-	15	5	251	271
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Consumer and other loans:	$5,984	$1,947	$1,415	$469	$386	$1,776	$58,656	$4,032	$74,665

Total Loans:
Risk Rating:
Pass	$1,613,286	$1,160,790	$780,690	$646,886	$581,735	$1,939,076	$872,585	$44,388	$7,639,436
Special Mention	6,588	22,569	14,604	20,852	47,712	47,260	23,909	8,681	192,175
Substandard	244	8	3,461	9,467	9,243	15,213	7,947	10,519	56,102
Doubtful & Loss	-	-	-	-	-	-	-	-	-
Total Loans:	$1,620,118	$1,183,367	$798,755	$677,205	$638,690	$2,001,549	$904,441	$63,588	$7,887,713

Allowance for Credit Losses ("ACL")

Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Paycheck Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion concerning the allowance for credit losses.

The ACL totaled $82.6 million at September 30, 2022, compared to $65.0 million at December 31, 2021. As a result of the acquisition of Suncrest, we recorded a provision for credit loss of $4.9 million on January 7, 2022 to establish the ACL for the acquired loans that were not considered PCD. The ACL at January 7, 2022, also included $8.6 million for the acquired Suncrest PCD loans. The $17.6 million increase in the ACL from December 31, 2021 to September 30, 2022 is comprised of approximately $877,000 in net recoveries, the $8.6 million for the Suncrest PCD loans and an $8.1 million provision for credit losses, including the $4.9 million provision recorded to establish the ACL for the non-PCD loans acquired from Suncrest. At September 30, 2022, the ACL as a percentage of total loans and leases, at amortized cost, was 0.94%, or 0.94% of total loans when excluding the $17.3 million in PPP loans. This compares to 0.82% and 0.84% at December 31, 2021, respectively. Net recoveries were $877,000 for the nine months ended September 30, 2022, which compares to $2.8 million in net charge-offs for the same period of 2021. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. Our weighted forecast assumes GDP will increase by 0.4% in 2023, 1.6% for 2024 and then grow by 2.5% in 2025. The unemployment rate is forecasted to be 5% in 2023, 5.3% in 2024 and then decline to 5.1% in 2025.

Management believes that the ACL was appropriate at September 30, 2022 and December 31, 2021. Due to inflationary pressures, rising interest rates and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.
The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three months ended September 30, 2022
	Ending Balance June 30, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2022
	(Dollars in thousands)
Commercial real estate	$61,513	$-	$-	$3,392	$64,905
Construction	1,062	-	3	657	1,722
SBA	2,613	-	41	151	2,805
Commercial and industrial	7,194	(45)	-	(16)	7,133
Dairy & livestock and agribusiness	6,832	-	381	(2,220)	4,993
Municipal lease finance receivables	183	-	-	56	239
SFR mortgage	254	-	-	50	304
Consumer and other loans	571	(1)	-	(70)	500
Total allowance for credit losses	$80,222	$(46)	$425	$2,000	$82,601

	Three Months Ended September 30, 2021
	Ending Balance June 30, 2021	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance September 30, 2021
	(Dollars in thousands)
Commercial real estate	$55,200	$-	$-	$(2,888)	$52,312
Construction	1,825	-	11	(775)	1,061
SBA	2,546	-	5	376	2,927
Commercial and industrial	5,667	(10)	6	(755)	4,908
Dairy & livestock and agribusiness	2,775	-	-	391	3,166
Municipal lease finance receivables	67	-	-	18	85
SFR mortgage	284	-	-	(94)	190
Consumer and other loans	978	(1)	11	(273)	715
Total allowance for credit losses	$69,342	$(11)	$33	$(4,000)	$65,364

	Nine months ended September 30, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$-	$-	$5,086	$4,127	$4,742	$64,905
Construction	765	-	9	122	58	768	1,722
SBA	2,668	-	99	62	64	(88)	2,805
Commercial and industrial	6,669	(66)	456	500	508	(934)	7,133
Dairy & livestock and agribusiness	3,066	-	383	2,832	149	(1,437)	4,993
Municipal lease finance receivables	100	-	-	3	26	110	239
SFR mortgage	188	-	-	-	-	116	304
Consumer and other loans	613	(4)	-	-	-	(109)	500
Total allowance for credit losses	$65,019	$(70)	$947	$8,605	$4,932	$3,168	$82,601

	Nine Months Ended September 30, 2021
	Ending Balance December 31, 2020	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance September 30, 2021
	(Dollars in thousands)
Commercial real estate	$75,439	$-	$-	$(23,127)	$52,312
Construction	1,934	-	55	(928)	1,061
SBA	2,992	-	13	(78)	2,927
Commercial and industrial	7,142	(2,985)	10	741	4,908
Dairy & livestock and agribusiness	3,949	-	-	(783)	3,166
Municipal lease finance receivables	74	-	-	11	85
SFR mortgage	367	-	79	(256)	190
Consumer and other loans	1,795	(11)	11	(1,080)	715
Total allowance for credit losses	$93,692	$(2,996)	$168	$(25,500)	$65,364

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

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$-	$-	$6,686	$6,686	$2,431,460	$2,438,146
Non-owner occupied	-	-	-	-	4,247,099	4,247,099
Construction
Speculative (1)	-	-	-	-	56,183	56,183
Non-speculative	-	-	-	-	20,312	20,312
SBA	-	-	880	880	295,784	296,664
SBA - PPP	-	-	-	-	17,348	17,348
Commercial and industrial	80	142	1,086	1,308	950,923	952,231
Dairy & livestock and agribusiness	-	-	911	911	322,194	323,105
Municipal lease finance receivables	-	-	-	-	76,656	76,656
SFR mortgage	-	-	-	-	263,646	263,646
Consumer and other loans	-	-	32	32	82,714	82,746
Total gross loans	$80	$142	$9,595	$9,817	$8,764,319	$8,774,136

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$438	$-	$3,383	$3,821	$2,127,979	$2,131,800
Non-owner occupied	-	-	-	-	3,657,930	3,657,930
Construction
Speculative (1)	-	-	-	-	44,859	44,859
Non-speculative	-	-	-	-	17,405	17,405
SBA	417	1,145	339	1,901	286,699	288,600
SBA - PPP	-	-	-	-	186,585	186,585
Commercial and industrial	-	16	1,356	1,372	811,691	813,063
Dairy & livestock and agribusiness	-	-	-	-	386,219	386,219
Municipal lease finance receivables	-	-	-	-	45,933	45,933
SFR mortgage	1,040	-	-	1,040	239,614	240,654
Consumer and other loans	-	-	42	42	74,623	74,665
Total gross loans	$1,895	$1,161	$5,120	$8,176	$7,879,537	$7,887,713

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of September 30, 2022 and December 31, 2021 by type of loan.

	September 30, 2022
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$6,686	$6,686	$-
Non-owner occupied	19	19	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	415	1,065	-
SBA - PPP	-	-	-
Commercial and industrial	940	1,308	-
Dairy & livestock and agribusiness	812	1,007	-
Municipal lease finance receivables	-	-	-
SFR mortgage	-	-	-
Consumer and other loans	32	32	-
Total gross loans	$8,904	$10,117	$-

(1)
As of September 30, 2022, $300,000 of nonaccruing loans were current, $80,000 were 30-59 days past due, $142,000 were 60-89 days past due, and $9.6 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2021
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$3,607	$3,607	$-
Non-owner occupied	-	-	-
Construction
Speculative (2)	-	-	-
Non-speculative	-	-	-
SBA	521	1,034	-
SBA - PPP	-	-	-
Commercial and industrial	1,326	1,714	-
Dairy & livestock and agribusiness	-	-	-
Municipal lease finance receivables	-	-	-
SFR mortgage	380	380	-
Consumer and other loans	158	158	-
Total gross loans	$5,992	$6,893	$-

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

	September 30, 2022			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$6,705	$-	$-	7
Construction	-	-	-	-
SBA	234	832	-	9
SBA - PPP	-	-	-	-
Commercial and industrial	92	2,764	79	12
Dairy & livestock and agribusiness	699	17	291	4
Municipal lease finance receivables	-	-	-	-
SFR mortgage	-	-	-	-
Consumer and other loans	32	-	-	1
Total collateral-dependent loans	$7,762	$3,613	$370	33

	December 31, 2021			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$6,001	$-	$-	6
Construction	-	-	-	-
SBA	405	517	112	10
SBA - PPP	-	-	-	-
Commercial and industrial	688	5,133	96	19
Dairy & livestock and agribusiness	-	-	-	-
Municipal lease finance receivables	-	-	-	-
SFR mortgage	380	-	-	2
Consumer and other loans	158	-	-	2
Total collateral-dependent loans	$7,632	$5,650	$208	39

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.0 million for the off-balance sheet credit exposures as of September 30, 2022. There was no provision or recapture of provision for unfunded loan commitments for the nine months ended September 30, 2022, compared to a $1.0 million recapture of provision for unfunded loan commitments for the nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, the balance in this reserve was $8.0 million and was included in other liabilities.

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

As of September 30, 2022, there were $5.8 million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At September 30, 2022, performing TDRs were comprised of four commercial and industrial loans of $4.8 million and five SFR mortgage loans totaling $1.0 million.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We have no allocated allowance to TDRs as of September 30, 2022 and December 31, 2021.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$5,198	$8,215	$5,293	$2,159
New modifications	3,204	-	3,204	7,096
Payoffs/payments, net and other	(2,574)	(240)	(2,669)	(1,280)
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-
Ending balance	$5,828	$7,975	$5,828	$7,975
Nonperforming TDRs:
Beginning balance	$-	$-	$-	$-
New modifications	-	-	-	-
Charge-offs	-	-	-	-
Payoffs/payments, net and other	-	-	-	-
TDRs returned to accrual status	-	-	-	-
TDRs placed on nonaccrual status	-	-	-	-
Ending balance	$-	$-	$-	$-
Total TDRs	$5,828	$7,975	$5,828	$7,975

The following tables summarize loans modified as TDRs for the period presented.

Modifications (1)

For the three months ended September 30, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2022	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	3,204	3,204	3,204	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	2	$3,204	$3,204	$3,204	$-

For the Three Months Ended September 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2021	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	-	$-	$-	$-	$-

For the nine months ended September 30, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2022	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	-	$-	$-	$-	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	3,204	3,204	3,204	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	2	$3,204	$3,204	$3,204	$-

	For the Nine Months Ended September 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2021	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial real estate:
Interest rate reduction	1	$2,453	$2,453	$2,446	$-
Change in amortization period or maturity	-	-	-	-	-
Commercial and industrial:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	2	4,643	4,643	4,293	-
SFR mortgage:
Interest rate reduction	-	-	-	-	-
Change in amortization period or maturity	-	-	-	-	-
Total loans	3	$7,096	$7,096	$6,739	$-

(1)
The tables above exclude modified loans that were paid off prior to the end of the period.
(2)
Financial effects resulting from modifications represent charge-offs and current allowance for credit losses at modification date.

As of September 30, 2022 and 2021, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the nine months ended September 30, 2022 and 2021, respectively.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2022 shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 66,000 and 247,000, respectively. For the three and nine months ended September 30, 2021 shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 321,000 and 114,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$64,639	$49,753	$169,257	$164,825
Less: Net earnings allocated to restricted stock	434	227	1,080	773
Net earnings allocated to common shareholders	$64,205	$49,526	$168,177	$164,052
Weighted average shares outstanding	138,888	135,200	139,923	135,226
Basic earnings per common share	$0.46	$0.37	$1.20	$1.21

Diluted earnings per common share:
Net income allocated to common shareholders	$64,205	$49,526	$168,177	$164,052
Weighted average shares outstanding	138,888	135,200	139,923	135,226
Incremental shares from assumed exercise of outstanding options	459	184	300	215
Diluted weighted average shares outstanding	139,347	135,384	140,223	135,441
Diluted earnings per common share	$0.46	$0.37	$1.20	$1.21

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,839,929	$-	$2,839,929	$-
CMO/REMIC	456,390	-	456,390	-
Municipal bonds	24,551	-	24,551	-
Other securities	954	-	954	-
Total investment securities - AFS	3,321,824	-	3,321,824	-
Interest rate swaps	83	-	83	-
Total assets	$3,321,907	$-	$3,321,907	$-
Description of liability
Interest rate swaps	83	$-	83	$-
Total liabilities	$83	$-	$83	$-

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,563,214	$-	$2,563,214	$-
CMO/REMIC	590,158	-	590,158	-
Municipal bonds	29,468	-	29,468	-
Other securities	1,083	-	1,083	-
Total investment securities - AFS	3,183,923	-	3,183,923	-
Interest rate swaps	14,163	-	14,163	-
Total assets	$3,198,086	$-	$3,198,086	$-
Description of liability
Interest rate swaps	$14,163	$-	$14,163	$-
Total liabilities	$14,163	$-	$14,163	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at September 30, 2022 and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period. These losses on collateral dependent loans represent the amount of the allowance for credit losses and/or charge-offs during the period applicable to loans held at period-end. The amount of the allowance is included in the ACL.

	Carrying Value at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2022
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$2,639	$-	$-	$2,639	$-
Construction	-	-	-	-	-
SBA	279	-	-	279	26
SBA - PPP	-	-	-	-	2
Commercial and industrial	270	-	-	270	326
Dairy & livestock and agribusiness	195	-	-	195	195
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	2
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-
Total assets	$3,383	$-	$-	$3,383	$551

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2021
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
SBA	646	-	-	646	255
Commercial and industrial	340	-	-	340	3,275
Dairy & livestock and agribusiness	38	-	-	38	118
Municipal lease finance receivables	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Consumer and other loans	-	-	-	-	11
Other real estate owned	-	-	-	-	-
Asset held-for-sale	-	-	-	-	-
Total assets	$1,024	$-	$-	$1,024	$3,659

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2022 and December 31, 2021, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$318,539	$318,539	$-	$-	$318,539
Interest-earning balances due from depository institutions	7,594	-	7,594	-	7,594
Investment securities available-for-sale	3,321,824	-	3,321,824	-	3,321,824
Investment securities held-to-maturity	2,557,922	-	2,150,988	-	2,150,988
Total loans, net of allowance for credit losses	8,691,535	-	-	7,981,839	7,981,839
Swaps	83	-	83	-	83
Liabilities
Deposits:
Interest-bearing	$5,107,843	$-	$5,101,099	$-	$5,101,099
Borrowings	467,844	-	377,440	-	377,440
Junior subordinated debentures	-	-	-	-	-
Swaps	83	-	83	-	83

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,732,548	$1,732,548	$-	$-	$1,732,548
Interest-earning balances due from depository institutions	25,999	-	25,999	-	25,999
Investment securities available-for-sale	3,183,923	-	3,183,923	-	3,183,923
Investment securities held-to-maturity	1,925,970	-	1,921,693	-	1,921,693
Total loans, net of allowance for credit losses	7,822,694	-	-	7,696,210	7,696,210
Swaps	14,163	-	14,163	-	14,163
Liabilities
Deposits:
Interest-bearing	$4,872,386	$-	$4,871,531	$-	$4,871,531
Borrowings	644,669	-	586,645	-	586,645
Junior subordinated debentures	-	-	-	-	-
Swaps	14,163	-	14,163	-	14,163

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2022, the Bank has entered into 127 interest-rate swap agreements with customers with a notional amount totaling $436.9 million. The Bank then entered into identical offsetting swaps with a counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, therefore allowing customers to convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with the counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR, plus a spread. As LIBOR is expected to be phased out in 2023, the Bank will use multiple alternative indices as replacements for LIBOR. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. As a result of the Bank exceeding $10 billion in assets, federal regulations required the Bank, beginning in January 2019, to clear most interest rate swaps through a clearing house (“centrally cleared”). These instruments contain language outlining collateral pledging requirements for each counterparty, in which collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the Company’s condensed consolidated balance sheet.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2022 and December 31, 2021, the total notional amount of the Company’s swaps was $436.9 million, and $493.2 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	September 30, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$83	Other liabilities	$83
Total derivatives		$83		$83

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,163	Other liabilities	$14,163
Total derivatives		$14,163		$14,163

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(Dollars in thousands)
Interest rate swaps	Other income	$-	$167	$-	$382
Total		$-	$167	$-	$382

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended September 30,
	2022			2021
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(194,111)	$57,386	$(136,725)	$(14,515)	$4,291	$(10,224)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	95	(28)	67	72	(21)	51
Net change	$(194,016)	$57,358	$(136,658)	$(14,443)	$4,270	$(10,173)

	Nine Months Ended September 30,
	2022			2021
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(539,066)	$159,367	$(379,699)	$(45,989)	$13,596	$(32,393)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	242	(72)	170	173	(51)	122
Net change	$(538,825)	$159,296	$(379,529)	$(45,816)	$13,545	$(32,271)

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

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
September 30, 2022
Financial assets:
Derivatives not designated as hedging instruments	$83	$-	$-	$83	$-	$83
Total	$83	$-	$-	$83	$-	$83

Financial liabilities:
Derivatives not designated as hedging instruments	$57,776	$(57,693)	$83	$57,693	$(16,346)	$41,430
Repurchase agreements	467,844	-	467,844	-	(603,609)	(135,765)
Total	$525,620	$(57,693)	$467,927	$57,693	$(619,955)	$(94,335)

December 31, 2021
Financial assets:
Derivatives not designated as hedging instruments	$14,163	$-	$-	$14,163	$-	$14,163
Total	$14,163	$-	$-	$14,163	$-	$14,163

Financial liabilities:
Derivatives not designated as hedging instruments	$23,502	$(9,339)	$14,163	$9,339	$(37,285)	$(13,783)
Repurchase agreements	642,388	-	642,388	-	(683,923)	(41,535)
Total	$665,890	$(9,339)	$656,551	$9,339	$(721,208)	$(55,318)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$23,560	$19,274
Total lease liabilities	25,092	20,864

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,846	$1,634	$5,541	$4,977
Sublease income	-	-	-	-
Total lease expense	$1,846	$1,634	$5,541	$4,977

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,882	$1,700	$5,593	$5,364

	September 30, 2022	December 31, 2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.24	4.26
Weighted average discount rate	2.72%	2.41%

The Company’s lease arrangements that have not yet commenced as of September 30, 2022 and the Company’s short-term lease costs and variable lease costs, for the nine months ended September 30, 2022 and 2021 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2022, excluding property taxes and insurance, are as follows:

September 30, 2022
(Dollars in thousands)
Year:
2022 (excluding the nine months ended September 30, 2022)	$1,794
2023	6,964
2024	5,849
2025	5,085
2026	3,851
Thereafter	3,093
Total future lease payments	26,636
Less: Imputed interest	(1,544)
Present value of lease liabilities	$25,092

13. REVENUE RECOGNITION

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,233	$4,513	$15,625	$12,667
Trust and investment services	2,867	2,681	8,651	8,459
Bankcard services	376	479	1,102	1,362
Gain on OREO, net	-	-	-	477
Other	1,127	1,581	8,207	4,753
Noninterest Income (in-scope of Topic 606)	9,603	9,254	33,585	27,718
Noninterest Income (out-of-scope of Topic 606)	1,987	1,229	3,939	7,282
Total noninterest income	$11,590	$10,483	$37,524	$35,000

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized businesses through 100% Small Business Administration (“SBA”) guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. Legislation passed on April 24, 2020 provided additional PPP funds of $310 billion. During 2020, we originated and funded approximately 4,100 loans, totaling $1.1 billion. In response to the COVID-19 pandemic and the CARES Act, we also implemented a short-term loan modification program in 2020 to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion was set aside for Second Draw (“round two”) PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 were not eligible for Second Draw loans. Further, maximum loan amounts were increased for accommodation and food service businesses. We originated approximately 1,900 round two loans totaling $420 million. The Paycheck Protection Program officially ended on May 31, 2021. As of September 30, 2022, the remaining outstanding balance of PPP loans was $17.3 million, as approximately 99% of PPP loans have been granted forgiveness.

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

Recently Issued Accounting Pronouncements but Not Adopted as of September 30, 2022

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

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions Issued June 2022

On June 30, 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value. Further, this ASU clarifies that an entity cannot, recognize and measure a contractual sale restriction as a separate unit of account. Additionally, the amendments require the disclosures for equity securities subject to contractual sale restrictions to include the fair value of equity securities subject to contractual sale restrictions reflected on the balance sheet, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. This ASU is effective for interim and annual reporting periods beginning after December 15, 2023; early adoption is permitted.

	1st Quarter 2024	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

OVERVIEW

For the third quarter of 2022, we reported net earnings of $64.6 million, compared with $59.1 million for the second quarter of 2022 and $49.8 million for the third quarter of 2021. Diluted earnings per share were $0.46 for the third quarter, compared to $0.42 for the prior quarter and $0.37 for the same period last year. Pretax pre-provision income grew from $65.7 million in the third quarter of 2021 and $85.7 million for the second quarter of 2022 to $91.9 million in the third quarter of 2022. The third quarter of 2022 included $2.0 million in provision for credit losses, compared to $3.6 million in provision for the second quarter and a provision recapture of $4.0 million in the third quarter of 2021. Net income of $64.6 million for the third quarter of 2022 produced an annualized return on average equity (“ROAE”) of 12.72%, an annualized return on average tangible common equity (“ROATCE”) of 21.34%, and an annualized return on average assets (“ROAA”) of 1.52%. Our net interest margin, tax equivalent (“NIM”), was 3.46% for the third quarter of 2022, while our efficiency ratio was 36.59%.

On January 7, 2022, we completed the acquisition of Suncrest Bank (“Suncrest”). At close, Citizens Business Bank acquired loans with a fair value of $774.5 million, and assumed $512.8 million of noninterest-bearing deposits and $669.8 million of interest-bearing deposits. The integration of Suncrest was completed in the second quarter with the consolidation of two banking centers. As a result of the Suncrest merger, we incurred $6.0 million in acquisition expenses for the nine months ended September 30, 2022, including $375,000 in the second quarter of 2022. There were no acquisition costs incurred during the third quarter of 2022.

The $17.6 million increase in the ACL from December 31, 2021 to September 30, 2022 was comprised primarily of the $8.6 million ACL increase for the Suncrest purchased credit deteriorated (“PCD”) loans and an $8.1 million provision for credit losses. The $8.1 million provision for credit losses, includes a provision for credit loss of $4.9 million recorded on January 7, 2022 for the Suncrest acquired loans that were not considered PCD. In addition, the ACL increased by $877,000 in net recoveries during the nine month period ending September 30, 2022. During the third quarter of 2022, we experienced credit charge-offs of $46,000 and total recoveries of $425,000, resulting in net recoveries of $379,000.

At September 30, 2022, total assets of $16.35 billion increased by $465.6 million, or 2.93%, from total assets of $15.88 billion at December 31, 2021. Interest-earning assets of $14.81 billion at September 30, 2022 increased by $127.6 million, or 0.87%, when compared with $14.68 billion at December 31, 2021. The increase in interest-earning assets was primarily due to a $769.9 million increase in investment securities and an $886.4 million increase in total loans, partially offset by a $1.51 billion decrease in interest-earning balances due from the Federal Reserve. The $886.4 million increase in total loans included the $774.5 million of loans acquired at fair value from Suncrest.

Total investment securities were $5.88 billion at September 30, 2022, an increase of $769.9 million, or 15.07%, from $5.11 billion at December 31, 2021. During the nine month period ended September 30, 2022, we purchased approximately $1.7 billion of investment securities. During the third quarter of 2022, approximately $197 million in new securities were purchased with an expected average yield of 4.04%. At September 30, 2022, investment securities held-to-maturity (“HTM”) totaled $2.56 billion. At September 30, 2022, investment securities available-for-sale (“AFS”) totaled $3.32 billion, inclusive of a pre-tax net unrealized loss of $540.4 million. HTM securities increased by $632 million, or 32.81%, and AFS securities increased by $137.9 million, or 4.33%, from December 31, 2021. Our tax equivalent yield on investments was 2.12% for the quarter ended September 30, 2022, compared to 1.93% for the second quarter of 2022 and 1.54% for the third quarter of 2021.

Total loans and leases, at amortized cost, of $8.77 billion at September 30, 2022 increased by $886.4 million, or 11.24%, from December 31, 2021. The increase in total loans included $774.5 million of loans acquired at fair value from Suncrest in the first quarter of 2022. Dairy & livestock loans decreased $87.0 million, the majority of which was seasonal. PPP loans decreased by $169.2 million, as these loans continued to receive forgiveness. After adjusting for acquired loans, seasonality related to our Dairy & Livestock loans, and forgiveness of PPP loans ("core loans"), our core loans grew by $407.8 million, or approximately 7% annualized from December 31, 2021. The $407.8 million core loan growth included $314.7 million in commercial real estate loans, $54.7 million in commercial and industrial loans, $22.7 million in SFR mortgage loans, $13.4 million in municipal lease financings, $8.4 million in agribusiness loans, and $8.4 million in consumer and other loans, partially offset by decreases of $12.0 million in SBA loans, and $2.5 million in construction loans. Our yield on loans was 4.56% for the quarter ended September 30, 2022, compared to 4.31% for the second quarter of 2022 and 4.43% for the third quarter of 2021. After excluding discount accretion and the impact from PPP loans, our core loan yields increased by 22 basis points and 28 basis points, respectively, when compared to the second quarter of 2022 and third quarter of 2021. The recent increases in interest rates, including a 150 basis point increase in the Fed Funds rate between June 30, 2022 and September 30, 2022, contributed to the 22 basis point increase in core loan yields from the second quarter of 2022 to the third quarter. Interest and fee income from PPP loans was approximately $1.0 million in the third quarter of 2022, compared to $1.4 million in the second quarter of 2022 and $7.9 million in the third quarter of 2021.

Noninterest-bearing deposits of $8.76 billion at September 30, 2022, increased $660.5 million, or 8.15% when compared to $8.10 billion at December 31, 2021 and increased $453.8 million, or 5.46%, when compared to $8.31 billion at September 30, 2021. The increase in noninterest-bearing deposits includes the noninterest-bearing deposits assumed from Suncrest of $512.8 million. At September 30, 2022, noninterest-bearing deposits were 63.18% of total deposits, compared to 62.45% at December 31, 2021 and 64.27% at September 30, 2021.

Interest-bearing deposits were $5.11 billion at September 30, 2022, an increase of $235.5 million, or 4.83%, when compared to $4.87 billion at December 31, 2021 and an increase of $488.3 million, or 10.57%, when compared to $4.62 billion at September 30, 2021. The increase in interest-bearing deposits included the interest-bearing deposits assumed from Suncrest of $669.8 million. Customer repurchase agreements totaled $467.8 million at September 30, 2022, compared to $642.4 million at December 31, 2021 and $659.6 million at September 30, 2021. Our average cost of total deposits including customer repurchase agreements of 0.05% increased from 0.04% for the second quarter of 2022 and increased from 0.04% for the third quarter of 2021. The one basis point increase in the cost of funds from the second quarter of 2022 was the net result of an increase in the cost of interest-bearing deposits from 0.09% to 0.13% and an $86.9 million quarter-over-quarter increase in average noninterest-bearing deposits. Compared to the third quarter of 2021, the one basis point increase in cost of funds was the result of a 4 basis point increase in the cost of interest bearing deposits, as well as noninterest-bearing deposits growing on average by $1.02 billion.

We had no borrowings at September 30, 2022, December 31, 2021 and September 30, 2021. Over the last nine months, the Federal Reserve has increased the Federal Funds rate by 300 basis points with the target range of 3.00% to 3.25%. Our average cost of funds during the first nine months of 2022 was 4 basis points. Our average cost of funds increased from 0.04% in the third quarter of 2021 and second quarter of 2022, to 0.05% in the third quarter of 2022.

The allowance for credit losses totaled $82.6 million at September 30, 2022, compared to $65.0 million at December 31, 2021. At September 30, 2022, ACL as a percentage of total loans and leases outstanding was 0.94%. This compares to 0.82% and 0.83% at December 31, 2021 and September 30, 2021, respectively. When PPP loans are excluded, the ACL as a percentage of total loans and leases outstanding was 0.94% at September 30, 2022, compared to 0.84% at December 31, 2021 and 0.87% at September 30, 2021. The increase in the ACL as a percentage of total loans is primarily the result of a deterioration in the forecast of macroeconomic variables due to rampant inflation, rising interest rates, and recent declines in GDP.

The Company’s total equity was $1.88 billion at September 30, 2022. This represented an overall decrease of $202.6 million from total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for issuance of 8.6 million shares to acquire Suncrest and $169.3 million in net earnings. Decreases included $80.2 million in cash dividends and a $379.5 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. Our tangible book value per share at September 30, 2022 was $7.79.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of September 30, 2022, the Company’s Tier 1 leverage capital ratio was 9.1%, common equity Tier 1 ratio was 13.5%, Tier 1 risk-based capital ratio was 13.5%, and total risk-based capital ratio was 14.3%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our Analysis of Financial Condition – Capital Resources.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended		Variance
	September 30,	June 30,
	2022	2022	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$133,338	$121,940	$11,398	9.35%
(Provision for) recapture of credit losses	(2,000)	(3,600)	1,600	44.44%
Noninterest income	11,590	14,670	(3,080)	-21.00%
Noninterest expense	(53,027)	(50,871)	(2,156)	-4.24%
Income taxes	(25,262)	(23,081)	(2,181)	-9.45%
Net earnings	$64,639	$59,058	$5,581	9.45%
Earnings per common share:
Basic	$0.46	$0.42	$0.04
Diluted	$0.46	$0.42	$0.04
Return on average assets	1.52%	1.39%	0.13%
Return on average shareholders' equity	12.72%	11.33%	1.39%
Efficiency ratio	36.59%	37.24%	-0.65%
Noninterest expense to average assets	1.25%	1.20%	0.05%

	Three Months Ended
	September 30,		Variance
	2022	2021	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$133,338	$103,299	$30,039	29.08%
(Provision for) recapture of credit losses	(2,000)	4,000	(6,000)	-150.00%
Noninterest income	11,590	10,483	1,107	10.56%
Noninterest expense	(53,027)	(48,099)	(4,928)	-10.25%
Income taxes	(25,262)	(19,930)	(5,332)	-26.75%
Net earnings	$64,639	$49,753	$14,886	29.92%
Earnings per common share:
Basic	$0.46	$0.37	$0.09
Diluted	$0.46	$0.37	$0.09
Return on average assets	1.52%	1.26%	0.26%
Return on average shareholders' equity	12.72%	9.49%	3.23%
Efficiency ratio	36.59%	42.27%	-5.68%
Noninterest expense to average assets	1.25%	1.22%	0.03%

	Nine Months Ended
	September 30,		Variance
	2022	2021	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$368,118	$312,155	$55,963	17.93%
(Provision for) recapture of credit losses	(8,100)	25,500	(33,600)	-131.76%
Noninterest income	37,524	35,000	2,524	7.21%
Noninterest expense	(162,136)	(141,807)	(20,329)	-14.34%
Income taxes	(66,149)	(66,023)	(126)	-0.19%
Net earnings	$169,257	$164,825	$4,432	2.69%
Earnings per common share:
Basic	$1.20	$1.21	$(0.01)
Diluted	$1.20	$1.21	$(0.01)
Return on average assets	1.32%	1.46%	-0.14%
Return on average shareholders' equity	10.69%	10.73%	-0.04%
Efficiency ratio	39.97%	40.85%	-0.88%
Noninterest expense to average assets	1.27%	1.25%	0.02%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
	(Dollars in thousands)
Net Income	$64,639	$59,058	$49,753	$169,257	$164,825
Add: Amortization of intangible assets	1,846	1,998	2,014	5,842	6,348
Less: Tax effect of amortization of intangible assets (1)	(546)	(591)	(595)	(1,727)	(1,877)
Tangible net income	$65,939	$60,465	$51,172	$173,372	$169,296

Average stockholders' equity	$2,016,198	$2,091,454	$2,080,238	$2,116,164	$2,054,132
Less: Average goodwill	(765,822)	(765,822)	(663,707)	(763,578)	(663,707)
Less: Average intangible assets	(24,396)	(26,381)	(28,240)	(26,308)	(30,377)
Average tangible common equity	$1,225,980	$1,299,251	$1,388,291	$1,326,278	$1,360,048

Return on average equity, annualized	12.72%	11.33%	9.49%	10.69%	10.73%
Return on average tangible common equity, annualized	21.34%	18.67%	14.62%	17.48%	16.64%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and nine months ended September 30, 2022 and 2021. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,550,602	$18,371	2.08%	$2,912,382	$9,630	1.34%
Tax-advantaged	26,047	172	3.16%	29,873	183	2.95%
Held-to-maturity securities:
Taxable	2,136,750	10,845	2.04%	970,696	4,099	1.90%
Tax-advantaged	320,297	1,989	3.05%	199,196	1,089	2.64%
Investment in FHLB stock	18,012	258	5.68%	17,688	258	5.79%
Interest-earning deposits with other institutions	633,152	3,476	2.18%	2,356,121	898	0.15%
Loans (2)	8,699,303	100,077	4.56%	7,916,443	88,390	4.43%
Total interest-earning assets	15,384,163	135,188	3.51%	14,402,399	104,547	2.92%
Total noninterest-earning assets	1,487,725			1,270,862
Total assets	$16,871,888			$15,673,261

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,849,177	$1,725	0.14%	$4,349,441	$967	0.09%
Time deposits	357,210	3	0.00%	355,535	146	0.16%
Total interest-bearing deposits	5,206,387	1,728	0.13%	4,704,976	1,113	0.09%
FHLB advances, other borrowings, and customer repurchase agreements	515,143	122	0.09%	636,397	135	0.08%
Interest-bearing liabilities	5,721,530	1,850	0.13%	5,341,373	1,248	0.09%
Noninterest-bearing deposits	9,009,962			7,991,462
Other liabilities	124,198			260,188
Stockholders' equity	2,016,198			2,080,238
Total liabilities and stockholders' equity	$16,871,888			$15,673,261

Net interest income		$133,338			$103,299

Net interest spread - tax equivalent			3.38%			2.83%
Net interest margin			3.45%			2.88%
Net interest margin - tax equivalent			3.46%			2.89%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended September 30, 2022 and 2021. The non TE rates were 2.09% and 1.52% for the three months ended September 30, 2022 and 2021, respectively.
(2)
Includes loan fees of $1.7 million and $7.5 million for the three months ended September 30, 2022 and 2021, respectively. Prepayment penalty fees of $1.7 million and $2.0 million are included in interest income for the three months ended September 30, 2022 and 2021, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Nine Months Ended September 30,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,592,033	$47,883	1.81%	$2,757,685	$27,824	1.38%
Tax-advantaged	27,950	534	3.05%	29,932	558	2.98%
Held-to-maturity securities:
Taxable	2,059,798	29,927	1.95%	804,869	10,917	1.90%
Tax-advantaged	292,552	5,284	2.94%	200,744	3,341	2.68%
Investment in FHLB stock	18,315	902	6.58%	17,688	758	5.73%
Interest-earning deposits with other institutions	1,030,806	5,712	0.74%	1,922,234	1,790	0.12%
Loans (2)	8,612,166	282,308	4.38%	8,144,105	271,911	4.46%
Total interest-earning assets	15,633,620	372,550	3.21%	13,877,257	317,099	3.09%
Total noninterest-earning assets	1,452,100			1,250,370
Total assets	$17,085,720			$15,127,627

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,939,005	$3,914	0.11%	$4,203,684	$3,263	0.10%
Time deposits	366,783	142	0.05%	388,095	1,087	0.37%
Total interest-bearing deposits	5,305,788	4,056	0.10%	4,591,779	4,350	0.13%
FHLB advances, other borrowings, and customer repurchase agreements	591,641	376	0.08%	611,684	594	0.13%
Interest-bearing liabilities	5,897,429	4,432	0.10%	5,203,463	4,944	0.13%
Noninterest-bearing deposits	8,885,637			7,646,283
Other liabilities	186,490			223,749
Stockholders' equity	2,116,164			2,054,132
Total liabilities and stockholders' equity	$17,085,720			$15,127,627

Net interest income		$368,118			$312,155

Net interest spread - tax equivalent			3.11%			2.96%
Net interest margin			3.16%			3.03%
Net interest margin - tax equivalent			3.17%			3.04%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the nine months ended September 30, 2022 and 2021. The non TE rates were 1.89% and 1.55% for the nine months ended September 30, 2022 and 2021 respectively.
(2)
Includes loan fees of $7.1 million and $23.2 million for nine months ended September 30, 2022 and 2021, respectively. Prepayment penalty fees of $6.3 million and $7.1 million are included in interest income for the nine months ended September 30, 2022 and 2021, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended September 30,
	2022 Compared to 2021
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$2,274	$5,298	$1,169	$8,741
Tax-advantaged investment securities	(24)	14	(1)	(11)
Held-to-maturity securities:
Taxable investment securities	6,059	301	386	6,746
Tax-advantaged investment securities	639	169	92	900
Investment in FHLB stock	5	(5)	-	-
Interest-earning deposits with other institutions	(657)	12,037	(8,802)	2,578
Loans	8,743	2,681	263	11,687
Total interest income	17,039	20,495	(6,893)	30,641

Interest expense:
Savings deposits	111	580	67	758
Time deposits	1	(143)	(1)	(143)
FHLB advances, other borrowings, and customer repurchase agreements	(26)	16	(3)	(13)
Total interest expense	86	453	63	602
Net interest income	$16,953	$20,042	$(6,956)	$30,039

	Comparison of Nine Months Ended September 30,
	2022 Compared to 2021
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$11,624	$11,514	$(3,079)	$20,059
Tax-advantaged investment securities	(49)	18	7	(24)
Held-to-maturity securities:
Taxable investment securities	24,504	393	(5,887)	19,010
Tax-advantaged investment securities	1,970	430	(457)	1,943
Investment in FHLB stock	36	151	(43)	144
Interest-earning deposits with other institutions	(1,110)	11,848	(6,816)	3,922
Loans	20,892	(6,612)	(3,883)	10,397
Total interest income	57,867	17,742	(20,158)	55,451

Interest expense:
Savings deposits	763	91	(203)	651
Time deposits	(80)	(1,252)	387	(945)
FHLB advances, other borrowings, and customer repurchase agreements	(26)	(271)	79	(218)
Total interest expense	657	(1,432)	263	(512)
Net interest income	$57,210	$19,174	$(20,421)	$55,963

Third Quarter of 2022 Compared to the Third Quarter of 2021

Net interest income, before provision for credit losses, of $133.3 million for the third quarter of 2022 increased $30.0 million, or 29.08%, compared to $103.3 million for the third quarter of 2021. Interest-earning assets increased on average by $981.8 million, or 6.82%, from $14.40 billion for the third quarter of 2021 to $15.38 billion for the third quarter of 2022. Our net interest margin (TE) was 3.46% for the third quarter of 2022, compared to 2.89% for the third quarter of 2021. Higher yields on average earning assets and a change in the mix of our earning assets resulted in the higher net interest margin. The 57 basis point increase in our net interest margin was primarily the result of a 59 basis point increase in earning asset yield, while maintaining our very low cost of funds that increased from 4 basis points in the third quarter of 2021 to 5 basis points in the third quarter of 2022, during a period of time when the Federal Reserve increased short-term interest rates by 300 basis points.

Total interest income was $135.2 million for the third quarter of 2022, which was $30.6 million, or 29.31%, higher than the same period of 2021. The increase in interest incomes was due to a combination of growth in average interest-earning assets of $981.8 million and a 59 basis points expansion of the earning asset yield, from 2.92% for the third quarter of 2021 to 3.51% for the third quarter of 2022. Year-over-year earning asset growth resulted from both the acquisition of Suncrest on January 7, 2022 and core loan and deposit growth over the last year. The 59 basis point increase in the average interest-earning asset yield compared to the third quarter of 2021, was impacted by higher yields on loans and investments and a change in asset mix. Funds on deposit at the Federal Reserve declined from 16.17% of earning assets during the third quarter of 2021 to 4.07% for the third quarter of 2022. Excess liquidity held at the Federal Reserve was invested into higher yielding loans and investments. Loans increased from 54.97% of average earning assets in the third quarter of 2021 to 56.55% in the third quarter of 2022. Investments increased from 28.55% of average earning assets in the third quarter of 2021 to 39.22% in the third quarter of 2022. Throughout the first nine months of 2022, we deployed some of the excess liquidity on the balance sheet into additional investment securities by purchasing approximately $1.72 billion in securities.

Total interest income and fees on loans for the third quarter of 2022 was $100.1 million, an increase of $11.7 million, or 13.22%, from the third quarter of 2021. The increase in interest income and fees on loans year-over-year was primarily due to a $782.9 million increase in average loans, which included approximately $775 million in loans acquired from Suncrest on January 7, 2022. Average loans grew by approximately $471.5 million, when Suncrest and the $463.6 million decrease in average PPP loans are excluded. Loan yields were 4.56% for the third quarter of 2022, compared to 4.43% for the third quarter of 2021. Interest and fee income from PPP loans declined by $6.9 million from $7.9 million in the third quarter of 2021. After excluding discount accretion and the impact from PPP loans ("core") loan yields grew by 28 basis points compared to the third quarter of 2021.

Interest income from investment securities was $31.4 million, an increase of $16.4 million, or 109.17%, from the third quarter of 2021. Investment income growth resulted from higher levels of investment securities as a result of purchases of investment securities funded by the growth in the Bank's deposits. Excess liquidity held at the Federal Reserve was invested into higher yielding investments, while our balance at the Federal Reserve averaged $625.7 million for the third quarter of 2022, compared to more than $2.3 billion in the third quarter of 2021. During the third quarter of 2022, we purchased approximately $197 million in investment securities, with expected yields of approximately 4.04%. With interest rates increasing during the third quarter of 2022, our tax-equivalent yield on investment securities increased from 1.54% in the third quarter of 2021 to 2.12% for the third quarter of 2022.

Interest expense of $1.9 million for the third quarter of 2022, increased $602,000, or 48.24%, compared to the third quarter of 2021. Although short-term interest rates were 300 basis points higher during the third quarter of 2022, in comparison to the prior year, the average rate paid on interest-bearing liabilities increased by 4 basis points, to 0.13% for the third quarter of 2022 from 0.09% for the third quarter of 2021. Average interest-bearing liabilities of $5.72 billion for the third quarter of 2022 grew by $380.2 million when compared to the third quarter of 2021. On average, noninterest-bearing deposits were 63.38% of our total deposits for the third quarter of 2022, compared to 62.94% for the third quarter of 2021. Although we are beginning to experience some pressure to increase deposit rates, due to the recent increases in market rates, our overall cost of funds increased by one basis point compared to the third quarter of 2021, partially due to growth in average noninterest-bearing deposits of $1.02 billion, compared to the increase in average interest-bearing deposits of $501.4 million.

Nine Months of 2022 Compared to Nine Months of 2021

Net interest income, before provision for credit losses, was $368.1 million for the nine months ended September 30, 2022, an increase of $56.0 million, or 17.93%, compared to $312.2 million for the same period of 2021. Interest-earning assets increased on average by $1.76 billion, or 12.66%, from $13.88 billion for the nine months ended September 30, 2021 to $15.63 billion for the same period in the current year. Our net interest margin (TE) was 3.17% for the first nine months of 2022, compared to 3.04% for the same period of 2021.

Interest income for the nine months ended September 30, 2022, was $372.6 million, which represented a $55.5 million, or 17.49%, increase when compared to the same period of 2021. Compared to the first nine months of 2021, average interest-earning assets increased by $1.76 billion and the yield on interest-earning assets increased by 12 basis points. Year-over-year earning asset growth resulted from both the acquisition of Suncrest on January 7, 2022, in addition to core loan and deposit growth over the last year. The 12 basis point increase in the earning asset yield over the first nine months of 2021, resulted from a 35 basis point increase in investment yield, partially offset by an 8 basis point decline in loan yields from 4.46% for the first nine months of 2021 to 4.38% for the same period of 2022, as well as a change in the mix of earning assets. Average loans as a percentage of earning assets declined from 58.69% for the first nine months of 2021 to 55.09% for the first nine months of 2022. Average investments as a percentage of earning assets increased to 38.20% for the first nine months of 2022 from 27.33% for the same period of 2021. The tax-equivalent yield on investment securities was 1.92% for the nine months ended September 30, 2022, compared to 1.57% for the same period of 2021.

Total interest income and fees on loans for the first nine months of 2022 of $282.3 million increased $10.4 million, or 3.82%, when compared to the same period of 2021. Average loans increased $468.1 million for the first nine months of 2022 when compared with the same period of 2021. After excluding discount accretion and the impact from PPP loans ("core") the core loan yield increased by two basis points compared to the first nine months of 2021. The first nine months of 2022 reflected a $4.0 million decrease in discount accretion on acquired loans when compared to the first nine months of 2021. Additionally, the PPP loans generated approximately $5.3 million in loan fee and interest income during the first nine months of 2022, compared to $26.4 million for the same period in 2021.

Interest income from investment securities of $83.6 million for the nine months ended September 30, 2022, increased $41.0 million from $42.6 million for the first nine months of 2021. This increase was the combined result of a $2.18 billion increase in average investment securities and a 35 basis point increase in the yield on securities, compared to the first nine months of 2021.

Interest expense of $4.4 million for the nine months ended September 30, 2022, decreased by $512,000 from the same period of 2021. The average rate paid on interest-bearing liabilities decreased by 3 basis points, to 0.10% for the first nine months of 2022, from 0.13% for the same period of 2021. Likewise, the rate on interest-bearing deposits for the first nine months of 2022 decreased by 3 basis points from the same period in 2021. Average interest-bearing liabilities were $694.0 million higher for the first nine months of 2022 when compared with the same period of 2021. Average interest-bearing deposits grew by $714.0 million when compared to the first nine months of 2021. Average noninterest-bearing deposits represented 62.61% of our total deposits for the nine months ended September 30, 2022, compared to 62.48% for the same period of 2021. Total cost of funds for the first nine months of 2022 was 0.04%, compared with 0.05% for the same period of 2021.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

The allowance for credit losses on loans totaled $82.6 million at September 30, 2022, compared to $65.0 million at December 31, 2021 and $65.4 million as of September 30, 2021. The third quarter of 2022 included $2.0 million in provision for credit losses, compared to $3.6 million in provision for credit losses in the second quarter of 2022. A $4.0 million recapture of provision for credit losses was recorded in the third quarter of 2021. The $2.0 million provision for credit losses in the most recent quarter was the net result of core loan growth of approximately $131.5 million from June 30, 2022 to September 30, 2022 and an increase in projected loss rates from a deteriorating economic forecast that assumes a modest recession in early 2023 and modest GDP growth through 2024, as well as lower commercial real estate values and an increase in unemployment of over 5% in both 2023 and 2024. The provision for credit losses in the third quarter of 2022 also reflects an approximately $5 million decrease in the expected loss on individually evaluated loans, which were identified as purchased credit deteriorated or PCD loans at the time of acquisition from Suncrest. The $2.0 million provision for credit losses was also impacted by net recoveries of $379,000 during the third quarter.

For the nine months ended September 30, 2022, we recorded $8.1 million in provision for credit losses, and experienced credit charge-offs of $70,000 and total recoveries of $947,000, resulting in net recoveries of $877,000. The first quarter of 2022 included the $4.9 million provision for credit losses recorded for the acquisition of the Suncrest non-PCD loans on January 7, 2022. Core loan growth from the end of 2021 to September 30, 2022, as well as forecasted deteriorations in macroeconomic variables such as GDP and the unemployment rate resulted in an additional $4.1 million provision for credit losses. For the nine months ended September 30, 2021, we recaptured $25.5 million in provision for credit losses, due to the improved outlook in our forecast of certain macroeconomic variables that were influenced by the economic impact of the pandemic and government stimulus. For the nine months ended September 30, 2021, we experienced credit charge-offs of $3.0 million and total recoveries of $168,000, resulting in net charge-offs of $2.8 million. At September 30, 2022, ACL as a percentage of total loans and leases outstanding, at amortized cost, was 0.94%, or 0.94% of total loans when excluding the $17.3 million in PPP loans. This compares to 0.82% and 0.84% at December 31, 2021, respectively. As of September 30, 2022, remaining discounts on acquired loans were $9.5 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact that the pandemic, geopolitical events in Europe, and global inflation will have on interest rates, and the overall economy and resulting impact on our customers. See “Allowance for credit Losses” under Analysis of Financial Condition herein.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,233	$4,513	$720	15.95%	$15,625	$12,667	$2,958	23.35%
Trust and investment services	2,867	2,681	186	6.94%	8,651	8,459	192	2.27%
Bankcard services	376	479	(103)	-21.50%	1,102	1,362	(260)	-19.09%
BOLI income	1,987	1,229	758	61.68%	3,939	7,093	(3,154)	-44.47%
Swap fee income	-	167	(167)	-100.00%	-	382	(382)	-100.00%
Gain on OREO, net	-	-	-	0.00%	-	477	(477)	-100.00%
Other	1,127	1,414	(287)	-20.30%	8,207	4,560	3,647	79.98%
Total noninterest income	$11,590	$10,483	$1,107	10.56%	$37,524	$35,000	$2,524	7.21%

Third Quarter of 2022 Compared to the Third Quarter of 2021

Noninterest income was $11.6 million for the third quarter of 2022, compared with $10.5 million for the third quarter of 2021. The third quarter of 2022 included a $758,000 increase in BOLI income. The $287,000 decrease in other income included a $1.1 million decline in our CRA investment income due to valuation changes, partially offset by $680,000 in the third quarter of 2022 for recovery of acquired loans charged off prior to previous acquisitions. Service charges on deposit accounts increased by $720,000 from the prior year quarter, due to the addition of customers from the Suncrest acquisition.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2022, CitizensTrust had approximately $2.6 billion in assets under management and administration, including $1.72 billion in assets under management. CitizensTrust generated fees of $2.9 million for the third quarter of 2022, compared to $2.7 million for the same period of 2021. Market conditions continue to negatively impact assets under management and trust fee income.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. The policies consist of general account, separate account, and hybrid policies. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The third quarter of 2022 included $1.8 million in death benefits that exceeded the asset value of certain BOLI policies, which was offset by a $1.0 million decline in the market value of separate account life insurance policies that are used to fund to our deferred compensation liabilities. There were no death benefits for the third quarter of 2021.

The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 9 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information). Generally speaking, our volume of interest rate swaps is impacted by the shape of the yield curve, with a relatively flat yield curve more conducive to a higher volume of swaps. There were no executed swap agreements related to new loan originations for the third quarter of 2022 and the third quarter of 2021.

Nine Months of 2022 Compared to Nine Months of 2021

The $2.5 million increase in noninterest income includes a $2.4 million in net gain on the sale of one of our properties and a $2.1 million gain from a distribution related to one of our CRA investments during the first nine months of 2022. Other income during the first nine months of 2022 also included a $1.9 million decrease in our CRA investments due to valuation changes, partially offset by $680,000 for recovery of acquired loans charged off prior to previous acquisitions. Service charges on deposit accounts increased by $3.0 million from the first nine months of 2021. BOLI income declined from the prior year period, as the first nine months of 2022 included $1.8 million in death benefits offset by more than $1 million of market value decline of separate account life insurance policies that are related to our deferred compensation plans. The first nine months of 2021 included $3.5 million in death benefits that exceeded the asset value of certain BOLI policies.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$33,233	$29,741	$3,492	11.74%	$97,442	$88,283	$9,159	10.37%
Occupancy	4,926	4,292	634	14.77%	13,957	12,655	1,302	10.29%
Equipment	853	830	23	2.77%	2,960	2,279	681	29.88%
Professional services	2,438	1,626	812	49.94%	6,788	6,042	746	12.35%
Computer software expense	3,243	3,020	223	7.38%	10,141	8,521	1,620	19.01%
Marketing and promotion	1,488	857	631	73.63%	4,584	3,381	1,203	35.58%
Amortization of intangible assets	1,846	2,014	(168)	-8.34%	5,842	6,348	(506)	-7.97%
Telecommunications expense	576	514	62	12.06%	1,646	1,592	54	3.39%
Regulatory assessments	1,368	1,226	142	11.58%	4,136	3,424	712	20.79%
Insurance	486	452	34	7.52%	1,468	1,360	108	7.94%
Loan expense	227	276	(49)	-17.75%	766	825	(59)	-7.15%
OREO expense	-	-	-	-	(3)	42	(45)	-107.14%
(Recapture of) provision for unfunded loan commitments	-	-	-	-	-	(1,000)	1,000	100.00%
Directors' expenses	342	388	(46)	-11.86%	1,071	1,156	(85)	-7.35%
Stationery and supplies	250	254	(4)	-1.57%	716	739	(23)	-3.11%
Acquisition related expenses	-	809	(809)	-100.00%	6,013	809	5,204	643.26%
Other	1,751	1,800	(49)	-2.72%	4,609	5,351	(742)	-13.87%
Total noninterest expense	$53,027	$48,099	$4,928	10.25%	$162,136	$141,807	$20,329	14.34%

Noninterest expense to average assets	1.25%	1.22%			1.27%	1.25%
Efficiency ratio (1)	36.59%	42.27%			39.97%	40.85%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.25% for the third quarter of 2022, compared to 1.22% for the third quarter of 2021.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 36.59% for the third quarter of 2022, compared to 42.27% for the third quarter of 2021.

Third Quarter of 2022 Compared to the Third Quarter of 2021

Noninterest expense of $53.0 million for the third quarter of 2022 was $4.9 million, or 10.25% higher than the third quarter of 2021. The $4.9 million increase year-over-year was primarily the result of expense growth associated with the acquisition of Suncrest Bank. The $3.5 million increase in salaries and employee benefits included the impact of adding associates from Suncrest, as well as salary increases and increased expense for stock grants. Occupancy and equipment expense growth of $657,000 was primarily due to the addition of seven banking centers resulting from the acquisition of Suncrest at the beginning of 2022, two of which were consolidated at the end of the second quarter. There was no acquisition expense related to the merger of Suncrest for the third quarter of 2022, compared to $809,000 for the third quarter of 2021. With the pandemic receding, marketing expenses grew by $631,000 over the third quarter of 2021. Professional service expense was $812,000 higher in the third quarter of 2022 compared to the third quarter of 2021, primarily due to more than $500,000 in higher consulting costs supporting system upgrades and new technology implementations and a $250,000 increase in employee recruiting fees.

Nine Months of 2022 Compared to Nine Months of 2021

Noninterest expense of $162.1 million for the first nine months of 2022 was $20.3 million higher than the prior year period. The year-over-year increase included a $9.2 million increase in salaries and employee benefits, which included additional compensation related expenses for the newly hired and former Suncrest associates. Occupancy and equipment increased by $2.0 million due to the addition of seven banking centers resulting from the acquisition of Suncrest, two of which were consolidated at the end of the second quarter. Acquisition expense related to the merger of Suncrest was $6.0 million for the first nine months of 2022. The increase in software expense of $1.6 million, included costs associated with the continued use of Suncrest's legacy banking systems, prior to conversions, as well as continued investments in technology. The year-over-year increase also included a $1.0 million recapture of provision for unfunded loan commitments for the nine months ended September 30, 2021. The increase in marketing and promotion expense compared to the first nine months of 2021 was primarily due to the impact that the COVID-19 pandemic had on marketing and promotional events in 2021. As a percentage of average assets, noninterest expense was 1.27% for the nine months ended September 30, 2022, compared to 1.25% for the same period of 2021. If acquisition expense is excluded, noninterest expense as a percentage of average assets was 1.22% for the first nine months of 2022. For the nine months ended September 30, 2022, the efficiency ratio was 39.97%, compared to 40.85% for the same period of 2021. Excluding acquisition expense, the efficiency ratio was 38.49% for the nine months ended September 30, 2022.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 28.10%, compared to 28.60% for the three and nine months ended September 30, 2021, respectively. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $16.35 billion at September 30, 2022 increased by $465.6 million, or 2.93%, from total assets of $15.88 billion at December 31, 2021. Interest-earning assets of $14.81 billion at September 30, 2022 increased by $127.6 million, or 0.87%, when compared with $14.68 billion at December 31, 2021. The increase in interest-earning assets was primarily due to a $769.9 million increase in investment securities and an $886.4 million increase in total loans, partially offset by a $1.51 billion decrease in interest-earning balances due from the Federal Reserve.

On January 7, 2022, we completed the acquisition of Suncrest with approximately $1.38 billion in total assets, acquired at fair value, and seven banking centers. The increase in total assets at September 30, 2022 included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in bank-owned life insurance. The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit intangibles. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration.

Total liabilities were $14.47 billion at September 30, 2022, an increase of $668.2 million, or 4.84%, from total liabilities of $13.80 billion at December 31, 2021. Total deposits grew by $896.0 million, or 6.90%. Total equity decreased $202.6 million, or 9.73%, to $1.88 billion at September 30, 2022, compared to total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for issuance of 8.6 million shares to acquire Suncrest and $169.3 million in net earnings. Decreases included $80.2 million in cash dividends and a $379.5 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2022, total investment securities were $5.88 billion. This represented an increase of $769.9 million, or 15.07%, from $5.11 billion at December 31, 2021. The increase in investment securities was primarily due to new securities purchased exceeding cash outflow from the portfolio in the first nine months of 2022. At September 30, 2022, investment securities HTM totaled $2.56 billion. At September 30, 2022, our AFS investment securities totaled $3.32 billion, inclusive of a pre-tax net unrealized loss of $540.4 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $380.6 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the nine months ended September 30, 2022 and 2021, repayments/maturities of investment securities totaled $523.9 million and $712.3 million, respectively. We deployed some of our excess liquidity into additional securities by purchasing $1.72 billion in new investment securities with yields on average of approximately 2.92%, and $2.44 billion for the nine months ended September 30, 2022 and 2021, respectively. During the third quarter of 2022, we purchased approximately $14.9 million of AFS securities with an average expected yield of approximately 4% and $182.2 million of HTM securities with an average expected yield of approximately 4%. The first nine months of 2022, included purchases of $1.09 billion in new AFS securities with an expected tax equivalent yield of approximately 2.70% and $631.2 million in new HTM securities with an expected tax equivalent yield of approximately 3.29%. There were no investment securities sold during the third quarter of 2022 and 2021.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,288,484	$30	$(448,585)	$2,839,929	85.49%
CMO/REMIC	545,638	-	(89,248)	456,390	13.74%
Municipal bonds	27,140	47	(2,636)	24,551	0.74%
Other securities	954	-	-	954	0.03%
Total available-for-sale securities	$3,862,216	$77	$(540,469)	$3,321,824	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$555,777	$-	$(113,547)	$442,230	21.73%
Mortgage-backed securities	718,908	-	(111,359)	607,549	28.10%
CMO/REMIC	839,971	-	(117,948)	722,023	32.84%
Municipal bonds	443,266	8	(64,088)	379,186	17.33%
Total held-to-maturity securities	$2,557,922	$8	$(406,942)	$2,150,988	100.00%

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,553,246	$25,873	$(15,905)	$2,563,214	80.50%
CMO/REMIC	602,555	1,586	(13,983)	590,158	18.53%
Municipal bonds	28,365	1,103	-	29,468	0.93%
Other securities	1,083	-	-	1,083	0.04%
Total available-for-sale securities	$3,185,249	$28,562	$(29,888)	$3,183,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$576,899	$5,907	$(7,312)	$575,494	29.95%
Mortgage-backed securities	647,390	4,109	(6,106)	645,393	33.61%
CMO/REMIC	490,670	596	(5,030)	486,236	25.48%
Municipal bonds	211,011	4,714	(1,155)	214,570	10.96%
Total held-to-maturity securities	$1,925,970	$15,326	$(19,603)	$1,921,693	100.00%

As of September 30, 2022, approximately $39.7 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,889,658	$(248,476)	$948,800	$(200,109)	$2,838,458	$(448,585)
CMO/REMIC	59,884	(4,693)	396,503	(84,555)	456,387	(89,248)
Municipal bonds	23,057	(2,636)	-	-	23,057	(2,636)
Total available-for-sale securities	$1,972,599	$(255,805)	$1,345,303	$(284,664)	$3,317,902	$(540,469)
Investment securities held-to-maturity:
Government agency/GSE	$187,453	$(39,548)	$254,777	$(73,999)	$442,230	$(113,547)
Mortgage-backed securities	505,153	(86,409)	102,395	(24,950)	607,548	(111,359)
CMO/REMIC	624,470	(97,023)	97,553	(20,925)	722,023	(117,948)
Municipal bonds	314,186	(49,463)	51,016	(14,625)	365,202	(64,088)
Total held-to-maturity securities	$1,631,262	$(272,443)	$505,741	$(134,499)	$2,137,003	$(406,942)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	-	-	-	-	-	-
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of September 30, 2022 and December 31, 2021.

Refer to Note 5 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.77 billion at September 30, 2022 increased by $886.4 million, or 11.24%, from December 31, 2021. The increase in total loans included $774.5 million of loans acquired from Suncrest in the first quarter of 2022. Dairy & livestock loans decreased $87.0 million, the majority of which were seasonal declines. After adjusting for acquired loans, seasonality and forgiveness of PPP loans, our core loans grew by $407.8 million, or 5.55%, from the end of 2021, or approximately 7% annualized from December 31, 2021. The $407.8 million core loan growth included $314.7 million in commercial real estate loans, $54.7 million in commercial and industrial loans, $22.7 million in SFR mortgage loans, $13.4 million in municipal lease financings, $8.4 million in agribusiness loans, and $8.4 million in consumer and other loans, partially offset by decreases of $12.0 million in SBA loans, and $2.5 million in construction loans.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	September 30, 2022	December 31, 2021
	(Dollars in thousands)

Commercial real estate	$6,685,245	$5,789,730
Construction	76,495	62,264
SBA	296,664	288,600
SBA - Paycheck Protection Program (PPP)	17,348	186,585
Commercial and industrial	952,231	813,063
Dairy & livestock and agribusiness	323,105	386,219
Municipal lease finance receivables	76,656	45,933
SFR mortgage	263,646	240,654
Consumer and other loans	82,746	74,665
Total loans, at amortized cost	8,774,136	7,887,713
Less: Allowance for credit losses	(82,601)	(65,019)
Total loans and lease finance receivables, net	$8,691,535	$7,822,694

As of September 30, 2022, $486.4 million, or 7.28% of the total commercial real estate loans included loans secured by farmland, compared to $364.4 million, or 6.29%, at December 31, 2021. The loans secured by farmland included $136.9 million for loans secured by dairy & livestock land and $349.5 million for loans secured by agricultural land at September 30, 2022, compared to $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021. As of September 30, 2022, dairy & livestock and agribusiness loans of $323.1 million were comprised of $264.7 million for dairy & livestock loans and $58.4 million for agribusiness loans. This compares to $34.5 of agribusiness loans included in the $386.2 million dairy & livestock and agribusiness loans as of December 31, 2021.

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

As of September 30, 2022, the Company had $212.1 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2022, the Company had $84.6 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we originated approximately 4,100 PPP loans totaling $1.10 billion in round one and originated approximately 1,900 PPP loans totaling $420 million in round two. As of September 30, 2022, the remaining outstanding balance of PPP loans totaled $17.3 million.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of September 30, 2022.

	September 30, 2022
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,312,170	37.8%	$2,381,808	35.6%
Central Valley and Sacramento	2,082,727	23.7%	1,668,306	25.0%
Orange County	1,055,129	12.0%	686,981	10.3%
Inland Empire	1,016,727	11.6%	878,835	13.2%
Central Coast	468,992	5.4%	389,884	5.8%
San Diego	326,839	3.7%	304,019	4.5%
Other California	167,264	1.9%	86,089	1.3%
Out of State	344,288	3.9%	289,323	4.3%
	$8,774,136	100.0%	$6,685,245	100.0%

The table below breaks down our commercial real estate portfolio.

	September 30, 2022
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,210,181	33.1%	49.4%	$1,555
Office	1,109,426	16.6%	23.4%	1,653
Retail	953,097	14.2%	10.3%	1,640
Multi-family	767,651	11.5%	0.8%	1,493
Secured by farmland (2)	486,395	7.3%	98.8%	1,394
Medical	344,057	5.1%	34.9%	1,564
Other (3)	814,438	12.2%	47.0%	1,460
Total commercial real estate	$6,685,245	100.0%	36.5%	$1,550

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $136.9 million for loans secured by dairy & livestock land and $349.5 million for loans secured by agricultural land at September 30, 2022.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans at September 30, 2022.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$10,117	$6,893
Loans past due 90 days or more and still accruing interest	-	-
Nonperforming troubled debt restructured loans (TDRs)	-	-
Total nonperforming loans	10,117	6,893
OREO, net	-	-
Total nonperforming assets	$10,117	$6,893
Performing TDRs	$5,828	$5,293

Total nonperforming loans and performing TDRs	$15,945	$12,186

Percentage of nonperforming loans and performing TDRs to total loans, at amortized cost	0.18%	0.15%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.12%	0.09%
Percentage of nonperforming assets to total assets	0.06%	0.04%

Troubled Debt Restructurings (“TDRs”)

Total TDRs were $5.8 million at September 30, 2022, compared to $5.3 million at December 31, 2021. At September 30, 2022, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.

The following table provides a summary of TDRs as of the dates presented.

	September 30, 2022		December 31, 2021
	Balance	Number of Loans	Balance	Number of Loans
(Dollars in thousands)
Performing TDRs:
Commercial real estate	$-	-	$2,394	1
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	4,831	4	1,885	3
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	997	5	1,014	5
Consumer and other	-	-	-	-
Total performing TDRs	$5,828	9	$5,293	9

Nonperforming TDRs:
Commercial real estate	$-	-	$-	-
Construction	-	-	-	-
SBA	-	-	-	-
Commercial and industrial	-	-	-	-
Dairy & livestock and agribusiness	-	-	-	-
SFR mortgage	-	-	-	-
Consumer and other	-	-	-	-
Total nonperforming TDRs	$-	-	$-	-
Total TDRs	$5,828	9	$5,293	9

At September 30, 2022 and December 31, 2021, there was no ACL allocated to TDRs. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on TDRs for the nine months ended September 30, 2022 and 2021.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022	2022	2021	2021
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$6,705	$6,843	$7,055	$3,607	$4,073
Construction	-	-	-	-	-
SBA	1,065	1,075	1,575	1,034	1,513
SBA - PPP	-	-	2	-	-
Commercial and industrial	1,308	1,655	1,771	1,714	2,038
Dairy & livestock and agribusiness	1,007	3,354	2,655	-	118
SFR mortgage	-	-	167	380	399
Consumer and other loans	32	37	40	158	305
Total	$10,117	$12,964	$13,265	$6,893	$8,446
% of Total loans	0.12%	0.15%	0.15%	0.09%	0.11%

Past due 30-89 days:
Commercial real estate	$-	$559	$565	$438	$-
Construction	-	-	-	-	-
SBA	-	-	549	979	-
Commercial and industrial	-	-	6	-	122
Dairy & livestock and agribusiness	-	-	1,099	-	1,000
SFR mortgage	-	-	403	1,040	-
Consumer and other loans	-	-	-	-	-
Total	$-	$559	$2,622	$2,457	$1,122
% of Total loans	0.00%	0.01%	0.03%	0.03%	0.01%

OREO:
Commercial real estate	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
SFR mortgage	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Total nonperforming, past due, and OREO	$10,117	$13,253	$15,887	$9,350	$9,568
% of Total loans	0.12%	0.16%	0.18%	0.12%	0.12%

Classified Loans	$63,651	$76,170	$64,108	$56,102	$49,755

Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $10.1 million at September 30, 2022, or 0.12% of total loans. This compares to nonperforming loans of $6.9 million, or 0.09% of total loans, at December 31, 2021 and $8.4 million, or 0.11% of total loans, at September 30, 2021. Of the $10.1 million in nonperforming loans, $4.1 million were commercial real estate loans acquired from Suncrest. Classified loans are loans that are graded “substandard” or worse. Classified loans of $63.7 million increased $7.5 million from December 31, 2021. Total classified loans at September 30, 2022 included $14.4 million of classified loans acquired from Suncrest, of which $10.9 million were commercial real estate loans. Excluding the $14.4 million of acquired classified Suncrest loans, classified loans decreased $6.8 million from December 31, 2021 and included a $5.1 million decrease in classified SBA loans, a $3.3 million decrease in classified commercial real estate loans, and a $2.6 million decrease in classified commercial and industrial loans, partially offset by a $4.5 million increase in classified dairy & livestock and agribusiness loans.

At September 30, 2022, December 31, 2021, and September 30, 2021 we had no OREO properties. There were no additions to OREO properties for the nine months ended September 30, 2022.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3—Summary of Significant Accounting Policies of the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The allowance for credit losses totaled $82.6 million as of September 30, 2022, compared to $65.0 million as of December 31, 2021 and $65.4 million as of September 30, 2021. Our allowance for credit losses at September 30, 2022 was 0.94%, or 0.94% of total loans when excluding the $17.3 million in PPP loans. The ACL increased by $17.6 million in September 30, 2022 compared to December 31, 2021, including $8.6 million for the acquired Suncrest PCD loans and an $8.1 million provision for credit losses for the first nine months of 2022. Net recoveries were $877,000 for the nine months ended September 30, 2022, which compares to $2.8 million in net charge-offs for the same period of 2021.

The allowance for credit losses as of September 30, 2022 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Paycheck Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of September 30, 2022, the resulting forecast included a higher weighting for the stagflation scenario due to continued inflationary pressures observed in the economy. Our weighted forecast at September 30, 2022 assumes GDP will increase by 0.4% for 2023, 1.6% in 2024, and then grow by 2.5% in 2025. The unemployment rate is forecasted to be 5% in 2023, 5.3% in 2024 and then decline to 5.1% in 2025. As of December 31, 2021, our weighted forecast assumed GDP would increase by 2.7% in 2022, 2.0% for 2023 and then grow by 3% in 2024. The forecast at the end of 2021 expected the unemployment rate to be 5.2% in 2022, 5.4% in 2023 and then decline to 4.8% in 2024. Management believes that the ACL was appropriate at September 30, 2022 and December 31, 2021. With continued inflationary pressures and changes in monetary policies, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Nine Months Ended
	September 30,
	2022	2021
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$65,019	$93,692
Charge-offs:
Commercial real estate	-	-
Construction	-	-
SBA	-	-
Commercial and industrial	(66)	(2,985)
Dairy & livestock and agribusiness	-	-
SFR mortgage	-	-
Consumer and other loans	(4)	(11)
Total charge-offs	(70)	(2,996)
Recoveries:
Commercial real estate	-	-
Construction	9	55
SBA	99	13
Commercial and industrial	456	10
Dairy & livestock and agribusiness	383	-
SFR mortgage	-	79
Consumer and other loans	-	11
Total recoveries	947	168
Net (charge-offs) recoveries	877	(2,828)
Initial ACL for PCD loans at acquisition	8,605	-
Provision recorded at acquisition	4,932	-
Provision (recapture of) for credit losses	3,168	-
Allowance for credit losses at end of period	$82,601	$65,364

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,000	$9,000
(Recapture of) provision for unfunded loan commitments	-	(1,000)
Reserve for unfunded loan commitments at end of period	$8,000	$8,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.43%	0.46%

Amount of total loans at end of period (1)	$8,774,136	$7,849,520
Average total loans outstanding (1)	$8,612,166	$8,144,105

Net recoveries (charge-offs) to average total loans	0.010%	-0.035%
Net recoveries (charge-offs) to total loans at end of period	0.010%	-0.036%
Allowance for credit losses to average total loans	0.96%	0.80%
Allowance for credit losses to total loans at end of period	0.94%	0.83%
Net recoveries (charge-offs) to allowance for credit losses	1.06%	-4.33%
Net recoveries (charge-offs) to provision for (recapture of) credit losses	10.83%	11.09%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $8.0 million for our off-balance sheet credit exposures as of September 30, 2022, compared to $8.0 million as of December 31, 2021 and September 30, 2021. The second quarter of 2021 included $1.0 million in recapture of provision for unfunded loan commitments.

While we believe that the allowance at September 30, 2022 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $13.87 billion at September 30, 2022. This represented an increase of $896.0 million, or 6.90%, over total deposits of $12.98 billion at December 31, 2021. The composition of deposits is summarized as of the dates presented in the table below.

	September 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$8,764,556	63.18%	$8,104,056	62.45%
Interest-bearing deposits
Investment checking	751,618	5.42%	655,333	5.05%
Money market	3,382,489	24.38%	3,342,531	25.76%
Savings	609,042	4.39%	546,840	4.21%
Time deposits	364,694	2.63%	327,682	2.53%
Total Deposits	$13,872,399	100.00%	$12,976,442	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $8.76 billion at September 30, 2022, representing an increase of $660.5 million, or 8.15%, from noninterest-bearing deposits of $8.10 billion at December 31, 2021. Noninterest-bearing deposits represented 63.18% of total deposits at September 30, 2022, compared to 62.45% of total deposits at December 31, 2021.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.74 billion at September 30, 2022, representing an increase of $198.4 million, or 4.37%, from savings deposits of $4.54 billion at December 31, 2021.

Time deposits totaled $364.7 million at September 30, 2022, representing an increase of $37.0 million, or 11.30%, from total time deposits of $327.7 million for December 31, 2021.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2022, and December 31, 2021, total funds borrowed under these agreements were $467.8 million and $642.4 million, respectively, with a weighted average interest rate of 0.09% and 0.08%, respectively.

On June 15, 2021, we redeemed our junior subordinated debentures of $25.8 million, representing the amounts that are due from the Company to CVB Statutory Trust III, which had a borrowing cost of approximately 1.60%. The debentures and the Trust Preferred Securities had an original maturity date of 2036. The interest rate on these debentures were three-month LIBOR plus 1.38%.

At September 30, 2022, $4.33 billion of loans and $2.31 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, short and long-term borrowing lines of credit, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of September 30, 2022.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$13,872,399	$13,836,839	$27,809	$7,491	$260
Customer repurchase agreements (1)	467,844	467,844	-	-	-
Deferred compensation	21,898	757	1,149	1,152	18,840
Operating leases	26,636	7,139	11,326	7,001	1,170
Affordable housing investment	6,129	1,434	4,478	28	189
Total	$14,394,906	$14,314,013	$44,762	$15,672	$20,459

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at September 30, 2022.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$435,675	$68,321	$159,066	$164,539	$43,749
Construction	60,141	43,157	13,507	-	3,477
SBA	509	99	-	-	410
SBA - PPP	-	-	-	-	-
Commercial and industrial	918,218	729,188	127,282	10,027	51,721
Dairy & livestock and agribusiness (1)	283,936	195,089	88,846	1	-
SFR Mortgage	5,178	2,500	-	-	2,678
Consumer and other loans	117,874	11,352	9,517	3,989	93,016
Total commitment to extend credit	1,821,531	1,049,706	398,218	178,556	195,051
Obligations under letters of credit	47,358	17,446	29,894	-	18
Total	$1,868,889	$1,067,152	$428,112	$178,556	$195,069

(1)
Total commitments to extend credit to agribusiness were $33.2 million at September 30, 2022.

As of September 30, 2022, we had commitments to extend credit of approximately $1.82 billion, and obligations under letters of credit of $47.4 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. There was no provision or recapture of provision for unfunded loan commitments for the three and nine months ended September 30, 2022, compared to no provision or recapture of provision for unfunded loan commitments for the three months ended September 30, 2021 and a $1.0 million recapture of provision for unfunded loan commitments for the nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, the balance in this reserve was $8.0 million and was included in other liabilities.

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

Total equity decreased $202.6 million, or 9.73%, to $1.88 billion at September 30, 2022, compared to total equity of $2.08 billion at December 31, 2021. Increases to equity included $197.1 million for issuance of 8.6 million shares to acquire Suncrest and $169.3 million in net earnings. Decreases included $80.2 million in cash dividends and a $379.5 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. Our tangible book value per share at September 30, 2022 was $7.79.

During the third quarter of 2022, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to declare dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buyback arrangements, including open market purchases and private transactions. We completed the execution of the $70 million accelerated stock repurchase program in the second quarter of 2022, and retired a total of 2,993,551 shares of common stock at an average price of $23.38. During the nine month period we also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. As of September 30, 2022, we had 5,091,859 shares of CVB common stock available for repurchase under the 2022 Repurchase Program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2022, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

At September 30, 2022 the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				September 30, 2022		December 31, 2021
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.08%	8.81%	9.18%	8.90%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	13.49%	13.09%	14.86%	14.41%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	13.49%	13.09%	14.86%	14.41%
Total risk-based capital ratio	8.00%	10.50%	10.00%	14.31%	13.91%	15.63%	15.18%

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

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $13.87 billion at September 30, 2022 increased $896.0 million, or 6.90%, over total deposits of $12.98 billion at December 31, 2021. This deposit growth was primarily due to our customers maintaining greater liquidity.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. Our balance sheet has significant liquidity and our assets are funded almost entirely with core deposits. Furthermore, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. The sale of investment securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets. At September 30, 2022, the Bank had no borrowings.

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

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2022 and 2021. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)

Average cash and cash equivalents	$1,205,065	$2,045,021
Percentage of total average assets	7.05%	13.52%

Net cash provided by operating activities	$202,846	$136,580
Net cash used in investing activities	(962,037)	(835,890)
Net cash (used in) provided by financing activities	(654,818)	1,302,513
Net (decrease) increase in cash and cash equivalents	$(1,414,009)	$603,203

Average cash and cash equivalents decreased by $840.0 million, or 41.07%, to $1.21 billion for the nine months ended September 30, 2022, compared to $2.05 billion for the same period of 2021.

At September 30, 2022, cash and cash equivalents totaled $318.5 million. This represented a decrease of $2.24 billion, or 87.56%, from $2.56 billion at September 30, 2021.

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

	Estimated Net Interest Income Sensitivity (1)
	September 30, 2022				December 31, 2021
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario		12-month Period	24-month Period (Cumulative)

+ 200 basis points	3.11%	5.85%	+ 200 basis points		9.85%	16.84%
- 200 basis points	-5.64%	-10.75%	- 100 basis points	(2)	-4.30%	-4.99%

(1)
Percentage change from base scenario.
(2)
Policy at December 31, 2021.

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At September 30, 2022 and December 31, 2021, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	September 30, 2022	December 31, 2021

200 bp decrease in interest rates	-13.5%	N/A
100 bp decrease in interest rates	-5.0%	-14.1%
100 bp increase in interest rates	0.8%	5.3%
200 bp increase in interest rates	2.2%	11.8%
300 bp increase in interest rates	4.6%	13.6%
400 bp increase in interest rates	6.9%	16.8%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we had not entered into any futures, forwards, or option contracts. LIBOR is expected to be completely phased out by 2023, as such the Company continues to assess the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable or adjustable rate loans and interest rate swap derivatives that are indexed to LIBOR. The Bank will use multiple alternative indices as replacements for LIBOR. For further quantitative and qualitative disclosures about market risks in our portfolio, see Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended September 30, 2022, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits, threatened lawsuits and investigations in the ordinary and non-ordinary course of business. From time to time, such lawsuits, threatened lawsuits and investigations may include, but are not limited to, actions involving securities-related claims and litigation, mergers and acquisitions litigation, employment disputes, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy or cybersecurity claims, check, wire and ACH presentment and fraud claims, lender liability claims, and negligence claims, some of which may be styled as “class action,” "derivative action" or other representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

For lawsuits or enforcement actions where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of inherent uncertainties in judicial or regulatory interpretation and application of a myriad of laws and regulations applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit or enforcement action, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff or agency might successfully prove if the Company were found to be liable. For lawsuits, threatened lawsuits or enforcement actions where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.

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

We do not presently believe that the ultimate resolution of any lawsuits or other actions currently pending against the Company will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We are subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years. Consumer price inflation remains elevated in the U.S., as well as globally. U.S. GDP grew modestly in the third quarter, after two quarters of declines. Labor force demand remains strong and the labor market continues to be very tight. The global economic impact from the geopolitical events in Europe that is contributing to rising energy and commodity prices, as well as on-going supply chain disruptions continue to contribute to inflationary pressures. As a result of inflationary pressures, interest rates have risen throughout 2022. The Federal Reserve’s Open market Committee (“FOMC”) raised the target range for the federal funds rate an additional 0.75% to 3.25% on September 21, 2022, resulting in a 3.00% cumulative year-to-date increase in the Federal Funds rate. The

Federal Reserve also announced that it will continue to reduce its holdings of Treasury and Mortgage-Backed securities. These recent increases in prevailing interest rates and the expectation that further increases are likely will impact both our customers and many aspects of our business. Higher interest rates will not only impact the interest we receive on loans and investment securities, the fair market values of such loans and investment securities, and the amount of interest we pay our depositors, but could also impact our ability to grow loans and deposits. Rising interest rates, higher commodity prices, supply chain issues and an overall slowdown in economic growth could also negatively impact our customers and our overall asset quality.

The occurrence of fraudulent activity, breaches or failures of information security controls or cybersecurity-related incidents to either our information systems or information systems provided by third party vendors could have a material adverse effect on our business, financial condition and results of operations

As a financial institution, we are susceptible to fraudulent activity, information security breaches and other cybersecurity-related incidents and attacks that may be committed against us, our customers or our key vendors and business partners, which in turn may result in financial losses or increased costs to us, our customers, or our key vendors and business partners, disclosure or misuse of our information or our customer information, theft or misappropriation of assets (including bank or customer funds), privacy breaches against us or our customers, litigation, regulatory enforcement action, and damage to our reputation. The U.S. government has warned financial institutions of the potential increase in the frequency and severity of malicious cyber-attacks and other activities involving critical infrastructure, specifically including the financial sector, and has encouraged the banking sector to enhance cyber-defenses, and these risks have increased in connection with the current conflict in Europe initiated by Russia against Ukraine. While CBB has taken measures to protect its own and customer funds and confidential information against cyber-attacks, as well as other malicious activities, there can be no assurance that such measures will be successful in thwarting such attacks and activities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buyback arrangements, including open market purchases and private transactions. During the first half of 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million.

The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

July 1 - 31, 2022	232,053	$23.88	5,091,859
August 1 - 31, 2022	-	$-	-
September 1 - 30, 2022	-	$-	-
Total	232,053	$23.40	5,091,859

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Amended and Restated Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated July 20, 2022.† (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan
(1)	Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 21, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: November 9, 2022

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)