Form 10-K
period 2022-12-31
CVB FINANCIAL CORP
filed 2023-02-28
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,287,734,464.

Number of shares of common stock of the registrant outstanding as of February 10, 2023: 139,506,834

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2022	Part III of Form 10-K

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, California

CVB FINANCIAL CORP.

2022 ANNUAL REPORT ON FORM 10-K

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

General risks and uncertainties include, but are not limited to, the following: changes in the U.S. economy in general and in the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, compliance and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the transition away from USD LIBOR and uncertainties regarding potential alternative reference rates, including SOFR; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of securities held by us; possible impairment charges to goodwill; changes in business or consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services, including alternative forms of payment or currency that could result in the disintermediation of traditional banks; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, such as the COVID-19 pandemic, and their effects on the economic, business and regulatory environments in which we operate, including on our credit quality and business operations, and on our customers, employees and managers, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the costs of defending against them, including the costs of compliance with existing and potential legislation to combat cybersecurity and fraud threats at a state, national, or global level; our ability to remain in compliance with federal and state laws and regulations involving customer and employee privacy; our ability to recruit and retain key executives, board members and other managers and employees, and changes in employment laws and regulations; unanticipated or ongoing regulatory or legal proceedings; and our ability to manage the risks involved in the foregoing.

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

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2022, the Company had $16.48 billion in total consolidated assets, $8.99 billion in net loans, $12.84 billion in deposits, and $1.95 billion in shareholders’ equity.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2022, the Bank had $16.47 billion in assets, $8.99 billion in net loans, $12.88 billion in deposits, and $1.93 billion in total equity.

As of December 31, 2022, the Bank had 62 Banking Centers (“Centers”) located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California.

On January 7, 2022 we completed the acquisition of Suncrest Bank ("Suncrest"), in Visalia, California with approximately $1.4 billion in total assets, acquired at fair value. Total assets at the time of the acquisition, included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in Bank-Owned Life Insurance ("BOLI"). The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit premium. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration. The total fair value of liabilities assumed included $1.2 billion in total deposits. In connection with the acquisition, the Bank acquired seven Centers and two loan production offices in California’s Central Valley and the Sacramento area. Of the seven acquired centers, two centers, that were each within two miles of the Bank's existing centers, were consolidated into existing Citizens Business Bank centers during the second quarter of 2022. Refer to Note 4 – Business Combinations of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

We also have four trust offices located in Ontario, Newport Beach, Pasadena, and Bakersfield. These offices serve as sales offices for the Bank’s wealth management, trust and investment products.

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

We provide a full complement of lending products, including commercial, agribusiness, consumer, SBA loans, real estate loans, construction loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide bank qualified lease financing for municipal governments. Commercial real estate and construction loans are secured by a range of property types and include both owner-occupied and investor owned properties. We also offer borrowers the ability to enter into interest rate swaps. Financing products for consumers include automobile leasing and financing, lines of credit, credit cards, home mortgages, and home equity loans and lines of credit.

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

Human Capital

We employed 1,072 associates as of December 31, 2022. This was a 5.6% increase from 1,015 associates at December 31, 2021. Our Code of Personal and Business Conduct and Ethics (“Code”) addresses both business and social relationships that may present legal and ethical concerns and also sets forth a code of conduct to guide the members of the Board of Directors and associates. Our associates acknowledge annually they have read and understood their responsibility to conduct business in accordance with the highest ethical standards in order to merit and maintain the confidence and trust of our customers and the public in general.

The Company promotes Five Core Values that we believe provides a continuing commitment and direction to our business activities and our underlying culture. These core values are fundamental to the Company’s performance and strategy.

Our Five Core Values are:

1) Financial Strength;

2) Superior People;

3) Customer Focus;

4) Cost-Effective Operation; and

5) Having Fun.

The Company’s Citizens Experience Service Awards and Recognition Program resulted in 439 nominations of associates who were recognized for exemplifying our Five Core Values in 2022, representing an 11% increase over 2021. Of those nominations, 280 received service awards. In addition, the Company has a long held tradition of an annual awards program that recognizes outstanding job performance. In December of 2022, we held our annual awards ceremony that recognized 38 associates, who stood out for their commitment to our high standards of performance.

The Company is committed to supporting the physical and financial wellness of our associates and their families. We offer a comprehensive set of health insurance and retirement benefits, as well as wellness programs and resources. As of December 2022, 68% of our associates were enrolled in our medical insurance plans and 65% of our associates participated in at least one wellness activity during 2022. The Company makes an annual 401(k) retirement contribution to all eligible associates, which includes a profit sharing component. For 2022, the combined Company 401(k) contribution was 6% of associate’s eligible salary. In addition, 93% of our associates made individual participant contributions to the 401(k) plan during 2022.

Recruiting, training and development, and retention of key associates is vital to the Company’s strategy and success. The Company promotes leadership and associate development through various programs, including succession planning, top talent program, and leadership essentials training. At December 31, 2022, we had approximately 137 positions within the Company designated as “leadership” positions. This represents approximately 13% of our total associates. The average tenure at the Company among our leadership group at the end of 2022 was greater than 10 years. In 2022, turnover among our leadership group was 9% and during the year we promoted 4 associates and hired 10 new associates into our leadership group.

The Company’s Diversity and Inclusion Program is designed to invest in the professional development of our associates and values an inclusive and diverse workplace. We strive to reward talent, with a commitment to equal opportunity. Oversight is provided by the Company’s Diversity and Inclusion Committee, which is guided by our Diversity and Inclusion Policy. The Policy provides a framework which we use to create and strengthen our diversity policies and practices, including our organizational commitment to diversity, positive workforce and employment practices, sound procurement and business practices, and practices to promote transparency of organizational diversity and inclusion. The Diversity and Inclusion Committee is co-chaired by our Chief Operating Officer and Human Resources Director and includes our Chief Financial Officer, Chief Risk Officer, and General Counsel. In 2021, the Company launched a Diversity, Engagement, and Inclusion ("DEI") Council to continue our commitment to fostering, cultivating, and preserving a culture of diversity and inclusion. The DEI Council is led by our Director of Human Resources and the Associate Engagement Manager, as well as an additional member of our Senior Leadership team. Members of the Council represent a cross section of our associates across numerous departments. The DEI Council discusses ways to encourage diversity and inclusion among associates and serve as ambassadors when it comes to implementing our Core Values regarding diversity and inclusion. We monitor progress in enhancing diversity throughout our organization, including the percentage of our total associates who are female and racially or ethnically diverse. Our Human Resources Director provides updates on our progress to the Board of Directors on a regular basis. The following represents the Company’s diversity at December 31, 2022:

In addition, 38% of our Board of Directors are female or ethnically diverse.

The Board of Directors oversees executive compensation, as well as the Company’s compensation and benefit plans, through the Board’s Compensation Committee. The Management Compensation Compliance Committee, under the direction of the Compensation Committee, identifies, assesses, and manages exposure to and compliance with applicable compensation laws, regulations, and other related issues. In general, the Management Compensation Compliance Committee is responsible for ensuring that the Company has designed and implemented risk management processes that (1) evaluate the nature of inherent risks in compensation programs; (2) are consistent with the Company’s strategic plan; and (3) foster a culture of risk-awareness and risk-adjusted decision making throughout the Company. All of our associates are eligible for incentive compensation awards. For 2022, 94% of our associates earned an incentive bonus, which compares to 92% in 2021.

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

Economic Conditions/Government Policies

Our profitability, like most financial institutions, is primarily dependent on interest rate spreads and noninterest income. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, government monetary and other policies, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

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

Regulation and Supervision

General

The Bank is subject to significant regulation and restrictions under applicable federal and state laws and by various regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund (“DIF”) and for the protection of borrowers, and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

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

Legislation and Regulatory Developments

The federal banking agencies continue to promulgate regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. We continue to believe there will be increased focus on perceived regulatory gaps, regulatory compliance, supervision and examination during the remainder of President Biden’s term.

Capital Adequacy Requirements

Bank holding companies and banks are subject to similar regulatory capital requirements administered by state and federal banking agencies. The current capital rules adopted by the federal bank regulatory agencies have been fully phased in. The risk-based capital guidelines for bank holding companies, and additionally for banks, require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Bank holding companies are also required to act as a source of financial strength to their subsidiary banks. Under this policy, the Company must commit resources to support the Bank even when the Company may not be in a financial position to provide it.

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

As of December 31, 2022 the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and Bank’s capital ratios as of December 31, 2022, see Note 18 — Regulatory Matters of the notes to the consolidated financial statements.

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

Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs were dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. On December 21, 2020, Congress passed, and on December 27, 2020 the President signed, a $900 billion aid package which provided additional funds for the PPP and extended the time of the PPP to March 31, 2021. This legislation also permitted second PPP loans to certain entities which are subject to forgiveness subject to meeting certain required criteria.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. The PPP Second Draw loan program was authorized by the Economic Aid Act enacted on December 27, 2020. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. The Company had less than $10 million in outstanding PPP loans as of December 31, 2022.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2022 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of December 31, 2022, the Bank had no deposit liabilities categorized as brokered deposits.

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
•
Limit of dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends is subject to legal and regulatory restrictions. Substantially all of CVB’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank to CVB;
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

Mergers and Acquisitions

On July 9, 2021, President Biden signed an “Executive Order on Promoting Competition in the American Economy.” Included within the order is a sweeping recommendation that the Attorney General, in consultation with the heads of the FRB, FDIC and OCC review current practices and adopt a plan within 180 days for the “revitalization” of bank merger oversight to provide more extensive scrutiny of mergers. In 2021 and 2022, various bank regulatory agencies have sought public comments and requested additional information regarding laws, regulations and policies regarding merger transactions involving financial institutions. We will continue to evaluate the impact of any changes to the regulations implementing this executive order and their impact to our financial condition, results of operations and/or business strategies, which cannot be predicted at this time.

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

The FDIC has set the DRR at 2.00%. In October 2022, in order to increase the likelihood that the reserve ratio would be restored to at least 1.35% by the statutory deadline of September 30, 2029, the FDIC increased in the initial base deposit insurance assessment rate schedules uniformly by two (2) basis points. The increase in assessment rates is effective as of January 1, 2023 and is applicable beginning with the first quarterly assessment period of 2023. The FDIC will, at least semi-annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary, propose rules to further increase assessment rates. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, a bank holding company may be unable to pay dividends on its common stock if it fails to maintain an adequate capital conservation buffer under current capital rules. There can be no assurance of the amount of dividends that the Company will pay to its shareholders in the future or that the Company will continue to pay dividends to its shareholders at all.

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

In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. The final rule requires the stock exchanges to, among other things, establish listing standards for listed companies which must develop and implement policies for the recovery of erroneously awarded incentive-based compensation received by former or current executive officers. The SEC's final rules became effective on January 27, 2023, and the Nasdaq Stock Market has until February 26, 2023 to propose new clawback listing standards which must become effective by November 28, 2023. A listed issuer will then have 60 days to adopt a clawback policy that is compliant with the new SEC rules and Nasdaq listing standards. The Company currently has a compensation clawback policy in place and we expect to make any necessary modifications to our existing policy once the applicable listing standards become effective.

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

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the California Consumer Privacy Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act, CAN-SPAM Act. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

In May 2022, the FDIC, the FRB and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals are intended to modernize and strengthen the rules that implement the CRA by (i) expanding access to credit, investment and basic banking services in the low- and moderate-income (LMI) communities; (ii) adapting changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch-based areas; (iii) providing greater clarity, consistent and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on LMI communities and under-served rural communities; (iv) tailoring CRA rules and data collection to bank size and business model; and (v) maintaining a unified approach among the regulators. In particular, the proposed rules would generally apply four tests for banks over $2 billion in assets, including our Bank; a retail lending test; a retail services and products test; a community development financing test and a community development services test. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans (which excludes owner-occupied CRE loans) representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2022, the Bank’s total CRE loan concentration based on total outstanding loans is 283% of risk-based capital.

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

Changes in the Federal, State, or Local Tax Laws

We are subject to changes in federal and applicable state tax laws and regulations that may impact our effective tax rates. Changes in these tax laws may be retroactive to previous periods and as a result could negatively impact our current and future financial performance. For example, the Tax Cuts and Jobs Act of 2017 resulted in a reduction of our federal tax rate from a minimum of 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings. Conversely, this legislation also enacted limitations on certain deductions, including the deduction of FDIC deposit insurance premiums, which partially offset the expected increase in net earnings from the lower tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law. The IRA imposes a non-deductible 1% excise tax on the aggregate fair market value of stock repurchased by certain public companies, including CVB Financial Corp., occurring after December 31, 2022.

The foregoing description of the impact of changes in federal and applicable state tax laws on us should be read in conjunction with Note 11 — Income Taxes of the notes to consolidated financial statements for more information.

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

Executive Officers of the Company

The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

David A. Brager	President and Chief Executive Officer of the Company and the Bank	55
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	55
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	66
David C. Harvey	Executive Vice President and Chief Operating Officer of the Bank	55
Richard H. Wohl	Executive Vice President and General Counsel	64
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	66

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

ITEM 1A. RISK FACTORS

In the course of conducting our business operations, we are exposed to a variety of risks. Some of these risks are inherent in the financial services industry and others are more specific to our own business. Together with the other information on the risks we face and our management of risk contained in this Annual Report, the following presents the most significant risks of which we are currently aware which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risks that we may currently view as not material may also impair our business operations, financial condition and results.

Risks relating to the COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the banking industry and our business, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global, U.S., California and local economies, disrupted supply chains, affected equity market valuations, and created significant volatility and disruption in financial markets, although economic growth and employment levels had largely rebounded by the end of 2021. Similarly, the initial imposition of temporary business closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities have been relaxed or rescinded as the COVID-19 pandemic has become more endemic. Our operations, like those of other financial institutions that operate in our markets, are significantly influenced by economic conditions in California, including the strength of the real estate market and business conditions in the industries to which we lend or from which we gather deposits. The COVID-19 pandemic has resulted in heightened volatility with respect to the revenues of many business sectors as well as in commercial and residential property sales and construction activities. As a result, the demand for our products and services has been significantly impacted by the actions of federal, state and local governments in response to the pandemic.

As there continues to be a degree of remaining uncertainty around the epidemiological assumptions and impact of government responses to the pandemic, no assurance can be given that resulting impacts to economic conditions could adversely affect the Company’s service areas or other circumstances that could be reflected in an increased allowance for credit losses in future periods. For the year ended December 31, 2022, our allowance for credit losses increased $10.6 million, compared to a decrease of $25.5 million in provision for credit losses for 2021. Depending on the scope and duration of various impacts of the COVID-19 pandemic, there is a possibility that additional provisions for credit losses may be necessary in the future.

Similarly, because of possible changing economic and market conditions affecting bond issuers, we may be required to recognize credit losses in future periods on the securities we hold as well as reductions in other comprehensive income.

Our business operations could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of COVID-19 in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In addition, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are uncertain and cannot be predicted, including the scope and duration of the various impacts from the pandemic, including the effectiveness, distribution and uptake rates of vaccines, boosters and medical treatments, and actions taken by governmental authorities and other third parties in response to the pandemic.

Our bank elected to participate as a lender in the Small Business Administration’s Paycheck Protection Program (PPP) and has accordingly become subject to a number of significant risks applicable to lenders under the PPP.

As one set of responses to the COVID-19 pandemic, our federal, state and local governments have promulgated a wide variety of laws, regulations, executive orders and programs designed to ameliorate the severe and widespread economic distress caused by the mandatory closings of many businesses throughout the State of California and counties in which we operate. One such program is the PPP enacted under the federal CARES Act and Economic Aid Act. This program is designed, among other things, to provide employee payroll maintenance support for small and medium-sized businesses throughout the United States, including in the State of California, through loans made by authorized lenders and guaranteed by the federal Small Business Administration (SBA). Because the Company is an authorized SBA lender and our primary customer base consists of small and medium-sized businesses, the Company has actively participated in the PPP. Including the second round of funding, after legislation passed on April 24, 2020, we originated and funded approximately 4,100 PPP loans totaling approximately $1.1 billion, substantially all of which was forgiven through December 31, 2021. On January 13, 2021, the SBA reopened the PPP for "Second Draw" loans to small businesses and non-profit organizations. We originated and funded more than 1,900 Second Draw loan applications totaling approximately $420 million. As of December 31, 2022, $9.1 million PPP loans remained outstanding.

Under interim final regulations promulgated by the SBA, PPP lenders are entitled to rely on borrower certifications with respect to issues such as program eligibility and eligible loan amounts, and PPP loans are designed to be subsequently forgivable, in whole or part, if certain additional criteria are met by the borrower with respect to employee payroll maintenance. However, in view of the fact that the PPP was by design intended to support economically distressed businesses, the SBA’s guarantee of PPP loan amounts to participating lenders is a critical feature of the program. In this regard, because the PPP was quickly implemented into operation and the SBA’s interim regulations were frequently revised, there are significant risks to the Company’s participation in the PPP, including whether certain borrowers will ultimately be found to have been eligible for PPP loans, whether eligible PPP loan amounts for certain borrowers were correctly calculated, whether certain PPP loans will ultimately be determined to be forgivable, and if not, whether the SBA’s guarantee will continue to apply to any unforgiven PPP loan amounts. To date, our customers who have had their forgiveness requests reviewed by the SBA have received nearly 100% loan forgiveness.

Credit Risks

Our allowance for credit losses may not be sufficient to cover actual losses

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan and lease defaults and non-performance, which also includes increases for new loan growth. While we believe that our allowance for credit losses is appropriate to cover currently expected losses, we cannot assure you that we will not increase the allowance for credit losses in the future or that our regulators will not require us to increase this allowance.

We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2022, we recorded $10.6 million in provision for credit losses. During 2022, we experienced charge-offs of $197,000 and recoveries of $1.1 million, resulting in net recoveries of $893,000. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans. As of December 31, 2022, we had $6.88 billion in commercial real estate loans, $88.3 million in construction loans, and $266.0 million in single-family residential mortgages. Low interest rates through the pandemic caused real estate values in general to increase materially due to low cost of funding with inflationary upward pressures on cash flow. There is no assurance that recent rental rate increases across any segment of the real estate property classes is sustainable with reasonable possibility of moderate decline to stabilization. Capitalization Rates used to determine value have increased due to overall cost of capital causing some downward pressure on real estate values. These issues could affect the ability of our loan customers to refinance or service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Our dairy & livestock and agribusiness lending presents unique credit risks.

As of December 31, 2022, approximately 4.8% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2022, we had $433.6 million in dairy & livestock and agribusiness loans, including $388.5 million in dairy & livestock loans and $45.1 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including the effects of inflation, adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

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

Liquidity and Interest Rate Risks

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investment securities, loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as the effects of inflation, rising interest rates, a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Many if not all of these same factors could also significantly raise the cost of deposits to our Company and/or to the banking industry in general. This in turn could negatively affect our ability to attract deposits generally and the amount of interest we pay on our interest-bearing liabilities, which could have an adverse impact on our interest rate spread and profitability.

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

We may not be able to maintain a strong core deposit base or other low-cost funding sources

We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Future growth in our banking business will largely depend on our ability to maintain and grow a strong deposit base. There is no assurance that we will be able to grow and maintain our deposit base. Deposit balances can decrease when customers perceive alternative investments, such as the stock market, bond market or real estate, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could adversely impact our growth strategy.

Changes in interest rates could reduce the value of our investment securities holdings.

The Bank maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2022 was $5.81 billion, of which $3.26 billion is available for sale. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2022 our balance sheet was positioned with an asset sensitive bias over both a one and two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. Loan origination volumes may be affected by changes in market interest rates. In addition, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates and our customers could move their deposits with us to institutions that pay higher interest rates on deposits accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, levels of deposits, as well as loan origination and prepayment volume.

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

We have a number of loans, derivative contracts, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The Company established a LIBOR Transition Task Force in 2020, which has inventoried our instruments that reflect exposure to LIBOR, created a framework to manage the transition and established a timeline for key decisions and actions to complete the transition from LIBOR by June of 2023. The transition from LIBOR could create additional costs and risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition could change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Operational Risks

Failure to manage our growth may adversely affect our performance

Our financial performance and profitability depend on our ability to manage past and possible future growth. Future acquisitions and our continued organic growth may present operating, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Acquisitions are and have been a key element of our growth strategy. Certain events may arise after our acquisition of a financial institution or business, or we may learn of certain facts, events or circumstances after the completion of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: our success in integrating the operations, retaining key employees and customers, achieving anticipated synergies, meeting expectations and otherwise realizing the anticipated benefits of the acquisition; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. In addition, if we determine that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, risk management, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, and certain other key employees.

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

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply, inflationary prices and other factors beyond our control may adversely affect our asset quality, deposit levels loan demand, ability to manage costs associated with employees and vendors and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. In addition, we may face the following risks in connection with any downward turn in the economy:

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
•
A sustained environment in which the U.S. Treasury yield curve is inverted could cause net interest margins to compress, as the majority of our funding sources are impacted by short-term rates, while much of our earning assets are impacted by longer term interest rates
•
The value of the portfolio of investment securities that we hold may be adversely affected by increasing interest rates and defaults by debtors;
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

Future legislation, regulatory reform or policy changes could have a material effect on our business and results of operations.

New legislation, regulatory reform or policy changes, including financial services regulatory reform, enforcement priorities, antitrust and merger review policies, and increased infrastructure spending, could adversely impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

We face strong competition from financial services companies and other companies that offer banking services

We conduct most of our operations in the state of California. The banking and financial services businesses in the state of California are highly competitive and increased competition in our primary market areas may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include other banks many of which are larger than us and have greater resources. We also face competition from other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage companies and other financial intermediaries. In addition, we face competition from certain non-traditional entities, including “FinTech” companies which specialize in the provision of technology-based financial services, such as payment processing and lending marketplaces, and which may offer or be perceived to offer more responsive or currently desirable financial products and services.

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

Under the current capital standards, if our Common Equity Tier 1 Capital does not include the required “capital conservation buffer,” we will be prohibited from making distributions to our stockholders. The capital conservation buffer requirement, which is measured in addition to the minimum Common Equity Tier 1 capital of 4.5%, is now 2.5%. Additionally, under the capital standards, if our Common Equity Tier 1 Capital does not include the “capital conservation buffer,” we will also be prohibited from paying discretionary bonuses to our executive employees. This may affect our ability to attract or retain employees, or alter the nature of the compensation arrangements that we may enter into with them.

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

We are subject to legal and litigation risk which could adversely affect us

Because our Company is extensively regulated by a variety of federal and state agencies, and because we are subject to a wide range of business, consumer and employment laws and regulations at the federal, state and local levels, we are at risk of governmental investigations and lawsuits as well as claims and litigation from private parties. We are from time to time involved in disputes with and claims from investors, customers, bankruptcy trustees, government agencies, vendors, employees and other business parties, and such disputes and claims may result in investigations, litigation or settlements, any one of which or in the aggregate could have an adverse impact on the Company’s operating flexibility, employee relations, financial condition or results of operations, as a result of the costs of any judgment, the terms of any settlement and/or the expenses incurred in defending the applicable claim.

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

We could reduce or discontinue the payment of dividend on our common stock

The ability of the Bank to pay dividends to the Company and of the Company to pay dividends to its shareholders is limited by applicable federal and California law and regulations. If the Bank is unable to meet regulatory requirements to pay dividends or make other distributions to CVB, CVB will be unable to pay dividends to its shareholders. In addition, our Board of Directors could decide in the future to reduce or discontinue the payment of cash dividends on our common stock in its sole discretion.

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
•
general market conditions and, in particular, developments relating to the financial services industry and interest rates;
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

As of December 31, 2022, the Bank occupied a total of 65 premises consisting of (i) 62 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California, and (ii) three operation and technology centers. We own 14 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2023 through 2028. All properties are located in Southern and Central California.

For additional information concerning properties, see Note 9 — Premises and Equipment of the Notes to the consolidated financial statements included in this report. See “Item 8 — Financial Statements and Supplemental Data.”

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims, bankruptcy-related claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors. For additional information concerning legal proceedings, see Note 13 Commitments and Contingencies of the Notes to the consolidated financial statements included in this report.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CVB’s common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” CVB had approximately 139,506,834 shares of common stock outstanding with 1,926 registered shareholders of record as of February 10, 2023.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to CVB, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On August 11, 2016, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buyback arrangements, including open market purchases and private transactions. This new program replaces in its entirety our 2016 stock repurchase program. There is no expiration date for this repurchase program. We completed the execution of the $70 million accelerated stock repurchase program in the second quarter of 2022, and retired a total of 2,993,551 shares of common stock at an average price of $23.38. During 2022 we also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. As of December 31, 2022, we had 5,091,859 shares of CVB common stock available for repurchase under the 2022 Repurchase Program.

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

The following graph compares the yearly percentage change in CVB’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; a (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the peer group line depicted below), and the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”) (comprised of 50 banks and bank holding companies headquartered throughout the country). For 2022, the Company is using the KBW Regional Banking Index as it more closely represents the Company's peers for performance and compensatory purposes. The graph assumes an initial investment of $100 on December 31, 2017, and reinvestment of dividends through December 31, 2022. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2017

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2022

Company/Market/Peer Group	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
CVB Financial Corp.	100.00	88.02	97.00	91.94	104.42	129.50
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
Peer Group Index	100.00	80.59	100.77	103.30	155.68	105.30
KBW Nasdaq Regional Banking	100.00	83.53	103.95	94.73	124.66	115.25

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized businesses through 100% Small Business Administration (“SBA”) guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. Legislation passed on April 24, 2020 provided additional PPP funds of $310 billion. During 2020, we originated and funded approximately 4,100 loans, totaling $1.1 billion. In response to the COVID-19 pandemic and the CARES Act, we also implemented a short-term loan modification program in 2020 to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion was set aside for Second Draw (“round two”) PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 were not eligible for Second Draw loans. Further, maximum loan amounts were increased for accommodation and food service businesses. We originated approximately 1,900 round two loans totaling $420 million. The Paycheck Protection Program officially ended on May 31, 2021. As of December 31, 2022, the remaining outstanding balance of PPP loans was $9.1 million, as approximately 99% of PPP loans have been granted forgiveness.

The fourth quarter of 2022 included $2.5 million in provision for credit losses, compared to $2.0 million in provision for the third quarter and no provision or recapture in the fourth quarter of 2021. For the year ended December 31, 2022, we recorded $10.6 million in provision for credit losses, due to both core loan growth of approximately $600 million and a deteriorating economic forecast of key macroeconomic variables. A $25.5 million recapture of provision for credit losses was recorded for the year ended December 31, 2021, resulting from improvements in our economic forecast that resulted from the unprecedented impact and uncertainty of the pandemic in 2020. In comparison, the Company recorded a provision for credit losses of $23.5 million in 2020 due to the forecast of a severe economic downturn as a result of the onset of the COVID-19 pandemic.

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

This ASU replaced the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, held-to-maturity (“HTM”) securities, loan commitments, and financial guarantees. For loans and HTM debt securities, this ASU requires a CECL measurement to estimate the allowance for credit losses (“ACL”) for the remaining contractual term, adjusted for prepayments, of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. This ASU also eliminated the existing guidance for purchased credit-impaired (“PCI”) loans, but requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. Purchase Credit Deteriorated (“PCD”) assets are recorded at their purchase price plus an ACL estimated at the time of acquisition. Under this ASU, there is no provision for credit losses recognized at acquisition; instead, there is a gross-up of the purchase price of the financial asset for the estimate of expected credit losses and a corresponding ACL recorded. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or reversal of provision for credit losses) in subsequent periods. In addition, this ASU modifies the OTTI model for available-for-sale (“AFS”) debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. As a policy election, we excluded the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the consolidated balance sheet.

For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management” and Note 3 — Summary of Significant Accounting Policies and Note 6 — Loans and Lease Finance Receivables and Allowance for Credit Losses of our consolidated financial statements presented elsewhere in this report.

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

Valuation and Recoverability of Goodwill — Goodwill represented $765.8 million of our $16.48 billion in total assets as of December 31, 2022. The Company has one reportable segment. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed. Such events and circumstances may include among others, a significant adverse change in legal factors or in the general business climate, significant decline in our stock price and market capitalization, unanticipated competition, the testing for recoverability of a significant asset group within the reporting unit, and an adverse action or assessment by a regulating body. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

Based on the results of our annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reportable segment’s fair value exceeded its carrying amount. As of December 31, 2022, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reportable segment below its carrying amount. Note 3 — Summary of Significant Accounting Policies of our consolidated financial statements presented elsewhere in this report

For complete discussion and disclosure of other accounting policies see Note 3 — Summary of Significant Accounting Policies of the Company’s consolidated financial statements presented elsewhere in this report.

Recently Issued Accounting Pronouncements but Not Adopted as of December 31, 2022

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

1st Quarter 2020 through the 4th Quarter 2022

The Company established a LIBOR Transition Task Force in 2020, which has inventoried our instruments that reflect exposure to LIBOR, created a framework to manage the transition and established a timeline for key decisions and actions, and started the transition from LIBOR in 2021. The Company continues to assess the impacts of this transition and alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate and adjustable-rate loans that are indexed to LIBOR. The Company stopped originating loans indexed to LIBOR at the end of 2021, while continuing to use various alternative indexes. All remaining financial instruments indexed to LIBOR will be transitioned to a replacement index, primarily CME Term SOFR, prior to June 2023. We do not expect this ASU to have a material impact on the Company's consolidated financial statements.

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

1st Quarter 2023

The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or liquidity, although it will result in additional disclosure requirements related to gross charge-offs by vintage year and modification of loans to borrowers experiencing financial difficulty in replacement of current TDR disclosures. The Company intends to adopt this ASU prospectively.

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

OVERVIEW

For the year ended December 31, 2022, we reported net earnings of $235.4 million, compared with $212.5 million for 2021. This represented a $22.9 million, or 10.78%, increase from the prior year. Diluted earnings per share were $1.67 for 2022, compared to $1.56 for 2021. Pretax pre-provision income grew from $272.1 million for 2021 to $338.9 million for the year ended December 31, 2022. We recorded $10.6 million in provision for credit losses in 2022, compared to a provision recapture of $25.5 million for 2021. Net earnings of $235.4 million produced a return on average equity (“ROAE”) of 11.39%, a return on average tangible common equity (“ROATCE”) of 18.85% and a return on average assets (“ROAA”) of 1.39%. Our net interest margin, tax equivalent (“NIM”), was 3.30% for 2022, while our efficiency ratio was 38.98%.

We recorded $10.6 million in provision for credit losses for 2022. For the year ended December 31, 2022, we experienced charge-offs of $197,000 and total recoveries of $1.1 million, resulting in net recoveries of $893,000. This compares to $3.2 million in net charge-offs for the year ended December 31, 2021. Based on the magnitude of government economic stimulus and the wide availability of vaccines, our economic forecasts in 2021 reflected improvements from 2020 in key macroeconomic variables and therefore lower projected loan losses, which resulted in a $25.5 million recapture of provision for credit losses for the year ended December 31, 2021. Of the approximately $1.5 billion of SBA PPP loans we originated between 2020 and 2021, loan forgiveness has been granted for almost all of these loans. The remaining balance at amortized cost for these loans at December 31, 2022 was $9.1 million.

On January 7, 2022, we completed the acquisition of Suncrest Bank (“Suncrest”). At close, Citizens Business Bank acquired loans with a fair value of $774.5 million, and assumed $512.8 million of noninterest-bearing deposits and $669.8 million of interest-bearing deposits. The integration of Suncrest was completed in the second quarter with the consolidation of two banking centers. As a result of the Suncrest merger, we incurred $6.0 million in acquisition expenses for the year ended December 31, 2022.

The $20.1 million increase in the ACL from December 31, 2021 to December 31, 2022 was comprised primarily of the $8.6 million ACL increase for the Suncrest purchased credit deteriorated (“PCD”) loans and an $10.6 million provision for credit losses. The $10.6 million provision for credit losses, includes a provision for credit loss of $4.9 million recorded on January 7, 2022 for the Suncrest acquired loans that were not considered PCD. In addition, the ACL increased by $893,000 in net recoveries for the year ended December 31, 2022.

At December 31, 2022, total assets of $16.48 billion increased $592.8 million, or 3.73%, from total assets of $15.88 billion at December 31, 2021. Interest-earning assets of $14.97 billion at December 31, 2022 increased $287.5 million, or 1.96%, when compared with $14.68 billion at December 31, 2021. The increase in interest-earning assets included a $1.19 billion increase in total loans and a $699.6 million increase in investment securities, partially offset by a $1.60 billion decrease in interest-earning balances due from the Federal Reserve. The $1.19 billion increase in total loans included the $774.5 million of loans acquired at fair value from Suncrest.

Total investment securities were $5.81 billion at December 31, 2022, an increase of $699.6 million, or 13.69%, from $5.11 billion at December 31, 2021. We did not purchase any AFS securities during the fourth quarter of 2022, but cash flows from HTM securities were reinvested in the purchase of approximately $32 million in municipal securities with a tax-equivalent yield of approximately 5.5%. We purchased investment securities totaling approximately $1.76 billion in 2022. At December 31, 2022, investment securities held-to-maturity (“HTM”) totaled $2.55 billion. At December 31, 2022, investment securities AFS totaled $3.26 billion, inclusive of a pre-tax net unrealized loss of $500.1 million. The growth in our investment portfolio over the last year resulted in HTM investments increasing by $628.3 million, or 32.62%, and AFS securities increasing by $71.3 million, or 2.24%, from December 31, 2021. Our tax equivalent yield on our investment portfolio grew from 1.56% for 2021 to 2.03% for 2022.

Total loans and leases, at amortized cost, of $9.08 billion at December 31, 2022, increased by $1.19 billion, or 15.11%, from $7.89 billion at December 31, 2021. The increase in total loans included $774.5 million of loans acquired from Suncrest in the first quarter of 2022. PPP loans decreased by $177.5 million as these loans continued to receive forgiveness, resulting in a remaining balance of $9.1 million at December 31, 2022. After adjusting for acquired loans and forgiveness of PPP loans, our core loans grew by $634.3 million, or 8.24% from December 31, 2021. The $634.3 million core loan growth included $514.4 million in commercial real estate loans, $51.2 million in commercial and industrial loans, $31.9 million in dairy & livestock and agribusiness loans, $25.1 million in SFR mortgage loans, $17.9 million in municipal lease financings, and $9.3 million in construction loans, partially offset by a decrease of $17.8 million in SBA loans. Our yield on loans was 4.49% for the year ended December 31, 2022, compared to 4.42% for 2021. Interest income for yield adjustments related to discount accretion on acquired loans was $7.9 million for 2022, compared to $12.3 million for 2021. Interest and fee income from PPP loans was approximately $5.5 million for 2022, compared to $30.5 million for 2021. After excluding discount accretion and the impact from PPP loans, our core loan yields increased by 17 basis points when compared to 2021. The recent increases in interest rates, including a 425 basis point increase in the Fed Funds rate since the fourth quarter of 2021, contributed to the 17 basis point increase in core loan yields year-over-year, as well as a 59 basis point increase in core loan yields when comparing the fourth quarter of 2022 to the same quarter of 2021.

Noninterest-bearing deposits were $8.16 billion at December 31, 2022, an increase of $60.3 million, or 0.74%, compared to $8.10 billion at December 31, 2021. This year-over-year increase in noninterest-bearing deposits includes the noninterest-bearing deposits assumed from Suncrest of $512.8 million. Noninterest-bearing deposits declined $600 million from September 30, 2022 as we typically see seasonal lows in deposits from the latter part of the fourth quarter through the first quarter of each calendar year. Additionally, our customers continue to experience an inflationary environment which has contributed to a decline in the balances held in their demand deposit accounts. At December 31, 2022, noninterest-bearing deposits were 63.60% of total deposits, compared to 62.45% at December 31, 2021.

Interest-bearing deposits were $4.67 billion at December 31, 2022, a decrease of $200.5 million, or 4.12%, when compared to $4.87 billion at December 31, 2021. Customer repurchase agreements totaled $565.4 million at December 31, 2022, compared to $642.4 million at December 31, 2021. Interest-bearing deposits and customer repurchase agreements declined $339 million from September 30, 2022, including the impact of some of our customers deploying excess funds with our CitizensTrust Group. Our average cost of total deposits including customer repurchase agreements was 0.05% for both 2022 and 2021. Our average cost of funds for 2022 was 0.06%, compared to 0.05% for 2021. The one basis point increase in the cost of funds year-over-year was the result of a one basis point increase in the cost of interest bearing deposits, as well as noninterest-bearing deposits growing on average by $1.02 billion.

At December 31, 2022, we had $995.0 million in overnight borrowings, compared to $2.3 million in short-term borrowings at December 31, 2021. The combination of seasonal growth in dairy and livestock loans, seasonal deposit declines, the impact of cash burn on deposits from inflationary pressures, and other competitive market conditions resulted in higher overnight borrowings from the Federal Home Loan Bank during the fourth quarter of 2022. With slowing loan demand, cash flow generated from our investment securities, and the normal historical inflows of deposits we experience from the beginning of the year, borrowings may moderate during the first half of 2023. However, continued increases in short-term rates and overall inflationary pressures may continue to create challenges that impact deposit levels and our liquidity. Over the last twelve months, the Federal Reserve has increased the Federal Funds rate by 425 basis points to the target range of 4.25% to 4.50%. In comparison to the rising Federal Funds rate, our average cost of funds increased from 0.05% for 2021 to 0.06% for 2022. We had $161.2 million in average overnight borrowings in the fourth quarter of 2022, at a cost of 4.49%. These overnight borrowings and an increase in the cost of deposits and customer repurchase agreements from 5 basis points in the third quarter of 2022 to 8 basis points in the fourth quarter, increased our cost of funds by 8 basis points to 0.13% for the fourth quarter of 2022. We redeemed our $25.8 million junior subordinated debentures on June 15, 2021. The debentures, bearing interest at three-month LIBOR plus 1.38%, had an original maturity of 2036.

The allowance for credit losses totaled $85.1 million at December 31, 2022, compared to $65.0 million at December 31, 2021. At December 31, 2022, ACL as a percentage of total loans and leases outstanding was 0.94%. This compares to 0.82% December 31, 2021. The increase in the ACL as a percentage of total loans was primarily the result of a deterioration in the forecast of macroeconomic variables due to rampant inflation, rising interest rates, and recent declines in GDP.

The Company’s total equity was $1.95 billion at December 31, 2022. This represented an overall decrease of $133.0 million from total equity of $2.08 billion at December 31, 2021. Increases to equity during 2022, included $197.1 million for the issuance of 8.6 million shares to acquire Suncrest and $235.4 million in net earnings. Decreases included $108.1 million in cash dividends and a $350.8 million decrease in other comprehensive income from the tax effected impact of the decline in fair value of available-for-sale securities. During 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. Our tangible book value per share at December 31, 2022 was $8.30.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of December 31, 2022, the Company’s Tier 1 leverage capital ratio totaled 9.53%, our common equity Tier 1 ratio totaled 13.55%, our Tier 1 risk-based capital ratio totaled 13.55%, and our total risk-based capital ratio totaled 14.37%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our Analysis of Financial Condition — Capital Resources.

Acquisition Related

On January 7, 2022, the Company completed the merger transaction whereby Suncrest Bank (“Suncrest”), headquartered in Visalia, California, merged with and into the Company’s wholly-owned subsidiary Citizens Business Bank (“Citizens”), in accordance with the terms and conditions of that certain Agreement and Plan of Reorganization and Merger (“Merger Agreement”), dated as of July 27, 2021, by and among the Company, the Bank and Suncrest, in a stock and cash transaction valued at approximately $237 million in aggregate, or $18.63 per Suncrest share based on CVB Financial Corp.’s closing stock price of $22.87 on January 7, 2022. Under the terms of the Merger Agreement, the Company issued approximately 8.6 million shares of Company common stock and approximately $39.6 million in aggregate cash consideration, including cash paid out in settlement of outstanding incentive stock option awards at Suncrest.

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

Suncrest had seven branch locations and two loan production offices in California’s Central Valley and the Sacramento metro area, which opened as Citizens Business Bank locations on January 10, 2022. The integration of Suncrest, including the conversion of core systems in the first quarter of 2022, was completed with the consolidation of two banking centers during the second quarter of 2022.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

				Variance
	Year Ended December 31,			2022		2021
	2022	2021	2020	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$505,513	$414,550	$416,053	$90,963	21.94%	$(1,503)	-0.36%
(Provision for) recapture of credit losses	(10,600)	25,500	(23,500)	(36,100)	(141.57)%	49,000	208.51%
Noninterest income	49,989	47,385	49,870	2,604	5.50%	(2,485)	-4.98%
Noninterest expense	(216,555)	(189,787)	(192,903)	(26,768)	(14.10)%	3,116	1.62%
Income taxes	(92,922)	(85,127)	(72,361)	(7,795)	-9.16%	(12,766)	-17.64%
Net earnings	$235,425	$212,521	$177,159	$22,904	10.78%	$35,362	19.96%
Earnings per common share:
Basic	$1.67	$1.57	$1.30	$0.10		$0.27
Diluted	$1.67	$1.56	$1.30	$0.11		$0.26
Return on average assets	1.39%	1.38%	1.37%	0.01%		0.01%
Return on average shareholders’ equity	11.39%	10.30%	8.90%	1.09%		1.40%
Efficiency ratio	38.98%	41.09%	41.40%	-2.11%		(0.31)%
Noninterest expense to average assets	1.28%	1.24%	1.49%	0.04%		-0.25%

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

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net Income	$235,425	$212,521	$177,159
Add: Amortization of intangible assets	7,566	8,240	9,352
Less: Tax effect of amortization of intangible assets (1)	(2,237)	(2,436)	(2,765)
Tangible net income	$240,754	$218,325	$183,746

Average stockholders’ equity	$2,066,463	$2,063,360	$1,991,664
Less: Average goodwill	(764,143)	(663,707)	(663,707)
Less: Average intangible assets	(25,376)	(29,328)	(38,203)
Average tangible common equity	$1,276,944	$1,370,325	$1,289,754

Return on average equity, annualized	11.39%	10.30%	8.90%
Return on average tangible common equity	18.85%	15.93%	14.25%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the years ended December 31, 2022, 2021 and 2020. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,505,517	$67,803	1.96%	$2,820,050	$37,532	1.36%	$1,854,964	$35,129	1.94%
Tax-advantaged	27,070	705	3.12%	29,855	741	2.97%	37,110	923	3.50%
Held-to-maturity securities:
Taxable	2,090,984	41,403	1.99%	1,007,982	17,747	1.86%	438,190	9,542	2.18%
Tax-advantaged	315,983	7,645	2.97%	200,572	4,428	2.67%	173,756	4,681	3.26%
Investment in FHLB stock	18,309	1,207	6.59%	17,688	1,019	5.76%	17,688	978	5.53%
Interest-earning deposits with other institutions	804,744	6,713	0.83%	1,953,209	2,569	0.13%	1,098,814	1,682	0.15%
Loans (2)	8,676,820	389,192	4.49%	8,065,877	356,594	4.42%	8,066,483	377,402	4.68%
Total interest-earning assets	15,439,427	514,668	3.36%	14,095,233	420,630	3.02%	11,687,005	430,337	3.71%
Total noninterest-earning assets	1,472,234			1,255,288			1,242,808
Total assets	$16,911,661			$15,350,521			$12,929,813
INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,866,503	6,591	0.14%	$4,249,379	4,145	0.10%	$3,530,606	8,803	0.25%
Time deposits	358,578	239	0.07%	375,666	1,201	0.32%	445,962	3,799	0.85%
Total interest-bearing deposits	5,225,081	6,830	0.13%	4,625,045	5,346	0.12%	3,976,568	12,602	0.32%
FHLB advances, other borrowings, and customer repurchase agreements	613,962	2,325	0.38%	624,068	734	0.12%	511,404	1,682	0.33%
Interest-bearing liabilities	5,839,043	9,155	0.16%	5,249,113	6,080	0.12%	4,487,972	14,284	0.32%
Noninterest-bearing deposits	8,839,577			7,817,627			6,281,989
Other liabilities	166,578			220,421			168,188
Stockholders’ equity	2,066,463			2,063,360			1,991,664
Total liabilities and stockholders’ equity	$16,911,661			$15,350,521			$12,929,813
Net interest income		$505,513			$414,550			$416,053
Net interest spread - tax equivalent			3.20%			2.90%			3.39%
Net interest margin			3.29%			2.96%			3.57%
Net interest margin - tax equivalent			3.30%			2.97%			3.59%

(1)
Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% in effect for the years ended December 31, 2022, 2021 and 2020. The non-TE rates for tax-advantaged HTM investment securities were 2.46%, 2.21% and 2.69% for the years ended December 31, 2022, 2021 and 2020, respectively. The non-TE rates for total investment securities was 2.00%, 1.53% and 2.04% for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)
Includes loan fees of $8.1 million, $27.5 million and $23.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Prepayment penalty fees of $6.9 million, $9.0 million and $8.2 million are included in interest income for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2022 Compared to 2021 Increase (Decrease) Due to				2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$9,413	$16,675	$4,183	$30,271	$18,449	$(10,522)	$(5,524)	$2,403
Tax-advantaged investment securities	(69)	37	(4)	(36)	(180)	(2)	—	(182)
Held-to-maturity securities:
Taxable investment securities	21,048	1,257	1,351	23,656	11,119	(1,267)	(1,647)	8,205
Tax-advantaged investment securities	2,440	501	276	3,217	721	(844)	(130)	(253)
Investment in FHLB stock	36	147	5	188	—	41	—	41
Interest-earning deposits with other institutions	(1,511)	13,724	(8,069)	4,144	1,308	(237)	(184)	887
Loans	27,010	5,195	393	32,598	(28)	(20,782)	2	(20,808)
Total interest income	58,367	37,536	(1,865)	94,038	31,389	(33,613)	(7,483)	(9,707)
Interest expense:
Savings deposits	602	1,610	234	2,446	1,792	(5,359)	(1,091)	(4,658)
Time deposits	(55)	(951)	44	(962)	(599)	(2,373)	374	(2,598)
FHLB advances, other borrowings, and customer repurchase agreements	(12)	1,632	(29)	1,591	372	(1,081)	(239)	(948)
Total interest expense	535	2,291	249	3,075	1,565	(8,813)	(956)	(8,204)
Net interest income	$57,832	$35,245	$(2,114)	$90,963	$29,824	$(24,800)	$(6,527)	$(1,503)

2022 Compared to 2021

Net interest income, before provision for (recapture of) credit losses of $505.5 million for 2022 increased $91.0 million, or 21.94%, compared to $414.6 million for 2021. Interest-earning assets grew on average by $1.34 billion, or 9.54%, from $14.10 billion for 2021 to $15.44 billion for 2022. Our net interest margin (TE) was 3.30% for 2022, compared to 2.97% for 2021. The 33 basis point increase in our net interest margin was primarily the result of a 34 basis point increase in earning asset yield, while maintaining our very low cost of funds that increased from five basis points for 2021 to six basis for 2022, during a period of time when the Federal Reserve increased short-term interest rates by 425 basis points.

Total interest income for 2022 of $514.7 million grew by $94.0 million, or 22.36%, when compared to 2021. The increase in interest income was due to a combination of growth in average interest-earning assets of $1.34 billion and a 34 basis point expansion of the earning asset yield, from 3.02% for 2021 to 3.36% for 2022. The $1.34 billion increase in average earning assets for 2022 benefited from the acquisition of $775 million of loans from Suncrest at the beginning of the year, as well as core loan growth, which excluding Suncrest and the $538.3 million decline in average PPP loans was $374.7 million, and a $1.88 billion increase in the average size of our investment portfolio. The 34 basis point increase in the earning asset yield was due to a 47 basis point increase in security yields, a seven basis point increase in loan yields, and a change in the composition of average earning assets, with the investment portfolio growing from 28.79% to 38.47% of average earnings assets, while funds held at the Federal Reserve on average declined from 13.64% to 5.15% for 2022, compared to 2021. Average loans as a percentage of earning assets declined from 57.22% for 2021 to 56.20% for 2022. Throughout 2022, we deployed some of the excess liquidity previously held on deposit at the Federal Reserve into additional investment securities by purchasing approximately $1.76 billion in securities.

Total interest income and fees on loans for 2022 of $389.2 million increased $32.6 million, or 9.14% when compared to 2021. The increase in interest income and fees on loans was primarily due to a $610.9 million increase in average loans, which included approximately $775 million in loans acquired from Suncrest on January 7, 2022. Average loans grew by approximately $374.7 million, when Suncrest and the $538.3 million decrease in average PPP loans are excluded. Loan yields were 4.49% for 2022, compared to 4.42% for 2021. Interest and fee income from PPP loans declined by $25.0 million from $30.5 million for 2021. Discount accretion on acquired loans decreased by $4.4 million compared to 2021. After excluding discount accretion, nonaccrual interest income and the impact from PPP loans, our ("core") loan yields grew by 17 basis points compared to 2021. Our core loan yields grew throughout 2022, as rising interest rates contributed to an increase from 4.08% in the fourth quarter of 2021 to 4.42% for the third quarter of 2022 and 4.67% in the fourth quarter of 2022.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2022 and 2021. As of December 31, 2022 and 2021, we had $4.9 million and $6.9 million of nonaccrual loans, respectively.

Interest income from investment securities was $117.6 million for 2022, a $57.1 million, or 94.47%, increase from $60.4 million for 2021. Investment income growth resulted from higher levels of investment securities as a result of purchases of investment securities primarily funded by our funds on deposit at the Federal Reserve, which declined from $1.64 billion at the end of 2021 to $45.2 million at December 31, 2022. As our excess liquidity held at the Federal Reserve was invested into higher yielding investments, our balance at the Federal Reserve averaged $795.8 million for 2022, compared to $1.92 billion for 2021. Investment securities were $5.94 billion on average in 2022, a $1.88 billion increase compared to 2021. During 2022, we purchased approximately $1.76 billion in investment securities, with expected non-TE weighted average yield of approximately 2.94%. Overall, the tax-equivalent yield on securities grew from 1.56% in 2021 to 2.03% in 2022.

Interest expense of $9.2 million for 2022 increased $3.1 million, or 50.58%, compared to $6.1 million for 2021. Although short-term interest rates were 425 basis points higher by the end of 2022 in comparison to the end of the prior year, the average rate paid on interest-bearing liabilities increased by four basis points, to 0.16% for 2022 from 0.12% for 2021. As interest-bearing deposit costs only increased by one basis point, this four basis point increase was the result of overnight borrowings during the fourth quarter of 2022. Average interest-bearing liabilities were $589.9 million higher for 2022 when compared to 2021. On average, noninterest-bearing deposits were 62.85% of our total deposits for 2022, compared to 62.83% for 2021. Our overall cost of funds increased by one basis point compared to 2021, partially due to growth in average noninterest-bearing deposits of $1.02 billion, compared to the increase in average interest-bearing deposits of $600.0 million. Due to recent increases in market rates, we experienced some pressure to increase deposit rates, as reflected in our interest-bearing deposit costs increasing from 13 basis points in the third quarter to 22 basis points in the fourth quarter of 2022.

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

Interest income from investment securities was $60.4 million for 2021, a $10.2 million, or 20.23%, increase from $50.3 million for 2020. Investment income growth resulted from higher levels of investment securities as a result of purchases of investment securities funded by the growth in the Bank's deposits. This increase was the net result of a $1.55 billion increase in average investment securities, partially offset by a 51 basis point decline in the non TE yield on securities, compared to 2020. The significant decline in interest rates from 2020 to 2021 decreased yields on investment securities due partly to higher levels of premium amortization, as well as lower yields on investments purchased during the years of 2020 and 2021. We continued to maintain a significant amount of funds at the Federal Reserve in 2021. Our Federal Reserve balance averaged more than $1.9 billion for 2021, which was $857,000 greater than the average for 2020.

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

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge (credit) to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

We recorded provision for credit losses of $10.6 million in 2022 due to both core loan growth of approximately $600 million and a deteriorating economic forecast of key macroeconomic variables. During 2022, we experienced credit charge-offs of $197,000 and total recoveries of $1.1 million, resulting in net recoveries of $893,000. A $25.5 million recapture of provision for credit losses was recorded for the year ended December 31, 2021, resulting from improvements in our economic forecast that resulted from the unprecedented impact and uncertainty of the pandemic in 2020. This recapture, generally reversed the increase in the allowance for credit loss for 2020 that was due to the severe economic disruption forecasted as a result of the onset of the COVID-19 pandemic. For 2021, we experienced credit charge-offs of $3.4 million and total recoveries of $198,000, resulting in net charge-offs of $3.2 million. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as downside forecasts. We continue to have the largest individual scenario weighting on the baseline forecast, with downside risks weighted among multiple forecasts. As of December 31, 2022, the resulting weighted forecast assumes GDP will increase by 0.3% in 2023, including a decline in GDP for the first half of 2023, followed by modest growth of 1.3% for 2024 and then grow by 2.8% in 2025. The unemployment rate is forecasted to be 4.8% in 2023, 5.1% in 2024 and then decline to 4.5% in 2025.

No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact from the recent rise in interest rates, geopolitical events in Europe, and global inflation will have on future interest rates, unemployment, the overall economy and resulting impact on our customers. See “Allowance for Credit Losses” under Analysis of Financial Condition herein.

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

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	Year Ended December 31,			2022		2021
	2022	2021	2020	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$21,382	$17,152	$16,561	$4,230	24.66%	$591	3.57%
Trust and investment services	11,518	11,571	9,978	(53)	(0.46)%	1,593	15.97%
Bankcard services	1,470	1,789	1,886	(319)	-17.83%	(97)	-5.14%
BOLI income	5,356	8,500	8,100	(3,144)	(36.99)%	400	4.94%
Swap fee income	—	382	5,025	(382)	-100.00%	(4,643)	(92.40)%
Gain on OREO, net	—	1,177	388	(1,177)	(100.00)%	789	203.35%
Gain on sale of building, net	2,717	189	1,680	2,528	1337.57%	(1,491)	-88.75%
Other	7,546	6,625	6,252	921	13.90%	373	5.97%
Total noninterest income	$49,989	$47,385	$49,870	$2,604	5.50%	$(2,485)	-4.98%

2022 Compared to 2021

The $2.6 million increase in noninterest income included an increase of $4.2 million, or 24.66%, in service charges on deposit accounts, $2.4 million in net gain on the sale of one of our properties, and a $2.1 million gain from a distribution related to one of our CRA investments. Income from BOLI declined by $3.1 million from the prior year, as we incurred a $2.7 million decline in the market value of separate account life insurance policies that are used to fund our deferred compensation liabilities. Offsetting the $2.1 million gain on a CRA investment, 2022 also included a $1.1 million decrease in certain CRA investments due to valuation changes. Noninterest income for 2021 included $1.2 million net gain on the sale of three OREO properties and $890,000 for recovery of an acquired loan charged off prior to a previous acquisition.

The Bank enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of the swaps primarily offset each other resulting in swap fee income (refer to Note 20 — Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information). Swap fee income decreased $382,000 compared to 2021, as there were no executed swap agreements related to new loan originations for 2022. Generally speaking, our volume of interest rate swaps is impacted by the shape of the yield curve, with a relatively flat yield curve more conducive to a higher volume of swaps, while an inverted yield curve less conducive. We executed on swap agreements related to new loan originations with a notional amount totaling $25.3 million for 2021.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2022, CitizensTrust had approximately $2.9 billion in assets under management and administration, including $1.92 billion in assets under management. CitizensTrust generated fees of $11.5 million for 2022, which were nearly flat compared to $11.6 million for 2021. Market conditions have continued to negatively impact assets under management and trust fee income. Additionally, a large trust relationship with more than $800 million in assets was transitioned to a financial institution outside of California. The transition was completed by the end of 2022, with the impact on fee income expected to be reflected in 2023. Offsetting this transfer of assets and the impact of the market on our assets under management and administration, was the growth in managed assets from $350 million of our customer deposits that are now being managed by CitizensTrust in various liquidity strategies.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. The policies consist of general account, separate account, and hybrid policies. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Income from our BOLI policies for 2022 included $3.6 million of death benefits that exceeded cash surrender values, compared to $3.9 million of death benefits for 2021.

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

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	Year Ended December 31,			2022		2021
	2022	2021	2020	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$131,596	$117,871	$119,759	$13,725	11.64%	$(1,888)	(1.58)%
Occupancy	18,825	16,765	16,677	2,060	12.29%	88	0.53%
Equipment	3,912	2,991	3,945	921	30.79%	(954)	(24.18)%
Professional services	9,362	7,967	9,460	1,395	17.51%	(1,493)	(15.78)%
Computer software expense	13,503	11,584	11,302	1,919	16.57%	282	2.50%
Marketing and promotion	6,296	4,623	4,488	1,673	36.19%	135	3.01%
Amortization of intangible assets	7,566	8,240	9,352	(674)	-8.18%	(1,112)	-11.89%
Telecommunications expense	2,193	2,105	2,566	88	4.18%	(461)	-17.97%
Regulatory assessments	5,477	4,695	2,375	782	16.66%	2,320	97.68%
Insurance	1,968	1,840	1,636	128	6.96%	204	12.47%
Loan expense	1,041	1,113	1,159	(72)	-6.47%	(46)	-3.97%
OREO expense	(3)	49	1,247	(52)	-106.12%	(1,198)	(96.07)%
Recapture of provision for unfunded loan commitments	—	(1,000)	—	1,000	100.00%	(1,000)	—
Directors’ expenses	1,426	1,539	1,420	(113)	-7.34%	119	8.38%
Stationery and supplies	988	962	1,172	26	2.70%	(210)	-17.92%
Acquisition related expenses	6,013	962	—	5,051	525.05%	962	-
Other	6,392	7,481	6,345	(1,089)	-14.56%	1,136	17.90%
Total noninterest expense	$216,555	$189,787	$192,903	$26,768	14.10%	$(3,116)	-1.62%

Noninterest expense to average assets	1.28%	1.24%	1.49%
Efficiency ratio (1)	38.98%	41.09%	41.40%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.28% for 2022, compared to 1.24% for 2021 and 1.49% for 2020, respectively. The increase in this ratio from 2021 to 2022, reflects the impact of inflationary pressures on staff related expenses and payments to vendors. In addition, we continued to invest in technology to enhance the products and services offered to our customers, as well as automation of administrative processes throughout the Bank. The decline in this ratio for 2021 compared with 2020 reflects the $2.42 billion growth in average assets that resulted primarily from $2.18 billion in average deposit growth that fueled an average balance at the Federal Reserve of $1.92 billion.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 38.98% for 2022, compared to 41.09% for 2021 and 41.40% for 2020. The decline in the efficiency ratio in 2022 was primarily due to the expansion of the net interest margin.

2022 Compared to 2021

Noninterest expense of $216.6 million for the year ended December 31, 2022 was $26.8 million higher than 2021. The year-over-year increase included a $13.7 million increase in salaries and employee benefits, which included additional compensation related expenses for the newly hired and former Suncrest associates. Occupancy and equipment increased by $3.0 million due to the addition of seven banking centers resulting from the acquisition of Suncrest, two of which were subsequently consolidated by the end of the second quarter of 2022. Acquisition expense related to the merger of Suncrest was $6.0 million for 2022, compared with $962,000 for 2021. The increase in software expense of $1.9 million, included costs associated with the continued use of Suncrest's legacy banking systems, prior to conversions, as well as continued investments in technology. A $1.7 million increase in marketing and promotion expense for 2022 was primarily due to the impact that the COVID-19 pandemic had on marketing and promotional events in 2021. Professional service expense grew by $1.4 million, including increased costs for legal and employee recruiting of $854,000. The year-over-year increase also included a $1.0 million recapture of provision for unfunded loan commitments recorded in 2021.

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

Income Taxes

The Company’s effective tax rate for the year ended December 31, 2022 was 28.30%, compared with 28.60% and 29.00% for the year ended December 31, 2021 and 2020, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income as well as available tax credits. Refer to Note 11 — Income Taxes of the notes to consolidated financial statements for more information.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $16.48 billion at December 31, 2022 increased $592.8 million, or 3.73%, from total assets of $15.88 billion at December 31, 2021. Interest-earning assets of $14.97 billion at December 31, 2022, increased by $287.5 million, or 1.96%, when compared with $14.68 billion at December 31, 2021. The increase in interest-earning assets included a $1.19 billion increase in total loans and a $699.6 million increase in investment securities, partially offset by a $1.60 billion decrease in interest-earning balances due from the Federal Reserve.

On January 7, 2022, we completed the acquisition of Suncrest with approximately $1.38 billion in total assets, acquired at fair value, and seven banking centers. The increase in total assets at December 31, 2022 included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in bank-owned life insurance. The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit intangibles. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration.

Total liabilities were $14.53 billion at December 31, 2022, an increase of $725.8 million, or 5.26%, from total liabilities of $13.80 billion at December 31, 2021. Total deposits declined by $140.2 million, or 1.08%. We had borrowings of $995 million overnight from the Federal Home Loan Bank as of December 31, 2022. The seasonal increase in dairy & livestock loans that occurs every year end, as well as a decrease in deposits late in 2022, driven by the higher interest rates and an inflationary environment, as well as seasonal declines in deposits, resulted in higher levels of borrowing at year end. Total equity decreased $133.0 million, or 6.39%, to $1.95 billion at December 31, 2022, compared to total equity of $2.08 billion at December 31, 2021. Increases to equity during 2022, included $197.1 million for the issuance of 8.6 million shares to acquire Suncrest and $235.4 million in net earnings. Decreases included $108.1 million in cash dividends and a $350.8 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for our ongoing operations. At December 31, 2022, total investment securities were $5.81 billion. This represented an increase of $699.6 million, or 13.69%, from total investment securities of $5.11 billion at December 31, 2021. The increase in investment securities was primarily due to new securities purchased in excess of the cash outflow from the portfolio in 2022. At December 31, 2022, investment securities HTM totaled $2.55 billion. At December 31, 2022, our AFS investment securities totaled $3.26 billion, inclusive of a pre-tax net unrealized loss of $500.1 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $352.2 million. The changes in the net unrealized holding gain (loss) resulted primarily from fluctuations in market interest rates. For the years ended December 31, 2022 and 2021, repayments/maturities of investment securities totaled $661.5 million and $928.4 million, respectively. The Company purchased additional investment securities totaling $1.76 billion and $3.16 billion for the years ended December 31, 2022 and 2021, respectively. There were no investment securities sold during the years ended December 31, 2022 and 2021.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	December 31,
	2022		2021
	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Mortgage-backed securities	$2,789,141	85.68%	$2,563,214	80.50%
CMO/REMIC	439,303	13.49%	590,158	18.53%
Municipal bonds	25,687	0.79%	29,468	0.93%
Other securities	1,080	0.04%	1,083	0.04%
Total available-for-sale securities	$3,255,211	100.00%	$3,183,923	100.00%

	December 31,
	2022		2021
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$548,771	21.48%	$576,899	29.95%
Mortgage-backed securities	706,796	27.67%	647,390	33.61%
CMO/REMIC	827,346	32.39%	490,670	25.48%
Municipal bonds	471,388	18.46%	211,011	10.96%
Total held-to-maturity securities	$2,554,301	100.00%	$1,925,970	100.00%
Fair Value	$2,155,587		$1,921,693

The maturity distribution of the AFS and HTM portfolios consist of the following as of the date presented.

	December 31, 2022
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$171	$321,976	$1,392,229	$1,074,766	$2,789,141	85.68%
CMO/REMIC	—	7,003	10,795	421,505	439,303	13.50%
Municipal bonds (1)	332	1,587	17,484	6,284	25,687	0.79%
Other securities	1,080	—	—	—	1,080	0.03%
Total	$1,583	$330,565	$1,420,508	$1,502,555	$3,255,211	100.00%
Weighted average yield:
Mortgage-backed securities	3.45%	2.87%	1.82%	2.46%	2.19%
CMO/REMIC	—	2.66%	2.85%	1.56%	1.61%
Municipal bonds (1)	5.13%	3.63%	2.38%	2.50%	2.53%
Other securities	2.51%	—	—	—	2.51%
Total	3.16%	2.87%	1.83%	2.21%	2.11%

(1)
The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax-equivalent yield at December 31, 2022 was 3.20%.

	December 31, 2022
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$130,290	$418,481	$548,771	21.48%
Mortgage-backed securities	—	20,903	31,924	653,969	706,796	27.67%
CMO/REMIC	—	—	—	827,346	827,346	32.39%
Municipal bonds (1)	2,000	20,992	101,338	347,058	471,388	18.46%
Total	$2,000	$41,895	$263,552	$2,246,854	$2,554,301	100.00%
Weighted average yield:
Government agency/GSE	—	—	1.52%	1.90%	1.81%
Mortgage-backed securities	—	1.87%	2.67%	2.46%	2.45%
CMO/REMIC	—	—	—	1.89%	1.89%
Municipal bonds (1)	2.58%	2.72%	2.47%	2.68%	2.63%
Total	2.58%	2.30%	2.02%	2.18%	2.16%

(1)
The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax equivalent yield at December 31, 2022 was 3.33%.

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

The weighted-average yield on the total investment portfolio at December 31, 2022 was 2.13% with a weighted-average life of 6.9 years. This compares to a weighted-average yield of 1.71% at December 31, 2021 with a weighted-average life of 5.5 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 91% of the securities in the total investment portfolio, at December 31, 2022, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2022, approximately $43.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers as of the dates presented.

	December 31,
	2022		2021
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal National Mortgage Association	$2,335,820	$2,027,891	$1,889,580	$1,894,361
Federal Home Loan Mortgage Corporation	1,660,357	1,441,555	1,459,217	1,461,769
Government National Mortgage Association	1,346,251	1,122,055	1,028,444	1,010,558

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state as of the dates presented.

	December 31, 2022
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,030	41.2%	$10,443	40.7%
Connecticut	5,623	21.0%	5,497	21.4%
Massachusetts	4,141	15.5%	3,953	15.4%
Maine	1,498	5.6%	1,432	5.6%
Ohio	1,430	5.3%	1,335	5.2%
Wisconsin	1,171	4.4%	1,134	4.4%
All other states (2 states)	1,902	7.0%	1,892	7.3%
Total	$26,795	100.0%	$25,686	100.0%
Municipal Securities held-to-maturity:
Texas	$78,864	16.7%	$71,453	16.8%
Minnesota	45,589	9.7%	43,582	10.3%
California	44,570	9.5%	38,839	9.1%
Ohio	30,100	6.4%	26,845	6.3%
Massachusetts	27,212	5.8%	25,667	6.0%
Washington	28,898	6.1%	24,719	5.8%
All other states (27 states)	216,155	45.8%	193,509	45.7%
Total	$471,388	100.0%	$424,614	100.0%

	December 31, 2021
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,043	38.9%	$11,387	38.7%
Connecticut	5,639	19.9%	5,816	19.7%
Massachusetts	4,144	14.6%	4,341	14.7%
Iowa	2,341	8.2%	2,378	8.1%
Ohio	1,775	6.3%	1,821	6.2%
Maine	1,502	5.3%	1,569	5.3%
All other states (2 states)	1,921	6.8%	2,156	7.3%
Total	$28,365	100.0%	$29,468	100.0%
Municipal Securities held-to-maturity:
Minnesota	$38,905	18.4%	$39,724	18.5%
Texas	25,160	11.9%	25,083	11.7%
Massachusetts	20,667	9.8%	21,508	10.0%
Ohio	17,617	8.4%	18,105	8.4%
Washington	12,930	6.1%	13,369	6.2%
Tennessee	11,347	5.4%	11,217	5.2%
All other states (20 states)	84,385	40.0%	85,564	40.0%
Total	$211,011	100.0%	$214,570	100.0%

Under ASU 2016-13, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. As of December 31, 2022 and 2021, management determined that credit losses did not exist for securities in an unrealized loss position.

The following tables present the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2022 and December 31, 2021.

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	—	—	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)
Investment securities held-to-maturity:
Government agency/GSE	$179,348	$(39,866)	$255,080	$(74,477)	$434,428	$(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,465,647	$(15,099)	$44,244	$(806)	$1,509,891	$(15,905)
CMO/REMIC	450,393	(11,515)	53,745	(2,468)	504,138	(13,983)
Municipal bonds	—	—	—	—	—	—
Total available-for-sale securities	$1,916,040	$(26,614)	$97,989	$(3,274)	$2,014,029	$(29,888)

Refer to Note 5 – Investment Securities of the notes to the consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $9.08 billion at December 31, 2022, increased by $1.19 billion, or 15.11%, from $7.89 billion at December 31, 2021. The increase in total loans included $774.5 million of loans acquired from Suncrest in the first quarter of 2022. After adjusting for acquired loans and forgiveness of PPP loans, our core loans grew by $634.3 million, or 8.24% from December 31, 2021. The $634.3 million core loan growth included $514.4 million in commercial real estate loans, $51.2 million in commercial and industrial loans, $31.9 million in dairy & livestock and agribusiness loans, $25.1 million in SFR mortgage loans, $17.9 million in municipal lease financings, and $9.3 million in construction loans, partially offset by a decrease of $17.8 million in SBA loans. PPP loans decreased by $217.1 million, resulting in a remaining balance of $9.1 million at December 31, 2022.

Total loans, at amortized cost, comprised 60.65% of our total earning assets as of December 31, 2022. The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	December 31,
	2022	2021	2020	2019 (1)	2018
	(Dollars in thousands)
Commercial real estate	$6,884,948	$5,789,730	$5,501,509	$5,374,617	$5,394,229
Construction	88,271	62,264	85,145	116,925	122,782
SBA	290,908	288,600	303,896	305,008	350,043
SBA - PPP	9,087	186,585	882,986	—	—
Commercial and industrial	948,683	813,063	812,062	935,127	1,002,209
Dairy & livestock and agribusiness	433,564	386,219	361,146	383,709	393,843
Municipal lease finance receivables	81,126	45,933	45,547	53,146	64,186
SFR mortgage	266,024	240,654	270,511	283,468	296,504
Consumer and other loans	76,781	74,665	86,006	116,319	128,429
Gross loans (Non-PCI)	9,079,392	7,887,713	8,348,808	7,568,319	7,752,225
Less: Deferred loan fees, net (2)	—	—	—	(3,742)	(4,828)
Total loans, at amortized cost (Non-PCI)	9,079,392	7,887,713	8,348,808	7,564,577	7,747,397
Less: Allowance for credit losses	(85,117)	(65,019)	(93,692)	(68,660)	(63,409)
Net loans (Non-PCI)	$8,994,275	$7,822,694	$8,255,116	7,495,917	7,683,988
PCI Loans					17,214
Discount on PCI loans					—
Less: Allowance for credit losses					(204)
PCI loans, net					17,010
Total loans and lease finance receivables, net					$7,700,998

(1)
Beginning with June 30, 2019, PCI loans were accounted for and combined with Non-PCI loans and were reflected in total loans and lease finance receivables.
(2)
Beginning with March 31, 2020, gross loans are presented net of deferred loan fees (at amortized cost) by respective class of financing receivables.

As of December 31, 2022, $517.8 million, or 7.52% of the total commercial real estate loans included loans secured by farmland, compared to $364.4 million, or 6.29%, at December 31, 2021. The loans secured by farmland included $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022, compared to $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021. As of December 31, 2022, dairy & livestock and agribusiness loans of $433.6 million were comprised of $388.5 million for dairy & livestock loans and $45.1 million for agribusiness loans. This compares to $351.7 million for dairy & livestock loans and $34.5 million for agribusiness loans at December 31, 2021.

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

As of December 31, 2022, the Company had $211.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2022, the Company had $79.4 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we originated approximately 4,100 PPP loans totaling $1.10 billion in round one and originated approximately 1,900 PPP loans totaling $420 million in round two. As of December 31, 2022, the remaining outstanding balance of PPP loans totaled $9.1 million.

As of December 31, 2022, the Company had $88.3 million in construction loans. This represents 0.97% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at December 31, 2022.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of December 31, 2022.

	December 31, 2022
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,341,516	36.8%	$2,423,839	35.2%
Central Valley	2,224,652	24.5%	1,703,280	24.7%
Orange County	1,123,896	12.4%	708,688	10.3%
Inland Empire	1,047,693	11.5%	904,713	13.1%
Central Coast	480,415	5.3%	406,829	5.9%
San Diego	337,497	3.7%	333,227	4.9%
Other California	144,835	1.6%	96,977	1.4%
Out of State	378,888	4.2%	307,395	4.5%
	$9,079,392	100.0%	$6,884,948	100.0%

The table below breaks down our real estate portfolio.

	December 31, 2022
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Commercial real estate:	(Dollars in thousands)
Industrial	$2,279,901	33.1%	48.4%	$1,597
Office	1,175,126	17.1%	24.4%	1,723
Retail	981,746	14.3%	10.2%	1,719
Multi-family	793,810	11.5%	0.8%	1,527
Secured by farmland (2)	517,774	7.5%	98.9%	1,496
Medical	336,562	4.9%	34.2%	1,580
Other (3)	800,029	11.6%	45.2%	1,476
Total commercial real estate	$6,884,948	100.0%	36.1%	$1,600

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

At December 31, 2022, commercial real estate loans on retail properties comprised $981.7 million and approximately 14.3% of total commercial real estate loans. At origination, these loans on retail properties were underwritten with loan-to-values averaging approximately 48%. Approximately 30% of these loans were originated prior to 2017.

The table below provides the maturity distribution for held-for-investment total gross loans as of December 31, 2022. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Loan Portfolio by Type:
Commercial real estate	$342,975	$1,555,503	$4,986,470	$6,884,948
Construction	67,484	1,007	19,780	88,271
SBA	12,772	32,108	246,028	290,908
SBA - PPP	—	9,087	—	9,087
Commercial and industrial	309,877	344,912	293,894	948,683
Dairy & livestock and agribusiness	349,321	82,987	1,256	433,564
Municipal lease finance receivables	218	9,592	71,316	81,126
SFR mortgage	2,586	405	263,033	266,024
Consumer and other loans	4,997	18,570	53,214	76,781
Total gross loans	$1,090,230	$2,054,171	$5,934,991	$9,079,392
Amount of Loans based upon:
Fixed Rates	$301,754	$1,328,891	$3,893,435	$5,524,080
Floating or adjustable rates	788,476	725,280	2,041,556	3,555,312
Total loans, at amortized cost	$1,090,230	$2,054,171	$5,934,991	$9,079,392

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

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	December 31,
	2022	2021	2020	2019	2018 (1)
	(Dollars in thousands)
Nonaccrual loans	$4,930	$6,893	$14,347	$5,033	$16,442
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Nonperforming troubled debt restructured loans (TDRs)	—	—	—	244	3,509
Total nonperforming loans	4,930	6,893	14,347	5,277	19,951
OREO, net	—	—	3,392	4,889	420
Total nonperforming assets	$4,930	$6,893	$17,739	$10,166	$20,371
Performing TDRs	$7,817	$5,293	$2,159	$3,112	$3,594

Total nonperforming loans and performing TDRs	$12,747	$12,186	$16,506	$8,389	$23,545

Percentage of nonperforming loans and performing TDRs to total loans, at amortized cost	0.14%	0.15%	0.20%	0.11%	0.30%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.05%	0.09%	0.21%	0.13%	0.26%
Percentage of nonperforming assets to total assets	0.03%	0.04%	0.12%	0.09%	0.18%

(1)
Excludes PCI loans.

Troubled Debt Restructurings

Total TDRs were $7.8 million at December 31, 2022, compared to $5.3 million at December 31, 2021. At December 31, 2022, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.

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

The following table provides a summary of TDRs as of the dates presented.

	December 31,
	2022		2021
	Balance	Number of Loans	Balance	Number of Loans
	(Dollars in thousands)
Performing TDRs:
Commercial real estate	$—	—	$2,394	1
Construction	—	—	—	—
SBA	—	—	—	—
Commercial and industrial	4,826	4	1,885	3
Dairy & livestock and agribusiness	2,000	1	—	—
SFR mortgage	991	5	1,014	5
Consumer and other	—	—	—	—
Total performing TDRs	$7,817	10	$5,293	9

Nonperforming TDRs:
Commercial real estate	$—	—	$—	—
Construction	—	—	—	—
SBA	—	—	—	—
Commercial and industrial	—	—	—	—
Dairy & livestock and agribusiness	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other	—	—	—	—
Total nonperforming TDRs	$—	—	$—	—
Total TDRs	$7,817	10	$5,293	9

At December 31, 2022 and 2021, there was no ACL specifically allocated to TDRs. Impairment amounts identified are typically charged off against the allowance when deemed uncollectible. There were no charge-offs on TDRs for 2022 and 2021.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Nonperforming loans (1):
Commercial real estate	$2,657	$6,705	$6,843	$7,055	$3,607
Construction	—	—	—	—	—
SBA	443	1,065	1,075	1,575	1,034
SBA - PPP	—	—	—	2	—
Commercial and industrial	1,320	1,308	1,655	1,771	1,714
Dairy & livestock and agribusiness	477	1,007	3,354	2,655	—
SFR mortgage	—	—	—	167	380
Consumer and other loans	33	32	37	40	158
Total	$4,930	$10,117	$12,964	$13,265	$6,893
% of Total loans	0.05%	0.12%	0.15%	0.15%	0.09%

Past due 30-89 days:
Commercial real estate	$—	$—	$559	$565	$438
Construction	—	—	—	—	—
SBA	556	—	—	549	979
Commercial and industrial	—	—	—	6	—
Dairy & livestock and agribusiness	—	—	—	1,099	—
SFR mortgage	388	—	—	403	1,040
Consumer and other loans	175	—	—	—	—
Total	$1,119	$—	$559	$2,622	$2,457
% of Total loans	0.01%	—	0.01%	0.03%	0.03%

OREO:
Commercial real estate	$—	$—	$—	$—	$—
SBA	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Total nonperforming, past due, and OREO	$6,049	$10,117	$13,523	$15,887	$9,350
% of Total loans	0.07%	0.12%	0.16%	0.18%	0.12%

Classified Loans	$78,658	$63,651	$76,170	$64,108	$56,102

Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $4.9 million at December 31, 2022, or 0.05% of total loans. This compares to nonperforming loans of $6.9 million, or 0.09% of total loans, at December 31, 2021. The $2.0 million decrease in nonperforming loans was primarily due to decreases of $950,000 in nonperforming commercial real estate loans, $591,000 in nonperforming SBA loans, $394,000 in nonperforming commercial and industrial loans, and $380,000 in nonperforming SFR mortgage loans, offset by an increase of $477,000 in nonperforming dairy & livestock and agribusiness loans.

At December 31, 2022 and December 31, 2021, we had no OREO properties. There were no additions to OREO properties for 2022. During the fourth quarter of 2021, we acquired an OREO property, which was sold during the fourth quarter of 2021 at a net gain of approximately $700,000.

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

Allowance for Credit Losses

We adopted CECL on January 1, 2020, which replaced the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 3 – Summary of Significant Accounting Policies of the notes to the consolidated financial statements. The allowance for credit losses totaled $85.1 million as of December 31, 2022, compared to $65.0 million as of December 31, 2021. Our allowance for credit losses at December 31, 2022 was 0.94% of total loans. The ACL increased by $20.1 million for 2022, compared to December 31, 2021, including $8.6 million for the acquired Suncrest PCD loans and $10.6 million in provision for credit losses for 2022. Net recoveries were $893,000 for 2022, which compares with net charge-offs of $3.2 million for 2021.

The allowance for credit losses as of December 31, 2022 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include OLTV, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Paycheck Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks, including a stagflation scenario, weighted among these multiple forecasts. Our weighted forecast at December 31, 2022 assumes GDP will increase by 0.3% in 2023, including a decline in GDP for the first half of 2023, followed by modest growth of 1.3% for 2024 and then grow by 2.8% in 2025. The unemployment rate is forecasted to be 4.8% in 2023, 5.1% in 2024 and then decline to 4.5% in 2025. When comparing the two largest loan pools, the Commercial and Industrial loan pool was more greatly impacted by the current forecast of macroeconomic variable, resulting in a larger change in the projected loss rate than the Commercial Real Estate pool. As there is continued uncertainty around the assumptions that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company's service areas and customers will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$65,019	$93,692	$68,660	$63,613	$59,585
Impact of adopting ASU 2016-13	—	—	1,840	—	—
Charge-offs:
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
SBA	(127)	(223)	(362)	(321)	(257)
Commercial and industrial	(66)	(3,019)	(195)	(48)	(10)
Dairy & livestock and agribusiness	—	(118)	—	(78)	—
SFR mortgage	—	—	—	—	(13)
Consumer and other loans	(4)	(11)	(109)	(7)	(11)
Total charge-offs	(197)	(3,371)	(666)	(454)	(291)
Recoveries:
Commercial real estate	—	—	—	—	—
Construction	12	58	11	12	2,506
SBA	107	23	72	9	20
Commercial and industrial	503	12	10	255	82
Dairy & livestock and agribusiness	468	—	—	19	19
SFR mortgage	—	79	206	196	51
Consumer and other loans	—	26	59	10	141
Total recoveries	1,090	198	358	501	2,819
Net recoveries (charged-offs)	893	(3,173)	(308)	47	2,528
Initial ACL for PCD loans at acquisition	8,605	—	—	—	—
Provision recorded at acquisition	4,932	—	—	—	—
Provision for (recapture of) credit losses	5,668	(25,500)	23,500	5,000	1,500
Allowance for credit losses at end of period	$85,117	$65,019	$93,692	$68,660	$63,613
Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,000	$9,000	$8,959	$8,959	$6,306
Impact of adopting ASU 2016-13	—	—	41	—	—
Estimated fair value of reserve for unfunded loan commitment assumed from Community Bank	—	—	—	—	2,903
(Recapture of) provision for unfunded loan commitments	—	(1,000)	—	—	(250)
Reserve for unfunded loan commitments at end of period	$8,000	$8,000	$9,000	$8,959	$8,959
Reserve for unfunded loan commitments to total unfunded loan commitments	0.46%	0.49%	0.54%	0.56%	0.51%
Amount of total loans at end of period (1)	$9,079,392	$7,887,713	$8,348,808	$7,564,577	$7,764,611
Average total loans outstanding (1)	$8,676,820	$8,065,877	$8,066,483	$7,552,505	$5,905,674
Net (charge-offs) recoveries to average total loans	0.01%	(0.04)%	(0.00)%	—	0.04%
Net (charge-offs) recoveries to total loans at end of period	0.01%	(0.04)%	(0.00)%	—	0.03%
Allowance for credit losses to average total loans	0.98%	0.81%	1.16%	0.91%	1.08%
Allowance for credit losses to total loans at end of period	0.94%	0.82%	1.12%	0.91%	0.82%
Net (charge-offs) recoveries to allowance for credit losses	1.05%	(4.88)%	(0.33)%	0.07%	3.97%
Net (charge-offs) recoveries to (recapture of) provision for credit losses	8.42%	12.44%	(1.31)%	0.94%	168.53%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $8.0 million for our off-balance sheet credit exposures as of December 31, 2022, compared to $8.0 million as of December 31, 2021. The second quarter of 2021 included $1.0 million in recapture of provision for unfunded loan commitments.

While we believe that the allowance at December 31, 2022 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Allowance for Credit Losses by Loan Type

	December 31,
	2022		2021		2020		2019		2018
	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans
	(Dollars in thousands)
Commercial real estate	$64,806	75.8%	$50,950	73.4%	$75,439	65.9%	$48,629	71.0%	$44,934	69.4%
Construction	1,702	1.0%	765	0.8%	1,934	1.0%	858	1.5%	981	1.6%
SBA	2,809	3.2%	2,668	3.6%	2,992	3.6%	1,453	4.0%	1,062	4.5%
SBA - PPP	—	0.1%	—	2.4%	—	10.6%	—	—	—	—
Commercial and industrial	10,206	10.5%	6,669	10.3%	7,142	9.7%	8,880	12.4%	7,520	12.9%
Dairy & livestock and agribusiness	4,400	4.8%	3,066	4.9%	3,949	4.4%	5,255	5.1%	5,215	5.1%
Municipal lease finance receivables	296	0.9%	100	0.6%	74	0.5%	623	0.7%	775	0.8%
SFR mortgage	366	2.9%	188	3.1%	367	3.2%	2,339	3.8%	2,196	3.8%
Consumer and other loans	532	0.8%	613	0.9%	1,795	1.1%	623	1.5%	726	1.7%
PCI loans	—	—	—	—	—	—	—	—	204	0.2%
Total	$85,117	100.0%	$65,019	100.0%	$93,692	100.0%	$68,660	100.0%	$63,613	100.0%

The ACL/Total Loan Coverage Ratio as of December 31, 2022 increased to 0.94%, compared to 0.82% as of December 31, 2021.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $12.84 billion at December 31, 2022. This represented a decrease of $140.1 million, or 1.08%, from total deposits of $12.98 billion at December 31, 2021. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	Year Ended December 31,
	2022		2021		2020
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$8,839,577	—	$7,817,627	—	$6,281,989	—
Interest-bearing deposits
Investment checking	747,944	0.06%	599,978	0.03%	478,458	0.08%
Money market	3,509,750	0.17%	3,114,222	0.12%	2,599,553	0.31%
Savings	608,809	0.05%	535,179	0.05%	452,595	0.09%
Time deposits	358,578	0.07%	375,666	0.32%	445,962	0.85%
Total deposits	$14,064,658		$12,442,672		$10,258,557

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits totaled $8.84 billion for 2022, representing an increase of $1.02 billion, or 13.07%, from average demand deposits of $7.82 billion for 2021. Average noninterest-bearing deposits represented 62.85% of total average deposits for 2022, compared to 62.83% of total average deposits for 2021.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $4.87 billion for 2022, representing an increase of $617.1 million, or 14.52%, from average savings deposits of $4.25 billion for 2021.

Average time deposits totaled $358.6 million for 2022, representing a decrease of $17.1 million, or 4.55%, from total average time deposits of $375.7 million for 2021.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2022.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2022
(Dollars in thousands)
3 months or less	$25,388
Over 3 months through 6 months	14,512
Over 6 months through 12 months	17,453
Over 12 months	21,615
Total	$78,968

Time deposits totaled $294.6 million at December 31, 2022, representing a decrease of $33.1 million, or 10.09%, from total time deposits of $327.7 million for December 31, 2021.

Borrowings

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
	(Dollars in thousands)
At December 31, 2022
Amount outstanding	$565,431	$—	$995,000	$1,560,431
Weighted-average interest rate	0.11%	—	4.65%	3.01%
Year ended December 31, 2022
Highest amount at month-end	$650,358	$—	$995,000	$1,645,358
Daily-average amount outstanding	$573,307	$—	$40,655	$613,962
Weighted-average interest rate	0.09%	—	4.48%	0.38%
At December 31, 2021
Amount outstanding	$642,388	$—	$2,281	$644,669
Weighted-average interest rate	0.08%	—	1.45%	0.09%
Year ended December 31, 2021
Highest amount at month-end	$659,579	$—	$5,000	$664,579
Daily-average amount outstanding	$610,479	$—	$2,008	$612,487
Weighted-average interest rate	0.09%	—	0.01%	0.09%
At December 31, 2020
Amount outstanding	$439,406	$—	$5,000	$444,406
Weighted-average interest rate	0.10%	—	—	0.10%
Year ended December 31, 2020
Highest amount at month-end	$501,881	$—	$10,000	$511,881
Daily-average amount outstanding	$479,956	$—	$5,674	$485,630
Weighted-average interest rate	0.24%	—	0.04%	0.23%

At December 31, 2022, our borrowings included $565.4 million of repurchase agreements and $995.0 million in overnight borrowings with the FHLB at an interest rate of 4.65%. At December 31, 2021, our borrowings included $642.4 million in repurchase agreements and $2.3 million in other short-term borrowing at an interest rate of 1.45%.

We offer a repurchase agreement product to our deposit customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2022, total funds borrowed under these agreements were $565.4 million with a weighted average interest rate of 0.11%, compared to $642.4 million with a weighted average rate of 0.08% as of December 31, 2021.

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

At December 31, 2022, $4.30 billion of loans and $2.90 billion of investment securities, at carrying value, were pledged to secure public deposits of $1.07 billion, short and long-term borrowings, and for other purposes as required or permitted by law, with a remaining borrowing capacity at December 31, 2022 of $10.11 billion.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2022.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,836,245	$12,800,385	$28,158	$7,442	$260
Customer repurchase agreements (1)	565,431	565,431	—	—	—
Deferred compensation	22,092	578	1,149	1,152	19,213
Operating leases	25,957	7,168	11,404	6,582	803
Affordable housing investment	6,129	2,324	3,588	28	189
Total	$13,455,854	$13,375,886	$44,299	$15,204	$20,465

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2022.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$421,938	$53,915	$166,421	$169,471	$32,131
Construction	45,491	39,612	2,469	—	3,410
SBA	441	29	—	—	412
SBA - PPP	—	—	—	—	—
Commercial and industrial	895,811	668,072	165,137	8,569	54,033
Dairy & livestock and agribusiness (1)	193,346	136,936	56,409	1	—
Municipal lease finance receivables	—	—	—	—	—
SFR Mortgage	6,724	—	4,163	—	2,561
Consumer and other loans	120,143	9,652	11,048	4,200	95,243
Total commitment to extend credit	1,683,894	908,216	405,647	182,241	187,790
Obligations under letters of credit	50,269	22,566	27,685	—	18
Total	$1,734,163	$930,782	$433,332	$182,241	$187,808

(1)
Total commitments to extend credit to agribusiness were $35.6 million at December 31, 2022.

As of December 31, 2022, we had commitments to extend credit of approximately $1.73 billion, and obligations under letters of credit of $50.3 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of December 31, 2022 and December 31, 2021, the balance in this reserve was $8.0 million and $8.0 million, respectively, and was included in other liabilities. There was no provision or recapture of provision for unfunded commitments for the year ended December 31, 2022. The second quarter of 2021 included a $1.0 million recapture of provision for unfunded loan commitments.

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

Total equity decreased $133.0 million, or 6.39%, to $1.95 billion at December 31, 2022, compared to total equity of $2.08 billion at December 31, 2021. Increases to equity during 2022, included $197.1 million for the issuance of 8.6 million shares to acquire Suncrest and $235.4 million in net earnings. Decreases included $108.1 million in cash dividends and a $350.8 million decrease in other comprehensive income from the tax effected impact of the decline in market value of available-for-sale securities. During 2022, we executed on a $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. We also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. Our tangible book value per share at December 31, 2022 was $8.30.

During 2022, the Board of Directors of CVB declared quarterly cash dividends totaling $0.77 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buyback arrangements, including open market purchases and private transactions. We completed the execution of the $70 million accelerated stock repurchase program in the second quarter of 2022, and retired a total of 2,993,551 shares of common stock at an average price of $23.38. During 2022, we also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. As of December 31, 2022, we had 5,091,859 shares of CVB common stock available for repurchase under the 2022 Repurchase Program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum plus the fully phased in Capital Conservation buffer of 2.5% of 10.5% for total risk-based capital ratio, a Tier 1 risk-based capital ratio of 8.5% and a common equity Tier 1 (“CET1”) capital ratio of 7.0%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2022, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business—Regulation and Supervision—Capital Adequacy Requirements”.

At December 31, 2022, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				December 31, 2022		December 31, 2021
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.53%	9.42%	9.18%	8.90%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	13.55%	13.39%	14.86%	14.41%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	13.55%	13.39%	14.86%	14.41%
Total risk-based capital ratio	8.00%	10.50%	10.00%	14.37%	14.22%	15.63%	15.18%

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

Natural disasters, such as storms, earthquakes, drought and other weather conditions, effects of pandemics, and problems related to possible climate changes, social unrest or protest, may from time-to-time cause or create the risk of damage to facilities, buildings, property or other assets of Bank customers, borrowers or municipal debt issuers. This could in turn affect their financial condition or results of operations and as a consequence their ability or capacity to repay debt or fulfill other obligations to the Bank.

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

SBA loans require credit structures that conform to the various requirements of the SBA programs specific to the type of loan request and the Bank’s loan policy as it relates to these loans. The SBA 7(a) loans are similar to the commercial and industrial loans that are tailored to the specific purpose of the business loan, involving a thorough analysis of the borrower’s business, cash flow, collateral, industry risks, economic risks, credit, character, and guarantor support for both the Bank and the SBA. Once granted the SBA 7(a) loans require the Bank to follow SBA servicing guidelines to maintain the SBA guaranty which typically ranges from 75% to 90% depending on the type of 7(a) loan. SBA 504 loans are similar to the Bank’s Owner-occupied real estate loans. As such they are primarily based upon the capacity and stability of the cash flow generated by the occupying business and the market value of the collateral, among other things. When the Bank funds an SBA 504 transaction, which includes the 50% - 65% first trust deed loan and the 25% - 40% second trust deed loan, the initial risk is centered in completing the SBA’s requirements to provide for the payoff of the second trust deed loan from the subordinated debenture. Once the 504 second is paid off, the remaining first trust deed loan is then managed under the same requirements applied to the Bank’s owner-occupied commercial real estate loan. It should be noted that both the SBA 7(a) and 504 programs provide loans for commercial real estate acquisition. However, the terms and advances rates available under the 7(a) program are outside of the Bank’s standard loan programs and risk profile and therefore require a credit enhancement in the form of the SBA guaranty. Additionally, the interest rates for the 7(a) program are typically variable and can adjust as often as monthly with quarterly adjustment the most typical. SBA 504 loan interest rates for the first trust deed loan are at the Bank’s discretion and subject to competitive pressures from other banks.

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain Allowance for Credit Losses ("ACL") by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. In this regard, it is important to note that the Bank’s practice with regard to these loans, including modified loans or troubled debt restructurings that are classified as impaired, is to generally charge off any loss amount against the ACL upon evaluating the loan at the time a probable loss becomes recognized. As such, the Bank’s specific allowance for loans, including troubled debt restructurings, is relatively low since any known loss amount will generally have been charged off.

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

Loans are risk rated into the following categories: Pass, Special Mention, Substandard, Doubtful, and Loss. Each of these groups is assessed and appropriate amounts used in determining the adequacy of our ACL. The Impaired and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formulae used to determine the needed allowance amount.

The Company obtains a semi-annual independent credit review by engaging an outside party to review a sample of our loans and leases. The primary purpose of this review is to evaluate our existing loan ratings.

Refer to additional discussion concerning loans, nonperforming assets, allowance for credit losses and related tables under the Analysis of Financial Condition contained herein.

Transaction Risk

Transaction risk is the risk to earnings or capital arising from problems in service, activity or product delivery. This risk is significant within any bank and is interconnected with other risk categories in most activities throughout the Company. Transaction risk is a function of internal controls, information systems, associate integrity, and operating processes. Transaction risk is also referred to as operating or operational risk. It arises daily throughout the Company as transactions are processed. It pervades all divisions, departments and centers and is inherent in all products and services we offer.

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

Compliance Risk Management

Compliance risk (also known as Regulatory risk) is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards. Compliance risk also arises in situations where the laws or rules governing certain products or activities of the Bank’s customers, vendors or business partners may be ambiguous or untested. Compliance risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can also lead to a diminished reputation, reduced business value, limited business opportunities, lessened expansion potential, and lack of contract enforceability. The Company utilizes independent compliance audits as a means of assessing the effectiveness and identifying weaknesses in the compliance program.

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

Our Risk Management Policy and Program includes a risk-based audit program aimed at identifying internal control deficiencies and weaknesses. The Compliance Management Program includes a monitoring process to address external and internal risks, including regulatory change management, the evolving products and services, and strategies of the front-line units and control functions. Additionally, in-depth audits are performed by our internal audit department under the direction of our Chief Audit Executive and supplemented by independent external firms. Annually, an Audit Plan for the Company is developed and presented for approval to the Audit Committee of the Board.

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

Our primary sources and uses of funds for the Company are deposits and loans. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. Total deposits of $12.84 billion at December 31, 2022 decreased $141.2 million, or 1.08%, over total deposits of $12.98 billion at December 31, 2021. The combination of seasonal growth in dairy and livestock loans, seasonal deposit declines, slow down in the housing market reducing deposit levels for our title and escrow customers, as well as inflationary pressures on our customers operations combined to decrease our deposit levels late in 2022, resulting in borrowing $995,000 million in overnight from the Federal Home Loan Bank.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. Our balance sheet has significant liquidity and our loans are primarily funded with core deposits. Furthermore, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the

Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit exceeding $4 billion, most of which is secured by pledged loans. The sale of investment securities can also serve as a contingent source of funds. We can obtain additional liquidity from deposit growth by offering competitive interest rates on deposits from both our local and national wholesale markets. At December 31, 2022, we had $995.0 million in overnight borrowings.

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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2022 and 2021. For further details, see our “Consolidated Statements of Cash Flows” under Part IV consolidated financial statements of this report.

Consolidated Summary of Cash Flows

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Average cash and cash equivalents	$978,454	$2,078,439
Percentage of total average assets	5.79%	13.54%
Net cash provided by operating activities	$273,731	$195,242
Net cash used in investing activities	(1,176,966)	(1,730,491)
Net cash (used in) provided by financing activities	(625,852)	1,309,637
Net (decrease) increase in cash and cash equivalents	$(1,529,087)	$(225,612)

Average cash and cash equivalents decreased by $1.1 billion, or 52.92%, to $978.4 million for the year ended December 31, 2022, compared to $2.08 billion for 2021.

At December 31, 2022, cash and cash equivalents totaled $203.5 million. This represented a decrease of $1.53 billion, or 88.26%, from $1.73 billion at December 31, 2021.

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

The table below provides the actual balances as of December 31, 2022 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2022, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2022	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$3,255,211	1.97%	$1,583	$1,939	$49,207	$75,388	$3,127,094	$3,255,211
Investment securities held-to-maturity (1)	2,554,301	2.11%	2,000	13,750	15,790	12,151	2,510,610	2,155,587
Investment in FHLB stock	27,627	6.59%	—	—	—	—	27,627	27,627
Interest-earning deposits due from Federal Reserve and with other institutions	54,778	0.83%	54,778	—	—	—	—	54,778
Loans and lease finance receivables (2)	9,079,392	4.49%	1,090,230	443,464	402,356	472,937	6,670,405	8,160,069
Total interest-earning assets	$14,971,309		$1,148,591	$459,153	$467,353	$560,476	$12,335,736	$13,653,272
Interest-bearing liabilities:
Interest-bearing deposits	$4,671,881	0.13%	$4,636,021	$18,685	$9,473	$5,552	$2,150	$4,664,657
Borrowings	1,560,431	0.38%	1,560,431	—	—	—	—	1,444,659
Junior subordinated debentures	—	—	—	—	—	—	—	—
Total interest-bearing liabilities	$6,232,312		$6,196,452	$18,685	$9,473	$5,552	$2,150	$6,109,316

(1)
These include mortgage-backed securities which generally prepay before maturity. Includes TE adjustments utilizing a federal statutory rate of 21%.
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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 or 100 basis point downward shift in interest rates, depending on the level of current market rates. The simulation model uses a parallel yield curve shift that ramps rates up or down on a pro rata basis over the 12-month and 24-month time horizon.

The following depicts the Company’s net interest income sensitivity analysis for the periods presented below, when rates are ramped up 200bps or ramped down 200bps or 100bps over a 12-month time horizon.

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2022			December 31, 2021
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	2.32%	4.96%	+ 200 basis points	9.85%	16.84%
- 200 basis points	-2.28%	-6.83%	- 100 basis points	-4.30%	-4.99%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2022 and December 31, 2021, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

	December 31,
Instantaneous Rate Change	2022	2021
200 bp decrease in interest rates	-12.8%	N/A
100 bp decrease in interest rates	-4.4%	-14.1%
100 bp increase in interest rates	1.2%	5.3%
200 bp increase in interest rates	2.2%	11.8%
300 bp increase in interest rates	3.8%	13.6%
400 bp increase in interest rates	5.3%	16.8%

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
•
As of December 31, 2022, we had $339.0 million in Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings; and
•
At December 31, 2022, we had $995.0 million in short-term borrowings with the FHLB. Our secured borrowing capacity with the FHLB and FRB totaled $4.89 billion, of which $3.85 billion was available as of December 31, 2022.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We currently do not enter into futures, forwards, or option contracts. LIBOR is expected to be completely phased out by 2023, as such the Company continues to assess the impacts of this transition and exploring alternatives to use in place of LIBOR for various financial instruments, primarily related to our variable-rate loans and interest rate swap derivatives that are indexed to LIBOR. The Bank will use multiple alternative indices as replacements for LIBOR for new instruments originated after 2021.All remaining financial instruments indexed to LIBOR will be transitioned to a replacement index, primarily CME Term SOFR, prior to June 2023. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations presented elsewhere in this report. Our analysis of market risk and market-sensitive financial information contain forward looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2022.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CVB Financial Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited CVB Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

Irvine, California
February 28, 2023

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

During the fiscal quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 22, 2023, the Board of Directors of CVB Financial Corp. (“Company”) adopted the 2023 Executive Incentive Plan (“2023 Plan”) which was intended to replace the Company’s prior 2015 Executive Plan (“2015 Plan”). The primary purpose of both the 2015 Plan and 2023 Plan (each a “Plan” and, collectively, the “Plans”) is to set forth the relevant business criteria, metrics and parameters for the formulation of group or individual cash performance compensation plans for the Company’s executives.

The Board of Directors adopted the 2023 Plan in replacement of the 2015 Plan in order to eliminate Plan references to, and Plan provisions related to compliance with, the terms of Section 162(m) of the Internal Revenue Code, which had previously set forth requirements relating to tax deductibility for performance-based compensation in excess of $1 million to any individual for any fiscal year. As a result of amendments made to Section 162(m) by the federal Tax Cuts and Jobs Act of 2017, and corresponding legislation adopted by the State of California in 2019, performance-based compensation is no longer exempt from the $1 million limit on corporate deductibility of compensation, so the provisions of the 2015 Plan relating to compliance with Section 162(m) were no longer relevant.

In addition, in connection with modifying and updating its 2015 Plan, the Company has made several other changes in its 2023 Plan, including (i) deleting the fixed dollar maximum annual amount payable to any individual executive, which had been a requirement for performance-based compensation treatment under Section 162(m), (ii) specifying, as a range, the percentage payable as incentive compensation to a Plan participant from 10% to 200% of such participant’s base salary for the year in question, (iii) revising the list of business criteria used to formulate the objective metrics pursuant to which incentive compensation is payable to individual executives, and (iv) removing the requirement for shareholder approval of the Plan which was previously mandated by Section 162(m). “Business criteria” set forth in the 2023 Plan include, but are not limited to, total revenue, deposit growth, earnings per share, average demand deposits, average total loans, noninterest income, operating expense, net profit after tax, return on assets, return on common equity and organizational metrics. Business criteria may differ from 2023 Plan participant to participant and from annual award to annual award.

The foregoing description is qualified in its entirety by reference to the form of the 2023 Plan, a copy of which is included with this Form 10-K as Exhibit 10.12 and incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2022 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	490,133	(1) (2)	$19.25	(3)	5,476,877	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	490,133		$19.25		5,476,877

(1) Includes 172,313 performance-based restricted stock units. There are no restricted stock units outstanding.

(2) Assumes shares issued upon vesting of performance-based units vest at 100% of target number of units. Actual number of shares issued on vesting of performance units could be zero to 125% of the target number of units.

(3) Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1)	All Financial Statements Reference is made to the Index to Financial Statements on page 74 for a list of financial statements filed as part of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules Reference is made to the Index to Financial Statements on page 74 for the listing of supplementary financial statement schedules required by this item.

	(3)	Exhibits The listing of exhibits required by this item is set forth in the Index to Exhibits on page 80 of this Annual Report on Form 10-K.

(b)	Exhibits See Index to Exhibits on Page 80 of this Form 10-K.

(c)	Financial Statement Schedules There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit No.
2.1	Agreement and Plan of Reorganization and Merger by and among CVB Financial Corp., Citizens Business Bank and Suncrest Bank, dated July 27, 2021(1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Amended and Restated Bylaws of CVB Financial Corp. (3)
4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)
4.2	Description of CVB Financial Corp. Common Stock (5)
10.1	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(6)
10.2	Form of Indemnification Agreement (7)
10.3(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(8)
10.3(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(9)
10.3(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(10)
10.3(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(11)
10.3(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(12)
10.3(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(13)
10.3(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(14)
10.3(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(15)
10.4(a)	CVB Financial Corp. 2018 Equity Incentive Plan†(16)
10.4(b)	Form of Stock Option Agreement under 2018 Equity Incentive Plan†(17)
10.4(c)	Form of Restricted Stock Agreement under 2018 Equity Incentive Plan†(18)
10.4(d)	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan†(19)
10.5(a)	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007†(20)
10.5(b)	CVB Financial Corp. Deferred Compensation Plan effective December 1, 2020†(27)
10.6	CVB Financial Corp. 2015 Executive Incentive Plan†(21)
10.7	Amended and Restated Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated as of July 20, 2022. †(22)
10.8(a)	Offer letter for David C. Harvey, dated December 7, 2009†(23)
10.9(a)	Offer Letter for E. Allen Nicholson executed April 30, 2016†(24)
10.10(a)	Offer Letter for David Farnsworth dated July 1, 2016†(25)
10.11

Form of Severance Compensation Agreement by and between each of Yamynn De Angelis, David Farnsworth, David C. Harvey, E. Allen Nicholson, Richard Wohl and Citizens Business Bank, effective March 1, 2022. † (26)

10.12	CVB Financial Corp. 2023 Executive Incentive Plan* †
21	Subsidiaries of the Company *
23	Consent of KPMG LLP*
31.1	Certification of David A. Brager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of David A. Brager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL

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
(21)
Incorporated herein by reference to Exhibit A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 3, 2015.
(22)
Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 21, 2022.
(23)
Incorporated herein by reference to Exhibit 10.21(A) to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
(24)
Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2016.
(25)
Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 9, 2016.
(26)
Incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
(27)
Incorporated herein by reference to Exhibit 10.5(b) to our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2023.

CVB FINANCIAL CORP.

By:	/s/ DAVID A. BRAGER
David A. Brager
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAL W. OSWALT	Chairman of the Board	February 28, 2023
Hal W. Oswalt

/s/ GEORGE A. BORBA, JR.	Vice Chairman	February 28, 2023
George A. Borba, Jr.

/s/ STEPHEN A. DEL GUERCIO	Director	February 28, 2023
Stephen A. Del Guercio

/s/ ANNA KAN	Director	February 28, 2023
Anna Kan

/s/ KIMBERLY SHEEHY	Director	February 28, 2023
Kimberly Sheehy

/s/ JANE OLVERA	Director	February 28, 2023
Jane Olvera

/s/ RAYMOND V. O’BRIEN III	Director	February 28, 2023
Raymond V. O’Brien III

/s/ DAVID A. BRAGER	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
David A. Brager

/s/ E. ALLEN NICHOLSON	Chief Financial Officer (Principal Financial Officer )	February 28, 2023
E. Allen Nicholson

/s/ FRANCENE LaPOINT	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Francene LaPoint

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2022	2021
Assets
Cash and due from banks	$158,236	$90,012
Interest-earning balances due from Federal Reserve	45,225	1,642,536
Total cash and cash equivalents	203,461	1,732,548
Interest-earning balances due from depository institutions	9,553	25,999
Investment securities available-for-sale, at fair value (with amortized cost of $3,755,297 at December 31, 2022, and $3,185,249 at December 31, 2021)	3,255,211	3,183,923
Investment securities held-to-maturity (with fair value of $2,155,587 at December 31, 2022, and $1,921,693 at December 31, 2021)	2,554,301	1,925,970
Total investment securities	5,809,512	5,109,893
Investment in stock of Federal Home Loan Bank (FHLB)	27,627	17,688
Loans and lease finance receivables	9,079,392	7,887,713
Allowance for credit losses	(85,117)	(65,019)
Net loans and lease finance receivables	8,994,275	7,822,694
Premises and equipment, net	46,698	49,096
Bank owned life insurance (BOLI)	255,528	251,570
Accrued interest receivable	46,692	34,204
Intangibles	21,742	25,394
Goodwill	765,822	663,707
Income taxes	186,684	32,603
Other assets	108,946	118,301
Total assets	$16,476,540	$15,883,697
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$8,164,364	$8,104,056
Interest-bearing	4,671,881	4,872,386
Total deposits	12,836,245	12,976,442
Customer repurchase agreements	565,431	642,388
Other borrowings	995,000	2,281
Deferred compensation	22,092	20,879
Payable for securities purchased	—	50,340
Other liabilities	109,255	109,864
Total liabilities	14,528,023	13,802,194
Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,818,703 at December 31, 2022 and 135,526,025 at December 31, 2021	1,300,466	1,209,903
Retained earnings	1,002,847	875,568
Accumulated other comprehensive (loss) income, net of tax	(354,796)	(3,968)
Total stockholders' equity	1,948,517	2,081,503
Total liabilities and stockholders' equity	$16,476,540	$15,883,697

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Loans and leases, including fees	$389,192	$356,594	$377,402
Investment securities:
Investment securities available-for-sale	68,508	38,273	36,052
Investment securities held-to-maturity	49,048	22,175	14,223
Total investment income	117,556	60,448	50,275
Dividends from FHLB stock	1,207	1,019	978
Interest-earning deposits with other institutions	6,713	2,569	1,682
Total interest income	514,668	420,630	430,337
Interest expense:
Deposits	6,830	5,346	12,602
Borrowings and customer repurchase agreements	2,325	548	1,131
Junior subordinated debentures	—	186	551
Total interest expense	9,155	6,080	14,284
Net interest income before provision for (recapture of) credit losses	505,513	414,550	416,053
Provision for (recapture of) credit losses	10,600	(25,500)	23,500
Net interest income after provision for (recapture of) credit losses	494,913	440,050	392,553
Noninterest income:
Service charges on deposit accounts	21,382	17,152	16,561
Trust and investment services	11,518	11,571	9,978
Bankcard services	1,470	1,789	1,886
BOLI income	5,356	8,500	8,100
Gain on OREO, net	—	1,177	388
Gain on sale of building, net	2,717	189	1,680
Other	7,546	7,007	11,277
Total noninterest income	49,989	47,385	49,870
Noninterest expense:
Salaries and employee benefits	131,596	117,871	119,759
Occupancy and equipment	22,737	19,756	20,622
Professional services	9,362	7,967	9,460
Computer software expense	13,503	11,584	11,302
Marketing and promotion	6,296	4,623	4,488
(Recapture of) provision for unfunded loan commitments	—	(1,000)	—
Amortization of intangible assets	7,566	8,240	9,352
Acquisition related expenses	6,013	962	—
Other	19,482	19,784	17,920
Total noninterest expense	216,555	189,787	192,903
Earnings before income taxes	328,347	297,648	249,520
Income taxes	92,922	85,127	72,361
Net earnings	$235,425	$212,521	$177,159
Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(498,078)	$(55,819)	$32,277
Less: Income tax benefit (expense) related to items of other comprehensive income	147,250	16,502	(9,542)
Other comprehensive (loss) income, net of tax	(350,828)	(39,317)	22,735
Comprehensive (loss) income	$(115,403)	$173,204	$199,894
Basic earnings per common share	$1.67	$1.57	$1.30
Diluted earnings per common share	$1.67	$1.56	$1.30

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2020	140,102	$1,298,792	$682,692	$12,614	$1,994,098
Cumulative adjustment upon adoption of ASU 2016-13	—	—	(1,325)	—	(1,325)
Repurchase of common stock	(5,008)	(92,772)	—	—	(92,772)
Exercise of stock options	20	231	—	—	231
Shares issued pursuant to stock-based compensation plan	487	5,529	—	—	5,529
Cash dividends declared on common stock ($0.72 per share)	—	—	(97,665)	—	(97,665)
Net earnings	—	—	177,159	—	177,159
Other comprehensive income	—	—	—	22,735	22,735
Balance, December 31, 2020	135,601	1,211,780	760,861	35,349	2,007,990
Repurchase of common stock	(435)	(8,337)	—	—	(8,337)
Exercise of stock options	68	1,277	—	—	1,277
Shares issued pursuant to stock-based compensation plan	292	5,183	—	—	5,183
Cash dividends declared on common stock ($0.72 per share)	—	—	(97,814)	—	(97,814)
Net earnings	—	—	212,521	—	212,521
Other comprehensive income	—	—	—	(39,317)	(39,317)
Balance, December 31, 2021	135,526	1,209,903	875,568	(3,968)	2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	—	—	197,069
Repurchase of common stock	(1,976)	(46,330)	—	—	(46,330)
Repurchase of common stock, ASR Plan	(2,994)	(70,000)	—	—	(70,000)
Exercise of stock options	116	1,923	—	—	1,923
Shares issued pursuant to stock-based compensation plan	530	7,901	—	—	7,901
Cash dividends declared on common stock ($0.77 per share)	—	—	(108,146)	—	(108,146)
Net earnings	—	—	235,425	—	235,425
Other comprehensive loss	—	—	—	(350,828)	(350,828)
Balance, December 31, 2022	139,819	$1,300,466	$1,002,847	$(354,796)	$1,948,517

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Interest and dividends received	$512,693	$410,155	$400,867
Service charges and other fees received	43,859	37,782	39,525
Interest paid	(8,583)	(6,010)	(13,627)
Net cash paid to vendors, employees and others	(185,300)	(176,807)	(168,036)
Income taxes paid	(88,938)	(69,878)	(73,633)
Net cash provided by operating activities	273,731	195,242	185,096
Cash Flows from Investing Activities
Purchases of FHLB stock, net	(4,903)	—	—
Net change in interest-earning balances from depository institutions	26,446	17,564	(40,632)
Proceeds from repayment of investment securities available-for-sale	423,040	775,538	642,576
Proceeds from maturity of investment securities available-for-sale	90,172	330	9,807
Purchases of investment securities available-for-sale	(1,146,071)	(1,648,575)	(1,231,163)
Proceeds from repayment and maturity of investment securities held-to-maturity	148,239	152,575	146,309
Purchases of investment securities held-to-maturity	(659,039)	(1,510,112)	(52,855)
Net decrease (increase) in equity investments	1,980	(4,010)	(3,608)
Net (increase) decrease in loan and lease finance receivables	(400,217)	497,293	(743,290)
Proceeds from sale of building, net of selling costs	8,315	1,157	2,131
Purchase of premises and equipment	(5,359)	(4,677)	(4,672)
Purchase of BOLI	—	(25,000)	—
Proceeds from BOLI death benefit	11,430	12,414	5,477
Proceeds from sales of other real estate owned	—	5,012	1,162
Cash acquired from acquisition, net of cash paid	329,001	—	—
Net cash used in investing activities	(1,176,966)	(1,730,491)	(1,268,758)
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(1,219,107)	1,313,953	3,076,187
Net decrease in time deposits	(103,661)	(74,012)	(44,614)
Net increase (decrease) in other borrowings	992,719	(2,719)	5,000
Net (decrease) increase in customer repurchase agreements	(76,957)	202,982	10,747
Repayment of junior subordinated debentures	—	(25,774)	—
Cash dividends on common stock	(104,439)	(97,733)	(98,475)
Repurchase of common stock	(46,330)	(8,337)	(92,772)
Repurchase of common stock, ASR Plan	(70,000)	—	—
Proceeds from exercise of stock options	1,923	1,277	231
Net cash (used in) provided by financing activities	(625,852)	1,309,637	2,856,304
Net (decrease) increase in cash and cash equivalents	(1,529,087)	(225,612)	1,772,642
Cash and cash equivalents, beginning of period	1,732,548	1,958,160	185,518
Cash and cash equivalents, end of period	$203,461	$1,732,548	$1,958,160

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$235,425	$212,521	$177,159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	(2,717)	(189)	(1,680)
Gain on sale of other real estate owned	—	(1,177)	(365)
Increase in BOLI	(5,356)	(8,500)	(5,303)
Net amortization of premiums and discounts on investment securities	26,565	32,232	15,045
Accretion of discount for acquired loans, net	(7,904)	(12,270)	(17,412)
Provision for (recapture of) credit losses	10,600	(25,500)	23,500
(Recapture of) provision for unfunded loan commitments	—	(1,000)	—
Valuation allowance on other real estate owned	—	—	700
Stock-based compensation	7,901	5,183	5,529
Depreciation and amortization, net	13,661	(6,426)	(1,157)
Change in other assets and liabilities	(4,444)	368	(10,920)
Total adjustments	38,306	(17,279)	7,937
Net cash provided by operating activities	$273,731	$195,242	$185,096
Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	—	$50,340	$60,113
Transfer of loans to other real estate owned	—	$443	$—
Issuance of common stock for acquisition	$197,069	$—	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2022

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. As of December 31, 2022, the Bank operated 62 banking centers, and four trust office locations. The Company is headquartered in the city of Ontario, California.

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

Adoption of New Accounting Standard — On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaces the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the Current Expected Credit Loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, held-to-maturity (“HTM”) securities, loan commitments, and financial guarantees. For loans and HTM debt securities, this ASU requires a CECL measurement to estimate the allowance for credit losses (“ACL”) for the remaining contractual term, adjusted for prepayments, of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. This ASU also eliminated the existing guidance for purchased credit-impaired (“PCI”) loans, but requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. Purchase Credit Deteriorated (“PCD”) assets are recorded at their purchase price plus an ACL estimated at the time of acquisition. Under this ASU, there is no provision for credit losses recognized at acquisition; instead, there is a gross-up of the purchase price of the financial asset for the estimate of expected credit losses and a corresponding ACL recorded. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or reversal of provision for credit losses) in subsequent periods. In addition, this ASU modifies the OTTI model for available-for-sale (“AFS”) debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. As a policy election, we excluded the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the consolidated balance sheet.

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

As of December 31, 2022, we operated as one reportable segment. The factors considered in making this determination included the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our key decision makers. Through our network of banking centers, we provide relationship-based banking products, services and solutions for small to mid-sized companies, real estate investors, non-profit organizations, professionals and other individuals. Our products include loans for commercial businesses, commercial real estate, multi-family, construction, land, dairy & livestock and agribusiness, consumer and government-guaranteed small business loans. We also provide business deposit products and treasury cash management services, as well as deposit products to the owners and employees of the businesses we serve.

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

Provision and Allowance for Credit Losses — On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaces the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, HTM securities, loan commitments, and financial guarantees. AFS debt securities are measured at fair value and are subject to impairment testing. This ASU modifies the OTTI model for AFS debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. When an AFS debt security is considered impaired, and the Company determines that the decline in fair value has resulted from a credit-related loss (as described previously under Investment Securities), then an allowance for credit losses will be recognized by a charge to earnings for the credit-related component of the decline in fair value. As a result, we will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as required prior to the adoption of CECL. As a policy election, we exclude the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the consolidated balance sheet. If accrued interest is not received, it is reversed against interest income, which was zero for 2022 and 2021.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was no recorded impairment as of December 31, 2022.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 14 — Commitments and Contingencies at December 31, 2022, the Company does not have any material litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The total fair value of assets acquired approximated $1.38 billion in total assets, including $329.0 million of cash and cash equivalents, net of cash paid, $131.1 million of investment securities, $765.9 million in net loans, $6.1 million in premises and equipment, $9.0 million in BOLI, and $33.7 million in other assets. The purchased credit deteriorated (“PCD”) loans were recorded at a fair value of $224.7 million, which was net of a discount of $13.1 million including a credit discount of $8.6 million. The assets acquired also include a core deposit intangible of $3.9 million and non-tax deductible goodwill of $102.1 million. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The total fair value of liabilities assumed was $1.19 billion, which included $512.8 million of noninterest-bearing deposits and $669.8 million of interest-bearing deposits, and $6.2 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of January 7, 2022. Goodwill is not tax deductible for income tax purposes.

We have included the financial results of the business combination in the consolidated statement of earnings and comprehensive income beginning on the acquisition date. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statements of income is not material.

For the year ended December 31, 2022, the Company incurred non-recurring merger related expenses associated with the Suncrest acquisition of $6.0 million.

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

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,192,151	$39	$(403,049)	$2,789,141	85.68%
CMO/REMIC	535,269	—	(95,966)	439,303	13.50%
Municipal bonds	26,797	67	(1,177)	25,687	0.79%
Other securities	1,080	—	—	1,080	0.03%
Total available-for-sale securities	$3,755,297	$106	$(500,192)	$3,255,211	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$548,771	$—	$(114,343)	$434,428	21.48%
Mortgage-backed securities	706,796	—	(105,867)	600,929	27.67%
CMO/REMIC	827,346	—	(131,730)	695,616	32.39%
Municipal bonds	471,388	913	(47,687)	424,614	18.46%
Total held-to-maturity securities	$2,554,301	$913	$(399,627)	$2,155,587	100.00%

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$2,553,246	$25,873	$(15,905)	$2,563,214	80.50%
CMO/REMIC	602,555	1,586	(13,983)	590,158	18.53%
Municipal bonds	28,365	1,103	—	29,468	0.93%
Other securities	1,083	—	—	1,083	0.04%
Total available-for-sale securities	$3,185,249	$28,562	$(29,888)	$3,183,923	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$576,899	$5,907	$(7,312)	$575,494	29.95%
Mortgage-backed securities	647,390	4,109	(6,106)	645,393	33.61%
CMO/REMIC	490,670	596	(5,030)	486,236	25.48%
Municipal bonds	211,011	4,714	(1,155)	214,570	10.96%
Total held-to-maturity securities	$1,925,970	$15,326	$(19,603)	$1,921,693	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$67,803	$37,532	$35,129
Tax-advantaged	705	741	923
Total interest income from available-for-sale securities	68,508	38,273	36,052
Investment securities held-to-maturity:
Taxable	41,403	17,747	9,542
Tax-advantaged	7,645	4,428	4,681
Total interest income from held-to-maturity securities	49,048	22,175	14,223
Total interest income from investment securities	$117,556	$60,448	$50,275

The adoption of CECL did not have a material impact on the accounting for investment securities, as approximately 91% of the total investment securities portfolio at December 31, 2022 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA- or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the new CECL model was zero at December 31, 2022 and December 31, 2021.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2022.

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	—	—	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)
Investment securities held-to-maturity:
Government agency/GSE	$179,348	$(39,866)	$255,080	$(74,477)	$434,428	$(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

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

Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae,

Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 6.8 years. Of the total MBS/CMO, 100% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related impairments for the year ended December 31, 2022 and 2021.

Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 13.7 years, represented approximately 8.6% of the total investment portfolio and are predominately AA or higher rated securities. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments were not considered impaired for the years ended December 31, 2022 and December 31, 2021.

At December 31, 2022 and 2021, investment securities having a carrying value of approximately $2.90 billion and $2.18 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2022, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2022
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$1,578	$1,583	$2,000	$1,995
Due after one year through five years	345,663	330,565	41,895	40,245
Due after five years through ten years	1,643,898	1,420,508	263,552	234,866
Due after ten years	1,764,158	1,502,555	2,246,854	1,878,481
Total investment securities	$3,755,297	$3,255,211	$2,554,301	$2,155,587

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2022.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The following table provides a summary of total loans and lease finance receivables by type.

	December 31,
	2022	2021
	(Dollars in thousands)

Commercial real estate	$6,884,948	$5,789,730
Construction	88,271	62,264
SBA	290,908	288,600
SBA - Paycheck Protection Program (PPP)	9,087	186,585
Commercial and industrial	948,683	813,063
Dairy & livestock and agribusiness	433,564	386,219
Municipal lease finance receivables	81,126	45,933
SFR mortgage	266,024	240,654
Consumer and other loans	76,781	74,665
Total loans, at amortized cost	9,079,392	7,887,713
Less: Allowance for credit losses	(85,117)	(65,019)
Total loans and lease finance receivables, net	$8,994,275	$7,822,694

As of December 31, 2022, 79.73% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 75.83% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2022, $517.8 million, or 7.52% of the total commercial real estate loans included loans secured by farmland, compared to $364.4 million, or 6.29%, at December 31, 2021. The loans secured by farmland included $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022, compared to $134.9 million for loans secured by dairy & livestock land and $229.5 million for loans secured by agricultural land at December 31, 2021. As of December 31, 2022, dairy & livestock and agribusiness loans of $433.6 million were comprised of $388.5 million for dairy & livestock loans and $45.1 million for agribusiness loans. This compares to $351.7 million for dairy & livestock loans and $34.5 million for agribusiness loans at December 31, 2021.

At December 31, 2022 and 2021, loans totaling $4.30 billion and $3.96 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2022 and 2021.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,363,733	$1,197,290	$957,965	$542,827	$506,613	$1,889,478	$175,373	$39,616	$6,672,895
Special Mention	3,285	12,114	11,284	32,976	21,646	76,290	908	—	158,503
Substandard	—	—	15,624	16,297	94	21,535	—	—	53,550
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$1,367,018	$1,209,404	$984,873	$592,100	$528,353	$1,987,303	$176,281	$39,616	$6,884,948

Construction loans:
Risk Rating:
Pass	$17,203	$26,689	$16,578	$—	$—	$—	$22,850	$—	$83,320
Special Mention	—	—	—	—	4,951	—	—	—	4,951
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$17,203	$26,689	$16,578	$—	$4,951	$—	$22,850	$—	$88,271

SBA loans:
Risk Rating:
Pass	$60,623	$54,781	$35,243	$7,460	$28,886	$96,473	$1,026	$—	$284,492
Special Mention	—	—	—	1,321	1,293	2,065	—	—	4,679
Substandard	—	—	—	—	556	1,181	—	—	1,737
Doubtful & Loss	—	—	—	—	—	—	—	—	-
Total SBA loans:	$60,623	$54,781	$35,243	$8,781	$30,735	$99,719	$1,026	$—	$290,908

SBA - PPP loans:
Risk Rating:
Pass	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087

Commercial and industrial loans:
Risk Rating:
Pass	$154,765	$135,162	$80,763	$101,192	$42,731	$85,406	$305,589	$7,775	$913,383
Special Mention	3,955	761	459	1,693	462	8	15,156	544	23,038
Substandard	494	—	728	959	5,624	496	3,200	761	12,262
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$159,214	$135,923	$81,950	$103,844	$48,817	$85,910	$323,945	$9,080	$948,683

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$207	$2,318	$1,515	$187	$69	$628	$400,229	$450	$405,603
Special Mention	—	—	—	599	46	—	17,129	853	18,627
Substandard	1,041	—	40	—	95	113	1,841	6,204	9,334
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$1,248	$2,318	$1,555	$786	$210	$741	$419,199	$7,507	$433,564

Municipal lease finance receivables loans:
Risk Rating:
Pass	$6,442	$26,858	$6,814	$4,327	$4,948	$31,292	$—	$—	$80,681
Special Mention	—	—	—	—	—	262	—	—	262
Substandard	—	—	—	—	—	183	—	—	183
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$6,442	$26,858	$6,814	$4,327	$4,948	$31,737	$—	$—	$81,126

SFR mortgage loans:
Risk Rating:
Pass	$63,761	$46,748	$45,819	$33,585	$15,836	$58,730	$—	$—	$264,479
Special Mention	—	—	943	—	—	—	—	—	943
Substandard	—	—	—	—	—	214	—	388	602
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$63,761	$46,748	$46,762	$33,585	$15,836	$58,944	$—	$388	$266,024

Consumer and other loans:
Risk Rating:
Pass	$7,653	$3,722	$1,298	$926	$79	$1,277	$58,578	$1,107	$74,640
Special Mention	—	561	—	—	—	—	590	—	1,151
Substandard	—	—	—	—	—	13	5	972	990
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,653	$4,283	$1,298	$926	$79	$1,290	$59,173	$2,079	$76,781

Total Loans:
Risk Rating:
Pass	$1,674,387	$1,499,083	$1,149,567	$690,504	$599,162	$2,163,284	$963,645	$48,948	$8,788,580
Special Mention	7,240	13,436	12,686	36,589	28,398	78,625	33,783	1,397	212,154
Substandard	1,535	—	16,392	17,256	6,369	23,735	5,046	8,325	78,658
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans:	$1,683,162	$1,512,519	$1,178,645	$744,349	$633,929	$2,265,644	$1,002,474	$58,670	$9,079,392

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,137,714	$963,697	$591,202	$534,468	$484,721	$1,704,267	$156,841	$33,564	$5,606,474
Special Mention	3,133	20,640	14,477	16,097	43,262	44,045	6,970	6,800	155,424
Substandard	—	—	2,859	6,933	4,646	7,329	5,951	114	27,832
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$1,140,847	$984,337	$608,538	$557,498	$532,629	$1,755,641	$169,762	$40,478	$5,789,730

Construction loans:
Risk Rating:
Pass	$10,511	$15,896	$7,236	$—	$—	$—	$25,262	$—	$58,905
Special Mention	—	—	—	3,359	—	—	—	—	3,359
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$10,511	$15,896	$7,236	$3,359	$—	$—	$25,262	$—	$62,264

SBA loans:
Risk Rating:
Pass	$70,929	$36,468	$11,129	$36,068	$38,504	$78,527	$—	$—	$271,625
Special Mention	—	—	—	—	4,056	2,700	—	—	6,756
Substandard	—	—	—	785	4,092	5,342	—	—	10,219
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$70,929	$36,468	$11,129	$36,853	$46,652	$86,569	$—	$—	$288,600

SBA - PPP loans:
Risk Rating:
Pass	$183,614	$2,969	$—	$—	$—	$—	$—	$—	$186,583
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	2	—	—	—	—	—	—	2
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$183,614	$2,971	$—	$—	$—	$—	$—	$—	$186,585

Commercial and industrial loans:
Risk Rating:
Pass	$145,494	$81,944	$126,647	$54,690	$32,455	$73,600	$267,659	$6,992	$789,481
Special Mention	1,556	1,929	127	1,396	394	26	9,369	177	14,974
Substandard	244	6	602	1,712	505	475	1,991	3,073	8,608
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$147,294	$83,879	$127,376	$57,798	$33,354	$74,101	$279,019	$10,242	$813,063

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,756	$942	$1,285	$1,035	$95	$295	$364,312	$454	$370,174
Special Mention	1,052	—	—	—	—	—	6,979	1,301	9,332
Substandard	—	—	—	37	—	—	—	6,676	6,713
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$2,808	$942	$1,285	$1,072	$95	$295	$371,291	$8,431	$386,219

Municipal lease finance receivables loans:
Risk Rating:
Pass	$9,310	$7,666	$—	$279	$9,528	$18,811	$—	$—	$45,594
Special Mention	—	—	—	—	—	339	—	—	339
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$9,310	$7,666	$—	$279	$9,528	$19,150	$—	$—	$45,933

SFR mortgage loans:
Risk Rating:
Pass	$48,813	$49,261	$41,776	$19,877	$16,046	$61,965	$451	$—	$238,189
Special Mention	8	—	—	—	—	—	—	—	8
Substandard	—	—	—	—	—	2,052	—	405	2,457
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$48,821	$49,261	$41,776	$19,877	$16,046	$64,017	$451	$405	$240,654

Consumer and other loans:
Risk Rating:
Pass	$5,145	$1,947	$1,415	$469	$386	$1,611	$58,060	$3,378	$72,411
Special Mention	839	—	—	—	—	150	591	403	1,983
Substandard	—	—	—	—	—	15	5	251	271
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$5,984	$1,947	$1,415	$469	$386	$1,776	$58,656	$4,032	$74,665

Total Loans:
Risk Rating:
Pass	$1,613,286	$1,160,790	$780,690	$646,886	$581,735	$1,939,076	$872,585	$44,388	$7,639,436
Special Mention	6,588	22,569	14,604	20,852	47,712	47,260	23,909	8,681	192,175
Substandard	244	8	3,461	9,467	9,243	15,213	7,947	10,519	56,102
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans:	$1,620,118	$1,183,367	$798,755	$677,205	$638,690	$2,001,549	$904,441	$63,588	$7,887,713

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

The ACL totaled $85.1 million as of December 31, 2022, compared to $65.0 million as of December 31, 2021. As a result of the acquisition of Suncrest, we recorded a provision for credit loss of $4.9 million on January 7, 2022 to establish the ACL for the acquired loans that were not considered PCD. The ACL at January 7, 2022, also included $8.6 million for the acquired Suncrest PCD loans. The 20.1 million increase in the ACL from December 31, 2021 to December 31, 2022 is comprised of approximately $893,000 in net recoveries, the $8.6 million for the Suncrest PCD loans and a $10.5 million provision for credit losses, including the $4.9 million provision recorded to establish the ACL for the non-PCD loans acquired from Suncrest. At December 31, 2022, the ACL as a percentage of total loans and leases, at amortized cost, was 0.94%. This compares to 0.82% as of December 31, 2021. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as downside forecasts. We continue to have the largest individual scenario weighting on the baseline forecast, with downside risks weighted among multiple forecasts. As of December 31, 2022, the resulting weighted forecast assumes GDP will increase by 0.3% in 2023, including a decline in GDP for the first half of 2023, followed by modest growth of 1.3% for 2024 and then grow by 2.8% in 2025. The unemployment rate is forecasted to be 4.8% in 2023, 5.1% in 2024 and then decline to 4.5% in 2025.

Management believes that the ACL was appropriate at December 31, 2022 and 2021. Due to inflationary pressures, rising interest rates and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Year Ended December 31, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$—	$—	$5,086	$4,127	$4,643	$64,806
Construction	765	—	12	122	58	745	1,702
SBA	2,668	(127)	107	62	64	35	2,809
SBA - PPP	—	—	—	—	—	—	—
Commercial and industrial	6,669	(66)	503	500	508	2,092	10,206
Dairy & livestock and agribusiness	3,066	—	468	2,832	149	(2,115)	4,400
Municipal lease finance receivables	100	—	—	3	26	167	296
SFR mortgage	188	—	—	—	—	178	366
Consumer and other loans	613	(4)	—	—	—	(77)	532
Total allowance for credit losses	$65,019	$(197)	$1,090	$8,605	$4,932	$5,668	$85,117

	Year Ended December 31, 2021
	Ending Balance December 31, 2020	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2021
	(Dollars in thousands)
Commercial real estate	$75,439	$—	$—	$(24,489)	$50,950
Construction	1,934	—	58	(1,227)	765
SBA	2,992	(223)	23	(124)	2,668
SBA - PPP	—	—	—	—	—
Commercial and industrial	7,142	(3,019)	12	2,534	6,669
Dairy & livestock and agribusiness	3,949	(118)	—	(765)	3,066
Municipal lease finance receivables	74	—	—	26	100
SFR mortgage	367	—	79	(258)	188
Consumer and other loans	1,795	(11)	26	(1,197)	613
Total allowance for loan losses	$93,692	$(3,371)	$198	$(25,500)	$65,019

	Year Ended December 31, 2020
	Ending Balance, prior to adoption of ASU 2016-13 December 31, 2019	Impact of Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2020
	(Dollars in thousands)
Commercial real estate	$48,629	$3,547	$—	$—	$23,263	$75,439
Construction	858	655	—	11	410	1,934
SBA	1,453	1,818	(362)	72	11	2,992
SBA - PPP	—	—	—	—	—	—
Commercial and industrial	8,880	(2,442)	(195)	10	889	7,142
Dairy & livestock and agribusiness	5,255	(186)	—	—	(1,120)	3,949
Municipal lease finance receivables	623	(416)	—	—	(133)	74
SFR mortgage	2,339	(2,043)	—	206	(135)	367
Consumer and other loans	623	907	(109)	59	315	1,795
Total allowance for credit losses	$68,660	$1,840	$(666)	$358	$23,500	$93,692

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

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$2,639	$2,639	$2,482,471	$2,485,110
Non-owner occupied	—	—	—	—	4,399,838	4,399,838
Construction
Speculative (1)	—	—	—	—	67,436	67,436
Non-speculative	—	—	—	—	20,835	20,835
SBA	374	182	443	999	289,909	290,908
SBA - PPP	—	—	—	—	9,087	9,087
Commercial and industrial	—	—	1,318	1,318	947,365	948,683
Dairy & livestock and agribusiness	—	—	269	269	433,295	433,564
Municipal lease finance receivables	—	—	—	—	81,126	81,126
SFR mortgage	—	388	—	388	265,636	266,024
Consumer and other loans	175	—	33	208	76,573	76,781
Total loans	$549	$570	$4,702	$5,821	$9,073,571	$9,079,392

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$438	$—	$3,383	$3,821	$2,127,979	$2,131,800
Non-owner occupied	—	—	—	—	3,657,930	3,657,930
Construction
Speculative (1)	—	—	—	—	44,859	44,859
Non-speculative	—	—	—	—	17,405	17,405
SBA	417	1,145	339	1,901	286,699	288,600
SBA - PPP	—	—	—	—	186,585	186,585
Commercial and industrial	—	16	1,356	1,372	811,691	813,063
Dairy & livestock and agribusiness	—	—	—	—	386,219	386,219
Municipal lease finance receivables	—	—	—	—	45,933	45,933
SFR mortgage	1,040	—	—	1,040	239,614	240,654
Consumer and other loans	—	—	42	42	74,623	74,665
Total loans	$1,895	$1,161	$5,120	$8,176	$7,879,537	$7,887,713

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2022
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,639	$2,639	$—
Non-owner occupied	18	18	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	268	443	—
SBA - PPP	—	—	—
Commercial and industrial	771	1,320	—
Dairy & livestock and agribusiness	364	477	—
Municipal lease finance receivables	—	—	—
SFR mortgage	—	—	—
Consumer and other loans	34	33	—
Total loans	$4,094	$4,930	$—

(1)
As of December 31, 2022, $228,000 of nonaccruing loans were current and $4.7 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)
Excludes $221,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

	December 31, 2021
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$3,607	$3,607	$—
Non-owner occupied	—	—	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	521	1,034	—
SBA - PPP	—	—	—
Commercial and industrial	1,326	1,714	—
Dairy & livestock and agribusiness	—	—	—
Municipal lease finance receivables	—	—	—
SFR mortgage	380	380	—
Consumer and other loans	158	158	—
Total loans	$5,992	$6,893	$—

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

	December 31, 2022			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$17,935	$—	$—	4
Construction	—	—	—	—
SBA	151	292	—	6
SBA - PPP	—	—	—	—
Commercial and industrial	87	2,774	81	13
Dairy & livestock and agribusiness	269	2,000	208	4
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	33	—	—	1
Total collateral-dependent loans	$18,475	$5,066	$289	28

	December 31, 2021			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$6,001	$—	$—	6
Construction	—	—	—	—
SBA	405	517	112	10
SBA - PPP	—	—	—	—
Commercial and industrial	688	5,133	96	19
Dairy & livestock and agribusiness	—	—	—	—
Municipal lease finance receivables	—	—	—	—
SFR mortgage	380	—	—	2
Consumer and other loans	158	—	—	2
Total collateral-dependent loans	$7,632	$5,650	$208	39

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.0 million for the off-balance sheet credit exposures as of December 31, 2022. There was no provision or recapture of provision for unfunded commitments for the year ended December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021 the balance in this reserve was $8.0 million and was included in other liabilities.

Troubled Debt Restructurings

Loans that are reported as TDRs and are considered uncollectible, charge-off amounts are taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 — Summary of Significant Accounting Policies, Troubled Debt Restructurings, included herein, for a more detailed discussion regarding TDRs.

As of December 31, 2022, there were $7.8 million of loans classified as a TDR, all of which were performing. TDRs on accrual status are comprised of loans that were accruing interest at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. At December 31, 2022, performing TDRs were comprised of four commercial and industrial loans of $4.8 million, one dairy & livestock and agribusiness loan of $2.0 million, and five SFR mortgage loans of $1.0 million.

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We have no allocated allowance to TDRs as of December 31, 2022 and December 31, 2021.

The following table provides a summary of the activity related to TDRs for the periods presented.

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Performing TDRs:
Beginning balance	$5,293	$2,159
New modifications	5,204	7,340
Payoffs/payments, net and other	(2,680)	(4,206)
TDRs returned to accrual status	—	—
TDRs placed on nonaccrual status	—	—
Ending balance	$7,817	$5,293
Nonperforming TDRs:
Beginning balance	$—	$—
New modifications	—	—
Charge-offs	—	—
Transfer to OREO	—	—
Payoffs/payments, net and other	—	—
TDRs returned to accrual status	—	—
TDRs placed on nonaccrual status	—	—
Ending balance	$—	$—
Total TDRs	$7,817	$5,293

The following tables summarize loans modified as TDRs for the periods presented.

Modifications (1)

For the Year Ended December 31, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2022	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	—	—	—	—	—
Commercial and industrial:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	3,204	3,204	3,204	—
Dairy & livestock and agribusiness:
Interest rate reduction	1	2,000	2,000	2,000	—
Change in amortization period or maturity	—	—	—	—	—
SFR mortgage:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Total loans	3	$5,204	$5,204	$5,204	$—

	For the Year Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2021	Financial Effect Resulting From Modifications (2)
	(Dollars in thousands)
Commercial real estate:
Interest rate reduction	1	$2,453	$2,453	$2,394	$—
Change in amortization period or maturity	—	—	—	—	—
Commercial and industrial:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	3	4,887	4,887	1,859	—
SFR mortgage:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Total loans	4	$7,340	$7,340	$4,253	$—
(1)
The tables above exclude modified loans that were paid off prior to the end of the period.

(2)
Financial effects resulting from modifications represent charge-offs and current allowance for credit losses at modification date.

As of December 31, 2022 and 2021, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted.

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
7. OTHER REAL ESTATE OWNED

The following table summarizes the activity related to total OREO for the periods presented.

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance, beginning of period	$—	$3,392
Additions	—	443
Dispositions	—	(4,535)
Valuation adjustments	—	700
Balance, end of period	$—	$—

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance, beginning of period	$663,707	$663,707
Additions due to acquisitions	102,115	—
Balance, end of period	$765,822	$663,707

The following summarizes changes in CDI and the related accumulated amortization for the periods presented.

	Year Ended December 31,
	2022			2021
	Gross CDI	Accumulated	Net CDI	Gross CDI	Accumulated	Net CDI
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$93,297	$(67,903)	$25,394	$93,297	$(59,663)	$33,634
Additions due to acquisitions	3,914
Amortization	—	(7,567)	(3,652)	—	(8,240)	(8,240)
Balance of intangible assets, end of period	$97,211	$(75,470)	$21,742	$93,297	$(67,903)	$25,394

The following table reflects the estimated amortization expense for the periods presented, as of December 31, 2022.

December 31, 2022
Year:	(Dollars in thousands)
2023	$6,452
2024	5,324
2025	4,193
2026	2,822
2027	1,397
Thereafter	1,554
Total	$21,742

At December 31, 2022 the weighted average remaining life of intangible assets is approximately 2.23 years.

9. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as of the dates presented.

	December 31,
	2022	2021
	(Dollars in thousands)
Land	$17,961	$18,566
Bank premises	69,881	70,081
Furniture and equipment	33,362	31,174
Premises and equipment, gross	121,204	119,821
Accumulated depreciation and amortization	(74,506)	(70,725)
Premises and equipment, net	$46,698	$49,096

Total depreciation and amortization expense was approximately $6.9 million, $6.4 million and $6.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

10. OTHER ASSETS

Other assets were comprised of the following as of the dates presented.

	December 31,
	2022	2021
	(Dollars in thousands)
Prepaid expenses	$8,706	$7,955
Interest rate swaps	82	14,163
ROU assets	22,696	19,274
Affordable housing investments	11,800	8,818
Other investments	54,030	55,941
Other assets	11,632	12,150
Total	$108,946	$118,301

11. INCOME TAXES

The current and deferred amounts of income tax expense consist of the following.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Current provision:
Federal	$60,763	$44,514	$48,328
State	35,427	27,526	28,469
	96,190	72,040	76,797
Deferred provision:
Federal	(2,496)	8,782	(2,997)
State	(772)	4,305	(1,439)
	(3,268)	13,087	(4,436)
Total	$92,922	$85,127	$72,361

Income tax asset consists of the following.

	December 31,
	2022	2021
	(Dollars in thousands)
Current:
Federal	$1,740	$5,452
State	658	2,150
	2,398	7,602
Deferred:
Federal	117,698	16,500
State	66,588	8,501
	184,286	25,001
Total	$186,684	$32,603

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. The components of the net deferred tax asset are as follows.

	December 31,
	2022	2021
	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$29,648	$23,228
Net operating loss carryforward	4,701	—
Deferred compensation	6,768	6,367
PCI loans	51	657
California franchise tax	—	3,873
Accrued expense	5,678	5,071
Unrealized loss on investment securities, net	159,229	423
Acquired loan discounts	4,288	5,863
Lease liability	7,541	6,472
Other, net	2,251	1,784
Gross deferred tax asset	220,155	53,738
Deferred tax liabilities:
California franchise tax	6,568	—
Depreciation	3,762	3,443
Intangibles - acquisitions	11,591	12,812
FHLB Stock	2,545	2,525
Deferred income	4,177	3,825
Right of use asset	7,226	6,132
Unrealized gain on investment securities, net	—	—
Gross deferred tax liability	35,869	28,737
Net deferred tax asset	$184,286	$25,001

Annual Effective Tax Rate

The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	Year Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$68,953	21.0%	$62,506	21.0%	$52,399	21.0%
State franchise taxes, net of federal benefit	27,256	8.3%	24,600	8.3%	20,950	8.4%
Tax-exempt income	(3,290)	(1.0)%	(3,165)	(1.1)%	(3,191)	(1.3)%
Tax credits	(1,617)	(0.5)%	(1,640)	(0.6)%	(1,946)	(0.8)%
Other, net	1,620	0.5%	2,826	1.0%	4,149	1.7%
Provision for income taxes	$92,922	28.3%	$85,127	28.6%	$72,361	29.0%

There were no significant unrecognized tax benefits at December 31, 2022 and 2021. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to income taxes in the federal, California, Arizona, and three other non-material jurisdictions. The Company is no longer subject to examinations by taxing jurisdictions for periods before 2019, with the exception of California, for which the Company is no longer subject to examination for years before 2013.

At December 31, 2022, the Company has net operating loss (NOLs) carryforwards of approximately $14.8 million for federal and California tax purposes as a result of the acquisition of Suncrest Bank. The federal and California NOLs of $12.7 and $9.8 million, respectively, are subject to annual IRC Section 382 limitations of $3.4 million and have no expiration for federal tax purposes but will expire in 2032 for California if not utilized. The balance of the NOLs are subject to annual IRC Section 382 limitations of $300,000 and will begin to expire in 2030.

The Company considered the need for a valuation allowance on its deferred tax assets for the year ended December 31, 2022. The Company considered income in prior periods, projected future income, and projected future reversals of deferred tax items in making the determination that the deferred tax assets are more likely than not to be realized.

12. DEPOSITS

The composition of deposits is summarized for the periods presented in the table below.

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$8,164,364	63.60%	$8,104,056	62.45%
Interest-bearing deposits
Investment checking	723,870	5.64%	655,333	5.05%
Money market	3,070,674	23.92%	3,342,531	25.76%
Savings	582,711	4.54%	546,840	4.21%
Time deposits	294,626	2.30%	327,682	2.53%
Total deposits	$12,836,245	100.00%	$12,976,442	100.00%

Time deposits with balances of $250,000 or more amounted to approximately $77.2 million and $79.9 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2022
Year of maturity:	(Dollars in thousands)
2023	$258,766
2024	18,685
2025	9,473
2026	5,552
2027 and thereafter	2,150
Total	$294,626

13. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2022, total funds borrowed under these agreements were $565.4 million with a weighted average interest rate of 0.11%, compared to $642.4 million with a weighted average interest rate of 0.08% at December 31, 2021.

Federal Home Loan Bank Advances

At December 31, 2022, $4.30 billion of loans and $2.90 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

FHLB and Other Borrowings

At December 31, 2022, the Bank had $995.0 million in overnight borrowings with the FHLB at a cost of 4.65%, compared to $2.3 million in overnight borrowings at December 31, 2021.

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

14. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2022 and 2021, the Bank had commitments to extend credit of approximately $1.73 billion and $1.58 billion, respectively, and obligations under letters of credit of $50.3 million and $44.9 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $8.0 million as of December 31, 2022 and 2021, which is included in other liabilities.

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

At December 31, 2022, the Bank has available lines of credit totaling $6.77 billion from correspondent banks, FHLB and Federal Reserve Bank of which $3.85 billion were secured.

Other Contingencies

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims, bankruptcy-related claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

15. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2022 the Company had various deferred compensation plans, which included a deferred compensation plan for its former President and Chief Executive Officer, Christopher D. Myers, and severance arrangements it assumed through the acquisition of other banks in prior years. We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer a portion of their annual salary and/or short-term incentive payouts into deferral accounts to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and allows us to make discretionary contributions on behalf of a participant. No discretionary payments were made by the Company during the years ended December 31, 2022, 2021 and 2020. The Bank, however, does fund the cost of these plans through the purchase of bank owned life insurance policies, which are reflected as assets on the Company’s consolidated balance sheets. At December 31, 2022 and 2021, the total deferred compensation liability was $22.1 million and $20.9 million, respectively. Total expense for these deferred compensation agreements was approximately $534,000 for the year ended December 31, 2022, and was $1.4 million for the years ended December 31, 2021 and 2020, respectively.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations, which was 3% for both 2022 and 2021, compared to 2% for 2020. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $5.2 million for 2022, $5.0 million for 2021, and $4.3 million for 2020.

16. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2022, 2021 and 2020, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 236,000, 114,000 and 291,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$235,425	$212,521	$177,159
Less: Net earnings allocated to restricted stock	1,508	970	572
Net earnings allocated to common shareholders	$233,917	$211,551	$176,587
Weighted average shares outstanding	139,652	135,165	136,031
Basic earnings per common share	$1.67	$1.57	$1.30
Diluted earnings per common share:
Net income allocated to common shareholders	$233,917	$211,551	$176,587
Weighted average shares outstanding	139,652	135,165	136,031
Incremental shares from assumed exercise of outstanding options	360	217	175
Diluted weighted average shares outstanding	140,012	135,382	136,206
Diluted earnings per common share	$1.67	$1.56	$1.30

17. STOCK-BASED COMPENSATION PLANS

In May 2018, the shareholders approved the 2018 Equity Plan which authorizes the issuance of up to 9,000,000 shares of CVB’s common stock for eligible participants, which include all of the Company’s employees, officers, and directors, and expires in 2028. The plan authorizes the issuance of a variety of types of equity awards, which include incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards, including performance-based restricted stock units ("PRSUs"). The 2018 Equity Plan replaced the 2008 Equity Incentive Plan. No further grants will be made under the 2008 Equity Incentive Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2022, we have 1,386,922 outstanding options, unvested RSAs, RSUs and PRSUs under our Equity Plans.

Stock Options

The Company expensed $273,000, $220,000, and $183,000, for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated fair value of the options granted during 2022 and prior years was calculated using the Black-Scholes options pricing model. There were 66,000, 64,500 and 217,500 options granted during 2022, 2021 and 2020, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2022, 2021 and 2020, was estimated on the date of grant using the following weighted-average assumptions.

	Year Ended December 31,
	2022	2021	2020
Dividend yield	3.0%	3.6%	4.0%
Volatility	27.9%	29.6%	27.1%
Risk-free interest rate	1.2%	0.4%	0.4%
Expected life	10.0 years	5.5 years	5.3 years
Weighted average grant date fair value	$8.60	$3.45	$2.56

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

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2022.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2022	414	$17.98
Granted	66	22.47
Exercised	(116)	16.61
Forfeited or expired	(46)	19.11
Outstanding at December 31, 2022	318	$19.25	6.78	$2,067
Vested or expected to vest at December 31, 2022	318	$19.25	6.78	$2,067
Exercisable at December 31, 2022	152	$18.24	5.37	$1,147

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $262,000 and $144,000, respectively.

As of December 31, 2022, there was a total of $623,000 in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.4 years. The total fair value of options vested was $203,000, $258,000 and $183,000 during 2022, 2021 and 2020, respectively. Cash received from stock option exercises was $1.9 million, $1.3 million and $232,000, in 2022, 2021 and 2020, respectively.

At December 31, 2022, options for the purchase of 317,820 shares of CVB’s common stock were outstanding under the above plans, of which options to purchase 152,220 shares were exercisable at prices ranging from $12.68 to $24.83.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock Awards, Restricted Stock Units and Performance-Based Restricted Stock Units

The Company granted 674,961, 394,884 and 358,464 restricted stock awards during 2022, 2021 and 2020 respectively. The weighted average grant date fair value of RSAs, RSUs and PRSUs granted in 2022, 2021 and 2020 was $22.82 per share, $20.43 per share and $18.20 per share, respectively. These awards will vest, in equal installments, over a period of approximately one to five years.

Compensation cost is recognized over the requisite service period, which is approximately one to five years, and amounted to $7.6 million, $5.0 million and $5.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. Total unrecognized compensation cost related to RSAs and PRSUs was $15.6 million at December 31, 2022.

The table below summarizes activity related to the Company’s non-vested RSAs and PRSUs for the year ended December 31, 2022.

	Shares		Weighted Average Fair Value
	(In thousands)
Nonvested at January 1, 2022	663		$19.83
Granted	675		22.82
Vested	(198)		20.59
Forfeited	(71)		22.22
Nonvested at December 31, 2022	1,069	(1)	$21.37

(1) Includes 172,313 PRSUs. There are no restricted stock units outstanding.

Under the 2018 Equity Incentive Plan, 6,829,373 shares of common stock were available for the granting of future stock-based awards as of December 31, 2022.

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

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, Tier 1 risk-based capital ratio of 6.0% and total risk-based capital ratio of 8.0%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 leverage ratio equal to or greater than 5.0%, a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0%. In addition to meeting the minimum capital requirements, under the Basel III Capital Rules, the Company and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer is now at its fully phased-in level of 2.5% and with the minimum required plus capital conservation buffer of 7.0% for common equity Tier 1 (“CET1”) capital ratio, a Tier 1 risk-based capital ratio of 8.5% and a 10.5% for total risk-based capital ratio.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2022 and 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2022 and 2021, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

As of December 31, 2020, the Company had $25.8 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes, respectively. These securities were redeemed on June 15, 2021.

The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2022 and 2021.

	Actual		Minimum Required Plus Capital Conservation Buffer			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2022:
Tier 1 Capital (to Average- Assets)
Company	$1,525,162	9.53%	$639,881	≥	4.00%			N/A
Bank	$1,507,346	9.42%	$639,816	≥	4.00%	$799,769	≥	5.00%
Common equity Tier 1 capital ratio
Company	$1,525,162	13.55%	$788,184	≥	7.00%			N/A
Bank	$1,507,346	13.39%	$788,037	≥	7.00%	$731,748	≥	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,525,162	13.55%	$957,080	≥	8.50%			N/A
Bank	$1,507,346	13.39%	$956,902	≥	8.50%	$900,614	≥	8.00%
Total Capital (to Risk-Weighted Assets)
Company	$1,618,279	14.37%	$1,182,276	≥	10.50%			N/A
Bank	$1,600,463	14.22%	$1,182,055	≥	10.50%	$1,125,767	≥	10.00%
As of December 31, 2021:
Tier 1 Capital (to Average- Assets)
Company	$1,406,434	9.18%	$613,072	≥	4.00%			N/A
Bank	$1,363,879	8.90%	$612,983	≥	4.00%	$766,229	≥	5.00%
Common equity Tier 1 capital ratio
Company	$1,406,434	14.86%	$662,520	≥	7.00%			N/A
Bank	$1,363,879	14.41%	$662,494	≥	7.00%	$615,173	≥	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,406,434	14.86%	$804,489	≥	8.50%			N/A
Bank	$1,363,879	14.41%	$804,457	≥	8.50%	$757,136	≥	8.00%
Total Capital (to Risk-Weighted Assets)
Company	$1,479,453	15.63%	$993,780	≥	10.50%			N/A
Bank	$1,436,989	15.18%	$993,741	≥	10.50%	$946,420	≥	10.00%

In addition, the California Financial Code limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2022, declare and pay additional dividends of approximately $98.7 million.

19. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2022. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the dates presented.

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,789,141	$—	$2,789,141	$—
CMO/REMIC	439,303	—	439,303	—
Municipal bonds	25,687	—	25,687	—
Other securities	1,080	—	1,080	—
Total investment securities - AFS	3,255,211	—	3,255,211	—
Interest rate swaps	82	—	82	—
Total assets	$3,255,293	—	3,255,293	—
Description of liability
Interest rate swaps	$82	—	82	—
Total liabilities	$82	—	82	—

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,563,214	—	2,563,214	—
CMO/REMIC	590,158	—	590,158	—
Municipal bonds	29,468	—	29,468	—
Other securities	1,083	—	1,083	—
Total investment securities - AFS	3,183,923	—	3,183,923	—
Interest rate swaps	14,163	—	14,163	—
Total assets	$3,198,086	—	3,198,086	—
Description of liability
Interest rate swaps	$14,163	—	14,163	—
Total liabilities	$14,163	—	14,163	—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2022 and 2021, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2022
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$2,639	—	—	$2,639	$1
Construction	-	—	—	—	—
SBA	323	—	—	323	182
SBA - PPP	-	—	—	—	2
Commercial and industrial	451	—	—	451	326
Dairy & livestock and agribusiness	113	—	—	113	113
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	2
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$3,526	—	—	$3,526	$626

	Carrying Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2021
	(Dollars in thousands)
Description of assets
Impaired loans:
Commercial real estate	—	—	—	$—	$—
Construction	—	—	—	—	—
SBA	646	—	—	646	255
Commercial and industrial	340	—	—	340	3,275
Dairy & livestock and agribusiness	38	—	—	38	118
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	11
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	1,024	—	—	$1,024	$3,659

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as December 31, 2022 and 2021, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$203,461	$203,461	$—	$—	$203,461
Interest-earning balances due from depository institutions	9,553	—	9,553	—	9,553
Investment securities available-for-sale	3,255,211	—	3,255,211	—	3,255,211
Investment securities held-to-maturity	2,554,301	—	2,155,587	—	2,155,587
Total loans, net of allowance for credit losses	8,994,275	—	—	8,074,952	8,074,952
Swaps	82	—	82	—	82
Liabilities
Deposits:
Interest-bearing	$4,671,881	$—	$4,664,657	$—	$4,664,657
Borrowings	1,560,431	—	1,444,659	—	1,444,659
Junior subordinated debentures	—	—	—	—	—
Swaps	82	—	82	—	82

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$1,732,548	$1,732,548	$—	$—	$1,732,548
Interest-earning balances due from depository institutions	25,999	—	25,999	—	25,999
Investment securities available-for-sale	3,183,923	—	3,183,923	—	3,183,923
Investment securities held-to-maturity	1,925,970	—	1,921,693	—	1,921,693
Total loans, net of allowance for credit losses	7,822,694	—	—	7,696,210	7,696,210
Swaps	14,163	—	14,163	—	14,163
Liabilities
Deposits:
Interest-bearing	$4,872,386	$—	$4,871,531	$—	$4,871,531
Borrowings	644,669	—	586,645	—	586,645
Junior subordinated debentures	—	—	—	—	—
Swaps	14,163	—	14,163	—	14,163

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2022 and 2021. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

20. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2022, the Bank has entered into 125 interest-rate swap agreements with customers with a notional amount totaling $425.6 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2022 and 2021, the total notional amount of the Company’s swaps was $425.6 million and $493.2 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$82	Other liabilities	$82
Total derivatives		$82		$82

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,163	Other liabilities	$14,163
Total derivatives		$14,163		$14,163

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Year Ended December 31,
		2022	2021	2020
		(Dollars in thousands)
Interest rate swaps	Other income	$—	$382	$5,025
Total		$—	$382	$5,025

21. OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide a summary of the components of OCI for the periods presented.

	Year Ended December 31,
	2022			2021			2020
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(498,759)	$147,451	$(351,308)	$(56,075)	$16,578	$(39,497)	$32,849	$(9,711)	$23,138
Amortization of unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity	681	(201)	480	256	(76)	180	(572)	169	(403)
Net realized gain reclassified into earnings (1)	—	—	—	—	—	—	—	—	—
Net change	$(498,078)	$147,250	$(350,828)	$(55,819)	$16,502	$(39,317)	$32,277	$(9,542)	$22,735

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

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
December 31, 2022
Financial assets:
Derivatives not designated as hedging instruments	$82	$—	$—	$82	$—	$82
Total	$82	$—	$—	$82	$—	$82

Financial liabilities:
Derivatives not designated as hedging instruments	$53,996	$(53,914)	$82	$53,914	$(18,258)	$35,738
Repurchase agreements	565,431	—	565,431	—	(634,075)	(68,644)
Total	$619,427	$(53,914)	$565,513	$53,914	$(652,333)	$(32,906)

December 31, 2021
Financial assets:
Derivatives not designated as hedging instruments	$14,163	$—	$—	$14,163	$—	$14,163
Total	$14,163	$—	$—	$14,163	$—	$14,163

Financial liabilities:
Derivatives not designated as hedging instruments	$23,502	$(9,339)	$14,163	$9,339	$(37,285)	$(13,783)
Repurchase agreements	642,388	—	642,388	—	(683,923)	(41,535)
Total	$665,890	$(9,339)	$656,551	$9,339	$(721,208)	$(55,318)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	December 31,
	2022	2021
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$22,696	$19,274
Total lease liabilities	24,458	20,864

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$7,387	$6,613
Sublease income	—	—
Total lease expense	$7,387	$6,613

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$7,396	$7,081

	December 31,
	2022	2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.12	4.26
Weighted average discount rate	2.80%	2.41%

The Company’s lease arrangements that have not yet commenced as of December 31, 2022 and the Company’s short-term lease costs and variable lease costs, for the year ended December 31, 2022 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2022, excluding property taxes and insurance, are as follows:

December 31, 2022
(Dollars in thousands)
Year:
2023	$7,168
2024	6,080
2025	5,324
2026	4,037
2027	2,545
Thereafter	803
Total future lease payments	25,957
Less: Imputed interest	(1,499)
Present value of lease liabilities	$24,458

24. REVENUE RECOGNITION

ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606 requires revenue that is derived from a contract with a customer to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods presented.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$21,382	$17,152	$16,561
Trust and investment services	11,518	11,571	9,978
Bankcard services	1,470	1,789	1,886
Gain on OREO, net	—	1,177	388
Other	7,546	7,007	11,277
Noninterest Income (in-scope of Topic 606)	41,916	38,696	40,090
Noninterest Income (out-of-scope of Topic 606)	8,073	8,689	9,780
Total noninterest income	$49,989	$47,385	$49,870

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

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands)
Assets
Investment in subsidiaries	$1,930,702	$2,038,948
Other assets, net	46,557	67,998
Total assets	$1,977,259	$2,106,946
Liabilities	$28,742	$25,443
Stockholders’ equity	1,948,517	2,081,503
Total liabilities and stockholders’ equity	$1,977,259	$2,106,946

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Equity in net earnings of subsidiaries	$45,512	$88,099	$(34,936)
Dividends from the Bank	195,000	129,000	217,000
Other expense, net	(5,087)	(4,578)	(4,905)
Net earnings	$235,425	$212,521	$177,159

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$235,425	$212,521	$177,159
Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(240,512)	(217,099)	(182,064)
Tax settlement received from the Bank	—	7,659	—
Stock-based compensation	7,901	5,183	5,529
Other operating activities, net	(1,136)	(888)	(2,018)
Total adjustments	(233,747)	(205,145)	(178,553)
Net cash provided by (used in) operating activities	1,678	7,376	(1,394)
Cash Flows from Investing Activities
Dividends received from the Bank	195,000	129,000	217,000
Net cash provided by investing activities	195,000	129,000	217,000
Cash Flows from Financing Activities
Repayment of junior subordinated debentures	—	(25,774)	—
Cash dividends on common stock	(104,439)	(97,733)	(98,475)
Proceeds from exercise of stock options	1,923	1,277	231
Repurchase of common stock	(46,330)	(8,337)	(92,772)
Repurchase of common stock, ASR	(70,000)	—	—
Net cash used in financing activities	(218,846)	(130,567)	(191,016)
Net (decrease) increase in cash and cash equivalents	(22,168)	5,809	24,590
Cash and cash equivalents, beginning of period	61,453	55,644	31,054
Cash and cash equivalents, end of period	$39,285	$61,453	$55,644

26. SUBSEQUENT EVENTS

No matters to report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CVB Financial Corp and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses for loans evaluated on a collective basis under Commercial and Industrial and Commercial Real Estate methodologies.

As discussed in Note 3 and Note 6 to the consolidated financial statements, the Company’s total allowance for credit losses as December 31, 2022 was $85.1 million, a substantial portion of which relates to the allowance for credit losses on loans evaluated on a collective basis using the commercial real estate methodology (commercial ACL). The commercial ACL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into segments. The commercial ACL methodology includes an estimation framework that uses loss experience of data sets of unique loans to derive lifetime loss rates at the pool level during the average life, inclusive of prepayments. The methodology to estimate the commercial ACL is largely driven by portfolio characteristics, including loss history, original loan-to-value ratios, and macroeconomic variables and the associated economic outlook. The commercial ACL incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of the loan. The forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years 2-3, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The commercial ACL methodology incorporates unique macroeconomic variables based on risk drivers to the underlying portfolio. The

Company reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

We identified the assessment of the December 31, 2022 commercial ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial ACL methodology, including the method used to estimate lifetime loss rates and the key assumptions: portfolio segmentation, prepayments, the economic forecast scenarios and their weightings and macroeconomic variables, and the length of the reasonable and supportable forecast period. The assessment also included the evaluation of the adjustments performed to align the life of loan loss rates with the current state of the portfolio. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the commercial ACL estimates, including controls over the:

•
development of the collective commercial ACL methodology
•
development of the lifetime loss rate methodology
•
ongoing monitoring of the lifetime loss rate methodology
•
identification and determination of the key assumptions used in the lifetime loss rate methodology
•
development of the adjustments performed to align the life of loan loss rates with the current state of the portfolio
•
analysis of the collective commercial ACL results, trends, and ratios.

We evaluated the Company’s process to develop the commercial ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•
evaluating the commercial ACL methodology for compliance with U.S. generally accepted accounting principles
•
evaluating judgments made relative to the development and performance monitoring of the lifetime loss rate methodology, including prepayments, by comparing them to Company-specific metrics and trends and the applicable industry and regulatory guidance
•
assessing the conceptual soundness and performance of the lifetime loss rate methodology, including their key assumptions, to determine whether the methodology was suitable for the intended use
•
evaluating the weighted economic forecast scenarios and underlying assumptions driving the macroeconomic variable changes, including the determination of the reasonable and supportable forecast period and weightings used by comparing it to the Company’s business environment and relevant industry practice
•
determining whether the loan portfolio is segmented by similar risk characteristics by comparing to specific portfolio risk characteristics and trends
•
evaluating the methodology used to develop the adjustments and the effect of those adjustments on the commercial ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying pool level metrics.

We also assessed the sufficiency of audit evidence obtained related to the December 31, 2022 commercial ACL by evaluating the:

•
cumulative results of the audit procedures
•
qualitative aspects of the Company’s accounting practices
•
potential bias in the accounting estimate

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Irvine, California

February 28, 2023