Form 10-Q
period 2023-03-31
CVB FINANCIAL CORP
filed 2023-05-10
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 139,289,515 outstanding as of April 28, 2023.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies and goals, and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, capital and liquidity levels, loan and deposit growth and retention, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, and the impact of acquisitions we have made or may make. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the level of our nonperforming assets and charge-offs; the transition away from USD LIBOR and uncertainties regarding potential alternative reference rates, including SOFR; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, such as the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including on our credit quality, business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national, or global level; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal proceedings; and our ability to manage the risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's 2022 Annual Report on Form 10-K filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$162,668	$158,236
Interest-earning balances due from Federal Reserve	64,866	45,225
Total cash and cash equivalents	227,534	203,461
Interest-earning balances due from depository institutions	11,944	9,553
Investment securities available-for-sale, at fair value (with amortized cost of $3,664,184 at March 31, 2023, and $3,755,297 at December 31, 2022)	3,204,524	3,255,211
Investment securities held-to-maturity (with fair value of $2,168,569 at March 31, 2023, and $2,155,587 at December 31, 2022)	2,535,979	2,554,301
Total investment securities	5,740,503	5,809,512
Investment in stock of Federal Home Loan Bank (FHLB)	38,697	27,627
Loans and lease finance receivables	8,942,489	9,079,392
Allowance for credit losses	(86,540)	(85,117)
Net loans and lease finance receivables	8,855,949	8,994,275
Premises and equipment, net	45,310	46,698
Bank owned life insurance (BOLI)	256,717	255,528
Accrued interest receivable	44,186	46,692
Intangibles	20,023	21,742
Goodwill	765,822	765,822
Income taxes	151,954	186,684
Other assets	115,402	108,946
Total assets	$16,274,041	$16,476,540

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,844,329	$8,164,364
Interest-bearing	4,427,541	4,671,881
Total deposits	12,271,870	12,836,245
Customer repurchase agreements	490,235	565,431
Other borrowings	1,405,000	995,000
Deferred compensation	22,873	22,092
Other liabilities	94,294	109,255
Total liabilities	14,284,272	14,528,023

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,302,451 at March 31, 2023, and 139,818,703 at December 31, 2022	1,281,786	1,300,466
Retained earnings	1,034,110	1,002,847
Accumulated other comprehensive (loss) income, net of tax	(326,127)	(354,796)
Total stockholders' equity	1,989,769	1,948,517
Total liabilities and stockholders' equity	$16,274,041	$16,476,540

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans and leases, including fees	$108,394	$89,461
Investment securities:
Investment securities available-for-sale	19,596	12,832
Investment securities held-to-maturity	13,956	10,663
Total investment income	33,552	23,495
Dividends from FHLB stock	349	371
Interest-earning deposits with other institutions	491	773
Total interest income	142,786	114,100
Interest expense:
Deposits	5,365	1,127
Borrowings and customer repurchase agreements	11,693	133
Total interest expense	17,058	1,260
Net interest income before provision for credit losses	125,728	112,840
Provision for credit losses	1,500	2,500
Net interest income after provision for credit losses	124,228	110,340
Noninterest income:
Service charges on deposit accounts	5,344	5,059
Trust and investment services	2,914	2,822
Bankcard services	377	416
BOLI income	1,189	1,349
Other	3,378	1,618
Total noninterest income	13,202	11,264
Noninterest expense:
Salaries and employee benefits	35,247	32,656
Occupancy and equipment	5,450	5,571
Professional services	1,696	2,045
Computer software expense	3,408	3,795
Marketing and promotion	1,715	1,458
Provision for unfunded loan commitments	500	—
Amortization of intangible assets	1,720	1,998
Acquisition related expenses	—	5,638
Other	5,145	5,077
Total noninterest expense	54,881	58,238
Earnings before income taxes	82,549	63,366
Income taxes	23,279	17,806
Net earnings	$59,270	$45,560

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$40,702	$(202,018)
Less: Income tax (expense) benefit related to items of other comprehensive income	(12,033)	59,724
Other comprehensive income (loss), net of tax	28,669	(142,294)
Comprehensive income (loss)	$87,939	$(96,734)

Basic earnings per common share	$0.42	$0.31
Diluted earnings per common share	$0.42	$0.31

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended March 31, 2023 and 2022

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	139,819	$1,300,466	$1,002,847	$(354,796)	$1,948,517
Repurchase of common stock	(918)	(21,036)	—	—	(21,036)
Exercise of stock options	4	72	—	—	72
Shares issued pursuant to stock-based compensation plan	397	2,284	—	—	2,284
Cash dividends declared on common stock ($0.20 per share)	—	—	(28,007)	—	(28,007)
Net earnings	—	—	59,270	—	59,270
Other comprehensive income	—	—	—	28,669	28,669
Balance, March 31, 2023	139,302	$1,281,786	$1,034,110	$(326,127)	$1,989,769

Balance, January 1, 2022	135,526	$1,209,903	$875,568	$(3,968)	$2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	—	—	197,069
Repurchase of common stock	(584)	(13,643)	—	—	(13,643)
Repurchase of common stock, ASR Plan	(2,544)	(56,000)	—	—	(56,000)
ASR Contract	—	(14,000)	—	—	(14,000)
Exercise of stock options	50	720	—	—	720
Shares issued pursuant to stock-based compensation plan	561	1,595	—	—	1,595
Cash dividends declared on common stock ($0.18 per share)	—	—	(25,467)	—	(25,467)
Net earnings	—	—	45,560	—	45,560
Other comprehensive loss	—	—	—	(142,294)	(142,294)
Balance, March 31, 2022	141,626	$1,325,644	$895,661	$(146,262)	$2,075,043

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Interest and dividends received	$148,044	$114,010
Service charges and other fees received	11,779	10,664
Interest paid	(17,239)	(1,254)
Net cash paid to vendors, employees and others	(72,445)	(48,292)
Income taxes	(19)	(16)
Net cash provided by operating activities	70,120	75,112
Cash Flows from Investing Activities
(Purchases) proceeds from redemption of FHLB stock, net	(11,070)	4,712
Net change in interest-earning balances from depository institutions	(2,391)	29,140
Proceeds from repayment of investment securities available-for-sale	89,465	145,783
Proceeds from maturity of investment securities available-for-sale	3	—
Purchases of investment securities available-for-sale	—	(608,045)
Proceeds from repayment and maturity of investment securities held-to-maturity	17,552	174,125
Purchases of investment securities held-to-maturity	(2,026)	(483,426)
Net increase in equity investments	2,680	766
Net decrease in loan and lease finance receivables	138,709	75,661
Purchase of premises and equipment	(343)	(1,120)
Proceeds from BOLI death benefit	—	3,096
Cash acquired from acquisition, net of cash paid	—	329,001
Net cash provided by (used in) investing activities	232,579	(330,307)
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(553,692)	350,695
Net decrease in time deposits	(10,683)	(21,930)
Net increase (decrease) in other borrowings	410,000	(2,281)
Net decrease in customer repurchase agreements	(75,196)	(43,479)
Cash dividends on common stock	(28,091)	(24,396)
Repurchase of common stock	(21,036)	(13,643)
Repurchase of common stock, ASR Plan	—	(56,000)
ASR Contract	—	(14,000)
Proceeds from exercise of stock options	72	720
Net cash (used in) provided by financing activities	(278,626)	175,686
Net increase (decrease) in cash and cash equivalents	24,073	(79,509)

Cash and cash equivalents, beginning of period	203,461	1,732,548
Cash and cash equivalents, end of period	$227,534	$1,653,039

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$59,270	$45,560
Adjustments to reconcile net earnings to net cash provided by operating activities:
Increase in BOLI	(1,189)	(1,349)
Net amortization of premiums and discounts on investment securities	4,635	8,134
Accretion of discount for acquired loans, net	(1,102)	(1,843)
Provision for credit losses	1,500	2,500
Provision for unfunded loan commitments	500	—
Stock-based compensation	2,284	1,595
Depreciation and amortization, net	4,448	2,317
Change in other assets and liabilities	(226)	18,198
Total adjustments	10,850	29,552
Net cash provided by operating activities	$70,120	$75,112

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$—	$257,979
Issuance of common stock for acquisition	$—	$197,069

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, Los Angeles County, Orange County, San Diego County, Ventura County, Santa Barbara County, and the Central Valley area of California. As of March 31, 2023, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

On January 7, 2022, we completed the acquisition of Suncrest Bank ("Suncrest") with approximately $1.4 billion in total assets, acquired at fair value, and seven banking centers. Assets acquired included $765.9 million of acquired net loans at fair value, $131.1 million of investment securities, and $9 million in Bank-Owned Life Insurance ("BOLI"). The acquisition resulted in $102.1 million of goodwill and $3.9 million in core deposit premium. Net cash proceeds were used to fund the $39.6 million in cash paid to the former shareholders of Suncrest as part of the merger consideration. Refer to Note 4 – Business Combinations of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification — Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC (“Form 10-K”).

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

Adoption of New Accounting Standard — On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures. This ASU eliminates recognition and measurement guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross write-offs by year of origination (i.e. the vintage year) for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. For entities that have adopted ASU 2016-13, this ASU is effective for interim and reporting periods beginning after December 15, 2022. The Company adopted this ASU on a prospective basis. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2022-02 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

We have included the financial results of the business combination in the condensed consolidated statement of earnings and comprehensive income beginning on the acquisition date. Supplementary pro- forma financial information related to the acquisition is not included because the impact to the Company's consolidated statements of income is not material.

For the three months ended March 31, 2022, the Company incurred non-recurring merger related expenses associated with the Suncrest acquisition of $5.6 million.

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The fair value of the majority of securities are based on quoted prices for similar assets in active markets or quoted prices for identical assets in markets that are not active. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,109,387	$41	$(361,563)	$2,747,865	85.75%
CMO/REMIC	526,922	—	(97,500)	429,422	13.39%
Municipal bonds	26,796	80	(718)	26,158	0.82%
Other securities	1,079	—	—	1,079	0.04%
Total available-for-sale securities	$3,664,184	$121	$(459,781)	$3,204,524	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$543,318	$—	$(100,496)	$442,822	21.42%
Mortgage-backed securities	697,766	—	(97,818)	599,948	27.51%
CMO/REMIC	822,599	—	(134,774)	687,825	32.44%
Municipal bonds	472,296	2,405	(36,727)	437,974	18.63%
Total held-to-maturity securities	$2,535,979	$2,405	$(369,815)	$2,168,569	100.00%

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,192,151	$39	$(403,049)	$2,789,141	85.68%
CMO/REMIC	535,269	—	(95,966)	439,303	13.50%
Municipal bonds	26,797	67	(1,177)	25,687	0.79%
Other securities	1,080	—	—	1,080	0.03%
Total available-for-sale securities	$3,755,297	$106	$(500,192)	$3,255,211	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$548,771	$—	$(114,343)	$434,428	21.48%
Mortgage-backed securities	706,796	—	(105,867)	600,929	27.67%
CMO/REMIC	827,346	—	(131,730)	695,616	32.39%
Municipal bonds	471,388	913	(47,687)	424,614	18.46%
Total held-to-maturity securities	$2,554,301	$913	$(399,627)	$2,155,587	100.00%

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$19,428	$12,649
Tax-advantaged	168	183
Total interest income from available-for-sale securities	19,596	12,832
Investment securities held-to-maturity:
Taxable	11,507	9,105
Tax-advantaged	2,449	1,558
Total interest income from held-to-maturity securities	13,956	10,663
Total interest income from investment securities	$33,552	$23,495

Approximately 91% of the total investment securities portfolio at March 31, 2023 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at March 31, 2023 and December 31, 2022.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$753,978	$(43,323)	$1,992,196	$(318,240)	$2,746,174	$(361,563)
CMO/REMIC	6,062	(148)	423,357	(97,352)	429,419	(97,500)
Municipal bonds	4,141	(51)	14,660	(667)	18,801	(718)
Total available-for-sale securities	$764,181	$(43,522)	$2,430,213	$(416,259)	$3,194,394	$(459,781)
Investment securities held-to-maturity:
Government agency/GSE	$23,225	$(579)	$419,597	$(99,917)	$442,822	$(100,496)
Mortgage-backed securities	128,307	(2,858)	471,641	(94,960)	599,948	(97,818)
CMO/REMIC	48,202	(2,033)	639,623	(132,741)	687,825	(134,774)
Municipal bonds	98,653	(2,271)	220,735	(34,456)	319,388	(36,727)
Total held-to-maturity securities	$298,387	$(7,741)	$1,751,596	$(362,074)	$2,049,983	$(369,815)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	-	-	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)

Investment securities held-to-maturity:
Government agency/GSE	179,348	(39,866)	255,080	(74,477)	434,428	(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

At March 31, 2023 and December 31, 2022, investment securities having a carrying value of approximately $4.0 billion and $2.90 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2023, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2023
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$1,495	$1,500	$11,608	$11,147
Due after one year through five years	327,651	314,059	35,679	34,823
Due after five years through ten years	1,945,392	1,688,229	299,200	270,717
Due after ten years	1,389,646	1,200,736	2,189,492	1,851,882
Total investment securities	$3,664,184	$3,204,524	$2,535,979	$2,168,569

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2023.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)

Commercial real estate	$6,950,302	$6,884,948
Construction	83,992	88,271
SBA	283,464	290,908
SBA - Paycheck Protection Program (PPP)	5,824	9,087
Commercial and industrial	898,167	948,683
Dairy & livestock and agribusiness	307,820	433,564
Municipal lease finance receivables	79,552	81,126
SFR mortgage	262,324	266,024
Consumer and other loans	71,044	76,781
Total loans, at amortized cost	8,942,489	9,079,392
Less: Allowance for credit losses	(86,540)	(85,117)
Total loans and lease finance receivables, net	$8,855,949	$8,994,275

As of March 31, 2023, 81.59% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 77.72% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of March 31, 2023, $517.8 million, or 7.45% of the total commercial real estate loans included loans secured by farmland, compared to $517.8 million, or 7.52%, at December 31, 2022. The loans secured by farmland included $138.4 million for loans secured by dairy & livestock land and $379.4 million secured by agricultural land at March 31, 2023, compared to $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022. As of March 31, 2023, dairy & livestock and agribusiness loans of $307.8 million were comprised of $261.3 million for dairy & livestock loans and $46.5 million for agribusiness loans, compared to $433.6 million were comprised of $388.5 million for dairy & livestock loans and $45.1 million for agribusiness loans at December 31, 2022.

At March 31, 2023 and December 31, 2022, loans totaling $4.32 billion and $4.30 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of March 31, 2023 and December 31, 2022.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings, and includes gross charge-offs in accordance with ASU 2022-02 effective January 1, 2023, as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$185,194	$1,356,290	$1,192,562	$950,317	$532,910	$2,302,301	$180,989	$37,602	$6,738,165
Special Mention	1,587	3,259	7,662	16,927	35,911	100,504	592	—	166,442
Substandard	—	—	—	15,192	12,997	17,506	—	—	45,695
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$186,781	$1,359,549	$1,200,224	$982,436	$581,818	$2,420,311	$181,581	$37,602	$6,950,302
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$3,704	$13,503	$34,209	$7,651	$—	$—	$19,881	$—	$78,948
Special Mention	—	—	—	—	—	5,044	—	—	5,044
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$3,704	$13,503	$34,209	$7,651	$—	$5,044	$19,881	$—	$83,992
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$805	$58,361	$54,368	$34,951	$7,277	$120,940	$50	$—	$276,752
Special Mention	—	—	—	—	1,312	3,630	—	—	4,942
Substandard	—	—	—	—	—	1,770	—	—	1,770
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$805	$58,361	$54,368	$34,951	$8,589	$126,340	$50	$—	$283,464
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$94	$—	$—	$94

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$2,638	$3,186	$—	$—	$—	$—	$5,824
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$2,638	$3,186	$—	$—	$—	$—	$5,824

Commercial and industrial loans:	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating:
Pass	$32,519	$155,350	$122,428	$79,288	$85,046	$114,270	$264,205	$5,865	$858,971
Special Mention	5,087	709	714	468	5,183	438	12,370	3,855	28,824
Substandard	—	486	—	682	842	4,120	3,430	812	10,372
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$37,606	$156,545	$123,142	$80,438	$91,071	$118,828	$280,005	$10,532	$898,167
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$16	$—	$—	$16

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$1,005	$100	$1,842	$1,478	$174	$739	$275,431	$342	$281,111
Special Mention	—	—	—	—	133	30	18,929	751	19,843
Substandard	—	—	—	—	—	1,684	—	5,182	6,866
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$1,005	$100	$1,842	$1,478	$307	$2,453	$294,360	$6,275	$307,820
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$6,427	$26,857	$6,559	$4,322	$34,984	$—	$—	$79,149
Special Mention	—	—	—	—	—	223	—	—	223
Substandard	—	—	—	—	—	180	—	—	180
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$6,427	$26,857	$6,559	$4,322	$35,387	$—	$—	$79,552
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$3,782	$62,559	$46,407	$45,031	$30,298	$72,716	$—	$—	$260,793
Special Mention	—	—	—	935	—	—	—	—	935
Substandard	—	—	—	—	—	211	—	385	596
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$3,782	$62,559	$46,407	$45,966	$30,298	$72,927	$—	$385	$262,324
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$1,706	$6,018	$3,433	$1,113	$850	$1,262	$53,326	$969	$68,677
Special Mention	—	—	490	—	—	—	290	89	869
Substandard	—	—	—	—	—	13	5	1,480	1,498
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$1,706	$6,018	$3,923	$1,113	$850	$1,275	$53,621	$2,538	$71,044
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans, at amortized cost:
Risk Rating:
Pass	$228,715	$1,658,608	$1,484,744	$1,129,574	$660,877	$2,647,212	$793,882	$44,778	$8,648,390
Special Mention	6,674	3,968	8,866	18,330	42,539	109,869	32,181	4,695	227,122
Substandard	—	486	—	15,874	13,839	25,484	3,435	7,859	66,977
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$235,389	$1,663,062	$1,493,610	$1,163,778	$717,255	$2,782,565	$829,498	$57,332	$8,942,489
Current YTD Period: Total gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$—	$110

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,363,733	$1,197,290	$957,965	$542,827	$506,613	$1,889,478	$175,373	$39,616	$6,672,895
Special Mention	3,285	12,114	11,284	32,976	21,646	76,290	908	—	158,503
Substandard	—	—	15,624	16,297	94	21,535	—	—	53,550
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$1,367,018	$1,209,404	$984,873	$592,100	$528,353	$1,987,303	$176,281	$39,616	$6,884,948

Construction loans:
Risk Rating:
Pass	$17,203	$26,689	$16,578	$—	$—	$—	$22,850	$—	$83,320
Special Mention	—	—	—	—	4,951	—	—	—	4,951
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$17,203	$26,689	$16,578	$—	$4,951	$—	$22,850	$—	$88,271

SBA loans:
Risk Rating:
Pass	$60,623	$54,781	$35,243	$7,460	$28,886	$96,473	$1,026	$—	$284,492
Special Mention	—	—	—	1,321	1,293	2,065	—	—	4,679
Substandard	—	—	—	—	556	1,181	—	—	1,737
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$60,623	$54,781	$35,243	$8,781	$30,735	$99,719	$1,026	$—	$290,908

SBA - PPP loans:
Risk Rating:
Pass	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087

Commercial and industrial loans:
Risk Rating:
Pass	$154,765	$135,162	$80,763	$101,192	$42,731	$85,406	$305,589	$7,775	$913,383
Special Mention	3,955	761	459	1,693	462	8	15,156	544	23,038
Substandard	494	—	728	959	5,624	496	3,200	761	12,262
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$159,214	$135,923	$81,950	$103,844	$48,817	$85,910	$323,945	$9,080	$948,683

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$207	$2,318	$1,515	$187	$69	$628	$400,229	$450	$405,603
Special Mention	—	—	—	599	46	—	17,129	853	18,627
Substandard	1,041	—	40	—	95	113	1,841	6,204	9,334
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$1,248	$2,318	$1,555	$786	$210	$741	$419,199	$7,507	$433,564

Municipal lease finance receivables loans:
Risk Rating:
Pass	$6,442	$26,858	$6,814	$4,327	$4,948	$31,292	$—	$—	$80,681
Special Mention	—	—	—	—	—	262	—	—	262
Substandard	—	—	—	—	—	183	—	—	183
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$6,442	$26,858	$6,814	$4,327	$4,948	$31,737	$—	$—	$81,126

SFR mortgage loans:
Risk Rating:
Pass	$63,761	$46,748	$45,819	$33,585	$15,836	$58,730	$—	$—	$264,479
Special Mention	—	—	943	—	—	—	—	—	943
Substandard	—	—	—	—	—	214	—	388	602
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$63,761	$46,748	$46,762	$33,585	$15,836	$58,944	$—	$388	$266,024

Consumer and other loans:
Risk Rating:
Pass	$7,653	$3,722	$1,298	$926	$79	$1,277	$58,578	$1,107	$74,640
Special Mention	—	561	—	—	—	—	590	—	1,151
Substandard	—	—	—	—	—	13	5	972	990
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,653	$4,283	$1,298	$926	$79	$1,290	$59,173	$2,079	$76,781

Total Loans, at amortized cost:
Risk Rating:
Pass	$1,674,387	$1,499,083	$1,149,567	$690,504	$599,162	$2,163,284	$963,645	$48,948	$8,788,580
Special Mention	7,240	13,436	12,686	36,589	28,398	78,625	33,783	1,397	212,154
Substandard	1,535	—	16,392	17,256	6,369	23,735	5,046	8,325	78,658
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$1,683,162	$1,512,519	$1,178,645	$744,349	$633,929	$2,265,644	$1,002,474	$58,670	$9,079,392

Allowance for Credit Losses ("ACL")

Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Paycheck Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion concerning the allowance for credit losses.

The ACL totaled $86.5 million at March 31, 2023, compared to $85.1 million at December 31, 2022. The $1.4 million increase in the ACL from December 31, 2022 to March 31, 2023 is comprised of $1.5 million in provision for credit losses, offset by $77,000 in net charge-offs. As a result of the acquisition of Suncrest, we recorded a provision for credit loss of $4.9 million on January 7, 2022 to establish the ACL for the acquired loans that were not considered PCD. The ACL at January 7, 2022, also included $8.6 million for the acquired Suncrest PCD loans. At March 31, 2023, the ACL as a percentage of total loans and leases, at amortized cost, was 0.97%. This compares to 0.94% At December 31, 2022. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario. As of March 31, 2023, the resulting weighted forecast assumes GDP will increase by 1.4% in 2023, followed by modest growth of 0.9% for 2024 and then grow by 2.4% in 2025. GDP is forecasted to be negative in the latter part of 2023 into early 2024. The unemployment rate is forecasted to increase, and result in a rate of 4.2% in 2023, 5.1% in 2024 and then decline to 4.8% in 2025.

Management believes that the ACL was appropriate at March 31, 2023 and December 31, 2022. Due to inflationary pressures, rising interest rates and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended March 31, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance March 31, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$2,311	$67,117
Construction	1,702	—	3	(31)	1,674
SBA	2,809	(94)	12	2	2,729
SBA - PPP	—	—	—	—	—
Commercial and industrial	10,206	(16)	14	(1,241)	8,963
Dairy & livestock and agribusiness	4,400	—	4	366	4,770
Municipal lease finance receivables	296	—	—	(13)	283
SFR mortgage	366	—	—	43	409
Consumer and other loans	532	—	—	63	595
Total allowance for credit losses	$85,117	$(110)	$33	$1,500	$86,540

	Three Months Ended March 31, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	(Recapture of) Provision for Credit Losses	Ending Balance March 31, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$—	$—	$5,086	$4,127	$(2,328)	$57,835
Construction	765	—	3	122	58	40	988
SBA	2,668	—	5	62	64	25	2,824
SBA - PPP	—	—	—	—	—	—	—
Commercial and industrial	6,669	(15)	3	500	508	(834)	6,831
Dairy & livestock and agribusiness	3,066	—	—	2,832	149	656	6,703
Municipal lease finance receivables	100	—	—	3	26	23	152
SFR mortgage	188	—	—	—	—	39	227
Consumer and other loans	613	(1)	—	—	—	(53)	559
Total allowance for credit losses	$65,019	$(16)	$11	$8,605	$4,932	$(2,432)	$76,119

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is in charge of monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$425	$—	$2,615	$3,040	$2,504,636	$2,507,676
Non-owner occupied	—	—	—	—	4,442,626	4,442,626
Construction
Speculative (1)	—	—	—	—	65,068	65,068
Non-speculative	—	—	—	—	18,924	18,924
SBA	575	—	702	1,277	282,187	283,464
SBA - PPP	—	—	—	—	5,824	5,824
Commercial and industrial	—	—	2,050	2,050	896,117	898,167
Dairy & livestock and agribusiness	—	183	198	381	307,439	307,820
Municipal lease finance receivables	—	—	—	—	79,552	79,552
SFR mortgage	—	—	384	384	261,940	262,324
Consumer and other loans	—	—	—	—	71,044	71,044
Total loans	$1,000	$183	$5,949	$7,132	$8,935,357	$8,942,489

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$2,639	$2,639	$2,482,471	$2,485,110
Non-owner occupied	—	—	—	—	4,399,838	4,399,838
Construction
Speculative (1)	—	—	—	—	67,436	67,436
Non-speculative	—	—	—	—	20,835	20,835
SBA	374	182	443	999	289,909	290,908
SBA - PPP	—	—	—	—	9,087	9,087
Commercial and industrial	—	—	1,318	1,318	947,365	948,683
Dairy & livestock and agribusiness	—	—	269	269	433,295	433,564
Municipal lease finance receivables	—	—	—	—	81,126	81,126
SFR mortgage	—	388	—	388	265,636	266,024
Consumer and other loans	175	—	33	208	76,573	76,781
Total loans	$549	$570	$4,702	$5,821	$9,073,571	$9,079,392

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of March 31, 2023 and December 31, 2022 by type of loan.

	March 31, 2023
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,616	$2,616	$—
Non-owner occupied	18	18	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	364	702	—
SBA - PPP	—	—	—
Commercial and industrial	683	2,049	—
Dairy & livestock and agribusiness	293	406	—
Municipal lease finance receivables	—	—	—
SFR mortgage	—	—	—
Consumer and other loans	384	384	—
Total loans	$4,358	$6,175	$—

(1)
As of March 31, 2023, $226,000 of nonaccruing loans were current and $6.0 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)
There were no guaranteed portion of nonaccrual SBA loans that are in process of collection.

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

	March 31, 2023			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$2,634	$—	$—	3
Construction	—	—	—	—
SBA	151	418	—	5
SBA - PPP	—	—	—	—
Commercial and industrial	3	2,497	1,167	10
Dairy & livestock and agribusiness	198	—	208	3
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$2,986	$2,915	$1,375	21

	December 31, 2022			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$17,935	$—	$—	4
Construction	—	—	—	—
SBA	151	292	—	6
SBA - PPP	—	—	—	—
Commercial and industrial	87	2,774	81	13
Dairy & livestock and agribusiness	269	2,000	208	4
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	33	—	—	1
Total collateral-dependent loans	$18,475	$5,066	$289	28

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.5 million for the off-balance sheet credit exposures as of March 31, 2023. There was $500,000 in provision for unfunded loan commitments for the three months ended March 31, 2023 and no provision for the three months ended March 31, 2022. As of March 31, 2023 and December 31,2022, the balance in this reserve was $8.5 million and $8.0 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023.

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at March 31,2023	Financing Receivables
Commercial real estate loans	$1,587	0.02%
Commercial and industrial	2,250	0.03%
Dairy & livestock and agribusiness	1,999	0.02%
Total	$5,836

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

Loan Type	Financial Effect

Term Extension
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.

As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$1,587	$—	$—
Commercial and industrial	2,250	—	—
Dairy & livestock and agribusiness	1,999	—	—
Total	$5,836	$—	$—

Prior to January 1, 2023, loans reported as TDRs were considered impaired and charge-off amounts were taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion regarding TDRs.

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

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We had no allocated allowance to TDRs as of December 31, 2022 and March 31, 2022.

As of December 31, 2022 and March 31, 2022, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the three months ended December 31, 2022 and March 31, 2022, respectively.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2023 and March 31, 2022, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 348,000 and 374,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$59,270	$45,560
Less: Net earnings allocated to restricted stock	407	253
Net earnings allocated to common shareholders	$58,863	$45,307
Weighted average shares outstanding	138,592	144,725
Basic earnings per common share	$0.42	$0.31

Diluted earnings per common share:
Net income allocated to common shareholders	$58,863	$45,307
Weighted average shares outstanding	138,592	144,725
Incremental shares from assumed exercise of outstanding options	361	294
Diluted weighted average shares outstanding	138,953	145,019
Diluted earnings per common share	$0.42	$0.31

8. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The valuation methodologies for financial assets and liabilities measured at fair value on a recurring and non-recurring basis are described in Note 19 — Fair Value Information, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,747,865	$—	$2,747,865	$—
CMO/REMIC	429,422	—	429,422	—
Municipal bonds	26,158	—	26,158	—
Other securities	1,079	—	1,079	—
Total investment securities - AFS	3,204,524	—	3,204,524	—
Interest rate swaps	135	—	135	—
Total assets	$3,204,659	$—	$3,204,659	$—
Description of liability
Interest rate swaps	$135	$—	$135	$—
Total liabilities	$135	$—	$135	$—

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,789,141	$—	$2,789,141	$—
CMO/REMIC	439,303	—	439,303	—
Municipal bonds	25,687	—	25,687	—
Other securities	1,080	—	1,080	—
Total investment securities - AFS	3,255,211	—	3,255,211	—
Interest rate swaps	82	—	82	—
Total assets	$3,255,293	$—	3,255,293	$—
Description of liability
Interest rate swaps	$82	$—	$82	$—
Total liabilities	$82	$—	$82	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at March 31, 2023 and December 31, 2022, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2023
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$1,587	$—	$—	$1,587	$1
Construction	—	—	—	—	—
SBA	470	—	—	470	114
SBA - PPP	—	—	—	—	—
Commercial and industrial	2,338	—	—	2,338	1,056
Dairy & livestock and agribusiness	1,999	—	—	1,999	98
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$6,394	$—	$—	$6,394	$1,269

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2022
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$2,639	$—	$—	$2,639	$1
Construction	—	—	—	—	—
SBA	323	—	—	323	182
SBA - PPP	—	—	—	—	2
Commercial and industrial	451	—	—	451	326
Dairy & livestock and agribusiness	113	—	—	113	113
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	2
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$3,526	—	—	$3,526	$626

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2023 and December 31, 2022, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$227,534	$227,534	$—	$—	$227,534
Interest-earning balances due from depository institutions	11,944	—	11,944	—	11,944
Investment securities available-for-sale	3,204,524	—	3,204,524	—	3,204,524
Investment securities held-to-maturity	2,535,979	—	2,168,569	—	2,168,569
Total loans, net of allowance for credit losses	8,855,949	—	—	8,022,018	8,022,018
Swaps	135	—	135	—	135
Liabilities
Deposits:
Interest-bearing	$4,427,541	$—	$4,421,511	$—	$4,421,511
Borrowings	1,895,235	—	1,797,500	—	1,797,500
Junior subordinated debentures	—	—	—	—	—
Swaps	135	—	135	—	135

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$203,461	$203,461	$—	$—	$203,461
Interest-earning balances due from depository institutions	9,553	—	9,553	—	9,553
Investment securities available-for-sale	3,255,211	—	3,255,211	—	3,255,211
Investment securities held-to-maturity	2,554,301	—	2,155,587	—	2,155,587
Total loans, net of allowance for credit losses	8,994,275	—	—	8,074,952	8,074,952
Swaps	82	—	82	—	82
Liabilities
Deposits:
Interest-bearing	$4,671,881	$—	$4,664,657	$—	$4,664,657
Borrowings	1,560,431	—	1,444,659	—	1,444,659
Junior subordinated debentures	—	—	—	—	—
Swaps	82	—	82	—	82

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2023, the Bank has entered into 142 interest-rate swap agreements with customers with a notional amount totaling $498.8 million. The Bank then entered into identical offsetting swaps with a counterparty. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, therefore allowing customers to convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with the counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on SOFR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. These instruments contain language outlining collateral pledging requirements for each counterparty, in which collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the Company’s condensed consolidated balance sheet.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2023 and December 31, 2022, the total notional amount of the Company’s swaps was $498.8 million, and $425.6 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	March 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$135	Other liabilities	$135
Total derivatives		$135		$135

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$82	Other liabilities	$82
Total derivatives		$82		$82

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
Three Months Ended March 31,
		2023	2022
(Dollars in thousands)
Interest rate swaps	Other income	$—	$—
Total		$—	$—

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended March 31,
	2023			2022
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$40,424	$(11,951)	$28,473	$(202,072)	$59,740	$(142,332)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	278	(82)	196	54	(16)	38
Net change	$40,702	$(12,033)	$28,669	$(202,018)	$59,724	$(142,294)

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

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
March 31, 2023
Financial assets:
Derivatives not designated as hedging instruments	$135	$—	$—	$135	$—	$135
Total	$135	$—	$—	$135	$—	$135

Financial liabilities:
Derivatives not designated as hedging instruments	$43,028	$(42,893)	$135	$42,893	$(20,581)	$22,447
Repurchase agreements	490,235	—	490,235	—	(579,048)	(88,813)
Total	$533,263	$(42,893)	$490,370	$42,893	$(599,629)	$(66,366)

December 31, 2022
Financial assets:
Derivatives not designated as hedging instruments	$82	$—	$—	$82	$—	$82
Total	$82	$—	$—	$82	$—	$82

Financial liabilities:
Derivatives not designated as hedging instruments	$53,996	$(53,914)	$82	$53,914	$(18,258)	$35,738
Repurchase agreements	565,431	—	565,431	—	(634,075)	(68,644)
Total	$619,427	$(53,914)	$565,513	$53,914	$(652,333)	$(32,906)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$22,932	$22,696
Total lease liabilities	24,629	24,458

	Three Months Ended March 31,
	2023	2022

Lease Cost
Operating lease expense (1)	$1,841	$1,846
Sublease income	—	—
Total lease expense	$1,841	$1,846

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,756	$1,851

	March 31, 2023	December 31, 2022
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.13	4.12
Weighted average discount rate	3.00%	2.80%

The Company’s lease arrangements that have not yet commenced as of March 31, 2023 and the Company’s short-term lease costs and variable lease costs, for the three months ended March 31, 2023 and 2022 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2023, excluding property taxes and insurance, are as follows:

March 31, 2023
(Dollars in thousands)
Year:
2023 (excluding the three months ended March 31, 2023)	$5,299
2024	6,458
2025	5,777
2026	4,503
2027	3,012
Thereafter	1,243
Total future lease payments	26,292
Less: Imputed interest	(1,663)
Present value of lease liabilities	$24,629

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, for the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,344	$5,059
Trust and investment services	2,914	2,822
Bankcard services	377	416
Other	3,378	1,618
Noninterest Income (in-scope of Topic 606)	12,013	9,915
Noninterest Income (out-of-scope of Topic 606)	1,189	1,349
Total noninterest income	$13,202	$11,264

Refer to Note 3 – Summary of Significant Accounting Policies and Note 24 – Revenue Recognition, included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion about noninterest revenue streams that are in-scope of Topic 606.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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
•
Business Combinations
•
Valuation and Recoverability of Goodwill

Our significant accounting policies are described in greater detail in our 2022 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2022, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Pronouncements but Not Adopted as of March 31, 2023

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

1st Quarter 2020 through June 2023

The Company established a LIBOR Transition Task Force in 2020, which inventoried our instruments that reflect exposure to LIBOR, created a framework to manage the transition and established a timeline for key decisions and actions, and started the transition from LIBOR in 2021. LIBOR is expected to be completely phased out by June of 2023, as such the Company continues to assess and convert instruments to various alternatives in place of LIBOR. Interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. The Bank will continue to use multiple alternative indices as replacements for LIBOR for newly originated instruments. All remaining financial instruments indexed to LIBOR will be transitioned to a replacement index, primarily CME Term SOFR, prior to June 2023. We do not expect this ASU to have a material impact on the Company's consolidated financial statements.

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

OVERVIEW

For the first quarter of 2023, we reported net earnings of $59.3 million, compared with $66.2 million for the fourth quarter of 2022 and $45.6 million for the first quarter of 2022. Diluted earnings per share were $0.42 for the first quarter, compared to $0.47 for the prior quarter and $0.31 for the same period last year. Net income of $59.3 million for the first quarter of 2023 produced an annualized return on average equity (“ROAE”) of 12.15%, an annualized return on average tangible common equity (“ROATCE”) of 20.59%, and an annualized return on average assets (“ROAA”) of 1.47%. Our net interest margin, tax equivalent (“NIM”), was 3.45% for the first quarter of 2023, while our efficiency ratio was 39.50%.

The first quarter of 2023 included $1.5 million in provision for credit losses, compared to a $2.5 million in provision for credit losses in the fourth quarter of 2022 and $2.5 million in the first quarter of 2022. The $1.5 million provision for credit losses in the most recent quarter was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 0.97% at March 31, 2023. Projected loss rates continue to be impacted by a deteriorating economic forecast that assumes a modest recession starting in late 2023 and modest GDP growth through 2024, as well as lower commercial real estate values and an increase in unemployment. Our forecast reflects GDP growth of 1.4% for all of 2023 and 0.9% in 2024. Unemployment is forecasted to be 4.2% in 2023 and 5.1% in 2024.

On January 7, 2022, we completed the acquisition of Suncrest Bank (“Suncrest”). At close, Citizens Business Bank acquired loans with a fair value of $774.5 million, assumed $512.8 million of noninterest-bearing deposits, and $669.8 million of interest-bearing deposits. The integration of Suncrest was completed in the second quarter with the consolidation of two banking centers. As a result of the Suncrest merger, we incurred $5.6 million in acquisition expense during the first quarter of 2022.

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

At March 31, 2023, total assets of $16.27 billion decreased by $202.5 million, or 1.23%, from total assets of $16.48 billion at December 31, 2022. Interest-earning assets of $14.80 billion at March 31, 2023, decreased by $172.8 million, or 1.15%, when compared with $14.97 billion at December 31, 2022. The decrease in interest-earning assets was primarily due to a $136.9 million decrease in total loans and a $69.0 million decrease in investment securities.

Total investment securities were $5.74 billion at March 31, 2023, a decrease of $69.0 million, or 1.19%, from $5.81 billion at December 31, 2022. At March 31, 2023, investment securities held-to-maturity (“HTM”) totaled $2.54 billion, a decrease of $18.3 million, or 0.72%, from December 31, 2022. At March 31, 2023, investment securities available-for-sale (“AFS”) totaled $3.20 billion, inclusive of a pre-tax net unrealized loss of $459.7 million. AFS securities decreased by $50.7 million, or 1.56%, from $3.26 billion at December 31, 2022. The decrease was net of a $40 million reduction in the unrealized loss on AFS securities due to a decline in market interest rates. Our tax equivalent yield on investments was 2.37% for the quarter ended March 31, 2023, compared to 2.36% for the fourth quarter of 2022 and 1.70% for the first quarter of 2022.

Total loans and leases, at amortized cost, of $8.94 billion at March 31, 2023, decreased by $136.9 million, or 1.51%, from December 31, 2022. After adjusting for seasonality of dairy and livestock and PPP loans, our core loans declined by $6.5 million, or 0.07%, from the end of the fourth quarter. The $136.9 million decrease in total loans quarter-over-quarter included decreases of $127.2 million in dairy & livestock loans, $50.5 million in commercial and industrial loans, $7.4 million in SBA loans, $4.3 million in construction loans, $3.7 million in SFR mortgage loans, $3.3 million in PPP loans, and $5.7 million in consumer and other loans, partially offset by an increase of $65.4 million in commercial real estate loans. The decline in dairy and livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 78% at the end of 2022 to 68%. Likewise, the decline in commercial and industrial loans was impacted by a decrease in line utilization from 33% at the end of 2022 to 28% at March 31, 2023. Our yield on loans was 4.90% for the quarter ended March 31, 2023, compared to 4.78% for the fourth quarter of 2022 and 4.27% for the first quarter of 2022. Loan yields, excluding the impact of PPP loans and discount accretion from acquired loans, increased from 4.11% in the first quarter of 2022 to 4.85% in the first quarter of 2023. The recent increases in interest rates, including a 475 basis point increase in the Fed Funds rate since the fourth quarter of 2021 contributed to the 74 basis point increase in our core loan yields year-over-year.

Noninterest-bearing deposits were $7.84 billion at March 31, 2023, a decrease of $320.0 million, or 3.92%, when compared to $8.16 billion at December 31, 2022 and a decrease of $1.26 billion, or 13.87%, when compared to $9.11 billion at March 31, 2022. At March 31, 2023, noninterest-bearing deposits were 63.92% of total deposits, compared to 63.60% at December 31, 2022 and 62.86% at March 31, 2022.

Interest-bearing deposits were $4.43 billion at March 31, 2023, a decrease of $244.3 million, or 5.23%, when compared to $4.67 billion at December 31, 2022 and a decrease of $952.9 million, or 17.71%, when compared to $5.38 billion at March 31, 2022. Customer repurchase agreements totaled $490.2 million at March 31, 2023, compared to $565.4 million at December 31, 2022 and $598.9 million at March 31, 2022. Our average cost of total deposits including customer repurchase agreements was 0.17% for the quarter ended March 31, 2023, compared to 0.08% for the fourth quarter of 2022 and 0.03% for the first quarter of 2022.

At March 31, 2023, we had $1.4 billion in FHLB short-term borrowings, compared to $995.0 million at December 31, 2022. The combination of seasonal deposit declines, the impact of cash burn on deposits from inflationary pressures, and market conditions that include the availability of higher interest rates on short-term alternatives to deposits, such as money market mutual funds and treasury notes, resulted in the decline in core customer deposits. The decline in deposits resulted in higher short-term borrowings from the Federal Home Loan Bank during the first quarter of 2023. With slowing loan demand, cash flow generated from our investment securities, and the normal historical inflows of deposits we experience during the second and third quarter of most years, borrowings may moderate during the second half of 2023. However, continued increases in short-term rates and overall inflationary pressures may continue to create challenges that impact deposit levels and our liquidity in the near term. Over the last twelve months, the Federal Reserve has increased the Federal Funds rate by 475 basis points to the target range of 4.75% to 5.00%. In comparison to the rising Federal Funds rate, our average cost of funds of 0.49% for the first quarter of 2023, increased from 0.03% for the first quarter of 2022. We had $971.7 million in average overnight borrowings at a cost of 4.81% for the first quarter of 2023, compared to $161.2 million in the fourth quarter of 2022 at a cost of 4.49%. These overnight borrowings and an increase in the cost of deposits and customer repurchase agreements from 8 basis points in the fourth quarter of 2022 to 17 basis points in the first quarter of 2023, increased our cost of funds by 36 basis points to 0.49% for the first quarter of 2023.

The allowance for credit losses totaled $86.5 million at March 31, 2023, compared to $85.1 million at December 31, 2022. The $1.5 million provision for credit losses in the most recent quarter was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 0.97% at March 31, 2023. Projected loss rates continue to be impacted by a deteriorating economic forecast that assumes a modest recession starting in late 2023 and modest GDP growth through 2024, as well as lower commercial real estate values and an increase in unemployment.

The Company’s total equity was $1.99 billion at March 31, 2023. This represented an overall increase of $41.3 million from total equity of $1.95 billion at December 31, 2022. Increases to equity included $59.3 million in net earnings and a $28.7 million increase in other comprehensive income from the tax effected impact of the increase in market value of available-for-sale securities. Decreases included $28.0 million in cash dividends. During the first quarter of 2023, we repurchased, under our 10b5-1 stock repurchase plan, 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. The 10b5-1 plan expired on March 2, 2023. Our tangible book value per share at March 31, 2023 was $8.64.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of March 31, 2023, the Company’s Tier 1 leverage capital ratio was 9.69%, common equity Tier 1 ratio was 13.80%, Tier 1 risk-based capital ratio was 13.80%, and total risk-based capital ratio was 14.65%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	March 31,		Variance
	2023	2022	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$125,728	$112,840	$12,888	11.42%
(Provision for) recapture of credit losses	(1,500)	(2,500)	1,000	40.00%
Noninterest income	13,202	11,264	1,938	17.21%
Noninterest expense	(54,881)	(58,238)	3,357	5.76%
Income taxes	(23,279)	(17,806)	(5,473)	-30.74%
Net earnings	$59,270	$45,560	$13,710	30.09%
Earnings per common share:
Basic	$0.42	$0.31	$0.11
Diluted	$0.42	$0.31	$0.11
Return on average assets	1.47%	1.06%	0.41%
Return on average shareholders' equity	12.15%	8.24%	3.91%
Efficiency ratio	39.50%	46.93%	-7.43%
Noninterest expense to average assets	1.36%	1.36%	0.00%

	Three Months Ended		Variance
	March 31,	December 31,
	2023	2022	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$125,728	$137,395	$(11,667)	-8.49%
(Provision for) recapture of credit losses	(1,500)	(2,500)	1,000	40.00%
Noninterest income	13,202	12,465	737	5.91%
Noninterest expense	(54,881)	(54,419)	(462)	-0.85%
Income taxes	(23,279)	(26,773)	3,494	13.05%
Net earnings	$59,270	$66,168	$(6,898)	-10.42%
Earnings per common share:
Basic	$0.42	$0.47	$(0.05)
Diluted	$0.42	$0.47	$(0.05)
Return on average assets	1.47%	1.60%	-0.13%
Return on average shareholders' equity	12.15%	13.68%	-1.53%
Efficiency ratio	39.50%	36.31%	3.19%
Noninterest expense to average assets	1.36%	1.32%	0.04%

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

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
	(Dollars in thousands)
Net Income	$59,270	$66,168	$45,560
Add: Amortization of intangible assets	1,720	1,724	1,998
Less: Tax effect of amortization of intangible assets (1)	(508)	(510)	(591)
Tangible net income	$60,482	$67,382	$46,967

Average stockholders' equity	$1,978,244	$1,918,983	$2,243,335
Less: Average goodwill	(765,822)	(765,822)	(759,014)
Less: Average intangible assets	(20,983)	(22,610)	(28,190)
Average tangible common equity	$1,191,439	$1,130,551	$1,456,131

Return on average equity, annualized	12.15%	13.68%	8.24%
Return on average tangible common equity, annualized	20.59%	23.65%	13.08%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three months ended March 31, 2023 and 2022. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended March 31,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,190,462	$19,428	2.44%	$3,516,886	$12,649	1.50%
Tax-advantaged	25,681	168	3.13%	30,071	183	2.91%
Held-to-maturity securities:
Taxable	2,163,847	11,507	2.13%	1,963,835	9,105	1.88%
Tax-advantaged	382,738	2,449	3.10%	265,648	1,558	2.85%
Investment in FHLB stock	28,868	349	4.90%	18,933	371	7.95%
Interest-earning deposits with other institutions	47,934	491	4.15%	1,666,473	773	0.19%
Loans (2)	8,963,323	108,394	4.90%	8,500,436	89,461	4.27%
Total interest-earning assets	14,802,853	142,786	3.91%	15,962,282	114,100	2.93%
Total noninterest-earning assets	1,510,283			1,421,668
Total assets	$16,313,136			$17,383,950

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,335,951	$5,247	0.49%	$5,082,605	$1,052	0.08%
Time deposits	285,296	118	0.17%	381,947	75	0.08%
Total interest-bearing deposits	4,621,247	5,365	0.47%	5,464,552	1,127	0.08%
FHLB advances, other borrowings, and customer repurchase agreements	1,522,455	11,693	3.11%	679,982	133	0.08%
Interest-bearing liabilities	6,143,702	17,058	1.13%	6,144,534	1,260	0.08%
Noninterest-bearing deposits	8,092,704			8,720,728
Other liabilities	98,486			275,353
Stockholders' equity	1,978,244			2,243,335
Total liabilities and stockholders' equity	$16,313,136			$17,383,950

Net interest income		$125,728			$112,840

Net interest spread - tax equivalent			2.78%			2.85%
Net interest margin			3.43%			2.89%
Net interest margin - tax equivalent			3.45%			2.90%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended March 31, 2023 and March 31, 2022. The non TE rates for total investment securities were 2.33% and 1.67% for the three months ended March 31, 2023 and March 31, 2022, respectively. The non TE rates for tax-advantaged AFS investment securities were 3.13% and 2.43% for the three months ended March 31, 2023 and March 31, 2022 respectively.
(2)
Includes loan fees of $781,000 and $3.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Prepayment penalty fees of $583,000 and $2.1 million are included in interest income for the three months ended March 31, 2023 and March 31, 2022, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31,
	2023 Compared to 2022
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(678)	$7,788	$(331)	$6,779
Tax-advantaged investment securities	(26)	14	(3)	(15)
Held-to-maturity securities:
Taxable investment securities	1,026	1,205	171	2,402
Tax-advantaged investment securities	683	136	72	891
Investment in FHLB stock	195	(142)	(75)	(22)
Interest-earning deposits with other institutions	(751)	16,297	(15,828)	(282)
Loans	4,870	13,334	729	18,933
Total interest income	5,319	38,632	(15,265)	28,686

Interest expense:
Savings deposits	(155)	5,099	(749)	4,195
Time deposits	(19)	83	(21)	43
FHLB advances, other borrowings, and customer repurchase agreements	165	5,090	6,305	11,560
Total interest expense	(9)	10,272	5,535	15,798
Net interest income	$5,328	$28,360	$(20,800)	$12,888

First Quarter of 2023 Compared to the First Quarter of 2022

Net interest income, before provision for credit losses, of $125.7 million for the first quarter of 2023 increased by $12.9 million, or 11.42%, from the first quarter of 2022. Interest-earning assets declined on average by $1.16 billion, or 7.26%, from $15.96 billion for the first quarter of 2022 to $14.80 billion for the first quarter of 2023. Our net interest margin (TE) expanded to 3.45% for the first quarter of 2023, compared to 2.90% for the first quarter of 2022. The 55 basis point expansion in our net interest margin was the result of a 98 basis point increase in earning asset yield, offset by a 46 basis point increase in cost of funds.

Total interest income was $142.8 million for the first quarter of 2023, which was $28.7 million, or 25.14%, higher than the same period of 2022. The increase was primarily due to a 98 basis point expansion of the yield on earning assets. Loan yields grew from 4.27% for the first quarter of 2022 to 4.90% for the first quarter of 2023. Likewise, the yield on investment securities increased by 67 basis points from the prior year quarter. Loan balances grew to 60.55% of earning assets on average for the first quarter of 2023, compared to 53.25% for the first quarter of 2022. In addition to loan growth, funds previously held at the Federal Reserve were invested into higher yielding investments during 2022, which increased investment securities to 38.93% of earning assets on average for the first quarter of 2023 from 36.19% for the first quarter of 2022. As a result of growth in loans and investment securities, our average balance at the Fed declined from 10.4% of earning assets in the first quarter of 2022 to 0.3% in the first quarter of 2023.

Total interest income and fees on loans for the first quarter of 2023 was $108.4 million, an increase of $18.9 million, or 21.16%, from the first quarter of 2022. This increase in income was partly due to growth in average loans of $462.9 million. Discount accretion on acquired loans decreased by $741,000 and interest and fee income from PPP loans declined by $2.8 million compared to the first quarter of 2022. After excluding discount accretion and the impact from PPP loans, our core loan yields grew by 74 basis points compared to the first quarter of 2022. Core loan yields grew throughout 2022 and the first quarter of 2023, as rising interest rates contributed to an increase in yields from 4.11% in the first quarter of 2022 to 4.85% in the first quarter of 2023.

Interest income from investment securities was $33.6 million, an increase of $10.1 million, or 42.80%, from the first quarter of 2022. The increase was a result of a 67 basis point increase in security yields. Investment securities were $5.76 billion on average for the first quarter of 2023, compared to $5.78 billion for the same period of 2022. Overall, the tax-equivalent yield on securities grew from 1.70% in the first quarter of 2022 to 2.37% in the first quarter of 2023.

Interest expense of $17.1 million for the first quarter of 2023, increased $15.8 million, compared to the first quarter of 2022. Total cost of funds of 0.49% for the first quarter of 2023 increased from 0.03% for the year ago quarter. This 46 basis point increase in cost of funds was the result of a 39 basis point increase in the cost of interest-bearing deposits and an average cost of 4.81% on $971.7 million of short-term borrowings for the first quarter of 2023. On average, noninterest-bearing deposits were 63.65% of total deposits for the first quarter of 2023, compared to 61.48% for the first quarter of 2022.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

The first quarter of 2023 included $1.5 million in provision for credit losses due to projected loss rates that continued to be impacted by a deteriorating economic forecast that assumes a modest recession starting in late 2023 and modest GDP growth through 2024, as well as lower commercial real estate values and an increase in unemployment. The first quarter of 2022 included $2.5 million in provision for credit losses. The $2.5 million provision for credit losses was the net result of the $4.9 million provision for credit losses recorded for the acquisition of the Suncrest non-PCD loans on January 7, 2022 and a subsequent $2.4 million recapture of provision due to the net impact of improvements in the underlying loan characteristics of certain classified loans and the impact of changes in the economic forecast of certain macroeconomic variables compared to the end of 2021. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended
	March 31,		Variance
	2023	2022	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,344	$5,059	$285	5.63%
Trust and investment services	2,914	2,822	92	3.26%
Bankcard services	377	416	(39)	-9.38%
BOLI income	1,189	1,349	(160)	-11.86%
Other	3,378	1,618	1,760	108.78%
Total noninterest income	$13,202	$11,264	$1,938	17.21%

First Quarter of 2023 Compared to the First Quarter of 2022

Noninterest income was $13.2 million for the first quarter of 2023, compared with $11.3 million for the first quarter of 2022. The $1.9 million increase in noninterest income included approximately $550,000 in interest rate swap related fees resulting from the conversion to SOFR of all of our previously originated interest rate swaps indexed to LIBOR, and a recapture of a previous impairment charge of $500,000 as a result of the payoff of a CRA investment that was previously identified as impaired.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2023, CitizensTrust had approximately $3.38 billion in assets under management and administration, including $2.25 billion in assets under management. CitizensTrust generated fees of $2.9 million for the first quarter of 2023, compared to $2.8 million for the first quarter of 2022. We have experienced growth in managed assets from the transition of customer deposits that are now being managed by CitizensTrust in various liquidity strategies. During the first quarter of 2023, more than $370 million of new assets under management were attributable to funds that were previously on deposit at Citizens Business Bank.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. There were no death benefits for the first quarter of 2023, compared with $508,000 in death benefits that exceeded the asset value of certain BOLI policies the first quarter of 2022.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended
	March 31,		Variance
	2023	2022	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$35,247	$32,656	$2,591	7.93%
Occupancy	4,594	4,548	46	1.01%
Equipment	856	1,023	(167)	-16.32%
Professional services	1,696	2,045	(349)	-17.07%
Computer software expense	3,408	3,795	(387)	-10.20%
Marketing and promotion	1,715	1,458	257	17.63%
Amortization of intangible assets	1,720	1,998	(278)	-13.91%
Telecommunications expense	503	554	(51)	-9.21%
Regulatory assessments	2,072	1,389	683	49.17%
Insurance	505	488	17	3.48%
Loan expense	299	368	(69)	-18.75%
Provision for unfunded loan commitments	500	—	500	-
Directors' expenses	289	364	(75)	-20.60%
Stationery and supplies	286	234	52	22.22%
Acquisition related expenses	—	5,638	(5,638)	-100.00%
Other	1,191	1,680	(489)	-29.11%
Total noninterest expense	$54,881	$58,238	$(3,357)	-5.76%

Noninterest expense to average assets	1.36%	1.36%
Efficiency ratio (1)	39.50%	46.93%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.36% for both the first quarter of 2023 and the first quarter of 2022.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio for the first quarter of 2023 was 39.50%, compared to 46.93% for the first quarter of 2022. If acquisition expense is excluded, the efficiency ratio was 42.38% for the first quarter of 2022.

First Quarter of 2023 Compared to the First Quarter of 2022

Noninterest expense of $54.9 million for the first quarter of 2023 was $3.4 million, or 5.76%, lower than the first quarter of 2022. The first quarter of 2023 included $500,000 in provision for unfunded commitments. Acquisition expense related to the merger of Suncrest Bank was $5.6 million for the first quarter of 2022. The year-over-year increase of $2.6 million in salaries and employee benefits, included a $637,000 increase in expense from the impact of lower loan origination deferrals during the first quarter of 2023. Regulatory expense increased by $683,000, primarily due to the FDIC's two basis point increase in its deposit insurance assessment rate that became effective for the first quarter of 2023.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2023 was 28.20%, compared to 28.10% for the three months ended March 31, 2022, respectively. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $16.27 billion at March 31, 2023 decreased by $202.5 million, or 1.23%, from total assets of $16.48 billion at December 31, 2022. Interest-earning assets of $14.80 billion at March 31, 2023, decreased by $172.8 million, or 1.15%, when compared with $14.97 billion at December 31, 2022. The decrease in interest-earning assets was primarily due to a $136.9 million decrease in total loans and a $69.0 million decrease in investment securities.

Total liabilities were $14.28 billion at March 31, 2023, a decrease of $243.8 million, or 1.68%, from total liabilities of $14.53 billion at December 31, 2022. Total deposits declined by $564.4 million, or 4.40%. Higher interest rates that have resulted from the Federal Reserve’s significant increase in the federal funds rate over the last year have continued to impact deposit levels, including $370 million of funds on deposit at the end of 2022 that were transferred from the Bank’s balance sheet to Citizens Trust for investment in higher yielding securities such as treasury notes. Short-term borrowings from the FHLB increased by $410.0 million from December 31, 2022. Total equity increased $41.3 million, or 2.12%, to $1.99 billion at March 31, 2023, compared to total equity of $1.95 billion at December 31, 2022. Increases to equity included $59.3 million in net earnings and a $28.7 million increase in other comprehensive income from the tax effected impact of the increase in market value of available-for-sale securities. Decreases included $28.0 million in cash dividends. During the first quarter of 2023, we repurchased, under our 10b5-1 stock repurchase plan, 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. The 10b5-1 plan expired on March 2, 2023.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2023, total investment securities were 5.74 billion. This represented a decrease of $69.0 million, or 1.19%, from $5.81 billion at December 31, 2022. The decrease in investment securities was due to cash outflow from the portfolio in the first quarter of 2023, offset by an increase in fair value of AFS securities due to a decline in interest rates from December 31, 2022 to March 31, 2023. At March 31, 2023, investment securities HTM totaled $2.54 billion. At March 31, 2023, our AFS investment securities totaled $3.20 billion, inclusive of a pre-tax net unrealized loss of $459.7 million, compared to $500.1 million at December 31, 2022. The after-tax unrealized loss reported in AOCI on AFS investment securities at March 31, 2023 was $323.8 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2023 and 2022, repayments/maturities of investment securities totaled $107.0 million and $319.9 million, respectively. There were no investment securities sold during the first quarter of 2023 and 2022.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,109,387	$41	$(361,563)	$2,747,865	85.75%
CMO/REMIC	526,922	—	(97,500)	429,422	13.39%
Municipal bonds	26,796	80	(718)	26,158	0.82%
Other securities	1,079	—	—	1,079	0.04%
Total available-for-sale securities	$3,664,184	$121	$(459,781)	$3,204,524	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$543,318	$—	$(100,496)	$442,822	21.42%
Mortgage-backed securities	697,766	—	(97,818)	599,948	27.51%
CMO/REMIC	822,599	—	(134,774)	687,825	32.44%
Municipal bonds	472,296	2,405	(36,727)	437,974	18.63%
Total held-to-maturity securities	$2,535,979	$2,405	$(369,815)	$2,168,569	100.00%

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,192,151	$39	$(403,049)	$2,789,141	85.68%
CMO/REMIC	535,269	—	(95,966)	439,303	13.50%
Municipal bonds	26,797	67	(1,177)	25,687	0.79%
Other securities	1,080	—	—	1,080	0.03%
Total available-for-sale securities	$3,755,297	$106	$(500,192)	$3,255,211	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$548,771	$—	$(114,343)	$434,428	21.48%
Mortgage-backed securities	706,796	—	(105,867)	600,929	27.67%
CMO/REMIC	827,346	—	(131,730)	695,616	32.39%
Municipal bonds	471,388	913	(47,687)	424,614	18.46%
Total held-to-maturity securities	$2,554,301	$913	$(399,627)	$2,155,587	100.00%

As of March 31, 2023, approximately $35.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 6% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$753,978	$(43,323)	$1,992,196	$(318,240)	$2,746,174	$(361,563)
CMO/REMIC	6,062	(148)	423,357	(97,352)	429,419	(97,500)
Municipal bonds	4,141	(51)	14,660	(667)	18,801	(718)
Total available-for-sale securities	$764,181	$(43,522)	$2,430,213	$(416,259)	$3,194,394	$(459,781)
Investment securities held-to-maturity:
Government agency/GSE	$23,225	$(579)	$419,597	$(99,917)	$442,822	$(100,496)
Mortgage-backed securities	128,307	(2,858)	471,641	(94,960)	599,948	(97,818)
CMO/REMIC	48,202	(2,033)	639,623	(132,741)	687,825	(134,774)
Municipal bonds	98,653	(2,271)	220,735	(34,456)	319,388	(36,727)
Total held-to-maturity securities	$298,387	$(7,741)	$1,751,596	$(362,074)	$2,049,983	$(369,815)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	-	-	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)

Investment securities held-to-maturity:
Government agency/GSE	179,348	(39,866)	255,080	(74,477)	434,428	(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of March 31, 2023 and December 31, 2022.

Refer to Note 5 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.94 billion at March 31, 2023 decreased by $136.9 million, or 1.51%, from December 31, 2022. After adjusting for seasonality of dairy and livestock and PPP loans, our core loans declined by $6.5 million, or 0.07%, from the end of the fourth quarter. The $136.9 million decrease in total loans quarter-over-quarter included decreases of $127.2 million in dairy & livestock loans, $50.5 million in commercial and industrial loans, $7.4 million in SBA loans, $4.3 million in construction loans, $3.7 million in SFR mortgage loans, $3.3 million in PPP loans, and $5.7 million in consumer and other loans, partially offset by an increase of $65.4 million in commercial real estate loans. The decline in dairy and livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 78% at the end of 2022 to 68% at March 31, 2023. Likewise, the decline in commercial and industrial loans was impacted by a decrease in line utilization from 33% at the end of 2022 to 28% at March 31, 2023.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	March 31, 2023	December 31, 2022
	(Dollars in thousands)

Commercial real estate	$6,950,302	$6,884,948
Construction	83,992	88,271
SBA	283,464	290,908
SBA - Paycheck Protection Program (PPP)	5,824	9,087
Commercial and industrial	898,167	948,683
Dairy & livestock and agribusiness	307,820	433,564
Municipal lease finance receivables	79,552	81,126
SFR mortgage	262,324	266,024
Consumer and other loans	71,044	76,781
Total loans, at amortized cost	8,942,489	9,079,392
Less: Allowance for credit losses	(86,540)	(85,117)
Total loans and lease finance receivables, net	$8,855,949	$8,994,275

As of March 31, 2023, $517.8 million, or 7.45% of the total commercial real estate loans included loans secured by farmland, compared to $517.8 million, or 7.52%, at December 31, 2022. The loans secured by farmland included $138.4 million for loans secured by dairy & livestock land and $379.4 million secured by agricultural land at March 31, 2023, compared to $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022. As of March 31, 2023, dairy & livestock and agribusiness loans of $307.8 million were comprised of $261.3 million for dairy & livestock loans and $46.5 million for agribusiness loans, compared to $433.6 million were comprised of $388.5 million for dairy & livestock loans and $45.1 million for agribusiness loans at December 31, 2022.

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

As of March 31, 2023, the Company had $206.8 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2023, the Company had $76.6 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we originated approximately 4,100 PPP loans totaling $1.10 billion in round one and originated approximately 1,900 PPP loans totaling $420 million in round two. As of March 31, 2023, the remaining outstanding balance of PPP loans totaled $5.8 million.

As of March 31, 2023, the Company had $84.0 million in construction loans. This represents 0.94% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects in Los Angeles County, Orange County, and the Inland Empire region of Southern California. There were no nonperforming construction loans at March 31, 2023.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of March 31, 2023.

	March 31, 2023
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,401,875	38.0%	$2,435,388	35.0%
Central Valley and Sacramento	2,089,192	23.4%	1,724,507	24.8%
Orange County	1,201,271	13.4%	717,207	10.3%
Inland Empire	933,323	10.4%	906,321	13.0%
Central Coast	466,154	5.2%	408,246	5.9%
San Diego	348,111	3.9%	344,838	5.0%
Other California	139,269	1.6%	100,998	1.5%
Out of State	363,294	4.1%	312,797	4.5%
	$8,942,489	100.0%	$6,950,302	100.0%

The table below breaks down our commercial real estate portfolio.

	March 31, 2023
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,291,838	33.0%	48.8%	$1,606
Office	1,171,524	16.9%	24.6%	1,715
Retail	994,004	14.3%	10.7%	1,738
Multi-family	832,104	12.0%	0.7%	1,576
Secured by farmland (2)	517,803	7.4%	98.6%	1,514
Medical	322,784	4.6%	32.9%	1,559
Other (3)	820,245	11.8%	44.1%	1,511
Total commercial real estate	$6,950,302	100.0%	36.0%	$1,616

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $138.4 million for loans secured by dairy & livestock land and $379.4 million for loans secured by agricultural land at March 31, 2023.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at March 31, 2023.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$6,175	$4,930
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming modified loans / troubled debt restructured loans (TDRs)	—	—
Total nonperforming loans	6,175	4,930
OREO, net	—	—
Total nonperforming assets	$6,175	$4,930
Modified loans / Performing TDRs	$5,836	$7,817

Total nonperforming loans and performing modified loans/TDRs	$12,011	$12,747

Percentage of nonperforming loans and performing modified loans/TDRs to total loans, at amortized cost	0.13%	0.14%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.07%	0.05%
Percentage of nonperforming assets to total assets	0.04%	0.03%

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023.

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at March 31,2023	Financing Receivables
Commercial real estate loans	$1,587	0.02%
Commercial and industrial	2,250	0.03%
Dairy & livestock and agribusiness	1,999	0.02%
Total	$5,836

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

Loan Type	Financial Effect

Term Extension
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.

As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$1,587	$—	$—
Commercial and industrial	2,250	—	—
Dairy & livestock and agribusiness	1,999	—	—
Total	$5,836	$—	$—

Troubled Debt Restructurings (“TDRs”)

Prior to January 1, 2023, loans reported as TDRs were considered impaired and charge-off amounts were taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion regarding TDRs.

Total TDRs $7.8 million at December 31, 2022. At December 31, 2022, all of our TDRs were performing and accruing interest as restructured loans. Our performing TDRs were generally provided a modification of loan repayment terms in response to borrower financial difficulties. The performing restructured loans represent the only loans accruing interest at each respective reporting date. A performing restructured loan is categorized as such if we believe that it is reasonably assured of repayment and is performing in accordance with the modified terms.

The following table provides a summary of TDRs as of the dates presented.

December 31, 2022
	Balance	Number of Loans
(Dollars in thousands)
Performing TDRs:
Commercial real estate	$—	—
Construction	—	—
SBA	—	—
Commercial and industrial	4,826	4
Dairy & livestock and agribusiness	2,000	1
SFR mortgage	991	5
Consumer and other	—	—
Total performing TDRs	$7,817	10

Nonperforming TDRs:
Commercial real estate	$—	—
Construction	—	—
SBA	—	—
Commercial and industrial	—	—
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other	—	—
Total nonperforming TDRs	—	—
Total TDRs	$7,817	10

At March 31, 2023 and December 31, 2022, there was no ACL allocated to modified loans to borrowers experiencing Financial Difficulty under the ASU 2022-02 or under TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on TDRs for the three months ended March 31, 2023 and 2022.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$2,634	$2,657	$6,705	$6,843	$7,055
Construction	—	—	—	—	—
SBA	702	443	1,065	1,075	1,575
SBA - PPP	—	—	—	—	2
Commercial and industrial	2,049	1,320	1,308	1,655	1,771
Dairy & livestock and agribusiness	406	477	1,007	3,354	2,655
SFR mortgage	—	—	—	—	167
Consumer and other loans	384	33	32	37	40
Total	$6,175	$4,930	$10,117	$12,964	$13,265
% of Total loans	0.07%	0.05%	0.12%	0.15%	0.15%

Past due 30-89 days:
Commercial real estate	$425	$—	$—	$559	$565
Construction	—	—	—	—	—
SBA	575	556	—	—	549
Commercial and industrial	—	—	—	—	6
Dairy & livestock and agribusiness	183	—	—	—	1,099
SFR mortgage	—	388	—	—	403
Consumer and other loans	—	175	—	—	—
Total	$1,183	$1,119	$—	$559	$2,622
% of Total loans	0.01%	0.01%	—	0.01%	0.03%

OREO:
Commercial real estate	$—	$—	$—	$—	$—
SBA	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Total nonperforming, past due, and OREO	$7,358	$6,049	$10,117	$13,523	$15,887
% of Total loans	0.08%	0.07%	0.12%	0.16%	0.18%

Classified Loans	$66,977	$78,658	$63,651	$76,170	$64,108

Nonperforming loans, defined as nonaccrual loans, nonperforming modified/TDR loans and loans past due 90 days or more and still accruing interest, were $6.2 million at March 31, 2023, or 0.07% of total loans. This compares to nonperforming loans of $4.9 million, or 0.05% of total loans, at December 31, 2022 and $13.8 million, or 0.17% of total loans, at March 31, 2022. The $1.2 million increase in nonperforming loans from December 31, 2022 was primarily due to an increase of $729,000 in commercial and industrial loans.

At March 31, 2023, December 31, 2022 and March 31, 2022, we had no OREO properties.

Allowance for Credit Losses

The allowance for credit losses totaled $86.5 million as of March 31, 2023, compared to $85.1 million as of December 31, 2022 and $76.1 million as of March 31, 2022. Our allowance for credit losses at March 31, 2023 was 0.97% of total loans. This compares to 0.94% and 0.89% at December 31, 2022 and March 31, 2022, respectively. The ACL was increased by $1.4 million for the first quarter of 2023, including $1.5 million in provision for credit losses. The ACL increased by $11.1 million in 2022, including $8.6 million for the acquired Suncrest PCD loans and a $2.5 million provision for credit losses. The $2.5 million provision for credit losses for the first quarter of 2022 was the net result of the January 7, 2022 provision for credit losses recorded for the acquisition of the Suncrest non-PCD loans and a $2.4 million recapture of provision due to the net impact of improvements in the underlying loan characteristics of certain classified loans and the impact of changes in the economic forecast of certain macroeconomic variables compared to the end of 2021. Net charge-offs were $77,000 for the three months ended March 31, 2023, which compares to $5,000 in net charge-offs for the same period of 2022.

The allowance for credit losses as of March 31, 2023 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Paycheck Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as multiple downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks, including a stagflation scenario, weighted among these multiple forecasts. As of March 31, 2022, the resulting weighted forecast assumes GDP will increase by 1.4% in 2023, including a decline in GDP in the second half of this year, followed by modest growth of 0.9% for 2024 and then grow by 2.4% in 2025. The unemployment rate is forecasted to be 4.2% in 2023, increase to 5.1% in 2024 and then decline to 4.8% in 2025. As there is continued uncertainty around the assumptions that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company's service areas and customers will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$85,117	$65,019
Charge-offs:
Commercial real estate	—	—
Construction	—	—
SBA	(94)	—
Commercial and industrial	(16)	(15)
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other loans	—	(1)
Total charge-offs	(110)	(16)
Recoveries:
Commercial real estate	—	—
Construction	3	3
SBA	12	5
Commercial and industrial	14	3
Dairy & livestock and agribusiness	4	—
SFR mortgage	—	—
Consumer and other loans	—	—
Total recoveries	33	11
Net (charge-offs) recoveries	(77)	(5)
Initial ACL for PCD loans at acquisition	—	8,605
Provision recorded at acquisition	—	4,932
Provision for (recapture of) credit losses	1,500	(2,432)
Allowance for credit losses at end of period	$86,540	$76,119

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,000	$8,000
Provision for unfunded loan commitments	500	—
Reserve for unfunded loan commitments at end of period	$8,500	$8,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.46%	0.44%

Amount of total loans at end of period (1)	$8,942,489	$8,591,684
Average total loans outstanding (1)	$8,963,323	$8,500,436

Net (charge-offs) to average total loans	0.00%	0.00%
Net (charge-offs) to total loans at end of period	0.00%	0.00%
Allowance for credit losses to average total loans	0.97%	0.90%
Allowance for credit losses to total loans at end of period	0.97%	0.89%
Net (charge-offs) to allowance for credit losses	-0.09%	-0.01%
Net (charge-offs) to provision for credit losses	-5.13%	-0.20%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $8.5 million for our off-balance sheet credit exposures as of March 31, 2023, compared with $8.0 million as of December 31, 2022 and March 31, 2022. The year-over-year increase included a $500,000 in provision for unfunded loan commitments in the first quarter of 2023.

While we believe that the allowance at March 31, 2023 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Changes in economic and business conditions have had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a specific borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits. We have no brokered deposits with 100% of our deposits being core deposits based on long-term customer relationships.

Total deposits were $12.27 billion at March 31, 2023. This represented a decrease of $564.4 million, or 4.40%, over total deposits of $12.84 billion at December 31, 2022. The composition of deposits is summarized as of the dates presented in the table below.

	March 31, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,844,329	63.92%	$8,164,364	63.60%
Interest-bearing deposits
Investment checking	668,947	5.45%	723,870	5.64%
Money market	2,925,457	23.84%	3,070,674	23.92%
Savings	549,194	4.48%	582,711	4.54%
Time deposits	283,943	2.31%	294,626	2.30%
Total Deposits	$12,271,870	100.00%	$12,836,245	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits totaled $8.09 billion on average for the first quarter of 2023, a decrease of $610.2 million, or 7.01%, from noninterest-bearing deposits of $8.70 billion for the fourth quarter of 2022. For the first quarter of 2023, average noninterest-bearing deposits were 63.65% of total deposits, compared to 63.58% for the fourth quarter of 2022.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.43 billion at March 31, 2023, representing a decrease of $244.3 million, or 5.23%, from savings deposits of $4.67 billion at December 31, 2022.

Time deposits totaled $283.9 million at March 31, 2023, representing a decrease of $10.7 million, or 3.63%, from total time deposits of $294.6 million for December 31, 2022.

Our deposits are 100% relationship based core deposits and customer repurchase agreements ("repos"). We had zero brokered deposits at the end of the first quarter of 2023 with 77% of our deposits consisting of business deposits and 23% consisting of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 40%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products.

Our customer deposit relationships represent a diverse set of industries. The industry classification with the largest concentration is manufacturing, which represents 9% of our deposits. Overall, there are 14 different industry classifications that represent 2% or more of our deposits as of March 31, 2023. Our depositors have typically banked with us for many years. As of March 31, 2023, 41% of our deposit relationships have banked with us more than 10 years and 77% of our deposit relationships have been with us for three or more years.

The unprecedented increase in short term interest rates impacted our deposit levels. Total deposits and customer repos were $13.3 billion on average for the first quarter of 2023, a $943 million, or 6.64% decrease compared to the prior quarter and a $1.6 million decrease from the first quarter of 2022. Noninterest bearing deposits averaged $8.09 billion, a $610.2 million, or approximately 7.01% decline from the average balance in the fourth quarter and a $628.0 million decrease from the first quarter of 2022. The decrease in average deposits was primarily offset by an $810.5 million increase in average short-term borrowings from the fourth quarter, at an average borrowing cost of 4.81%.

At March 31, 2023, our total deposits and customer repurchase agreements were $12.76 billion, compared with $13.40 billion at December 31, 2022 and $15.09 billion for the same period a year ago. At March 31, 2023, our noninterest bearing deposits were $7.84 billion, compared with $8.16 billion for the prior quarter and $9.11 billion from the year ago quarter. This represents a 3.92% decline from the end of 2022. Higher interest rates have impacted our deposits, both deposits transitioning to liquidity management accounts at CitizensTrust, as well as customers using deposits to pay down their credit lines that have seen rates rise above 7% or 8%. More than $370 million of the $639.6 million decline in deposits and customer repurchase agreements from the end of 2022 were moved into CitizensTrust, where they were invested in higher yielding liquid assets such as treasury notes. Furthermore, deposit levels continue to be impacted by both the burn down due to the overall inflationary environment and the slowdown in the residential real estate market. From the end of the first quarter of 2022 to the end of the first quarter of 2023, we have experienced a decline in deposits of approximately $500 million from customers in real estate related industries, primarily in title and escrow.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2023 and December 31, 2022, total funds borrowed under these agreements were $490.2 million and $565.4 million, respectively, with a weighted average interest rate of 0.12% and 0.10%, for the first quarter of 2023 and fourth quarter of 2022, respectively.

As a result of declining deposit balances, we borrowed on average $971.7 million from the FHLB during the first quarter of 2023. These short-term borrowings peaked at quarter end at $1.4 billion at March 31, 2023. The cost of these borrowings at the end of the first quarter of 2023 was approximately 5%.

Our secured borrowing capacity with the FHLB and FRB totaled $5.78 billion, of which approximately $4.37 billion was available as of March 31, 2023. At March 31, 2023, we had more than $300 million in Fed Funds unsecured lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings.

At March 31, 2023, $3.55 billion of loans and $4.0 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of March 31, 2023.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,271,870	$12,249,184	$17,563	$4,855	$268
Customer repurchase agreements (1)	490,235	490,235	—	—	—
Other Borrowings	1,405,000	1,405,000	—	—	—
Deferred compensation	22,873	602	1,152	1,150	19,969
Operating leases	26,292	6,996	11,810	6,737	749
Affordable housing investment	9,707	2,747	6,634	42	284
Total	$14,225,977	$14,154,764	$37,159	$12,784	$21,270

(1)
Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, and all other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

At March 31, 2023, we had $1.4 billion in FHLB short-term borrowings. The combination of seasonal deposit declines, the impact of cash burn on deposits from inflationary pressures, and market conditions that include the availability of higher interest rates on short-term alternatives to deposits, such as money market mutual funds and treasury notes, resulted in the decline in core customer deposits.

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2023.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$414,717	$61,901	$181,926	$143,116	$27,774
Construction	36,454	33,126	—	—	3,328
SBA	371	—	—	—	371
SBA - PPP	—	—	—	—	—
Commercial and industrial	956,828	748,033	152,159	7,422	49,214
Dairy & livestock and agribusiness (1)	274,485	204,823	69,661	1	—
Municipal lease finance receivables	—	—	—	—	—
SFR Mortgage	6,720	—	4,163	—	2,557
Consumer and other loans	116,638	12,505	9,534	3,682	90,917
Total commitment to extend credit	1,806,213	1,060,388	417,443	154,221	174,161
Obligations under letters of credit	50,128	5,777	44,333	—	18
Total	$1,856,341	$1,066,165	$461,776	$154,221	$174,179

(1)
Total commitments to extend credit to agribusiness were $36.2 million at March 31, 2023.

As of March 31, 2023, we had commitments to extend credit of approximately $1.81 billion, and obligations under letters of credit of $50.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of March 31, 2023 and 2022, the balance in this reserve was $8.5 million and $8.0 million, respectively, and was included in other liabilities. The year-over-year increase included a $500,000 provision for unfunded loan commitments in the first quarter of 2023.

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

Total equity increased $41.3 million, or 2.12%, to $1.99 billion at March 31, 2023, compared to total equity of $1.95 billion at December 31, 2022. Increases to equity included $59.3 million in net earnings and a $28.7 million increase in other comprehensive income from the tax effected impact of the increase in market value of available-for-sale securities. Decreases included $28.0 million in cash dividends. During the first quarter of 2023, we repurchased, under our 10b5-1 stock repurchase plan, 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. The 10b5-1 plan expired on March 2, 2023. Our tangible book value per share at March 31, 2023 was $8.64.

During the first quarter of 2023, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions. During the first quarter of 2022, we executed on the $70 million accelerated stock repurchase program and retired 2,544,298 shares of common stock. We also repurchased, under our 10b5-1 stock repurchase plan, 536,010 shares of common stock, at an average repurchase price of $23.40, totaling $12.5 million. During the first quarter of 2023, we repurchased 791,800 shares at an average price of $23.43. Our 10b5-1 plan expired on March 2, 2023.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2023, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				March 31, 2023		December 31, 2022
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.69%	9.61%	9.53%	9.42%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	13.80%	13.68%	13.55%	13.39%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	13.80%	13.68%	13.55%	13.39%
Total risk-based capital ratio	8.00%	10.50%	10.00%	14.65%	14.54%	14.37%	14.22%

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

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual customer funding needs, as well as current and planned business activities. Management has an Asset/Liability Committee that meets monthly. This committee analyzes the cash flows from loans, investments, deposits and borrowings, as well as the input assumptions and results from various models. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets at least quarterly to review the Company’s balance sheet and liquidity position. This committee provides oversight to the balance sheet and liquidity management process and recommends policy guidelines for the approval of our Board of Directors, and courses of action to address our actual and projected liquidity needs.

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit totaling approximately $6 billion, of which $4 billion is secured by pledged loans and another $1.7 billion is secured by investment securities. Those sources of liquidity include $3.5 billion of secured and unused capacity with the Federal Home Loan Bank, approximately $800 million of secured borrowing capacity at the Fed’s discount window, and more than $300 million in unsecured lines of credit with correspondent banks. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets, as well as pledging additional securities at the discount window or the Fed’s new Bank Term Funding Program. At March 31, 2023, $1.96 billion of AFS securities were available to pledge under the Fed’s new Bank Term Funding Program.

Our primary sources and uses of funds for the Company are deposits, customer repurchase agreements and loans. Total deposits and customer repos of $12.76 billion at March 31, 2023 decreased $639.6 million, or 4.77%, over total deposits and customer repos of $13.40 billion at December 31, 2022. As a result of declining deposit balances, we borrowed on average $971.7 million from the FHLB during the first quarter of 2023. We had no brokered deposits throughout the quarter. These short-term borrowings peaked at quarter end at $1.4 billion at March 31, 2023. The cost of these borrowings at the end of the first quarter of 2023 was approximately 5%. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At March 31, 2023, our deposits and customer repos that are neither collateralized nor insured were $7.1 billion.

In addition to the increase in short-term borrowing during the first quarter, we shrank our investment portfolio by not reinvesting the cashflows generated by our investments. Our investment portfolio declined by $69 million from the end of the fourth quarter to $5.74 billion dollars, primarily due to a decline in our AFS investment securities. AFS securities totaled $3.20 billion at March 31, 2023, inclusive of a pre-tax net unrealized loss of $459.7 million. The $50.7 million decline in AFS securities reflects principal cash flows, which offset a $40.4 million increase in market interest rates that resulted from a decline in interest rates.

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2023 and 2022. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)

Average cash and cash equivalents	$212,079	$1,840,410
Percentage of total average assets	1.30%	10.59%

Net cash provided by operating activities	$70,120	$75,112
Net cash provided by (used in) investing activities	232,579	(330,307)
Net cash (used in) provided by financing activities	(278,626)	175,686
Net increase (decrease) in cash and cash equivalents	$24,073	$(79,509)

Average cash and cash equivalents decreased by $1.63 billion, or 88.48%, to $212.1 million for the three months ended March 31, 2023, compared to $1.84 billion for the same period of 2022.

At March 31, 2023, cash and cash equivalents totaled $227.5 million. This represented a decrease of $1.43 billion, or 86.24%, from $1.65 billion at March 31, 2022.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our period end balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates, depending on the level of current market rates. The simulation model uses a parallel yield curve shift that ramps rates up or down on a pro rata basis over the 12-month and 24-month time horizon.

The following depicts the Company’s net interest income sensitivity analysis for the periods presented below, when rates are ramped up 200bps or ramped down 200bps over a 12-month time horizon.

	Estimated Net Interest Income Sensitivity
	March 31, 2023			December 31, 2022
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	0.55%	2.01%	+ 200 basis points	2.32%	4.96%
- 200 basis points	-0.32%	-2.99%	- 200 basis points	-2.28%	-6.83%

Based on our current simulation models, we believe that the interest rate risk profile of the March 31, 2023 balance sheet is slightly asset sensitive over both a one-year and a two-year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing characteristics and rate fluctuations of deposits with indeterminate or non-contractual maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. Continued near term declines in deposits due to higher interest rates, that result in higher levels of borrowings, will increase the probability that net interest income decreases in future periods.

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2023 and December 31, 2022, the EVE profile indicates a larger decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2023	December 31, 2022

200 bp decrease in interest rates	-8.2%	-12.8%
100 bp decrease in interest rates	-1.1%	-4.4%
100 bp increase in interest rates	-0.3%	1.2%
200 bp increase in interest rates	-1.5%	2.2%
300 bp increase in interest rates	-2.5%	3.8%
400 bp increase in interest rates	-2.8%	5.3%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently have futures, forwards, or option contracts. LIBOR is expected to be completely phased out by June of 2023, as such the Company continues to assess the impacts of this transition and exploring alternatives to use in place of LIBOR. Interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. The Bank will continue to use multiple alternative indices as replacements for LIBOR for newly originated instruments. All remaining financial instruments indexed to LIBOR will be transitioned to a replacement index, primarily CME Term SOFR, prior to June 2023. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended March 31, 2023, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, bankruptcy and lender liability claims, and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

ITEM 1A. RISK FACTORS

Except as discussed below there have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Recent negative developments affecting the banking industry could adversely impact our liquidity.

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional community banks like CBB. These market developments have negatively impacted customer confidence in the safety and soundness of smaller regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact CBB’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While CBB currently has access to substantial borrowing capacity from the Federal Reserve Bank, the Federal Home Loan Bank and credit facilities established with larger banks, there can be no assurance that customer confidence in regional banks and the banking system more broadly will be fully restored or that potential liquidity concerns will recede.

Rising interest rates have decreased the value of the Company’s available for sale and held-to-maturity securities and loan portfolios, and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates initiated by the Federal Reserve over the last year, the mark-to-market values of previously issued government and other fixed income securities have declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the available-for-sale and held-to-maturity portion of U.S. banks’ securities and loan portfolios. While the Company does not currently intend to sell these securities or loans, if the Company were required to sell such securities or loans to meet liquidity needs, it could incur losses, which could impair the Company’s capital, financial condition, and results of operations, thereby negatively impacting our profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing the Company's liquidity needs as they arise.

If the goodwill that we recorded in connection with business acquisitions becomes impaired, including as a result of recent declines in our stock price, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of the businesses we acquired. Goodwill has an indefinite useful life and is not amortized, however, it is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that the carrying value of the asset might be impaired, including as a result of a decline in our stock price and market capitalization below our stated book value. We determine impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using, among other things, cash flows, the fair value of our Company as determined by our stock price, and peer company comparisons. Adverse events in the banking sector have caused market volatility and declines in the stock market prices for many community and regional banks, including the Company’s, resulting in a recent decline in the Company’s market capitalization. If management’s estimates of future cash flows are rendered inaccurate, fair value determined could likewise become inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Any enhanced regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations and acquisition opportunities.

The Company anticipates increased regulatory scrutiny in the course of routine examinations and otherwise, and new regulations directed towards regional banks, designed to address the recent negative developments in the banking industry, all of which could increase the Company’s costs of doing business, result in decreased regulatory support for merger and acquisition activity, and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, levels of uninsured deposits, and embedded interest rate risk on bank balance sheets. As a primarily commercial bank, CBB has a relatively higher percentage of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, CBB could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Changes in economic, market and political conditions can adversely affect our operating results and financial condition.

We are subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years. The global economic impact from the geopolitical events in Europe that is contributing to rising energy and commodity prices, as well as the on-going supply chain disruptions have resulted in inflationary pressures and increases to prevailing interest rates. The Federal Reserve’s Open Market Committee (“FOMC”) raised the target range for the federal funds rate to 4.75% to 5.00% on March 2, 2023, resulting in a cumulative increase of 4.50% from March of 2022. These recent increases in prevailing interest rates and the expectation that further increases are likely will impact both our customers and many aspects of our business. Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but could also impact our ability to grow loans and deposits. Rising interest rates, higher commodity prices, and supply chain issues and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions. During the first half of 2022, we executed on the $70 million accelerated stock repurchase program and retired 2,993,551 shares of common stock at an average price of $23.38. During the first quarter of 2023, we repurchased 791,800 shares at an average price of $23.43. Our 10b5-1 plan expired on March 2, 2023. As of March 31, 2023, we had 4,300,059 shares of CVB common stock available for repurchase under the 2022 Repurchase Program.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

January 1 - 31, 2023	341,057	$23.88	4,750,802
February 1 - 28, 2023	97,560	$24.01	4,653,242
March 1 - 31, 2023	353,183	$22.83	4,300,059
Total	791,800	$23.43	4,300,059

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: May 10, 2023

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)