Form 10-Q
period 2023-06-30
CVB FINANCIAL CORP
filed 2023-08-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 139,344,143 outstanding as of July 31, 2023.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies, goals and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, capital and liquidity levels, loan and deposit growth and retention, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, the impact of economic developments, and the impact of acquisitions we have made or may make. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target and key personnel into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the level of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including on our credit quality, business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national, or global level; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal proceedings or outcomes; and our ability to manage the risks involved in the foregoing.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$231,316	$158,236
Interest-earning balances due from Federal Reserve	387,039	45,225
Total cash and cash equivalents	618,355	203,461
Interest-earning balances due from depository institutions	30,478	9,553
Investment securities available-for-sale, at fair value (with amortized cost of $3,576,937 at June 30, 2023, and $3,755,297 at December 31, 2022)	3,068,151	3,255,211
Investment securities held-to-maturity (with fair value of $2,108,653 at June 30, 2023, and $2,155,587 at December 31, 2022)	2,512,707	2,554,301
Total investment securities	5,580,858	5,809,512
Investment in stock of Federal Home Loan Bank (FHLB)	29,484	27,627
Loans and lease finance receivables	8,907,397	9,079,392
Allowance for credit losses	(86,967)	(85,117)
Net loans and lease finance receivables	8,820,430	8,994,275
Premises and equipment, net	45,518	46,698
Bank owned life insurance (BOLI)	257,348	255,528
Accrued interest receivable	46,545	46,692
Intangibles	18,303	21,742
Goodwill	765,822	765,822
Income taxes	146,977	186,684
Other assets	124,426	108,946
Total assets	$16,484,544	$16,476,540

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,878,810	$8,164,364
Interest-bearing	4,518,711	4,671,881
Total deposits	12,397,521	12,836,245
Customer repurchase agreements	452,373	565,431
Other borrowings	1,495,000	995,000
Deferred compensation	23,095	22,092
Other liabilities	115,188	109,255
Total liabilities	14,483,177	14,528,023

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,343,284 at June 30, 2023, and 139,818,703 at December 31, 2022	1,284,150	1,300,466
Retained earnings	1,062,093	1,002,847
Accumulated other comprehensive loss, net of tax	(344,876)	(354,796)
Total stockholders' equity	2,001,367	1,948,517
Total liabilities and stockholders' equity	$16,484,544	$16,476,540

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans and leases, including fees	$110,990	$92,770	$219,384	$182,231
Investment securities:
Investment securities available-for-sale	19,356	17,042	38,952	29,874
Investment securities held-to-maturity	13,740	11,714	27,696	22,377
Total investment income	33,096	28,756	66,648	52,251
Dividends from FHLB stock	483	273	832	644
Interest-earning deposits with other institutions	4,670	1,463	5,161	2,236
Total interest income	149,239	123,262	292,025	237,362
Interest expense:
Deposits	10,765	1,201	16,130	2,328
Borrowings and customer repurchase agreements	18,939	121	30,632	254
Total interest expense	29,704	1,322	46,762	2,582
Net interest income before provision for credit losses	119,535	121,940	245,263	234,780
Provision for credit losses	500	3,600	2,000	6,100
Net interest income after provision for credit losses	119,035	118,340	243,263	228,680
Noninterest income:
Service charges on deposit accounts	4,838	5,333	10,182	10,392
Trust and investment services	3,315	2,962	6,229	5,784
Bankcard services	490	310	867	726
BOLI income	2,097	603	3,286	1,952
Gain on sale of building, net	—	2,717	—	2,717
Other	1,916	2,745	5,294	4,363
Total noninterest income	12,656	14,670	25,858	25,934
Noninterest expense:
Salaries and employee benefits	33,548	31,553	68,795	64,209
Occupancy and equipment	5,517	5,567	10,967	11,138
Professional services	2,562	2,305	4,258	4,350
Computer software expense	3,316	3,103	6,724	6,898
Marketing and promotion	1,321	1,638	3,036	3,096
Provision for unfunded loan commitments	400	—	900	—
Amortization of intangible assets	1,719	1,998	3,439	3,996
Acquisition related expenses	—	375	—	6,013
Other	5,634	4,332	10,779	9,409
Total noninterest expense	54,017	50,871	108,898	109,109
Earnings before income taxes	77,674	82,139	160,223	145,505
Income taxes	21,904	23,081	45,183	40,887
Net earnings	$55,770	$59,058	$115,040	$104,618

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$(34,464)	$(142,790)	$6,238	$(344,809)
Less: Income tax (expense) benefit related to items of other comprehensive income	7,869	42,213	(4,164)	101,938
Unrealized gain (loss) on derivatives designated as hedging instruments arising during the period	7,846	—	7,846	—
Other comprehensive income (loss), net of tax	(18,749)	(100,577)	9,920	(242,871)
Comprehensive income (loss)	$37,021	$(41,519)	$124,960	$(138,253)

Basic earnings per common share	$0.40	$0.42	$0.83	$0.74
Diluted earnings per common share	$0.40	$0.42	$0.82	$0.74

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended June 30, 2023 and 2022

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2023	139,302	$1,281,786	$1,034,110	$(326,127)	$1,989,769
Repurchase of common stock	(1)	(15)	—	—	(15)
Exercise of stock options	—	1	—	—	1
Shares issued pursuant to stock-based compensation plan	42	2,378	—	—	2,378
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,787)	—	(27,787)
Net earnings	—	—	55,770	—	55,770
Other comprehensive income	—	—	—	(18,749)	(18,749)
Balance, June 30, 2023	139,343	$1,284,150	$1,062,093	$(344,876)	$2,001,367

Balance, April 1, 2022	141,626	$1,325,644	$895,661	$(146,262)	$2,075,043
Repurchase of common stock	(1,148)	(26,821)	—	—	(26,821)
Repurchase of common stock, ASR Plan	(450)	—	—	—	—
Exercise of stock options	14	245	—	—	245
Shares issued pursuant to stock-based compensation plan	(16)	1,982	—	—	1,982
Cash dividends declared on common stock ($0.19 per share)	—	—	(26,719)	—	(26,719)
Net earnings	—	—	59,058	—	59,058
Other comprehensive loss	—	—	—	(100,577)	(100,577)
Balance, June 30, 2022	140,026	$1,301,050	$928,000	$(246,839)	$1,982,211

Six Months Ended June 30, 2023 and 2022

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	139,819	$1,300,466	$1,002,847	$(354,796)	$1,948,517
Repurchase of common stock	(919)	(21,051)	—	—	(21,051)
Exercise of stock options	4	73	—	—	73
Shares issued pursuant to stock-based compensation plan	439	4,662	—	—	4,662
Cash dividends declared on common stock ($0.40 per share)	—	—	(55,794)	—	(55,794)
Net earnings	—	—	115,040	—	115,040
Other comprehensive loss	—	—	—	9,920	9,920
Balance, June 30, 2023	139,343	$1,284,150	$1,062,093	$(344,876)	$2,001,367

Balance, January 1, 2022	135,526	$1,209,903	$875,568	$(3,968)	$2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	—	—	197,069
Repurchase of common stock	(1,732)	(40,464)	—	—	(40,464)
Repurchase of common stock, ASR Plan	(2,994)	(70,000)	—	—	(70,000)
Exercise of stock options	64	965	—	—	965
Shares issued pursuant to stock-based compensation plan	545	3,577	—	—	3,577
Cash dividends declared on common stock ($0.37 per share)	—	—	(52,186)	—	(52,186)
Net earnings	—	—	104,618	—	104,618
Other comprehensive loss	—	—	—	(242,871)	(242,871)
Balance, June 30, 2022	$140,026	$1,301,050	$928,000	$(246,839)	$1,982,211

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Interest and dividends received	$297,842	$236,887
Service charges and other fees received	22,551	22,642
Interest paid	(41,600)	(2,373)
Net cash paid to vendors, employees and others	(116,630)	(95,770)
Income taxes	(60)	(32,998)
Net cash provided by operating activities	162,103	128,388
Cash Flows from Investing Activities
(Purchases) proceeds from redemption of FHLB stock, net	(1,857)	4,712
Net change in interest-earning balances from depository institutions	(20,925)	28,617
Proceeds from repayment of investment securities available-for-sale	186,106	282,175
Proceeds from maturity of investment securities available-for-sale	3	1,226
Purchases of investment securities available-for-sale	—	(1,092,577)
Proceeds from repayment and maturity of investment securities held-to-maturity	45,833	213,907
Purchases of investment securities held-to-maturity	(2,026)	(532,474)
Net (increase) decrease in equity investments	(775)	511
Net decrease (increase) in loan and lease finance receivables	176,027	(20,423)
Proceeds from sale of building, net of selling costs	—	8,315
Purchase of premises and equipment	(2,349)	(2,307)
Proceeds from BOLI death benefit	1,466	3,096
Cash acquired from acquisition, net of cash paid	—	329,001
Net cash provided by (used in) investing activities	381,502	(776,221)
Cash Flows from Financing Activities
Net decrease in other deposits	(460,134)	(38,815)
Net increase (decrease) in time deposits	21,410	(47,979)
Net increase (decrease) in other borrowings	500,000	(2,281)
Net decrease in customer repurchase agreements	(113,058)	(139,559)
Cash dividends on common stock	(55,951)	(49,873)
Repurchase of common stock	(21,051)	(40,464)
Repurchase of common stock, ASR Plan	—	(70,000)
Proceeds from exercise of stock options	73	965
Net cash used in financing activities	(128,711)	(388,006)
Net increase (decrease) in cash and cash equivalents	414,894	(1,035,839)

Cash and cash equivalents, beginning of period	203,461	1,732,548
Cash and cash equivalents, end of period	$618,355	$696,709

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$115,040	$104,618
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	—	(2,717)
Increase in BOLI	(3,286)	(1,952)
Net amortization of premiums and discounts on investment securities	9,376	15,353
Accretion of discount for acquired loans, net	(2,035)	(3,693)
Provision for credit losses	2,000	6,100
Provision for unfunded loan commitments	900	—
Stock-based compensation	4,662	3,577
Depreciation and amortization, net	8,335	5,749
Change in other assets and liabilities	27,111	1,353
Total adjustments	47,063	23,770
Net cash provided by operating activities	$162,103	$128,388

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$—	$80,230
Issuance of common stock for acquisition	$—	$197,069

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of June 30, 2023, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Adoption of New Accounting Standards

On January 1, 2023, the Company adopted Accounting Standard Update ("ASU") 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures. This ASU eliminates recognition and measurement guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross write-offs by year of origination (i.e. the vintage year) for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. For entities that have adopted ASU 2016-13, this ASU is effective for interim and reporting periods beginning after December 15, 2022. The Company adopted this ASU on a prospective basis. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2022-02 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the population of investments for which an investor may elect to apply the proportional amortization method. Under this ASU, an investor in a tax equity investment may elect the proportional amortization method for qualifying investments on a tax credit program-by-program basis. To qualify for the proportional amortization method, an investment must meet the criteria previously applicable to Low Income Housing Tax Credit ("LIHTC") investments, as clarified by the ASU. This ASU is effective in the first quarter of 2024. Early adoption is permitted as of an interim period with retrospective application to the beginning of the fiscal year.

The Bank invests in various tax credit partnerships pursuant to Sections 42 and 48 of the Internal Revenue Code of 1986 (the “Code”). The Bank acts as a limited partner in these investments and does not exercise control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. Upon entering into new solar tax equity investments in the second quarter of 2023, the Company adopted ASU 2023-02 on a prospective basis and implemented the proportional amortization method of accounting. The proportional amortization method recognizes the amortization of the cost of the investment as a component of income tax expense.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary, optional guidance to ease the potential burden in accounting for transitioning away from reference rates such as LIBOR. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This ASU was effective in June 2023. and it did not have a material impact on our consolidated financial statements. As a result of the phase out of LIBOR, our interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. The Bank will continue to use multiple alternative indices as replacements for LIBOR for newly originated instruments. All remaining financial instruments indexed to LIBOR have been transitioned to a replacement index, as of June 30, 2023.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, was effective in the first quarter of 2023. The amendments in ASU 2022-01 allow nonprepayable financial assets to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. This ASU expanded the previous single-layer model to allow multiple hedged layers of a single closed portfolio. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with risk management strategies. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. This ASU also clarifies that fair value basis adjustments in an existing portfolio layer method hedge are maintained at the closed portfolio level (Balance Sheet line item level) and are therefore not allocated to individual assets. In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $11.1 million on June 30, 2023. This pay-fixed interest rate swap is designated as a partial-term fair value hedge using the Portfolio Layer Method, in accordance with ASU 2022-01. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

4. BUSINESS COMBINATIONS

On January 7, 2022, the Company completed the acquisition of Suncrest, headquartered in Visalia, California. The Company acquired all of the assets and assumed all of the liabilities of Suncrest in a stock and cash transaction for $39.6 million in cash and $197.1 million in stock. As a result, Suncrest merged with and into the Bank, the principal subsidiary of CVB. The Company believes this transaction serves to further extend and strengthen its geographic presence in California’s Central Valley and the greater Sacramento area. At close, Suncrest had seven branch locations and two loan production offices, which re-opened as CBB locations on January 10, 2022. As a result of the consolidation of branches during the second quarter of 2022, five branch locations remain from this acquisition.

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

	June 30, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,018,260	$24	$(385,263)	$2,633,021	85.82%
CMO/REMIC	519,646	—	(111,187)	408,459	13.30%
Municipal bonds	26,797	52	(1,283)	25,566	0.83%
Other securities	1,105	—	—	1,105	0.05%
Unallocated portfolio layer fair value basis adjustments (1)	11,129	—	(11,129)	N/A	N/A
Total available-for-sale securities	$3,576,937	$76	$(508,862)	$3,068,151	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$538,923	$—	$(105,252)	$433,671	21.45%
Mortgage-backed securities	684,917	—	(103,649)	581,268	27.26%
CMO/REMIC	817,801	—	(155,611)	662,190	32.55%
Municipal bonds	471,066	1,654	(41,196)	431,524	18.74%
Total held-to-maturity securities	$2,512,707	$1,654	$(405,708)	$2,108,653	100.00%

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 10 for additional information.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$19,187	$16,863	$38,615	$29,512
Tax-advantaged	169	179	337	362
Total interest income from available-for-sale securities	19,356	17,042	38,952	29,874
Investment securities held-to-maturity:
Taxable	11,293	9,978	22,800	19,082
Tax-advantaged	2,447	1,736	4,896	3,295
Total interest income from held-to-maturity securities	13,740	11,714	27,696	22,377
Total interest income from investment securities	$33,096	$28,756	$66,648	$52,251

Approximately 91% of the total investment securities portfolio at June 30, 2023 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or higher rated general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at June 30, 2023 and December 31, 2022.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$80,414	$(3,322)	$2,551,205	$(381,941)	$2,631,619	$(385,263)
CMO/REMIC	745	(17)	407,711	(111,170)	408,456	(111,187)
Municipal bonds	6,442	(47)	17,940	(1,236)	24,382	(1,283)
Total available-for-sale securities	$87,601	$(3,386)	$2,976,856	$(494,347)	$3,064,457	$(497,733)
Investment securities held-to-maturity:
Government agency/GSE	$14,155	$(619)	$419,516	$(104,633)	$433,671	$(105,252)
Mortgage-backed securities	91,805	(3,138)	489,463	(100,511)	581,268	(103,649)
CMO/REMIC	47,110	(2,884)	615,080	(152,727)	662,190	(155,611)
Municipal bonds	92,899	(2,499)	253,674	(38,697)	346,573	(41,196)
Total held-to-maturity securities	$245,969	$(9,140)	$1,777,733	$(396,568)	$2,023,702	$(405,708)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	—	—	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)

Investment securities held-to-maturity:
Government agency/GSE	179,348	(39,866)	255,080	(74,477)	434,428	(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

At June 30, 2023, investment securities, with the following carrying values, were pledged to secure $1.87 billion of total deposits which includes $1.25 billion to secure public funds, $551.2 million of repurchase agreements, approximately $695 million of outstanding borrowings, and approximately $20 million for other purposes as required or permitted by law. In addition, investment securities having a carrying value of $1.9 billion were pledged to secure unused borrowing capacity as of June 30, 2023.

At December 31, 2022, investment securities, with the following carrying values, were pledged to secure $1.56 billion of total deposits which includes $1.13 billion to secure public funds, $652.0 million of repurchase agreements, approximately $550 million of outstanding borrowings, and approximately $27 million for other purposes as required or permitted by law. In addition, investment securities having a carrying value of approximately $105 million were pledged to secure unused borrowing capacity as of December 31, 2022.

The amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2023
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$1,672	$1,671	$12,503	$11,943
Due after one year through five years	326,240	298,804	35,475	34,143
Due after five years through ten years	2,195,487	1,881,242	304,156	270,028
Due after ten years	1,053,538	886,434	2,160,573	1,792,539
Total investment securities	$3,576,937	$3,068,151	$2,512,707	$2,108,653

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2023.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)

Commercial real estate	$6,904,095	$6,884,948
Construction	68,836	88,271
SBA	278,904	290,908
SBA - Paycheck Protection Program (PPP)	5,017	9,087
Commercial and industrial	956,242	948,683
Dairy & livestock and agribusiness	298,247	433,564
Municipal lease finance receivables	77,867	81,126
SFR mortgage	263,201	266,024
Consumer and other loans	54,988	76,781
Total loans, at amortized cost	8,907,397	9,079,392
Less: Allowance for credit losses	(86,967)	(85,117)
Total loans and lease finance receivables, net	$8,820,430	$8,994,275

As of June 30, 2023, 81.24% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 77.51% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of June 30, 2023, $517.6 million, or 7.50% of the total commercial real estate loans included loans secured by farmland, compared to $517.8 million, or 7.52%, at December 31, 2022. The loans secured by farmland included $135.8 million for loans secured by dairy & livestock land and $381.8 million for loans secured by agricultural land at June 30, 2023, compared to $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022. As of June 30, 2023, dairy & livestock and agribusiness loans of $298.2 million were comprised of $252.5 million of dairy & livestock loans and $45.7 million of agribusiness loans, compared to $433.6 million comprised of $388.5 million of dairy & livestock loans and $45.1 million of agribusiness loans December 31, 2022.

At June 30, 2023 and December 31, 2022, loans with a carrying value totaling $4.29 billion and $4.30 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of June 30, 2023 and December 31, 2022.

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

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$306,867	$1,349,741	$1,174,063	$931,868	$525,101	$2,187,525	$161,223	$40,006	$6,676,394
Special Mention	2,576	3,235	10,041	18,081	33,490	103,542	1,296	—	172,261
Substandard	—	463	—	14,767	16,342	23,069	799	—	55,440
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$309,443	$1,353,439	$1,184,104	$964,716	$574,933	$2,314,136	$163,318	$40,006	$6,904,095
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$331	$14,592	$27,121	$8,055	$—	$—	$18,737	$—	$68,836
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$331	$14,592	$27,121	$8,055	$—	$—	$18,737	$—	$68,836
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$9,596	$50,938	$53,763	$34,661	$6,447	$116,511	$50	$—	$271,966
Special Mention	—	—	—	—	2,062	2,763	—	—	4,825
Substandard	—	—	—	—	—	2,113	—	—	2,113
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$9,596	$50,938	$53,763	$34,661	$8,509	$121,387	$50	$—	$278,904
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$181	$—	$—	$181

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$2,215	$2,802	$—	$—	$—	$—	$5,017
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$2,215	$2,802	$—	$—	$—	$—	$5,017
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$75,598	$153,664	$115,911	$95,413	$79,161	$108,792	$288,660	$5,915	$923,114
Special Mention	6,291	976	1,100	787	4,854	3,318	3,379	6,432	27,137
Substandard	—	—	—	635	390	1,315	2,658	993	5,991
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$81,889	$154,640	$117,011	$96,835	$84,405	$113,425	$294,697	$13,340	$956,242
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$16	$—	$—	$16

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$776	$—	$1,568	$1,067	$134	$172	$275,070	$343	$279,130
Special Mention	—	—	—	—	97	15	4,413	1,651	6,176
Substandard	—	—	—	—	—	763	11,384	794	12,941
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$776	$—	$1,568	$1,067	$231	$950	$290,867	$2,788	$298,247
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$6,004	$26,720	$6,433	$4,324	$34,163	$—	$—	$77,644
Special Mention	—	—	—	—	—	223	—	—	223
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$6,004	$26,720	$6,433	$4,324	$34,386	$—	$—	$77,867
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$10,187	$62,119	$44,114	$44,771	$29,613	$70,438	$—	$—	$261,242
Special Mention	—	—	—	929	199	267	—	—	1,395
Substandard	—	—	—	—	—	209	—	355	564
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$10,187	$62,119	$44,114	$45,700	$29,812	$70,914	$—	$355	$263,201
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$2,186	$5,390	$3,217	$968	$775	$1,181	$38,205	$1,097	$53,019
Special Mention	—	—	309	—	—	—	42	833	1,184
Substandard	—	—	—	—	—	12	6	767	785
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$2,186	$5,390	$3,526	$968	$775	$1,193	$38,253	$2,697	$54,988
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1

Total Loans, at amortized cost:
Risk Rating:
Pass	$405,541	$1,642,448	$1,448,692	$1,126,038	$645,555	$2,518,782	$781,945	$47,361	$8,616,362
Special Mention	8,867	4,211	11,450	19,797	40,702	110,128	9,130	8,916	213,201
Substandard	—	463	—	15,402	16,732	27,481	14,847	2,909	77,834
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$414,408	$1,647,122	$1,460,142	$1,161,237	$702,989	$2,656,391	$805,922	$59,186	$8,907,397
Current YTD Period: Total gross charge-offs	$—	$—	$—	$—	$—	$198	$—	$—	$198

7

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,363,733	$1,197,290	$957,965	$542,827	$506,613	$1,889,478	$175,373	$39,616	$6,672,895
Special Mention	3,285	12,114	11,284	32,976	21,646	76,290	908	—	158,503
Substandard	—	—	15,624	16,297	94	21,535	—	—	53,550
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$1,367,018	$1,209,404	$984,873	$592,100	$528,353	$1,987,303	$176,281	$39,616	$6,884,948

Construction loans:
Risk Rating:
Pass	$17,203	$26,689	$16,578	$—	$—	$—	$22,850	$—	$83,320
Special Mention	—	—	—	—	4,951	—	—	—	4,951
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$17,203	$26,689	$16,578	$—	$4,951	$—	$22,850	$—	$88,271

SBA loans:
Risk Rating:
Pass	$60,623	$54,781	$35,243	$7,460	$28,886	$96,473	$1,026	$—	$284,492
Special Mention	—	—	—	1,321	1,293	2,065	—	—	4,679
Substandard	—	—	—	—	556	1,181	—	—	1,737
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$60,623	$54,781	$35,243	$8,781	$30,735	$99,719	$1,026	$—	$290,908

SBA - PPP loans:
Risk Rating:
Pass	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087

Commercial and industrial loans:
Risk Rating:
Pass	$154,765	$135,162	$80,763	$101,192	$42,731	$85,406	$305,589	$7,775	$913,383
Special Mention	3,955	761	459	1,693	462	8	15,156	544	23,038
Substandard	494	—	728	959	5,624	496	3,200	761	12,262
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$159,214	$135,923	$81,950	$103,844	$48,817	$85,910	$323,945	$9,080	$948,683

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$207	$2,318	$1,515	$187	$69	$628	$400,229	$450	$405,603
Special Mention	—	—	—	599	46	—	17,129	853	18,627
Substandard	1,041	—	40	—	95	113	1,841	6,204	9,334
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$1,248	$2,318	$1,555	$786	$210	$741	$419,199	$7,507	$433,564

Municipal lease finance receivables loans:
Risk Rating:
Pass	$6,442	$26,858	$6,814	$4,327	$4,948	$31,292	$—	$—	$80,681
Special Mention	—	—	—	—	—	262	—	—	262
Substandard	—	—	—	—	—	183	—	—	183
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$6,442	$26,858	$6,814	$4,327	$4,948	$31,737	$—	$—	$81,126

SFR mortgage loans:
Risk Rating:
Pass	$63,761	$46,748	$45,819	$33,585	$15,836	$58,730	$—	$—	$264,479
Special Mention	—	—	943	—	—	—	—	—	943
Substandard	—	—	—	—	—	214	—	388	602
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$63,761	$46,748	$46,762	$33,585	$15,836	$58,944	$—	$388	$266,024

Consumer and other loans:
Risk Rating:
Pass	$7,653	$3,722	$1,298	$926	$79	$1,277	$58,578	$1,107	$74,640
Special Mention	—	561	—	—	—	—	590	—	1,151
Substandard	—	—	—	—	—	13	5	972	990
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,653	$4,283	$1,298	$926	$79	$1,290	$59,173	$2,079	$76,781

Total Loans, at amortized cost:
Risk Rating:
Pass	$1,674,387	$1,499,083	$1,149,567	$690,504	$599,162	$2,163,284	$963,645	$48,948	$8,788,580
Special Mention	7,240	13,436	12,686	36,589	28,398	78,625	33,783	1,397	212,154
Substandard	1,535	—	16,392	17,256	6,369	23,735	5,046	8,325	78,658
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$1,683,162	$1,512,519	$1,178,645	$744,349	$633,929	$2,265,644	$1,002,474	$58,670	$9,079,392

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

The ACL totaled $87.0 million at June 30, 2023, compared to $85.1 million at December 31, 2022. The $1.9 million increase in the ACL from December 31, 2022 to June 30, 2023 was comprised of $2.0 million in provision for credit losses, offset by $150,000 in net charge-offs. At June 30, 2023, the ACL as a percentage of total loans and leases, at amortized cost, was 0.98%. This compares to 0.94% at December 31, 2022. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario. As of June 30, 2023, the resulting weighted forecast assumes GDP will increase by 1.5% for all of 2023 and 0.8% for 2024 and then grow by 2.0% in 2025. The unemployment rate is forecasted to be 3.8% in 2023 and 5.0% in 2024 and 2025.

Management believes that the ACL was appropriate at June 30, 2023 and December 31, 2022. Due to inflationary pressures, rising interest rates and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended June 30, 2023
	Ending Balance March 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2023
	(Dollars in thousands)
Commercial real estate	$67,117	$—	$—	$826	$67,943
Construction	1,674	—	3	(515)	1,162
SBA	2,729	(87)	9	5	2,656
SBA - PPP	—	—	—	—	—
Commercial and industrial	8,963	—	—	158	9,121
Dairy & livestock and agribusiness	4,770	—	3	187	4,960
Municipal lease finance receivables	283	—	—	(10)	273
SFR mortgage	409	—	—	41	450
Consumer and other loans	595	(1)	—	(192)	402
Total allowance for credit losses	$86,540	$(88)	$15	$500	$86,967

	Three Months Ended June 30, 2022
	Ending Balance March 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2022
	(Dollars in thousands)
Commercial real estate	$57,835	$—	$—	$3,678	$61,513
Construction	988	—	3	71	1,062
SBA	2,824	—	53	(264)	2,613
SBA - PPP	—	—	—	—	—
Commercial and industrial	6,831	(6)	453	(84)	7,194
Dairy & livestock and agribusiness	6,703	—	2	127	6,832
Municipal lease finance receivables	152	—	—	31	183
SFR mortgage	227	—	—	27	254
Consumer and other loans	559	(2)	—	14	571
Total allowance for credit losses	$76,119	$(8)	$511	$3,600	$80,222

	Six Months Ended June 30, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$3,137	$67,943
Construction	1,702	—	6	(546)	1,162
SBA	2,809	(181)	21	7	2,656
SBA - PPP	—	—	—	—	—
Commercial and industrial	10,206	(16)	14	(1,083)	9,121
Dairy & livestock and agribusiness	4,400	—	7	553	4,960
Municipal lease finance receivables	296	—	—	(23)	273
SFR mortgage	366	—	—	84	450
Consumer and other loans	532	(1)	—	(129)	402
Total allowance for credit losses	$85,117	$(198)	$48	$2,000	$86,967

	Six Months Ended June 30, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$—	$—	$5,086	$4,127	$1,350	$61,513
Construction	765	—	6	122	58	111	1,062
SBA	2,668	—	58	62	64	(239)	2,613
SBA - PPP	—	—	—	—	—	—	—
Commercial and industrial	6,669	(21)	456	500	508	(918)	7,194
Dairy & livestock and agribusiness	3,066	—	2	2,832	149	783	6,832
Municipal lease finance receivables	100	—	—	3	26	54	183
SFR mortgage	188	—	—	—	—	66	254
Consumer and other loans	613	(3)	—	—	—	(39)	571
Total allowance for credit losses	$65,019	$(24)	$522	$8,605	$4,932	$1,168	$80,222

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$563	$2,579	$3,142	$2,494,095	$2,497,237
Non-owner occupied	532	—	—	532	4,406,326	4,406,858
Construction
Speculative (1)	—	—	—	—	57,312	57,312
Non-speculative	—	—	—	—	11,524	11,524
SBA	—	—	629	629	278,275	278,904
SBA - PPP	—	—	—	—	5,017	5,017
Commercial and industrial	—	—	2,038	2,038	954,204	956,242
Dairy & livestock and agribusiness	—	555	65	620	297,627	298,247
Municipal lease finance receivables	—	—	—	—	77,867	77,867
SFR mortgage	—	—	—	—	263,201	263,201
Consumer and other loans	—	—	—	—	54,988	54,988
Total loans	$532	$1,118	$5,311	$6,961	$8,900,436	$8,907,397

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$2,639	$2,639	$2,482,471	$2,485,110
Non-owner occupied	—	—	—	—	4,399,838	4,399,838
Construction
Speculative (1)	—	—	—	—	67,436	67,436
Non-speculative	—	—	—	—	20,835	20,835
SBA	374	182	443	999	289,909	290,908
SBA - PPP	—	—	—	—	9,087	9,087
Commercial and industrial	—	—	1,318	1,318	947,365	948,683
Dairy & livestock and agribusiness	—	—	269	269	433,295	433,564
Municipal lease finance receivables	—	—	—	—	81,126	81,126
SFR mortgage	—	388	—	388	265,636	266,024
Consumer and other loans	175	—	33	208	76,573	76,781
Total loans	$549	$570	$4,702	$5,821	$9,073,571	$9,079,392

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of June 30, 2023 and December 31, 2022 by type of loan.

	June 30, 2023
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$3,142	$3,142	$—
Non-owner occupied	17	17	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	445	629	—
SBA - PPP	—	—	—
Commercial and industrial	672	2,039	—
Dairy & livestock and agribusiness	161	273	—
Municipal lease finance receivables	—	—	—
SFR mortgage	354	354	—
Consumer and other loans	—	—	—
Total loans	$4,791	$6,454	$—

(1)
As of June 30, 2023, $580,000 of nonaccruing loans were current, $563,000 were 60-89 days past due, and $5.3 million were 90+ days past due.
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

	June 30, 2023			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$3,159	$—	$—	4
Construction	—	—	—	—
SBA	407	221	—	5
SBA - PPP	—	—	—	—
Commercial and industrial	405	466	1,167	8
Dairy & livestock and agribusiness	161	—	113	3
Municipal lease finance receivables	—	—	—	—
SFR mortgage	354	—	—	1
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$4,486	$687	$1,280	21

	December 31, 2022			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$17,935	$—	$—	4
Construction	—	—	—	—
SBA	151	292	—	6
SBA - PPP	—	—	—	—
Commercial and industrial	87	2,774	81	13
Dairy & livestock and agribusiness	269	2,000	208	4
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	33	—	—	1
Total collateral-dependent loans	$18,475	$5,066	$289	28

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.9 million for the off-balance sheet credit exposures as of June 30, 2023. There was $900,000 in provision for unfunded loan commitments for the six months ended June 30, 2023 and no provision for the six months ended June 30, 2022. As of June 30, 2023 and December 31,2022, the balance in this reserve was $8.9 million and $8.0 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1,2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2023.

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at June 30,2023	Financing Receivables
	(Dollars in thousands)
Commercial real estate loans	$1,579	0.02%
Commercial and industrial	1,000	0.01%
Dairy & livestock and agribusiness	728	0.01%
Total	$3,307

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2023.

Loan Type	Financial Effect

Term Extension
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.

As of June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first six months of 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$1,579	$—	$—
Commercial and industrial	1,000	—	—
Dairy & livestock and agribusiness	728	—	—
Total	$3,307	$—	$—

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

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We had no allocated allowance to TDRs as of December 31, 2022 and June 30, 2022.

As of December 31, 2022 and June 30, 2022, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the six months ended December 31, 2022 and June 30, 2022, respectively.

7. BORROWINGS

Borrowings as of June 30, 2023, consisted of $695 million from the Federal Reserve's Bank Term Funding Program that were borrowed during the second quarter of 2023 at a rate of 4.7%. These borrowings can be prepaid without penalty and mature in May, 2024. These borrowings replaced higher cost borrowings from the FHLB. FHLB borrowings consist of short-term advances that declined from $1.4 billion at March 31, 2023 to $800 million with a cost of approximately 5% at June 30, 2023. These FHLB advances will mature over the next two quarters, with the final maturity at the end of November.

The Bank has $4.1 billion of secured and unused capacity with the FHLB, $1.3 billion of secured unused borrowing capacity at the Fed’s discount window or Bank Term Funding Program, more than $550 million of unpledged AFS securities that could be pledged at the discount window or the Fed’s Bank Term Funding Program and $300 million of unsecured lines of credit.

8. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2023, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 1,412,000 and 1,058,000, respectively. For the three and six months ended June 30, 2022, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 99,000 and 540,000, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$55,770	$59,058	$115,040	$104,618
Less: Net earnings allocated to restricted stock	390	398	798	650
Net earnings allocated to common shareholders	$55,380	$58,660	$114,242	$103,968
Weighted average shares outstanding	138,330	139,748	138,420	140,467
Basic earnings per common share	$0.40	$0.42	$0.83	$0.74

Diluted earnings per common share:
Net income allocated to common shareholders	$55,380	$58,660	$114,242	$103,968
Weighted average shares outstanding	138,330	139,748	138,420	140,467
Incremental shares from assumed exercise of outstanding options	53	305	137	263
Diluted weighted average shares outstanding	138,383	140,053	138,557	140,730
Diluted earnings per common share	$0.40	$0.42	$0.82	$0.74

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,633,021	$—	$2,633,021	$—
CMO/REMIC	408,459	—	408,459	—
Municipal bonds	25,566	—	25,566	—
Other securities	1,105	—	1,105	—
Total investment securities - AFS	3,068,151	—	3,068,151	—
Derivatives not designated as hedging instruments:
Interest rate swaps	71	—	71	—
Derivatives designated as hedging instruments:
Interest rate swaps	11,129	—	11,129	—
Total assets	$3,079,351	$—	$3,079,351	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$71	$—	$71	$—
Total liabilities	$71	$—	$71	$—

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,789,141	$—	$2,789,141	$—
CMO/REMIC	439,303	—	439,303	—
Municipal bonds	25,687	—	25,687	—
Other securities	1,080	—	1,080	—
Total investment securities - AFS	3,255,211	—	3,255,211	—
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—
Total assets	$3,255,293	$—	3,255,293	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$82	$—	$82	$—
Total liabilities	$82	$—	$82	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2023 and December 31, 2022, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2023
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$2,141	$—	$—	$2,141	$1
Construction	—	—	—	—	—
SBA	497	—	—	497	147
SBA - PPP	—	—	—	—	—
Commercial and industrial	1,088	—	—	1,088	1,051
Dairy & livestock and agribusiness	728	—	—	728	35
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$4,454	$—	$—	$4,454	$1,234

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2022
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$2,639	$—	$—	$2,639	$1
Construction	—	—	—	—	—
SBA	323	—	—	323	182
SBA - PPP	—	—	—	—	2
Commercial and industrial	451	—	—	451	326
Dairy & livestock and agribusiness	113	—	—	113	113
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	2
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$3,526	—	—	$3,526	$626

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2023 and December 31, 2022, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$618,355	$618,355	$—	$—	$618,355
Interest-earning balances due from depository institutions	30,478	—	30,478	—	30,478
Investment securities available-for-sale	3,068,151	—	3,068,151	—	3,068,151
Investment securities held-to-maturity	2,512,707	—	2,108,653	—	2,108,653
Total loans, net of allowance for credit losses	8,820,430	—	—	8,057,666	8,057,666
Derivatives not designated as hedging instruments:
Interest rate swaps	71	—	71	—	71
Derivatives designated as hedging instruments:
Interest rate swaps	11,129	—	11,129	—	11,129
Liabilities
Deposits:
Interest-bearing	$4,518,711	$—	$4,512,855	$—	$4,512,855
Borrowings	1,947,373	—	1,849,015	—	1,849,015
Junior subordinated debentures	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	71	—	71	—	71

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$203,461	$203,461	$—	$—	$203,461
Interest-earning balances due from depository institutions	9,553	—	9,553	—	9,553
Investment securities available-for-sale	3,255,211	—	3,255,211	—	3,255,211
Investment securities held-to-maturity	2,554,301	—	2,155,587	—	2,155,587
Total loans, net of allowance for credit losses	8,994,275	—	—	8,074,952	8,074,952
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—	82
Liabilities
Deposits:
Interest-bearing	$4,671,881	$—	$4,664,657	$—	$4,664,657
Borrowings	1,560,431	—	1,444,659	—	1,444,659
Junior subordinated debentures	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—	82

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2023, the Bank has entered into 124 interest-rate swap agreements with customers with a notional amount totaling $415.6 million. The Bank then entered into identical offsetting swaps with a counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, therefore allowing customers to convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with a counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on SOFR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. These instruments contain language outlining collateral pledging requirements for each counterparty, in which collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the Company’s condensed consolidated balance sheet.

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of our swaps is subject to market and counterparty risk.

Derivatives Designated as Hedging Instruments

To manage interest rate risk on our AFS securities portfolio, we have entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of such securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging. We elected to account for the fair value hedges using the portfolio layer method in accordance with ASU 2022-01. We record the interest rate swaps in the line items "accrued interest receivable and other assets" and "other liabilities" on our consolidated balance sheet. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the portfolio layer attributable to the hedged risk are recognized into earnings as they occur. Derivative amounts impacting earnings are recognized consistent with the classification of the hedged item in the line item "investment securities available for sale" as part of interest income, a component of consolidated net income.

In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $11.1 million at June 30, 2023.

We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. In conjunction with the assessment of effectiveness, we assess the hedged item to ensure it is expected to be outstanding at the hedged item’s assumed maturity date and the portfolio layer method of accounting under ASC 815 can be applied.

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2023 and December 31, 2022, the total notional amount of the Company’s swaps not designated as hedging instruments was $415.6 million, and $425.6 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	June 30, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$71	Other liabilities	$71
Total		$71		$71

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$11,129	Other liabilities	$—
Total		$11,129		$—

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$82	Other liabilities	$82
Total derivatives		$82		$82

The Effect of Derivatives Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments:		(Dollars in thousands)
Interest rate swaps	Other income	$—	$—	$—	$—
Total		$—	$—	$—	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments				OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022	2023	2022	2023	2022
		(Dollars in thousands)				(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Interest income	$446	$—	$446	$—	$7,846	$—	$7,846	$—
Total		$446	$—	$446	$—	$7,846	$—	$7,846	$—

11. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended June 30,
	2023			2022
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(37,996)	$11,233	$(26,763)	$(142,883)	$42,241	$(100,642)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	3,532	(3,364)	168	93	(28)	65
Derivatives designated as hedging instruments:
Net change in fair value recorded in accumulated OCI	11,129	(3,283)	7,846	—	—	—
Net change	$(23,335)	$4,586	$(18,749)	$(142,790)	$42,213	$(100,577)

	Six Months Ended June 30,
	2023			2022
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$2,428	$(718)	$1,710	$(344,955)	$101,981	$(242,974)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	3,810	(3,446)	364	147	(44)	103
Derivatives designated as hedging instruments:
Net change in fair value recorded in accumulated OCI	11,129	(3,283)	7,846	—	—	—
Net change	$17,367	$(7,447)	$9,920	$(344,809)	$101,938	$(242,871)

12. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives not designated as hedging instruments are subject to master netting arrangements. These interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to counterparties continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults. We offer a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells certain of our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the Company’s condensed consolidated balances.

In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $11.1 million at June 30, 2023. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
June 30, 2023
Financial assets:
Derivatives not designated as hedging instruments	$71	$—	$—	$71	$—	$71
Derivatives designated as hedging instruments	11,129	—	—	11,129	—	11,129
Total	$11,200	$—	$—	$11,200	$—	$11,200

Financial liabilities:
Derivatives not designated as hedging instruments	$51,364	$(51,293)	$71	$51,293	$(33,914)	$17,450
Repurchase agreements	452,373	—	452,373	—	512,146	964,519
Total	$503,737	$(51,293)	$452,444	$51,293	$478,232	$981,969

December 31, 2022
Financial assets:
Derivatives not designated as hedging instruments	$82	$—	$—	$82	$—	$82
Total	$82	$—	$—	$82	$—	$82

Financial liabilities:
Derivatives not designated as hedging instruments	$53,996	$(53,914)	$82	$53,914	$(18,258)	$35,738
Repurchase agreements	565,431	—	565,431	—	(634,075)	(68,644)
Total	$619,427	$(53,914)	$565,513	$53,914	$(652,333)	$(32,906)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$23,204	$22,696
Total lease liabilities	25,227	24,458

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,840	$1,849	$3,681	$3,695
Sublease income	—	—	—	—
Total lease expense	$1,840	$1,849	$3,681	$3,695

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,514	$1,860

	June 30, 2023	December 31, 2022
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.22	4.12
Weighted average discount rate	3.22%	2.80%

The Company’s lease arrangements that have not yet commenced as of June 30, 2023 and the Company’s short-term lease costs and variable lease costs, for the six months ended June 30, 2023 and 2022 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2023, excluding property taxes and insurance, are as follows:

June 30, 2023
(Dollars in thousands)
Year:
2023 (excluding the six months ended June 30, 2023)	$3,486
2024	6,858
2025	6,211
2026	4,929
2027	3,427
Thereafter	2,262
Total future lease payments	27,173
Less: Imputed interest	(1,946)
Present value of lease liabilities	$25,227

14. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,838	$5,333	$10,182	$10,392
Trust and investment services	3,315	2,962	6,229	5,784
Bankcard services	490	310	867	726
Other	1,916	5,462	5,294	7,080
Noninterest Income (in-scope of Topic 606)	10,559	14,067	22,572	23,982
Noninterest Income (out-of-scope of Topic 606)	2,097	603	3,286	1,952
Total noninterest income	$12,656	$14,670	$25,858	$25,934

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

Recently Issued Accounting Pronouncements but Not Adopted as of June 30, 2023

Standard	Description	Adoption Timing	Impact on Financial Statements
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

OVERVIEW

For the second quarter of 2023, we reported net earnings of $55.8 million, compared with $59.3 million for the first quarter of 2023 and $59.1 million for the second quarter of 2022. Diluted earnings per share were $0.40 for the second quarter, compared to $0.42 for the prior quarter and $0.42 for the same period last year. Net income of $55.8 million for the second quarter of 2023 produced an annualized return on average equity (“ROAE”) of 11.03%, an annualized return on average tangible common equity (“ROATCE”) of 18.39%, and an annualized return on average assets (“ROAA”) of 1.36%. Our net interest margin, tax equivalent (“NIM”), was 3.22% for the second quarter of 2023, while our efficiency ratio was 40.86%.

The second quarter of 2023 included $500,000 in provision for credit losses, compared to $1.5 million in provision for credit losses in the first quarter of 2023 and $3.6 million in the second quarter of 2022. The year-to-date provision for credit losses of $2.0 million was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 0.98% at June 30, 2023. The increase in projected loss rates continues to be driven primarily by a deteriorating economic forecast that assumes modest GDP growth through 2024, as well as lower commercial real estate values and an increase in the rate of unemployment. Our forecast reflects GDP growth of 1.5% for all of 2023 and 0.8% in 2024. Unemployment is forecasted to be 3.8% in 2023 and 5.0% in 2024.

On January 7, 2022, we completed the acquisition of Suncrest Bank (“Suncrest”). At close, Citizens Business Bank acquired loans with a fair value of $774.5 million, assumed $512.8 million of noninterest-bearing deposits, and $669.8 million of interest-bearing deposits. The integration of Suncrest was completed in the second quarter with the consolidation of two banking centers. As a result of the Suncrest merger, we incurred $6.0 million in acquisition expense during the first six months of 2022.

As a result of the acquisition of Suncrest, we recorded a provision for credit loss of $4.9 million on January 7, 2022 for the acquired loans that were not considered purchased credit deteriorated (“PCD”). The $6.1 million provision for credit losses for the first six months of 2022 was the net result of the January 7, 2022 provision for credit losses recorded for the acquisition of the Suncrest non-PCD loans and the impact of changes in the economic forecast of certain macroeconomic variables compared to the end of 2021.

At June 30, 2023, total assets of $16.48 billion increased by $8.0 million, or 0.05%, from total assets of $16.48 billion at December 31, 2022. Interest-earning assets of $14.94 billion at June 30, 2023 decreased by $36.1 million, or 0.24%, when compared with $14.97 billion at December 31, 2022. The decrease in interest-earning assets was primarily due to a $228.7 million decrease in investment securities and a $172.0 million decrease in total loans, partially offset by a $341.8 million increase in interest-earning balances due from the Federal Reserve.

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $11.1 million on June 30, 2023. These instruments generated interest income of $446,000 for the second quarter of 2023. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

Total investment securities were $5.58 billion at June 30, 2023, a decrease of $228.7 million, or 3.94%, from $5.81 billion at December 31, 2022. At June 30, 2023, investment securities held-to-maturity (“HTM”) totaled $2.51 billion, a decrease of $41.6 million, or 1.63%, from December 31, 2022. At June 30, 2023, investment securities available-for-sale (“AFS”) totaled $3.07 billion, inclusive of a pre-tax net unrealized loss of $497.7 million. AFS securities decreased by $187.1 million, or 5.75%, from $3.26 billion at December 31, 2022. Our tax equivalent yield on investments was 2.37% for the quarter ended June 30, 2023, compared to 2.37% for the March 31, 2023 and 1.93% for the second quarter of 2022.

Total loans and leases, at amortized cost, of $8.91 billion at June 30, 2023, declined by $172.0 million, or 1.89%, from December 31, 2022. After adjusting for seasonality of dairy & livestock and PPP loans, our core loans declined by $31.9 million, or 0.37%, from December 31, 2022. The $172.0 million decrease in total loans included decreases of $136.0 million in dairy & livestock loans, $19.4 million in construction loans, $12.0 million in SBA loans, $4.1 million in PPP loans, and $21.8 million in consumer and other loans, partially offset by increases of $19.1 million in commercial real estate loans, and $7.6 million in commercial and industrial loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 78% at December 31, 2022 to 68% at June 30, 2023. Our yield on loans was 5.01% for the quarter ended June 30, 2023, compared to 4.90% for the quarter ended March 31, 2023 and 4.31% for the second quarter of 2022. Loan yields, excluding the impact of PPP loans and discount accretion from acquired loans, increased from 4.20% in the second quarter of 2022 to 4.96% in the second quarter of 2023. This 76 basis point increase in our core loan yields year-over-year is a result of recent increases in interest rates, highlighted by the 500 basis point increase in the Fed Funds rate since the end of the first quarter of 2022.

The allowance for credit losses totaled $87.0 million at June 30, 2023, compared to $85.1 million at December 31, 2022. The $2 million provision for credit losses in the first half of 2023 was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 0.98% at June 30, 2023. The increase in projected loss rates continues to be driven primarily by a deteriorating economic forecast that assumes modest GDP growth through 2024, as well as lower commercial real estate values and an increase in the rate of unemployment.

Noninterest-bearing deposits were $7.88 billion at June 30, 2023, an increase of $34.5 million, or 0.44%, when compared to $7.84 billion at March 31, 2023, a decrease $285.6 million, or 3.50% when compared to $8.16 billion at December 31, 2022, and a decrease of $1.0 billion, or 11.29%, when compared to $8.88 billion at June 30, 2022. At June 30, 2023, noninterest-bearing deposits were 63.55% of total deposits, compared to 63.92% at March 31, 2023, 63.60% at December 31, 2022, and 63.11% at June 30, 2022.

Interest-bearing deposits were $4.52 billion at June 30, 2023, an increase of $91.2 million, or 2.06%, when compared to $4.43 billion at March 31, 2023, a decrease of $153.2 million, or 3.28%, when compared to $4.67 billion at December 31, 2022 and a decrease of $672.3 million when compared to June 30, 2022. Customer repurchase agreements totaled $452.4 million at June 30, 2023, compared to $490.2 million at March 31, 2023, $565.4 million at December 31, 2022 and $502.8 million at June 30, 2022. Our average cost of total deposits including customer repurchase agreements was 0.35% for the quarter ended June 30, 2023, compared to 0.17% for the quarter ended March 31, 2023 and 0.04% for the second quarter of 2022.

At June 30, 2023, total short-term borrowings of $1.50 billion consisted of $695 million of one-year advances from the Federal Reserve’s Bank Term Funding Program, at a cost of 4.7% and $800 million of short-term Federal Home Loan Bank ("FHLB") advances, at an average cost of approximately 5%. The $90 million increase in borrowings from the end of the first quarter of 2023 to the end of the second quarter of 2023, coincided with a $322.2 million increase in funds on deposit at the Federal Reserve, which earn a rate of more than 5%. As of December 31, 2022, we had $995.0 million in short-term FHLB borrowings. The $500 million increase in short-term borrowings from December 31, 2022 reflects the $341.8 million increase in funds held at the Federal Reserve, as well as the decline in deposits that resulted from market conditions that include the availability of higher interest rates on short-term alternatives to deposits, such as money market mutual funds and treasury notes. With slowing loan demand, cash flow generated from our investment securities, and the normal historical inflows of deposits we experience during the third quarter of most years, borrowings may moderate during the second half of 2023. However, continued increases in short-term rates and overall inflationary pressures may continue to create challenges that impact deposit levels and our liquidity in the near term. Since April of 2022 to June of 2023, the Federal Reserve has increased the Federal Funds rate by 500 basis points to the target range of 5.00% to 5.25%. In comparison to the rising Federal Funds rate, our average cost of deposits has increased from 3 basis points for the second quarter of 2022 to 35 basis points for the second quarter of 2023. We had $1.53 billion in average short-term borrowings at a cost of 4.90% for the second quarter of 2023, compared to $971.7 million in the first quarter of 2023 at a cost of 4.81%. These short-term borrowings and an increase in the cost of deposits and customer repurchase agreements from 17 basis points in the first quarter of 2023 to 35 basis points in the second quarter of 2023, increased our cost of funds by 34 basis points to 0.83% for the second quarter of 2023.

The Company’s total equity was $2.00 billion at June 30, 2023. This represented an overall increase of $52.9 million from total equity of $1.95 billion at December 31, 2022. Increases to equity included $115.0 million in net earnings and a $9.9 million increase in other comprehensive income. At the end of the second quarter of 2023, we entered into pay-fixed rate swaps to mitigate the risks of rising interest rates on our AFS securities portfolio. This resulted in a fair value remeasurement of this swap derivative at June 30, 2023, resulting in an after tax increase in other comprehensive income of $7.8 million. Decreases from December 31, 2022 included $55.8 million in cash dividends. We engaged in no stock repurchases during the second quarter of 2023, compared to the first quarter of 2023, when we repurchased, under our 10b5-1 stock repurchase plan, 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. This 10b5-1 plan expired on March 2, 2023 and no new plan has been put in place since that time. Our tangible book value per share at June 30, 2023 was $8.74.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of June 30, 2023, the Company’s Tier 1 leverage capital ratio was 9.81%, common equity Tier 1 ratio was 14.07%, Tier 1 risk-based capital ratio was 14.07%, and total risk-based capital ratio was 14.92%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	June 30,	March 31,	Variance
	2023	2023	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$119,535	$125,728	$(6,193)	-4.93%
Provision for credit losses	(500)	(1,500)	1,000	66.67%
Noninterest income	12,656	13,202	(546)	-4.14%
Noninterest expense	(54,017)	(54,881)	864	1.57%
Income taxes	(21,904)	(23,279)	1,375	5.91%
Net earnings	$55,770	$59,270	$(3,500)	-5.91%
Earnings per common share:
Basic	$0.40	$0.42	$(0.02)
Diluted	$0.40	$0.42	$(0.02)
Return on average assets	1.36%	1.47%	-0.11%
Return on average shareholders' equity	11.03%	12.15%	-1.12%
Efficiency ratio	40.86%	39.50%	1.36%
Noninterest expense to average assets	1.32%	1.36%	-0.04%

	Three Months Ended		Variance
	June 30,
	2023	2022	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$119,535	$121,940	$(2,405)	-1.97%
Provision for credit losses	(500)	(3,600)	3,100	86.11%
Noninterest income	12,656	14,670	(2,014)	-13.73%
Noninterest expense	(54,017)	(50,871)	(3,146)	-6.18%
Income taxes	(21,904)	(23,081)	1,177	5.10%
Net earnings	$55,770	$59,058	$(3,288)	-5.57%
Earnings per common share:
Basic	$0.40	$0.42	$(0.02)
Diluted	$0.40	$0.42	$(0.02)
Return on average assets	1.36%	1.39%	-0.03%
Return on average shareholders' equity	11.03%	11.33%	-0.30%
Efficiency ratio	40.86%	37.24%	3.62%
Noninterest expense to average assets	1.32%	1.20%	0.12%

	Six Months Ended
	June 30,		Variance
	2023	2022	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$245,263	$234,780	$10,483	4.47%
Provision for credit losses	(2,000)	(6,100)	4,100	-67.21%
Noninterest income	25,858	25,934	(76)	-0.29%
Noninterest expense	(108,898)	(109,109)	211	0.19%
Income taxes	(45,183)	(40,887)	(4,296)	-10.51%
Net earnings	$115,040	$104,618	$10,422	9.96%
Earnings per common share:
Basic	$0.83	$0.74	$0.09
Diluted	$0.82	$0.74	$0.08
Return on average assets	1.42%	1.23%	0.19%
Return on average shareholders' equity	11.58%	9.74%	1.84%
Efficiency ratio	40.17%	41.85%	-1.68%
Noninterest expense to average assets	1.34%	1.28%	0.06%

Return on Average Tangible Common Equity Reconciliation (Non-GAAP)

The return on average tangible common equity is a non-GAAP disclosure. The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company's performance. The following is a reconciliation of net income, adjusted for tax-effected amortization of intangibles, to net income computed in accordance with GAAP, a reconciliation of average tangible common equity to the Company's average stockholders' equity computed in accordance with GAAP, as well as a calculation of return on average tangible common equity.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2023	2022
	(Dollars in thousands)
Net Income	$55,770	$59,270	$59,058	$115,040	$104,618
Add: Amortization of intangible assets	1,719	1,720	1,998	3,439	3,996
Less: Tax effect of amortization of intangible assets (1)	(509)	(508)	(591)	(1,017)	(1,181)
Tangible net income	$56,980	$60,482	$60,465	$117,462	$107,433

Average stockholders' equity	$2,027,708	$1,978,244	$2,091,454	$2,003,112	$2,166,975
Less: Average goodwill	(765,822)	(765,822)	(765,822)	(765,822)	(762,437)
Less: Average intangible assets	(19,298)	(20,983)	(26,381)	(20,136)	(27,280)
Average tangible common equity	$1,242,588	$1,191,439	$1,299,251	$1,217,154	$1,377,258

Return on average equity, annualized	11.03%	12.15%	11.33%	11.58%	9.74%
Return on average tangible common equity, annualized	18.39%	20.59%	18.67%	19.46%	15.73%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, investments and interest earning cash (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and six months ended June 30, 2023 and 2022. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary policy, and the strength of the global, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, the growth and maturity of earning assets, and derivative financial instruments. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,136,769	$19,187	2.45%	$3,708,306	$16,863	1.85%
Tax-advantaged	26,148	169	3.09%	27,770	179	3.10%
Held-to-maturity securities:
Taxable	2,144,571	11,293	2.11%	2,078,983	9,978	1.93%
Tax-advantaged	382,118	2,447	3.10%	288,978	1,736	2.92%
Investment in FHLB stock	32,032	483	6.05%	18,012	273	6.08%
Interest-earning deposits with other institutions	353,610	4,670	5.30%	804,147	1,463	0.73%
Loans (2)	8,892,414	110,990	5.01%	8,634,575	92,770	4.31%
Total interest-earning assets	14,967,662	149,239	4.01%	15,560,771	123,262	3.20%
Total noninterest-earning assets	1,488,862			1,446,177
Total assets	$16,456,524			$17,006,948

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,186,438	$10,351	0.99%	$4,887,799	$1,136	0.09%
Time deposits	295,328	414	0.56%	361,463	65	0.07%
Total interest-bearing deposits	4,481,766	10,765	0.96%	5,249,262	1,201	0.09%
FHLB advances, other borrowings, and customer repurchase agreements	2,022,137	18,939	3.76%	581,613	121	0.08%
Interest-bearing liabilities	6,503,903	29,704	1.83%	5,830,875	1,322	0.09%
Noninterest-bearing deposits	7,823,496			8,923,043
Other liabilities	101,417			161,576
Stockholders' equity	2,027,708			2,091,454
Total liabilities and stockholders' equity	$16,456,524			$17,006,948

Net interest income		$119,535			$121,940

Net interest spread - tax equivalent			2.18%			3.11%
Net interest margin			3.20%			3.15%
Net interest margin - tax equivalent			3.22%			3.16%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended June 30, 2023 and June 30, 2022. The non TE rates for total investment securities were 2.33% and 1.91% for the three months ended June 30, 2023 and June 30, 2022, respectively.
(2)
Includes loan fees of $890,000 and $2.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Prepayment penalty fees of $686,000 and $2.4 million are included in interest income for the three months ended June 30, 2023 and June 30, 2022, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Six Months Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,163,468	$38,615	2.44%	$3,613,093	$29,512	1.68%
Tax-advantaged	25,916	337	3.11%	28,916	362	3.00%
Held-to-maturity securities:
Taxable	2,154,188	22,800	2.12%	2,022,005	19,082	1.90%
Tax-advantaged	382,392	4,896	3.10%	277,129	3,295	2.88%
Investment in FHLB stock	30,459	832	5.51%	18,470	644	7.03%
Interest-earning deposits with other institutions	201,617	5,161	5.16%	1,232,928	2,236	0.37%
Loans (2)	8,927,671	219,384	4.95%	8,567,876	182,231	4.29%
Total interest-earning assets	14,885,711	292,025	3.96%	15,760,417	237,362	3.06%
Total noninterest-earning assets	1,499,515			1,433,991
Total assets	$16,385,226			$17,194,408

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,260,782	$15,598	0.74%	$4,984,664	$2,189	0.09%
Time deposits	290,340	532	0.37%	371,648	139	0.08%
Total interest-bearing deposits	4,551,122	16,130	0.71%	5,356,312	2,328	0.09%
FHLB advances, other borrowings, and customer repurchase agreements	1,773,677	30,632	3.48%	630,526	254	0.08%
Interest-bearing liabilities	6,324,799	46,762	1.49%	5,986,838	2,582	0.09%
Noninterest-bearing deposits	7,957,357			8,822,444
Other liabilities	99,959			218,151
Stockholders' equity	2,003,112			2,166,975
Total liabilities and stockholders' equity	$16,385,227			$17,194,408

Net interest income		$245,263			$234,780

Net interest spread - tax equivalent			2.47%			2.98%
Net interest margin			3.31%			3.02%
Net interest margin - tax equivalent			3.33%			3.03%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the six months ended June 30, 2023 and June 30, 2022. The non TE rates for total investment securities were 2.33% and 1.79% for the six months ended June 30, 2023 and June 30, 2022, respectively.
(2)
Includes loan fees of $1.7 million and $5.4 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Prepayment penalty fees of $1.3 million and $4.6 million are included in interest income for the six months ended June 30, 2023 and June 30, 2022, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended June 30,
	2023 Compared to 2022
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(2,363)	$5,448	$(761)	$2,324
Tax-advantaged investment securities	(10)	—	—	(10)
Held-to-maturity securities:
Taxable investment securities	347	931	37	1,315
Tax-advantaged investment securities	569	106	36	711
Investment in FHLB stock	212	(1)	(1)	210
Interest-earning deposits with other institutions	(820)	9,157	(5,130)	3,207
Loans	2,770	15,002	448	18,220
Total interest income	705	30,643	(5,371)	25,977

Interest expense:
Savings deposits	(163)	10,949	(1,571)	9,215
Time deposits	(12)	442	(81)	349
FHLB advances, other borrowings, and customer repurchase agreements	300	5,326	13,192	18,818
Total interest expense	125	16,717	11,540	28,382
Net interest income	$580	$13,926	$(16,911)	$(2,405)

	Comparison of Six Months Ended June 30,
	2023 Compared to 2022
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(5,865)	$26,735	$(11,767)	$9,103
Tax-advantaged investment securities	(75)	28	22	(25)
Held-to-maturity securities:
Taxable investment securities	2,790	4,331	(3,403)	3,718
Tax-advantaged investment securities	2,528	487	(1,414)	1,601
Investment in FHLB stock	843	(281)	(374)	188
Interest-earning deposits with other institutions	(3,772)	59,135	(52,438)	2,925
Loans	15,429	57,090	(35,366)	37,153
Total interest income	11,878	147,525	(104,740)	54,663

Interest expense:
Savings deposits	(641)	32,384	(18,334)	13,409
Time deposits	(61)	1,093	(639)	393
FHLB advances, other borrowings, and customer repurchase agreements	929	21,447	8,002	30,378
Total interest expense	227	54,924	(10,971)	44,180
Net interest income	$11,651	$92,601	$(93,769)	$10,483

Second Quarter of 2023 Compared to the Second Quarter of 2022

Net interest income, before provision for credit losses, of $119.5 million for the second quarter of 2023 decreased by $2.4 million, or 1.97%, from the second quarter of 2022. The decline in net interest income compared to the second quarter of 2022 was primarily due to a $593.1 million decrease in average earning assets, that was partially offset by a six basis point increase in the net interest margin.

Total interest income was $149.2 million for the second quarter of 2023, which was $26.0 million, or 21.07%, higher than the same period of 2022. This increase was primarily due to an 81 basis point expansion of the yield on earning assets, which offset a $593.1 million decline in average interest-earning assets. Total interest income and fees on loans for the second quarter of 2023 was $111.0 million, an increase of $18.2 million, or 19.64%, from the second quarter of 2022. Loan yields grew from 4.31% for the second quarter of 2022 to 5.01% for the second quarter of 2023, while average loans also grew by $257.8 million. Interest income from investment securities was $33.1 million, an increase of $4.3 million, or 15.09%, from the second quarter of 2022. The increase was a result of a 44 basis point increase in security yields, offset by investment securities declining on average by $414.4 million. Average funds on deposit at the Federal Reserve also declined by $450.1 million.

In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The second quarter of 2023 included approximately $450,000 of interest income associated with these interest rate swaps. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

Interest expense of $29.7 million for the second quarter of 2023 increased $28.4 million, compared to the second quarter of 2022. Total cost of funds of 0.83% for the second quarter of 2023 increased from 0.04% for the year ago quarter. This 79 basis point increase in cost of funds was the result of an 87 basis point increase in the cost of interest-bearing deposits and an average cost of 4.90% on $1.53 billion of short-term borrowings for the second quarter of 2023. On average, noninterest-bearing deposits were 63.58% of total deposits for the second quarter of 2023, compared to 62.96% for the second quarter of 2022.

Six Months of 2023 Compared to Six Months of 2022

Net interest income, before provision for credit losses, was $245.3 million for the six months ended June 30, 2023, an increase of $10.5 million, or 4.47%, compared to $234.8 million for the same period of 2022. Interest-earning assets decreased on average by $874.7 million, or 5.55%, from $15.76 billion for the six months ended June 30, 2022 to $14.89 billion for the same period in the current year. Our net interest margin (TE) was 3.33% for the first six months of 2023, compared to 3.03% for the same period of 2022.

Interest income for the six months ended June 30, 2023, was $292.0 million, which was $54.7 million, or 23.03%, higher than the same period of 2022. Compared to the first six months of 2022, average interest-earning assets decreased by $874.7 million, while the yield on interest-earning assets increased by 90 basis points. The $874.7 million year-over-year decrease in earning assets resulted from a $1.0 billion decrease in average earning balances due from the Federal Reserve and a decline of $215.2 million in average investment securities, offset by $359.8 million of growth in average loans. The 90 basis point increase in the earning asset yield over the first six months of 2022 resulted from a 66 basis point increase in loan yields, from 4.29% for the first six months of 2022 to 4.95% for the same period of 2023, as well as a change in the mix of earning assets. Average loans as a percentage of earning assets grew from 54.36% for the first six months of 2022 to 59.97% for the first six months of 2023. The non tax-equivalent yield on investment securities was 2.33% for the six months ended June 30, 2023, compared to 1.79% for the same period of 2022.

Total interest income and fees on loans for the six months ended June 30, 2023 was $219.4 million, an increase of $37.2 million, or 20.39%, when compared to the same period of 2022. This increase in income was partly due to growth in average loans of $359.8 million. Discount accretion on acquired loans decreased by $1.7 million and interest and fee income from PPP loans declined by $4.1 million compared to the same period of 2022. After excluding discount accretion and the impact from PPP loans, our core loan yields grew by 75 basis points compared to the first six months of 2022. Core loan yields grew year-over-year, as rising interest rates contributed to an increase in yields from 4.29% for the first six months of 2022 to 4.95% for the same period of 2023.

Interest income from investment securities of $66.6 million for the six months ended June 30, 2023, increased $14.4 million from $52.3 million for the first six months of 2022. This increase was driven by a 55 basis point increase in the yield on securities, compared to the first six months of 2022. Average investment securities declined modestly from the first six months of 2022 by $215.2 million.

Interest expense of $46.8 million for the six months ended June 30, 2023, increased by $44.2 million from the same period of 2022. The average rate paid on interest-bearing liabilities increased by 140 basis points, to 1.49% for the first six months of 2023, from 0.09% for the same period of 2022. Likewise, the rate on interest-bearing deposits for the first six months of 2023 increased by 62 basis points from the same period in 2022. Average interest-bearing deposits declined by $805.2 million when compared to the first six months of 2022. Total cost of funds for the first six months of 2023 was 0.66%, compared with 0.04% for the same period of 2022. This 62 basis point increase in cost of funds was the result of the increase in the cost of interest-bearing deposits and the addition of $1.25 billion of short-term borrowings, on average, for the six months ended June 30, 2023, at an average cost of 4.87%. Average noninterest-bearing deposits represented 63.62% of our total deposits for the six months ended June 30, 2023, compared to 62.22% for the same period of 2022.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

The second quarter of 2023 included $500,000 in provision for credit losses, compared to $1.5 million in provision for credit losses in the first quarter of 2023 and $3.6 million in the second quarter of 2022. The year-to-date provision for credit losses of $2.0 million was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 0.98% at June 30, 2023. The increase in projected loss rates continues to be driven primarily by a deteriorating economic forecast that assumes modest GDP growth through 2024, as well as lower commercial real estate values and an increase in the rate of unemployment. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

For the six months ended June 30, 2023, we recorded $2.0 million in provision for credit losses, and experienced credit charge-offs of $198,000 and total recoveries of $48,000, resulting in net charge-offs of $150,000. For the six months ended June 30, 2022, we recorded $6.1 million in provision for credit losses, and experienced credit charge-offs of $24,000 and total recoveries of $522,000, resulting in net recoveries of $498,000. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,838	$5,333	$(495)	-9.28%	$10,182	$10,392	$(210)	-2.02%
Trust and investment services	3,315	2,962	353	11.92%	6,229	5,784	445	7.69%
Bankcard services	490	310	180	58.06%	867	726	141	19.42%
BOLI income	2,097	603	1,494	247.76%	3,286	1,952	1,334	68.34%
Swap fee income	82	—	82	—	632	—	632	—
Other	1,834	5,462	(3,628)	-66.42%	4,662	7,080	(2,418)	-34.15%
Total noninterest income	$12,656	$14,670	$(2,014)	-13.73%	$25,858	$25,934	$(76)	-0.29%

Second Quarter of 2023 Compared to the Second Quarter of 2022

Noninterest income was $12.7 million for the second quarter of 2023, compared with $14.7 million for the second quarter of 2022.The second quarter of 2023 included $806,000 in death benefits that exceeded the asset value of certain BOLI policies, partially offset by a $716,000 decline in CRA investment income. The second quarter of 2022 included a $1.3 million gain from an equity fund distribution related to a CRA investment, as well as $2.7 million in net gains on the sale of properties associated with banking centers, including $2.4 million from the sale of one property. Swap fees for transitioning our back-to-back swaps out of LIBOR to term SOFR were approximately $100,000 in the second quarter of 2023. Service charges on deposit accounts declined by $495,000, or 9.28% from the prior year quarter, while bankcard fees grew by $180,000.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2023, CitizensTrust had approximately $3.61 billion in assets under management and administration, including $2.41 billion in assets under management. CitizensTrust generated fees of $3.3 million for the second quarter of 2023, compared to $3.0 million for the same period of 2022.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees to fund deferred compensation plans. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income increased by $1.5 million compared to the second quarter of 2022 due to both the death benefits received in the second quarter of 2023 and higher returns for the underlying investments in separate fund life insurance policies used to fund deferred compensation plans. The second quarter of 2023 included $806,000 in death benefits that exceeded the asset value of certain BOLI policies, compared to no death benefits from BOLI policies in the second quarter of 2022.

The Bank also enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of these non-hedged swaps primarily offset each other resulting in swap fee income. Generally speaking, our volume of back-to-back interest rate swaps is impacted by the level and shape of the yield curve and the Bank's management of interest rate risk. There was one executed swap agreement related to new loan originations for the second quarter of 2023, compared to no executed swap agreements in the second quarter of 2022. The remaining LIBOR indexed swaps that were not converted to term SOFR in the first quarter of 2023 were converted during the second quarter, generating fee income of approximately $100,000. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

Six Months of 2023 Compared to Six Months of 2022

The $1.3 million year-over-year increase in BOLI income was primarily due to higher returns for the underlying investments in separate fund life insurance policies used to fund deferred compensation plans and the $806,000 in death benefits received in 2023. The six months ended June 30, 2022 included $2.7 million in net gains from the sale of properties associated with banking centers. Trust and investment fees grew by $445,000 or 7.69% due to increased assets under management.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$33,548	$31,553	$1,995	6.32%	$68,795	$64,209	$4,586	7.14%
Occupancy	4,591	4,483	108	2.41%	9,185	9,031	154	1.71%
Equipment	926	1,084	(158)	-14.58%	1,782	2,107	(325)	-15.42%
Professional services	2,562	2,305	257	11.15%	4,258	4,350	(92)	-2.11%
Computer software expense	3,316	3,103	213	6.86%	6,724	6,898	(174)	-2.52%
Marketing and promotion	1,321	1,638	(317)	-19.35%	3,036	3,096	(60)	-1.94%
Amortization of intangible assets	1,719	1,998	(279)	-13.96%	3,439	3,996	(557)	-13.94%
Telecommunications expense	519	516	3	0.58%	1,022	1,070	(48)	-4.49%
Regulatory assessments	2,164	1,379	785	56.93%	4,236	2,768	1,468	53.03%
Insurance	506	494	12	2.43%	1,011	982	29	2.95%
Loan expense	182	171	11	6.43%	481	539	(58)	-10.76%
OREO expense	—	—	—	—	—	(3)	3	100.00%
Provision for unfunded loan commitments	400	—	400	—	900	—	900	—
Directors' expenses	220	365	(145)	-39.73%	509	729	(220)	-30.18%
Stationery and supplies	207	232	(25)	-10.78%	493	466	27	5.79%
Acquisition related expenses	—	375	(375)	-100.00%	—	6,013	(6,013)	-100.00%
Other	1,836	1,175	661	56.26%	3,027	2,858	169	5.91%
Total noninterest expense	$54,017	$50,871	$3,146	6.18%	$108,898	$109,109	$(211)	-0.19%

Noninterest expense to average assets	1.32%	1.20%			1.34%	1.28%
Efficiency ratio (1)	40.86%	37.24%			40.17%	41.85%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.32% for the second quarter of 2023, compared to 1.20% for the second quarter of 2022.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 40.86% for the second quarter of 2023, compared to 37.24% for the second quarter of 2022.

Second Quarter of 2023 Compared to the Second Quarter of 2022

Noninterest expense for the second quarter of 2023 was $54.0 million, compared to $50.9 million for the second quarter of 2022. The $3.1 million increase in noninterest expense year-over-year included an increase of $2.0 million, or 6.32%, in salaries and employee benefits due to inflationary pressures primarily experienced in the second half of 2022 and a $785,000 increase in FDIC assessments as higher assessment rates were effective at the beginning of 2023. The second quarter of 2023 included $400,000 in provision for unfunded loan commitments, compared to no provision for the second quarter of 2022.

Six Months of 2023 Compared to Six Months of 2022

Noninterest expense of $108.9 million for the first six months of 2023 was $211,000 lower than the prior year period. Year-over-year increases included a $4.6 million in salaries and employee benefits primarily due to inflationary pressures on salary and benefits, $900,000 in provision for unfunded commitments, and a $1.5 million increase in FDIC assessments, offset by a $6.0 million decrease in acquisition expense. As a percentage of average assets, noninterest expense was 1.34% for the six months ended June 30, 2023, compared to 1.28% for the same period of 2022. If acquisition expense is excluded, noninterest expense as a percentage of average assets was 1.21% for the first six months of 2022. For the six months ended June 30, 2023, the efficiency ratio was 40.17%, compared to 41.85% for the same period of 2022. Excluding acquisition expense, the efficiency ratio was 39.54% for the six months ended June 30, 2022.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2023 was 28.20%, compared to 28.10% for the three and six months ended June 30, 2022, respectively. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $16.48 billion at June 30, 2023 increased by $8.0 million, or 0.05%, from total assets of $16.48 billion at December 31, 2022. Interest-earning assets of $14.94 billion at June 30, 2023 decreased by $36.1 million, or 0.24%, when compared with $14.97 billion at December 31, 2022. The decrease in interest-earning assets was primarily due to a $228.7 million decrease in investment securities and a $172.0 million decrease in total loans, partially offset by a $341.8 million increase in interest-earning balances due from the Federal Reserve.

Total liabilities were $14.48 billion at June 30, 2023, a decrease of $44.8 million, or 0.31%, from total liabilities of $14.53 billion at December 31, 2022. Total deposits declined by $438.7 million, or 3.42%. Higher interest rates that have resulted from the Federal Reserve’s significant increase in the federal funds rate over the last year have continued to impact deposit levels, including $550 million of funds on deposit at the end of 2022 that transferred from the Bank's balance sheet to CitizensTrust for investment in higher yielding securities such as treasury notes, including $180 million that were transferred in the current quarter. Short-term borrowings increased by $500.0 million from December 31, 2022. As of June 30, 2023, total short-term borrowings, consisted of $695 million of one-year advances from the Federal Reserve’s Bank Term Funding Program, at a cost of 4.7% and $800 million of short-term FHLB advances, at an average cost of approximately 5%. Total equity increased $52.9 million, or 2.71%, to $2.0 billion at June 30, 2023, compared to total equity of $1.95 billion at December 31, 2022. At the end of the second quarter of 2023, we entered into pay-fixed rate swaps to mitigate the risks of rising interest rates. This resulted in a fair value remeasurement of this swap derivative at June 30, 2023, resulting in an after tax increase in other comprehensive income of $7.8 million. Decreases from December 31, 2022 included $55.8 million in cash dividends. We engaged in no stock repurchases during the second quarter of 2023, compared to the first quarter of 2023, when we repurchased, under our 10b5-1 stock repurchase plan, 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. This 10b5-1 plan expired on March 2, 2023 and no new plan has been put in place since that time.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2023, total investment securities were $5.58 billion. This represented a decrease of $228.7 million, or 3.94%, from $5.81 billion at December 31, 2022. The decrease in investment securities was primarily due to cash outflow from the portfolio in the first half of 2023. At June 30, 2023, investment securities HTM totaled $2.51 billion. At June 30, 2023, our AFS investment securities totaled $3.07 billion, inclusive of a pre-tax net unrealized loss of $497.7 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $350.5 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the six months ended June 30, 2023 and 2022, repayments/maturities of investment securities totaled $231.9 million and $497.3 million, respectively. There were no investment securities sold during the second quarter of 2023 and 2022.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	June 30, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,018,260	$24	$(385,263)	$2,633,021	85.82%
CMO/REMIC	519,646	—	(111,187)	408,459	13.30%
Municipal bonds	26,797	52	(1,283)	25,566	0.83%
Other securities	1,105	—	—	1,105	0.05%
Unallocated portfolio layer fair value basis adjustments (1)	11,129	—	(11,129)	N/A	N/A
Total available-for-sale securities	$3,576,937	$76	$(508,862)	$3,068,151	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$538,923	$—	$(105,252)	$433,671	21.45%
Mortgage-backed securities	684,917	—	(103,649)	581,268	27.26%
CMO/REMIC	817,801	—	(155,611)	662,190	32.55%
Municipal bonds	471,066	1,654	(41,196)	431,524	18.74%
Total held-to-maturity securities	$2,512,707	$1,654	$(405,708)	$2,108,653	100.00%

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,192,151	$39	$(403,049)	$2,789,141	85.68%
CMO/REMIC	535,269	—	(95,966)	439,303	13.50%
Municipal bonds	26,797	67	(1,177)	25,687	0.79%
Other securities	1,080	—	—	1,080	0.03%
Total available-for-sale securities	$3,755,297	$106	$(500,192)	$3,255,211	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$548,771	$—	$(114,343)	$434,428	21.48%
Mortgage-backed securities	706,796	—	(105,867)	600,929	27.67%
CMO/REMIC	827,346	—	(131,730)	695,616	32.39%
Municipal bonds	471,388	913	(47,687)	424,614	18.46%
Total held-to-maturity securities	$2,554,301	$913	$(399,627)	$2,155,587	100.00%

As of June 30, 2023, approximately $34.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s AFS investment securities and HTM investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$80,414	$(3,322)	$2,551,205	$(381,941)	$2,631,619	$(385,263)
CMO/REMIC	745	(17)	407,711	(111,170)	408,456	(111,187)
Municipal bonds	6,442	(47)	17,940	(1,236)	24,382	(1,283)
Total available-for-sale securities	$87,601	$(3,386)	$2,976,856	$(494,347)	$3,064,457	$(497,733)
Investment securities held-to-maturity:
Government agency/GSE	$14,155	$(619)	$419,516	$(104,633)	$433,671	$(105,252)
Mortgage-backed securities	91,805	(3,138)	489,463	(100,511)	581,268	(103,649)
CMO/REMIC	47,110	(2,884)	615,080	(152,727)	662,190	(155,611)
Municipal bonds	92,899	(2,499)	253,674	(38,697)	346,573	(41,196)
Total held-to-maturity securities	$245,969	$(9,140)	$1,777,733	$(396,568)	$2,023,702	$(405,708)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	—	—	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)

Investment securities held-to-maturity:
Government agency/GSE	179,348	(39,866)	255,080	(74,477)	434,428	(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of June 30, 2023 and December 31, 2022.

Refer to Note 5 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.91 billion at June 30, 2023 decreased by $172.0 million, or 1.89%, from December 31, 2022. After adjusting for seasonality of dairy and livestock and PPP loans, our core loans declined by $31.9 million, or 0.37%, from the end of the fourth quarter. The $172.0 million decrease in total loans included decreases of $136.0 million in dairy & livestock loans, $19.4 million in construction loans, $12.0 million in SBA loans, $4.1 million in PPP loans, and $21.8 million in consumer and other loans, partially offset by increases of $19.1 million in commercial real estate loans and $7.6 million in commercial and industrial loans. Commercial and industrial line utilization was 31% at June 30, 2023, compared to 33% at the end of 2022. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 78% at the end of 2022 to 68% at June 30, 2023.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	June 30, 2023	December 31, 2022
	(Dollars in thousands)

Commercial real estate	$6,904,095	$6,884,948
Construction	68,836	88,271
SBA	278,904	290,908
SBA - Paycheck Protection Program (PPP)	5,017	9,087
Commercial and industrial	956,242	948,683
Dairy & livestock and agribusiness	298,247	433,564
Municipal lease finance receivables	77,867	81,126
SFR mortgage	263,201	266,024
Consumer and other loans	54,988	76,781
Total loans, at amortized cost	8,907,397	9,079,392
Less: Allowance for credit losses	(86,967)	(85,117)
Total loans and lease finance receivables, net	$8,820,430	$8,994,275

As of June 30, 2023, $517.6 million, or 7.50% of the total commercial real estate loans included loans secured by farmland, compared to $517.8 million, or 7.52%, at December 31, 2022. The loans secured by farmland included $135.8 million for loans secured by dairy & livestock land and $381.8 million for loans secured by agricultural land at June 30, 2023, compared to $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022. As of June 30, 2023, dairy & livestock and agribusiness loans of $298.2 million were comprised of $252.5 million of dairy & livestock loans and $45.7 million of agribusiness loans, compared to $433.6 million comprised of $388.5 million of dairy & livestock loans and $45.1 million of agribusiness loans December 31, 2022.

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

As of June 30, 2023, the Company had $201.3 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2023, the Company had $77.6 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of June 30, 2023, the Company had $68.8 million in construction loans. This represented 0.77% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects throughout California. There were no nonperforming construction loans at June 30, 2023.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of June 30, 2023.

	June 30, 2023
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,351,184	37.6%	$2,413,332	35.0%
Central Valley and Sacramento	2,087,446	23.4%	1,722,781	25.0%
Orange County	1,126,986	12.7%	720,381	10.4%
Inland Empire	1,008,354	11.3%	904,227	13.1%
Central Coast	477,620	5.4%	396,447	5.7%
San Diego	345,031	3.9%	346,049	5.0%
Other California	152,945	1.7%	92,685	1.3%
Out of State	357,831	4.0%	308,193	4.5%
	$8,907,397	100.0%	$6,904,095	100.0%

The table below breaks down our commercial real estate portfolio.

	June 30, 2023
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,287,710	33.1%	48.9%	$1,622
Office	1,144,586	16.6%	25.0%	1,671
Retail	979,826	14.2%	11.0%	1,716
Multi-family	836,978	12.1%	0.0%	1,594
Secured by farmland (2)	517,635	7.5%	98.6%	1,522
Medical	318,641	4.6%	33.4%	1,532
Other (3)	818,719	11.9%	43.8%	1,596
Total commercial real estate	$6,904,095	100.0%	36.0%	$1,624

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $135.8 million for loans secured by dairy & livestock land and $381.8 million for loans secured by agricultural land at June 30, 2023.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at June 30, 2023.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$6,454	$4,930
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming modified loans / troubled debt restructured loans (TDRs)	—	—
Total nonperforming loans	6,454	4,930
OREO, net	—	—
Total nonperforming assets	$6,454	$4,930
Modified loans / Performing TDRs	$3,307	$7,817

Total nonperforming loans and performing modified loans/TDRs	$9,761	$12,747

Percentage of nonperforming loans and performing modified loans/TDRs to total loans, at amortized cost	0.11%	0.14%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.07%	0.05%
Percentage of nonperforming assets to total assets	0.04%	0.03%

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

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2023.

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at June 30,2023	Financing Receivables
	(Dollars in thousands)
Commercial real estate loans	$1,579	0.02%
Commercial and industrial	1,000	0.01%
Dairy & livestock and agribusiness	728	0.01%
Total	$3,307

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2023.

Loan Type	Financial Effect

Term Extension
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.

As of June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the second quarter of 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$1,579	$—	$—
Commercial and industrial	1,000	—	—
Dairy & livestock and agribusiness	728	—	—
Total	$3,307	$—	$—

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

At June 30, 2023 and December 31, 2022, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty under the ASU 2022-02 or under TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on modified loans to borrowers experiencing financial difficulty or TDRs for the six months ended June 30, 2023 and 2022.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2023	2023	2022	2022	2022
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$3,159	$2,634	$2,657	$6,705	$6,843
Construction	—	—	—	—	—
SBA	629	702	443	1,065	1,075
SBA - PPP	—	—	—	—	—
Commercial and industrial	2,039	2,049	1,320	1,308	1,655
Dairy & livestock and agribusiness	273	406	477	1,007	3,354
SFR mortgage	354	384	—	—	—
Consumer and other loans	—	—	33	32	37
Total	$6,454	$6,175	$4,930	$10,117	$12,964
% of Total loans	0.07%	0.07%	0.05%	0.12%	0.15%

Past due 30-89 days:
Commercial real estate	$532	$425	$—	$—	$559
Construction	—	—	—	—	—
SBA	—	575	556	—	—
Commercial and industrial	—	—	—	—	—
Dairy & livestock and agribusiness	555	183	—	—	—
SFR mortgage	—	—	388	—	—
Consumer and other loans	—	—	175	—	—
Total	$1,087	$1,183	$1,119	$—	$559
% of Total loans	0.01%	0.01%	0.01%	—	0.01%

OREO:
Commercial real estate	$—	$—	$—	$—	$—
SBA	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Total nonperforming, past due, and OREO	$7,541	$7,358	$6,049	$10,117	$13,523
% of Total loans	0.08%	0.08%	0.07%	0.12%	0.16%

Classified Loans	$77,834	$66,977	$78,658	$63,651	$76,170

Nonperforming loans, defined as nonaccrual loans, nonperforming modified/TDR loans and loans past due 90 days or more, were $6.5 million at June 30, 2023, or 0.07% of total loans. This compares to nonperforming loans of $4.9 million, or 0.05% of total loans, at December 31, 2022 and $13.0 million, or 0.15% of total loans, at June 30, 2022. The $1.5 million increase in nonperforming loans from December 31, 2022 was primarily due to an increase of $719,000 in commercial and industrial loans and $502,000 in commercial real estate loans. Classified loans are loans that are graded “substandard” or worse. Classified loans increased $10.9 million quarter-over-quarter, primarily due to a $9.7 million increase in classified commercial real estate loans and a $6.1 million increase in classified dairy & livestock and agribusiness loans, partially offset by a $4.4 million decrease in classified commercial and industrial loans.

Allowance for Credit Losses

The allowance for credit losses totaled $87.0 million as of June 30, 2023, compared to $85.1 million as of December 31, 2022 and $80.2 million as of June 30, 2022. Our allowance for credit losses at June 30, 2023 was 0.98% of total loans. This compares to 0.94% and 0.92% at December 31, 2022 and June 30, 2022, respectively. The ACL was increased by $1.9 million for the first six month of 2023, including $2.0 million in provision for credit losses. The ACL increased by $15.2 million for the six months ended June 30, 2022, including $8.6 million for the acquired Suncrest PCD loans and $6.1 million in provision for credit losses. Net charge-offs were $150,000 for the six months ended June 30, 2023, which compares to $498,000 in net recoveries for the same period of 2022.

The allowance for credit losses as of June 30, 2023 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans (excluding Paycheck Protection Program loans). The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks, including a stagflation scenario, weighted among these multiple forecasts. As of June 30, 2023, the resulting weighted forecast assumes GDP will increase by 1.5% in 2023, including a decline in GDP in the second half of this year, followed by modest growth of 0.8% for 2024 and then grow by 2.0% in 2025. The unemployment rate is forecasted to be 3.8% in 2023, followed by an increase to 5.0% in both 2024 and 2025. As there is continued uncertainty around the assumptions that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company's service areas and customers will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Six Months Ended
	June 30,
	2023	2022
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$85,117	$65,019
Charge-offs:
Commercial real estate	—	—
Construction	—	—
SBA	(181)	—
Commercial and industrial	(16)	(21)
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other loans	(1)	(3)
Total charge-offs	(198)	(24)
Recoveries:
Commercial real estate	—	—
Construction	6	6
SBA	21	58
Commercial and industrial	14	456
Dairy & livestock and agribusiness	7	2
SFR mortgage	—	—
Consumer and other loans	—	—
Total recoveries	48	522
Net (charge-offs) recoveries	(150)	498
Initial ACL for PCD loans at acquisition	—	8,605
Provision recorded at acquisition	—	4,932
Provision for (recapture of) credit losses	2,000	1,168
Allowance for credit losses at end of period	$86,967	$80,222

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	8,000	$8,000
Provision for unfunded loan commitments	900	—
Reserve for unfunded loan commitments at end of period	$8,900	$8,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.48%	0.43%

Amount of total loans at end of period (1)	$8,907,397	$8,692,229
Average total loans outstanding (1)	$8,927,672	$8,567,876

Net (charge-offs) to average total loans	0.00%	0.01%
Net (charge-offs) to total loans at end of period	0.00%	0.01%
Allowance for credit losses to average total loans	0.97%	0.94%
Allowance for credit losses to total loans at end of period	0.98%	0.92%
Net (charge-offs) to allowance for credit losses	-0.17%	0.62%
Net (charge-offs) to provision for credit losses	-7.50%	8.16%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $8.9 million for our off-balance sheet credit exposures as of June 30, 2023, compared with $8.0 million as of December 31, 2022 and June 30, 2022. The year-over-year increase included $900,000 in provision for unfunded loan commitments in the first six months of 2023.

While we believe that the allowance at June 30, 2023 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Changes in economic and business conditions could have an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a specific borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits. We have no brokered deposits with 100% of our deposits being core deposits based on long-term customer relationships.

Total deposits were $12.40 billion at June 30, 2023. This represented a decrease of $438.7 million, or 3.42%, when compared with total deposits of $12.84 billion at December 31, 2022. The composition of deposits is summarized as of the dates presented in the table below.

	June 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,878,810	63.55%	$8,164,364	63.60%
Interest-bearing deposits
Investment checking	574,817	4.64%	723,870	5.64%
Money market	3,124,524	25.20%	3,070,674	23.92%
Savings	503,334	4.06%	582,711	4.54%
Time deposits	316,036	2.55%	294,626	2.30%
Total Deposits	$12,397,521	100.00%	$12,836,245	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $7.88 billion at June 30, 2023, representing a decrease of $285.6 million, or 3.50%, from noninterest-bearing deposits of $8.16 billion at December 31, 2022. Noninterest-bearing deposits represented 63.55% of total deposits at June 30, 2023, compared to 63.60% of total deposits at December 31, 2022, and over the last five quarters have been consistently greater than 63%.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.20 billion at June 30, 2023, representing a decrease of $174.6 million, or 3.99%, from savings deposits of $4.38 billion at December 31, 2022.

Time deposits totaled $316.0 million at June 30, 2023, representing an increase of $21.4 million, or 7.27%, from total time deposits of $294.6 million for December 31, 2022.

Our deposits are 100% relationship based core deposits and customer repurchase agreements ("repos"). We had zero brokered deposits at the end of the second quarter of 2023 with 76% of our deposits consisting of business deposits and 24% consisting of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 41%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products that exceed the FDIC’s insurance coverage level of $250,000. Therefore, 52% of total deposits and customer repurchase agreements were uninsured and uncollateralized at June 30, 2023.

Our customer deposit relationships represent a diverse set of industries. The industry classification with the largest concentration is manufacturing, which represents 10% of our deposits. Overall, there are 14 different industry classifications that represent 2% or more of our deposits as of June 30, 2023. Our depositors have typically banked with us for many years. As of June 30, 2023, 40% of our deposit relationships have banked with us more than 10 years and 77% of our deposit relationships have been with us for three or more years.

The unprecedented increase in short-term interest rates impacted our deposit levels. Total deposits and customer repos were $12.85 billion at June 30, 2023, an $87.8 million, or 0.69% increase from March 31, 2023. However, deposits and customer repos were $551.8 million lower than the end of 2022, which includes $550 million that was moved into Citizens Trust, where these funds were invested in higher yielding liquid assets such as treasury notes. The velocity of deposits moving to CitizensTrust declined in the second quarter of 2023, with approximately $180 million transferred off balance sheet in the quarter, compared to $370 million in the first quarter of 2023. The Bank continues to acquire new deposit customers and the deposit pipeline has strengthened over the last three months. New accounts opened during the first half of 2023 totaled approximately $650 million of new average deposits.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2023 and December 31, 2022, total funds borrowed under these agreements were $452.4 million and $565.4 million, respectively, with a weighted average interest rate of 0.22% and 0.10%, respectively.

As a result of declining deposit balances and increased funds on deposit at the Federal Reserve, we borrowed on average $1.53 billion during the second quarter of 2023. As of June 30, 2023, total short-term borrowings, consisted of $695 million of one-year advances from the Federal Reserve’s Bank Term Funding Program at a cost of 4.7%, which replaced higher cost borrowings from the FHLB, and $800 million of short-term FHLB advances, at an average cost of approximately 5%. These FHLB advances will mature over the next two quarters, with the final maturity at the end of November 2023. The modest growth of $90 million in borrowings from the end of the first quarter of 2023 to the end of the second quarter of 2023, coincided with a $322.2 million increase in funds on deposit at the Federal Reserve, which earn a rate of more than 5%.

At June 30, 2023, loans with a carrying value of $4.29 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At June 30, 2023, investment securities, with the following carrying values, were pledged to secure $1.87 billion of total deposits which includes $1.25 billion to secure public funds, $551.2 million of repurchase agreements, approximately $695 million of outstanding borrowings, and approximately $20 million for other purposes as required or permitted by law. In addition, investment securities having a carrying value of $1.9 billion were pledged to secure unused borrowing capacity as of June 30, 2023.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2023.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,397,521	$12,374,710	$18,323	$4,217	$271
Customer repurchase agreements (1)	452,373	452,373	—	—	—
Other borrowings	1,495,000	1,495,000	—	—	—
Deferred compensation	23,095	577	1,152	1,150	20,216
Operating leases	27,173	7,045	12,119	6,841	1,168
Equity investments	18,514	12,525	5,663	42	284
Total	$14,413,676	$14,342,230	$37,257	$12,250	$21,939

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

Operating leases represent the total minimum lease payments due under non-cancelable operating leases. Refer to Note 13 – Leases of the notes to the Company’s unaudited condensed consolidated financial statements for a more detailed discussion about leases.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2023.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$425,803	$80,376	$165,660	$154,100	$25,667
Construction	27,743	24,415	—	—	3,328
SBA	178	—	—	—	178
Commercial and industrial	965,060	750,671	184,964	3,847	25,578
Dairy & livestock and agribusiness (1)	266,624	211,618	55,006	—	—
Municipal lease finance receivables	—	—	—	—	—
SFR Mortgage	6,726	4,163	—	—	2,563
Consumer and other loans	123,639	15,258	5,596	3,746	99,039
Total commitment to extend credit	1,815,773	1,086,501	411,226	161,693	156,353
Obligations under letters of credit	51,800	12,264	39,518	—	18
Total	$1,867,573	$1,098,765	$450,744	$161,693	$156,371

(1)
Total commitments to extend credit to agribusiness were $33.1 million at June 30, 2023.

As of June 30, 2023, we had commitments to extend credit of approximately $1.82 billion, and obligations under letters of credit of $51.8 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of June 30, 2023 and 2022, the balance in this reserve was $8.9 million and $8.0 million, respectively, and was included in other liabilities. The year-over-year increase included $900,000 in provision for unfunded loan commitments for the six months ended June 30, 2023, compared to no provision for the same period of 2022.

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

Total equity increased $52.9 million, or 2.71%, to $2.00 billion at June 30, 2023, compared to total equity of $1.95 billion at December 31, 2022. Increases to equity included $115.0 million in net earnings and a $9.9 million increase in other comprehensive income. At the end of the second quarter of 2023, we entered into pay-fixed rate swaps to mitigate the risks of rising interest rates. This resulted in a fair value remeasurement of this swap derivative at June 30, 2023, resulting in an after tax increase in other comprehensive income of $7.8 million. Decreases from December 31, 2022 included $55.8 million in cash dividends. We engaged in no stock repurchases during the second quarter of 2023, compared to the first quarter of 2023, when we repurchased, under our 10b5-1 stock repurchase plan, 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. This 10b5-1 plan expired on March 2, 2023 and no new plan has been put in place since that time. Our tangible book value per share at June 30, 2023 was $8.74.

During the second quarter of 2023, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions. During the first quarter of 2022, we executed on the $70 million accelerated stock repurchase program and retired 2,544,298 shares of common stock. We also repurchased, under our 10b5-1 stock repurchase plan, 536,010 shares of common stock, at an average repurchase price of $23.40, totaling $12.5 million. During the first quarter of 2023, we repurchased 791,800 shares at an average price of $23.43. We engaged in no stock repurchases during the second quarter of 2023. This 10b5-1 plan expired on March 2, 2023 and no new plan has been put in place since that time.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2023, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

At June 30, 2023 the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				June 30, 2023		December 31, 2022
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	9.81%	9.73%	9.53%	9.42%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.07%	13.95%	13.55%	13.39%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.07%	13.95%	13.55%	13.39%
Total risk-based capital ratio	8.00%	10.50%	10.00%	14.92%	14.80%	14.37%	14.22%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit totaling approximately $5.4 billion, of which $3.5 billion is secured by pledged loans and another $1.9 billion is secured by investment securities. In addition to having more than $600 million of cash on the balance sheet at June 30, 2023, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.1 billion of secured and unused capacity with the Federal Home Loan Bank, $1.3 billion of secured unused borrowing capacity at the Fed’s discount window or Bank Term Funding Program, more than $550 million of unpledged AFS securities that could be pledged at the discount window or the Fed’s Bank Term Funding Program and $300 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has not utilized any brokered deposits as of June 30, 2023. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources and uses of funds for the Company are deposits, customer repurchase agreements and loans. Total deposits and customer repos of $12.85 billion at June 30, 2023 decreased $551.8 million, or 4.12%, over total deposits and customer repos of $13.40 billion at December 31, 2022. As a result of declining deposit balances, we borrowed on average $1.53 billion during the second quarter of 2023. We had no brokered deposits throughout the quarter. As of June 30, 2023, total short-term borrowings, consisted of $695 million of one-year advances from the Federal Reserve’s Bank Term Funding Program at a cost of 4.7%, which replaced higher cost borrowings from the FHLB, and $800 million of short-term FHLB advances, at an average cost of approximately 5%. These FHLB advances will mature over the next two quarters, with the final maturity at the end of November 2023. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At June 30, 2023, our deposits and customer repurchase agreements that are neither collateralized nor insured were $6.7 billion.

In addition to the increase in short-term borrowing during the first half of 2023, we shrank our investment portfolio by not reinvesting the approximately $120 million of cashflows generated by our investments during the second quarter of 2023. Our total investment portfolio declined by $160 million from March 31, 2023 to $5.58 billion as of June 30, 2023. The decrease was primarily due to a $136.4 million decline in AFS investment securities. AFS securities totaled $3.07 billion at the end of the second quarter, inclusive of a pre-tax net unrealized loss of $497.7 million.

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2023 and 2022. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)

Average cash and cash equivalents	$369,689	$1,405,827
Percentage of total average assets	2.26%	8.18%

Net cash provided by operating activities	$162,103	$128,388
Net cash provided by (used in) investing activities	381,502	(776,221)
Net cash used in financing activities	(128,711)	(388,006)
Net increase (decrease) in cash and cash equivalents	$414,895	$(1,035,839)

Average cash and cash equivalents decreased by $1.04 million, or 73.70%, to $369.7 million for the six months ended June 30, 2023, compared to $1.41 billion for the same period of 2022.

At June 30, 2023, cash and cash equivalents totaled $618.4 million. This represented a decrease of $78.4 million, or 11.25%, from $696.7 billion at June 30, 2022.

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

	Estimated Net Interest Income Sensitivity
	June 30, 2023			December 31, 2022
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	1.48%	2.69%	+ 200 basis points	2.32%	4.96%
- 200 basis points	-0.98%	-3.07%	- 200 basis points	-2.28%	-6.83%

Based on our current simulation models, we believe that the interest rate risk profile of the June 30, 2023 balance sheet is slightly asset sensitive over both a one-year and a two-year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing characteristics and rate fluctuations of deposits with indeterminate or non-contractual maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. Continued near term declines in deposits due to higher interest rates, that result in higher levels of borrowings, will increase the probability that net interest income decreases in future periods.

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2023 and December 31, 2022, the EVE profile indicates a larger decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2023	December 31, 2022

300 bp decrease in interest rates	-26.2%	N/A
200 bp decrease in interest rates	-9.0%	-12.8%
100 bp decrease in interest rates	-2.5%	-4.4%
100 bp increase in interest rates	0.9%	1.2%
200 bp increase in interest rates	1.1%	2.2%
300 bp increase in interest rates	1.5%	3.8%
400 bp increase in interest rates	2.7%	5.3%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently have futures, forwards, or option contracts. As a result of the phase out of LIBOR, our interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. The Bank will continue to use multiple alternative indices as replacements for LIBOR for newly originated instruments. All remaining financial instruments indexed to LIBOR have been transitioned to a replacement index, as of June 30, 2023. For further quantitative and qualitative disclosures about market risks in our portfolio, see Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended June 30, 2023, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims, bankruptcy claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

The recent high-profile bank failures have generated significant market volatility among publicly traded bank holding companies and, in particular, regional community banks like CBB. These market developments have negatively impacted customer confidence in the safety and soundness of smaller regional and community banks. As a result, customers may choose to maintain deposits with larger more systematically important financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact CBB’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While CBB currently has access to substantial borrowing capacity from the Federal Reserve Bank, the Federal Home Loan Bank and credit facilities established with larger banks, there can be no assurance that customer confidence in regional banks and the banking system more broadly will be fully restored or that potential liquidity concerns will recede.

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

If the goodwill that we recorded in connection with business acquisitions becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of the businesses we acquired. Goodwill has an indefinite useful life and is not amortized, however, it is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that the carrying value of the asset might be impaired, including as a result of a decline in our stock price and market capitalization below our stated book value. We determine impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using, among other things, discounted cash flows, the fair value of our Company as determined by our stock price, and peer company comparisons. Adverse events in the banking sector have caused market volatility and declines in the stock market prices for many community and regional banks, including the Company’s, resulting in a recent decline in the Company’s market capitalization. If management’s estimates of future cash flows are rendered inaccurate, fair value determined could likewise become inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Any enhanced regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations and acquisition opportunities.

Recent events in the banking industry could result in increased regulatory scrutiny in the course of routine examinations and otherwise, and new regulations directed towards regional banks, designed to address the recent negative developments in the banking industry, could increase the Company’s costs of doing business, result in decreased regulatory support for merger and acquisition activity, and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, levels of uninsured deposits, and embedded interest rate risk on bank balance sheets. As a primarily commercial bank, CBB has a relatively higher percentage of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, CBB could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Changes in economic, market and political conditions can adversely affect our operating results and financial condition.

We are subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years. The global economic impact from the geopolitical events in Europe that is contributing to rising energy and commodity prices, as well as the on-going supply chain disruptions have resulted in inflationary pressures and increases to prevailing interest rates. The Federal Reserve’s Open Market Committee (“FOMC”) raised the target range for the federal funds rate to 5.00% to 5.25% in May 2023, resulting in a cumulative increase of 5.00% from March of 2022. These recent increases in prevailing interest rates and the expectation that further increases are likely will impact both our customers and many aspects of our business. Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but could also impact our ability to grow loans and deposits. Rising interest rates, higher commodity prices, and supply chain issues and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"). We did not repurchase any shares of our common stock during the quarter ended June 30, 2023. As of June 30, 2023, an aggregate of 4,300,059 shares remained available for repurchase under our 2022 Repurchase Program. The only shares repurchased during the second quarter of 2023 were shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

April 1 - 30, 2023	531	$15.52	—	4,300,059
May 1 - 31, 2023	—	$—	—	4,300,059
June 1 - 30, 2023	428	$14.57	—	4,300,059
Total	959	$15.10	—	4,300,059

(1) Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: August 9, 2023

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)